Form 10-K
period 1993-12-31
BALL CORP
filed 1994-03-29
CIK 9389

===========================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1993

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____
          ___________________________________________________________

                                Ball Corporation

                         Commission File Number 1-7349
                  State of Indiana                 35-0160610

                     345 South High Street, P.O. Box 2407
                          Muncie, Indiana 47307-0407

                        Registrant's telephone number,
                     including area code:  (317) 747-6100
          ___________________________________________________________

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
   -------------------------------           -----------------------------
   Common Stock, without par value           New York Stock Exchange, Inc.
                                              Midwest Stock Exchange, Inc.
                                              Pacific Stock Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [ X ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $737.0 million based upon the closing market price on March 1, 1994 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $68.7 million).

Number of shares outstanding as of the latest practicable date.

            Class                             Outstanding at March 1, 1994
- ----------------------------                  ----------------------------
Common Stock, without par value                        29,557,117

         ===========================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1993 to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.
2. Proxy statement filed with the Commission dated March 21, 1994 to the extent indicated in Part III.

                                    PART I

Item 1.   Business

Ball Corporation is an Indiana corporation organized in 1880 and incorporated in 1922. Its principal executive offices are located at 345 South High Street, Muncie, Indiana 47305-2326. The terms "Ball" and the "company" as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball Corporation is a manufacturer of packaging products for use primarily in the packaging of food and beverage products. The company also provides aerospace and communications systems and professional services to the federal sector and commercial customers.

The following sections of the 1993 Annual Report to Shareholders contain financial and other information concerning company business developments and operations, and are incorporated herein by reference: the financial statement notes "Restructuring and Other Charges," "Spin-Off," "Business Segment Information" and "Acquisitions" on pages 22 through 26; and, "Management's Discussion and Analysis of Operations" on pages 9 through 15.

                         Recent Business Developments

Restructuring and Other Charges

In the company's major packaging markets, excess manufacturing capacity and severe pricing pressures have been significant competitive challenges in recent years. Moreover, reductions in federal defense expenditures and other attempts to curb the federal budget deficit have resulted in excess capacity in the aerospace and defense industry as the number of new contract bidding opportunities has declined and existing programs have been curtailed or delayed.

In order to adapt the company's manufacturing capabilities and administrative organizations to meet foreseeable requirements of its packaging and aerospace markets, management developed plans to restructure the company's businesses. These plans involve plant closures to consolidate manufacturing activities into fewer, more efficient facilities, principally in the glass and metal food container businesses, and administrative consolidations in the glass, metal packaging and aerospace and communications businesses. In addition to the restructuring plans, decisions were made during the year to discontinue two aerospace and communications segment product lines.

The financial impact of these plans was recognized through restructuring and other charges recorded in the third and fourth quarters of 1993 in the aggregate amount of $108.7 million ($66.3 million after tax or $2.31 per share). Further information regarding the company's restructuring plans is included in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Operations, which are incorporated herein by reference.

Heekin Can, Inc.

On March 19, 1993, the company acquired Heekin Can, Inc. (Heekin), a manufacturer of metal containers primarily for the food, pet food and aerosol markets, with 1992 sales of $355 million. The acquisition, which has been accounted for as a purchase business combination, was effected by issuance of approximately 2.5 million shares of Ball Corporation common stock valued at approximately $88.3 million, in exchange for 100 percent of Heekin's issued and outstanding common stock. Further information regarding this transaction is included in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Operations, which are incorporated herein by reference.

Spin-Off

On April 2, 1993, the company completed the spin-off of seven diversified businesses by means of a distribution of 100 percent of the common stock of Alltrista, a then wholly-owned subsidiary, to holders of company common stock. The distributed net assets of Alltrista included the following businesses: the consumer products division; the zinc products division; the metal decorating and services division; the industrial systems division; and the plastics products businesses, consisting of Unimark plastics, industrial plastics and plastic packaging. Following the distribution, Alltrista operated as an independent, publicly-owned corporation. Accordingly, the net assets and results of operations of the Alltrista businesses have been classified separately from continuing operations in the accompanying consolidated financial statements. Additional information regarding this transaction can be found in the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

          Other Information Pertaining to the Business of the Company

The company's continuing businesses are comprised of two segments: packaging, and aerospace and communications.

Packaging Segment

The company's principal business segment develops, manufactures and sells rigid packaging products, containers and materials primarily for use in packaging food and beverage products. Most of the company's packaging segment products are sold in highly competitive markets, primarily based on price, service, quality and performance. The majority of the company's packaging sales are made directly to major companies having leading market positions in packaged food and beverage businesses. While a substantial portion of the company's sales of packaging products is made to relatively few customers, the company believes that its competitors exhibit similar customer concentrations.

The packaging business is capital intensive, requiring significant investments in machinery and equipment, and profitability is sensitive to production volumes and the cost of significant raw materials. Generally, profitability is enhanced where greater unit volumes can be produced from a given investment in productive equipment and where material and labor costs per unit of product can be reduced.

Raw materials used by the company's packaging businesses consist principally of metals (aluminum and steel), sand and soda ash and are generally available from several sources. Currently, the company is not experiencing any shortage of raw materials. The company's manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as propane, natural gas, fuel oil, and electricity. While certain of these energy sources may become increasingly in short supply, or subject to government allocation or excise taxes, the company cannot predict the effects, if any, of such occurrences on its future operations.

Research and development efforts in these businesses generally seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength.
In the packaging segment, the company sells under supply contracts for minimum (generally exceeded) or indeterminate quantities and, accordingly, is unable to furnish backlog information.

The operations and products within this segment are discussed below:

     Metal Packaging

Metal packaging is manufactured by the company's domestic metal beverage container operation as well as its wholly owned subsidiaries, Ball Packaging Products Canada, Inc. and Heekin Can, Inc., and is comprised primarily of two product lines: two-piece beverage containers and two and three-piece food containers.

     Metal beverage containers

Metal beverage containers and ends represent the company's largest product line accounting for approximately 44 percent of 1993 consolidated net sales. Decorated two-piece aluminum beverage cans are produced by seven domestic manufacturing facilities; ends are produced by two of these facilities. Three manufacturing facilities operated by Ball Canada produce aluminum beverage cans; ends are produced at one of these facilities as well as at one other facility. The company believes it is the third largest commercial supplier of aluminum beverage cans and ends to the combined U.S. and Canadian market in 1993 with an approximate 16 percent market share, based upon estimated 1993 total industry shipments. The company estimates that its two larger competitors together represent less than 50 percent of estimated 1993 total industry shipments for the U.S. and Canada, and that one slightly smaller competitor had a market share estimated at 12 percent in 1993. This latter competitor's recent purchase of the beverage can manufacturing operations of a self-manufacturer likely will result in a future market share of approximately 16 percent, based on estimated 1993 shipments.

The U.S. and Canadian metal beverage container industry has experienced steady demand growth at a compounded annual rate of approximately 5 percent over the last decade, with much of that growth in the soft drink market segment. In 1992, the latest year for which data is available, metal containers accounted for approximately 52 percent and 70 percent of estimated total U.S. packaged soft drink and beer units shipped, respectively. In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage market than in the U.S., particularly in the packaged beer market, in which the market share of metal containers has been hindered by trade barriers within Canada. As a result of recent General Agreement on Tariffs and Trade
(GATT) rulings, there has been pressure to remove these trade barriers. However, in May 1992, the Ontario government enacted an "environmental" tax levy of 10 cents (Canadian) per can of beer sold in Ontario. This tax discriminates against cans in favor of refillable glass bottles. Shipments of cans to the Ontario beer industry declined sharply after this tax was enacted.

Beverage container industry production capacity in the U.S. and Canada has exceeded demand in the last several years. As a result, selling prices have declined as competitors attempted to maintain sufficient volumes to operate their manufacturing facilities economically.

Metal beverage containers are sold primarily to brewers and fillers of carbonated soft drinks, beer and other beverages, under long-term supply or annual contracts. Sales to the company's largest customer, Anheuser-Busch Companies, Inc., accounted for approximately 11 percent of consolidated 1993 sales, or approximately 25 percent of total metal beverage container sales. Sales to all bottlers of Pepsi-Cola and Coca-Cola branded beverages comprised approximately 22 percent of consolidated 1993 sales, or approximately 50 percent of total metal beverage container sales. Sales volume of metal beverage cans and ends tends to be highest during the period between April and September.

     Metal food containers

Two-piece and three-piece steel food containers are manufactured by Ball Canada and Heekin, and sold primarily to food processors in Canada and the Midwestern United States. In 1993, metal food container sales comprised approximately 15 percent of consolidated sales. Sales to one customer represented more than 10 percent of this operation's 1993 sales. Sales volume of metal food containers tends to be highest from June through October.

The company has one principal competitor in Canada and numerous competitors in the U.S. food container market. With the acquisition of Heekin, the company estimates that it was the third largest metal food container manufacturer with an approximate 12 percent share of the North American market for metal food containers, based on estimated 1993 industry shipments. A competitor's recent acquisition of a major food processor's self-manufacturing operations likely will result in that competitor becoming the third largest food can manufacturer in the North American market with an approximate 25 percent market share.

In the food container industry, capacity significantly exceeds market demand resulting in a highly price competitive market. During 1993, the company completed consolidation of certain facilities in Canada. In conjunction with the restructuring plans described above, the company has announced the closure of its Augusta, Wisconsin plant and the sale of its Alsip, Illinois plant.

     Other metal packaging

The company also manufactures containers for aerosol products and other specialty goods, and sells flat sheet products, primarily to customers which manufacture cans for their own use.

     Glass Packaging

Ball-InCon Glass Packaging Corp., a wholly-owned subsidiary, manufactures a diversified line of glass containers for sale primarily to processors, packers and distributors of food and juice, wine and liquor products. Ball-InCon currently operates fourteen glass container manufacturing facilities and a glass mold manufacturing facility. One glass plant is owned by Madera Glass Company, a 51 percent owned subsidiary of Ball-InCon. Ball-InCon's 1993 sales of glass containers accounted for approximately 29 percent of consolidated sales.

The company estimates that Ball-InCon is the third largest domestic producer of commercial glass containers with an estimated 14 percent market share, based upon 1993 sales dollars. Its two larger competitors together are estimated to comprise in excess of 60 percent of the domestic market. However, Ball-InCon has focused upon the food and juice, still wines and champagnes, and distilled spirits market segments in which service, quality and performance are discriminating competitive factors. Ball-InCon's share positions in these markets are estimated to be approximately 26 percent, 17 percent and 7 percent, respectively.

One of the primary markets segments served by Ball-InCon, food and juice, experienced an 11.1 percent, 0.6 percent and 4.7 percent increase in units shipped in 1993, 1992 and 1991, respectively. The total market for all types of glass containers increased approximately 2.5 percent in 1993, but has declined by an average of 0.6 percent per annum since 1982 as other packaging materials, such as metal, plastic and flexible packaging, have captured a share of products previously packaged in glass, e.g., beer, carbonated soft drinks and specialty items, and due to a decline in alcoholic beverage consumption. Declining long-term demand for glass packaging has resulted in manufacturers reducing their production capacity in order to maintain a balance between market demand and supply.

In 1992, three plants were closed in the industry: two by the company and one by a competitor. Although several furnaces were idled in 1993, no plants were closed in the industry. In 1994, the company announced the closing of its Asheville, North Carolina glass container manufacturing plant.

The majority of Ball-InCon's sales are made directly to major companies having leading market positions in packaged food and juice, and still wines and champagnes. Sales to no one customer represented more than 10 percent of Ball-InCon's 1993 sales.

Aerospace and Communications Segment

The aerospace and communications segment provides systems, products and services to the aerospace and defense, and commercial telecommunications markets. In 1993, approximately 10 percent of the segment's sales were made to the commercial telecommunications industry and 10 percent of sales were made to international customers.

The majority of the company's aerospace business involves work under relatively short term contracts (generally one to five years) for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and foreign governments. Contracts funded by the various agencies of the Federal government represented approximately 77 percent of this segment's sales in 1993. Overall, competition within the aerospace businesses is expected to intensify. Declining defense spending may result in greater competition for DoD contracts as the military market decreases, as well as greater competition for NASA and other civilian aerospace contracts historically serviced by Ball, as major defense contractors seek to enter those markets.

The segment also supplies commercial telecommunications equipment to customers in satellite and ground communications, and navigation markets. Products are supplied on a fixed price basis to original equipment manufacturers both domestically and internationally. These markets are generally characterized as having relatively high growth rates (10 percent annually) and the products supplied typically have life cycles of 3 to 5 years.

The operations which comprise the aerospace and communications segment presently are organized as two divisions: the aerospace systems division and the telecommunications products division. Included in the aerospace systems division are space systems, systems engineering services, and electro-optics and cryogenics products. The telecommunications products division is comprised of commercial and video products, advanced antenna systems, and time and frequency standard devices. A description of the principal products and services of the aerospace and communications segment follows:

     Space systems and systems engineering services

These businesses provide complete space systems including satellites, ground systems and launch vehicle integration to NASA, the DoD and to commercial and international customers. The products and services include mission definition and design; satellite design, manufacture and testing; payload and launch vehicle definition and integration; and satellite ground station control hardware and software.

Ball also provides a range of professional technical services to government customers including systems engineering support; simulation studies, analysis and prototype hardware; and hardware and software research and development tasks for test and evaluation of government programs. Revenues derived from services represented less than two percent of consolidated 1993 sales.

     Electro-optics and cryogenics products

Primary products of the electro-optics business include: spacecraft guidance, control instruments and sensors; defense subsystems for surveillance, warning, target identification and attitude control in military and civilian space applications; and scientific instruments used in various space and earth science applications.

Primary products in the cryogenics business include: open cycle cryogenic storage and cooling devices; mechanical refrigerators that provide cryogenic cooling; and thermal electric coolers and radiative coolers, all of which are used for the cooling of detectors and associated equipment for space science and earth remote sensing applications. Open cycle cryogenic systems are also provided to NASA for life support on the Space Shuttle and Space Station.

     Telecommunication products

Ball provides advanced radio frequency transmission and reception antennae for a variety of aerospace and defense platforms, including aircraft, missile, spacecraft, ground mobile equipment and for ships. Antenna products are also provided for commercial aircraft for satellite communication and collision avoidance applications.

Precision rubidium and quartz oscillators and associated systems are also produced for both commercial and government users, worldwide. These products are used as time or frequency references with primary application in navigation, land line telecommunication and cellular telephone systems.

Backlog

Backlog of the aerospace and communication segment was approximately $305 million at December 31, 1993 and $317 million at December 31, 1992 and consists of the aggregate contract value of firm orders excluding amounts previously recognized as revenue. The 1993 backlog includes approximately $182 million which is expected to be billed during 1994 with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $172 million at December 31, 1993. Year-to-year comparisons of backlog are not necessarily indicative of future operations.

The company's aerospace and communications segment has contracts with the U.S. Government which have standard termination provisions. The Government retains the right to terminate contracts at its convenience. However, if contracts are terminated, the company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. U.S. Government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints.

                                Patents

In the opinion of the company, none of its active patents is essential to the successful operation of its business as a whole.


                        Research and Development

The note, "Research and Development," on page 35 of the 1993 Annual Report to Shareholders contains information on company research and development activity and is incorporated herein by reference.

                                  Environment

Compliance with federal, state and local provisions which have been enacted or adopted relating to protection of the environment has not had a material, adverse effect upon capital expenditures, earnings or competitive position of the company. As more fully described under Item 3. Legal Proceedings, the Environmental Protection Agency (EPA) and/or various state environmental agencies has designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the company.

Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in U.S. Congress and the Canadian Parliament, in state and Canadian provincial legislatures and other legislative bodies. While such container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several other states, in local elections and in many state and local legislative sessions. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. Such legislation has not had a significant effect on the operations of the company. However, in view of the company's substantial North American sales and investment in metal beverage container manufacture as well as its investments in glass container packaging, such legislation, if widely adopted, could have a material adverse effect on the business of the company, as well as on the container manufacturing industry generally.

Glass and aluminum containers are recyclable and significant amounts of used containers are being recycled and diverted from the solid waste stream. In 1993, approximately 63 percent of aluminum beverage containers sold in the U.S. were recycled, such that the estimated percentage of aluminum beverage can production derived from recycled aluminum was in excess of 50 percent. Glass containers produced by Ball-InCon in 1993 contained, on average, 19 percent post-consumer recycled glass.

                                   Employees

As of March 1994, Ball employed approximately 13,807 people.


Item 2.   Properties

The company's properties are well maintained, are considered adequate and are being utilized for their intended purposes.

The Corporate headquarters, glass packaging headquarters and certain research and engineering facilities are located in Muncie, Indiana. The headquarters for metal packaging operations are based in Westminster, Colorado. Also located at Westminster is the Edmund F. Ball Technical Center, which serves as a research and development facility primarily for the metal packaging operations. Headquarters for the aerospace and communications group are located in Broomfield, Colorado.

Information regarding the approximate size of the manufacturing facilities for significant packaging operations, which are owned by the company except where indicated otherwise, is provided below.

The Colorado-based operations of the aerospace and communications segment, operate from a variety of company owned and leased facilities in Boulder, Broomfield and Westminster, Colorado, which together aggregate approximately 1,074,000 square feet of office, laboratory, research and development, engineering and test, and manufacturing space. Other aerospace and communications operations are based in San Diego and Irvine, California.

                                                      Approximate
                                                    Floor Space in
                    Plant Location                    Square Feet
         -----------------------------------------  --------------
         Metal packaging manufacturing facilities:

         Red Deer, Alberta (leased)                      52,000
         Blytheville, Arkansas (leased)                  10,000
         Springdale, Arkansas                           160,000
         Richmond, British Columbia                     204,000
         Fairfield, California                          145,000
         Golden, Colorado                               330,000
         Tampa, Florida                                 139,000
         Alsip, Illinois*                                90,000
         Columbus, Indiana                              222,000
         Saratoga Springs, New York                     283,000
         Cincinnati, Ohio                               565,000
         Columbus, Ohio                                  50,000
         Findlay, Ohio                                  450,000
         Burlington, Ontario                            309,000
         Hamilton, Ontario                              347,000
         Whitby, Ontario                                195,000
         Pittsburgh, Pennsylvania (leased)               81,000
         Baie d'Urfe, Quebec                            117,000
         Chestnut Hill, Tennessee                        70,000
         Conroe, Texas                                  284,000
         Williamsburg, Virginia                         260,000
         Weirton, West Virginia (leased)                 87,000
         Augusta, Wisconsin*                             20,000
         DeForest, Wisconsin                             45,000

Glass packaging manufacturing facilities:

         El Monte, California                           456,000
         Madera, California
           (Madera Glass Company)                       771,000
         Dolton, Illinois                               490,000
         Lincoln, Illinois                              290,000
         Plainfield, Illinois                           419,000
         Dunkirk, Indiana (leased)                      715,000
         Ruston, Louisiana                              430,000
         Carteret, New Jersey                           326,000
         Asheville, North Carolina*                     353,000
         Henderson, North Carolina                      760,000
         Okmulgee, Oklahoma                             374,000
         Port Allegany, Pennsylvania                    451,000
         Laurens, South Carolina                        627,000
         Seattle, Washington                            640,000

*The company has announced the pending closure or sale of these facilities.

Additional warehousing facilities are leased for use. The leased mould making facility operated by Ball-InCon is located in Washington, Pennsylvania and has approximately 56,000 square feet of manufacturing and office space.


Item 3.   Legal Proceedings

As previously reported, the United States Environmental Protection Agency (EPA) considers the company to be a Potentially Responsible Party (PRP) with respect to the Lowry Landfill ("site") located east of Denver, Colorado. On June 12, 1992, the Company was served with a lawsuit filed by the City and County of Denver and Waste Management of Colorado, Inc., seeking contribution from the company and approximately 38 other companies. The Company filed its answer denying the allegations of the Complaint. On July 8, 1992, the company was served with a third party complaint filed by S. W. Shattuck Chemical Company, Inc., seeking contribution from the company and other companies for the costs associated with cleaning up the Lowry Landfill. The company denied the allegations of the complaint.

On July 31, 1992, the company entered into a settlement and indemnification agreement with the City and County of Denver ("Denver"), Chemical Waste Management, Inc., and Waste Management of Colorado, Inc., pursuant to which Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively "Waste"), have dismissed their lawsuit against the company and will defend, indemnify, and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Several other companies which are defendants in the above-referenced lawsuits have already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has guaranteed the obligations of Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Waste and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. The company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes disposed of by the company at the site, which are identified after the execution of the settlement agreement. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, the EPA issued in August 1988, an administrative order to 12 companies, including the company, pursuant to Section 106A of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), ordering them to remove certain abandoned drums and surface waste at the AERR CO site located in Jefferson County, Colorado. AERR CO, which used the site to recycle wastes, filed a petition with the United States Bankruptcy Court in Denver, Colorado, seeking protection from its creditors. Several of the companies, including the company, are subject to the EPA's order, and have cleaned up the site. The companies negotiated with the EPA with regard to its demand for the payment of oversight costs. The companies and the EPA entered into a settlement agreement on or about January 24, 1994, pursuant to which this matter was settled by payment of $488,867.41 by the companies. The company's portion of this payment was $28,594.82. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, in September 1989, the company received a federal grand jury subpoena to produce documents relating to financial transactions and results of operations of the Ball Aerospace Systems Group Colorado operations since 1985. A supplemental subpoena was served in January 1990 requesting additional documents. The company has complied fully with the subpoenas. The Assistant United States Attorney has refused to disclose the specific nature of the investigation, but has indicated informally that the company is not a target of the investigation. The company does not believe that this matter will have a material, adverse effect upon its financial condition.

As previously reported, in April 1990, the company received from the EPA, Region V, Chicago, Illinois, a general notice letter and information request regarding the NL Industries/Taracorp Superfund site located at Granite City, Illinois. The EPA alleges that the company, through its former Zinc Products Division (formerly known as Ball Metal and Chemical Division) located in Greeneville, Tennessee, may be a PRP with respect to the NL Industries/Taracorp site. The EPA requested that the company provide the EPA with any and all information with respect to any business conducted with Taracorp or NL Industries between 1977 and 1983. The company has responded to the EPA's request for information. The company is currently part of a group of companies who are organized to negotiate a de minimis settlement with the EPA. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, in April 1987, the EPA notified the company and its wholly owned subsidiary that they may be PRPs in connection with the alleged disposal of waste at the American Chemical Services, Inc. (ACS) site located in Griffith, Indiana. In the fall of 1987, the company, as part of a group of companies, filed a lawsuit in the United States District Court for the Northern District of Indiana against the operators of the facility, ACS, and the Town of Griffith, Indiana, seeking a declaration of landowner's liability under CERCLA and seeking contribution from the landowners for the costs incurred by the companies of performing a remedial investigation and feasibility study. In September of 1990, ACS filed a counterclaim against the companies, including the company. ACS sought a declaratory judgment that the companies are responsible for a proportionate share of the liability for costs associated with the cleanup. The company has denied the allegations of the counterclaim. This lawsuit has now been settled. Based upon the information available to the company at this time, the company does not believe that this matter will have a material, adverse effect upon its financial condition.

As previously reported, on or about August 28, 1990, the company received a notice from the Department of Environmental Resources, State of Pennsylvania
(DER), that the company may have been responsible for disposing of waste at the Industrial Solvents and Chemical Company site located in York County, Pennsylvania. The company is cooperating with several hundred other companies and the DER to resolve this matter. In December 1993, the company entered into a De Minimis Settlement Agreement with certain other companies who have agreed to indemnify the company with respect to claims arising out of the alleged disposal of hazardous waste at the site in consideration of the company paying $11,031.70 to the indemnifying companies. Based upon information available to the company at this time, the company believes that this matter will not have a material, adverse effect upon its financial condition.

As previously reported, the company has been notified by Chrysler Corporation (Chrysler) that Chrysler, Ford Motor Company, and General Motors Corporation have been named in a lawsuit filed in the U.S. District Court in Reno, Nevada, by Jerome Lemelson, alleging infringement of three of his vision inspection system patents used by defendants. One or more of the vision inspection systems used by the defendants may have been supplied by the company's former Industrial Systems Division or its predecessors. The suit seeks injunctive relief and unspecified damages. Chrysler has notified the Industrial Systems Division that the Division may have indemnification responsibilities to Chrysler. The company has responded to Chrysler that it appears at this time that the systems sold to Chrysler by the company either were not covered by the identified patents or were sold to Chrysler before the patents were issued. Based on that information, it is not expected that any obligation to Chrysler because of the patents referred to will have a material, adverse effect on the financial condition of the company.

As previously reported, in July 1992, DeSoto, Inc., and other plaintiffs sued the company and other defendants claiming contribution from the defendants, including the company, through its former Plastics Division, for response costs incurred in connection with the Industrial Waste Control Landfill Site located in Fort Smith, Arkansas. The plaintiffs allege that the defendants are jointly and severally liable for response costs in excess of $9 million. The company has denied the allegations contained in the complaint, on the basis, primarily, that the Division did not dispose of hazardous waste at the site. In March 1993, the plaintiffs agreed to dismiss their complaint against the company.
The company's information at this time indicates that this matter will not have a material, adverse effect on its financial condition.

As previously reported, in September 1992, the company, as a fourth-party defendant, was served with a lawsuit filed by Allied Signal and certain other fourth-party plaintiffs seeking the recovery of certain response costs and contribution under CERCLA with respect to the alleged disposal by its former Metal Decorating & Service Division of hazardous waste at the Cross Brothers Site in Kankakee, Illinois, during the years 1961 to 1980. Also in September 1992, the company was sued by another defendant, Krueger Ringier, Inc. In October 1992, the Illinois Environmental Protection Agency filed an action to join the company as a Defendant seeking to recover the State's costs in removing waste from the Cross Brothers Site. The company has denied the allegations of the Complaints and will defend these matters, but is unable at this time to predict the outcome of the litigation. The company and certain other companies have entered into a Consent Decree with the EPA pursuant to which the EPA will receive approximately $2.9 million dollars and provide the companies with contribution protection and a covenant not to sue. Ball's share of the settlement amount is $858,493.60. The Court has set a hearing on the Consent Decree for April 11, 1994. The limited information that the company has at this time, however, does not indicate that this matter is likely to have a material, adverse effect on the financial condition of the company.

As previously reported, on October 12, 1992, the company received notice that it may be a potentially responsible party for the cleanup of the Aqua-Tech Environmental site located in Greer, South Carolina. The company is investigating this matter. Based upon the limited information that the company has at this time, the company does not believe this matter will have a material, adverse effect upon its financial condition.

As previously reported, on April 24, 1992, the company was notified by the Muncie Race Track Steering Committee that the company, through its former Consumer Products Division and former Zinc Products Division, may be a PRP with respect to waste disposed at the Muncie Race Track Site located in Delaware County, Indiana. The company is currently attempting to identify additional information regarding this matter. The Steering Committee has requested that the company pay two percent of the cleanup costs which are estimated at this time to be $10 million. The company has declined to participate in the PRP group because the company's records do not indicate the company contributed hazardous waste to the site. The company has also declined to participate in funding an allocation study to be conducted by a consulting company. Based upon the information available to the company at this time, the company does not believe that this matter will have a material, adverse effect upon the company.

As previously reported, the company was notified on June 19, 1989, that the EPA has designated the company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that have been released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA. The PRPs have agreed with the EPA to perform a groundwater study of the site, which study was ongoing during 1992. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, the company has received information that it has been named a PRP with respect to the Solvents Recovery Site located in Southington, Connecticut. According to the information received by the company, it is alleged that the company contributed approximately .08816% of the waste contributed to the site on a volumetric basis. The company is attempting to identify additional information regarding this matter. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

On or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a wholly-owned subsidiary of the Corporation, received a general notification letter and information request from EPA, Region IX, notifying Ball-InCon that it may have potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) incurred with respect to the San Gabriel Valley areas 1-4 Superfund sites located in Los Angeles County, California. The EPA requested certain information from Ball-InCon, and Ball-InCon has responded. After a period of inactivity, the federal and state governments are proceeding to complete the remedial investigation study which will lead to a proposed cleanup. In this regard, the California Regional Water Quality Control Board has requested El Monte area industries to commence resampling groundwater monitoring wells. The company received notice from the City of El Monte that, pursuant to a proposed city economic redevelopment plan, the City proposes to commence groundwater cleanup by a pump & treat remediation process. The company submitted comments to the City that, while Ball-InCon approved the expenditures of public monies for groundwater remediation, as opposed to assessing civil liability against individual industries, Ball-InCon requests further scientific substantiation that treatment at a city water well adjacent to the El Monte plant would not increase concentration of groundwater contamination under the plant. A hearing was held January 12, 1994, by the El Monte Community Redevelopment Agency to discuss various methods of public financing available to fund the City's proposed water treatment project. The company is awaiting a report from that hearing. Based on the information, or lack thereof, available at the present time, the company is unable to express an opinion as to the actual exposure of the company for this matter.

Prior to the acquisition on April 19, 1991, of the lenders' position in the term debt and 100 percent ownership of Ball Canada, the company had owned indirectly 50 percent of Ball Canada through a joint venture holding company owned equally with Onex Corporation (Onex). The 1988 Joint Venture Agreement had included a provision under which Onex, beginning in late 1993, could "put" to the company all of its equity in the holding company at a price based upon the holding company's fair value. Onex has since claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $22.0 million. On December 9, 1993, Onex served notice on the company that Onex was exercising its alleged right under the Joint Venture Agreement to require the company to purchase all of the holding company shares owned or controlled by Onex, directly or indirectly, for an amount including "approximately $40 million" in respect of the Class A-2 Preference Shares owned by Onex in the holding company. Such "$40 million" is expressed in Canadian dollars and would represent approximately $30 million at year-end exchange rates. The company's position is that it has no obligation to purchase any shares from Onex or to pay Onex any amount for such shares, since, among other things, the Joint Venture Agreement, which included the "put" option, is terminated. On January 24, 1994, the Ontario Court (General Division Commercial List) ordered that Onex's August 1993 Application for Rectification to reform the Joint Venture Agreement document be stayed, and the Court referred the parties to arbitration on the matter. Under date of January 31, 1994, Onex provided a Notice of Appeal of the Court's order. The company is opposing the appeal but is unable to predict its outcome. The company believes that the matter will result likely in arbitration or possibly in other litigation instituted against it by Onex. The company believes that it has meritorious defenses against Onex's claims, although, because of the uncertainties inherent in the arbitration or litigation process, it is unable to predict the outcome of any such arbitration or other litigation.

On March 8, 1994, the company and its wholly owned subsidiary, Heekin Can, Inc., were served with a lawsuit by Harlan Yoder, an employee of Heekin Can, Inc., and his spouse seeking $6,500,000 jointly and severally as the result of an alleged injury to Mr. Yoder on or about April 26, 1993. Mr. Yoder sustained a crushing injury to his left hand while operating machinery. The company and Heekin Can, Inc., deny the material allegation of the complaint filed by the Yoders. Based upon the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon its financial condition.


Item 4.   Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 1993.



                                    Part II



Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

Ball Corporation common stock (BLL) is traded on the New York, Midwest and Pacific Stock Exchanges. There were 9,486 common shareholders of record on March 1, 1994.

Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the section titled, "Items of Interest to Shareholders," on page 40 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.   Selected Financial Data

The information required by Item 6 for the five years ended December 31, 1993 appearing in the section titled, "Seven Year Review of Selected Financial Data," on page 37 of the 1993 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Operations, on pages 9 through 15 of the 1993 Annual Report to Shareholders is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto, appearing on pages 17 through 36 of the 1993 Annual Report to Shareholders, together with the report thereon of Price Waterhouse, dated January 25, 1994, appearing on page 16 of the 1993 Annual Report to Shareholders, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.





                                   Part III



Item 10.  Directors and Executive Officers of the Registrant

The executive officers of the company are as follows:

 1. Delmont A. Davis, 58, President and Chief Executive Officer, since April 1991; President and Chief Operating Officer, 1989-1991; Executive Vice President, Packaging Products, 1988-1989; Executive Vice President, Metal Containers, 1987-1988; Group Vice President, Metal Containers, 1976-1987.

 2. William A. Lincoln, 52, Executive Vice President, Metal Container Operations, since March 1993; Executive Vice President, Metal Packaging Operations, 1992-1993; Group Vice President, 1991-1992; President and Chief Executive Officer, Ball Packaging Products Canada, Inc., since 1988; Vice President and Group Executive, Research, Development and Engineering, Packaging Products, 1988; Vice President, Engineering and Development, Metal Container Division, 1978-1988.

 3. Duane E. Emerson, 56, Senior Vice President, Administration, since April 1985; Vice President, Administration, 1980-1985.

 4. R. David Hoover, 48, Senior Vice President and Chief Financial Officer, since August 1992; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

 5. George A. Sissel, 57, Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, since January 1993; Senior Vice President, Corporate Secretary and General Counsel, 1987-1992; Vice President, Corporate Secretary and General Counsel, 1981-1987.

 6. John A. Haas, 57, Group Vice President; President, Metal Food Container and Specialty Products Group, since March 1993; President and Chief Executive Officer, Heekin Can, Inc., since 1988.

 7. Donovan B. Hicks, 56, Group Vice President; President, Aerospace and Communications Group, since January 1988; Group Vice President, Technical Products, 1980-1988; President, Ball Brothers Research
     Corporation/Division, 1978-1980.

 8. H. Ray Looney, 58, Group Vice President, since January 1992; President and Chief Executive Officer, Ball-InCon Glass Packaging Corp., since 1987.

 9. David B. Sheldon, 52, Group Vice President; President, Metal Beverage Container Group; Group Vice President, Packaging Products, 1992-1993; Vice President and Group Executive, Sales and Marketing, Packaging Products Group, 1988-1992; Vice President and Group Executive, Sales and Marketing, Metal Container Group, 1985-1988.

10. Richard E. Durbin, 52, Vice President, Information Services, since April 1985; Corporate Director, Information Services, 1983-1985; Corporate Director, Data Processing, 1981-1983.

11. Larry T. Gillam, 48, Vice President, Corporate Facilities and Support Services, since January 1993; Corporate Director, Colorado Facilities and Support Services, 1990-1992; Vice President, Operations Support Services, Aerospace Systems, 1989; Vice President, Human Resource Management, Aerospace Systems, 1985-1989

12. Albert R. Schlesinger, 52, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

13. Raymond J. Seabrook, 43, Vice President and Treasurer, since August 1992; Senior Vice President and Chief Financial Officer, Ball Packaging Products, Canada, Inc., 1988-1992.

14. Harold L. Sohn, 48, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

15. Charles E. Wild, 65, Vice President, Corporate Compliance, since January 1993; Vice President, Human Resources, 1985-1992; Corporate Director, Employee Relations, 1979-1985.

16. Elizabeth A. Overmyer, 54, Assistant Corporate Secretary, since April 1981; Administrator, Office of the Corporate Secretary, 1979-1981.

17. Donald C. Lewis, 51, Assistant Corporate Secretary and Associate General Counsel, since May 1990; Associate General Counsel 1983-1990; Assistant General Counsel, 1980-1983.

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 of the company's proxy statement filed pursuant to Regulation 14A dated March 21, 1994 is incorporated herein by reference.


Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 13 of the company's proxy statement filed pursuant to Regulation 14A dated March 21, 1994 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the company's proxy statement filed pursuant to Regulation 14A dated March 21, 1994 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption, "Relationship with Independent Public Accountants and Certain Other Relationships and Related Transactions," on page 14 of the company's proxy statement filed pursuant to Regulation 14A dated March 21, 1994 is incorporated herein by reference.

                                   Part IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  List of documents filed as part of this report.

     (1)  Financial Statements:

    The following documents are filed as part of this report and incorporated herein by reference from the indicated pages of the 1993 Annual Report to Shareholders.

                                             Page(s) in
                                           Annual Report
                                           -------------
    Consolidated statement of (loss)
    income - Years ended Decem-
    ber 31, 1993, 1992 and 1991                  17

    Consolidated balance sheet -
    December 31, 1993 and 1992                   18

    Consolidated statement of
    cash flows - Years ended
    December 31, 1993, 1992
    and 1991                                     19

    Consolidated statement of
    changes in shareholders'
    equity - Years ended
    December 31, 1993, 1992
    and 1991                                     20

    Notes to consolidated
    financial statements                       21-36

    Report of independent
    accountants                                  16



     (2)  Financial Statement Schedules:

    Report of Independent Accountants on Financial Statement Schedules

    Consent of Independent Accountants

    Schedule V      Property, Plant and Equipment

    Schedule VI     Accumulated Depreciation of Property, Plant and Equipment

    Schedule IX     Short-Term Borrowings

    Schedule X      Supplementary Income Statement Information

    The financial statement schedules should be read in conjunction with the consolidated financial statements in the 1993 Annual Report to Shareholders. Schedules not included in this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    Separate financial statements of 50 percent or less owned persons are not required to be filed since no such person meets any of the conditions set forth in Regulation S-X, Rule 1-02(v), substituting 20 percent for 10 percent in the tests used therein to determine a significant subsidiary.


     (3)  Exhibits:

    See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)  Reports on Form 8-K

    A Current Report on Form 8-K, dated October 12, 1993, filed October 15, 1993, which includes the text of a company press release indicating management's expectation that third quarter 1993 earnings would be less than 1992 third quarter earnings and analysts' current estimates.

    A Current Report on Form 8-K, dated October 20, 1993, filed October 22, 1993, which includes the text of a company press release reporting financial results for the third quarter ended October 3, 1993.

    A Current Report on Form 8-K, dated December 9, 1993, filed December 13, 1993, updating the legal proceeding reported under Item 1. of the Quarterly Report on Form 10-Q for the period ended October 3, 1993 in the matter of Onex Corporation.

    A Current Report on Form 8-K, dated January 26, 1994, filed January 27, 1994, which includes the text of a company press release reporting financial results for the calendar year 1993.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BALL CORPORATION
(Registrant)

By:  \s\ Delmont A. Davis
     --------------------
     Delmont A. Davis, President and
     Chief Executive Officer
     March 29, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)  Principal Executive Officer:

     \s\  Delmont A. Davis
     ---------------------
     Delmont A. Davis, President and Chief Executive Officer
     March 29, 1994


(2)  Principal Financial Accounting Officer:

     \s\  R. David Hoover
     --------------------
     R. David Hoover, Senior Vice President and Chief Financial Officer March 29, 1994


(3)  Controller:

     \s\  Albert R. Schlesinger
     --------------------------
     Albert R. Schlesinger, Vice President and Controller
     March 29, 1994


(4)  A Majority of the Board of Directors:

     \s\  Delmont A. Davis*
     ----------------------
     President and Chief Executive Officer and Director
     Delmont A. Davis
     March 29, 1994

     \s\  Howard M. Dean*
     -------------------
     Director
     Howard M. Dean
     March 29, 1994

     \s\  Richard M. Gillett*
     ------------------------
     Director
     Richard M. Gillett
     March 29, 1994


     \s\  John T. Hackett*
     ---------------------
     Director
     John T. Hackett
     March 29, 1994

     \s\  John F. Lehman*
     --------------------
     Director
     John F. Lehman
     March 29, 1994

     \s\  Alvin Owsley*
     ------------------
     Chairman of the Board
     Alvin Owsley
     March 29, 1994

     \s\  Delbert C. Staley*
     -----------------------
     Director
     Delbert C. Staley
     March 29, 1994

     \s\  W. Thomas Stephens*
     ------------------------
     Director
     W. Thomas Stephens
     March 29, 1994

     \s\  William P. Stiritz*
     ------------------------
     Director
     William P. Stiritz
     March 29, 1994


* By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

     By:  \s\ George A. Sissel
          --------------------
          George A. Sissel, As Attorney-In-Fact
          March 29, 1994

                   Ball Corporation and Subsidiaries
                      Annual Report on Form 10-K
                 For the year ended December 31, 1993


                INDEX TO FINANCIAL STATEMENT SCHEDULES



Report of Independent Accountants on Financial Statement Schedules

Consent of Independent Accountants

Schedule V      Property, Plant and Equipment

Schedule VI     Accumulated Depreciation:  Property, Plant and Equipment

Schedule IX     Short-Term Borrowings

Schedule X      Supplementary Income Statement Information

The financial statement schedules should be read in conjunction with the consolidated financial statements in the 1993 Annual Report to Shareholders. Schedules not included in this additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Separate financial statements of 50 percent or less owned persons are not required to be filed since no such person meets any of the conditions set forth in Regulation S-X, Rule 1-02(v), substituting 20 percent for 10 percent in the tests used therein to determine a significant subsidiary.

Report of Independent Accountants on
Financial Statement Schedules


To the Board of Directors
Ball Corporation


Our audits of the consolidated financial statements referred to in our report dated January 25, 1994, appearing on page 16 of the 1993 Annual Report to Shareholders of Ball Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PRICE WATERHOUSE

Indianapolis, Indiana

January 25, 1994



Consent of Independent Accountants

We hereby consent to the incorporation by reference in each Prospectus constituting part of each Post-Effective Amendment No. 1 on Form S-3 to Form S-16 Registration Statement (Registration Nos. 2-62247 and 2-65638) and in each Prospectus constituting part of each Form S-3 Registration Statement or Post-Effective Amendment (Registration Nos. 33-3027, 33-16674, 33-19035 and 33-40196) and in each Form S-8 Registration Statement or Post-Effective Amendment (Registration Nos. 33-21506, 33-40199, 33-37548, 33-28064, 33-15639, 33-61986
and 33-51121) of Ball Corporation of our report dated January 25, 1994 appearing on page 16 of the 1993 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears above.



/s/PRICE WATERHOUSE

Indianapolis, Indiana

March 29, 1994


Schedule V

Ball Corporation and Subsidiaries
Property, Plant and Equipment

                                              Reclassifications,
                        Balance at               retirements,        Balance
                         beginning    Additions   sales and           at end
                         of period     at cost    transfers         of period
- -------------------------------------------------------------------------------
(Dollars in millions)

1993

Land                      $   33.7      $   -       $ (0.4)         $    33.3
Buildings                    275.1          6.4       19.8              301.3
Machinery and equipment      933.4        134.5       46.8            1,114.7
                          ---------     -------     -------         ---------
                          $1,242.2      $ 140.9     $ 66.2(1)(2)    $ 1,449.3
                          =========     =======     =======         =========
1992

Land                      $   33.9      $   0.1     $ (0.3)         $    33.7
Buildings                    268.1          4.2        2.8              275.1
Machinery and equipment      837.8        105.9      (10.3)             933.4
                          ---------     -------     -------         ---------
                          $1,139.8      $ 110.2     $ (7.8)(3)      $ 1,242.2
                          =========     =======     =======         =========
1991

Land                      $   23.8      $   -       $ 10.1          $    33.9
Buildings                    222.0          5.3       40.8              268.1
Machinery and equipment      655.1         82.0      100.7              837.8
                          ---------     -------     -------         ---------
                          $  900.9      $  87.3     $151.6(4)       $ 1,139.8
                          =========     =======     =======         =========

      -------------------------
(1)   Includes $121.7 million of Heekin Can, Inc. assets acquired March
      19, 1993.
(2) Includes $29.4 million of asset write-offs and writedowns recorded in conjunction with restructuring and other charges provided in 1993.
(3) Includes $34.1 million of assets acquired from Kerr Group, Inc. on February 28, 1992.
(4) Includes $175.1 million of Ball Packaging Products Canada, Inc. assets acquired April 19, 1991.



Schedule VI

Ball Corporation and Subsidiaries
Accumulated Depreciation of Property, Plant and Equipment

                                              Reclassifications,
                       Balance at                retirements,        Balance
                        beginning     Additions   sales and           at end
                        of period      at cost    transfers         of period
- -------------------------------------------------------------------------------
(Dollars in millions)

1993

Buildings                 $   72.0      $  12.6     $ (1.6)         $    83.0
Machinery and equipment      460.3         97.4      (14.1)             543.6
                          ---------     -------     -------         ---------
                          $  532.3      $ 110.0(1)  $(15.7)         $   626.6
                          =========     =======     =======         =========
1992

Buildings                 $   62.2      $  11.3     $ (1.5)         $    72.0
Machinery and equipment      393.5         87.4      (20.6)             460.3
                          ---------     -------     -------         ---------
                          $  455.7      $  98.7     $(22.1)         $   532.3
                          =========     =======     =======         =========
1991

Buildings                 $   49.4      $  10.0     $  2.8          $    62.2
Machinery and equipment      311.6         78.4        3.5              393.5
                          ---------     -------     -------         ---------
                          $  361.0      $  88.4     $  6.3(2)       $   455.7
                          =========     =======     =======         =========

      -------------------------
(1) Includes $12.7 million related to assets of Heekin Can, Inc. acquired March 19, 1993.
(2)   Includes $25.6 million related to assets of Ball Packaging
      Products Canada, Inc. assets acquired April 19, 1991.



Schedule IX

Ball Corporation and Subsidiaries
Short-Term Borrowings

                                      Weighted     Maximum        Average        Weighted
                                       Average      Amount         Amount        Average
                           Balance    Interest   Outstanding    Outstanding      Interest
                              at       Rate at    During the     During the    Rate During
                           Dec. 31,   Dec. 31,     Year(2)        Year(3)      the Year(4)
- -------------------------------------------------------------------------------------------
(Dollars in millions)

1993

Notes payable to banks (1)  $ 35.7       3.5%       $148.0        $ 113.1           3.3%
Commercial paper              38.9       4.2%         62.1           47.2           5.1%

1992

Notes payable to banks (1)  $ 12.5       3.4%       $164.9        $ 141.7           5.0%
Commercial paper              37.9       8.2%         94.1           49.5           6.4%

1991

Notes payable to banks (1)   128.5       7.6%        131.7          102.4           6.4%

      -------------------------
(1) Short-term borrowings are under credit facilities with domestic and foreign banks.
(2) Maximum aggregate amount of short-term borrowings outstanding at any fiscal month end.
(3) The average amount outstanding during the year represents an average daily amount outstanding computed by weighting the daily borrowings by the number of days outstanding then dividing by 365.
(4) The weighted average interest rate was computed by dividing the actual interest expense by the average amount outstanding during the year.


Schedule X

Ball Corporation and Subsidiaries
Supplementary Income Statement Information
(Dollars in millions)

                              Charged to costs and expenses
                                 Year ended December 31,
                              ------------------------------

                                 1993      1992      1991
                                ------    ------    ------

Maintenance and Repairs          $80.8     $72.6   $63.9



Other specified items were omitted from this schedule because the required information is included within the consolidated financial statements or notes thereto, or the items did not exceed 1% of total sales.

                       Ball Corporation and Subsidiaries
                          Annual Report on Form 10-K
                     For the year ended December 31, 1993

                               Index to Exhibits

Exhibit
Number             Description of Exhibit
- -------   ---------------------------------------------

 3.(i) Amended Articles of Incorporation as of November 26, 1990 (filed by incorporation by reference to the Current Report on Form 8-K dated
          November 30, 1990) filed December 13, 1990.

 3.(ii)   Bylaws of Ball Corporation as amended January 25, 1994. (Filed herewith.)

 4.1      Ball Corporation and its subsidiaries have no long-term debt instruments in which the total amount of securities authorized under any instrument exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.  Ball Corporation hereby agrees to furnish a copy of any long-term debt instruments upon the request of the Commission.

 4.2      Dividend distribution payable to shareholders of record on August 4, 1986, of one preferred stock purchase right for each outstanding share of common stock under the Rights Agreement dated as of July 22, 1986, and as amended by the Amended and Restated Rights Agreement dated as of January 24, 1990 and the First Amendment, dated as of July 27, 1990, between the corporation and The First National Bank of Chicago (filed by incorporation by reference to the Form 8-A Registration Statement, No. 1-7349, dated
          July 25, 1986, as amended by Form 8, Amendment No. 1, dated January 24,
          1990 and by Form 8, Amendment No. 2, dated July 27, 1990) filed August 2,
          1990.

10.1      1975 Stock Option Plan as amended, 1980 Stock Option and Stock
          Appreciation Rights Plan, as amended, 1983 Stock Option and Stock
          Appreciation Rights Plan (filed by incorporation by reference to the Form
          S-8 Registration Statement, No. 2-82925) filed April 27, 1983.

10.2      Restricted Stock Plan (filed by incorporation by reference to the Form S-8
          Registration Statement, No. 2-61252) filed May 2, 1978.

10.3      1988 Restricted Stock Plan and 1988 Stock Option and Stock Appreciation
          Rights Plan (filed by incorporation by reference to the Form S-8
          Registration Statement, No. 33-21506) filed April 27, 1988.

10.4      Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988.

10.5      Ball Corporation 1986 Deferred Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December
          31, 1987) filed March 25, 1988.

10.6      Ball Corporation 1988 Deferred Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December
          31, 1987) filed March 25, 1988.

10.7      Ball Corporation 1989 Deferred Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December
          31, 1988) filed March 29, 1989.
10.8      Form of Severance Agreement which exists between the company and its executive officers (filed by incorporation by reference to the Annual
          Report on Form 10-K for the year ended December 31, 1988) filed March 29,
          1989.

10.9      An agreement dated September 15, 1988 between Ball Corporation and Onex
          Corporation to form a joint venture company known as Ball-Onex Packaging
          Corp., since renamed Ball Packaging Products Canada, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated
          December 8, 1988) filed December 23, 1988.

10.10     Stock Purchase Agreement dated as of June 29, 1989 between Ball
          Corporation and Mellon Bank, N.A. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1989)
          filed August 15, 1989.

10.11     Stock Purchase Agreement dated July 30, 1990 between Ball Corporation and
          NV Hollandsch-Amerikaansche Beleggingsmaatschappij (Holland-American
          Investment Corporation) (filed by incorporation by reference to the
          Current Report on Form 8-K dated November 30, 1990) filed December 13,
          1990, as amended under cover of Form 8 filed on February 12, 1991.

10.12     Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended
          October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

10.13     1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation
          (filed by incorporation by reference to the Form S-8 Registration
          Statement, No. 33-40199) filed April 26, 1991.

10.14     Agreement of Purchase and Sale, dated April 11, 1991, between Ball
          Corporation and the term lenders of Ball Packaging Products Canada, Inc.,
          Citibank Canada, as Agent (filed by incorporation by reference to the
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1991) filed
          May 15, 1991.

10.15     Ball Corporation 1992 Economic Value Added Incentive Compensation Plan for
          Key Members of Management (filed by incorporation by reference to the
          Annual Report on Form 10-K for the year ended December 31, 1991) filed
          March 30, 1992.

10.16     Agreement and Plan of Merger among Ball Corporation, Ball Sub Corp. and
          Heekin Can, Inc. dated as of December 1, 1992 and as amended as of
          December 28, 1992 (filed by incorporation by reference to the Registration
          Statement on Form S-4, No. 33-58516) filed February 19, 1993.

10.17     Distribution Agreement between Ball Corporation and Alltrista (filed by incorporation by reference to the Alltrista Corporation Form 8, Amendment
          No. 3 to Form 10, No. 0-21052, dated December 31, 1992) filed March 17,
          1993.

10.18     1993 Stock Option Plan (filed by incorporation by reference to the Form S-
          8 Registration Statement, No. 33-61986) filed April 30, 1993.

10.19 Letter agreement, dated March 22, 1993, confirming offer and terms of employment to Mr. John A. Haas as Group Vice President; President, Metal
          Food Container and Specialty Products Group. (Filed herewith.)

10.20     Employment agreement, dated December 1, 1992, among Heekin Can, Inc. and
          John A. Haas. (Filed herewith.)

11.1      Statement re:  Computation of Earnings Per Share  (Filed herewith.)

13.1      Ball Corporation 1993 Annual Report to Shareholders (The Annual Report to
          Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

21.1      List of Subsidiaries of Ball Corporation (Filed herewith.)

24.1      Limited Power of Attorney  (Filed herewith.)

99.1      Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979)
          filed March 24, 1980.
