Form 10-Q
period 1994-04-03
BALL CORP
filed 1994-05-17
CIK 9389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 3, 1994


                         Commission file number   1-7349

                                BALL CORPORATION

        State of Indiana                                       35-0160610

                      345 South High Street, P.O. Box 2407
                             Muncie, IN  47307-0407
                                  317/747-6100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding at March 31, 1994
     ------------------                 ---------------------------------
     Common Stock,
       without par value                          29,591,512 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended April 3, 1994



                                      INDEX



                                                                 Page Number
                                                               ---------------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of
            Income for the three month periods ended
            April 3, 1994 and April 4, 1993                           3

          Unaudited Condensed Consolidated Balance Sheet
            at April 3, 1994 and December 31, 1993                    4

          Unaudited Condensed Consolidated Statement of
            Cash Flows for the three month periods ended
            April 3, 1994 and April 4, 1993                           5

          Notes to Unaudited Condensed Consolidated
            Financial Statements                                     6 - 7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8 - 9

PART II.  OTHER INFORMATION                                           10

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)


                                                                             Three months ended
                                                                      ----------------------------------
                                                                         April 3,            April 4,
                                                                           1994                1993
                                                                      -------------        -------------
Net sales                                                                $ 587.3             $ 532.9
                                                                      -------------       -------------

Costs and expenses
  Cost of sales                                                            531.9               480.6
  General and administrative expenses                                       20.6                21.4
  Selling and product development expenses                                   6.2                 5.3
  Interest expense                                                           10.6                11.3
                                                                      -------------       -------------
                                                                           569.3               518.6
                                                                      -------------       -------------

Income from continuing operations before taxes on income                    18.0                14.3
Provision for taxes on income                                               (6.5)               (4.9)
Minority interest                                                           (1.3)               (1.0)
Equity in earnings of affiliates                                             0.3                 0.7
                                                                      -------------       -------------

Net income from:
  Continuing operations                                                     10.5                 9.1
  Alltrista operations                                                       --                  2.1
                                                                      -------------        -------------
Net income before cumulative effect of changes in accounting
  principles                                                                10.5                11.2
Cumulative effect of changes in accounting principles, net of tax
  benefit                                                                    --                (34.7)
                                                                      -------------        -------------

Net income (loss)                                                           10.5               (23.5)
Preferred dividends, net of tax benefit                                     (0.8)               (0.8)
                                                                      -------------        -------------

Net earnings (loss) attributable to common shareholders                    $ 9.7             $ (24.3)
                                                                      -------------        -------------
                                                                      -------------        -------------

Earnings (loss) per share of common stock:
  Continuing operations                                                   $ 0.33             $  0.31
  Alltrista operations                                                       --                 0.08
  Cumulative effect of changes in accounting principles, net of
    tax benefit                                                              --                (1.29)
                                                                      -------------        -------------
                                                                          $ 0.33             $ (0.90)
                                                                      -------------        -------------
                                                                      -------------        -------------
Fully diluted earnings (loss) per share:
  Continuing operations                                                   $ 0.31              $ 0.30
  Alltrista operations                                                       --                 0.08
  Cumulative effect of changes in accounting principles, net of
    tax benefit                                                              --                (1.28)
                                                                      -------------        -------------
                                                                          $ 0.31             $ (0.90)
                                                                      -------------        -------------
                                                                      -------------        -------------
Cash dividends declared per common share                                  $ 0.15              $ 0.31
                                                                      -------------        -------------
                                                                      -------------        -------------

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                                         April 3,          December 31,
                                                                           1994                1993
                                                                      -------------        -------------
ASSETS
Current assets
  Cash and temporary investments                                       $     9.6           $     8.2
  Accounts receivable, net                                                 257.2               191.3
  Inventories
    Raw materials and supplies                                              87.3                99.8
    Work in process and finished goods                                     356.2               309.5
  Current deferred taxes on income and prepaid expenses                     73.8                83.3
                                                                      -------------        -------------
    Total current assets                                                   784.1               692.1
                                                                      -------------        -------------

Property, plant and equipment, at cost                                   1,457.3             1,449.3
Accumulated depreciation                                                  (646.9)             (626.6)
                                                                      -------------        -------------
                                                                           810.4               822.7
                                                                      -------------        -------------

Goodwill and purchased intangible assets, net                               99.9               101.5
                                                                      -------------        -------------

Other assets                                                               181.2               179.3
                                                                      -------------        -------------

                                                                       $ 1,875.6           $ 1,795.6
                                                                      -------------        -------------
                                                                      -------------        -------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt                $   178.0           $   123.9
  Accounts payable                                                         183.4               157.3
  Other current liabilities                                                165.3               170.0
                                                                      -------------        -------------
    Total current liabilities                                              526.7               451.2
                                                                      -------------        -------------

Noncurrent liabilities
  Long-term debt                                                           514.3               513.3
  Deferred taxes on income                                                  60.4                65.1
  Employee benefits and other                                              193.6               191.4
                                                                      -------------        -------------
    Total noncurrent liabilities                                           768.3               769.8
                                                                      -------------        -------------

Contingencies
Minority interest                                                           17.2                15.9
                                                                      -------------        -------------

Shareholders' equity
  Series B ESOP Convertible Preferred Stock                                 68.1                68.7
  Unearned compensation - ESOP                                             (58.9)              (58.6)
                                                                      -------------        -------------
    Preferred shareholder's equity                                           9.2                10.1
                                                                      -------------        -------------

  Common stock (issued 30,448,279 shares - 1994; 30,258,169
    shares - 1993)                                                         246.4               241.5
  Retained earnings                                                        334.2               332.2
  Treasury stock, at cost (862,574 shares - 1994; 811,545 shares -
    1993)                                                                  (26.4)              (25.1)
                                                                      -------------        -------------
    Common shareholders' equity                                            554.2               548.6
                                                                      -------------        -------------

                                                                       $ 1,875.6           $ 1,795.6
                                                                      -------------        -------------
                                                                      -------------        -------------

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                              (Millions of dollars)



                                                                             Three months ended
                                                                       ---------------------------------
                                                                         April 3,            April 4,
                                                                           1994                1993
                                                                       -------------       -------------

Cash flows from operating activities
  Net (loss) income                                                     $   10.5            $  (23.5)
  Reconciliation of net income (loss) to net cash used by operating activities:
    Net income from Alltrista operations                                     --                 (2.1)
    Cumulative effect of changes in accounting principles, net of
      tax benefit                                                            --                 34.7
    Depreciation and amortization                                           30.5                26.8
    Other, net                                                               3.4                (0.9)
    Changes in working capital components excluding effects of
      acquisitions and Alltrista operations                                (78.1)              (69.9)
                                                                      -------------       -------------
      Net cash used by operating activities                                (33.7)              (34.9)
                                                                      -------------       -------------

Cash flows from financing activities
  Increase in long-term debt, including net increase in amounts
    outstanding under revolving credit agreements                            5.0               110.0
  Principal payments of long-term debt (including refinancing of
    $84.8 million of Heekin indebtedness in 1993)                          (12.0)              (88.0)
  Net change in short-term debt                                             66.6                62.0
  Common dividends                                                          (4.4)               (8.2)
  Net proceeds from issuance of common stock under various
    employee and shareholder plans                                           5.0                 6.6
  Other, net                                                                (1.6)               (0.6)
                                                                      -------------       -------------
    Net cash provided by financing activities                               58.6                81.8
                                                                      -------------       -------------

Cash flows from investing activities
  Additions to property, plant and equipment                               (23.9)              (27.2)
  Net cash provided to Alltrista operations                                  --                 (8.0)
  Investment in packaging affiliate                                          --                 (3.9)
  Other, net                                                                 0.4                (5.0)
                                                                      -------------       -------------
    Net cash used by investing activities                                  (23.5)              (44.1)
                                                                      -------------       -------------

Net increase in cash                                                         1.4                 2.8
Cash and temporary investments:
  Beginning of period                                                        8.2                14.5
                                                                      -------------       -------------
  End of period                                                          $   9.6             $  17.3

                                                                      -------------       -------------
                                                                      -------------       -------------

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
April 3, 1994

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL.

The accompanying unaudited condensed consolidated financial statements have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, the company believes that the financial statements reflect all adjustments which are necessary for a fair statement of the results for the interim period. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of some seasonality in packaging operations. It is suggested that these unaudited condensed consolidated financial statements and accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report.


2.   RECLASSIFICATIONS.

Certain prior year amounts have been reclassified in order to conform with the 1994 presentation of the consolidated statement of income. Such reclassifications are identified in the table below.


                                                 Three Month Period Ended April 4, 1993
                                          --------------------------------------------------
                                            Originally      Reclassification
                                             Reported            Dr/(Cr)         Restated
                                          --------------  --------------------  ----------
Net sales                                     $534.7        $   1.8  (1)         $532.9
Cost of sales                                  468.6           12.0  (1)(2)       480.6
Selling, distribution and administrative        40.5          (13.8) (2)             --
expenses                                                      (26.7) (3)             --
General and administrative expenses               --           21.4  (3)           21.4
Selling and product development expenses          --            5.3  (3)            5.3

(1)  Reclassification of freight expense from cost of sales to net sales
(2) Reclassification of warehouse and shipping expense from selling, distribution and administrative expenses to cost of sales
(3) Reclassification to segregate general and administrative expenses from selling and product development expenses

3.   BALL PACKAGING PRODUCTS CANADA, INC. (BALL CANADA).

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

4.   SHAREHOLDERS' EQUITY.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock (ESOP Preferred) were 1,852,604 shares at April 3, 1994, and 1,870,085 shares at December 31, 1993.

5.   CONTINGENCIES.

The Environmental Protection Agency has designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales of $587.3 million for the first quarter of 1994 increased
10.2 percent compared to the 1993 first quarter. The increase in net sales was due principally to the inclusion of Heekin results for the full period in 1994 and a slight increase in commercial glass container sales offset by lower sales in other operations. Heekin's results in 1993 were included in consolidated results of operations from the March 19, 1993, acquisition date. Consolidated operating earnings for the first quarter of 1994 increased to $28.6 million from $25.6 million in the first quarter of 1993. The increase was due to improved domestic beverage container and aerospace and communications results, as well as the effect of including Heekin's results for the entire 1994 period.

Consolidated interest expense for the first quarter of 1994 was $10.6 million, compared to $11.3 million for the 1993 first quarter. The decrease was attributable to lower interest rates, as well as a reduction in the average level of borrowings.

The effective income tax rate increased from 34.3 percent in the year earlier period to 36.1 percent due to nondeductible goodwill amortization arising from the Heekin acquisition and changes in tax law legislated as part of the Omnibus Budget Reconciliation Act of 1993 which increased the federal income tax rate by 1 percent and made certain previously deductible expenses nondeductible.

Net income from continuing operations for the first quarter of 1994 increased from $9.1 million in the first quarter of 1993 to $10.5 million in 1994. The increase in the quarter results is primarily due to the aforementioned factors offset by a higher charge for the minority interest and lower earnings of equity affiliates. Earnings per share from continuing operations increased to 33 cents per share for the quarter from 31 cents in 1993, reflecting the higher net income from continuing operations but also a greater than 9 percent increase in average shares outstanding. Net income improved from a loss of $23.5 million in the first quarter of 1993 to net earnings of $10.5 million in the 1994 first period. The 1993 quarter included $2.1 million of net income from the discontinued Alltrista operations, which were spun off April 2, 1993, and an after tax charge of $34.7 million representing the cumulative effect of new accounting standards adopted as of January 1, 1993.



BUSINESS SEGMENTS

The packaging segment reported a sales increase of 12.6 percent for the first quarter of 1994 relative to the year earlier quarter due primarily to the full-period consolidation of Heekin's sales in 1994. Operating earnings improved by
8.0 percent compared to the 1993 first quarter as a result of substantially improved domestic beverage container results and the contribution of the Heekin food container operations. Results of the Canadian metal packaging business and commercial glass container operations both were less than the 1993 first quarter performance.

Within the packaging segment, operating earnings in the metal container business improved on increased sales of 19.5 percent for the quarter due primarily to the inclusion of Heekin's sales. Domestic metal beverage container sales declined slightly despite higher unit volumes. The increase in unit sales was attributed to shortages of other packaging media which compete with aluminum beverage containers. Domestic beverage container operating earnings were improved versus the year-earlier quarter as the beneficial effects of increased unit volumes more than offset reduced selling prices. Canadian metal packaging sales and operating results were lower than the 1993 first quarter.

Operating earnings in the glass business were significantly lower in the first quarter compared to 1993 despite a modest increase in sales. A major contributing factor was the completion of six furnace rebuilds during the quarter which temporarily idled a portion of the productive capacity of those facilities. Higher freight and warehousing costs were also contributing factors to the first quarter performance.

Notwithstanding a 6.0 percent decline in sales, operating results of the aerospace and communications segment improved considerably in the first quarter versus the year-earlier period which included $1.1 million of operating losses from the visual imaging product line. Backlog at the quarter end was approximately $274 million compared to $305 million at December 31, 1993.

RESTRUCTURING AND OTHER RESERVES

In 1993, the company recorded aggregate restructuring and other reserves of $108.7 million pretax. During the quarter ended April 3, 1994, these reserves were charged with $4.0 million of costs which included $1.6 million of operating losses incurred by the visual imaging product line and $1.1 million representing the net book value of machinery and equipment made obsolete by changing package specifications in the beverage container industry.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations in 1994 was essentially unchanged at $33.7 million versus $34.9 million in the 1993 first quarter. The increase in working capital for 1994 (as reported in the cash flow statement) was $78.1 million, compared to $69.9 million in the first quarter of 1993, reflecting normal seasonal increases in working capital requirements in the glass and metal packaging businesses.
The working capital ratio was 2.25 at April 3, 1994, and 2.1 at the 1993 year end.

Total debt increased to $692.3 million at April 3, 1994, from $637.2 million at December 31, 1993. The increase was due primarily to seasonal working capital requirements. The debt-to-total capitalization ratio increased to 54.4 percent at April 3, 1994, from 52.6 percent as of December 31, 1993. As of April 3, 1994, the company had unused, committed credit facilities of approximately $270 million with various banks. Uncommitted short-term facilities from various banks of approximately $400 million and a Canadian dollar commercial paper facility of approximately $86 million also were available. At April 3, 1994, short-term debt included $69 million of the total of $149 million borrowed against uncommitted short-term credit facilities and $69 million of commercial paper borrowings.

The company anticipates total 1994 capital spending of approximately $132 million concentrated within the packaging segment.

The Environmental Protection Agency has designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the company.

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings

As previously reported in March 1994, and in previous filings, the Company was named as a third party defendant in the lawsuit regarding alleged disposal of hazardous materials at the Cross Brothers Site located in Kankakee, Illinois, during the years 1961 to 1980. The Company has denied the allegations of the complaint. In an effort to settle this matter, the Company and certain other companies have entered into a Consent Decree with the EPA pursuant to which the EPA will receive approximately $2.9 million and provide the companies with contribution protection and a covenant not to sue. Ball's share of the settlement amount is $858,493.60 plus interest. On April 28, 1994, the United States District Court for the Central District of Illinois entered an order approving the Consent Decree and denying certain objections of other parties to the Consent Decree. Based upon the limited information that the Company has at this time, it does not appear that this matter is likely to have a material, adverse effect on the financial condition of the Company.


Item 2.   Changes in securities

There were no events required to be reported under Item 2 for the quarter ending April 3, 1994.


Item 3.   Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending April 3, 1994.


Item 4.   Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending April 3, 1994.


Item 5.   Other information

There were no events required to be reported under Item 5 for the quarter ending April 3, 1994.


Item 6.   Exhibits and reports on Form 8-K

(a)       Exhibits

          11.1      Statement Re: Computation of Earnings per Share.

(b)       Reports on Form 8-K

          A Current Report on Form 8-K, dated January 26, 1994, filed January 27, 1994, disclosing the company's 1993 annual sales and earnings.

          A Current Report on Form 8-K, dated April 29, 1994, filed May 9, 1994, announcing the plan of Mr. Delmont A. Davis to take early retirement from his position as president and chief executive officer of Ball Corporation.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:    /s/  R. David Hoover
     --------------------------
     R. David Hoover
     Senior Vice President and
       Chief Financial Officer

Date:       May 16, 1994

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  April 3, 1994


                                  EXHIBIT INDEX

               Description                                   Exhibit

               -----------                                   -------

Statement Re: Computation of Earnings per Share               EX-11.1