Form 10-Q
period 1994-07-03
BALL CORP
filed 1994-08-17
CIK 9389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended     JULY 3, 1994
                                              --------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at June 30, 1994
     ------------------                 --------------------------------
     Common Stock,
       without par value                       29,697,757 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                        For the period ended July 3, 1994



                                      INDEX



                                                                   Page Number
                                                               -----------------

PART I.      FINANCIAL INFORMATION:

Item 1.      Financial Statements

             Unaudited Condensed Consolidated Statement of
               Income for the three and six month periods
               ended July 3, 1994 and July 4, 1993                       3

             Unaudited Condensed Consolidated Balance Sheet
               at July 3, 1994 and December 31, 1993                     4

             Unaudited Condensed Consolidated Statement of
               Cash Flows for the six month periods ended
               July 3, 1994 and July 4, 1993                             5

             Notes to Unaudited Condensed Consolidated
               Financial Statements                                    6 - 7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8 - 9

PART II.     OTHER INFORMATION                                         10-11

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                Three months ended             Six months ended
                                            --------------------------   ----------------------------
                                              July 3,        July 4,        July 3,        July 4,
                                               1994           1993           1994           1993
                                            ----------     -----------   ------------   ------------
Net sales                                    $ 676.6        $ 663.0      $ 1,263.9      $ 1,195.9
                                            ----------     -----------   ------------   ------------
Costs and expenses
  Cost of sales                                605.3          595.3        1,137.2        1,075.9
  General and administrative expenses           23.6           25.6           44.2           47.0
  Selling and product development expenses       7.7            6.9           13.9           12.2
  Interest expense                              10.8           12.9           21.4           24.2
                                            ----------     -----------   ------------   ------------
                                               647.4          640.7        1,216.7        1,159.3
                                            ----------     -----------   ------------   ------------

Income from continuing operations before
  taxes on income                               29.2           22.3           47.2           36.6
Provision for taxes on income                  (11.0)          (8.5)         (17.5)         (13.4)
Minority interest                               (0.8)          (0.8)          (2.1)          (1.8)
Equity in earnings (losses) of affiliates       (0.2)           0.3            0.1            1.0
                                            ----------     -----------   ------------   ------------

Net income from:
  Continuing operations                         17.2           13.3           27.7           22.4
  Alltrista operations                            --             --             --            2.1
                                            ----------     -----------   ------------   ------------
Net income before cumulative effect of
  changes in accounting principles              17.2           13.3           27.7           24.5
Cumulative effect of changes in accounting
  principles, net of tax benefit                  --             --             --          (34.7)
                                            ----------     -----------   ------------   ------------

Net income (loss)                               17.2           13.3           27.7          (10.2)
Preferred dividends, net of tax benefit         (0.8)          (0.8)          (1.6)          (1.6)
                                            ----------     -----------   ------------   ------------

Net earnings (loss) attributable to
  common shareholders                        $  16.4        $  12.5      $    26.1      $   (11.8)
                                            ----------     -----------   ------------   ------------
                                            ----------     -----------   ------------   ------------

Earnings (loss) per share of
  common stock:
  Continuing operations                      $   0.55       $   0.43     $     0.88     $     0.74
  Alltrista operations                             --             --             --           0.08
  Cumulative effect of changes in
    accounting principles, net of
    tax benefit                                    --             --             --          (1.24)
                                            ----------     -----------   ------------   ------------
                                             $   0.55       $   0.43     $     0.88     $    (0.42)
                                            ----------     -----------   ------------   ------------
                                            ----------     -----------   ------------   ------------
Fully diluted earnings (loss) per share:
  Continuing operations                      $   0.52       $   0.41     $     0.83     $     0.74
  Alltrista operations                             --             --             --           0.07
  Cumulative effect of changes in
    accounting principles, net of
    tax benefit                                    --             --             --          (1.23)
                                            ----------     -----------   ------------   ------------
                                             $   0.52       $   0.41     $     0.83     $    (0.42)
                                            ----------     -----------   ------------   ------------
                                            ----------     -----------   ------------   ------------

Cash dividends declared per common share     $   0.15       $   0.31     $     0.30     $     0.62
                                            ----------     -----------   ------------   ------------
                                            ----------     -----------   ------------   ------------



See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                       July 3,      December 31,
                                                        1994            1993
                                                   --------------  --------------
ASSETS
Current assets
  Cash and temporary investments                     $     8.9      $     8.2
  Accounts receivable, net                               260.8          191.3
  Inventories
    Raw materials and supplies                            96.4           99.8
    Work in process and finished goods                   319.4          309.5
  Current deferred taxes on income and
    prepaid expenses                                      63.5           83.3
                                                   --------------  --------------
    Total current assets                                 749.0          692.1
                                                   --------------  --------------

Property, plant and equipment, at cost                 1,472.3        1,449.3
Accumulated depreciation                                (675.0)        (626.6)
                                                   --------------  --------------
                                                         797.3          822.7
                                                   --------------  --------------

Goodwill and purchased intangible assets, net             99.0          101.5
                                                   --------------  --------------

Other assets                                             174.5          179.3
                                                   --------------  --------------

                                                     $ 1,819.8      $ 1,795.6
                                                   --------------  --------------
                                                   --------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of
    long-term debt                                   $   122.2      $   123.9
  Accounts payable                                       167.0          157.3
  Salaries, wages and accrued employee benefits           90.8           85.8
  Other current liabilities                               72.0           84.2
                                                   --------------  --------------
    Total current liabilities                            452.0          451.2
                                                   --------------  --------------

Noncurrent liabilities
  Long-term debt                                         517.0          513.3
  Deferred taxes on income                                57.8           65.1
  Employee benefits and other                            196.0          191.4
                                                   --------------  --------------
    Total noncurrent liabilities                         770.8          769.8
                                                   --------------  --------------

Contingencies
Minority interest                                         18.0           15.9
                                                   --------------  --------------

Shareholders' equity
  Series B ESOP Convertible Preferred Stock               68.1           68.7
  Unearned compensation - ESOP                           (57.1)         (58.6)
                                                   --------------  --------------
    Preferred shareholder's equity                        11.0           10.1
                                                   --------------  --------------

  Common stock (issued 30,637,066 shares -
    1994; 30,258,169 shares - 1993)                      251.0          241.5
  Retained earnings                                      346.0          332.2
  Treasury stock, at cost (951,919 shares -
    1994; 811,545 shares - 1993)                         (29.0)         (25.1)
                                                   --------------  --------------
  Common shareholders' equity                            568.0          548.6
                                                   --------------  --------------

                                                     $ 1,819.8      $ 1,795.6
                                                   --------------  --------------
                                                   --------------  --------------

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                  Six months ended
                                                              -------------------------
                                                                July 3,        July 4,
                                                                 1994           1993
                                                              ----------     ----------
Cash flows from operating activities
  Net income (loss)                                            $  27.7       $  (10.2)
  Reconciliation of net income (loss) to net cash
    provided by (used in) operating activities:
    Net income from Alltrista operations                            --           (2.1)
    Cumulative effect of changes in accounting
      principles, net of tax benefit                                --           34.7
    Depreciation and amortization                                 62.1           56.1
    Other, net                                                     5.9           (0.7)
    Changes in working capital components excluding
      effects of acquisitions and Alltrista operations           (62.5)        (106.4)
                                                              ----------     ----------
      Net cash provided by (used in) operating activities         33.2          (28.6)
                                                              ----------     ----------

Cash flows from financing activities
  Increase in long-term debt, including net increase in
    amounts outstanding under revolving credit agreements         40.3          160.0
  Principal payments of long-term debt (including
    refinancing of $84.8 million of Heekin indebtedness
    in 1993)                                                     (43.2)        (157.4)
  Net change in short-term debt                                   11.0           66.0
  Common and preferred dividends                                 (11.5)         (19.9)
  Net proceeds from issuance of common stock under
    various employee and shareholder plans                         9.6           13.3
  Other, net                                                      (4.7)          (2.1)
                                                              ----------     ----------
      Net cash provided by financing activities                    1.5           59.9
                                                              ----------     ----------

Cash flows from investing activities
  Additions to property, plant and equipment                     (45.1)         (54.7)
  Net cash provided to Alltrista operations                         --           (8.0)
  Investment in packaging affiliates                               3.5           (7.7)
  Investment in company-owned life insurance, net                  4.8           33.1
  Other, net                                                       2.8            1.0
                                                              ----------     ----------
      Net cash used in investing activities                      (34.0)         (36.3)
                                                              ----------     ----------

Net increase (decrease) in cash                                    0.7           (5.0)
Cash and temporary investments:
  Beginning of period                                              8.2           14.5
                                                              ----------     ----------
  End of period                                                $   8.9       $    9.5
                                                              ----------     ----------
                                                              ----------     ----------


See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
July 3, 1994

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


2.   RECLASSIFICATIONS.

Certain prior year amounts have been reclassified in order to conform with the 1994 presentation of the consolidated statement of income. The operating costs and expenses category was expanded. In addition, freight expense was reclassified from cost of sales and is reported as a reduction in sales. Warehousing and shipping expense was reclassified from selling and product development expenses and is reported as an increase in cost of sales. These changes did not effect reported net income or per share amounts.

3.   BALL PACKAGING PRODUCTS CANADA, INC. (BALL CANADA).

Prior to the acquisition on April 19, 1991, of the lenders' position in the term debt and 100 percent ownership of Ball Canada, the company had owned indirectly 50 percent of Ball Canada through a joint venture holding company owned equally with Onex Corporation (Onex). The 1988 Joint Venture Agreement had included a provision under which Onex, beginning in late 1993, could "put" to the company all of its equity in the holding company at a price based upon the holding company's fair value. Onex has since claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $22.0 million. On December 9, 1993, Onex served notice on the company that Onex was exercising its alleged right under the Joint Venture Agreement to require the company to purchase all of the holding company shares owned or controlled by Onex, directly or indirectly, for an amount including "approximately
$40 million" in respect of the Class A-2 Preference Shares owned by Onex in the holding company. Such "$40 million" is expressed in Canadian dollars and would represent approximately $30 million at the December 31, 1993 exchange rate.

The company's position is that it has no obligation to purchase any shares from Onex or to pay Onex any amount for such shares, since, among other things, the Joint Venture Agreement, which included the "put" option, is terminated. On January 24, 1994, the Ontario Court (General Division Commercial List) ordered that Onex's August 1993 Application for Rectification to reform the Joint Venture Agreement document be stayed, and the Court referred the parties to arbitration on the matter. Under date of January 31, 1994, Onex provided a Notice of Appeal of the Court's order. On July 19, 1994, Onex gave notice to the Court and the company that it was voluntarily abandoning the appeal. Onex is now pursuing its claim in arbitration before the International Chamber of Commerce. The company believes that it has meritorious defenses against Onex's claims, although, because of the uncertainties inherent in the arbitration process, it is unable to predict the outcome of such arbitration or other litigation as may arise.

4.   SHAREHOLDERS' EQUITY.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock (ESOP Preferred) were 1,852,470 shares at July 3, 1994, and 1,870,085 shares at December 31, 1993.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales of $676.6 million for the second quarter of 1994 increased 2.1 percent compared to the second quarter of 1993. For the six month period ended July 3, 1994, net sales increased 5.7 percent to $1.3 billion. The increases in net sales were due principally to the inclusion of Heekin results for the full period in 1994 and increases in commercial glass container sales partially offset by lower sales in other operations. Heekin's results in 1993 were included in consolidated results of operations from the March 19, 1993, acquisition date. Consolidated operating earnings for the second quarter of 1994 increased 13.6 percent to $40.0 million from $35.2 million in the second quarter of 1993. For the year-to-date period, consolidated operating earnings increased 12.8 percent to $68.6 million from the comparable period in 1993. The increases were due to improved domestic beverage container and aerospace and communications results, as well as improved results for the commercial glass business, partially offset by the effect of a one-time, pretax charge of $3.2 million ($1.9 million after tax or seven cents per share) for costs associated with the early retirement of two former officers. This one-time charge is included in general and administrative expenses on the consolidated statement of income.

Consolidated interest expense for the second quarter and six month periods of 1994 was $10.8 million and $21.4 million, respectively, compared to $12.9 million and $24.2 million for the second quarter and six month periods of 1993. The decreases were attributable to lower interest rates, as well as a reduction in the average level of borrowings.

Net income from continuing operations increased 29.3 percent and 23.7 percent for the second quarter and year-to-date periods, respectively. The improved results of both periods are primarily due to the aforementioned factors and include after tax severance costs of $1.9 million, or seven cents per share. Earnings per share from continuing operations increased to 55 cents per share for the second quarter from 43 cents in 1993, reflecting the higher net income from continuing operations and the elimination of losses as a result of the disposition of two lines of the aerospace and communications business described below. For the first six months of 1994, earnings per share from continuing operations increased from 74 cents in 1993 to 88 cents. Net income improved from $13.3 million in the second quarter of 1993 to $17.2 million in the 1994 second period. Year-to-date net income improved from a loss of $10.2 million in 1993 to net earnings of $27.7 million in 1994. The 1993 six-month period also included $2.1 million of net income from the discontinued Alltrista operations, which were spun off April 2, 1993, and an after tax charge of $34.7 million representing the cumulative effect of new accounting standards adopted as of January 1, 1993.


BUSINESS SEGMENTS

The packaging segment reported sales increases of 3.2 percent and 7.3 percent for the second quarter and year-to-date periods of 1994, respectively, relative to the year earlier due primarily to the full-period consolidation of Heekin's sales in 1994 and increased sales in the glass packaging business. Operating earnings improved for the second quarter and six month periods of 1994 as a result of substantially improved domestic beverage container results and improved results in the commercial glass container business. Sales and operating earnings of the Canadian metal packaging business were less than the 1993 second quarter and year-to-date amounts.

Within the packaging segment, operating earnings in the metal container business improved on increased sales of 8.3 percent for the six month period due primarily to the inclusion of Heekin's sales. Sales increased less than 1 percent for the second quarter of 1994. Domestic metal beverage container sales declined slightly despite higher unit volumes. The increase in unit sales reflects strong customer demands. Domestic metal beverage container operating earnings were improved for the three month and six month periods versus the year-earlier as the beneficial effects of increased unit volumes more than offset reduced selling prices. Metal food container sales increased during the second quarter of 1994 as a result of higher shipments due to improved customer demand. During the second quarter of 1994, the company completed the sale of its metal decorating and coating facility in Alsip, Illinois. The impact of this sale on the company's financial position and results of operations was immaterial.

The glass business reported increased sales of 9.2 percent for the second quarter and 5.3 percent for the year-to-date period due to higher unit volumes despite competitive industry pricing. Operating earnings increased for the quarter due to improved sales and higher plant utilization, the effects of which more than offset the increases in freight and warehousing costs and increased labor costs resulting largely from new labor contracts settled in 1993. In addition, the second quarter of 1993 reflected a net operating loss due to quality difficulties and the slow start-up of operations at the expanded Ruston, Louisiana plant. Improved second quarter 1994 sales contributed to higher year-to-date earnings, despite lower first quarter earnings which resulted from the completion of six furnace rebuilds that temporarily idled a portion of the productive capacity. In August 1994, the Company announced that it will close its glass container manufacturing facility in Okmulgee, Oklahoma in late 1994 as part of its restructuring program. The Asheville, North Carolina plant closed August 5, 1994.

Operating results of the aerospace and communications segment also improved considerably, notwithstanding a decline in sales of 7.7 percent for the second quarter and 6.8 percent year-to-date in 1994 compared to 1993. This improvement was due, in part, to the elimination of the unprofitable visual imaging products and the low light level line of business combined with cost and workforce reductions. During the second quarter of 1994, the company sold its Visual Image Generating business, which had no material impact on the company's financial position or results of operations as a result of provisions recorded for that purpose in 1993. Lower sales are primarily attributed to the general business environment for aerospace operations. Backlog at the quarter end was approximately $266 million compared to $305 million at December 31, 1993.

RESTRUCTURING AND OTHER RESERVES

In 1993 the company recorded aggregate restructuring and other reserves of $108.7 million pretax. These reserves were charged with $8.2 million and $12.2 million of costs for the three months and six months ended July 3, 1994, respectively. These charges included costs related to the disposal of the visual imaging product line of $4.1 million and $5.7 million for the quarter and year-to-date, respectively. Other charges consist primarily of the net book value of machinery and equipment made obsolete by changing package specifications in the beverage container industry and costs associated with plant closings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The seasonal increase in working capital for 1994 (as reported in the cash flow statement) was $62.5 million compared to $106.4 million in the first six months of 1993. The reduced working capital requirement was the primary factor contributing to the increase in cash provided by operations in 1994 of $33.2 million versus cash used in operations of $28.6 million in 1993. The working capital ratio was 2.3 at July 3, 1994 compared to 2.1 at December 31, 1993.

Although total debt increased by $2.0 million to $639.2 million at July 3, 1994, from $637.2 million at December 31, 1993, the debt-to-total capitalization ratio decreased to 51.7 percent at July 3, 1994, from 52.6 percent as of December 31, 1993, due to increased shareholders' equity. As of July 3, 1994, the company had committed credit facilities of $270 million with various banks. Uncommitted credit facilities from various banks of approximately $430 million, of which $127 million was outstanding, and a Canadian dollar commercial paper facility of approximately $87 million, of which $71 million was outstanding, also were available.

During July and August of 1994 the company replaced its $270 million revolving credit facilities with revolving facilities of $300 million consisting of a $150 million, three-year facility and $150 million of 364 day facilities. These new committed credit lines include more favorable terms than the prior facility.

The company's board of directors approved a resolution in late July authorizing the repurchase of an additional 1.5 million common shares under an existing share repurchase program. Approximately 8 percent or 2.4 million of the company's outstanding common shares are now authorized for repurchase under the program.

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

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending July 3, 1994.


Item 2.   Changes in securities

There were no events required to be reported under Item 2 for the quarter ending July 3, 1994.


Item 3.   Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending July 3, 1994.


Item 4.   Submission of matters to a vote of security holders

The Company held the Annual Meeting of Shareholders on April 26, 1994. Matters voted upon by proxy were: the election of two directors for three-year terms expiring in 1997; and, the ratification of the appointment of Price Waterhouse as independent accountants in 1994. The results of the vote are as follows:


                                                       Voted For      Voted Against    Withheld/Abstained
                                                       ---------      -------------    ------------------
Election of directors for terms expiring in 1997:
   Howard M. Dean                                      28,694,851             --             354,803
   John T. Hackett                                     28,696,826             --             352,828

Appointment of Price Waterhouse as
   independent accountants in 1994                     28,796,795        124,836             128,023


Item 5.   Other information

There were no events required to be reported under Item 5 for the quarter ending July 3, 1994.


Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibits

       10.1         Retirement Agreement dated June 17, 1994 between
                       Delmont A. Davis and Ball Corporation

       10.2         Ball Corporation 1986 Deferred Compensation Plan (as amended
                       July 1, 1994)

       10.3         Ball Corporation 1988 Deferred Compensation Plan (as amended
                       July 1, 1994)

       10.4         Ball Corporation 1989 Deferred Compensation Plan (as amended
                       July 1, 1994)

       10.5         Ball-InCon Glass Packaging Corp. Deferred Compensation Plan
                       (as amended July 1, 1994)

       10.6         Retirement Agreement dated July 29, 1994 between
                       H. Ray Looney and Ball Corporation

       10.7         Retention Agreement dated June 22, 1994 between
                       Donovan B. Hicks and Ball Corporation

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

Ball Corporation
(Registrant)


By:         /s/  R. David Hoover
          --------------------------
          R. David Hoover
          Senior Vice President and
            Chief Financial Officer

Date:           August 17, 1994
          ---------------------------

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  July 3, 1994


                                  EXHIBIT INDEX

                      Description                                    Exhibit
                      -----------                                  -----------

Retirement Agreement dated June 17, 1994 between
   Delmont A. Davis and Ball Corporation                            EX-10.1

Ball Corporation 1986 Deferred Compensation Plan
   (as amended July 1, 1994)                                        EX-10.2

Ball Corporation 1988 Deferred Compensation Plan
   (as amended July 1, 1994)                                        EX-10.3

Ball Corporation 1989 Deferred Compensation Plan
   (as amended July 1, 1994)                                        EX-10.4

Ball-InCon Glass Packaging Corp. Deferred Compensation
   Plan (as amended July 1, 1994)                                   EX-10.5

Retirement Agreement dated July 29, 1994 between
   H. Ray Looney and Ball Corporation                               EX-10.6

Retention Agreement dated June 22, 1994 between
   Donovan B. Hicks and Ball Corporation                            EX-10.7

Statement Re: Computation of Earnings per Share                     EX-11.1