Form 10-Q
period 1994-10-02
BALL CORP
filed 1994-11-15
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1994


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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at September 30, 1994
       -----------------                  ---------------------------------
       Common Stock,
         without par value                         29,812,232 shares

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                      For the period ended October 2, 1994



                                     INDEX



                                                               Page Number
                                                               -----------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of
             Income for the three and nine month periods
             ended October 2, 1994, and October 3, 1993               3

          Unaudited Condensed Consolidated Balance Sheet
             at October 2, 1994, and December 31, 1993                4

          Unaudited Condensed Consolidated Statement of
             Cash Flows for the nine month periods ended
             October 2, 1994, and October 3, 1993                     5

          Notes to Unaudited Condensed Consolidated
             Financial Statements                                  6 - 7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8 - 10

PART II.   OTHER INFORMATION                                        11

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                             Three months ended     Nine months ended
                                             ------------------    --------------------
                                             Oct. 2,   Oct. 3,     Oct. 2,      Oct. 3,
                                              1994       1993        1994        1993
                                             ------    --------    --------    --------
Net sales                                   $717.5    $  680.2    $1,981.4    $1,876.1
                                             ------    --------    --------    --------

Costs and expenses
  Cost of sales                              636.0       612.1     1,773.2     1,688.0
 General and administrative expenses          24.4        27.3        68.6        74.3
 Selling and product development
   expenses                                    7.2         6.8        21.1        19.0
 Restructuring and other                       2.3        14.0         2.3        14.0
 Interest expense                             10.5        11.6        31.9        35.8
                                             ------    --------    --------    --------
                                             680.4       671.8     1,897.1     1,831.1
                                             ------    --------    --------    --------

Income from continuing operations
  before taxes on income                      37.1         8.4        84.3        45.0
Provision for taxes on income                (13.8)       (3.8)      (31.3)      (17.2)
Minority interest                             (1.1)       (1.1)       (3.2)       (2.9)
Equity in earnings of affiliates               1.1         0.3         1.2         1.3
                                             ------    --------    --------    --------

Net income from:
  Continuing operations                       23.3         3.8        51.0        26.2
  Alltrista operations                          --          --         --          2.1
                                             ------    --------    --------    --------
Net income before cumulative effect
  of changes in accounting principles         23.3         3.8        51.0        28.3
Cumulative effect of changes in
  accounting principles, net of tax benefit     --          --         --        (34.7)
                                             ------    --------    --------    --------

Net income (loss)                             23.3         3.8        51.0        (6.4)
Preferred dividends, net of tax benefit       (0.8)       (0.8)       (2.4)       (2.4)
                                             ------    --------    --------    --------

Net earnings (loss) attributable to
  common shareholders                       $ 22.5    $    3.0    $   48.6    $   (8.8)
                                             ======    ========    ========    ========

Earnings (loss) per share of common stock:
  Continuing operations                     $  0.76   $    0.10   $    1.64   $    0.84
  Alltrista operations                         --          --          --          0.07
  Cumulative effect of changes in
   accounting principles, net of tax benefit   --          --          --         (1.22)
                                             ------    --------    --------    --------
                                            $  0.76   $    0.10   $    1.64   $   (0.31)
                                             ======    ========    ========    ========

Fully diluted earnings (loss) per share:
  Continuing operations                     $  0.71   $    0.10   $    1.54   $    0.83
  Alltrista operations                         --          --          --          0.07
  Cumulative effect of changes in
   accounting principles, net of tax benefit   --          --          --         (1.21)
   benefit                                   ------    --------    --------    --------
                                            $  0.71   $    0.10   $    1.54   $   (0.31)
                                             ======    ========    ========    ========

Cash dividends declared per common share    $  0.15   $    0.31   $    0.45   $    0.93
                                             ======    ========    ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                       Ball Corporation and Subsidiaries
                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                             (Millions of dollars)

                                                         October 2,  December 31,
                                                            1994        1993
                                                          --------    --------
ASSETS
Current assets
  Cash and temporary investments                         $    9.6    $    8.2
  Accounts receivable, net                                  262.3       191.3
  Inventories
   Raw materials and supplies                               106.6        99.8
   Work in process and finished goods                       270.2       309.5
  Current deferred taxes on income and prepaid expenses      61.6        83.3
                                                          --------    --------
   Total current assets                                     710.3       692.1
                                                          --------    --------

Property, plant and equipment, at cost                    1,485.9     1,449.3
Accumulated depreciation                                   (702.5)     (626.6)
                                                          --------    --------
                                                            783.4       822.7
                                                          --------    --------

Goodwill and purchased intangible assets, net                98.5       101.5
                                                          --------    --------

Other assets                                                184.2       179.3
                                                          --------    --------

                                                         $1,776.4    $1,795.6
                                                          ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt  $  146.8    $  123.9
  Accounts payable                                          187.6       157.3
  Salaries, wages and accrued employee benefits              97.0        85.8
  Other current liabilities                                  72.8        84.2
                                                          --------    --------
   Total current liabilities                                504.2       451.2
                                                          --------    --------

Noncurrent liabilities
  Long-term debt                                            402.7       513.3
  Deferred taxes on income                                   60.5        65.1
  Employee benefits and other                               193.8       191.4
                                                          --------    --------
   Total noncurrent liabilities                             657.0       769.8
                                                          --------    --------

Contingencies
Minority interest                                            15.2        15.9
                                                          --------    --------

Shareholders' equity
  Series B ESOP Convertible Preferred Stock                  68.1        68.7
  Unearned compensation - ESOP                              (57.4)      (58.6)
                                                          --------    --------
   Preferred shareholder's equity                            10.7        10.1
                                                          --------    --------

  Common stock (issued 30,833,660 shares - 1994;
     30,258,169 shares - 1993)                              256.1       241.5
  Retained earnings                                         364.4       332.2
  Treasury stock, at cost (1,032,327 shares - 1994;
    811,545 shares - 1993)                                  (31.2)      (25.1)
                                                          --------    --------
   Common shareholders' equity                              589.3       548.6
                                                          --------    --------

                                                         $1,776.4    $1,795.6
                                                          ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                       Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                        Nine months ended
                                                       -------------------
                                                       Oct. 2,     Oct. 3,
                                                        1994        1993
                                                       -------     -------
Cash flows from operating activities
  Net income (loss)                                     $ 51.0    $  (6.4)
  Reconciliation of net income (loss) to net cash
    provided by operating activities:
   Net income from Alltrista operations                    --        (2.1)
   Cumulative effect of changes in accounting
     principles, net of tax benefit                        --        34.7
   Restructuring and other                                 2.3       14.0
   Depreciation and amortization                          94.0       86.5
   Other, net                                              4.9       (5.6)
   Changes in working capital components excluding
     effects of acquisitions and Alltrista operations     (4.6)     (71.2)
     Sale of trade accounts receivable                     --        66.5
                                                         ------    -------
     Net cash provided by operating activities           147.6      116.4
                                                         ------    -------

Cash flows from financing activities
  Changes in long-term debt, including changes in
    amounts outstanding under revolving credit
    agreements                                           (74.7)     116.4
  Principal payments of long-term debt (including
    refinancing of $101.6 million of Heekin
    indebtedness in 1993)                                (43.3)    (159.3)
  Net change in short-term debt                           33.9       28.6
  Common and preferred dividends                         (16.4)     (29.0)
  Net proceeds from issuance of common stock under
    various employee and shareholder plans                14.6       17.7
  Other, net                                              (6.8)      (5.0)
                                                         ------    -------
     Net cash used in financing activities               (92.7)     (30.6)
                                                         ------    -------

Cash flows from investing activities
  Additions to property, plant and equipment             (59.4)     (88.7)
  Net cash provided to Alltrista operations                --        (8.0)
  Investment in packaging affiliates                      (2.9)      (7.7)
  Investment in company-owned life insurance, net          5.6       19.1
  Other, net                                               3.2       (1.4)
                                                         ------    -------
     Net cash used in investing activities               (53.5)     (86.7)
                                                         ------    -------

Net increase (decrease) in cash                            1.4       (0.9)
Cash and temporary investments:
  Beginning of period                                      8.2       14.5
                                                         ------    -------
  End of period                                         $  9.6    $  13.6
                                                         ======    =======


See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
October 2, 1994

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

3. Ball Packaging Products Canada, Inc. (Ball Canada).

Prior to the acquisition on April 19, 1991, of the lenders' position in the term debt and 100 percent ownership of Ball Canada, the company had owned indirectly 50 percent of Ball Canada through a joint venture holding company owned equally with Onex Corporation (Onex). The 1988 Joint Venture Agreement had included a provision under which Onex, beginning in late 1993, could "put" to the company all of its equity in the holding company at a price based upon the holding company's fair value. Onex has since claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $22.0 million. On December 9, 1993, Onex served notice on the company that Onex was exercising its alleged right under the Joint Venture Agreement to require the company to purchase all of the holding company shares owned or controlled by Onex, directly or indirectly, for an amount including "approximately $40 million" in respect of the Class A-2 Preference Shares owned by Onex in the holding company. Such "$40 million" is expressed in Canadian dollars and would represent approximately $30 million at the December 31, 1993, exchange rate.

The company's position is that it has no obligation to purchase any shares from Onex or to pay Onex any amount for such shares, since, among other things, the Joint Venture Agreement, which included the "put" option, is terminated. On January 24, 1994, the Ontario Court (General Division Commercial List) ordered that Onex's August 1993 Application for Rectification to reform the Joint Venture Agreement document be stayed, and the Court referred the parties to arbitration on the matter. Under date of January 31, 1994, Onex provided a Notice of Appeal of the Court's order. On July 19, 1994, Onex gave notice to the Court and the company that it was voluntarily abandoning the appeal. Onex is now pursuing its claim in arbitration before the International Chamber of Commerce. The company filed its answer and counterclaim on September 12, 1994. The company believes that it has meritorious defenses against Onex's claims, although, because of the uncertainties inherent in the arbitration process, it is unable to predict the outcome of such arbitration or other litigation as may arise.

4. Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock (ESOP Preferred) were 1,828,098 shares at October 2, 1994, and 1,870,085 shares at December 31, 1993.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales of $717.5 million for the third quarter of 1994 increased
5.5 percent compared to the third quarter of 1993. For the nine month period ended October 2, 1994, net sales increased 5.6 percent to $2.0 billion. The increases in net sales were due principally to the inclusion of Heekin results for the full period in 1994 and increased sales in the commercial glass container business as well as the Canadian metal packaging business. Heekin's results in 1993 were included in consolidated results of operations from the March 19, 1993, acquisition date. Consolidated operating earnings for the third quarter of 1994 increased to $47.6 million from $20.0 million in the third quarter of 1993. For the year-to-date period, consolidated operating earnings increased 43.8 percent to $116.2 million from the comparable period in 1993. The 1993 consolidated operating earnings included a $14.0 million pretax charge ($8.5 million after tax or 29 cents per share) for the third quarter related to write-downs of certain inventories in the aerospace and communications segment to net realizable value. The 1994 consolidated operating earnings included a $2.3 million pretax charge ($1.4 million after tax or five cents per share) for costs associated with the foreclosure in September of certain assets of the former visual imaging generating business which was sold in May. Excluding this $14.0 million charge in 1993 and the $2.3 million charge in 1994, consolidated operating earnings would have increased 46.8% and 25.0% for the three-month and nine-month periods, respectively. These increases were due to improved domestic beverage container and aerospace and communications results, as well as improved results for the commercial glass business.

Consolidated interest expense for the third quarter and nine month periods of 1994 was $10.5 million and $31.9 million, respectively, compared to $11.6 million and $35.8 million for the third quarter and nine month periods of 1993. The decreases were attributable to a reduction in the average level of borrowings partially offset by the impact of higher average interest rates.

Net income from continuing operations increased from $3.8 million for the third quarter of 1993 to $23.3 million for the same period in 1994. Year-to-date net income from continuing operations increased from $26.2 million in 1993 to $51.0 million in 1994. The improved results of both periods are primarily due to the aforementioned factors and include after-tax foreclosure costs of $1.4 million, or five cents per share, in 1994 as well as $1.4 million in equity income from the company's Chinese metal packaging joint venture, FTB Packaging Ltd., which has moved from start-up to profitable operations. Net income from continuing operations in 1993 includes an after tax charge of $8.5 million for inventory write-downs. Earnings per share from continuing operations increased to 76 cents per share for the third quarter from 10 cents in 1993, reflecting the higher net income from continuing operations. For the first nine months of 1994, earnings per share from continuing operations increased from 84 cents in 1993 to $1.64. Net income improved from $3.8 million in the third quarter of 1993 to $23.3 million in the 1994 third period. Year-to-date net income improved from a loss of $6.4 million in 1993 to net earnings of $51.0 million in 1994. The 1993 nine-month period included $2.1 million of net income from the discontinued Alltrista operations, which were spun off April 2, 1993, and an after tax charge of $34.7 million representing the cumulative effect of new accounting standards adopted as of January 1, 1993.


Business Segments

The packaging segment reported increased sales of 6.7 percent for the year-to-date period of 1994 compared to the year earlier period due primarily to the full-period consolidation of Heekin's sales in 1994 and increased sales in the glass packaging business. Third quarter sales increased 5.7 percent reflecting higher sales for the Canadian metal packaging business as well as the glass packaging business. Operating earnings improved for the third quarter and nine month periods of 1994 as a result of substantially improved domestic beverage container results and improved results in the commercial glass container business.

Within the packaging  segment,  sales in the metal container  business increased
3.6 percent and 6.5 percent for the three-month and nine-month periods, respectively, due to the inclusion of Heekin's sales and improved shipments of metal beverage containers. Sales in the domestic metal beverage container business declined in 1994 despite higher year-to-date unit volumes due to reduced selling prices. Sales in the Canadian metal beverage container business increased reflecting higher unit volumes. Operating earnings improved in the metal beverage container business reflecting strong customer demand, higher utilization rates and favorable scrap pricing. Earnings in the metal food container business declined for the three-month and nine-month periods reflecting negative pricing pressures and the impact of a steel mill fire at a supplier's plant, despite higher shipments and cost and workforce reduction efforts. During the third quarter of 1994, the company completed the sale of its metal decorating and coating facility in Alsip, Illinois. In addition, the company closed its Augusta, Wisconsin plant in August 1994. The impact of these sales on the company's financial position and results of operations was immaterial. The company reached a technology license agreement with Containers Packaging of Australia to provide metal beverage container manufacturing technology effective October 1, 1994, in exchange for annual royalties. The company has also entered into a new joint venture accord in the Philippines with San Miguel Corporation and Yamamura Glass Ltd. to build a beverage can and end plant which should commence operations in 1996. Ball will have a six percent interest in the new company.

The glass business reported increased sales of 11.0 percent for the third quarter and 7.2 percent for the year-to-date period due to higher unit volumes reflecting strong seasonal demand. Operating earnings increased for the quarter and year-to-date periods due to improved sales and higher plant utilization, the effects of which more than offset increases in freight and warehousing costs. In addition, the third quarter of 1993 reflected lower earnings due to quality difficulties and the slow start-up of operations at the expanded Ruston, Louisiana plant. In August 1994, the Company closed its glass container manufacturing facility in Asheville, North Carolina and, on November 1, closed its Okmulgee, Oklahoma glass facility. These plant closures had no material impact on the company's financial position or results of operations in 1994 as a result of provisions recorded for that purpose during the fourth quarter of 1993.

Operating results of the aerospace and communications segment also improved considerably, notwithstanding a year-to-date decline in sales of 3.5 percent in 1994 compared to 1993. A pretax charge of $14.0 million was recorded in the third quarter of 1993 largely to write down certain inventories to net realizable value. Excluding this $14.0 million charge, operating results for 1994 still exceeded 1993 operating results. This improvement was due to cost and workforce reductions. In September 1994, the company foreclosed on its security interest with regard to certain assets of the visual imaging generating product line which was sold to SDI Virtual Realty Corporation in May. As a result of the foreclosure, SDI's San Diego assets were returned to the company. A $2.3 million pretax charge was recorded in the third quarter of 1994 for estimated costs related to this foreclosure. Although year-to-date sales in the aerospace and communications segment are lower in 1994 compared to 1993, sales increased 3.3% for the third quarter of 1994 reflecting a stronger business environment for aerospace operations. Backlog at the quarter end was approximately $293 million compared to $305 million at December 31, 1993, and $266 million at the end of the second quarter of 1994. The company signed a definitive agreement with Datum Inc. in October 1994 for the sale of its Efratom Division to Datum for approximately $26.5 million to be paid in a combination of cash and Datum common stock. The company is currently exploring various strategic options for the remaining aerospace and communications segment. Such options include, among other things, a sale of the business, formation of a joint venture or retention of the business.

RESTRUCTURING AND OTHER RESERVES

In 1993, the company recorded aggregate restructuring and other reserves of $108.7 million pretax in the third and fourth quarters. The amounts provided included $52.5 million pretax for asset write-offs and write-downs to net realizable values. Charges to the reserves were $19.6 million in 1993. For the three months and nine months ended October 2, 1994, charges to the reserves were $3.5 million and $15.7 million, respectively. These charges included costs associated with plant closings of $2.7 million and $4.6 million for the quarter and year-to-date, respectively. Also included in the year-to-date charges are costs related to the disposal of the visual imaging product line of $5.7 million and $2.1 million for the net book value of machinery and equipment made obsolete by changing package specifications in the beverage container industry.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The increase in working capital for 1994 (as reported in the cash flow statement) was $2.3 million compared to $71.2 million in the first nine months of 1993. The increased net income was the primary factor contributing to the increase in cash provided by operations in 1994 of $147.6 million compared to $116.4 million in 1993. The working capital ratio was 2.0 at October 2, 1994, compared to 2.1 at December 31, 1993.

Total debt decreased by $87.7 million to $549.5 million at October 2, 1994, from $637.2 million at December 31, 1993, resulting in a decrease of the debt-to-total capitalization ratio to 47.2 percent at October 2, 1994, from 52.6 percent as of December 31, 1993. In September 1993, the company entered into an agreement with a financial institution for the sale of trade accounts receivable amounting to $66.5 million. The ongoing effect of this sale in 1994 resulted in reduced receivables and borrowings relative to the year-earlier quarter and year-to-date periods. Included in general and administrative costs in 1994 is $2.2 million in fees related to this agreement compared to $0.1 million in 1993. As of October 2, 1994, the company had committed credit facilities of $300 million with various banks consisting of a $150 million, three-year facility and $150 million of 364-day facilities. Uncommitted credit facilities from various banks of approximately $400 million, of which $127 million was outstanding, and a Canadian dollar commercial paper facility of approximately $89 million, of which $86 million was outstanding, also were available.


The company's board of directors approved a resolution in late July authorizing the repurchase of an additional 1.5 million common shares under an existing share repurchase program. Approximately 8 percent or 2.4 million of the company's outstanding common shares are now authorized for repurchase under the program.

The company anticipates total 1994 capital spending of approximately $100 million concentrated within the packaging segment.

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

PART II. OTHER INFORMATION

Item 1. Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending October 2, 1994.


Item 2. Changes in securities

There were no events required to be reported under Item 2 for the quarter ending October 2, 1994.


Item 3. Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending October 2, 1994.


Item 4. Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending October 2, 1994.


Item 5. Other information

There were no events required to be reported under Item 5 for the quarter ending October 2, 1994.


Item 6. Exhibits and reports on Form 8-K

(a)     Exhibits

        10.1        Ball Corporation Supplemental Executive Retirement Plan

        10.2        Ball Corporation Split Dollar Life Insurance Plan

        10.3 Form of Severance Benefit Agreement dated August 1, 1994, between Ball Corporation and Executive Officers of Ball Corporation

        11.1        Statement Re: Computation of Earnings per Share

        27.1        Financial Data Schedule

(b)     Reports on Form 8-K

        A Current Report on Form 8-K, dated September 8, 1994, was filed September 13, 1994, announcing the foreclosure on the company's security interest with regard to certain assets sold to SDI Virtual Reality Corporation in May.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:    /s/  R. David Hoover
       R. David Hoover
       Senior Vice President and
         Chief Financial Officer

Date:        November 15, 1994

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                                October 2, 1994


                                 EXHIBIT INDEX

                    Description                        Exhibit

Ball Corporation Supplemental Executive Retirement
   Plan                                                EX-10.1

Ball Corporation Split Dollar Life Insurance Plan      EX-10.2

Form of Severance Benefit Agreement dated August 1,    EX-10.3
   1994, between Ball Corporation and Executive
   Officers of Ball Corporation

Statement Re: Computation of Earnings per Share        EX-11.1

Financial Data Schedule                                EX-27.1