Form 10-K405
BALL CORP
filed 1995-03-29
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ________________ to ________________

                        Commission File Number 1-7349

                                BALL CORPORATION


      State of Indiana                                        35-0160610

                      345 South High Street, P.O. Box 2407
                           Muncie, Indiana 47307-0407

       Registrant's telephone number, including area code: (317) 747-6100
       ------------------------------------------------------------------

Securities  registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
    Title of each class                          on which registered
----------------------------                ----------------------------
 Common Stock, without par value             New York Stock Exchange, Inc.
                                             Midwest Stock Exchange, Inc.
                                             Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   YES [X]      NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $981.1 million based upon the closing market price on March 1, 1995 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $67.2 million).

Number of shares outstanding as of the latest practicable date.

            Class                             Outstanding at March 1, 1995
-------------------------------               ----------------------------
Common Stock, without par value                         30,131,676

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1994, to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2. Proxy statement filed with the Commission dated March 20, 1995, to the extent indicated in Part III.

                                     PART I

ITEM 1.    BUSINESS

Ball Corporation is an Indiana corporation organized in 1880 and incorporated in 1922. Its principal executive offices are located at 345 South High Street, Muncie, Indiana 47305-2326. The terms "Ball" and the "company" as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball Corporation is a manufacturer of packaging products for use primarily in the packaging of food and beverage products. The company also provides aerospace and communications products and professional services to the federal sector and commercial customers.

     The following sections of the 1994 Annual Report to Shareholders contain financial and other information concerning company business developments and operations, and are incorporated herein by reference: the notes to the financial statements "Business Segment Information," "Restructuring and Other Charges," "Disposition," "Spin-Off," "Acquisitions" and "Management's Discussion and Analysis of Operations".

                          Recent Business Developments

Restructuring and Other Charges
-------------------------------

In the company's major packaging markets, excess manufacturing capacity and severe pricing pressures have presented significant competitive challenges in recent years. Moreover, reductions in federal defense expenditures and other attempts to curb the federal budget deficit have resulted in excess capacity in the aerospace and defense industry, a declining number of new contract bidding opportunities and curtailments and delays in existing programs.

In late 1993 the company developed plans to restructure its businesses in order to adapt the company's manufacturing capabilities and administrative organizations to meet foreseeable requirements of the packaging and aerospace markets. These plans involved plant closures to consolidate manufacturing activities into fewer, more efficient facilities, principally in the glass and metal food container businesses, and administrative consolidations in the glass, metal packaging and aerospace and communications businesses. In addition to the restructuring plans, decisions were made during 1993 to discontinue two aerospace and communications segment product lines.

The financial impact of these plans was recognized through restructuring and other charges recorded in the third and fourth quarters of 1993 in the aggregate amount of $108.7 million ($66.3 million after tax or $2.31 per share). Further information regarding the company's restructuring plans is included in the financial statement note "Restructuring and Other Charges" and "Management's Discussion and Analysis of Operations," which are incorporated herein by reference.

Disposition
-----------

In March 1995 the company sold the Efratom division to Datum Inc. (Datum) for approximately $29 million which was paid in a combination of cash and Datum common stock. Efratom produces time and frequency devices used in navigation and communication. Total assets of the Efratom division at December 31, 1994 and 1993, were approximately $18.2 million and $16.0 million, respectively. Operating income for the Efratom division was $3.1 million, $2.7 million and $2.5 million in 1994, 1993 and 1992, respectively.

Spin-Off
--------

On April 2, 1993, the company completed the spin-off of seven diversified businesses by means of a distribution of 100 percent of the common stock of Alltrista Corporation (Alltrista), a then wholly owned subsidiary, to holders of company common stock. The distributed net assets of Alltrista included the following businesses: the consumer products division; the zinc products division; the metal decorating and service division; the industrial systems division; and the plastic products businesses, consisting of Unimark plastics, industrial plastics and plastic packaging. Following the distribution, Alltrista operated as an independent, publicly owned corporation. Additional information regarding this transaction can be found in the financial statement note "Spin-Off," which is incorporated herein by reference.

Heekin Can, Inc.
----------------

On March 19, 1993, the company acquired Heekin Can, Inc. (Heekin), a manufacturer of metal containers primarily for the food, pet food and aerosol markets, with 1992 sales of $355 million. The acquisition, which has been accounted for as a purchase business combination, was effected by issuance of approximately 2.5 million shares of Ball Corporation common stock valued at approximately $88.3 million, in exchange for 100 percent of Heekin's issued and outstanding common stock. Further information regarding this transaction is included in the financial statement note "Acquisitions" and "Management's Discussion and Analysis of Operations," which are incorporated herein by reference.

          Other Information Pertaining to the Business of the Company

The company's continuing businesses are comprised of two segments: packaging, and aerospace and communications.

Packaging Segment
-----------------

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

The packaging business is capital intensive, requiring significant investments in machinery and equipment, and profitability is sensitive to production volumes and the cost of labor and significant raw materials. Generally, profitability is enhanced where greater unit volumes can be produced from a given investment in productive equipment and where material and labor costs per unit of product can be reduced.

Raw materials used by the company's packaging businesses consist principally of metals (aluminum and steel), sand and soda ash and are generally available from several sources. Currently, the company is not experiencing any shortage of raw materials. The company's manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as propane, natural gas, fuel oil and electricity. While certain of these energy sources may become increasingly in short supply, or subject to government allocation or excise taxes, the company cannot predict the effects, if any, of such occurrences on its future operations.

Research and development efforts in these businesses generally seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength. In addition, the company intends to produce and market new sizes and types of cans and market new products like the SlimCan and the patented Touch Top(TM) end.

The operations and products within this segment are discussed below:

  Metal Packaging

Metal packaging is manufactured by the company's domestic metal beverage container operation as well as its wholly owned subsidiaries, Ball Packaging Products Canada, Inc. and Heekin Can, Inc., and is comprised primarily of two product lines: two-piece beverage containers and two and three-piece food containers. The market share of metal cans has remained relatively unchanged over the past 10 years. Dominance in both the food and beverage markets and high recycling rates contribute to the metal container's significant market share. The company's international metal container division has established business relationships with can manufacturers in Europe, the Middle East, Latin America and the Pacific Rim. In addition, the company began licensing programs in 1994 to provide manufacturing technology and assistance to the largest can maker in Australia and New Zealand and to a joint venture project, in which we have a minority equity position, to build the first two-piece beverage can manufacturing plant in the Philippines. The company and its joint venture partners are the largest producers of beverage cans in the People's Republic of China.

  Metal beverage containers

Metal beverage containers and ends represent the company's largest product line accounting for approximately 41 percent of 1994 consolidated net sales. Decorated two-piece aluminum beverage cans are produced by seven domestic manufacturing facilities; ends are produced by two of these facilities. Three manufacturing facilities operated by Ball Canada produce aluminum beverage cans; ends are produced at one of these facilities as well as at one other facility. The company believes it is the fourth largest commercial supplier of aluminum beverage cans and ends to the combined U.S. and Canadian market in 1994 with an approximate 17 percent market share, based upon estimated 1994 total industry shipments. The company estimates that its three larger competitors together represent approximately 67 percent of estimated 1994 total industry shipments for the U.S. and Canada. One competitor increased its market share in 1994 by purchasing the beverage can manufacturing operations of a self-manufacturer.

The U.S. and Canadian metal beverage container industry has experienced steady demand growth at a compounded annual rate of approximately 3.5 percent over the last decade, with much of that growth in the soft drink market segment. In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage market than in the U.S., particularly in the packaged beer market, in which the market share of metal containers has been hindered by trade barriers within Canada. As a result of General Agreement on Tariffs and Trade (GATT) rulings, there has been pressure to remove these trade barriers. However, in May 1992, the Ontario government enacted an "environmental" tax levy of 10 cents (Canadian) per can of beer sold in Ontario. This tax discriminates against cans in favor of refillable glass bottles. Shipments of cans to the Ontario beer industry declined sharply after this tax was enacted.

Beverage container industry production capacity in the U.S. and Canada has exceeded demand in the last several years, which has created a competitive pricing environment. In 1994, aluminum suppliers announced a change in the pricing formula for aluminum can sheet to a price based on ingot plus conversion costs in contrast to the current practice of annually negotiated prices. As a result, the cost of aluminum can sheet increased. In 1995 this increase will be reflected in higher beverage can selling prices.

Metal beverage containers are sold primarily to brewers and fillers of carbonated soft drinks, beer and other beverages, under long-term supply or annual contracts. Sales to the company's largest customer, Anheuser-Busch Companies, Inc., accounted for approximately 11 percent of consolidated 1994 sales. Sales to all bottlers of Pepsi-Cola and Coca-Cola branded beverages comprised approximately 21 percent of consolidated 1994 sales. Sales volume of metal beverage cans and ends tends to be highest during the period between April and September.

  Metal food containers

Two-piece and three-piece steel food containers are manufactured by Ball Canada and Heekin, and sold primarily to food processors in Canada and the Midwestern United States. In 1994 metal food container sales comprised approximately 19 percent of consolidated sales. Sales to one customer represented more than 10 percent of this operation's 1994 sales. Sales volume of metal food containers tends to be highest from June through October.

The company has one principal competitor located in Canada and numerous competitors located in the U.S. food container market. With the acquisition of Heekin, the company estimates that it was the fourth largest metal food container manufacturer with an approximate 14 percent share of the North American market for metal food containers, based on estimated 1994 industry shipments. A competitor's recent acquisition of a major food processor's self-manufacturing operations resulted in that competitor becoming the third largest food can manufacturer in the North American market with an approximate 20 percent market share. This market has shown an accelerated trend toward the consolidation of manufacturing capacity during 1993 and 1994, including the company's acquisition of Heekin in 1993.

In the food container industry, capacity significantly exceeds market demand resulting in a highly price competitive market. During 1993 the company completed consolidation of certain facilities in Canada. In conjunction with the restructuring plans described above, the company closed its Augusta, Wisconsin, plant and sold its Alsip, Illinois, plant during 1994.

  Other metal packaging

The company also manufactures containers for aerosol products and other specialty goods, and sells flat sheet products, primarily to customers which manufacture cans for their own use.

  Glass Packaging

Ball Glass Container Corporation (Ball Glass), a wholly owned subsidiary, manufactures a diversified line of glass containers for sale primarily to processors, packers and distributors of food, juice, wine and liquor products. Ball Glass currently operates twelve glass container manufacturing facilities and a glass mold manufacturing facility. One glass plant is owned by Madera Glass Company, a 51 percent owned subsidiary of Ball Glass. Sales of glass containers accounted for approximately 29 percent of consolidated sales in 1994.

The company estimates that Ball Glass is the third largest domestic producer of commercial glass containers with an estimated 15 percent market share, based upon 1994 sales dollars. Its two larger competitors together are estimated to comprise in excess of 60 percent of the domestic market. Ball Glass has focused upon the food and juice, still wines and champagnes, and distilled spirits market segments, in which service, quality and performance are discriminating competitive factors. Ball Glass' share positions in these markets are estimated to be 24.2 percent, 23.9 percent and 11.5 percent, respectively.

One of the primary market segments served by Ball Glass, food and juice, represents the largest segment of U.S. glass container shipments accounting for
39.2 percent of the market. The total market for all types of glass containers decreased approximately 3.5 percent in 1994, and has declined by an average of
0.4 percent per annum since 1983 as other packaging materials, such as metal, plastic and flexible packaging, have captured a share of products previously packaged in glass, e.g., beer, carbonated soft drinks and specialty items, and due to a decline in alcoholic beverage consumption. Declining long-term demand for glass packaging has resulted in manufacturers reducing their production capacity in order to maintain a balance between market demand and supply. The glass container industry continues to face a challenging environment as plastic container demand rises.

The number of glass container manufacturers has consolidated from 21 companies operating 109 plants in 1983 to 11 companies with 67 plants in 1995. In 1992, three plants were closed in the industry: two by the company and one by a competitor. Although several furnaces were idled in 1993, no plants were closed in the industry. In 1994, the company closed its Asheville, North Carolina, and Okmulgee, Oklahoma, glass container manufacturing plants. One competitor closed a plant in 1994 and announced the pending closing of two plants.

The majority of Ball Glass sales are made directly to major companies having leading market positions in packaged food and juice, and still wines and champagnes. Sales to no one customer represented more than 10 percent of Ball Glass' 1994 sales.

  Plastic Packaging

Demand for containers made of polyethylene terephthalate (PET) has increased in the beverage packaging market and is expected to increase in the food packaging market with improved technology and adequate supplies of PET resin. The company announced plans in 1994 to enter the plastic container market which reached $5.5 billion in 1994, surpassing the size of the glass container market for the first time.

Aerospace and Communications Segment
------------------------------------

The aerospace and communications segment provides systems, products and services to the aerospace and defense, and commercial telecommunications markets. Sales in the aerospace and communications segment accounted for approximately 10 percent of consolidated sales in 1994. Approximately 11 percent of the segment's sales in 1994 were made to the commercial telecommunications industry and 7 percent of sales were made to international customers.

The majority of the company's aerospace business involves work under relatively short-term contracts (generally one to five years) for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and foreign governments. Contracts funded by the various agencies of the federal government represented approximately 78 percent of this segment's sales in 1994. Overall, competition within the aerospace businesses is expected to intensify. Declining defense spending generally has resulted in greater competition for DoD contracts as the military market decreases, as well as greater competition for NASA and other civilian aerospace contracts historically serviced by Ball, as major defense contractors seek to enter those markets.

The segment also supplies commercial telecommunications equipment to customers in satellite and ground communications markets. Products are supplied on a fixed price basis to original equipment manufacturers both domestically and internationally. These markets are generally characterized as having relatively high growth rates (10 percent annually) and the products supplied typically have life cycles of 3 to 5 years.

The operations which comprise the aerospace and communications segment presently are organized as two divisions: the aerospace systems division and the telecommunications products division. Included in the aerospace systems division are space systems, systems engineering services, and electro-optics and cryogenics products. The telecommunications products division is comprised of commercial and video products and advanced antenna systems. In late 1994 a new subsidiary, Earthwatch, Inc., was formed to serve the market for satellite-based remote sensing of the earth. A description of the principal products and services of the aerospace and communications segment follows:

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

Ball also provides a range of professional technical services to government customers including systems engineering support; simulation studies, analysis and prototype hardware; and hardware and software research and development tasks for test and evaluation of government programs. Revenues derived from services represented less than two percent of consolidated 1994 sales.

  Electro-optics and cryogenics products

Primary products of the electro-optics business include: spacecraft guidance, control instruments and sensors; defense subsystems for surveillance, warning, target identification and attitude control in military and civilian space applications; and scientific instruments used in various space and earth science applications.

Primary products in the cryogenics business include: open cycle cryogenic storage and cooling devices; mechanical refrigerators that provide cryogenic cooling; and thermal electric coolers and radiative coolers, all of which are used for the cooling of detectors and associated equipment for space science and earth remote sensing applications. Open cycle cryogenic systems are also provided to NASA for life support on space shuttles.

  Telecommunication products

Ball provides advanced radio frequency transmission and reception antennae for a variety of aerospace and defense platforms, including aircraft, missile, spacecraft, ground mobile equipment and ships. Antenna products are also provided for commercial aircraft for satellite communication and collision avoidance applications.

  Backlog

Backlog of the aerospace and communications segment was approximately $322 million at December 31, 1994, and $305 million at December 31, 1993, and consists of the aggregate contract value of firm orders excluding amounts previously recognized as revenue. The 1994 backlog includes approximately $223 million which is expected to be billed during 1995 with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $181 million at December 31, 1994. Year-to-year comparisons of backlog are not necessarily indicative of future operations.

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

                            Research and Development

The note, "Research and Development," of the 1994 Annual Report to Shareholders contains information on company research and development activity and is incorporated herein by reference.

                                  Environment

Compliance with federal, state and local laws relating to protection of the environment has not had a material, adverse effect upon capital expenditures, earnings or competitive position of the company. As more fully described under
Item 3. Legal Proceedings, the U. S. Environmental Protection Agency (EPA) and various state environmental agencies have designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the company.

Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in U.S. Congress and the Canadian Parliament, in state and Canadian provincial legislatures and other legislative bodies. For instance, trade barriers were placed on metal containers in Canada. In addition, the Ontario government enacted an "environmental" tax levy of 10 cents (Canadian) per can of beer sold in Ontario which caused a decline in shipments of cans to the Ontario beer industry. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several other states, in local elections and in many state and local legislative sessions. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation was widely adopted, it could have a material adverse effect on the business of the company, as well as on the container manufacturing industry generally, in view of the company's substantial North American sales and investment in metal beverage container manufacture as well as its investments in glass container packaging.

Glass and aluminum containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. In 1994 approximately 65 percent of aluminum beverage containers sold in the U.S. were recycled.

                                   Employees

As of March 1995 Ball employed 12,873 people.

ITEM 2.    PROPERTIES

The company's properties are well maintained, considered adequate and being utilized for their intended purposes.

The Corporate headquarters, glass packaging group offices and certain research and engineering facilities are located in Muncie, Indiana. The group offices for metal packaging operations are based in Westminster, Colorado. Also located at Westminster is the Edmund F. Ball Technical Center, which serves as a research and development facility primarily for the metal packaging operations. Group offices for the aerospace and communications group are located in Broomfield, Colorado. The group offices and research and development center for the new plastic container division are located in Atlanta, Georgia.

Information regarding the approximate size of the manufacturing facilities for significant packaging operations, which are owned by the company, except where indicated otherwise, is provided below.

The Colorado-based operations of the aerospace and communications segment operate from a variety of company owned and leased facilities in Boulder,
Broomfield and Westminster, Colorado, which together aggregate approximately 1,074,000 square feet of office, laboratory, research and development, engineering and test, and manufacturing space. Other aerospace and communications operations are based in San Diego, California.


                                                 Approximate
                                                 Floor Space in
Plant Location                                   Square Feet
                                                 --------------
Metal packaging manufacturing facilities:
----------------------------------------

Red Deer, Alberta (leased)                            52,000
Blytheville, Arkansas (leased)                         8,000
Springdale, Arkansas                                 290,000
Richmond, British Columbia                           204,000
Fairfield, California                                148,000
Golden, Colorado                                     330,000
Tampa, Florida                                       139,000
Columbus, Indiana                                    222,000
Saratoga Springs, New York                           283,000
Cincinnati, Ohio                                     478,000
Columbus, Ohio                                        50,000
Findlay, Ohio                                        450,000
Burlington, Ontario                                  309,000
Hamilton, Ontario                                    347,000
Whitby, Ontario                                      195,000
Pittsburgh, Pennsylvania (leased)                     81,000
Baie d'Urfe, Quebec                                  117,000
Chestnut Hill, Tennessee                              70,000
Conroe, Texas                                        284,000
Williamsburg, Virginia                               260,000
Weirton, West Virginia (leased)                      117,000
DeForest, Wisconsin                                   45,000


                                                 Approximate
                                                 Floor Space in
Plant Location                                   Square Feet
                                                 --------------
Glass packaging manufacturing facilities:
----------------------------------------

El Monte, California                                 456,000
Madera, California
  (Madera Glass Company)                             771,000
Dolton, Illinois                                     490,000
Lincoln, Illinois                                    327,000
Plainfield, Illinois                                 419,000
Dunkirk, Indiana (leased)                            715,000
Ruston, Louisiana                                    430,000
Carteret, New Jersey                                 338,000
Henderson, North Carolina                            757,000
Port Allegany, Pennsylvania                          451,000
Laurens, South Carolina                              623,000
Seattle, Washington                                  640,000

Additional warehousing facilities are leased. The leased mould making facility operated by Ball Glass is located in Washington, Pennsylvania, and has approximately 56,000 square feet of manufacturing and office space.

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

As previously reported, in September 1989 the company received a federal grand jury subpoena to produce documents relating to financial transactions and results of operations of the Ball Aerospace Systems Group Colorado operations since 1985. A supplemental subpoena was served in January 1990 requesting additional documents. The company has complied fully with the subpoenas. The Assistant United States Attorney has refused to disclose the specific nature of the investigation, but has indicated informally that the company is not a target of the investigation. The company does not believe that this matter will have a material, adverse effect upon its financial condition.

As previously reported, in April 1990 the company received from the EPA, Region V, Chicago, Illinois, a general notice letter and information request regarding the NL Industries/Taracorp Superfund site located at Granite City, Illinois. The EPA alleges that the company, through its Zinc Products Division (formerly known as Ball Metal and Chemical Division) located in Greeneville, Tennessee, may be a PRP with respect to the NL Industries/Taracorp site. The EPA requested that the company provide the EPA with any and all information with respect to any business conducted with Taracorp or NL Industries between 1977 and 1983. The company has responded to the EPA's request for information. The company is currently part of a group of companies which are organized to negotiate a de minimis settlement with the EPA. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, in April 1987 the EPA notified the company and its wholly owned subsidiary, Heekin Can, Inc., that they may be PRPs in connection with the alleged disposal of waste at the American Chemical Services, Inc. (ACS) site located in Griffith, Indiana. In the fall of 1987, the company, as part of a group of companies, filed a lawsuit in the United States District Court for the Northern District of Indiana against the operators of the facility, ACS, and the Town of Griffith, Indiana, seeking a declaration of landowner's liability under CERCLA and seeking contribution from the landowners for the costs incurred by the companies of performing a remedial investigation and feasibility study. In September of 1990, ACS filed a counterclaim against the companies, including the company. ACS sought a declaratory judgment that the companies are responsible for a proportionate share of the liability for costs associated with the cleanup. The company has denied the allegations of the counterclaim. This lawsuit has now been settled. The company and its wholly owned subsidiary, Heekin Can, Inc., have entered into an Administrative Order On Consent and on January 20, 1995, paid the EPA $68,912.63 to resolve this matter. Based upon the information available to the company at this time, the company does not believe that this matter will have a material, adverse effect upon its financial condition.

As previously reported, on or about August 28, 1990, the company received a notice from the Department of Environmental Resources, State of Pennsylvania
(DER), that the company may have been responsible for disposing of waste at the Industrial Solvents and Chemical Company site located in York County, Pennsylvania. The company is cooperating with several hundred other companies and the DER to resolve this matter. In December 1993 the company entered into a De Minimis Settlement Agreement with certain other companies who have agreed to indemnify the company with respect to claims arising out of the alleged disposal of hazardous waste at the site in consideration of the company paying an amount not to exceed $11,031.70 to the indemnifying companies. The company has paid the indemnifying companies in accordance with their agreement.

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

As previously reported, in July 1992 DeSoto, Inc., and other plaintiffs sued the company and other defendants claiming contribution from the defendants, including the company, through its former Plastics Division, for response costs incurred in connection with the Industrial Waste Control Landfill Site located in Fort Smith, Arkansas. The plaintiffs allege that the defendants are jointly and severally liable for response costs in excess of $9 million. The company had denied the allegations contained in the complaint, on the basis, primarily, that the Division did not dispose of hazardous waste at the site. In March 1993 the plaintiffs agreed to dismiss their complaint against the company. This matter now appears to be concluded with no material, adverse effect on the company's financial condition.

As previously reported, in September 1992 the company, as a fourth-party defendant, was served with a lawsuit filed by Allied Signal and certain other fourth-party plaintiffs seeking the recovery of certain response costs and contribution under CERCLA with respect to the alleged disposal by its Metal Decorating & Service Division of hazardous waste at the Cross Brothers Site in Kankakee, Illinois, during the years 1961 to 1980. Also in September 1992, the company was sued by another defendant, Krueger Ringier, Inc. In October 1992 the Illinois Environmental Protection Agency filed an action to join the company as a Defendant seeking to recover the State's costs in removing waste from the Cross Brothers Site. The company has denied the allegations of the complaints and will defend these matters, but is unable at this time to predict the outcome of the litigation. The company and certain other companies have entered into a Consent Decree with the EPA pursuant to which the EPA received approximately $2.9 million and provided the companies with contribution protection and a covenant not to sue. Ball's share of the settlement amount was $858,493.60. The company has been indemnified for the settlement payment by Alltrista
Corporation which owns the Metal Decorating & Service Division. The Court approved the Consent Decree on April 28, 1994. The company and certain other companies are negotiating with the State of Illinois to settle the State's alleged claim to recover costs expended in the cleanup of the Cross Brothers Site. Based upon the information available to the company at this time, this matter is not likely to have a material, adverse effect upon its financial condition.

As previously reported, on October 12, 1992, the company received notice that it may be a PRP for the cleanup of the Aqua-Tech Environmental site located in Greer, South Carolina. The company is investigating this matter. Based upon the limited information that the company has at this time, the company does not believe this matter will have a material, adverse effect upon its financial condition.

As previously reported, on April 24, 1992, the company was notified by the Muncie Race Track Steering Committee that the company, through its former Consumer Products Division and former Zinc Products Division, may be a PRP with respect to waste disposed at the Muncie Race Track Site located in Delaware County, Indiana. The company is currently attempting to identify additional information regarding this matter. The Steering Committee has requested that the company pay two percent of the cleanup costs which are estimated at this time to be $10 million. The company has declined to participate in the PRP group because the company's records do not indicate the company contributed hazardous waste to the site. The company also declined to participate in funding an allocation study to be conducted by a consulting company. Based upon the information available to the company at this time, the company does not believe that this matter will have a material, adverse effect upon the company.

As previously reported, the company was notified on June 19, 1989, that the EPA has designated the company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that have been released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989 the company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA. Certain other PRPs have agreed with the EPA to perform a groundwater study of the site. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

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

On or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp. (now Ball Glass Container Corporation (Ball Glass), through a name change), a wholly owned subsidiary of the company, received a general notification letter and information request from EPA, Region IX, notifying Ball Glass that it may have potential liability as defined in Section 107(a) of the CERCLA incurred with respect to the San Gabriel Valley areas 1-4 Superfund sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass has responded. After a period of inactivity, the federal and state governments are proceeding to complete the remedial investigation study which will lead to a proposed cleanup. On October 7, 1994, the U.S. EPA issued "special notice" letters requiring (i) the 17 recipients, including Ball Glass, to form an official PRP group to deal with the EPA, (ii) the group to undertake and pay for a remedial investigation/feasibility study, and (iii) the recipients to pay EPA's administrative costs. The group submitted to the EPA its "good faith" response letter outlining how the group proposes to perform the remedial investigation study requested by the EPA. The company and certain other companies continue to negotiate with the EPA. Based on the information, or lack thereof, available at the present time, the company is unable to express an opinion as to the actual exposure of the company for this matter.

Prior to the acquisition on April 19, 1991, of the lenders' position in the term debt and 100 percent ownership of Ball Canada, the company had owned indirectly 50 percent of Ball Canada through a joint venture holding company owned equally with Onex Corporation (Onex). The 1988 Joint Venture Agreement had included a provision under which Onex, beginning in late 1993, could "put" to the company all of its equity in the holding company at a price based upon the holding company's fair value. Onex has since claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $22.0 million. On December 9, 1993, Onex served notice on the company that Onex was exercising its alleged right under the Joint Venture Agreement to require the company to purchase all of the holding company shares owned or controlled by Onex, directly or indirectly, for an amount including "approximately $40 million" in respect of the Class A-2 Preference Shares owned by Onex in the holding company. Such "$40 million" is expressed in Canadian dollars and would represent approximately $30 million at the year-end exchange rate. The company's position is that it has no obligation to purchase any shares from Onex or to pay Onex any amount for such shares, since, among other things, the Joint Venture Agreement, which included the "put" option, is terminated. Onex is now pursuing its claim on arbitration before the International Chamber of Commerce. A hearing has been set to begin on May 30, 1995. The company believes that it has meritorious defenses against Onex's claims, although, because of the uncertainties inherent in the arbitration process, it is unable to predict the outcome of this arbitration.

On March 8, 1994, the company and its wholly owned subsidiary, Heekin Can, Inc., were served with a lawsuit by Harlan Yoder, an employee of Heekin Can, Inc., and his spouse seeking $6,500,000 jointly and severally as the result of an alleged injury to Mr. Yoder on or about April 26, 1993. Mr. Yoder sustained a crushing injury to his left hand while operating machinery at the Heekin Can, Inc., metal container manufacturing plant located at Columbus, Ohio. The company and Heekin Can, Inc., deny the material allegations of the complaint filed by the Yoders. Based upon the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

Ball Corporation common stock (BLL) is traded on the New York, Midwest and Pacific Stock Exchanges. There were 9,105 common shareholders of record on March 1, 1995.

Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the section titled, "Items of Interest to
Shareholders," of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by Item 6 for the five years ended December 31, 1994, appearing in the section titled, "Eight Year Review of Selected Financial Data," of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Operations" of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto of the 1994 Annual Report to Shareholders, together with the report thereon of Price Waterhouse, dated January 23, 1995, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no matters required to be reported under this item.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the company are as follows:

 1. George A. Sissel, 58, Acting President and Chief Executive Officer, since May 1994; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, since January 1993; Senior Vice President, Corporate Secretary and General Counsel, 1987-1992; Vice President, Corporate Secretary and General Counsel, 1981-1987.

 2. William A. Lincoln, 53, Executive Vice President, Metal Container Operations, since March 1993; Executive Vice President, Metal Packaging Operations, 1992-1993; Group Vice President, 1991-1992; President and Chief Executive Officer, Ball Packaging Products Canada, Inc., since 1988; Vice President and Group Executive, Research, Development and Engineering, Packaging Products, 1988; Vice President, Engineering and Development, Metal Container Division, 1978-1988.

 3. Duane E. Emerson, 57, Senior Vice President, Administration, since April 1985; Vice President, Administration, 1980-1985.

 4. R. David Hoover, 49, Senior Vice President and Chief Financial Officer, since August 1992; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

 5. John A. Haas, 58, Group Vice President; President and Chief Executive Officer, Ball Glass Container Corporation, since June 1994; President, Metal Food Container and Specialty Products Group, 1993-1994; President and Chief Executive Officer, Heekin Can, Inc. 1988-1994.

 6. Donovan B. Hicks, 57, Group Vice President; President, Aerospace and Communications Group, since January 1988; Group Vice President, Technical Products, 1980-1988; President, Ball Brothers Research Corporation/Division, 1978-1980.

 7. David B. Sheldon, 53, Group Vice President; President, Metal Beverage Container Group; Group Vice President, Packaging Products, 1992-1993; Vice President and Group Executive, Sales and Marketing, Packaging Products Group, 1988-1992; Vice President and Group Executive, Sales and Marketing, Metal Container Group, 1985-1988.

 8. Richard E. Durbin, 53, Vice President, Information Services, since April 1985; Corporate Director, Information Services, 1983-1985; Corporate Director, Data Processing, 1981-1983.

 9. Albert R. Schlesinger, 53, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

10. Raymond J. Seabrook, 44, Vice President and Treasurer, since August 1992; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

11. Harold L. Sohn, 49, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

12. David A. Westerlund, 44, Vice President, Human Resources, since December 1994; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass, 1988-1994; Vice President, Human Resources, Ball Glass, 1987-1988.

13. Elizabeth A. Overmyer, 55, Assistant Corporate Secretary, since April 1981; Administrator, Office of the Corporate Secretary, 1979-1981.

14. Donald C. Lewis, 52, Assistant Corporate Secretary and Associate General Counsel, since May 1990; Associate General Counsel 1983-1990; Assistant General Counsel, 1980-1983.

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 of the company's proxy statement filed pursuant to Regulation 14A dated March 20, 1995, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 20, 1995, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the company's proxy statement filed pursuant to Regulation 14A dated March 20, 1995, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 appearing under the caption, "Relationship with Independent Public Accountants and Certain Other Relationships and Related Transactions," on page 17 of the company's proxy statement filed pursuant to Regulation 14A dated March 20, 1995, is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements:

        The  following   documents   included  in  the  1994  Annual  Report  to
        Shareholders are incorporated by reference in Part II, Item 8:

        Consolidated statement of income (loss) - Years ended December 31, 1994, 1993 and 1992

        Consolidated balance sheet - December 31, 1994 and 1993

        Consolidated statement of cash flows - Years ended December 31, 1994, 1993 and 1992

        Consolidated statement of changes in shareholders' equity - Years ended December 31, 1994, 1993 and 1992

        Notes to consolidated financial statements

        Report of independent accountants

    (2) Financial Statement Schedules:

        There were no financial statement schedules required under this item.

    (3) Exhibits:

        See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BALL CORPORATION
                           (Registrant)
                           By:  /s/ George A. Sissel
                                --------------------------------------
                                George A. Sissel, Acting President and
                                   Chief Executive Officer
                                March 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)   Principal Executive Officer:
                                                      Acting President and
      /s/  George A. Sissel                           Chief Executive Officer
      ---------------------------------------         March 29, 1995
      George A. Sissel

(2)   Principal Financial Accounting Officer:
                                                     Senior Vice President and
      /s/  R. David Hoover                           Chief Financial Officer
      ---------------------------------------        March 29, 1995
      R. David Hoover

(3)   Controller:

      /s/  Albert R. Schlesinger                     Vice President and
      ---------------------------------------        Controller
      Albert R. Schlesinger                          March 29, 1995

(4)   A Majority of the Board of Directors:

      /s/  Howard M. Dean                    *       Director
      ---------------------------------------        March 29, 1995
      Howard M. Dean

      /s/  John T. Hackett                   *       Director
      ---------------------------------------        March 29, 1995
      John T. Hackett

      /s/  John F. Lehman                    *       Director
      ---------------------------------------        March 29, 1995
      John F. Lehman

      /s/  Jan Nicholson                     *       Director
      ---------------------------------------        March 29, 1995
      Jan Nicholson

      /s/  Alvin Owsley                      *       Chairman of the Board and
      ---------------------------------------        Director
      Alvin Owsley                                   March 29, 1995


      /s/  George A. Sissel                  *       Acting President and Chief
      ---------------------------------------        Executive Officer and
      George A. Sissel                               Director
                                                     March 29, 1995

      /s/  Delbert C. Staley                 *       Director
      ---------------------------------------        March 29, 1995
      Delbert C. Staley

      /s/  W. Thomas Stephens                *       Director
      ---------------------------------------        March 29, 1995
      W. Thomas Stephens

      /s/  William P. Stiritz                *       Director
      ---------------------------------------        March 29, 1995
      William P. Stiritz

*By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                            By:  /s/ George A. Sissel
                                                 ------------------------------
                                                 George A. Sissel
                                                 As Attorney-In-Fact
                                                 March 29, 1995

                       BALL CORPORATION AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                               Index to Exhibits


      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
     3.(i)       Amended  Articles  of  Incorporation  as of  November  26, 1990
                 (filed by incorporation by reference to the Current Report on Form 8-K dated November 30, 1990) filed December 13, 1990.

     3.(ii) Bylaws of Ball Corporation as amended January 25, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1993) filed March 29, 1994.

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

     10.5 Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

     10.6 Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

     10.7 Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

     10.8 Form of Severance Agreement which exists between the company and its executive officers (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

     10.9 An agreement dated September 15, 1988 between Ball Corporation and Onex Corporation to form a joint venture company known as Ball-Onex Packaging Corp., since renamed Ball Packaging Products Canada, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated December 8, 1988) filed December 23, 1988.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
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

     10.15 Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994. (Filed herewith.)

     10.16 Agreement and Plan of Merger among Ball Corporation, Ball Sub Corp. and Heekin Can, Inc. dated as of December 1, 1992, and as amended as of December 28, 1992 (filed by incorporation by reference to the Registration Statement on Form S-4, No. 33-58516) filed February 19, 1993.

     10.17 Distribution Agreement between Ball Corporation and Alltrista (filed by incorporation by reference to the Alltrista Corporation Form 8, Amendment No. 3 to Form 10, No. 0-21052, dated December 31, 1992) filed March 17, 1993.

     10.18 1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

     10.19 Letter agreement, dated March 22, 1993, confirming offer and terms of employment to Mr. John A. Haas as Group Vice
                 President; President, Metal Food Container and Specialty Products Group (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31,
                 1993) filed March 29, 1994.

     10.20 Employment agreement, dated December 1, 1992, among Heekin Can, Inc. and John A. Haas (filed by incorportion by reference to the Annual Report on Form 10-K for the year ended December 31,
                 1993) filed March 29, 1994.

     10.21 Retirement Agreement dated June 17, 1994, between Delmont A. Davis and Ball Corporation (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

     10.22 Ball-InCon Glass Packaging Corp. Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

     10.23 Retirement Agreement dated July 29, 1994, between H. Ray Looney and Ball Corporation (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

     10.24 Retention Agreement dated June 22, 1994, between Donovan B. Hicks and Ball Corporation (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------

     10.25 Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

     10.26 Ball Corporation Split Dollar Life Insurance Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

     10.27       Ball   Corporation   Long-Term   Cash   Incentive   Plan, dated
                 October 25, 1994. (Filed herewith.)

     11.1 Statement re: Computation of Earnings Per Share. (Filed here-with.)

     13.1 Ball Corporation 1994 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

     21.1        List of Subsidiaries of Ball Corporation.  (Filed herewith.)

     23.1        Consent of Independent Accountants. (Filed herewith.)

     24.1        Limited Power of Attorney.  (Filed herewith.)

     27.1        Financial Data Schedule.  (Filed herewith.)

     99.1 Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.