Form 10-K405/A
period 1994-12-31
BALL CORP
filed 1995-05-12
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                                Name of each exchange
    Title of each class                          on which registered
____________________________                 ____________________________
Common Stock, without par value              New York Stock Exchange, Inc.
                                             Chicago Stock Exchange, Inc.
                                             Pacific Stock Exchange, Inc.

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

          Class                              Outstanding at March 1, 1995
____________________________                 ____________________________
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

                                PORTIONS AMENDED

Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 is amended as set forth in the following pages.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

The executive officers of the company are as follows:

1. George A. Sissel, 58, President and Chief Executive Officer, since April 1995; Acting President and Chief Executive Officer, 1994-1995; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice President, Corporate Secretary and General Counsel, 1987-1992; Vice President, Corporate Secretary and General Counsel, 1981-1987.

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

7. David B. Sheldon, 53, Group Vice President; President, Metal Beverage Container Group since March 1993; Group Vice President, Packaging Products, 1992-1993; Vice President and Group Executive, Sales and Marketing, Packaging Products Group, 1988-1992; Vice President and Group Executive, Sales an d Marketing, Metal Container Group, 1985-1988.

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

Ball Corporation
(Registrant)


By:   /s/  R. David Hoover
      ____________________
      R. David Hoover
      Senior Vice President and
       Chief Financial Officer

Date:       May 12, 1995
      ____________________