Form 10-Q
period 1995-04-02
BALL CORP
filed 1995-05-16
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1995
                                                 -------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at April 30, 1995
         -------------------                -----------------------------
         Common Stock,
           without par value                      30,150,874 shares

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                       For the period ended April 2, 1995



                                     INDEX



                                                                     Page Number
                                                                     -----------

PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Unaudited Condensed Consolidated Statement of Income
                 for the three month periods ended April 2, 1995
                 and April 3, 1994                                        3

               Unaudited Condensed Consolidated Balance Sheet at
                 April 2, 1995, and December 31, 1994                     4

               Unaudited Condensed Consolidated Statement of Cash
                 Flows for the three month periods ended April 2,
                 1995, and April 3, 1994                                  5

               Notes to Unaudited Condensed Consolidated Financial
                 Statements                                            6 - 7

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   8 - 10

PART II.       OTHER INFORMATION                                         11

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                                                Three months ended
                                                                                ------------------
                                                                                April 2,  April 3,
                                                                                  1995      1994
                                                                                 -------   -------

Net sales                                                                        $605.6    $587.1
                                                                                 -------   -------

Costs and expenses
  Cost of sales                                                                   535.5     531.1
  General and administrative expenses                                              23.9      21.4
  Selling and product development expenses                                          7.4       6.2
  Net gain on dispositions of businesses                                           (3.8)       --
  Interest expense                                                                  9.6      10.4
                                                                                 -------   -------
                                                                                  572.6     569.1
                                                                                 -------   -------

Income before taxes on income, minority interests and equity in
  earnings of affiliates                                                           33.0      18.0

Provision for taxes on income                                                     (12.2)     (6.5)

Minority interests                                                                 (1.4)     (1.3)

Equity in earnings of affiliates                                                    0.2       0.3
                                                                                 -------   -------

Net income                                                                         19.6      10.5

Preferred dividends, net of tax benefit                                            (0.8)     (0.8)
                                                                                 -------   -------
Earnings attributable to common shareholders                                     $ 18.8    $  9.7
                                                                                 =======   =======

Earnings per share of common stock                                               $  0.63   $  0.33
                                                                                 =======   =======

Fully diluted earnings per share                                                 $  0.59   $  0.31
                                                                                 =======   =======

Cash dividends declared per common share                                         $  0.15   $  0.15
                                                                                 =======   =======

See accompanying notes to unaudited condensed consolidated financial statements.


                       Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                             (Millions of dollars)


                                                         April 2,   December 31,
                                                           1995        1994
                                                         ---------   ---------
ASSETS
Current assets
  Cash and temporary investments                         $    8.1    $   10.4
  Accounts receivable, net                                  236.2       204.5
  Inventories
    Raw materials and supplies                              108.4       132.3
    Work in process and finished goods                      389.3       281.7
  Deferred income tax benefits and prepaid expenses          61.2        69.2
                                                         ---------   ---------
    Total current assets                                    803.2       698.1
                                                         ---------   ---------

Property, plant and equipment, at cost                    1,508.2     1,486.0
Accumulated depreciation                                   (718.5)     (706.1)
                                                         ---------   ---------
                                                            789.7       779.9
                                                         ---------   ---------

Goodwill and other intangibles, net                          93.2        93.8
                                                         ---------   ---------

Other assets                                                200.3       188.0
                                                         ---------   ---------

                                                         $1,886.4    $1,759.8
                                                         =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt  $  196.1    $  116.7
  Accounts payable                                          240.6       209.2
  Salaries, wages and accrued employee benefits              94.8       110.5
  Other current liabilities                                  79.4        63.3
                                                         ---------   ---------
    Total current liabilities                               610.9       499.7
                                                         ---------   ---------

Noncurrent liabilities
  Long-term debt                                            371.9       377.0
  Deferred income taxes                                      54.2        56.6
  Employee benefit obligations, restructuring and other     193.4       193.7
                                                         ---------   ---------
    Total noncurrent liabilities                            619.5       627.3
                                                         ---------   ---------

Contingencies
Minority interests                                           28.0        16.1
                                                         ---------   ---------
Shareholders' equity
  Series B ESOP Convertible Preferred Stock                  66.4        67.2
  Unearned compensation - ESOP                              (55.4)      (55.3)
                                                         ---------   ---------
    Preferred shareholder's equity                           11.0        11.9
                                                         ---------   ---------

  Common stock (issued 31,426,105 shares - 1995;
     31,034,338 shares - 1994)                              272.0       261.3
  Retained earnings                                         390.4       378.6
  Treasury stock, at cost (1,480,178 shares - 1995;
    1,166,878 shares - 1994)                                (45.4)      (35.1)
                                                         ---------   ---------
    Common shareholders' equity                             617.0       604.8
                                                         ---------   ---------

                                                         $1,886.4    $1,759.8
                                                         =========   =========

See accompanying notes to unaudited condensed consolidated financial statements.


                       Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                                                Three months ended
                                                                                ------------------
                                                                                April 2,  April 3,
                                                                                  1995     1994
                                                                                -------   -------

Cash flows from operating activities
  Net income                                                                    $ 19.6    $ 10.5
  Reconciliation of net income to net cash used in operating activities:
    Net provision (payment) for restructuring and other charges                    3.4      (2.4)
    Depreciation and amortization                                                 32.0      30.5
    Other, net                                                                   (16.4)      5.2
    Changes in working capital components                                        (86.2)    (78.7)
                                                                                -------   -------
       Net cash used in operating activities                                     (47.6)    (34.9)
                                                                                -------   -------

Cash flows from financing activities
  Net change in long-term debt                                                    (2.4)     (7.0)
  Net change in short-term debt                                                   70.6      66.6
  Common dividends                                                                (4.5)     (4.4)
  Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                            10.3       5.0
  Acquisitions of treasury stock                                                 (10.3)     (1.4)
  Other, net                                                                      (0.3)     (0.2)
                                                                                -------   -------
       Net cash provided by financing activities                                  63.4      58.6
                                                                                -------   -------

Cash flows from investing activities
  Additions to property, plant and equipment                                     (34.6)    (23.9)
  Net proceeds from dispositions of businesses                                    14.5        --
  Other, net                                                                       2.0       1.6
                                                                                -------   -------
       Net cash used in investing activities                                     (18.1)    (22.3)
                                                                                -------   -------

Net (decrease) increase in cash                                                   (2.3)      1.4
Cash and temporary investments:
   Beginning of period                                                            10.4       8.2
                                                                                -------   -------
   End of period                                                                $  8.1    $  9.6
                                                                                =======   =======

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
April 2, 1995

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

2.  Reclassifications.

Certain prior year amounts have been reclassified in order to conform with the 1995 presentation.

3.  Ball Packaging Products Canada, Inc. (Ball Canada).

Prior to the acquisition on April 19, 1991, of the lenders' position in the term debt and 100 percent ownership of Ball Canada, the company had owned indirectly 50 percent of Ball Canada through a joint venture holding company owned equally with Onex Corporation (Onex). The 1988 Joint Venture Agreement had included a provision under which Onex, beginning in late 1993, could "put" to the company all of its equity in the holding company at a price based upon the holding company's fair value. Onex has since claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $22.0 million. On December 9, 1993, Onex served notice on the company that Onex was exercising its alleged right under the Joint Venture Agreement to require the company to purchase all of the holding company shares owned or controlled by Onex, directly or indirectly, for an amount including approximately $30.0 million in respect of the Class A-2 Preference Shares owned by Onex in the holding company.

The company's position is that it has no obligation to purchase any shares from Onex or to pay Onex any amount for such shares, since, among other things, the Joint Venture Agreement, which included the "put" option, is terminated. Onex is now pursuing its claim in arbitration before the International Chamber of Commerce. A hearing has been set to begin on May 30, 1995. The parties are currently engaged in discovery. The company believes that it has meritorious defenses against Onex's claims, although, because of the uncertainties inherent in the arbitration process, it is unable to predict the outcome of this arbitration.

4.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock (ESOP Preferred) were 1,808,371 shares at April 2, 1995, and 1,827,973 shares at December 31, 1994.

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

6.  Net Gain on Dispositions of Businesses.

The company sold its Efratom time and frequency measurement division to Datum Inc. on March 17, 1995, for cash of $15.0 million and 1,277,778 shares of Datum common stock with a value of $14.0 million. In conjunction with the sale of Efratom, the company recorded an after-tax gain of $7.7 million. This gain was partially offset by a $4.9 million after-tax charge recorded in the first quarter of 1995 related to the wind down of the visual image generation systems business. The April 2, 1995, Statement of Cash Flows excludes the noncash transaction for the disposition of the Efratom division to Datum Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales of $605.6 million for the first quarter of 1995 increased
3.2 percent compared to the first quarter of 1994. The increase in net sales was due principally to increased sales in the domestic metal beverage container business and the aerospace and communications business. In addition, sales from FTB Packaging Ltd., the company's Chinese metal packaging business, were consolidated for the first time in 1995. Consolidated operating earnings for the first quarter of 1995 increased to $38.8 million from $28.4 million in the first quarter of 1994. This increase was primarily due to improved domestic beverage container, aerospace and communications and Canadian metal packaging results.

Consolidated interest expense for the first quarter of 1995 was $9.6 million compared to $10.4 million for the first quarter of 1994. The decrease was attributable to a reduction in the average level of borrowings partially offset by the impact of higher rates on interest-sensitive borrowings.

Net income increased from $10.5 million for the first quarter of 1994 to $19.6 million for the same period in 1995, while earnings per share increased from 33 cents per share in 1994 to 63 cents per share in 1995. The improved results are primarily due to the aforementioned factors and include an after-tax gain of $7.7 million resulting from the sale of the company's Efratom division net of a $4.9 million after-tax charge related to the wind down of the visual image generation systems (VIGS) business. In conjunction with the sale of the Efratom division, the company received cash of $15.0 million as well as 1,277,778 shares of Datum Inc. common stock valued at $14.0 million. Excluding the effect of the gain and VIGS charge, earnings per share for 1995 would have been 54 cents, or 64 percent higher than 1994.


Business Segments

Packaging segment net sales represented 86.8 percent of first quarter 1995 consolidated net sales and increased to $525.5 million compared to $523.4 million in the first quarter of 1994. The increase is due primarily to improved metal beverage container sales and revenues from FTB Packaging Ltd., the company's Chinese metal packaging business which moved from start-up to profitable operations in late 1994. Operating earnings improved for the first quarter of 1995 as a result of improved domestic beverage container results and improved results in the commercial glass container business.

Within the packaging  segment,  sales in the metal container  business increased
0.7 percent for the three-month period due to higher beverage can selling prices and international sales from FTB Packaging Ltd. which were consolidated for the first time in 1995. Sales in the domestic metal beverage container business increased in 1995 despite lower unit volumes due to increased selling prices. Operating earnings improved in the metal beverage container business reflecting strong productivity improvement, continued cost reductions, higher prices for the sale of aluminum process scrap and increased sales partially offset by the increased cost of aluminum can sheet. Sales in the Canadian metal beverage container business decreased reflecting lower unit volumes while earnings improved compared to 1994. Earnings in the metal food container business declined for the quarter reflecting lower sales as a result of decreased unit volumes, lower customer demand and negative pricing pressures. The company has entered into a new joint venture accord in the Philippines with San Miguel Corporation and Yamamura Glass Ltd. to build a beverage can and end plant which should commence operations in 1996. Ball will have a six percent interest in the new company.

Revenues for the glass business were essentially flat for the first quarter of 1995 compared to the same period in 1994 due to reduced sales to two customers in 1995 and a decline in units shipped offset by a favorable product sales mix in 1995. Operating earnings increased for the quarter due to higher plant utilization and a favorable product sales mix. A price increase was announced effective March 1, 1995 to offset cost increases for corrugated and solid fiber paper. A price increase for wine products is to occur June 1, 1995. During the first quarter of 1994, the company completed six furnace rebuilds which temporarily idled a portion of the production capacity. The company completed the rebuild of two glass furnaces during the first quarter of 1995.

The company recently announced its plan to open a plastics plant in southern California to produce PET (polyethylene terephthalate) plastic containers. The plastics division's headquarters are in Atlanta, Georgia where a research and development center is currently under construction.

Sales in the aerospace and communications segment increased 25.7 percent in 1995 compared to 1994. During the first quarter of 1995, the company recorded an additional $8.0 million pretax charge for estimated costs of winding down the VIGS business. Excluding this $8.0 million charge, operating results improved considerably in 1995. This improvement was primarily due to new contracts awarded in 1994 and cost benefits associated with the company's restructuring plan. As a result of new contract awards, the work force has been increasing. In April 1995, the company completed the sale of its Efratom time and frequency measurement division to Datum Inc. Earthwatch, Inc., the company's new subsidiary formed in late 1994, merged with WorldView Imaging Corporation during the first quarter of 1995 to serve the market for satellite-based remote sensing of the earth. Backlog at the quarter end was approximately $293.0 million compared to $322.0 million at December 31, 1994, and $274.0 million at the end of the first quarter of 1994.

RESTRUCTURING AND OTHER RESERVES

In 1993, the company recorded aggregate restructuring and other reserves of $108.7 million pretax in the third and fourth quarters. The amounts provided included $52.5 million pretax for asset write-offs and write-downs to net realizable values and $35.9 million for employee costs and termination benefits and pension curtailment losses. Charges to the reserves were $19.6 million in 1993 and $30.3 million in 1994. For the three months ended April 2, 1995, charges to the reserves were $5.6 million. These charges included costs associated with plant closings of $3.7 million. Also included in the current year charges are costs related to the disposal of the visual imaging product line of $1.8 million. In 1994 and 1995, additional reserves of $4.0 million and $8.0 million, respectively, were recorded related to the VIGS unit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations increased from $34.9 million in 1994 to $47.6 million in 1995 reflecting increased working capital partially offset by higher net income adjusted for noncash transactions, including the gain on the sale of the Efratom division and the additional charge for VIGS. The current ratio was 1.3 at April 2, 1995, compared to 1.4 at December 31, 1994.

Total debt increased by $74.3 million to $568.0 million at April 2, 1995, from $493.7 million at December 31, 1994, resulting in an increase in the debt-to-total capitalization ratio to 46.4 percent at April 2, 1995, from 43.8 percent as of December 31, 1994. The increase is primarily reflected in short-term borrowings. In September 1993, the company entered into an agreement to sell, on a revolving basis without recourse, an undivided percentage ownership interest in a designated pool of up to $75.0 million of packaging trade accounts receivable. A net amount of $66.5 million of trade receivables have been sold as of April 2, 1995. Included in general and administrative costs in 1995 and 1994 is $1.2 million and $0.6 million, respectively, in fees related to this agreement. As of April 2, 1995, the company had committed revolving credit facilities of $300.0 million with various banks consisting of a $150.0 million, three-year facility and 364-day facilities which amounted to $150.0 million. Uncommitted credit facilities from various banks of approximately $425.0 million, of which $96.0 million was outstanding, and a Canadian dollar commercial paper facility of approximately $85.0 million, of which $30.7 million was outstanding, also were available.

The company anticipates total 1995 capital spending of approximately $270.0 million including significant amounts for emerging businesses such as domestic plastics (PET) and metal packaging in China. Spending in existing businesses is concentrated within the packaging segment in part to complete the conversion of metal beverage equipment to new industry specifications.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending April 2, 1995.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending April 2, 1995.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending April 2, 1995.


Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending April 2, 1995.


Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending April 2, 1995.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

            11.1           Statement Re: Computation of Earnings per Share

            27.1           Financial Data Schedule

(b)      Reports on Form 8-K

         A Current Report on Form 8-K, dated April 26, 1995, announcing the election of George A. Sissel as president and chief executive officer of Ball Corporation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:        /s/  R. David Hoover
         -------------------------
         R. David Hoover
         Senior Vice President and
           Chief Financial Officer

Date:          May 15, 1995
         -------------------------

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                                 April 2, 1995


                                 EXHIBIT INDEX
                  Description                                       Exhibit
                  -----------                                       -------

Statement Re: Computation of Earnings per Share                     EX-11.1

Financial Data Schedule                                             EX-27.1