Form 10-Q
period 1995-07-02
BALL CORP
filed 1995-08-15
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 2, 1995


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

            Class                               Outstanding at June 30, 1995
         ____________                          _______________________________
         Common Stock,
           without par value                         30,070,020 shares

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                       For the period ended July 2, 1995



                                     INDEX



                                                                     Page Number
                                                                     -----------

PART I.        FINANCIAL INFORMATION:

Item 1.        Financial Statements

               Unaudited Condensed Consolidated Statement of Income
                 for the three and six month periods ended July 2,
                 1995 and July 3, 1994                                    3

               Unaudited Condensed Consolidated Balance Sheet at
                 July 2, 1995 and December 31, 1994                       4

               Unaudited Condensed Consolidated Statement of Cash
                 Flows for the six month periods ended July 2, 1995
                 and July 3, 1994                                         5

               Notes to Unaudited Condensed Consolidated Financial
                 Statements                                             6 - 7

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8 - 10

PART II.       OTHER INFORMATION                                       11 - 12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                      Three months ended       Six months ended
                                                     --------------------    --------------------
                                                      July 2,     July 3,     July 2,     July 3,
                                                       1995        1994        1995        1994
                                                     --------    --------    --------    --------

Net sales                                            $  755.2    $  676.5    $1,360.8    $1,263.6
                                                     --------    --------    --------    --------

Costs and expenses
  Cost of sales                                         679.4       605.1     1,220.3     1,136.3
  General and administrative expenses                    22.8        20.6        46.7        41.8
  Selling and product development expenses                5.9         7.7        13.3        13.9
  Restructuring and other                                 --          3.2        --           3.3
  Net gain on dispositions of businesses                  --         --          (3.8)       --
  Interest expense                                       10.7        10.7        20.3        21.1
                                                     --------    --------    --------    --------
                                                        718.8       647.3     1,296.8     1,216.4
                                                     --------    --------    --------    --------

Income before taxes on income, minority
   interests and equity in earnings (losses) of
   affiliates                                            36.4        29.2        64.0        47.2

Provision for taxes on income                           (14.0)      (11.0)      (24.1)      (17.5)

Minority interests                                       (1.2)       (0.8)       (2.6)       (2.1)

Equity in earnings (losses) of affiliates                 0.7        (0.2)        0.9         0.1
                                                     --------    --------    --------    --------


Net income                                               21.9        17.2        38.2        27.7

Preferred dividends, net of tax benefit                  (0.8)       (0.8)       (1.6)       (1.6)
                                                     --------    --------    --------    --------

Earnings attributable to common shareholders         $   21.1    $   16.4    $   36.6    $   26.1
                                                     ========    ========    ========    ========

Earnings per share of common stock                  $   0.70    $   0.55    $   1.22    $   0.88
                                                     ========    ========    ========    ========

Fully diluted earnings per share                     $   0.66    $   0.52    $   1.14    $   0.83
                                                     ========    ========    ========    ========

Cash dividends declared per common share             $   0.15    $   0.15    $   0.30    $   0.30
                                                     ========    ========    ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.



                       Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                             (Millions of dollars)


                                                         July 2,   December 31,
                                                          1995         1994
                                                         --------  ------------

ASSETS
Current assets
  Cash and temporary investments                         $   10.2    $   10.4
  Accounts receivable, net                                  311.3       204.5
  Inventories, net
    Raw materials and supplies                              103.5       132.3
    Work in process and finished goods                      389.8       281.7
  Deferred income tax benefits and prepaid expenses          57.5        69.2
                                                         --------  ------------
    Total current assets                                    872.3       698.1
                                                         --------  ------------

Property, plant and equipment, at cost                    1,553.1     1,486.0
Accumulated depreciation                                   (745.3)     (706.1)
                                                         --------  ------------
                                                            807.8       779.9
                                                         --------  ------------

Goodwill and other intangibles, net                          93.9        93.8
                                                         --------  ------------

Other assets                                                204.2       188.0
                                                         --------  ------------

                                                         $1,978.2    $1,759.8
                                                         ========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt  $  166.5    $  116.7
  Accounts payable                                          237.5       209.2
  Salaries, wages and accrued employee benefits              98.9       110.5
  Other current liabilities                                  72.7        63.3
                                                         --------  ------------
    Total current liabilities                               575.6       499.7
                                                         --------  ------------

Noncurrent liabilities
  Long-term debt                                            488.9       377.0
  Deferred income taxes                                      51.2        56.6
  Employee benefit obligations, restructuring and other     192.1       193.7
                                                         --------  ------------
    Total noncurrent liabilities                            732.2       627.3
                                                         --------  ------------

Contingencies
Minority interests                                           23.2        16.1
                                                         --------  ------------

Shareholders' equity
  Series B ESOP Convertible Preferred Stock                  66.4        67.2
  Unearned compensation - ESOP                              (53.1)      (55.3)
                                                         --------  ------------
    Preferred shareholder's equity                           13.3        11.9
                                                         --------  ------------

  Common stock (issued  31,630,415 shares - 1995;
     31,034,338 shares - 1994)                              278.1       261.3
  Retained earnings                                         405.1       378.6
  Treasury stock, at cost (1,594,793 shares - 1995;
     1,166,878 shares - 1994)                               (49.3)      (35.1)
                                                         --------  ------------
    Common shareholders' equity                             633.9       604.8
                                                         --------  ------------

                                                         $1,978.2    $1,759.8
                                                         ========  ============

See accompanying notes to unaudited condensed consolidated financial statements.




                       Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                                                     Six months ended
                                                                                    ------------------
                                                                                    July 2,    July 3,
                                                                                     1995       1994
                                                                                    -------    -------


Cash flows from operating activities
  Net income                                                                        $  38.2    $  27.7
  Reconciliation of net income to net cash provided by (used in)
     operating activities:
    Net provision (payment) for restructuring and other charges                         2.0       (3.6)
    Depreciation and amortization                                                      64.0       62.1
    Other, net                                                                        (18.1)       9.9
     Changes in working capital components                                           (155.7)     (59.8)
                                                                                    -------    -------
       Net cash provided by (used in) operating activities                            (69.6)      36.3
                                                                                    -------    -------

Cash flows from financing activities
  Net change in long-term debt                                                        117.3       (2.9)
  Net change in short-term debt                                                        42.5       11.0
  Common and preferred dividends                                                      (11.5)     (11.5)
  Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                                 16.5        9.6
  Acquisitions of treasury stock                                                      (14.2)      (3.9)
  Other, net                                                                           (0.5)      (0.8)
                                                                                    -------    -------
       Net cash provided by financing activities                                      150.1        1.5
                                                                                    -------    -------

Cash flows from investing activities
  Additions to property, plant and equipment                                          (81.1)     (45.1)
  Net proceeds from dispositions of businesses                                         14.5       --
  Investments in affiliates                                                           (15.7)       3.5
  Other, net                                                                            1.6        4.5
                                                                                    -------    -------
       Net cash used in investing activities                                          (80.7)     (37.1)
                                                                                    -------    -------

Net increase (decrease) in cash                                                        (0.2)       0.7
Cash and temporary investments:
   Beginning of period                                                                 10.4        8.2
                                                                                    -------    -------
   End of period                                                                    $  10.2    $   8.9
                                                                                    =======    =======


See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
July 2, 1995

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

2.  Reclassifications.

Certain prior year amounts have been reclassified in order to conform with the 1995 presentation. The first quarter 1995 income statement has been restated to reflect the adoption of LIFO retroactively to January 1, 1995.

3.  Change in Accounting Principle.

During the second  quarter of 1995, the company  adopted the last-in,  first-out
(LIFO) method of accounting for the aluminum component of its domestic beverage container inventories. Prior to the adoption of LIFO, these inventories were valued on a first-in, first-out (FIFO) basis. This change in accounting principle was applied retroactively to the beginning of 1995. Significant cost increases in aluminum are anticipated and therefore, management believes the LIFO method results in a better matching of current costs with current revenue. The effect of this change was to reduce net income by $3.3 million in each of the first and second quarters of 1995 (11 cents per share) or $6.6 million year-to-date (22 cents per share). The cumulative effect of this accounting change and the pro forma effects on prior years' earnings are not determinable.

4.  Net Gain on Dispositions of Businesses.

The company sold its Efratom time and frequency measurement division to Datum Inc. on March 17, 1995, for cash of $15.0 million and 1,277,778 shares of Datum common stock with a value of $14.0 million at the date of the sale. In conjunction with the sale of Efratom, the company recorded an after-tax gain of $7.7 million. This gain was partially offset by a $4.9 million after-tax charge recorded in the first quarter of 1995 related to the wind down of the visual image generation systems business. The Statement of Cash Flows excludes the noncash transaction for the disposition of the Efratom division to Datum Inc.

5.  Ball Packaging Products Canada, Inc. (Ball Canada).

Prior to the acquisition on April 19, 1991, of the lenders' position in the term debt and 100 percent ownership of Ball Canada, the company had owned indirectly 50 percent of Ball Canada through a joint venture holding company owned equally with Onex Corporation (Onex). The 1988 Joint Venture Agreement had included a provision under which Onex, beginning in late 1993, could "put" to the company all of its equity in the holding company at a price based upon the holding company's fair value. Onex claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $22.0 million. On December 9, 1993, Onex served notice on the company that Onex was exercising its alleged right under the Joint Venture Agreement to require the company to purchase all of the holding company shares owned or controlled by Onex, directly or indirectly, for an amount including approximately $30.0 million in respect of the Class A-2 Preference Shares owned by Onex in the holding company. The company denied that it had any obligation to pay Onex for such shares. Onex pursued its claim in arbitration before the International Chamber of Commerce. A hearing was held on May 30, 1995. On August 1, 1995, the arbitral tribunal rejected Onex's claim and found in favor of the company. Based upon the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the financial condition of the company.

6.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock (ESOP Preferred) were 1,808,371 shares at July 2, 1995, and 1,827,973 shares at December 31, 1994.

7.  Contingencies.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales of $755.2 million for the second quarter of 1995 increased 11.6 percent compared to the second quarter of 1994. For the six month period ended July 2, 1995, net sales increased 7.7 percent to $1.4 billion. The increases in net sales primarily reflect higher sales in the metal beverage container business, the aerospace and communications segment and the glass business. In addition, sales from FTB Packaging Ltd., the company's Chinese metal packaging business, were consolidated for the first time in 1995. Consolidated operating earnings for the second quarter of 1995 increased 9.3 percent to $47.1 million from $43.1 million in the second quarter of 1994 and include a pretax charge of $5.4 million for the adoption of the last-in, first-out (LIFO) method of accounting for certain inventories. For the year-to-date period, consolidated operating earnings increased 12.4 percent to $80.5 million from the comparable period in 1994 and include a $10.8 million pretax charge for LIFO adoption. The quarter-to-date and year-to-date increases in operating earnings were due to improved Canadian metal container and aerospace and communications results, as well as improved results for the commercial glass business. FTB Packaging Ltd. also reported positive earnings in 1995.

Consolidated interest expense for the second quarter and six month periods of 1995 was $10.7 million and $20.3 million, respectively, compared to $10.7 million and $21.1 million for the second quarter and six month periods of 1994. The year-to-date decrease was attributable to a reduction in the average level of borrowings partially offset by the impact of higher rates on interest-sensitive borrowings.

Net income increased 27.3 percent and 37.9 percent for the second quarter and year-to-date periods, respectively, while earnings per share increased to 70 cents per share for the second quarter from 55 cents in 1994. The improved results are primarily due to the aforementioned factors and include an after-tax gain of $7.7 million resulting from the sale of the company's Efratom division during the first quarter of 1995 net of a $4.9 million after-tax charge related to the wind down of the visual image generation systems (VIGS) business. In conjunction with the sale of the Efratom division, the company received cash of $15.0 million as well as 1,277,778 shares of Datum Inc. common stock valued at $14.0 million at the date of the sale. The second quarter and year-to-date 1994 results include a one-time, pretax charge of $3.2 million ($1.9 million after tax or seven cents per share) for costs associated with the early retirement of two former officers.

Business Segments

The packaging segment reported sales increases of 9.8 percent and 5.5 percent for the second quarter and year-to-date periods of 1995, respectively, relative to the year earlier due primarily to increased sales in the metal beverage container business as well as the glass business. In addition, revenues from FTB Packaging Ltd., the company's Chinese metal packaging business, were consolidated for the first time in 1995. Operating earnings improved for the second quarter and six month periods of 1995 as a result of improved results in the commercial glass container business and Canadian metal packaging business. FTB reported positive earnings for the second quarter and year-to-date periods in 1995. Sales and operating earnings of the metal food container business were less than the 1994 second quarter and year-to-date amounts.

Within the packaging  segment,  sales in the metal container  business  improved
13.5 percent for the second quarter and 7.8 percent for the six month period. Domestic metal beverage container sales increased despite lower unit volumes due to higher beverage can selling prices and sales from FTB Packaging Ltd. which were consolidated for the first time in 1995. As a result of the adoption of LIFO in the second quarter of 1995, domestic metal beverage container operating earnings declined for the three month period compared to 1994 when inventories were valued under the FIFO method. Earnings for the six month period were unchanged compared to the same period in 1994. Excluding the impact of the LIFO adoption, earnings improved in the domestic metal beverage container business for the quarter and year-to-date periods reflecting increased sales and productivity improvements. Metal food container sales decreased for the second quarter of 1995 and the first six months of 1995 as a result of lower shipments due to poor vegetable harvests. In May 1995, the company announced plans to build two beverage can plants in China during 1996 through FTB Packaging Ltd. In addition, the company announced in June 1995 its plans to form a joint venture company with BBM Participacoes S.A. to manufacture aluminum beverage containers in Brazil. Ball will have a 50 percent interest in this new company.

The glass business reported increased sales of 2.0 percent for the second quarter and 1.0 percent for the year-to-date period due to a price increase effective March 1, 1995, to largely offset cost increases for corrugated and solid fiber paper and a price increase for wine products effective June 1, 1995, partially offset by lower unit volumes. Operating earnings increased for the quarter and year-to-date periods due to improved sales, the effects of which more than offset the increases in freight and warehousing costs and increased costs for corrugated and solid fiber paper. The glass business also benefited from the reconfiguration of its plants during 1994 which included the shutdown of its glass manufacturing plants in Okmulgee, Oklahoma, and Asheville, North Carolina, and the capacity increase of three other glass plants. The company completed the rebuild of two glass furnaces during the first quarter of 1995 while six furnace rebuilds were completed during the first quarter of 1994. On June 26, 1995, the company announced its agreement with Compagnie de Saint-Gobain to form a new jointly-owned company in the U.S. which will acquire the glass manufacturing operations of both Ball Glass Container Corporation and the Foster-Forbes glass operations of American National Can, a unit of Pechiney, S.A. The new company will be named Ball-Foster Glass Container Co. and will be headquartered in Muncie, Indiana. This transaction is expected to occur prior to December 31, 1995.

The company has announced its plans to open a plant in southern California to produce PET (polyethylene terephthalate) plastic containers. This plant should be in operation near the end of 1995. The company will begin supplying PET bottles to Pepsi-Cola Company in 1996 as part of a long-term agreement. In addition, the company plans to begin construction on a second plastic container plant in early 1996 in New York state. The plastics division's headquarters are in Atlanta, Georgia, where a research and development center is currently under construction.

Sales of the aerospace and communications segment increased 29.1 percent for the second quarter and 27.3 percent year-to-date in 1995 compared to 1994 resulting in increased operating results despite an $8.0 million pretax charge recorded in the first quarter of 1995 for estimated costs of winding down the VIGS business and the sale of the Efratom division during the first quarter of 1995. This improvement was primarily due to new contracts awarded in 1994 and cost benefits associated with the company's restructuring plan. In April 1995, the company completed the sale of its Efratom time and frequency measurement division to Datum Inc. During the second quarter of 1995, the company invested an additional $7.5 million in Earthwatch, Inc., its new subsidiary formed in late 1994. Earthwatch and WorldView Imaging Corporation merged during the first quarter of 1995 to serve the market for satellite-based remote sensing of the earth. Backlog for the aerospace and communications segment at the quarter end was approximately $477 million compared to $322 million at December 31, 1994, and $266.0 million at the end of the second quarter of 1994. Increased backlog reflects a new contract awarded in 1995. The aerospace and communications segment, formally Ball Aerospace and Communications Group, was renamed to Ball Aerospace & Technologies Corp. in July and will operate as a subsidiary.

RESTRUCTURING AND OTHER RESERVES

In 1993 the company recorded aggregate restructuring and other reserves of $108.7 million pretax. The amounts provided included $52.5 million pretax for asset write-offs and write-downs to net realizable values and $35.9 million for employee costs and termination benefits and pension curtailment losses. Charges to the reserve were $19.6 million in 1993 and $30.3 million in 1994. For the three months and six months ended July 2, 1995, charges to the reserves were $2.2 million and $7.8 million, respectively. Included in the current year charges are costs related to the disposal of the visual imaging product line of $3.0 million and costs associated with plant closings of $4.7 million. Additional reserves related to the VIGS unit of $4.0 million and $8.0 million were recorded in 1994 and the first quarter of 1995, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations was $69.6 million for the first six months of 1995 compared to cash provided from operations of $36.3 million for the same period in 1994. The change in cash from operations is primarily due to increased working capital reflecting higher receivables and inventory levels in 1995. The current ratio was 1.5 at July 2, 1995 compared to 1.4 at December 31, 1994.

Total debt increased by $161.7 million to $655.4 million at July 2, 1995, from $493.7 million at December 31, 1994, resulting in an increase in the debt-to-total capitalization ratio to 49.4 percent at July 2, 1995, from 43.8 percent as of December 31, 1994. Increased debt was used to finance higher capital expenditures and increased working capital requirements.

As of July 2, 1995, the company had committed revolving credit facilities of $300.0 million with various banks consisting of a $150.0 million, three-year facility and 364-day facilities which amounted to $150.0 million. On July 19, 1995, the three-year facility was amended to a new five-year agreement at more favorable rates. Uncommitted credit facilities from various banks of approximately $446.0 million, of which $218.0 million was outstanding, and a Canadian dollar commercial paper facility of approximately $85.0 million, of which $27.0 million was outstanding, also were available.

The company anticipates total 1995 capital spending of approximately $235.0 million including significant amounts for emerging businesses such as domestic plastics (PET) and metal packaging in China. Spending in existing businesses is concentrated within the packaging segment in part to complete the conversion of metal beverage equipment to new industry specifications.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending July 2, 1995.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending July 2, 1995.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending July 2, 1995.


Item 4.  Submission of matters to a vote of security holders

The Company held the Annual Meeting of Shareholders on April 26, 1995. Matters voted upon by proxy were: the election of three directors for three-year terms expiring in 1998; and, the ratification of the appointment of Price Waterhouse as independent accountants in 1995. The results of the vote are as follows:

                                                      Voted For     Voted Against      Withheld/Abstained
                                                      ----------    -------------      ------------------

Election of directors for terms expiring in 1998:
   Frank A. Bracken                                   29,954,723         --                 157,389

   John F. Lehman                                     29,602,565         --                 509,547

   George A. Sissel                                   29,589,790         --                 522,322

Appointment of Price Waterhouse as
   independent accountants in 1995                    29,961,782       89,576                60,754


Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending July 2, 1995.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

           11.1          Statement Re: Computation of Earnings per Share

           18.1          Letter Re: Change in Accounting Principles

           27.1          Financial Data Schedule for the Six Months Ending
                           July 2, 1995

           27.2          Financial Data Schedule Restated for the Three Months
                           Ending April 2, 1995

(b)      Reports on Form 8-K


         A Current Report on Form 8-K, dated June 26, 1995, filed July 6, 1995, announcing an agreement between Ball Corporation and Compagnie de Saint-Gobain to form a new jointly-owned company in the U.S. which will acquire the glass manufacturing operations of both Ball Glass Container Co., a wholly owned subsidiary of Ball Corporation, and the Foster-Forbes glass operations of American National Can, a unit of Pechiney, S.A.

         A Current Report on Form 8-K, filed August 10, 1995, announcing the receipt of the decision received by the company on August 7, 1995, of an arbitration award from an arbitration tribunal of the International Chamber of Commerce. The arbitration decision was issued in favor of the company in a dispute between the company and Onex Corporation of Toronto. The ruling related to a 1988 joint venture agreement between the company and Onex. Onex had sought approximately $30.0 million from Ball with respect to shares Onex held in the former joint venture. The arbitral tribunal rejected Onex's claim.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:        /s/  R. David Hoover
         ----------------------------
         R. David Hoover
         Executive Vice President and
           Chief Financial Officer

Date:          August 15, 1995
         ----------------------------

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                                  July 2, 1995


                                 EXHIBIT INDEX

                             Description                                 Exhibit
                             -----------                                 -------



Statement Re: Computation of Earnings per Share                          EX-11.1

Letter Re:  Change in Accounting Principles                              EX-18.1

Financial Data Schedule for the Six Months Ending July 2, 1995           EX-27.1

Financial Data Schedule for the Three Months Ending April 2, 1995        EX-27.2