Form 10-Q/A
period 1995-07-02
BALL CORP
filed 1995-08-16
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to s uch filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at June 30, 1995
     _______________________                       ____________________________
     Common Stock,
       without par value                                 30,070,020 shares

                                PORTIONS AMENDED

Exhibit 18.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995 is amended as set forth in the following pages.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:  s/ R. David Hoover
     ____________________________
     R. David Hoover
     Executive Vice President and
       Chief Financial Officer

Date:      August 15, 1995
     ____________________________

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                                  July 2, 1995


                                 EXHIBIT INDEX



                Description                                  Exhibit
                -----------                                  -------


Letter Re:  Change in Accounting Principles                  EX-18.1