Form 10-Q
period 1995-10-01
BALL CORP
filed 1995-11-15
CIK 9389

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   (Mark one)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 1995
                                                ---------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ____  to ____



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

               Class                          Outstanding at September 30, 1995
         __________________                   _________________________________
         Common Stock,
           without par value                            30,216,393 shares

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                      For the period ended October 1, 1995



                                     INDEX



                                                                   Page Number

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of Income
            for the three and nine month periods ended
            October 1, 1995 and October 2, 1994                         3

          Unaudited Condensed Consolidated Balance Sheet at
            October 1, 1995 and December 31, 1994                       4

          Unaudited Condensed Consolidated Statement of Cash
            Flows for the nine month periods ended October 1,
            1995 and October 2, 1994                                    5

          Notes to Unaudited Condensed Consolidated Financial
            Statements                                                6 - 8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9 - 12

PART II.  OTHER INFORMATION                                          13 - 14

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                        Three months ended      Nine months ended
                                                      ----------------------  ---------------------
                                                      October 1,  October 2,  October 1, October 2,
                                                         1995        1994        1995       1994
                                                      ----------  ---------   ---------- ----------

 Net sales                                            $  760.7    $  717.1    $2,121.5    $1,980.7
                                                      ---------   ---------   ---------   ---------

 Costs and expenses
    Cost of sales                                        690.9       636.2     1,911.2     1,772.5
   General and administrative expenses                    23.1        21.2        69.8        63.0
   Selling and product development expenses                5.4         7.1        18.7        21.0
   Restructuring and other                                  --         5.3          --         8.6
   Net loss on dispositions of businesses                113.3          --       109.5          --
   Interest expense                                       10.2        10.2        30.5        31.3
                                                      ---------   ---------   ---------   ---------
                                                         842.9       680.0     2,139.7     1,896.4
                                                      ---------   ---------   ---------   ---------

 (Loss) income before taxes on income, minority
    interests and equity in earnings of affiliates       (82.2)       37.1       (18.2)       84.3
 Provision for income tax benefit (expense)               24.2       (13.8)        0.1       (31.3)
 Minority interests                                       (1.6)       (1.1)       (4.2)       (3.2)
 Equity in earnings of affiliates                          2.3         1.1         3.2         1.2
                                                      ---------   ---------   ---------   ---------

 Net (loss) income                                       (57.3)       23.3       (19.1)       51.0
 Preferred dividends, net of tax benefit                  (0.7)       (0.8)       (2.3)       (2.4)
                                                      ---------   ---------   ---------   ---------

 Net (loss) earnings attributable to common
    shareholders                                      $  (58.0)   $   22.5    $  (21.4)   $   48.6
                                                      =========   =========   =========   =========

Net (loss) earnings per share of common stock         $  (1.93)   $   0.76    $  (0.71)   $   1.64
                                                      =========   =========   =========   =========

Fully diluted (loss) earnings per share               $  (1.93)   $   0.71    $  (0.71)   $   1.54
                                                      =========   =========   =========   =========

Cash dividends declared per common share              $   0.15    $   0.15    $   0.45    $   0.45
                                                      =========   =========   =========   =========


See accompanying notes to unaudited condensed consolidated financial statements.



                       Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                             (Millions of dollars)


                                                                 October 1,      December 31,
                                                                   1995             1994
                                                                 ----------      ------------
ASSETS
 Current assets
   Cash and temporary investments                                $   41.5         $   10.4
   Accounts receivable, net                                         245.5            204.5
   Inventories, net
     Raw materials and supplies                                      74.9            132.3
     Work in process and finished goods                             202.2            281.7
   Deferred income tax benefits and prepaid expenses                 64.3             69.2
                                                                 ---------        ---------
     Total current assets                                           628.4            698.1
                                                                 ---------        ---------

 Property, plant and equipment, at cost                           1,095.8          1,486.0
 Accumulated depreciation                                          (514.0)          (706.1)
                                                                 ---------        ---------
                                                                    581.8            779.9
                                                                 ---------        ---------

 Goodwill and other intangibles, net                                 63.3             93.8
 Investments in affiliates                                          252.0             30.8
 Net cash surrender value of company owned life insurance            14.4             94.7
 Other assets                                                        45.1             62.5
                                                                 ---------        ---------
                                                                 $1,585.0         $1,759.8
                                                                 =========        =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Short-term debt and current portion of long-term debt         $  118.8         $  116.7
   Accounts payable                                                 206.7            209.2
   Salaries, wages and accrued employee benefits                     75.5            110.5
   Other current liabilities                                         65.1             63.3
                                                                 ---------        ---------
     Total current liabilities                                      466.1            499.7
                                                                 ---------        ---------
 Noncurrent liabilities
   Long-term debt                                                   305.5            377.0
   Deferred income taxes                                             30.2             56.6
   Employee benefit obligations, restructuring and other            184.0            193.7
                                                                 ---------        ---------
     Total noncurrent liabilities                                   519.7            627.3

 Contingencies
 Minority interests                                                   5.7             16.1
                                                                 ---------        ---------
 Shareholders' equity
   Series B ESOP Convertible Preferred Stock                         65.6             67.2
   Unearned compensation - ESOP                                     (53.2)           (55.3)
                                                                 ---------        ---------
     Preferred shareholder's equity                                  12.4             11.9
                                                                 ---------        ---------
   Common stock (issued  31,939,228 shares - 1995;
      31,034,338 shares - 1994)                                     287.3            261.3
   Retained earnings                                                347.9            378.6
   Treasury stock, at cost (1,728,644 shares - 1995;
      1,166,878 shares - 1994)                                      (54.1)           (35.1)
                                                                 ---------        ---------
     Common shareholders' equity                                    581.1            604.8
                                                                 ---------        ---------

                                                                 $1,585.0         $1,759.8
                                                                 =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.



                       Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                                         Nine months ended
                                                                     -------------------------
                                                                     October 1,     October 2,
                                                                        1995           1994
                                                                     ----------     ----------


Cash flows from operating activities
   Net (loss) income                                                  $ (19.1)      $  51.0
   Reconciliation of net (loss) income to net cash provided by operating activities:
    Net loss on disposition of businesses (net of tax benefit)           74.9           --
    Net payment for restructuring and other charges                      (8.2)         (6.8)
    Depreciation and amortization                                        92.3          94.0
    Other, net                                                          (17.1)         11.1
    Changes in working capital components                               (65.7)          5.6
                                                                      --------      --------
       Net cash provided by operating activities                         57.1         154.9
                                                                      --------      --------

Cash flows from financing activities
  Net change in long-term debt                                          (54.9)       (118.0)
  Net change in short-term debt                                         (17.5)         33.9
  Common and preferred dividends                                        (16.0)        (16.4)
  Net proceeds from issuance of common stock under various
     employee and shareholder plans                                      25.7          14.6
  Acquisitions of treasury stock                                        (19.0)         (6.0)
  Other, net                                                             (3.2)         (0.8)
                                                                      --------      --------
       Net cash used in financing activities                            (84.9)        (92.7)
                                                                      --------      --------

Cash flows from investing activities
  Additions to property, plant and equipment                           (126.5)        (59.4)
  Net proceeds from dispositions of businesses                          332.0           --
  Investments in affiliates                                            (218.1)          --
  Net cash flows from company owned life insurance                       68.0          (1.7)
  Other, net                                                              3.5           0.3
                                                                      --------      --------
       Net cash provided by (used in) investing activities               58.9         (60.8)
                                                                      --------      --------

Net increase in cash                                                     31.1           1.4
Cash and temporary investments:
   Beginning of period                                                   10.4           8.2
                                                                      --------      --------
   End of period                                                      $  41.5       $   9.6
                                                                      ========      ========


See accompanying notes to unaudited condensedconsolidated financial statements.

Ball Corporation and Subsidiaries
October 1, 1995

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Millions of dollars unless otherwise noted)

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

3.  Change in Accounting Principle.

During the second  quarter of 1995, the company  adopted the last-in,  first-out
(LIFO) method of accounting for the aluminum component of its domestic beverage container inventories. Prior to the adoption of LIFO, these inventories were valued on a first-in, first-out (FIFO) basis. This change in accounting principle was applied retroactively to January 1, 1995. Significant cost increases in aluminum are anticipated and therefore, management believes the LIFO method results in a better matching of current costs with current revenue. The effect of this change was to reduce net income by $3.3 million in each of the first and second quarters of 1995 (11 cents per share) and $1.7 million in the third quarter (6 cents per share) or $8.3 million year-to-date (27 cents per share). The cumulative effect of this accounting change and the pro forma effects on prior years' earnings are not determinable.

4.  Net Loss on Dispositions of Business.

Ball Glass Container Corporation

On September 15, 1995, Ball Glass Container Corporation ("Ball Glass"), a wholly owned subsidiary of the company, sold substantially all of its assets (representing the company's glass food and beverage container manufacturing business) to Ball-Foster Glass Container Corporation ("Ball-Foster"), a newly formed Delaware limited liability company, for an aggregate purchase price of approximately $323 million in cash, subject to adjustment in certain circumstances.

In addition, Ball-Foster acquired substantially all of the assets of the Foster Forbes glass division of American National Can Company, a subsidiary of Pechiney, S.A., for an aggregate purchase price of $680 million in cash, subject to adjustment in certain circumstances. The company indirectly owns 42 percent of the interests of Ball-Foster while 58 percent of the ownership interests of Ball-Foster are owned, indirectly, by Compagnie de Saint-Gobain, a French corporation ("Saint-Gobain"). Financing for the acquisitions of the assets of Ball Glass and Foster Forbes by Ball-Foster was provided through capital contributions of Ball Glass and Saint-Gobain of $180.6 million and $249.4 million, respectively, and through a $400 million term loan facility and a $245 million revolving credit facility provided to Ball-Foster by Saint-Gobain. The assets acquired by Ball-Foster had been used by Foster Forbes and Ball Glass in the business of manufacturing glass food and beverage containers and are expected to continue to be used in such business. Ball recorded a charge of $77.8 million after tax ($2.58 per share) in the third quarter of 1995 in connection with the sale of the assets of Ball Glass. The ultimate amount of the charge may vary depending on the resolution of certain post-closing adjustments and other matters relating to the transaction.

The company is accounting for its 42 percent interest in Ball-Foster under the equity method of accounting. The following table illustrates the effects of the above-mentioned transactions on a pro forma basis as though the transactions had occurred at January 1, 1994. The unaudited pro forma financial information presented below is provided for informational purposes only and does not purport to be indicative of the future results or what the results of operations would have been had the acquisition been effected on January 1, 1994.


                                                Nine months ended
                                   ---------------------------------------------
                                      October 1,                October 2,
(in millions, except per                1995                      1994
   share amounts)                  -----------------         -------------------

Net sales                              $1,575.7                  $1,406.5

Net income                             $   53.9                  $   49.1

Net earnings attributable
    to common shareholders             $   51.6                  $   46.8

Earnings per share of common stock     $   1.72                  $   1.58

Fully diluted earnings per share       $   1.61                  $   1.48


Historical consolidated results of the company were adjusted to develop the above pro forma information. Such pro forma adjustments included: deconsolidation of the results of the company's glass food and beverage container manufacturing business, adjustment of consolidated interest expense to reflect the reduction of indebtedness from the assumed application of $141.9 million of net cash proceeds from the sale of the business to Ball-Foster, adjustment of general and administrative expenses to expected recurring levels, recording of the company's 42 percent interest in pro forma earnings of Ball-Foster, and related tax effects of the foregoing adjustments. The $77.8 million nonrecurring net loss on disposition is not included in the above pro forma results.

Efratom

The company sold its Efratom time and frequency measurement business to Datum Inc. on March 17, 1995, for cash of $15.0 million and 1,277,778 shares of Datum common stock with a value of $14.0 million at the date of the sale. In conjunction with the sale of Efratom, the company recorded an after-tax gain of $7.7 million. This gain was partially offset by a $4.9 million after-tax charge recorded in the first quarter of 1995 related to the wind down of the visual image generation systems business.

5.  Ball Packaging Products Holding, Inc. (Ball Canada).

The company previously reported that Onex Corporation ("Onex") filed a claim against the company for the company's failure to purchase all of Onex's shares of Ball Canada, a joint venture holding company owned 50 percent by the company and 50 percent by Onex. Onex claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $30.0 million in respect of the shares owned by Onex in the holding company. The company denied it had any obligation to pay Onex for such shares. Onex pursued its claim in arbitration before the International Chamber of Commerce. A hearing was held on May 30, 1995. On August 1, 1995, the arbitral tribunal rejected Onex's claim and found in favor of the company. Based upon the information available to the company at the present time, the company believes that this matter is now concluded without any material adverse effect upon the financial condition of the company.

6.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock (ESOP Preferred) were 1,786,852 shares at October 1, 1995, and 1,827,973 shares at December 31, 1994.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales of $760.7 million for the third quarter of 1995 increased
6.1 percent compared to the third quarter of 1994. For the nine month period ended October 1, 1995, net sales increased 7.1 percent to $2.1 billion. The increases in net sales primarily reflect higher sales in the metal beverage container business and the aerospace and communications business. In addition, sales from FTB Packaging Ltd., the company's Chinese metal packaging business, of $15.8 million and $32.5 million for the third quarter and year to date respectively, were consolidated for the first time in 1995. Sales in the glass business declined for the three month and nine month periods due to the sale of the glass manufacturing operations to Ball-Foster on September 15, 1995 as described in detail below.

Consolidated operating earnings declined to $18.0 million for the nine months ended October 1, 1995, compared to $124.6 million for 1994 primarily as a result of the net loss on dispositions of $109.5 million. For the third quarter of 1995, the operating loss of $70.4 million was primarily a result of the $113.3 million pretax loss on the sale of the company's glass business. Before the loss on the glass business disposition, consolidated operating earnings for the third quarter of 1995 decreased 16.4 percent to $42.9 million from $51.3 million in the third quarter of 1994 and include a pretax charge of $2.7 million for the adoption of the last-in, first-out (LIFO) method of accounting for certain inventories. The third quarter decrease results primarily from lower operating earnings in the domestic metal container businesses.

Excluding the net loss on business dispositions, consolidated operating earnings for the year-to-date period increased 2.3 percent to $127.5 million from the comparable period in 1994 and include a $13.5 million 1995 pretax charge for LIFO adoption. The year-to-date increase in operating earnings, excluding the effects of business dispositions, was primarily due to improved Canadian and aerospace and communications results.

Consolidated interest expense for the third quarter and nine month periods of 1995 was $10.2 million and $30.5 million, respectively, compared to $10.2 million and $31.3 million for the third quarter and nine month periods of 1994. The year-to-date decrease was attributable to a reduction in the average level of borrowings partially offset by the impact of higher rates on interest-sensitive borrowings.

The net loss of $57.3 million ($1.93 per share) and $19.1 million ($0.71 per share) for the third quarter and year-to-date periods, respectively, reflects an after-tax loss of $77.8 million ($2.58 per share) on the sale of the glass business to Ball-Foster effective September 15, 1995. In conjunction with this sale, the company acquired a 42 percent interest in Ball-Foster, which also acquired the glass business of Foster Forbes. The year-to-date net loss also reflects an after-tax gain of $7.7 million resulting from the sale of the company's Efratom business during the first quarter of 1995, net of a $4.9 million after-tax charge related to the wind down of the visual image generation systems (VIGS) business. The quarter and year-to-date 1994 results include pretax charges of $5.3 million ($3.3 million after-tax) and $8.6 million ($5.2 million after-tax) for costs associated with the early retirement of two former officers and the foreclosure of certain assets of the visual imaging generating business which was sold in May 1994.

BUSINESS SEGMENTS

Packaging

The packaging segment reported sales increases of 5.5 percent over 1994 for both the third quarter and year-to-date periods of 1995 to $683.3 million and $1,883.3 million, respectively. These increases are due primarily to increased sales in the North American metal container business. In addition, as previously noted, revenues from FTB Packaging Ltd., the company's Chinese metal packaging business, were consolidated for the first time in 1995. Operating earnings declined for the third quarter and year-to-date 1995 periods as a result of the loss on the sale of the company's glass business and reduced earnings in the domestic metal beverage and food container businesses, due in part to adoption of the LIFO method of inventory accounting.

     Metal Packaging

Within the packaging  segment,  sales in the metal packaging  business  improved
14.9 percent for the third quarter to $518.3 million and 10.4 percent for the nine month period to $1,337.4 million. Year-to-date domestic metal beverage container sales increased 14 percent as higher beverage can selling prices were offset by lower unit volumes. Metal food container sales decreased 4.5 percent for the third quarter of 1995 and 11.8 percent for the first nine months of 1995 as a result of lower shipments due to poor U.S. vegetable harvests. Metal packaging sales also benefited from the aforementioned 1995 FTB Packaging Ltd. sales, which were consolidated for the first time in 1995. Due primarily to increased material costs, lower metal food can shipments and the LIFO inventory effect, overall metal packaging and domestic metal beverage container operating earnings declined 23 percent and 27 percent, respectively, for the third quarter of 1995 compared to 1994 when inventories were valued under the FIFO method. Metal packaging earnings for the nine month period declined 5 percent due primarily to lower unit volumes and rising material costs for metal beverage containers which have not been fully recovered in selling prices, the effect of which was partially offset by improved Canadian results.

In May 1995, the company announced plans to build two beverage can plants in China during 1996. The company will hold a majority interest in these new operations through its subsidiary, FTB Packaging Ltd. In addition, the company announced in June 1995 its plans to form a joint venture company with BBM Participacoes S.A. to manufacture aluminum beverage containers in Brazil. Ball will have a 50 percent interest in the Brazilian joint venture.

     Glass Packaging

Sales in the glass business declined 16.2 percent and 4.9 percent, to $165.1 million and $545.9 million, respectively, during the three-month and nine-month periods as a result of the sale of the glass manufacturing operations to Ball-Foster on September 15. On September 15, 1995, the company and Compagnie de Saint-Gobain formed a new jointly owned company in the U.S., Ball-Foster Glass Container Co., which acquired the glass manufacturing operations of both Ball Glass Container Corporation and the Foster-Forbes glass operations of American National Can, a unit of Pechiney, S.A. Ball-Foster is headquartered in Muncie, Indiana. The company is accounting for its 42 percent interest in Ball-Foster under the equity method. Excluding the $113.3 million pretax loss on the glass sale, operating earnings increased 7 percent for the quarter and 14 percent year-to-date due to the 1995 benefits derived from the reconfiguration of its plants during 1994 which included the shutdown of its glass manufacturing plants in Okmulgee, Oklahoma, and Asheville, North Carolina, and the capacity increase of three other glass plants. The company completed the rebuild of two glass furnaces during the first quarter of 1995 while six furnace rebuilds were completed during the first quarter of 1994.

     PET Packaging

Costs incurred for the start-up of the new PET (polyethylene terephthalate) plastic container business of $2.5 million and $4.7 million are included in third quarter and year-to-date operating earnings, respectively.

The company plans to begin production of PET plastic containers in its southern California plant by year end 1995. The company will begin supplying PET bottles to a major soft drink customer in 1996 as part of a long-term agreement. Construction has begun on additional plastic container plants with completion scheduled for early 1996 at the Syracuse, New York site.

Aerospace and Communications

Sales of the aerospace and communications segment increased 12.2 percent to $77.4 million for the third quarter and 22.0 percent to $238.2 year-to-date in 1995 compared to 1994. Operating results, which increased 91 percent year-to-date, included an $8.0 million pretax charge recorded in the first quarter of 1995 for estimated costs of winding down the VIGS business and the pretax gain on the sale of the Efratom business during the first quarter of 1995. The 1994 third quarter operating results also reflect a $2.7 million nonrecurring charge for the aforementioned foreclosure of certain VIGS assets. Excluding these unusual items, 1995 year-to-date operating income increased 36 percent primarily due to new contracts awarded late in 1994 and cost benefits associated with the company's restructuring plan. Third quarter 1995 recurring operating results were slightly below the same period in 1994, due primarily to the inclusion of Efratom's income in 1994. During 1995, the company has invested an additional $17.9 million in Earthwatch, Inc., its new subsidiary, formed in late 1994 to serve the market for satellite-based remote sensing of the earth.

Backlog for the aerospace and communications segment at the quarter end was approximately $441 million compared to $322 million at December 31, 1994, and $293 million at the end of the third quarter of 1994. Increased backlog reflects new contracts awarded in 1995, including a $49 million contract from the Aeronautical Systems Center at Wright-Patterson Air Force Base in Dayton, Ohio awarded during the third quarter. The aerospace and communications segment, formerly Ball Aerospace and Communications Group, was renamed to Ball Aerospace & Technologies Corp. in August and is operating as a subsidiary.


RESTRUCTURING AND OTHER RESERVES

In 1993 the company recorded aggregate restructuring and other reserves of $108.7 million pretax. The amounts provided included $52.5 million pretax for asset write-offs and write-downs to net realizable values and $35.9 million for employee costs and termination benefits and pension curtailment losses. Charges to the reserve were $19.6 million in 1993 and $30.3 million in 1994. For the three months and nine months ended October 1, 1995, charges to the reserves were $8.1 million and $15.8 million, respectively. Additionally, $14.8 million of restructuring reserves identified for the closure of an additional Ball glass facility were not utilized prior to the September 15 sale of the company's glass business to Ball-Foster and were released in the third quarter of 1995. The related income statement effect is reflected in the net loss on disposition. Included in the current year charges are costs related to the disposal of the VIGS product line of $4.2 million and costs associated with plant closings of $11.6 million. Additional reserves related to the VIGS unit of $4.0 million and $8.0 million were recorded in 1994 and the first quarter of 1995, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $57.1 million for the first nine months of 1995 compared to $154.9 million for the same period in 1994. The decrease in cash provided by operations is primarily due to increased working capital reflecting higher receivables and inventory levels in 1995, excluding the effects of the sale of the glass business. The current ratio was 1.3 at October 1, 1995 compared to 1.4 at December 31, 1994.

Total debt decreased by $69.4 million to $424.3 million at October 1, 1995, from $493.7 million at December 31, 1994, resulting in a decrease in the debt-to-total capitalization ratio to 41.5 percent at October 1, 1995, from 43.8 percent as of December 31, 1994. The decrease in debt reflects normal maturities as well as a reduction in short-term debt and prepayments made with proceeds from the sale of the glass business.

As of October 1, 1995, the company had committed revolving credit facilities of $300.0 million with various banks consisting of a $150.0 million, five-year facility and 364-day facilities which amounted to $150.0 million. Uncommitted credit facilities from various banks of approximately $376.0 million with no outstanding balance at October 1, 1995, and a Canadian dollar commercial paper facility of approximately $85.0 million, of which $21.0 million was outstanding, also were available.

The company anticipates total 1995 capital spending of approximately $205.0 million including significant amounts for emerging businesses such as domestic plastics (PET). Spending in existing businesses is concentrated within the packaging segment in part to complete the conversion of metal beverage equipment to new industry specifications.

The company received proceeds of $322.5 million from the sale of the glass business to Ball-Foster during the third quarter of 1995 and invested $180.6 million of these proceeds in Ball-Foster. The company holds a 42 percent interest in Ball-Foster. Also during the third quarter of 1995, the company borrowed $101.2 million from the accumulated net cash value of its company-owned life insurance and used $14.4 million of the proceeds to pay premiums. A portion of the remaining proceeds from these transactions was used to reduce short-term debt and to finance capital improvements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

The company previously reported that Onex Corporation ("Onex") filed a claim against the company for the company's failure to purchase all of Onex's shares of Ball Packaging Products Holding, Inc. (Ball Canada), a joint venture holding company owned 50 percent by the company and 50 percent by Onex. Onex claimed that its "put" option entitled it to a minimum value founded on Onex's original investment of approximately $30.0 million in respect of the shares owned by Onex in the holding company. The company denied it had any obligation to pay Onex for such shares. Onex pursued its claim in arbitration before the International Chamber of Commerce. A hearing was held on May 30, 1995. On August 1, 1995, the arbitral tribunal rejected Onex's claim and found in favor of the company. Based upon the information available to the company at the present time, the company believes that this matter is now concluded without any material adverse effect upon the financial condition of the company.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending October 1, 1995.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending October 1, 1995.


Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending October 1, 1995.


Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending October 1, 1995.


Item 6.  Exhibits and reports on Form 8-K

(a)       Exhibits

          11.1  Statement Re: Computation of Earnings per Share

          27.1  Financial Data Schedule for the Nine Months Ending
                October 1, 1995

(b)      Reports on Form 8-K


         A Current Report on Form 8-K, dated June 26, 1995, filed July 6, 1995, announcing an agreement between Ball Corporation and Compagnie de Saint-Gobain to form a new jointly owned company in the U.S. which will acquire the glass manufacturing operations of both Ball Glass Container Corporation, a wholly owned subsidiary of Ball Corporation, and the Foster-Forbes glass operations of American National Can, a unit of Pechiney, S.A.

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

         A Current Report on Form 8-K, filed September 29, 1995, announcing the sale of the assets of Ball Glass Container Corporation, a wholly owned subsidiary of the company, to Ball-Foster Glass Container Corporation ("Ball-Foster"), a newly formed Delaware limited liability company, on September 15, 1995. Ball-Foster also acquired the assets of the Foster Forbes glass division of American National Can Company. The company indirectly owns 42 percent of Ball-Foster.

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

Ball Corporation
(Registrant)


By:      /s/ R. David Hoover
         ----------------------------
         R. David Hoover
         Executive Vice President and
           Chief Financial Officer

Date:    November 15, 1995
         ----------------------------

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                                October 1, 1995


                                 EXHIBIT INDEX

                             Description                         Exhibit
                             -----------                         --------


Statement Re: Computation of Earnings per Share                  EX-11.1

Financial Data Schedule for the Nine Months Ending
     October 1, 1995                                             EX-27.1