Form 10-K
period 1995-12-31
BALL CORP
filed 1996-04-01
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________
                          Commission File Number 1-7349
                                Ball Corporation
                           State of Indiana 35-0160610

                      345 South High Street, P.O. Box 2407
                           Muncie, Indiana 47307-0407
       Registrant's telephone number, including area code: (317) 747-6100
- - --------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                          on which registered
- - ---------------------------------             --------------------------------
 Common Stock, without par value                New York Stock Exchange, Inc.
                                                Chicago Stock Exchange, Inc.
                                                Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $887.6 million based upon the closing market price on March 1, 1996 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $65.6 million).

Number of shares outstanding as of the latest practicable date.

               Class                       Outstanding at March 1, 1996
- - ----------------------------------         ----------------------------
  Common Stock, without par value                   30,179,074


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1995, to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2. Proxy statement filed with the Commission dated March 18, 1996, to the extent indicated in Part III.

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

The following sections of the 1995 Annual Report to Shareholders contain financial and other information concerning company business developments and operations, and are incorporated herein by reference: the notes to the financial statements "Business Segment Information," "Dispositions," "Spin-Off", "Acquisition," "Restructuring and Other Charges" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Recent Business Developments

The company took a number of actions during 1995 which have affected the core business. The most significant of these actions are summarized briefly below. Further information regarding these actions are found in the notes to the financial statements "Dispositions," and "Restructuring and Other Charges" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Shareholders.

Ball-Foster Glass Container Co., L.L.C.
As a result of consolidation within the highly competitive, mature domestic glass packaging industry, and due to the capital requirements to aggressively participate in higher growth packaging markets, the company in 1995 formed a strategic alliance with Compagnie de Saint-Gobain (Saint-Gobain), to create a new U.S. glass company, Ball-Foster Glass Container Co., L.L.C. (Ball-Foster). Ball-Foster acquired the glass businesses of both the company and Foster-Forbes, a unit of American National Can Company. Ball-Foster, as the second largest domestic glass producer, has the potential to realize economies necessary to compete effectively. The company acquired a 42-percent interest in Ball-Foster; the remaining 58-percent interest was acquired by Saint-Gobain.

Plastic Packaging
In 1994 the company announced that it would enter the PET (polyethylene terephthalate) plastic container market. By late in the fourth quarter of 1995, construction of a pilot line and research and development center and a multi-line manufacturing facility, with full production anticipated in the second quarter of 1996, were completed. Two additional multi-line manufacturing facilities were under construction.

FTB Packaging
Through a series of investments, the company increased its equity ownership in FTB Packaging, Limited. (FTB Packaging), its Hong Kong-based metal packaging subsidiary, to approximately 92 percent. FTB Packaging has been included on a consolidated basis within the packaging segment effective January 1995. The company's investments in the People's Republic of China (PRC) are held principally through FTB Packaging.

Efratom
In 1994 the company concluded a study to explore strategic alternatives for the aerospace and technologies business (formerly aerospace and communications). A decision was made to retain the core business, but to sell the Efratom time and frequency measurement business. Efratom was sold in March 1995 to Datum Inc. (Datum) for cash of $15.0 million and approximately 1.3 million shares, or 32 percent, of Datum common stock.

EarthWatch
In 1994 the company and WorldView, Inc. formed EarthWatch, Inc. (EarthWatch) to commercialize certain proprietary technologies by serving the market for satellite-based remote sensing of the Earth. The company invested approximately $21 million in EarthWatch in 1995, and, it is anticipated that by mid-1996, the company's ownership will be established at less than 50 percent of this new venture.

Capacity Reductions
During the fourth quarter of 1995, the company recorded a pretax charge of $10.9 million ($6.6 million after tax or 22 cents per share) as a result of a decision to close a metal slitting and coating facility which supported the metal food and specialty products business and write down underutilized metal beverage container end manufacturing equipment to net realizable value.

           Other Information Pertaining to the Business of the Company

The company's continuing businesses are comprised of two segments: packaging, and aerospace and technologies.

Packaging Segment

The company's principal business segment develops, manufactures and sells rigid packaging products, containers and materials primarily for use in packaging food and beverage products. Most of the company's packaging segment products are sold in highly competitive markets, primarily based on price, service, quality and performance. The majority of the company's packaging sales are made directly to major companies having leading market positions in packaged food and beverage businesses. A substantial portion of the company's sales of packaging products is made to relatively few customers. The company believes that its competitors exhibit similar customer concentrations.

The packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to production volumes, the cost of labor and certain significant raw materials, such as aluminum, steel and plastic resin.

Raw materials used by the company's packaging businesses are generally available from several sources. The company has secured what it considers to be adequate supplies of raw materials and is not experiencing any shortage. The company's manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply, or subject to government allocation or excise taxes, the company cannot predict the effects, if any, of such occurrences on its future operations.

Research and development efforts in these businesses generally seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength. In addition, research and development efforts are directed toward the development of new sizes and types of containers such as the SlimCan and the patented Touch TopTM metal beverage container easy-open end.

The operations and products within this segment are discussed below:

Metal Packaging

Metal packaging is comprised primarily of two product lines: two-piece beverage containers and two and three-piece food containers. Dominance in both the food and beverage markets and high recycling rates contribute to the metal container's significant market share. However, plastic containers, primarily PET, have made recent gains against metal beverage containers in the soft drink market. Current industry forecasts indicate that this trend will continue such that PET containers' market share of packaged soft drinks may exceed metal beverage containers by the year 2000.

The company provides manufacturing technology and assistance to can manufacturers in Europe, the Middle East, Latin America, Australia and Asia. The company also has a minority equity position in a new joint venture, in which the company constructed the first two-piece beverage can manufacturing plant in the Philippines. In 1995, the company announced the formation of a new joint venture with BBM Participacoes S.A. to produce two-piece aluminum cans and ends in Brazil. The company and BBM Participacoes S.A. will each own 50 percent of this venture. In early 1996, the company announced a joint venture with Standard Can Company of Bangkok, Thailand, to build a two-piece can and end plant in Thailand. Ball and Standard Can will each own 40 percent; the remaining interest will be held by local investors.

Metal beverage containers

Metal beverage containers and ends represent the company's largest product line accounting for approximately 48 percent of 1995 consolidated net sales. Decorated two-piece aluminum beverage cans are produced by seven manufacturing facilities in the U.S. and three facilities in Canada; ends are produced by two of the U.S. facilities. Metal beverage cans are also produced in China by FTB Packaging's majority-owned subsidiary in Xian and its equity affiliates in Zhuhai and Sanshui; ends are produced at Zhuhai and Sanshui. Two new beverage container facilities are under construction in the PRC in Beijing and Wuhan in which FTB Packaging will be the majority owner. These facilities are expected to begin production in 1996.

Metal beverage containers are sold primarily to brewers and fillers of carbonated soft drinks and other beverages under long-term supply or annual contracts. Sales to the company's largest customer, Anheuser-Busch Companies, Inc., accounted for approximately 11 percent of consolidated 1995 sales. Combined sales to all bottlers of Pepsi-Cola and Coca-Cola branded beverages comprised approximately 25 percent of consolidated 1995 sales. Sales volume of metal beverage cans and ends tends to be highest during the period between April and September.

The company estimates that it has an approximate 16 percent market share, based upon estimated 1995 total industry shipments of aluminum beverage cans and ends to the combined U.S. and Canadian market. The company estimates that its four larger competitors together represent approximately 84 percent of estimated 1995 total industry shipments for the U.S. and Canada.

The U.S. metal beverage container industry had experienced steady demand growth at a compounded annual rate of approximately 3.3 percent over the last decade, with much of that growth in the soft drink market segment. However, in 1995 aluminum suppliers changed the pricing formula for aluminum can sheet to a price based on ingot plus conversion costs, in contrast to the prior practice of annually negotiated prices. As a result, the cost of aluminum can sheet increased significantly and was reflected in higher beverage can selling prices. It is believed that the soft drink industry responded by reducing its promotions of products packaged in aluminum containers in 1995, and, coupled with increased customer purchases in the fourth quarter of 1994 in anticipation of the higher can prices, resulted in lower can shipments for the industry by an estimated 5 percent. Shipments to the beer industry were also affected by the price increase, the accelerated shipments in 1994, and the predominant use of glass containers for introduction of new products.

In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage market than in the U.S., particularly in the packaged beer market, in which the market share of metal containers has been hindered by trade barriers and restrictive taxes within Canada.

Beverage container industry production capacity in the U.S. and Canada has exceeded demand in the last several years, which has created a competitive pricing environment. While higher aluminum can sheet costs were largely passed through to customers through higher container pricing, it appears that pricing will continue to be a major competitive factor.

The company, through its subsidiary, FTB Packaging, is the largest beverage can manufacturer in the PRC, with an estimated market share of 35 percent (including equity affiliates). The company's joint venture Sanshui Jianlibao FTB Packaging Ltd. is the largest can manufacturing facility in the PRC. Capacity within the PRC has doubled in less than two years and is expected to outstrip demand by the end of 1996. However, as per capita consumption in the PRC is significantly lower than in more developed countries and per capita income in China is rising, there is significant potential for strong demand growth. However, as in North America, as capacity increases to meet demand, competitive pressure on pricing, currently at a premium compared to North America, will increase. Sales of FTB Packaging represented less than three percent of consolidated 1995 net sales.

Metal food containers

Two-piece and three-piece steel food containers are manufactured in Canada and the U.S. and sold primarily to food processors in Canada and the Midwestern United States. In 1995 metal food container sales comprised approximately 19 percent of consolidated net sales. Sales to one customer represented more than 10 percent of this operation's 1995 sales. Sales volume of metal food containers tends to be highest from June through October as a result of seasonal vegetable packs.

Recent consolidations within the commercial food container industry have reduced the number of competitors. Currently, the company has one principal competitor located in Canada and two primary competitors located in the U.S. food container market. Based on estimated 1995 industry shipments, the company estimates that it is the third largest metal food container manufacturer with an approximate 18 percent share of the North American commercial market for metal food containers.

In the food container industry, capacity in North America significantly exceeds market demand, resulting in a highly price-competitive market. During 1993 the company completed consolidation of certain facilities in Canada and, in conjunction with the restructuring plans developed in 1993, the company closed its Augusta, Wisconsin, plant and sold its Alsip, Illinois, plant during 1994. Late in 1995, the company substantially completed the closure and reconfiguration of certain Canadian facilities. Further, the company announced the closure in 1996 of a facility in Pittsburgh, Pennsylvania, which provides metal coating and slitting services to the metal food and specialty products businesses.

As part of the company's initiative to expand its presence internationally, the company announced the formation of a new joint venture company, Ningbo FTB Can Company, Ltd., to manufacture three-piece food cans in the PRC. This venture, in which FTB Packaging will have a majority interest, is expected to begin operations in 1996. Other metal packaging

The company also manufactures containers for aerosol products and other specialty goods.

Plastic Packaging

PET (polyethylene terephthalate) plastic containers is the company's newest business. A full-scale pilot line, research and development center in Smyrna, Georgia, was completed in 1995. In addition, a multi-line production facility in Chino, California, was completed in 1995, and construction for two other production facilities in New York and Pennsylvania was started. Full-scale production is anticipated to begin in the second quarter of 1996 in the California and New York facilities; the Pennsylvania facility is anticipated to be in full production by the end of the third quarter of 1996.

Demand for containers made of (PET) has increased in the beverage packaging market and is expected to increase in the food packaging market with improved technology and adequate supplies of PET resin. While PET plastic beverage containers compete against both metal and glass, the historical increase in PET's market share has come primarily at the expense of glass containers. In 1994 the domestic plastic container market reached $5.5 billion, surpassing the size of the glass container market for the first time. Projections for the year 2000 (based on estimated pounds of resin used) range from an increase of almost 60 percent to 100 percent compared to 1995.

Competition in this industry includes two national suppliers and several regional suppliers and self-manufacturers (primarily Coca-Cola). Price, service and quality are deciding competitive factors. Increasingly, the ability to produce customized differentiated plastic containers is an important competitive factor.

The demand for PET resins in North America has exceeded supply in the last few years. However, all North American PET resin producers have significant capacity expansion either under way or planned in the U.S., Canada or Mexico, which will result in design capacity exceeding demand within the near future. The company has arranged for an adequate supply of resin to meet its near-term sales commitments.

The company has secured long-term customer supply agreements, principally for beverage containers. Other products such as juice, water, liquor and food containers are key elements in expanding the business. The company expects sales of PET containers to be approximately $100 million in 1996, and that the business will operate at a loss for 1996 as the new plants become fully operational.

Aerospace and Technologies Segment

The aerospace and technologies segment (formerly aerospace and communications) provides systems, products and services to the aerospace, defense and commercial markets. Sales in the aerospace and technologies segment accounted for approximately 12 percent of consolidated net sales in 1995. Approximately 8 percent of the segment's sales in 1995 were made to the commercial telecommunications industry and 6 percent of sales were made to international customers.

The majority of the company's aerospace business involves work under relatively short-term contracts (generally one to five years) for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and foreign governments. Contracts funded by the various agencies of the federal government represented approximately 86 percent of this segment's sales in 1995. Overall, competition within the aerospace business is expected to intensify. Declining defense spending generally has resulted in greater competition for DoD contracts as the military market decreases, as well as greater competition for NASA and other civilian aerospace contracts historically serviced by Ball.

Aerospace systems

Primary products of the electro-optics business include: spacecraft guidance, control instruments and sensors; defense subsystems for surveillance, warning, target identification and attitude control in military and civilian space applications; and scientific instruments used in various space and Earth science applications.

Space systems include satellites, ground systems and launch vehicle integration to NASA, the DoD and to commercial and international customers. Products and services include mission definition and design; satellite design, manufacture and testing; payload and launch vehicle definition and integration; and satellite ground station control hardware and software.

Ball also provides a range of professional technical services to government customers including systems engineering support; simulation studies, analysis and prototype hardware; and hardware and software research and development tasks for test and evaluation of government programs. Revenues derived from services represented less than two percent of consolidated 1995 net sales.

Primary products in the cryogenics business include: open cycle cryogenic storage and cooling devices; mechanical refrigerators that provide cryogenic cooling; and thermal electric coolers and radiative coolers, all of which are used for the cooling of detectors and associated equipment for space science and Earth remote sensing applications.

Telecommunication products

Commercial telecommunications equipment is supplied to customers in satellite and ground communications markets. Products are supplied on a fixed price basis to original equipment manufacturers both domestically and internationally. These markets are generally characterized as having relatively high growth rates (10 percent annually) and the products supplied typically have life cycles of 3 to 5 years.

Ball provides advanced radio frequency transmission and reception antennae for a variety of aerospace and defense platforms, including aircraft, missile, spacecraft, ground mobile equipment and ships. Antenna products are also provided for commercial aircraft for satellite communication and collision avoidance applications.

Backlog

Backlog of the aerospace and technologies segment was approximately $420 million at December 31, 1995, and $322 million at December 31, 1994, and consists of the aggregate contract value of firm orders excluding amounts previously recognized as revenue. The 1995 backlog includes approximately $233 million which is expected to be billed during 1996, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $268 million at December 31, 1995. Year-to-year comparisons of backlog are not necessarily indicative of future operations.

The company's aerospace and technologies segment has contracts with the U.S. Government which have standard termination provisions. The Government retains the right to terminate contracts at its convenience. However, if contracts are terminated, the company is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. U.S. Government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints.

Ball-Foster Glass Container Co., L.L.C.

The company has a 42-percent interest in Ball-Foster Glass Container Co., L.L.C. (Ball-Foster), a manufacturer of a diversified line of glass containers for sale primarily to processors, packers and distributors of food, soft drinks, beer, juice, wine and liquor products. Ball-Foster currently operates twenty glass container manufacturing facilities and a glass mold manufacturing facility. In addition, Ball-Foster manages a glass plant owned by Madera Glass Company, a 51-percent owned subsidiary of Ball-Foster, and a second plant through a 50% venture with Tropicana Products, Inc.

The company estimates that Ball-Foster is the second largest domestic producer of commercial glass containers with a 30 percent market share, based upon 1995 units shipped, assuming the businesses had been combined for the full year. The largest competitor is estimated to comprise approximately 40 percent of the domestic market. Service, quality, performance and price are discriminating competitive factors.

The majority of Ball-Foster's sales are made directly to major companies having leading market positions in packaged beer, soft drinks, food and juice, and still wines and champagnes. Sales to one customer represented more than 10 percent of Ball-Foster's 1995 sales for the period from its formation on September 15, 1995.

Ball-Foster manufactures a wide range of glass containers for the food (including juices), beer and soft drink industries, which comprise approximately 40 percent, 37 percent and 15 percent, respectively, of Ball-Foster's proforma total annual unit shipments. The total market for all types of glass containers decreased approximately 5.4 percent in 1995 and has been essentially flat over the last decade. However, industry shipments of food containers have increased approximately 2.1 percent per annum since 1985, and shipments to the beer industry have increased approximately 2.8 percent per annum since 1985 and 4.6 percent since 1990, primarily due to the recent proliferation of new beers which have been introduced predominantly in glass containers. These increases have been offset by decreases in shipments to the soft drink, liquor and wine industries as other packaging materials, such as metal, plastic and flexible packaging, have captured a share of products previously packaged in glass, and to a general decline in alcohol consumption. Declining long-term demand for glass packaging has resulted in manufacturers reducing their production capacity in order to maintain a balance between market demand and supply. The glass container industry continues to face a challenging environment as plastic container demand rises.

The number of glass container manufacturers has consolidated from 21 companies operating 121 plants in 1983 to nine companies with 63 plants in 1996. Since 1991, nine plants were closed in the industry: four within the company's former glass container business and five by competitors of Ball-Foster. In March 1996, Ball-Foster announced that two of its plants will be closed in 1996. Further analysis is in process to determine if additional plant closures or restructuring is necessary to achieve, in part, the benefits anticipated from the combining of the glass businesses within Ball-Foster.

                                     Patents

In the opinion of the company, none of its active patents is essential to the successful operation of its business as a whole.

                            Research and Development

The note, "Research and Development," of the 1995 Annual Report to Shareholders contains information on company research and development activity and is incorporated herein by reference.

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

Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in U.S. Congress and the Canadian Parliament, in state and Canadian provincial legislatures and other legislative bodies. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several other states, in local elections and in many state and local legislative sessions. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation was widely adopted, it could have a material adverse effect on the business of the company, as well as on the container manufacturing industry generally, in view of the company's substantial North American sales and investment in metal and PET beverage container manufacture as well as its investment in glass container packaging.

Aluminum, PET and glass containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. In 1995 approximately 62 percent of aluminum beverage containers sold in the U.S. were recycled. In 1994, the most recent data available, approximately 49 percent of the PET beverage containers, and approximately 33 percent of all PET containers, sold in the U.S. were recycled.

                                    Employees

As of March 1996 Ball employed approximately 7,500 people.

Item 2.    Properties

The company's properties are well maintained, considered adequate and being utilized for their intended purposes.

The Corporate headquarters and certain research and engineering facilities are located in Muncie, Indiana. The offices for metal packaging operations are based in Westminster, Colorado. Also located at Westminster is the Edmund F. Ball Technical Center, which serves as a research and development facility primarily for the metal packaging operations. The offices, pilot line and research and development center for the new plastic container business are located in Smyrna, Georgia. Information regarding the approximate size of the manufacturing facilities for significant packaging operations, which are owned by the company, except where indicated otherwise, is provided below.

                                                 Approximate
                                                 Floor Space in
Plant Location                                   Square Feet

Metal packaging manufacturing facilities:
Blytheville, Arkansas (leased)                         8,000
Springdale, Arkansas                                 290,000
Richmond, British Columbia                           204,000
Fairfield, California                                148,000
Golden, Colorado                                     330,000
Tampa, Florida                                       139,000
Columbus, Indiana                                    222,000
Saratoga Springs, New York                           283,000
Cincinnati, Ohio                                     478,000
Columbus, Ohio                                        50,000
Findlay, Ohio                                        450,000
Burlington, Ontario                                  309,000
Hamilton, Ontario                                    347,000
Whitby, Ontario                                      195,000
Pittsburgh, Pennsylvania (leased)                     81,000
Baie d'Urfe, Quebec                                  117,000
Chestnut Hill, Tennessee                              70,000
Conroe, Texas                                        284,000
Williamsburg, Virginia                               260,000
Weirton, West Virginia (leased)                      117,000
DeForest, Wisconsin                                   45,000

Plastic packaging manufacturing facilities:
Chino, California                                    228,000
Syracuse, New York                                   240,000
Reading, Pennsylvania                                 52,000


Ball Aerospace & Technologies Corp. offices are located in Broomfield, Colorado. The Colorado-based operations of this business operate from a variety of company owned and leased facilities in Boulder, Broomfield and Westminster, Colorado, which together aggregate approximately 922,000 square feet of office, laboratory, research and development, engineering and test, and manufacturing space. Other aerospace and technologies operations are based in Dayton, Ohio, Warner Robins, Georgia, and San Diego, California.

Item 3.    Legal Proceedings

As previously reported, the United States Environmental Protection Agency ("EPA") considers the company to be a Potentially Responsible Party ("PRP") with respect to the Lowry Landfill ("site") located east of Denver, Colorado. On June 12, 1992, the company was served with a lawsuit filed by the City and County of Denver and Waste Management of Colorado, Inc., seeking contribution from the company and approximately 38 other companies. The company filed its answer denying the allegations of the Complaint. On July 8, 1992, the company was served with a third-party complaint filed by S. W. Shattuck Chemical Company, Inc., seeking contribution from the company and other companies for the costs associated with cleaning up the Lowry Landfill. The company denied the allegations of the complaint.

On July 31, 1992,  the company  entered into a  settlement  and  indemnification agreement with the City and County of Denver ("Denver"), Chemical Waste Management, Inc. and Waste Management of Colorado, Inc., pursuant to which Denver, Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively "Waste"), have dismissed their lawsuit against the company and Waste will defend, indemnify, and hold harmless, to the extent agreed, the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Several other companies which are defendants in the above-referenced lawsuits have already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has guaranteed the obligations of Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Waste and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. The company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes which may have been disposed of by the company at the site, but which are identified after the execution of the settlement agreement. At this time, there are no Lowry Landfill actions in which the company is actively involved. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, the EPA issued in August 1988, an administrative order to 12 companies, including the company, pursuant to Section 106A of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), ordering them to remove certain abandoned drums and surface waste at the AERR CO site located in Jefferson County, Colorado. AERR CO, which used the site to recycle wastes, filed a petition with the United States Bankruptcy Court in Denver, Colorado, seeking protection from its creditors. Several of the companies, including the company, are subject to the EPA's order, and have cleaned up the site. The companies negotiated with the EPA with regard to its demand for the payment of oversight costs. The companies and the EPA entered into a settlement agreement on or about January 24, 1994, pursuant to which this matter was settled by payment of $488,867.41 by the companies. The company's portion of this payment was $28,594.82. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, on or about August 28, 1990, the company received a notice from the Department of Environmental Resources, State of Pennsylvania ("DER"), that the company may have been responsible for disposing of waste at the Industrial Solvents and Chemical Company site located in York County, Pennsylvania. The company is cooperating with several hundred other companies and the DER to resolve this matter. In December 1993 the company entered into a De Minimis Settlement Agreement with certain other companies who have agreed to indemnify the company with respect to claims arising out of the alleged disposal of hazardous waste at the site in consideration of the company paying an amount not to exceed $11,031.70 to the indemnifying companies. The company has paid the indemnifying companies in accordance with their agreement.

As previously reported, the company has been notified by Chrysler Corporation ("Chrysler") that Chrysler, Ford Motor Company, and General Motors Corporation have been named in a lawsuit filed in the U.S. District Court in Reno, Nevada, by Jerome Lemelson, alleging infringement of three of his vision inspection system patents used by defendants. One or more of the vision inspection systems used by the defendants may have been supplied by the company's former Industrial Systems Division or its predecessors. The suit seeks injunctive relief and unspecified damages. Chrysler has notified the Industrial Systems Division that the Division may have indemnification responsibilities to Chrysler. The company has responded to Chrysler that it appears at this time that the systems sold to Chrysler by the company either were not covered by the identified patents or were sold to Chrysler before the patents were issued. The Magistrate has declared the patents of Lemelson are unenforceable because of the long delays in prosecution. Based on that information, it is not expected that any obligation to Chrysler because of the patents referred to will have a material, adverse effect on the financial condition of the company.

As previously reported, in September 1992 the company, as a fourth-party defendant, was served with a lawsuit filed by Allied Signal and certain other fourth-party plaintiffs seeking the recovery of certain response costs and contribution under CERCLA with respect to the alleged disposal by its Metal Decorating & Service Division of hazardous waste at the Cross Brothers Site in Kankakee, Illinois, during the years 1961 to 1980. Also in September 1992, the company was sued by another defendant, Krueger Ringier, Inc. In October 1992 the Illinois Environmental Protection Agency filed an action to join the company as a Defendant seeking to recover the State's costs in removing waste from the Cross Brothers Site. The company has denied the allegations of the complaints and will defend these matters, but is unable at this time to predict the outcome of the litigation. The company and certain other companies have entered into a Consent Decree with the EPA pursuant to which the EPA received approximately $2.9 million dollars and provided the companies with contribution protection and a covenant not to sue. Ball's share of the settlement amount was $858,493.60. The company has been indemnified for the settlement payment by Alltrista
Corporation which owns the Metal Decorating & Service Division. The Court approved the Consent Decree on April 28, 1994. The company and certain other companies are negotiating with the State of Illinois to settle the State's alleged claim to recover costs expended in the cleanup of the Cross Brothers Site. Based upon the information available to the company at this time, this matter is not likely to have a material, adverse effect upon its financial condition.

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

As previously reported, on April 24, 1992, the company was notified by the Muncie Race Track Steering Committee that the company, through its former Consumer Products Division and former Zinc Products Division, may be a PRP with respect to waste disposed at the Muncie Race Track Site located in Delaware County, Indiana. The company is currently attempting to identify additional information regarding this matter. The Steering Committee has requested that the company pay 2 percent of the cleanup costs which are estimated at this time to be $10 million. The company has declined to participate in the PRP group because the company's records do not indicate the company contributed hazardous waste to the site. Based upon the information available to the company at this time, the company does not believe that this matter will have a material, adverse effect upon the company.

As previously reported, the company was notified on June 19, 1989, that the EPA has designated the company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that have been released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the company, along with the other above described PRPs, were notified by EPA that it was negotiating with the large volume PRPs another consent order for performance of a site environmental study as a prerequisite to possible long-term remediation. EPA and the large-volume PRPs have stated that a second de minimis buyout for settlement of liability for performance of all environmental studies and site remediation is being formulated and an offer to participate therein has been made to the company. Certain other PRPs have agreed with the EPA to perform a groundwater study of the site. The company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

As previously reported, the company has received information that it has been named a PRP with respect to the Solvents Recovery Site located in Southington, Connecticut. According to the information received by the company, it is alleged that the company contributed approximately .08816 percent of the waste contributed to the site on a volumetric basis. The company is attempting to identify additional information regarding this matter. The company has responded and is investigating the accuracy of the total volume alleged to be attributable to the company. The company joined the PRP group during 1993. In May-June 1994, the company contributed $2,445 as its share of the cost of a one-time critical removal action. In December 1994, received a request to execute a trust agreement for the company's metal food container and specialty products group. In February 1995, the company executed a trust agreement whereby certain contributions will be made to fund the administration of an ongoing work group. Based on the information available to the company, at this time, the company now believes that this matter will not have a material, adverse effect on the company.

On or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp. (renamed Ball Glass Container Corporation on June 6, 1994, the assets of which were sold in September 1995 to a joint venture with Saint-Gobain, now known as Ball-Foster Glass Container Co., L.L.C.), a then wholly-owned subsidiary of the company, received a general notification letter and information request from EPA, Region IX, notifying Ball Glass Container Corporation ("Ball Glass")that it may have a potential liability as defined in
Section 107(a) of CERCLA incurred with respect to the San Gabriel Valley areas 1-4 Superfund sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. After a period of inactivity, the federal and state governments proceeded to have performed the remedial investigation study, which will lead to a proposed cleanup. In this regard, the California Regional Water Quality Control Board requested El Monte area industries to commence resampling groundwater monitoring wells. Ball Glass received notice from the City of El Monte that, pursuant to a proposed city economic redevelopment plan, the City proposed to commence groundwater cleanup by a pump and treat remediation process. Ball Glass submitted comments to the City that, while Ball Glass approved the expenditures of public monies for groundwater remediation, as opposed to assessing civil liability against individual industries, Ball Glass requested further scientific substantiation that treatment at a city water well adjacent to the El Monte plant would not increase concentration of groundwater contamination under the plant. A hearing was held January 12, 1994, by the El Monte Community Redevelopment Agency to discuss various methods of public financing available to fund the City's proposed water treatment project. A potentially responsible party ("PRP") group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group retained an environmental engineering firm to critique the U.S. EPA studies and any proposed remediation. The group continued to challenge the City's proposed groundwater production well activation program until sufficient hydrogeologic studies have been done. Concern is that extraction of water for a "pump and treat" process may draw additional concentrations of groundwater pollutants onto plant property and other surrounding properties. Ball Glass retained a hydrogeologic expert, who has established to Ball Glass that it did not contribute to the groundwater pollution; rather, such pollution flowed underground onto Ball Glass' property. The U.S. EPA issued "special notice" letters requiring (i) the 17 recipients, including Ball Glass, to form an official PRP group to deal with the EPA, (ii) the group to undertake and pay for a remedial investigation/feasibility study, and (iii) the recipients to pay EPA's administrative costs. In response, the group (i) organized more formally,
(ii) requested that EPA send additional "special notice" letters to former landowners who are believed to be responsible for the pollution, and (iii) held its initial allocation committee meetings to discuss allocation methods to attribute cleanup costs to various PRPs. Ball Glass received its letter on October 17, 1994. Ball Glass asserts that it is a de minimis party at the site. At the second meeting of the allocation committee, the group approved an allocation method based on an equal, pro rata sharing of all expenses to share the costs to perform the remedial investigation/feasibility study and any EPA administrative costs incurred as of the date of the special notice letters from the EPA. Subsequently, the allocation committee reversed its allocation method and has now recommended group approval on an allocation method based upon fault or contribution to pollution levels. On January 12, 1995, the group approved such allocation method. The group submitted to the U.S. EPA its "good faith" response letter outlining how the group proposes to perform the remedial investigation study requested by the U.S. EPA.

The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between group members to fund the remedial investigation. The interim allocation approach favors the company in that, ultimately, a payment will be based upon contribution to pollution. The administrative consent order was executed by the group and EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The group retained an environmental engineering consulting firm to perform the remedial investigation, and executed a license agreement under which the consultant will use City Well No. 5 located on plant property to sample area groundwater. As required under the administrative consent order, submitted to the EPA all copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of California. The company's general liability insurer agreed to provide cost of defense coverage in this matter. EPA approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed remedial investigation/feasibility study. EPA believes the sampling and analysis plan portion contains deficiencies and is requesting that these be addressed. The PRP group prepared responses to EPA's position letter at its November 28, 1995, meeting. The company's environmental consulting firm is preparing a request for presentation to the group this spring when allocations of pollution contribution are decided. Based on the information, or lack thereof, available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company for this matter.

On July 27, 1994, Onex Corporation ("Onex") initiated arbitration before the International Chamber of Commerce, alleging that the company was in breach of a joint venture agreement dated September 15, 1988. Onex's demand represented a claim against the company for approximately $30 million. The company denied the allegations of Onex's complaint. On August 1, 1995, the Arbitral Tribunal decided the case in favor of Ball Corporation. The parties had previously agreed to be bound by the decision of the Tribunal.

On March 8, 1994, the company and its wholly-owned subsidiary, Heekin Can, Inc., were served with a lawsuit by Harlan Yoder, an employee of Heekin Can, Inc., and his spouse seeking $6,500,000 jointly and severally as the result of an alleged injury to Mr. Yoder on or about April 26, 1993. Mr. Yoder sustained a crushing injury to his left hand while operating machinery at the Heekin Can, Inc., metal container manufacturing plant located at Columbus, Ohio. The company and Heekin Can, Inc., deny the material allegations of the complaint filed by the Yoders. This matter has now been settled.

In March of 1992, William Hallahan, an employee of the company's metal container plant in Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The company denied the charge, and hearings on the matter were held before the Workers' Compensation Board of the State of New York. Cross-examination of Mr. Hallahan's witnesses continued during 1995. Based on the information available to the company, at this time, the company now believes that this matter will not have a material, adverse effect on the company.

On November 30, 1995, the U.S. Justice Department filed a lawsuit in the U.S. District Court for the Eastern District of Michigan on behalf of the United States of America against Erie Coatings and Chemicals, Inc., and certain other defendants including the company. The lawsuit alleges that some thirty generators of hazardous waste, including the company's metal container group, disposed of hazardous waste at the Erie Coatings and Chemicals, Inc., site located in Erie, Michigan. The company is attempting to investigate this matter and to determine the nature and amount of remedial costs the government is seeking to recoup. Based on the information available to the company, at this time, the company is unable to express an opinion as to the actual exposure of the company for this matter.

On January 5, 1996, the company was served with a lawsuit filed by an individual named Tangee E. Daniels, on behalf of herself and two minor children and four other plaintiffs, alleging that the company's metal container group a/k/a Ball Corporation and over fifty other defendants disposed of certain hazardous waste at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit also alleges that American Ecology Corp., America Ecology Management Corp., Mobley Environmental Services, Inc., and the managers of the site for Gibraltar, failed to appropriately manage the waste disposed of or treated at the Gibraltar site, resulting in release of hazardous substances into the environment. The plaintiffs allege that they have been denied the enjoyment of their property and have sustained personal and bodily injury and damages due to the release of hazardous waste and toxic substances into the environment caused by all the defendants. The plaintiffs allege numerous causes of action under state law and common law. Plaintiffs also seek to recover damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; and physical impairment, as well as punitive damages and prejudgment interest in unspecified amounts. The company intends to defend against this matter. Based on the limited information available to the company, at this time, the company is unable to express an opinion as to the actual exposure of the company for this matter.

On February 16, 1996, the company was served with a lawsuit filed by an individual named Marti Williams, individually, and as next friend of Michael Williams, and Linda Smiley, individually and as next friend of Courtney Smiley et al., alleging that the company's metal container group a/k/a Ball Corporation and over fifty other defendants disposed of certain hazardous waste at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit also alleges that American Ecology Corp., America Ecology Management Corp., Mobley Environmental Services, Inc., and the managers of the site for Gibraltar, failed to appropriately manage the waste disposed of or treated at the Gibraltar site, resulting in release of hazardous substances into the environmental. The plaintiffs allege that they have been denied the enjoyment of their property and have sustained personal and bodily injury and damages due to the release of hazardous waste and toxic substances into the environment caused by all the defendants. The plaintiffs allege numerous causes of action under state law and common law. Plaintiffs also seek to recover damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; and physical impairment, as well as punitive damages and prejudgment interest in unspecified amounts. The company intends to defend against this matter. Based on the limited information available to the company, at this time, the company is unable to express an opinion as to the actual exposure of the company for this matter.

Item 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 1995.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York, Midwest and Pacific Stock Exchanges. There were 8,944 common shareholders of record on March 1, 1996.

Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

The information required by Item 6 for the five years ended December 31, 1995, appearing in the section titled, "Five Year Review of Selected Financial Data," of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the 1995 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP, dated January 23, 1996, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The executive officers of the company are as follows:

 1. George A. Sissel, 59, President and Chief Executive Officer, since April 1995; Acting President and Chief Executive Officer, 1994-1995; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice President, Corporate Secretary and General Counsel, 1987-1992; Vice President, Corporate Secretary and General Counsel, 1981-1987.

 2. R. David Hoover, 50, Executive Vice President and Chief Financial Officer, since July 1995; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

3.    Duane E. Emerson, 58,  Senior  Vice  President  and  Chief  Administrative
      Officer,   since   July  1995;   Senior  Vice  President,  Administration,
      1985-1995;  Vice President, Administration, 1980-1985.

 4. Donovan B. Hicks, 58, Group Vice President; President, Ball Aerospace & Technologies Corp., since August 1995; Group Vice President; President, Aerospace and Communications Group, 1988-1995; Group Vice President, Technical Products, 1980-1988; President, Ball Brothers Research Corporation/Division, 1978-1980.

 5. David B. Sheldon, 54, Executive Vice President, Packaging Operations, since October 1995; Executive Vice President, North American Packaging Operations, 1995; Group Vice President; President, Metal Beverage Container Group, 1993-1995; Group Vice President, Packaging Products, 1992-1993; Vice President and Group Executive, Sales and Marketing, Packaging Products Group, 1988-1992; Vice President and Group Executive, Sales and Marketing, Metal Container Group, 1985-1988.

 6. Richard E. Durbin, 54, Vice President, Information Services, since April 1985; Corporate Director, Information Services, 1983-1985; Corporate Director, Data Processing, 1981-1983.

 7. Albert R. Schlesinger, 54, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

 8. Raymond J. Seabrook, 45, Vice President and Treasurer, since August 1992; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

 9. Harold L. Sohn, 50, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

10. David A. Westerlund, 45, Vice President, Human Resources, since December 1994; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball Glass Container Corporation, 1987-1988.

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 and under the caption, "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 18, 1996, is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 14 of the company's proxy statement filed pursuant to Regulation 14A dated March 18, 1996, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the company's proxy statement filed pursuant to Regulation 14A dated March 18, 1996, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption, "Relationship with Independent Public Accountants and Certain Other Relationships and Related Transactions," on page 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 18, 1996, is incorporated herein by reference.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) Financial Statements:

        The  following   documents   included  in  the  1995  Annual  Report  to
        Shareholders are incorporated by reference in Part II, Item 8:

           Consolidated statement of (loss) income - Years ended December 31, 1995, 1994 and 1993

           Consolidated balance sheet - December 31, 1995 and 1994

           Consolidated statement of cash flows - Years ended December 31, 1995, 1994 and 1993

           Consolidated statement of changes in shareholders' equity - Years ended December 31, 1995, 1994 and 1993

           Notes to consolidated financial statements

           Report of independent accountants

    (2) Financial Statement Schedules:

        There  were  no  financial statement schedules required under this item.

    (3) Exhibits:

        See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)     Reports on Form 8-K

        Amendment  No. 1 to the Current  Report on Form 8-K dated  September 15,
        1995  to  include  the  financial   statements  and  proforma  financial
        information omitted from the original filing, November 29, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BALL CORPORATION
                                        (Registrant)
                                        By:  /s/ George A. Sissel
                                             ---------------------------------
                                             George A. Sissel, President and
                                               Chief Executive Officer
                                             March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)   Principal Executive Officer:
                                                   President and
      /s/  George A. Sissel                        Chief Executive Officer
      --------------------------------------       March 29, 1996
      George A. Sissel

(2)   Principal Financial Accounting Officer:
                                                   Executive Vice President and
      /s/  R. David Hoover                         Chief Financial Officer
      --------------------------------------       March 29, 1996
      R. David Hoover

(3)   Controller:

      /s/  Albert R. Schlesinger                   Vice President and Controller
      --------------------------------------       March 29, 1996
      Albert R. Schlesinger

(4)   A Majority of the Board of Directors:

      /s/  Frank A. Bracken                *       Director
      --------------------------------------       March 29, 1996
      Frank A. Bracken

      /s/  Howard M. Dean                  *       Director
      --------------------------------------       March 29, 1996
      Howard M. Dean

      /s/  John T. Hackett                 *       Director
      --------------------------------------       March 29, 1996
      John T. Hackett

      /s/  John F. Lehman                  *       Director
      --------------------------------------       March 29, 1996
      John F. Lehman

      /s/  Jan Nicholson                   *       Director
      --------------------------------------       March 29, 1996
      Jan Nicholson

      /s/  Alvin Owsley                    *       Chairman of the Board and
      --------------------------------------       Director
      Alvin Owsley                                 March 29, 1996


      /s/  George A. Sissel                *       President and Chief Executive
      --------------------------------------       Officer and Director
      George A. Sissel                             March 29, 1996

      /s/  W. Thomas Stephens              *       Director
      --------------------------------------       March 29, 1996
      W. Thomas Stephens

      /s/  William P. Stiritz              *       Director
      --------------------------------------       March 29, 1996
      William P. Stiritz

*By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                            By:  /s/ George A. Sissel
                                                 -------------------------------
                                                 George A. Sissel
                                                 As Attorney-In-Fact
                                                 March 29, 1996

                        Ball Corporation and Subsidiaries
                           Annual Report on Form 10-K
                      For the year ended December 31, 1995

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

       4.2 Dividend distribution payable to shareholders of record on August 4, 1986, of one preferred stock purchase right for each outstanding share of common stock under the Rights Agreement dated as of July 22, 1986, and as amended by the Amended and Restated Rights Agreement dated as of January 24, 1990, and the First Amendment, dated as of July 27, 1990, between the corporation and The First National Bank of Chicago (filed by incorporation by reference to the Form 8-A Registration Statement, No. 1-7349, dated July 25, 1986, as amended by Form 8, Amendment No. 1, dated January 24, 1990, and by Form 8, Amendment No. 2, dated July 27, 1990) filed August 2, 1990.

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


      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
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

      10.9 An agreement dated September 15, 1988, between Ball Corporation and Onex Corporation to form a joint venture company known as Ball-Onex Packaging Corp., since renamed Ball Packaging Products Canada, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated December 8, 1988) filed December 23, 1988.

      10.10 Stock Purchase Agreement dated as of June 29, 1989, between Ball Corporation and Mellon Bank, N.A. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1989) filed August 15, 1989.

      10.11 Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

      10.12 1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-40199) filed April 26, 1991.

      10.13 Agreement of Purchase and Sale, dated April 11, 1991, between Ball Corporation and the term lenders of Ball Packaging Products Canada, Inc., Citibank Canada, as Agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1991) filed May 15, 1991.

      10.14 Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995.


      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
      10.15      Agreement  and  Plan of Merger among Ball Corporation, Ball Sub
                 Corp. and Heekin Can, Inc. dated as of December 1, 1992, and as amended as of December 28, 1992 (filed by incorporation by reference to the Registration Statement on Form S-4, No.
                 33-58516) filed February 19, 1993.

      10.16 Distribution Agreement between Ball Corporation and Alltrista (filed by incorporation by reference to the Alltrista Corporation Form 8, Amendment No. 3 to Form 10, No. 0-21052, dated December 31, 1992) filed March 17, 1993.

      10.17 1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

      10.18 Retirement Agreement dated June 17, 1994, between Delmont A. Davis and Ball Corporation (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

      10.19 Ball-InCon Glass Packaging Corp. Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.20 Retention Agreement dated June 22, 1994, between Donovan B. Hicks and Ball Corporation (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

      10.21 Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

      10.22 Ball Corporation Split Dollar Life Insurance Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

      10.23 Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995.

      10.24 Asset Purchase Agreement dated June 26, 1995, among Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.), Ball Glass Container Corporation and Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.


      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
      10.25      Foster Ball, L.L.C.  (since renamed Ball-Foster Glass Container
                 Co., L.L.C.) Amended and  Restated  Limited  Liability  Company
                 Agreement  dated  June 26, 1995, among  Saint-Gobain Holdings I
                 Corp., BG Holdings I, Inc. and BG Holdings II, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

      11.1       Statement   re:  Computation  of  Earnings  Per  Share.  (Filed
                 herewith.)

      13.1 Ball Corporation 1995 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

      18.1 Letter re: Change in Accounting Principles (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995) filed August 15, 1995.

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