Form 10-K/A
period 1996-03-31
BALL CORP
filed 1996-05-01
CIK 9389

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

                      345 South High Street, P.O. Box 2407
                           Muncie, Indiana 47307-0407
       Registrant's telephone number, including area code: (317) 747-6100
- --------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
        Title of each class                      on which registered
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

               Class                          Outstanding at March 1, 1996
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


                                PORTIONS AMENDED
Parts III and IV of the Annual Report on Form 10-K for the year ended December 31, 1995 are amended as set forth in the following pages.

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant

The executive officers of the company are as follows:

 1. George A. Sissel, 59, Chairman, President and Chief Executive Officer, since April 1996; President and Chief Executive Officer, 1995-1996; Acting President and Chief Executive Officer, 1994-1995; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice President, Corporate Secretary and General Counsel, 1987-1992; Vice President, Corporate Secretary and General Counsel, 1981-1987.

 2. R. David Hoover, 50, Executive Vice President, Chief Financial Officer and Treasurer, since April 1996; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

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

 7. Albert R. Schlesinger, 54, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

 8. Raymond J. Seabrook, 45, Vice President, Planning and Control, since April 1996; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

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

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 and under the caption, "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 18, 1996, is incorporated herein by reference. Effective April 24, 1996, the Director Nominees named in the company's proxy statement were elected to their positions and George A. Sissel was named Chairman of the Board of Directors, succeeding Alvin Owsley, who retired.

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

(b)     Reports on Form 8-K

        Amendment  No. 1 to the Current  Report on Form 8-K dated  September 15,
        1995  to  include  the  financial   statements  and  proforma  financial
        information omitted from the original filing, filed November 29, 1995.

        Current Report on Form 8-K dated January 24, 1996 announcing approval by the Board of Directors of an extension of the benefits afforded by the company's existing shareholder rights plan by the adoption of a new shareholder rights plan, filed February 14, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:      -------------------------------
         R. David Hoover
         Executive Vice President
           Chief Financial Officer
           and Treasurer

Date:    -------------------------------

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

       4.3 Rights Agreement, dated as of January 24, 1996, between Ball Corporation and First Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A the description of Preferences and Rights of the Series A Junior Participating Preferred Stock and as Exhibit B the form of Rights Certificate (filed by incorporation by reference to the Current Report on Form 8-K dated January 24, 1996) filed February 14, 1996.

      10.1 1975 Stock Option Plan as amended, 1980 Stock Option and Stock Appreciation Rights Plan, as amended, 1983 Stock Option and Stock Appreciation Rights Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 2-82925) filed April 27, 1983.

      10.2 Restricted Stock Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 2-61252) filed May 2, 1978.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
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

      10.5 Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.6 Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.7 Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.8 Form of the Severance Benefit Agreement dated August 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

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

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
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

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
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

      10.26      Form of Severance Agreement dated January 24, 1996 which exists
                 between  the  company  and  its  executive   officers.   (Filed
                 herewith).

      10.27      Form of  Amendment  dated  January  24,  1996 to the  Severance
                 Benefit Agreement which exists between the company and its executive officers. (Filed herewith).

      10.28      Amendment  dated  January 24, 1996  to the  Retention Agreement
                 between  Donovan  B.  Hicks  and   Ball   Corporation.   (Filed
                 herewith).

      11.1 Statement re: Computation of Earnings Per Share is incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1995, of which this Amendment No. 1 on Form 10-K/A forms a part.

      13.1 Ball Corporation 1995 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) is incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1995, of which this Amendment No. 1 on Form 10-K/A forms a part.

      18.1 Letter re: Change in Accounting Principles (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995) filed August 15, 1995.

      21.1 List of Subsidiaries of Ball Corporation is incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1995, of which this Amendment No. 1 on Form 10-K/A forms a part.

      23.1 Consent of Independent Accountants is incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1995, of which this Amendment No.
                 1 on Form 10-K/A forms a part.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
      24.1       Limited Power of Attorney is  incorporated  herein by reference to the Annual  Report on Form 10-K for the year ended  December
                 31, 1995, of which this Amendment No. 1 on Form 10-K/A forms a part.

      27.1 Financial Data Schedule is incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 1995, of which this Amendment No. 1 on Form 10-K/A forms a part.

      99.1 Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.