Form 10-Q
period 1996-03-31
BALL CORP
filed 1996-05-15
CIK 9389

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------


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

             Class                        Outstanding at April 30, 1996
         Common Stock,
           without par value                    30,197,709 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended March 31, 1996



                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of Income
            for the three month periods ended March 31, 1996, and
            April 2, 1995                                                 3

          Unaudited Condensed Consolidated Balance Sheet at
            March 31, 1996, and December 31, 1995                         4

          Unaudited Condensed Consolidated Statement of Cash Flows
            for the three month periods ended March 31, 1996, and
            April 2, 1995                                                 5

          Notes to Unaudited Condensed Consolidated Financial
            Statements                                                    6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8

PART II.  OTHER INFORMATION                                              10

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                                                           Three months ended
                                                                                -----------------------------------------
                                                                                    March 31,              April 2,
                                                                                      1996                   1995
                                                                                -------------------    ------------------

   Net sales                                                                    $        462.0         $        605.6
                                                                                -------------------    ------------------

   Costs and expenses
     Cost of sales                                                                       424.5                  540.9
     General and administrative expenses                                                  19.6                   23.9
      Selling and product development expenses                                             4.5                    7.4
     Net gain on disposition of business and other                                        --                     (3.8)
     Interest expense                                                                      8.4                    9.6
                                                                                -------------------    ------------------
                                                                                         457.0                  578.0
                                                                                -------------------    ------------------

   Income before taxes on income, minority interests and
      equity in earnings of affiliates                                                     5.0                   27.6

   Provision for taxes on income                                                          (1.7)                 (10.1)

   Minority interests                                                                     --                     (1.4)

   Equity in earnings of affiliates                                                        2.2                    0.2
                                                                                -------------------    ------------------

   Net income                                                                              5.5                   16.3

   Preferred dividends, net of tax benefit                                                (0.8)                  (0.8)
                                                                                -------------------    ------------------

   Earnings attributable to common shareholders                                 $          4.7         $         15.5
                                                                                ===================    ==================

   Earnings per share of common stock                                           $         0.16         $         0.52
                                                                                ===================    ==================

   Fully diluted earnings per share                                             $         0.15         $         0.49
                                                                                ===================    ==================

   Cash dividends declared per common share                                     $         0.15         $         0.15
                                                                                ===================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.


                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                                                March 31,             December 31,
                                                                                  1996                    1995
                                                                             ----------------       ----------------


ASSETS
Current assets
   Cash and temporary investments                                            $         18.8         $         5.1
   Accounts receivable, net                                                           242.6                 200.0
   Inventories, net
     Raw materials and supplies                                                        79.5                  82.8
     Work in process and finished goods                                               291.3                 235.7
   Deferred income tax benefits and prepaid expenses                                   89.1                  69.1
                                                                             ------------------     ------------------
     Total current assets                                                             721.3                 592.7
                                                                             ------------------     ------------------

Property, plant and equipment, at cost                                              1,210.4               1,146.8
Accumulated depreciation                                                             (534.7)               (518.2)
                                                                             ------------------     ------------------
                                                                                      675.7                 628.6
                                                                             ------------------     ------------------

Investment in affiliates                                                              257.4                 262.8
Goodwill and other assets                                                             144.5                 128.4
                                                                             ------------------     ------------------

                                                                             $      1,798.9         $     1,612.5
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                     $        198.2         $       155.0
   Accounts payable                                                                   215.6                 195.3
   Salaries, wages and other current liabilities                                      139.2                 147.2
                                                                             ------------------     ------------------
     Total current liabilities                                                        553.0                 497.5
                                                                             ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                     456.8                 320.4
   Employee benefit obligations, deferred income taxes and other                      197.5                 205.9
                                                                             ------------------     ------------------
     Total noncurrent liabilities                                                     654.3                 526.3
                                                                             ------------------     ------------------

Contingencies
Minority interests                                                                      9.2                   6.0
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                           65.1                  65.6
   Unearned compensation - ESOP                                                       (50.4)                (50.4)
                                                                             ------------------     ------------------
     Preferred shareholder's equity                                                    14.7                  15.2
                                                                             ------------------     ------------------

   Common stock (issued 32,365,775 shares - 1996;
      32,172,768 shares - 1995)                                                       299.1                 293.8
   Retained earnings                                                                  336.9                 336.4
   Treasury stock, at cost (2,245,509 shares - 1996;
      2,058,173 shares - 1995)                                                        (68.3)                (62.7)
                                                                             ------------------     ------------------
     Common shareholders' equity                                                      567.7                 567.5
                                                                             ------------------     ------------------

                                                                             $        1,798.9         $     1,612.5
                                                                             ==================     ==================

See accompanying notes to unaudited condensed consolidated financial statements.


                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                        Three months ended
                                                                             ---------------------------------------
                                                                                March 31,              April 2,
                                                                                  1996                   1995
                                                                             ----------------       ----------------



Cash flows from operating activities
   Net income                                                                $          5.5         $         16.3
   Reconciliation of net income to net cash used in operating activities:
     Depreciation and amortization                                                     20.2                   32.0
     Other, net                                                                       (12.0)                 (15.8)
     Changes in working capital components                                           (107.4)                 (80.1)
                                                                             ------------------     ------------------
       Net cash used in operating activities                                          (93.7)                 (47.6)
                                                                             ------------------     ------------------

Cash flows from financing activities
   Net change in long-term debt                                                       137.4                   (2.4)
   Net change in short-term debt                                                       41.8                   70.6
   Common dividends                                                                    (4.5)                  (4.5)
   Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                                  5.3                   10.3
   Acquisitions of treasury stock                                                      (5.5)                 (10.3)
   Other, net                                                                           1.9                   (0.3)
                                                                             ------------------     ------------------
       Net cash provided by financing activities                                      176.4                   63.4
                                                                             ------------------     ------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                         (57.7)                 (34.6)
   Net proceeds from disposition of business                                            -                     14.5
   Investment in affiliates                                                            (9.3)                  (1.1)
   Other, net                                                                          (2.0)                   3.1
                                                                             ------------------     ------------------
       Net cash used in investing activities                                          (69.0)                 (18.1)
                                                                             ------------------     ------------------

Net increase (decrease) in cash                                                        13.7                   (2.3)
Cash and temporary investments:
   Beginning of period                                                                  5.1                   10.4
                                                                             ==================     ==================
   End of period                                                             $         18.8         $          8.1
                                                                             ==================     ==================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
March 31, 1996

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General.

The accompanying condensed consolidated financial statements have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, the company believes that the financial statements reflect all adjustments which are necessary for a fair statement of the results for the interim period. Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of some seasonality in packaging operations. It is suggested that these unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates.

2.  Reclassifications.

Certain prior year amounts have been reclassified in order to conform with the 1996 presentation.

3.  Severance Charges.

The company eliminated approximately 75 salaried administrative and technical positions as part of a cost reduction program within its metal packaging business in March 1996. For employees whose employment was terminated, the company incurred an after-tax charge for severance of $1.7 million, or 6 cents per share included in general and administrative expenses.

4.  Equity Affiliate.

The company's significant equity affiliate, Ball-Foster Glass Container Co., L.L.C. (Ball-Foster) reported the following unaudited financial results for the three months ended March 31, 1996 (in millions):

  Net sales                                                           $   307.2
  Cost of sales                                                           276.4
  Net loss reported by Ball-Foster                                         (1.5)
  Net loss attributable to Ball Corporation                                (0.6)
  Net loss after taxes included in equity in earnings of affiliates   $    (0.2)

5.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock (ESOP Preferred) were 1,772,133 shares at March 31, 1996, and 1,786,852 shares at December 31, 1995.

6.  Contingencies.

In the ordinary course of business, the company is subject to various risks and uncertainties due, in part, to the highly competitive nature of the industries in which the company participates, its operations in developing markets outside the U.S., volatile costs of commodity materials used in the manufacture of its products, and changing capital markets. Where possible and practicable, the company attempts to minimize these risks and uncertainties.

From time to time, the company is subject to routine litigation incident to its business. Additionally, the U.S. Environmental Protection Agency has designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales of $462.0 million for the first quarter of 1996 increased
11.8 percent compared to the first quarter of 1995, excluding 1995 net sales totaling $192.3 million, from the company's former glass business and Efratom time and frequency measurement division (Efratom), which were sold in September and March of that year, respectively. All product lines reported increased sales enhanced by sales from the company's polyethylene terephthalate (PET) plastic container business, which began operations during the quarter. Consolidated operating earnings for the first quarter of 1996 were $13.4 million as compared to $39.5 million in the first quarter of 1995. This decrease was primarily due to the inclusion of earnings from the glass business in the 1995 quarter, reduced profits in the metal beverage can business due to higher raw material costs and price competition, costs in connection with the start-up of operations of the PET plastic container business and costs incurred for reductions in metal packaging administrative and technical staff.

Consolidated interest expense for the first quarter of 1996 was $8.4 million compared to $9.6 million for the first quarter of 1995. The decrease was attributable to a decrease in the average level of short-term borrowings outstanding partially offset by an increase in long-term borrowings.

Net income decreased from $16.3 million for the first quarter of 1995 to $5.5 million for the same period in 1996, while earnings per share decreased from 52 cents per share in 1995 to 16 cents per share in 1996. In addition to the after tax effects of operating earnings, lower net income reflects the $0.2 million loss from the Ball-Foster joint venture and a $0.4 million after-tax loss for EarthWatch, Inc. (EarthWatch). The PET start-up costs, the EarthWatch loss and charge for reductions in metal packaging administrative and technical staff reduced earnings per share by 16 cents. Net income in 1995 includes an after-tax gain of $7.7 million resulting from the sale of the company's Efratom division net of a $4.9 million after-tax charge related to the wind down of the visual image generation systems (VIGS) business.

Business Segments

Packaging segment net sales represented approximately 82.0 percent of first quarter 1996 consolidated net sales and increased to $378.2 million compared to $342.5 million in the first quarter of 1995, exclusive of 1995 sales of the glass packaging business. Operating earnings declined for the first quarter of 1996 as a result of PET start-up losses, including operating losses for the start-up operations of the PET plastic container manufacturing facility in Chino, California; the aforementioned charge for reductions in metal packaging administrative and technical staff; increased aluminum costs and the competitive pricing environment.

Within the packaging  segment,  sales in the metal container  business increased
9.1 percent for the three-month period due to higher North American beverage and food can unit volumes and increased international sales. The effects of increased unit volume sales in the North American metal beverage container business more than offset the effects of lower selling prices experienced in that part of the business. Operating earnings declined in the metal beverage container business reflecting increased costs of aluminum can sheet. Earnings in the metal food container business improved for the quarter reflecting higher unit volumes and sales prices.

Sales in the aerospace and technology segment increased 4.6 percent in 1996 compared to 1995. This improvement was primarily due to percentage of completion revenues recognized in connection with prior year contract awards and was partially offset by the company's sale of Efratom to Datum Inc. in March 1995. EarthWatch, a subsidiary of the company formed in late 1994, merged with WorldView Imaging Corporation during the first quarter of 1995 to serve the market for satellite-based remote sensing of the earth. Development stage losses of $0.4 million after-tax were recorded during the first quarter of 1996 related to this joint venture. Backlog at the quarter end was approximately $419 million compared to $420 million at December 31, 1995, and $293 million at the end of the first quarter of 1995.

RESTRUCTURING AND OTHER RESERVES

In 1993, the company recorded aggregate restructuring and other reserves of $108.7 million pretax in the third and fourth quarters for asset write-offs and write-downs to net realizable values, employee costs, termination benefits and pension curtailment losses. The balance of these reserves at December 31, 1995, was $22.0 million, of which $0.4 million was utilized during the three months ended March 31, 1996, for plant closings and $0.7 million was utilized for the disposal of the visual imaging product line.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations increased from $47.6 million in 1995 to $93.7 million in 1996 as a result of working capital requirements and decreased net income. The current ratio was 1.3 at March 31, 1996, compared to 1.2 at December 31, 1995.

Total debt increased by $179.6 million to $655.0 million at March 31, 1996, from $475.4 million at December 31, 1995, resulting in an increase in the debt-to-total capitalization ratio to 52.5 percent at March 31, 1996, from 44.7 percent as of December 31, 1995. The increase occurred in both short-term and long-term borrowings. The $136.4 million net increase in long-term borrowings is due almost entirely to the completion, in January 1996, of a $150 million private placement of long-term senior notes. The company had committed revolving credit facilities as of March 31, 1996, of $280.0 million with various banks consisting of a $150.0 million, five-year facility and several 364-day facilities amounting to $130.0 million. The company also has $356.0 in uncommitted credit facilities from various banks, of which $66.5 million was outstanding, and a Canadian dollar commercial paper facility of approximately $88.3 million, of which $65.4 million was outstanding at quarter end. Under an existing receivable sale agreement, a net amount of $66.5 million of packaging trade receivables have been sold without recourse as of March 31, 1996 (fees related to this agreement of $0.9 million and $1.2 million in 1996 and 1995, respectively, are included in general and administrative expenses at quarter-end).

The company anticipates total 1996 capital spending of approximately $280 million, including significant amounts for emerging businesses such as domestic plastic (PET) containers and metal beverage and food containers in China. Spending in existing businesses is concentrated within the packaging segment including conversion of a metal beverage container line to produce two-piece drawn and ironed food containers and completion of conversions of metal beverage container equipment to new industry specifications.

In the ordinary course of business, the company is subject to various risks and uncertainties due, in part, to the highly competitive nature of the industries in which the company participates, its operations in developing markets outside the U.S., volatile costs of commodity materials used in the manufacture of its products, and changing capital markets. Where possible and practicable, the company attempts to minimize these risks and uncertainties.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates.

From time to time, the company is subject to routine litigation incident to its business. Additionally, the U.S. Environmental Protection Agency has designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the company.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

On April 17, 1996, the company was served with a lawsuit filed by Marian Steich, Randall Steich and Ronald Mark Steich, alleging that the company's metal container group, a/k/a Ball Corporation, and over fifty other defendants disposed of certain hazardous waste at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit also alleges that American Ecology Corp., American Ecology Management Corp., American Ecology Environmental Services Company f/k/a Gibraltar Chemical Resources, Mobley Environmental Services, Inc., SSI Mobley Co., Inc., Mobley Company, Inc. and the managers of the site for Gibraltar, failed to manage appropriately the waste disposed of or treated at the Gibraltar site, resulting in release of hazardous substances into the environment. The plaintiffs allege that they have been denied the enjoyment of their property and have sustained personal and bodily injury and damages due to the release of hazardous waste and toxic substances into the environment caused by all the defendants. The plaintiffs allege numerous causes of action under state law and common law. Plaintiffs also seek to recover damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; and physical impairment, as well as punitive damages and prejudgement interest in unspecified amounts. The company intends to defend against this matter. Based on the limited information available to the company, at this time, the company is unable to express an opinion as to the actual exposure of the company for this matter.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending March 31, 1996.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending March 31, 1996.


Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending March 31, 1996.


Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending March 31, 1996.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

            10.1      Form of Amended and  Restated Severance Benefit  Agreement
                        dated May 1, 1996, which exists between the Company and its executive officers.

            11.1      Statement Re: Computation of Earnings per Share

            27.1      Financial Data Schedule

(b)      Reports on Form 8-K

         A Current Report on Form 8-K, dated January 26, 1996, announcing approval by the Board of Directors of an extension of the benefits afforded by the company's existing shareholder rights plan by the adoption of a new shareholder rights plan, filed February 14, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:      /s/  R. David Hoover
         -------------------------
         R. David Hoover
         Executive Vice President,
           Chief Financial Officer
           and Treasurer

Date:          May 15, 1996
         -------------------------

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1996


                                  EXHIBIT INDEX
                 Description                                       Exhibit
                 -----------                                    -------------

Form of Amended and Restated Severance Benefit Agreement dated
  May 1, 1996, which exists between the Company and its
  executive officers.                                              EX-10.1

Statement Re: Computation of Earnings per Share                    EX-11.1

Financial Data Schedule                                            EX-27.1