Form 10-Q
period 1996-06-30
BALL CORP
filed 1996-08-14
CIK 9389

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


                          Commission file number 1-7349

                                BALL CORPORATION

                           State of Indiana 35-0160610

                      345 South High Street, P.O. Box 2407
                              Muncie, IN 47307-0407
                                  317/747-6100


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at June 30, 1996
         Common Stock,
          without par value                               30,377,420 shares


                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended June 30, 1996



                                      INDEX



                                                                                        Page Number
                                                                                    ---------------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statement of Income for the
                   three and six month periods ended June 30, 1996 and July 2,
                   1995                                                                      3

                Unaudited Condensed Consolidated Balance Sheet at June 30, 1996
                   and December 31, 1995                                                     4

                Unaudited Condensed Consolidated Statement of Cash Flows for the
                   six month periods ended June 30, 1996 and July 2, 1995
                                                                                             5

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

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)
                                                           Three months ended                Six months ended
                                                      -----------------------------    -----------------------------
                                                       June 30,          July 2,        June 30,          July 2,
                                                         1996             1995            1996             1995
                                                      ------------     ------------    ------------     ------------
   Net sales                                          $    600.1       $    755.2      $   1,062.1      $   1,360.8
                                                      ------------     ------------    ------------     ------------

   Costs and expenses
     Cost of sales                                         547.9            679.4            972.4          1,220.3
     General and administrative expenses                    20.7             22.8             40.3             46.7
     Selling and product development expenses                3.1              5.9              7.6             13.3
     Net gain on dispositions of businesses                 --               --               --               (3.8)
     Interest expense                                       11.4             10.7             19.8             20.3
                                                      ------------     ------------    ------------     ------------
                                                           583.1            718.8          1,040.1          1,296.8
                                                      ------------     ------------    ------------     ------------

   Income before taxes on income, minority
     interests and equity in earnings of affiliates
                                                            17.0             36.4             22.0             64.0

   Provision for taxes on income                            (6.4)           (14.0)            (8.1)           (24.1)

   Minority interests                                        0.2             (1.2)             0.2             (2.6)
   Equity in earnings of affiliates                          1.0              0.7              3.2              0.9
                                                      ------------     ------------    ------------     ------------


   Net income                                               11.8             21.9             17.3             38.2

   Preferred dividends, net of tax benefit                  (0.7)            (0.8)            (1.5)            (1.6)
                                                      ------------     ------------    ------------     ------------

   Earnings attributable to common shareholders       $     11.1       $     21.1      $      15.8      $      36.6
                                                      ============     ============    ============     ============

   Earnings per share of common stock                 $     0.37       $     0.70      $      0.52      $      1.22
                                                      ============     ============    ============     ============

   Fully diluted earnings per share                   $     0.35       $     0.66      $      0.50      $      1.14
                                                      ============     ============    ============     ============

   Cash dividends declared per common share           $     0.15       $     0.15      $      0.30      $      0.30
                                                      ============     ============    ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)

                                                                                June 30,              December 31,
                                                                                  1996                    1995
                                                                            ----------------        ------------------
ASSETS
Current assets
   Cash and temporary investments                                            $         20.2         $         5.1
   Accounts receivable, net                                                           326.8                 200.0
   Inventories, net
     Raw materials and supplies                                                        84.9                  82.8
     Work in process and finished goods                                               253.1                 235.7
   Deferred income tax benefits and prepaid expenses                                   85.3                  69.1
                                                                             ------------------     ------------------
     Total current assets                                                             770.3                 592.7
                                                                             ------------------     ------------------

Property, plant and equipment, at cost                                              1,229.7               1,146.8
Accumulated depreciation                                                             (532.7)               (518.2)
                                                                             ------------------     ------------------
                                                                                      697.0                 628.6
                                                                             ------------------     ------------------

Investment in affiliates                                                              253.6                 262.8
Goodwill and other assets                                                             145.0                 128.4
                                                                             ------------------     ------------------

                                                                             $      1,865.9         $     1,612.5
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                     $        266.9         $       155.0
   Accounts payable                                                                   242.0                 195.3
   Salaries, wages and other current liabilities                                      134.8                 147.2
                                                                             ------------------     ------------------
     Total current liabilities                                                        643.7                 497.5
                                                                             ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                     431.7                 320.4
   Employee benefit obligations, deferred income taxes and other                      184.3                 205.9
                                                                             ------------------     ------------------
     Total noncurrent liabilities                                                     616.0                 526.3
                                                                             ------------------     ------------------

Contingencies
Minority interests                                                                      9.5                   6.0
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                           62.4                  65.6
   Unearned compensation - ESOP                                                       (47.3)                (50.4)
                                                                                                    ------------------
                                                                             ------------------
     Preferred shareholder's equity                                                    15.1                  15.2
                                                                             ------------------     ------------------

   Common stock (issued  32,657,944 shares - 1996;
      32,172,768 shares - 1995)                                                       307.7                 293.8
   Retained earnings                                                                  343.3                 336.4
   Treasury stock, at cost (2,280,524 shares - 1996;
      2,058,173 shares - 1995)                                                        (69.4)                (62.7)
                                                                                                    ------------------
                                                                             ------------------
     Common shareholders' equity                                                      596.7                 567.5
                                                                             ------------------     ------------------

                                                                             $      1,865.9         $     1,612.5
                                                                             ==================     ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                                                                       Six months ended
                                                                             -------------------------------------
                                                                                June 30,              July 2,
                                                                                  1996                 1995
                                                                             ----------------     ----------------

Cash flows from operating activities
   Net income                                                                    $   17.3             $   38.2
   Reconciliation of net income to net cash used in operating activities:
     Depreciation and amortization                                                   41.6                 64.0
     Other, net                                                                     (22.0)               (16.1)
     Changes in working capital components                                         (103.0)              (155.7)
                                                                             ----------------     ----------------
       Net cash used in operating activities                                        (66.1)               (69.6)
                                                                             ----------------     ----------------

Cash flows from financing activities
   Net change in long-term debt                                                     115.7                117.3
   Net change in short-term debt                                                    110.4                 42.5
   Common and preferred dividends                                                   (11.5)               (11.5)
   Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                               13.8                 16.5
   Acquisitions of treasury stock                                                    (6.6)               (14.2)
   Other, net                                                                        (3.5)                (0.5)
                                                                             ----------------     ----------------
       Net cash provided by financing activities                                    218.3                150.1
                                                                             ----------------     ----------------

Cash flows from investing activities
   Additions to property, plant and equipment                                      (104.0)               (81.1)
   Net proceeds from dispositions of businesses                                      --                   14.5
   Investments in and advances to affiliates and foreign joint ventures             (40.9)               (15.7)
   Other, net                                                                         7.8                  1.6
                                                                             ----------------     ----------------
       Net cash used in investing activities                                       (137.1)               (80.7)
                                                                             ----------------     ----------------

Net increase (decrease) in cash                                                      15.1                 (0.2)
Cash and temporary investments:
   Beginning of period                                                                5.1                 10.4
                                                                             ================     ================
   End of period                                                                 $   20.2             $   10.2
                                                                             ================     ================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
June 30, 1996

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

2.  Severance Charges.
The company eliminated approximately 75 salaried administrative and technical positions, during the first quarter of 1996, as part of a cost reduction program within its metal packaging business. For employees whose employment was terminated, the company incurred an after-tax charge for severance of $1.7 million, or 6 cents per share included in general and administrative expenses.

3.  Equity Affiliate.
The unaudited financial results of the company's significant equity affiliate, Ball-Foster Glass Container Co., L.L.C. (Ball-Foster) follow:

(dollars in millions)                                              Three months ended        Six months ended
                                                                     June 30, 1996             June 30, 1996
                                                                 -----------------------    --------------------
Net sales                                                               $ 383.5                    $ 717.1
Cost of sales                                                             382.2                      685.0
Net loss reported by Ball-Foster                                          (24.5)                     (26.0)
Net loss attributable to Ball Corporation                               $ (10.3)                   $ (10.9)

Net loss after taxes included in equity earnings of affiliates         $   (6.1)                  $   (6.3)
After-tax impact of reserves released                                       7.0                        7.0
                                                                   ----------------------     ------------------
Net income after taxes attributable to Ball's investment in
  Ball-Foster included in equity earnings of affiliates                $    0.9                   $    0.7

The net loss reported by Ball-Foster included a provision for costs associated with the closure of two glass manufacturing facilities that were previously owned by Ball and amortization of moulds previously capitalized by the Foster-Forbes glass business. Ball's share of Ball-Foster's net loss was more than offset by the after-tax benefits from the release of certain reserves provided by Ball in connection with the sale of the glass business to Ball-Foster in 1995 that Ball has since determined are no longer required.

4.  Shareholders' Equity.
Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,699,900 shares at June 30, 1996, and 1,786,852 shares at December 31, 1995.

5.  Contingencies.
In the ordinary course of business, the company is subject to various risks and uncertainties due, in part, to the highly competitive nature of the industries in which the company participates, its operations in developing markets outside the U.S., volatile costs of commodity materials used in the manufacture of its products, and changing capital markets. Where possible and practicable, the company attempts to minimize these risks and uncertainties.

From time to time, the company is subject to routine litigation incidental to its business. Additionally, the U.S. Environmental Protection Agency has designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Consolidated net sales and operating earnings for the second quarter of 1996 were $600.1 million and $31.6 million, respectively, compared to $755.2 million and $48.9 million for the second quarter of 1995, respectively. For the first six months of 1996, consolidated net sales and operating earnings were $1.1 billion and $44.9 million, respectively, compared to $1.4 billion and $88.3 million, respectively, for the 1995 six month period. The lower sales and earnings in 1996 were primarily attributable to the impact of the sale of the company's glass container and Efratom businesses in September 1995 and March 1995, respectively; lower earnings in the metal beverage container business; and, increased startup losses within the company's new PET plastic container business.

Interest expense was $11.4 million in the second quarter of 1996 compared to $10.7 million in the 1995 second quarter. For the year-to-date periods, interest expense was $19.8 million and $20.3 million for 1996 and 1995, respectively. Higher interest expense in the 1996 second quarter reflects higher average debt levels partially offset by lower rates on interest-sensitive borrowings. For the six month periods, interest expense was lower in 1996, a result of lower first quarter 1996 borrowings and lower rates.

Taxes on income of $6.4 million and $8.1 million for the second quarter and first half of 1996, respectively, compare to $14.0 million and $24.1 million for the second quarter and first half of 1995, respectively. The lower taxes reflect the lower operating results in 1996.

Equity in earnings of affiliates were $1.0 million and $0.7 million for the second quarters of 1996 and 1995, respectively. For the six month periods, equity in earnings of affiliates were $3.2 million and $0.9 million for 1996 and 1995, respectively. Included in the second quarter results was the company's 42 percent share of Ball-Foster's operating loss of $6.1 million, after taxes. The operating loss included a provision for costs associated with the closure of two glass manufacturing facilities in South Carolina and Illinois that were previously owned by Ball and amortization of moulds previously capitalized by the Foster-Forbes glass business and which are now fully amortized. Ball-Foster's losses attributable to Ball were essentially offset by the after-tax benefits from the release of certain reserves provided by Ball in connection with the sale of the glass business to Ball-Foster in 1995 that Ball has since determined are no longer required. In addition, the company recorded its share of losses reported by EarthWatch Inc., a development stage company. The impact of EarthWatch on the quarter and year-to-date periods of 1996 was a loss of $1.2 million and $1.6 million, respectively. The losses in the comparable 1995 periods were not significant.

Net income and earnings per share for the second quarter of 1996 were $11.8 million and 37 cents per share, compared to $21.9 million and 70 cents per share in the second quarter of 1995. For the six months of 1996 and 1995, net income was $17.3 million and $38.2 million, respectively; and earnings per share was 52 cents and $1.22 for the 1996 and 1995 year-to-date periods, respectively. The lower net income and earnings per share amounts in 1996 were a result of the lower operating results in 1996 discussed above.

Business Segments
Packaging
Packaging net sales for the second quarter and year-to-date periods of 1996 were
25.6 percent and 26.7 percent lower, respectively, than the comparable 1995 periods. Excluding the financial impact of the glass container business in 1995, packaging net sales for the second quarter and first half of 1996 exceeded comparable 1995 amounts by 5.3 percent and 7.4 percent, respectively, reflecting increased sales in the metal food container business and sales from the company's new PET plastic container business. Operating earnings for the packaging segment were 43.5 percent and 58.4 percent lower for the second quarter and six month periods of 1996, respectively, compared to 1995. Operating results for the packaging segment, excluding the 1995 glass container results, were 24.0 percent and 45.0 percent lower for the second quarter and first six months of 1996, respectively. The lower results in the second quarter of 1996 are primarily due to lower results in the metal beverage container business. The six month period ended June 30, 1996 reflects lower results in the metal beverage containers business, as well as the impact of startup losses in the PET plastic container business and a $2.7 million pretax charge for a reduction in packaging administrative staff.

Within the packaging segment, North American metal beverage container shipments of cans and ends have increased by 11 percent and 9 percent for the second quarter and year-to-date periods of 1996, respectively, compared to the 1995 periods. The impact of increased shipping volume on net sales has been substantially offset by lower selling prices, due to the effect of lower market prices for aluminum sheet and competitive pricing. Lower operating earnings in the North American metal beverage container business were a result of the aforementioned lower selling prices coupled with higher can sheet costs, the effects of lower aluminum scrap sales prices, and manufacturing inefficiencies caused by the conversion of production capabilities to a smaller diameter end and lower gauge aluminum. Sales of metal beverage containers in China by the company's Hong Kong-based subsidiary increased for the 1996 second quarter and year-to-date periods versus 1995, though operating earnings were lower due to metal cost increases and competitive pricing.

The North American metal food container business recorded increased sales in excess of 8 percent for the second quarter and six month periods of 1996 compared to 1995, with increased operating earnings of 38 percent for the second quarter and 29 percent for the year-to-date period, compared to the prior year periods. An 11 percent increase in food container shipments and improved manufacturing efficiencies contributed to the improved results.

The company's PET plastic container facility in Chino, California began shipping containers in the first quarter of 1996. The second facility in Baldwinsville, New York began shipping product in March, and a third plant in Reading, Pennsylvania was completed in June. A fourth manufacturing plant in Ames, Iowa was announced in late May, with production scheduled to begin in early 1997. The California plant was not at full production during the quarter resulting in start-up losses.

As discussed earlier, the company recorded a $6.1 million loss in the second quarter of 1996 ($6.3 million for the first half) for its 42 percent equity stake in Ball-Foster, which was essentially offset by the release of reserves provided by Ball related to Ball-Foster which Ball has since determined are no longer required. In addition, operating results of the Ball-Foster business continued to be negatively impacted by an extremely competitive pricing environment in the beer and beverage container market, partially offset by positive manufacturing efficiencies.

Aerospace and Technologies
Aerospace and technologies segment sales for the second quarter and six month periods of 1996 were 21.8 percent and 13.3 percent higher than the second quarter and six month periods of 1995. Segment operating earnings for the second quarter of 1996 were slightly higher than same quarter of 1995 while the 1996 six month results were 16.4 percent lower than the first half of 1995, which included a $11.8 million gain on the sale of the Efratom business in March 1995 and a charge of $8.0 million for additional costs related to the imaging products business which had been discontinued. Excluding the effects of the Efratom and imaging products businesses from 1995 results, sales and operating earnings for the first half of 1996 were 20.4 percent and 8.6 percent higher, respectively, than the first half of 1995. The increased sales and earnings are primarily attributable to a significant, classified multi-year contract the company entered into in late 1995. Sales and earnings for the last half of 1996 are expected to remain strong with contract backlog at $398 million at June 30, 1996, compared to $420 million and $417 million at December 31, 1995 and June 30, 1995, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $66.1 million for the six months of 1996 compared to $69.6 million for the same period of 1995, which included seasonal cash outflows for the glass container business. Capital spending for the first half of 1996 of $104.0 million was primarily for construction of the PET plastic container facilities, the completion of lightweighting projects in North American beverage packaging facilities, and construction of international metal beverage packaging facilities. Total capital spending for 1996 is anticipated to be over $200 million. In addition, the company provided $40.9 million to Brazilian and Thai equity affiliates in investments and advances in the first half of 1996 versus $15.7 million in 1995 period, largely in China.

Working capital (excluding cash and current debt) was $373.3 million at June 30, 1996 compared to $245.1 million at December 31, 1995. The increase of $128.2 million was primarily due to higher accounts receivable and inventories as sales increased in the second quarter of 1996. The working capital ratio (total current assets divided by total current liabilities) was 1.20 at quarter end versus 1.19 at year end 1995.

Total debt at June 30, 1996 was $698.5 million compared to $475.4 million at December 31, 1995, an increase of $223.1 million used to fund operations including seasonal working capital requirements, capital spending and investments in affiliates. Total debt-to-total capitalization at the end of the 1996 second quarter increased to 53.5 percent from 44.7 percent at year end 1995, reflecting the higher level of debt.

In January 1996, the company privately placed long-term senior notes totaling $150 million. At June 30, 1996, the company had committed revolving credit facilities of $280 million with various banks consisting of a $150 million, five-year facility and 364-day facilities amounting to $130 million. The company also had $356 million in uncommitted credit facilities from various banks, of which $105 million was outstanding, and a Canadian dollar commercial paper facility of approximately $88 million, of which $78 million was outstanding at quarter end. The company's Hong Kong-based metal packaging subsidiary had additional uncommitted credit facilitates of approximately $79 million of which $45 million was outstanding. Under the company's receivable sale agreement, a net amount of $66.5 million of domestic packaging trade receivables have been sold without recourse at June 30, 1996, which are reflected as a reduction in accounts receivable. Fees in connection with this program, included in general and administrative expenses, were $1.8 million and $2.3 million for the six month periods of 1996 and 1995, respectively.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending June 30, 1996.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending June 30, 1996.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending June 30, 1996.


Item 4.  Submission of matters to a vote of security holders

The Company held the Annual Meeting of Shareholders on April 24, 1996. Matters voted upon by proxy were: the election of three directors for three-year terms expiring in 1999; and, the ratification of the appointment of Price Waterhouse LLP as independent accountants for 1996. The results of the vote are as follows:

                                                      Voted For       Voted Against       Withheld/Abstained
Election of directors for terms expiring in 1999:
   George McFadden                                    28,716,872             --                      698,720
   W. Thomas Stephens                                 28,119,722             --                    1,295,870

   William P. Stiritz                                 28,159,076             --                    1,256,516

Appointment of Price Waterhouse LLP as
   independent accountants for 1996                   29,173,867            143,807                   97,918

Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending June 30, 1996.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

            11.1  Statement Re: Computation of Earnings per Share

            27.1  Financial Data Schedule for the Six Months Ending June 30,1996

(b)      Reports on Form 8-K

         A Current Report on Form 8-K, dated January 26, 1996, announcing approval by the Board of Directors of an extension of the benefits afforded by the company's existing shareholder rights plan by the adoption of a new shareholder rights plan, filed February 14, 1996.

         A Current Report on Form 8-K, dated July 16, 1996, identifying important factors that could cause the company's actual results to differ materially from those projected in forward-looking statements of the company made by, or on behalf of the company, in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, filed July 16, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:        /s/  R. David Hoover
         R. David Hoover
         Executive Vice President,
           Chief Financial Officer
           and Treasurer

Date:          August 14, 1996

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 1996


                                  EXHIBIT INDEX

                             Description                                 Exhibit
                             -----------                                 -------



Statement Re: Computation of Earnings per Share                          EX-11.1

Financial Data Schedule for the Six Months Ending June 30, 1996          EX-27.1

Cautionary statement for purposes of the "safe harbor" provisions
   of the Private Securities Litigation Reform Act of 1995.              EX-99.1