Form 10-Q
period 1996-09-29
BALL CORP
filed 1996-11-13
CIK 9389

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                     OF 1934 For the quarterly period ended
                               September 29, 1996


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

               Class                             Outstanding at October 27, 1996
         Common Stock,
           without par value                             30,515,573 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                     For the period ended September 29, 1996


                                      INDEX


                                                                                        Page Number
                                                                                    ---------------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statement of
                     Income (Loss) for the three and nine month periods ended
                   September 29, 1996 and October 1, 1995                                    3

                Unaudited Condensed Consolidated Balance Sheet at September 29,
                   1996 and December 31, 1995                                                4

                Unaudited Condensed Consolidated Statement of Cash Flows for
                   the nine month periods ended September 29, 1996 and
                   October 1, 1995                                                           5

                Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                             6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                       8

PART II.        OTHER INFORMATION                                                           11

PART I.   FINANCIAL INFORMATION
Item 1.        Financial Statements

                        Ball Corporation and Subsidiaries
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                 (Millions of dollars except per share amounts)

                                                             Three months ended                   Nine months ended
                                                      ---------------------------------    ---------------------------------
                                                       September 29,       October 1,       September 29,       October 1,
                                                            1996              1995               1996              1995
                                                      -----------------    ------------    -----------------    ------------

   Net sales                                          $    622.2           $    760.7      $   1,684.3          $   2,121.5
                                                      -----------------    ------------    -----------------    ------------

   Costs and expenses
     Cost of sales                                         566.7                690.9          1,539.1              1,911.2
     General and administrative expenses                    17.0                 23.1             57.3                 69.8
     Selling and product development expenses                5.1                  5.4             12.7                 18.7
     Net loss on dispositions of businesses                 --                  113.3             --                  109.5
     Interest expense                                       10.5                 10.2             30.3                 30.5
                                                      -----------------    ------------    -----------------    ------------
                                                           599.3                842.9          1,639.4              2,139.7
                                                      -----------------    ------------    -----------------    ------------

   Income (loss) before taxes on income, minority
     interests and equity in earnings of affiliates         22.9                (82.2)            44.9                (18.2)

   Provision for income tax (expense) benefit               (3.7)                24.2            (11.8)                 0.1
   Minority interests                                       (0.3)                (1.6)            (0.1)                (4.2)
   Equity in earnings of affiliates                          1.2                  2.3              4.4                  3.2
                                                      -----------------    ------------    -----------------    ------------


   Net income (loss)                                        20.1                (57.3)            37.4                (19.1)

   Preferred dividends, net of tax benefit                  (0.7)                (0.7)            (2.2)                (2.3)
                                                      -----------------    ------------    -----------------    ------------

   Earnings (loss) attributable to common
     shareholders                                     $     19.4           $    (58.0)     $      35.2          $     (21.4)
                                                      =================    ============    =================    ============

   Earnings (loss) per share of common stock          $     0.64           $    (1.93)     $      1.16          $     (0.71)
                                                      =================    ============    =================    ============

   Fully diluted earnings (loss) per share            $     0.60           $    (1.93)     $      1.11          $     (0.71)
                                                      =================    ============    =================    ============

   Cash dividends declared per common share           $     0.15           $     0.15      $      0.45          $      0.45
                                                      =================    ============    =================    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                                              September 29,          December 31,
                                                                                  1996                  1995
                                                                             ----------------       ----------------

ASSETS
Current assets
   Cash and temporary investments                                            $         10.8         $         5.1
   Accounts receivable, net                                                           386.4                 200.0
   Inventories, net
     Raw materials and supplies                                                        91.2                  82.8
     Work in process and finished goods                                               196.7                 235.7
   Deferred income tax benefits and prepaid expenses                                   80.4                  69.1
                                                                             ------------------     ------------------
     Total current assets                                                             765.5                 592.7
                                                                             ------------------     ------------------

Property, plant and equipment, at cost                                              1,267.5               1,146.8
Accumulated depreciation                                                             (551.7)               (518.2)
                                                                             ------------------     ------------------
                                                                                      715.8                 628.6
                                                                             ------------------     ------------------

Investment in affiliates                                                              269.1                 262.8
Goodwill and other assets                                                             153.5                 128.4
                                                                             ------------------     ------------------

                                                                             $      1,903.9         $     1,612.5
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                     $        292.8         $       155.0
   Accounts payable                                                                   250.9                 195.3
   Salaries, wages and other current liabilities                                      125.8                 147.2
                                                                             ------------------     ------------------
     Total current liabilities                                                        669.5                 497.5
                                                                             ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                     427.8                 320.4
   Employee benefit obligations, deferred income taxes and other                      182.1                 205.9
                                                                             ------------------     ------------------
     Total noncurrent liabilities                                                     609.9                 526.3
                                                                             ------------------     ------------------

Contingencies
Minority interests                                                                      7.3                   6.0
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                           62.4                  65.6
   Unearned compensation - ESOP                                                       (47.3)                (50.4)
                                                                             ------------------     ------------------
     Preferred shareholder's equity                                                    15.1                  15.2
                                                                             ------------------     ------------------

   Common stock (issued  32,807,794 shares - 1996;
      32,172,768 shares - 1995)                                                       313.9                 293.8
   Retained earnings                                                                  357.8                 336.4
   Treasury stock, at cost (2,197,145 shares - 1996;
      2,058,173 shares - 1995)                                                        (69.6)                (62.7)
                                                                             ------------------     ------------------
     Common shareholders' equity                                                      602.1                 567.5
                                                                             ------------------     ------------------

                                                                             $      1,903.9         $     1,612.5
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                      Nine months ended
                                                                             -------------------------------------
                                                                              September 29,         October 1,
                                                                                  1996                 1995
                                                                             ----------------     ----------------


Cash flows from operating activities
   Net income (loss)                                                             $   37.4             $  (19.1)
   Reconciliation of net income (loss) to net cash provided by operating activities:
     Net loss on dispositions, restructuring and other                               --                  109.5
     Depreciation and amortization                                                   63.7                 92.3
     Deferred taxes on income                                                        14.4                (14.9)
     Other, net                                                                     (20.4)               (28.6)
     Changes in working capital components                                          (91.8)              (101.1)
                                                                             ----------------     ----------------
       Net cash provided by operating activities                                      3.3                 38.1
                                                                             ----------------     ----------------

Cash flows from financing activities
   Net change in long-term debt                                                     124.0                (54.9)
   Net change in short-term debt                                                    124.1                (17.5)
   Common and preferred dividends                                                   (16.1)               (16.0)
   Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                               20.0                 25.7
   Acquisitions of treasury stock                                                    (6.8)               (19.0)
   Other, net                                                                       (30.3)                (1.2)
                                                                             ----------------     ----------------
       Net cash provided by (used in) financing activities                          214.9                (82.9)
                                                                             ----------------     ----------------

Cash flows from investing activities
   Additions to property, plant and equipment                                      (144.5)              (126.5)
   Net cash related to the dispositions of businesses                               (14.6)               332.0
   Investments in and advances to affiliates and foreign joint ventures             (39.4)              (218.1)
   Net cash flows from company owned life insurance                                  (8.5)                85.0
   Other, net                                                                        (5.5)                 3.5
                                                                             ----------------     ----------------
       Net cash (used in) provided by investing activities                         (212.5)                75.9
                                                                             ----------------     ----------------

Net increase in cash                                                                  5.7                 31.1
Cash and temporary investments:
   Beginning of period                                                                5.1                 10.4
                                                                             ================     ================
   End of period                                                                 $   10.8             $   41.5
                                                                             ================     ================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
September 29, 1996

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

2.  Reclassifications.

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

3.  Ball-Foster.

Effective October 1, 1996, the company sold its remaining 42 percent indirect interest in Ball-Foster Glass Container Co., L.L.C. (Ball-Foster), a manufacturer of glass containers, to a wholly owned subsidiary of Saint-Gobain Corporation for approximately $190 million in cash. The company expects to report a fourth quarter gain from the sale of this investment. The unaudited financial results of the company's then significant equity affiliate, Ball-Foster follow:

                                                                  Three months ended          Nine months ended
(dollars in millions)                                             September 29, 1996         September 29, 1996
                                                                 --------------------       --------------------

Net sales                                                           $     365.6             $      1,082.7
Cost of sales                                                             296.4                      981.4
Net income (loss) reported by Ball-Foster                                   9.5                      (16.5)
Net income (loss) attributable to Ball Corporation                  $       4.0             $         (6.9)
                                                                    ===========             ==============

Net income (loss) after taxes included in equity earnings of
affiliates                                                          $       2.0             $         (4.3)
After-tax impact of reserves released                                        --                        7.0
                                                                    -----------             --------------
Net income after taxes attributable to Ball's investment in
  Ball-Foster included in equity earnings of affiliates             $       2.0             $          2.7
                                                                    ===========             ==============

The year-to-date net loss reported by Ball-Foster includes a provision for costs associated with the closure of two glass manufacturing facilities that were previously owned by Ball and amortization of moulds previously capitalized by the Foster-Forbes glass business. Ball's share of Ball-Foster's net loss was more than offset by the after-tax benefits from the release of certain reserves during the second quarter, provided by Ball in connection with the sale of the glass business to Ball-Foster in 1995, and that Ball has since determined are no longer required.

4. Subsequent Event.

On November 8,1996, the company announced that it has signed an agreement with Lam Soon (Hong Kong) Limited to acquire Lam Soon's controlling interest in M.C. Packaging (Hong Kong) Limited for approximately $73 million. The acquisition, which will be made through the company's Hong Kong-based subsidiary, FTB Packaging Limited, is expected to close by early in 1997, subject to receiving certain approvals.

M.C. Packaging produces two-piece aluminum beverage cans as well as three-piece steel beverage and general purpose cans and plastic packaging products. M.C. Packaging has 14 manufacturing sites, one in Hong Kong and 13 through affiliates in the People's Republic of China, with a 19 percent market share of beverage cans in the PRC and a 50 percent beverage can market share in Hong Kong. Sales in 1995 were $195 million. FTB currently operates seven plants in China, primarily producing beverage cans and ends, with a 30 percent market share.

Along with the acquisition of the controlling interest in M.C. Packaging, a general offer will be made to acquire outstanding public shares of M.C. Packaging. If all public shares are tendered, Ball would ultimately expect to own, directly and indirectly, approximately 74 percent of M.C. Packaging.

5.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,699,900 shares at September 29, 1996, and 1,786,852 shares at December 31, 1995.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales and operating earnings for the third quarter of 1996 were $622.2 million and $36.1 million, respectively, compared to $760.7 million and a loss of $70.5 million for the third quarter of 1995, respectively. The 1995 third quarter loss includes a $113.3 million charge related to the sale of the glass business to Ball-Foster, as more fully described below. Excluding the 1995 glass operating results and the impact of the sale of the glass business, comparable 1996 third quarter operating earnings were marginally higher than 1995. For the first nine months of 1996, consolidated net sales and operating earnings were $1.7 billion and $81.0 million, respectively, compared to $2.1 billion and $17.8 million, respectively, for the 1995 nine month period. Excluding the 1995 operating results and net loss from businesses disposed, comparable consolidated operating earnings for the year-to-date period of 1996 declined 19.1 percent from the same period of 1995. This decline in 1996 operating earnings was primarily attributable to lower earnings in the metal beverage container business and continued startup losses within the company's new PET plastic container business.

Consolidated interest expense was $10.5 million in the third quarter of 1996 compared to $10.2 million in the 1995 third quarter. Higher interest expense in the 1996 third quarter reflects higher average debt levels partially offset by lower rates on interest-sensitive borrowings. For the year-to-date periods, interest expense was $30.3 million and $30.5 million for 1996 and 1995, respectively. For the nine month periods, interest expense was lower in 1996, a result of lower first quarter 1996 borrowings and lower rates on interest-sensitive borrowings.

The U.S. Internal Revenue Service (IRS) concurred with the company's position on certain tax matters in connection with a routine examination of its federal income tax return. As a result, the company recognized in net income, through a reduction of the provision for taxes on income, a refund from the IRS. Further, as a result of recently enacted changes in the tax law related to company owned life insurance, the company is required to exclude from deductible expenses a portion of interest incurred in connection with this program, retroactive to January 1, 1996. As a result, the provision for taxes on income was increased during the third quarter. The net effect of these tax adjustments was an increase in 1996 third quarter net income of $4.3 million, or 14 cents per share.

Equity in earnings of affiliates was $1.2 million and $2.3 million for the third quarters of 1996 and 1995, respectively. For the nine month periods, equity in earnings of affiliates was $4.4 million and $3.2 million for 1996 and 1995, respectively. Included in the 1996 third quarter and nine month results was the effect of the company's 42 percent share of Ball-Foster's operating earnings of $2.0 million and $2.7 million, after taxes, respectively. The nine month period of 1996 reflects a second quarter operating loss reported by Ball-Foster essentially offset by after-tax benefits from the release of certain reserves, provided by Ball in connection with the sale of the glass business to Ball-Foster in 1995, and that Ball has since determined are no longer required. In addition, the company recorded its share of losses reported by EarthWatch Inc., a development stage company. The impact of EarthWatch on the quarter and year-to-date periods of 1996 was a loss of $0.6 million and a loss of $2.2 million, respectively. The losses in the comparable 1995 periods were not significant. Internationally, consolidated third quarter operating earnings of FTB Packaging Limited, the company's Hong Kong-based subsidiary, were marginally ahead of the comparable 1995 period. Lower results from international equity affiliates in the 1996 third quarter largely reflect pre-operating costs in connection with expansion into Brazil and Thailand. For the nine months of 1996, results from those affiliates exceeded that period in 1995, despite the unfavorable impact from expansion activity. The company's new plants in Brazil and Thailand are scheduled for startup in early 1997.

Net income and earnings per common share for the third quarter of 1996 were $20.1 million and 64 cents per share, compared to a loss of $57.3 million and $1.93 per share in the third quarter of 1995. For the nine months of 1996 and 1995, net income was $37.4 million, or $1.16 per share, and a net loss of $19.1 million, or 71 cents per share, respectively. Excluding the impact of the 1995 dispositions of businesses, comparable 1996 year-to-date net income declined
33.5 percent due primarily to lower operating results as discussed above.

Business Segments

Packaging

Packaging net sales for the third quarter and year-to-date  periods of 1996 were
22.6 percent and 25.2 percent lower, respectively, than prior year's net sales. Excluding the operating results of the glass container business in 1995, comparable packaging net sales for the third quarter and nine month periods of 1996 exceeded 1995 amounts by 2.0 percent and 5.3 percent, respectively, reflecting increased sales in the metal food container business and first year sales from the company's new PET plastic container business, which were partially offset by lower metal beverage container sales. Operating results for the packaging segment, excluding the consolidated 1995 glass container results recorded prior to the 1995 disposition and the impact of the sale of the glass business, were 1.1 percent and 30.1 percent lower for the third quarter and year-to-date period of 1996, respectively. The marginal decline in the 1996 third quarter reflects lower metal beverage container earnings and startup losses of the PET plastic container business largely offset by improved 1996 metal food container operating earnings . The nine month period of 1996 reflects lower results in the metal beverage container business, as well as the impact of startup losses in the PET plastic container business and a $2.7 million pretax charge for a reduction in packaging administrative staff, all of which was partially offset by higher metal food container earnings .

Within the packaging segment, North American metal beverage container shipments of cans and ends have increased by 4 percent and 7 percent for the third quarter and nine month periods of 1996, respectively, compared to prior year. The impact of increased shipping volume on net sales has been substantially offset by lower selling prices, due to the effect of lower market prices for aluminum sheet and competitive pricing. Lower operating earnings in the North American metal beverage container business were a result of lower metal pricing and manufacturing inefficiencies caused by the conversion of production capabilities to smaller diameter ends and lower gauge aluminum. Sales of metal beverage containers in China by the company's Hong Kong-based subsidiary increased for the 1996 third quarter and year-to-date periods versus 1995, though year-to-date operating earnings were lower due to metal cost increases and competitive pricing.

Sales in the North American metal food container business increased in excess of 6 percent for the third quarter and nine month periods of 1996 compared to 1995, with third quarter operating earnings that more than doubled those of the prior year period. Operating earnings for the year-to-date period were approximately 80 percent higher compared to the prior year period. A 9 percent increase in food container shipments for the year and improved manufacturing efficiencies contributed to the improved results. Subsequent to the 1996 third quarter, the company sold its aerosol can manufacturing business.
The effect of this disposition has not yet been quantified.

The company's PET plastic container facilities in Chino, California and Baldwinsville, New York began shipping containers in the first quarter of 1996, and a third plant in Reading, Pennsylvania became operational in June. A fourth manufacturing plant in Ames, Iowa was announced in late May, with production scheduled to begin in early 1997. On November 4, 1996, the company entered into a definitive agreement to acquire certain assets of Brunswick Container, a company which manufactures PET plastic bottles, for approximately $30 million.

Aerospace and Technologies

Net sales for the aerospace and technologies segment for the third quarter and nine month periods of 1996 were 21.0 percent and 15.8 percent higher than the prior year. Segment operating earnings for the third quarter of 1996 were 54.5 percent higher than the same quarter of 1995, and the 1996 nine month results were marginally higher than those of the prior year, which included an $11.8 million gain on the sale of the Efratom business in March 1995 and a charge of $8.0 million for additional costs related to the discontinuance of the imaging products business. Excluding the effects of the Efratom and imaging products businesses from 1995 results, sales and operating earnings for the nine month period of 1996 were 20.6 percent and 21.7 percent higher, respectively, than the nine month period of 1995. The increased sales and earnings are primarily attributable to a significant, classified multi-year contract into which the company entered in late 1995. Contract backlog was $373 million at September 29, 1996, compared to $420 million and $369 million at December 31, 1995 and October 1, 1995, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.3 million for the nine months of 1996 compared to $38.1 million for the same period of 1995. The decrease in cash provided by operations is primarily due to lower operating earnings from packaging operations. Capital spending for the first nine months of 1996 of $144.5 million was primarily for construction of the PET plastic container facilities, the completion of lightweighting projects in North American beverage packaging facilities, and construction of international metal packaging facilities. Total capital spending for 1996 is anticipated to be under $200 million. In addition, the company provided $39.4 million for investments in and advances to equity affiliates in the first nine months of 1996 largely in Brazil and Thailand. The company's investment in Ball-Foster largely comprised the $218.1 million reported as the change in cash attributable to investments in and advances to equity affiliates in 1995.

Working capital (excluding cash and current debt) was $378.0 million at September 29, 1996 compared to $245.1 million at December 31, 1995. The increase of $132.9 million largely related to higher accounts receivable resulting from the effect of normal seasonal working capital requirements primarily in the food business. The working capital ratio (total current assets divided by total current liabilities) was 1.14 at the 1996 third quarter end versus 1.19 at year end 1995.

Total debt at September 29, 1996 was $720.6 million compared to $475.4 million at December 31, 1995. The increase of $245.2 million was used to fund operations including seasonal working capital requirements, capital spending and investments in affiliates. Debt-to-total capitalization at the end of the 1996 third quarter increased to 53.6 percent from 44.7 percent at year end 1995, reflecting the higher level of debt.

In January 1996, the company completed a private placement of long-term senior notes totaling $150 million. At September 29, 1996, the company had committed revolving credit facilities of $280 million with various banks consisting of a $150 million, five-year facility and 364-day facilities amounting to $130 million. The company also had $356 million in uncommitted credit facilities from various banks, of which $105 million was outstanding, and a Canadian dollar commercial paper facility of approximately $88 million, of which $66 million was outstanding. The company's Hong Kong-based metal packaging subsidiary had uncommitted credit facilities of approximately $79 million of which $45 million was outstanding. Under the company's receivable sale agreement, a net amount of $66.5 million of domestic packaging trade receivables have been sold without recourse at September 29, 1996, which are reflected as a reduction in accounts receivable. Fees in connection with this program, included in general and administrative expenses, were $2.7 million and $3.3 million for the nine month periods of 1996 and 1995, respectively.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending September 29, 1996.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending September 29, 1996.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending September 29, 1996.

Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending September 29, 1996.

Item 5.  Other information

On November 8,1996, the company announced that it has signed an agreement with Lam Soon (Hong Kong) Limited to acquire Lam Soon's controlling interest in M.C. Packaging (Hong Kong) Limited for approximately $73 million. The acquisition, which will be made through the company's Hong Kong-based subsidiary, FTB Packaging Limited, is expected to close by early in 1997, subject to receiving certain approvals.

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

       10.1 Ball Corporation Long-Term Cash Incentive Plan dated October 25, 1994, as amended October 23, 1996.

       11.1    Statement Re: Computation of Earnings per Share

       27.1    Financial Data Schedule for the  Nine Months Ending September 29,
               1996

       99.1 Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995

       99.2 Press release announcing an agreement dated November 8, 1996, between Ball Corporation and Lam Soon (Hong Kong) Limited to acquire Lam Soon's controlling interest in M.C. Packaging (Hong
               Kong)Limited.

(b)  Reports on Form 8-K

     A Current Report on Form 8-K, dated July 16, 1996, identifying important factors that could cause the company's actual results to differ materially from those projected in forward-looking statements of the company made by, or on behalf of the company, in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, filed July 16, 1996.

     A Current Report on Form 8-K, dated October 16, 1996, announcing the disposition of the company's 42 percent indirect interest in Ball-Foster Glass Container Co., L.L.C. effective October 1, 1996.

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

Ball Corporation
(Registrant)


By:        /s/  R. David Hoover
         R. David Hoover
         Executive Vice President,
           Chief Financial Officer
           and Treasurer

Date:          November 13, 1996

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                               September 29, 1996


                                  EXHIBIT INDEX

                                Description                                      Exhibit
                                                                              --------------

Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, as
   amended October 23, 1996.                                                     EX-10.1

Statement Re: Computation of Earnings (Loss) per Share                           EX-11.1

Financial Data Schedule for the Nine Months Ending September 29, 1996            EX-27.1

Cautionary statement for purposes of the "safe harbor" provisions
   of the Private Securities Litigation Reform Act of 1995.                      EX-99.1

Press release announcing an agreement dated November 8,1996, between Ball
   Corporation and Lam Soon (Hong Kong) Limited to acquire Lam Soon's
   controlling interest in M.C. Packaging (Hong Kong) Limited                    EX-99.2