Form 10-K
period 1996-12-31
BALL CORP
filed 1997-03-31
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________
                          Commission File Number 1-7349
                                Ball Corporation
                           State of Indiana 35-0160610

                      345 South High Street, P.O. Box 2407
                           Muncie, Indiana 47307-0407
       Registrant's telephone number, including area code: (765) 747-6100
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
      Title of each class                    on which registered
  ----------------------------          ------------------------------
  Common Stock, without par value        New York Stock Exchange, Inc.
                                          Chicago Stock Exchange, Inc.
                                             Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $755.2 million based upon the closing market price on March 3, 1997 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $61.7 million).

Number of shares outstanding as of the latest practicable date.

                Class                         Outstanding at March 3, 1997
 ----------------------------------           ----------------------------
   Common Stock, without par value                      30,547,685


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1996, to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2. Proxy statement filed with the Commission dated March 17, 1997, to the extent indicated in Part III.

                                                  PART I

Item 1.    Business

Ball Corporation is an Indiana corporation organized in 1880 and incorporated in 1922. Its principal executive offices are located at 345 South High Street, Muncie, Indiana 47305-2326. The terms "Ball" and the "Company" as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball is a manufacturer of metal and plastic packaging, primarily for beverages and foods, and a supplier of aerospace and other technologies and services to commercial and governmental customers.

The following sections of the 1996 Annual Report to Shareholders contain financial and other information concerning Company business developments and operations, and are incorporated herein by reference: the notes to the financial statements "Discontinued Operations," "Business Segment Information," "Dispositions and Other," "1997 Acquisition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Recent Business Developments

The Company took a number of actions during 1996 which have affected the core business. The most significant of these actions are summarized briefly below. Further information regarding these actions are found in the notes to the financial statements "Discontinued Operations," "1997 Acquisition," "Dispositions and Other" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" all within the 1996 Annual Report to Shareholders.

Ball-Foster Glass Container Co., L.L.C.
The Company sold its 42 percent  interest in  Ball-Foster  Glass  Container Co.,
L.L.C. (Ball-Foster) in 1996. Ball-Foster was formed in 1995 from the glass businesses acquired from Ball and Foster-Forbes. As a result of these transactions, the Company no longer participates in the manufacture or sale of glass containers.

Plastic Packaging
In 1994 the Company announced that it would enter the PET (polyethylene terephthalate) plastic container market. By year end 1996, in addition to the pilot line and research and development center completed in 1995, three plants were operational and two additional facilities were under construction. Consolidated results include losses from this start-up operation of $17.4 million and $7.8 million for 1996 and 1995, respectively.

FTB Packaging
Through a series of  investments,  Ball  increased  its equity  ownership in FTB
Packaging, Limited (FTB Packaging), its Hong Kong-based metal packaging subsidiary, to approximately 95 percent by year end 1996. FTB Packaging has been included on a consolidated basis within the packaging segment effective January 1995. Further expansion of the Company's investments into the People's Republic of China (PRC) has been effected through FTB Packaging and includes the construction of two metal beverage container facilities and a metal food container facility and the 1997 acquisition of a controlling interest in M.C. Packaging (Hong Kong) Limited (M.C. Packaging).

EarthWatch
In 1994 the Company and WorldView, Inc. formed what is now EarthWatch Incorporated (EarthWatch) to commercialize certain proprietary technologies by serving the market for satellite-based remote sensing of the Earth. The Company invested approximately $21 million in EarthWatch through December 31, 1995. EarthWatch has experienced extended product development and deployment delays and is expected to incur significant product development losses into the future, exceeding Ball's investment. Ball has no commitments to provide further equity or debt financing to EarthWatch beyond its investment to date. EarthWatch indicates that it will seek further significant development stage financing during 1997. Although Ball is currently a 49 percent equity owner of EarthWatch and has contracted to design, and may elect to produce, satellites for that company in the future, the remaining carrying value of the investment was written off.

Other
Within the Company's North American metal packaging business over the last three years, operations were consolidated to reduce costs by closing or selling five food container manufacturing and related facilities, writing down certain non-productive equipment to net realizable value and discontinuing the manufacture of metal beverage containers at one facility in Canada. In addition, the Company sold its U.S. aerosol can manufacturing business during the fourth quarter of 1996.

           Other Information Pertaining to the Business of the Company

The Company's continuing businesses are comprised of two segments: packaging, and aerospace and technologies.

Packaging Segment

Ball's principal business is the development, manufacture and sale of rigid packaging products, containers and materials primarily for use in packaging food and beverage products and is reported within the packaging segment. Packaging products are sold in highly competitive markets, primarily based on price, service, quality and performance. The majority of the Company's packaging sales are made directly to a relatively few major companies having leading market positions in packaged food and beverage businesses. Ball believes that its competitors exhibit similar customer concentrations.

The rigid packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to production volumes, the costs of certain significant raw materials, such as aluminum, steel and plastic resin, and labor.

Raw materials used by the Company's packaging businesses are generally available from several sources. Ball has secured what it considers to be adequate supplies of raw materials and is not experiencing any shortage. The Company's manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply, or subject to government allocation or excise taxes, the Company cannot predict the effects, if any, of such occurrences on its future operations.

Research and development efforts in these businesses generally seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength. In addition, research and development efforts are directed towards the development of new sizes and types of both metal and plastic beverage containers such as the patented Touch TopTM metal beverage container easy-open end. In addition, Ball is focusing on the further development of heat-set technology for plastic containers.

The operations and products within this segment are discussed below:

Metal Packaging

Metal packaging is comprised primarily of two product lines: two-piece beverage containers and two and three-piece food containers. Dominance of these containers in both the food and beverage markets and high recycling rates contribute to the metal container's significant market share. However, plastic containers, primarily PET, have made recent gains against metal beverage containers in the soft drink market. Current industry forecasts indicate that this growth will continue such that PET containers' market share of packaged soft drinks may exceed metal beverage containers by the year 2000.

North American Metal Beverage Containers

Metal beverage containers and ends represent Ball's largest product line, accounting for approximately 54 percent of 1996 consolidated net sales. Decorated two-piece aluminum beverage cans are produced by seven manufacturing facilities in the U.S. and two facilities in Canada; ends are produced within two of the U.S. facilities.

Metal beverage containers are sold primarily to brewers and fillers of carbonated soft drinks and other beverages under long-term supply or annual contracts. Sales to the Company's largest customer, Anheuser-Busch Companies, Inc., accounted for approximately 11 percent of consolidated 1996 sales. Combined North American metal beverage sales to all bottlers of Pepsi-Cola and Coca-Cola branded beverages comprised approximately 34 percent of consolidated 1996 sales. Sales volume of metal beverage cans and ends tends to be highest during the period between April and September.

The Company estimates that 17 percent of the total aluminum beverage cans shipped in the U.S. and Canada in 1996 were shipped by Ball. The Company estimates that its four larger competitors together represent approximately 80 percent of estimated 1996 total industry shipments for the U.S. and Canada.

The U.S. metal beverage container industry had experienced steady demand growth at a compounded annual rate of approximately 2.9 percent over the last decade, with much of that growth in the soft drink market segment. However, in 1995 aluminum suppliers changed the pricing formula for aluminum can sheet to a price based on ingot plus conversion costs, in contrast to the prior practice of annually negotiated prices. As a result, the cost of aluminum can sheet increased significantly and was reflected in higher beverage can selling prices. It is believed that the soft drink industry responded by reducing its promotions of products packaged in aluminum containers in 1995, and, coupled with increased customer purchases in the fourth quarter of 1994 in anticipation of the higher can prices, resulted in lower can shipments for the industry by an estimated 5 percent. Shipments to the beer industry were also affected by the price increase, the accelerated shipments in 1994, and the predominant use of glass containers for introduction of new products. In 1996, industry-wide shipments increased approximately one percent.

In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage market than in the U.S., particularly in the packaged beer market, in which the market share of metal containers has been hindered by trade barriers and restrictive taxes within Canada.

Beverage container industry production capacity in the U.S. and Canada has exceeded demand in the last several years, which has created a competitive pricing environment. While higher aluminum can sheet costs were largely passed through to customers via higher container pricing, it appears that pricing will continue to be a major competitive factor.

North American Metal Food Containers

Two-piece and three-piece steel food containers are manufactured in the U.S. and Canada and sold primarily to food processors in the Midwestern United States and Canada. In 1996 metal food container sales comprised approximately 23 percent of consolidated net sales. Sales volume of metal food containers tends to be highest from June through October as a result of seasonal vegetable packs.

Recent consolidations within the commercial food container industry have reduced the number of competitors. Currently, Ball has one principal competitor located in Canada and two primary competitors located in the U.S. metal food container market. Approximately 33 billion steel food cans are shipped in the U.S. and Canada each year, more than 4.5 billion, or approximately 14 percent, by Ball in 1996.

In the food container industry, manufacturing capacity in North America significantly exceeds market demand, resulting in a highly price-competitive market. During 1996, Ball completed the closure of three facilities, a facility in Pittsburgh, Pennsylvania, which provided metal coating and slitting services to the metal food and specialty products businesses, and food can manufacturing facilities in Columbus, Indiana and Red Deer, Alberta, Canada.

International

The Company, through its majority-owned subsidiary FTB Packaging, and including the controlling interest in M.C. Packaging, is the largest beverage can manufacturer in the PRC, supplying more than half of the beverage cans used in China. The Beijing manufacturing facility, which is majority owned by FTB Packaging, is the most technologically advanced plant in the PRC with the fastest line-speed capacity. The Company's joint venture Sanshui Jianlibao FTB Packaging Ltd. (Sanshui) is the largest can manufacturing facility in the PRC in terms of production capacity. Capacity within the PRC has been growing at greater than 20 percent annually. However, as per capita consumption in the PRC is significantly lower than in more developed countries and per capita income in China is rising, there is significant potential for strong demand growth.

Metal beverage containers are produced in China by FTB Packaging's majority-owned subsidiaries in Xian and Zhuhai; ends are produced at both Zhuhai and Sanshui. Two new beverage container facilities in Beijing and Wuhan in which FTB Packaging is the majority owner became operational . In addition, a new joint venture company majority-owned by FTB Packaging, Ningbo FTB Can Company Ltd., began trial production of three-piece food cans during 1996.

As part of Ball's initiative to expand its presence internationally, in early 1997 the Company, through FTB Packaging, acquired a controlling interest in M.C. Packaging. M.C. Packaging operates 13 ventures, with one wholly owned subsidiary in Hong Kong, eight majority-owned subsidiaries in the PRC and four minority-owned ventures in the PRC. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

The Company provides manufacturing technology and assistance to numerous can manufacturers around the world. The Company also has a minority equity position in a new joint venture, in which the Company constructed the first two-piece beverage can manufacturing plant in the Philippines. In 1995, the Company announced the formation of a new joint venture with BBM Participacoes S.A. to produce two-piece aluminum cans and ends in Brazil. The Company and BBM Participacoes S.A. each own 50 percent of this venture. In early 1996, the Company announced a joint venture with Standard Can Company of Bangkok, Thailand, to build a two-piece can and end plant in Thailand. Ball and Standard Can each own 40 percent; the remaining interest is held by local investors. The affiliate in Brazil has a plant which became operational in early 1997, and Ball's Thailand affiliate has a plant which expects to be operational during the second quarter of 1997.

Plastic Packaging

PET packaging is Ball's newest business. A full-scale pilot line, research and development center in Smyrna, Georgia, was completed in 1995. During 1996 three multi-line production plants became operational in Chino, California; Baldwinsville, New York; and Reading, Pennsylvania. A fourth facility began full production in the first quarter of 1997 in Ames, Iowa. A fifth plant in Delran, New Jersey is under construction and is anticipated to begin operations in the second half of 1997.

Demand for containers made of PET has increased in the beverage packaging market and is expected to increase in the food packaging market with improved technology and adequate supplies of PET resin. While PET plastic beverage containers compete against both metal and glass, the historical increase in the PET market share has come primarily at the expense of glass containers. In 1994 the domestic plastic container market reached $5.5 billion, surpassing the size of the glass container market for the first time. Projections for the year 2000 (based on estimated pounds of resin used) range from an increase of almost 55 percent to 90 percent compared to 1996.

Competition in this industry includes two national suppliers and several regional suppliers and self-manufacturers (primarily Coca-Cola). Price, service and quality are deciding competitive factors. Increasingly, the ability to produce customized, differentiated plastic containers is an important competitive factor.

The demand for PET resins in North America has exceeded supply in the last few years. However, the North American PET resin market has recently experienced increased production levels resulting in capacity exceeding demand, a position which is expected to remain in the near future. As a result, resin prices have decreased significantly since the beginning of 1996 which has been reflected in lower sales, as lower resin prices are passed on to customers.

Ball has secured long-term customer supply agreements, principally for beverage containers. Other products such as juice, water, liquor and food containers are key elements in expanding the business.

Aerospace and Technologies Segment

The aerospace and technologies segment consists of two divisions: the Aerospace Systems Division, and the Telecommunication Products Division. Sales in the aerospace and technologies segment accounted for approximately 17 percent of consolidated net sales in 1996.

The majority of the Company's aerospace business involves work under relatively short-term contracts (generally one to five years) for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and foreign governments. Contracts funded by the various agencies of the federal government represented approximately 91 percent of this segment's sales in 1996. Overall, competition within the aerospace business is expected to intensify. While the government budget for defense and NASA has exhibited a downward trend in recent years, management believes the NASA budget has stabilized and that within the Company's niche markets defense spending will increase. With the consolidation of the industry, competition for business will remain intense.

Aerospace Systems Division

A full-service aerospace and defense organization, the Aerospace Systems Division provides hardware, software and services to a wide range of U.S. and international customers, with an emphasis on space science, environment and Earth sciences, defense, manned missions and exploration.

Space systems include the design, manufacture and test of satellites, ground systems, launch vehicles and payloads (including integration ) as well as satellite ground station control hardware and software.

Electro-optics products for spacecraft guidance, control instruments and sensors, and defense subsystems for surveillance, warning, target identification and attitude control in military and civilian space applications continue to be a niche market for the division.

Primary cryogenics products include cryogenic systems for reactant storage and sensor cooling devices such as closed-cycle mechanical refrigerators and open-cycle solid and liquid cryogens.

The division has gained prominence in the star trackers market as an industry leader in general-purpose stellar attitude sensors, producing a unique multi-mission, man-rated star tracker for the space shuttle. Fast-steering mirrors provide precise stabilization and pointing of optical lines of sight and offer potential commercial applications such as laser surgery and optical computing.

Additionally, this division provides diversified technical services and products to federal and local government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems problems. These same skills developed for defense and aerospace programs are now being applied to transportation and environmental markets.

Among the 1996 highlights was the delivery of the Ball-built Space Telescope Imaging Spectrograph and Near-infrared Camera and Multi-object Spectrometer for the Hubble Space Telescope's second servicing mission's February 1997 launch. Work progressed on the GEOSAT Follow-on operational radar altimeter satellite for its 1997 launch. The division was also awarded a contract to design and develop the cryogenic telescope assembly for NASA's Space Infrared Telescope
Facility. Other major contracts include the Solar Array and Antenna Mechanism Lot 5, the Stratospheric Aerosol and Gas Experiment and the Advanced Camera for Surveys.

Telecommunication Products Division

This division develops and manufactures antenna, communication and video products and systems for space, aeronautical, land and marine applications for military and specialized civil markets.

Among the 1996 milestones was the unveiling of a new product line of color and monochrome cameras for inflight safety, security and entertainment applications aboard air transport, general aviation and military aircraft. A 10-year contract with the Boeing Commercial Airplane Group to outfit the 777-300's with cameras to provide pilots with views of the aircraft's main and nose landing gear was also signed, making the cameras standard equipment aboard every 777-300. The Telecommunication Products Division also supplied commercial secure satellite communication systems for Air Force One, the aircraft used by the President of the United States.

Backlog

Backlog of the aerospace and technologies segment was approximately $337 million at December 31, 1996, and $420 million at December 31, 1995, and consists of the aggregate contract value of firm orders excluding amounts previously recognized as revenue. The 1996 backlog includes approximately $260 million which is expected to be billed during 1997, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $192 million at December 31, 1996. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

The Company's aerospace and technologies segment has contracts with the U.S. Government which have standard termination provisions. The Government retains the right to terminate contracts at its convenience. However, if contracts are terminated, Ball is entitled to be reimbursed for allowable costs and profits to the date of termination relating to authorized work performed to such date. U.S. Government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints.

                                     Patents

In the opinion of the Company, none of its active patents is essential to the successful operation of its business as a whole.

                            Research and Development

The note, "Research and Development," of the 1996 Annual Report to Shareholders contains information on Company research and development activity and is incorporated herein by reference.

                                   Environment

Compliance with federal, state and local laws relating to protection of the environment has not had a material, adverse effect upon capital expenditures, earnings or competitive position of the Company. As more fully described under
Item 3, Legal Proceedings, the U. S. Environmental Protection Agency (EPA) and various state environmental agencies have designated the Company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.

Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress and the Canadian Parliament, in state and Canadian provincial legislatures and other legislative bodies. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several other states, in local elections and in many state and local legislative sessions. The Company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation was widely adopted, it could have a material adverse effect on the business of the Company, as well as on the container manufacturing industry generally, in view of the Company's substantial North American sales and investment in metal and PET container manufacture.

Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. Using the most recent data available, in 1995 approximately 62 percent of aluminum beverage containers sold in the U.S. were recycled. Steel can recycling in 1995, the latest information available, was approximately 56 percent. In 1995, the most recent data available, approximately 41 percent of the PET soft drink containers, and approximately 30 percent of all PET containers, sold in the U.S. were recycled.

                                    Employees

As of March 1997 Ball employed approximately 7,900 people.

Item 2.    Properties

The Company's properties described below are well maintained, considered adequate and being utilized for their intended purposes.

The Corporate headquarters and certain research and engineering facilities are located in Muncie, Indiana. The offices for metal packaging operations are based in Westminster, Colorado. Also located in Westminster is the Edmund F. Ball Technical Center, which serves as a research and development facility primarily for the metal packaging operations. The offices, pilot line and research and development center for the plastic container business are located in Smyrna, Georgia. Information regarding the approximate size of the manufacturing facilities for significant packaging operations, which are owned by the Company, except where indicated otherwise, is provided below. In addition to the manufacturing facilities, Company leases warehousing space.

Ball Aerospace & Technologies Corp. offices are located in Broomfield, Colorado. The Colorado-based operations of this business operate from a variety of Company owned and leased facilities in Boulder, Broomfield and Westminster, Colorado, which together aggregate approximately 1,000,000 square feet of office, laboratory, research and development, engineering and test, and manufacturing space, including a leased research and development facility currently under construction in Broomfield. Other aerospace and technologies operations are based in Dayton, Ohio; Warner Robins, Georgia; Albuquerque, New Mexico; and San Diego, California.



                                                 Approximate
                                                 Floor Space in
Plant Location                                   Square Feet

Metal packaging manufacturing facilities:
Blytheville, Arkansas (leased)                         8,000
Springdale, Arkansas                                 290,000
Richmond, British Columbia                           204,000
Fairfield, California                                148,000
Golden, Colorado                                     330,000
Tampa, Florida                                       139,000
Saratoga Springs, New York                           283,000
Columbus, Ohio                                       170,000
Findlay, Ohio                                        450,000
Burlington, Ontario                                  309,000
Hamilton, Ontario                                    347,000
Whitby, Ontario                                      195,000
Baie d'Urfe, Quebec                                  117,000
Chestnut Hill, Tennessee                              70,000
Conroe, Texas                                        284,000
Williamsburg, Virginia                               260,000
Weirton, West Virginia (leased)                      117,000
DeForest, Wisconsin                                   45,000

Plastic packaging manufacturing facilities:
Chino, California (leased)                           228,000
Ames, Iowa                                           250,000
Delran, New Jersey (leased)                          466,000
Baldwinsville, New York (leased)                     240,000
Reading, Pennsylvania (leased)                        69,000

In addition to the North American manufacturing facilities, Ball has ownership interest in over 20 packaging plants located in the PRC, Hong Kong, Brazil, Thailand, Taiwan and the Philippines.

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

In March 1983, the Golden, Colorado, metal container plant of the Company received a notice from the U.S. EPA, Region VIII, requesting any and all records reflecting whether or not the Company had ever disposed of hazardous wastes in
Section 6 of the Lowry Landfill in Denver, Colorado. In February 1985, it was suggested that the Company was a PRP for cleanup.

In  July  1992,  the  Company  entered  into a  settlement  and  indemnification agreement with the City and County of Denver (Denver), Chemical Waste Management, Inc., and Waste Management of Colorado, Inc., pursuant to which Denver, Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively "Waste"), dismissed their lawsuit against the Company and Waste agreed to defend, indemnify and hold harmless the Company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the Company for the cleanup of the site. Several other companies which are defendants in the above-referenced lawsuits had already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has agreed to guarantee the obligations of Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Waste and Denver may seek additional payments from the Company if the response costs related to the site exceed $319 million. The Company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes which may have been disposed of by the Company at the site but which are identified after the execution of the settlement agreement.

At this time, there are no Lowry Landfill actions in which the Company is actively involved. Based on the information available to the Company at the present time, the Company believes that this matter will not have a material adverse effect on the financial condition of the Company.

As previously reported, the EPA issued in August 1988, an administrative order to 12 companies, including the Company, pursuant to Section 106A of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), ordering them to remove certain abandoned drums and surface waste at the AERR CO site located in Jefferson County, Colorado. AERR CO, which used the site to recycle wastes, filed a petition with the United States Bankruptcy Court in Denver, Colorado, seeking protection from its creditors. Several of the companies, including the Company, are subject to the EPA's order, and have cleaned up the site. The companies negotiated with the EPA with regard to its demand for the payment of oversight costs. The companies and the EPA entered into a settlement agreement on or about January 24, 1994, pursuant to which this matter was settled by payment of $488,867.41 by the companies. The Company's portion of this payment was $28,594.82. The Company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition. The Company now believes that this matter is closed.

As previously reported, on or about August 28, 1990, the Company received a notice from the Department of Environmental Resources, State of Pennsylvania ("DER"), that the Company may have been responsible for disposing of waste at the Industrial Solvents and Chemical Company site located in York County, Pennsylvania. The Company is cooperating with several hundred other companies and the DER to resolve this matter. In December 1993 the Company entered into a De Minimis Settlement Agreement with certain other companies who have agreed to indemnify the Company with respect to claims arising out of the alleged disposal of hazardous waste at the site in consideration of the Company paying an amount not to exceed $11,031.70 to the indemnifying companies. The Company has paid the indemnifying companies in accordance with their agreement. The Company believes this matter is now concluded as to the Company. The Company's information at this time does not indicate that this matter will have a material adverse impact on the financial condition of the Company.

As previously reported, the Company has been notified by Chrysler Corporation ("Chrysler") that Chrysler, Ford Motor Company, and General Motors Corporation have been named in a lawsuit filed in the U.S. District Court in Reno, Nevada, by Jerome Lemelson, alleging infringement of three of his vision inspection system patents used by defendants. One or more of the vision inspection systems used by the defendants may have been supplied by the Company's former Industrial Systems Division or its predecessors. The suit seeks injunctive relief and unspecified damages. Chrysler has notified the Company that the Division may have indemnification responsibilities to Chrysler. The Company has responded to Chrysler that it appears at this time that the systems sold to Chrysler by the Company either were not covered by the identified patents or were sold to Chrysler before the patents were issued. On June 16, 1995, the Magistrate of the U.S. District Court has declared the patents of Lemelson are unenforceable because of the long delays in prosecution. On April 11, 1996, the U.S. District Court Judge adopted the report and recommendation of the U.S. Magistrate. Based on that information, it is not expected that any obligation to Chrysler because of the patents referred to will have a material, adverse effect on the financial condition of the Company.

As previously reported, in September 1992 the Company, as a fourth-party defendant, was served with a lawsuit filed by AlliedSignal and certain other fourth-party plaintiffs seeking the recovery of certain response costs and contribution under CERCLA with respect to the alleged disposal by its Metal Decorating & Service Division of hazardous waste at the Cross Brothers Site in Kankakee, Illinois, during the years 1961 to 1980. Also in September 1992, the Company was sued by another defendant, Krueger Ringier, Inc. In October 1992 the Illinois Environmental Protection Agency filed an action to join the Company as a Defendant seeking to recover the State's costs in removing waste from the Cross Brothers Site. The Company has denied the allegations of the complaints and will defend these matters, but is unable at this time to predict the outcome of the litigation. The Company and certain other companies have entered into a Consent Decree with the EPA pursuant to which the EPA received approximately $2.9 million dollars and provided the companies with contribution protection and a covenant not to sue. Ball's share of the settlement amount was $858,493.60. The Company has been indemnified for the settlement payment by Alltrista
Corporation which owns the Metal Decorating & Service Division. The Court approved the Consent Decree on April 28, 1994. The Company and certain other companies are negotiating with the State of Illinois to settle the State's alleged claim to recover costs expended in the cleanup of the Cross Brothers Site. Based upon the information available to the Company at this time, this matter is not likely to have a material, adverse effect upon its financial condition.

On October 12, 1992, the Company received notice that it may be a PRP for the cleanup of the Aqua-Tech Environmental site located in Greer, South Carolina. Following negotiations between the Company and the PRPs and the EPA to establish a de minimis buyout, the Company entered into a de minimis settlement with the EPA in the fall of 1995, wherein the Company paid $4,209.62 to the EPA and $14,088.34 to the PRP Group. Based upon the information available to the Company at this time, the Company believes that this matter is now concluded and will not have a material adverse effect on the financial condition of the Company.

As previously reported, on April 24, 1992, the Company was notified by the Muncie Race Track Steering Committee that the Company, through its former Consumer Products Division and former Zinc Products Division, may be a PRP with respect to waste disposed at the Muncie Race Track Site located in Delaware County, Indiana. The Steering Committee requested that the Company pay two percent of the cleanup costs which are estimated at this time to be $10 million. The Company declined to participate in the PRP group because the Company's records do not indicate the Company contributed hazardous waste to the site. Based upon the information available to the Company at this time, the Company does not believe that this matter will have a material, adverse effect upon the financial condition of the Company.

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

As previously reported, the Company has received information that it has been named a PRP with respect to the Solvents Recovery Site located in Southington, Connecticut. According to the information received by the Company, it is alleged that the Company contributed approximately .08816 percent of the waste contributed to the site on a volumetric basis. The Company is attempting to identify additional information regarding this matter. The Company has responded and has investigated the accuracy of the total volume alleged to be attributable to the Company. The Company joined the PRP group during 1993. In February 1995, the Company executed a trust agreement whereby certain contributions will be made to fund the administration of an ongoing work group. The group members finalized an Administrative Order on Consent For Removal Action and Remedial Investigation/Feasibility Study on February 6, 1997, pursuant to which the group members will perform a removal action and completion of a remedial investigation and feasibility study in connection with the site. Based on the information available to the Company at this time, the Company now believes that this matter will not have a material, adverse effect on the financial condition of the Company.

As previously reported, on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly owned subsidiary of the Company, (renamed Ball Glass Container Corporation ("Ball Glass") on June 6, 1994, the assets of which were contributed in September 1995 into a joint venture with Saint-Gobain, now known as Ball-Foster Glass Container Co., L.L.C., and wholly owned by Saint-Gobain), received a general notification letter and information request from EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of CERCLA with respect to the San Gabriel Valley areas 1-4 Superfund sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. The Company received notice from the City of El Monte that, pursuant to a proposed city economic redevelopment plan, the City proposed to commence groundwater cleanup by a pump and treat remediation process. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group retained an environmental engineering firm to critique the EPA studies and any proposed remediation.

The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between group members to fund the remedial investigation. The interim allocation approach would require that any payment will be based upon contribution to pollution. The administrative consent order was executed by the group and EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the administrative consent order, the group submitted to the EPA all copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of California. The EPA approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed remedial investigation/feasibility study ("RI/FS"). The group is currently funding the RI/FS.

Based on the information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter. However, Commercial Union, the Company's general liability insurer, is defending this governmental action and is paying the cost of defense including attorneys' fees.

As previously reported, on July 27, 1994, Onex Corporation ("Onex") initiated arbitration before the International Chamber of Commerce, alleging that the Company was in breach of a joint venture agreement dated September 15, 1988. Onex's demand represented a claim against the Company for approximately $30 million. The Company denied the allegations of Onex's complaint. On August 1, 1995, the Arbitral Tribunal decided the case in favor of the Company. The parties had previously agreed to be bound by the decision of the Tribunal. The Company believes that this matter is now concluded.

As previously reported, in March of 1992, William Hallahan, an employee of the Company's metal container plant in Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The Company denied the charge and hearings on the matter were held before the Workers' Compensation Board of the State of New York. On January 14, 1997, the Administrative Law Judge filed his Memorandum of Decision finding in favor of the claimant. The Company has filed an appeal. Based upon the information available the Company at this time, the Company believes that this matter will not have a material, adverse effect on the financial condition of the Company.

On or about July 29, 1996, Somerset Technologies filed a third party complaint seeking contribution from the Company for any alleged damages that Somerset might be required to pay to William Hallahan. The third party complaint was served on the Company on November 22, 1996. Hallahan brought a suit against Somerset and numerous other manufacturers of solvents, coatings and equipment. Mr. Hallahan alleges in his complaint that the defendants caused his leukemia by exposing him to harmful toxins. Based upon information available to the Company at this time, the Company believes that this matter will not have a material, adverse effect on the financial condition of the Company.

On November 30, 1995, the U.S. Justice Department filed a lawsuit in the U.S. District Court for the Eastern District of Michigan on behalf of the United States of America against Erie Coatings and Chemicals, Inc., and certain other defendants including the Company. The lawsuit alleges that some thirty generators of hazardous waste, including the Company's metal beverage container operations, disposed of hazardous waste at the Erie Coatings and Chemicals, Inc., site located in Erie, Michigan. The Company continues to investigate this matter and to determine the nature and amount of remedial costs the government is seeking to recoup. The United States and the defendants are discussing settlement of this matter. The United States and the defendants have agreed to settle this matter for $900,000 plus interest. Based upon the information available to the Company at this time, the Company believes that this matter will not result in a material adverse effect on the financial condition of the Company.

On January 5, 1996, the Company was served with a lawsuit filed by an individual named Tangee E. Daniels, on behalf of herself and two minor children and four other plaintiffs, alleging that the Company's metal beverage container operations a/k/a Ball Corporation and over fifty other defendants disposed of certain hazardous waste at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit also alleges that American Ecology Corp., America Ecology Management Corp., Mobley Environmental Services, Inc., John A. Mobley, James Mobley, Daniel Mobley, and Thomas Mobley were managers for Gibraltar and failed to appropriately manage the waste disposed of or treated at the Gibraltar site, resulting in release of hazardous substances into the environment. The plaintiffs allege that they have been denied the enjoyment of their property and have sustained personal and bodily injury and damages due to the release of hazardous waste and toxic substances into the environment caused by all the defendants. The plaintiffs allege numerous causes of action under state law and common law. Plaintiffs also seek to recover damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; and physical impairment, as well as punitive damages and prejudgment interest in unspecified amounts. Three other lawsuits have been filed against substantially the same defendants: Williams v. Akzo Nobel Chemicals, Inc., and Gibraltar Chemical Resources, Inc.; Steich v. Akzo et al. (voluntarily dismissed without prejudice); and Adams v. Akzo et al. Each lawsuit makes the same allegations that are made in the Daniel's suit and seeks the same damages. The Company is a party defendant in each lawsuit. The Company has denied the allegations of each complaint and intends to defend each matter. Based upon the limited information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for these matters.


Item 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 1996.

                                     Part II

Item 5.   Market for the  Registrant's  Common  Stock  and  Related  Stockholder
          Matters

Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 8,312 common shareholders of record on March 3, 1997.

Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data

The information required by Item 6 for the five years ended December 31, 1996, appearing in the section titled, "Five Year Review of Selected Financial Data," of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the 1996 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP, dated January 21, 1997, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

                                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

The executive officers of the Company as of December 31, 1996 were as follows:

 1. George A. Sissel, 60, Chairman, President and Chief Executive Officer, since April 1996; President and Chief Executive Officer, 1995-1996; Acting President and Chief Executive Officer, 1994-1995; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice President, Corporate Secretary and General Counsel, 1987-1993; Vice President, Corporate Secretary and General Counsel, 1981-1987.

 2. R. David Hoover, 51, Executive Vice President, Chief Financial Officer and Treasurer, since April 1996; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

 3. David B. Sheldon, 55, retired effective March 1997 as Executive Vice President, since December 1996; Executive Vice President, Packaging Operations, 1995-1996; Group Vice President; President, Metal Beverage Container Group; Group Vice President, Packaging Products, 1992-1993; Vice President and Group Executive, Sales and marketing, Packaging Products Group, 1988-1992; Vice President and Group Executive, Sales and Marketing, Metal Container Group, 1985-1988.

 4. Duane E. Emerson, 59, Consultant to the Chairman, President and Chief Executive Officer, and not a corporate officer commencing February 1997, Senior Vice President and Chief Administrative Officer, 1995-1997; Senior Vice President, Administration, 1985-1995; Vice President, Administration, 1980-1985.

 5.   Donovan  B.  Hicks,  59,  retired  effective  December  1996 as Group Vice
      President; President and Chief Executive Officer, Ball Aerospace & Technologies Corp., since January 1988; Group Vice President, Technical Products, 1980-1988; President, Ball Brothers Research Corporation/Division, 1978-1980.

 6. Richard E. Durbin, 55, Vice President, Information Services, since April 1985; Corporate Director, Information Services, 1983-1985; Corporate Director, Data Processing, 1981-1983.

 7. Albert R. Schlesinger, 55, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

 8. Raymond J. Seabrook, 46, Vice President, Planning and Control, since April 1996; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

 9. Harold L. Sohn, 51, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

10. David A. Westerlund, 46, Vice President, Administration, since January 1997; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball Glass Container Corporation, 1987-1988.

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 and under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 of the Company's proxy statement filed pursuant to Regulation 14A dated March 17, 1997, is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 14 of the Company's proxy statement filed pursuant to Regulation 14A dated March 17, 1997, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the Company's proxy statement filed pursuant to Regulation 14A dated March 17, 1997, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption, "Relationship with Independent Public Accountants and Certain Other Relationships and Related Transactions," on page 16 of the Company's proxy statement filed pursuant to Regulation 14A dated March 17, 1997, is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements:

        The  following   documents   included  in  the  1996  Annual  Report  to
        Shareholders are incorporated by reference in Part II, Item 8:

           Consolidated statement of income (loss) - Years ended December 31, 1996, 1995 and 1994

           Consolidated balance sheet - December 31, 1996 and 1995

           Consolidated statement of cash flows - Years ended December 31, 1996, 1995 and 1994

           Consolidated statement of changes in shareholders' equity - Years ended December 31, 1996, 1995 and 1994

           Notes to consolidated financial statements

           Report of independent accountants

   (2)  Financial Statement Schedules:

        There were no financial statement schedules required under this item.

   (3)  Exhibits:

        See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)     Reports on Form 8-K:

        The  registrant  filed or amended  reports on Form 8-K as follows:

        A current report on Form 8-K filed October 16, 1996, reporting under (i)
        Item 2 the disposition of the Company's 42 percent indirect interest in Ball-Foster, and (ii) Item 5 an announcement to exit the aerosol can manufacturing business by selling Ball's Cincinnati manufacturing plant and certain other assets to BWAY Corporation of Atlanta.

        A current report on Form 8-K filed on November 15, 1996, reporting under
        Item 5 an announcement that Ball had reached a definitive agreement with the Honickman Group of Philadelphia to acquire certain assets of Brunswick Corporation, a company which manufactures PET plastic bottles for use by Honickman's soft drink bottling companies.

        A current report on Form 8-K filed on December 31, 1996, reporting under
        Item 5 a restatement of financial statements for exit of the commercial glass packaging business.

        A current report on Form 8-K filed on January 17, 1997, reporting  under
        Item 5 an announcement that Ball's Hong Kong subsidiary, FTB Packaging Limited, had completed the purchase of Lam Soon (Hong Kong) Limited's controlling interest in M.C. Packaging (Hong Kong) Limited on January 2, 1997.

        A current  report on Form 8-K filed on March 20, 1997,  reporting  under
        Item 5 an announcement that Ball completed an offering for the publicly held shares of M.C. Packaging Limited of Hong Kong.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BALL CORPORATION
                                  (Registrant)

                                  By:  /s/George A. Sissel
                                       ----------------------------------
                                       George A. Sissel, Chairman,   President
                                         and Chief Executive Officer
                                       March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)      Principal Executive Officer:

                                              Chairman, President and
         /s/George A. Sissel                  Chief Executive Officer
         -----------------------------------
         George A. Sissel                     March 31, 1997

(2)      Principal Financial Accounting Officer:

                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Treasurer
         /s/R. David Hoover
         -----------------------------------
         R. David Hoover                      March 31, 1997

(3)      Controller:

         /s/Albert R. Schlesinger             Vice President and Controller
         -----------------------------------
         Albert R. Schlesinger                March 31, 1997

(4)      A Majority of the Board of Directors:

         /s/Frank A. Bracken               *  Director
         -----------------------------------
         Frank A. Bracken                     March 31, 1997

         /s/Howard M. Dean                 *  Director
         -----------------------------------
         Howard M. Dean                       March 31, 1997

         /s/John T. Hackett                *  Director
         -----------------------------------
         John T. Hackett                      March 31, 1997

         /s/R. David Hoover                *  Director
         -----------------------------------
         R. David Hoover                      March 31, 1997

         /s/John F. Lehman                 *  Director
         -----------------------------------
         John F. Lehman                       March 31, 1997

         /s/George McFadden                *  Director
         -----------------------------------
         George McFadden                      March 31, 1997

         /s/Ruel C. Mercure, Jr.           *  Director
         -----------------------------------
         Ruel C. Mercure, Jr.                 March 31, 1997

         /s/Jan Nicholson                  *  Director
         -----------------------------------
         Jan Nicholson                        March 31, 1997

                                              Chairman, President,
                                              Chief Executive Officer and
         /s/George A. Sissel               *  Director
         -----------------------------------
         George A. Sissel                     March 31, 1997

         /s/William P. Stiritz             *  Director
         -----------------------------------
         William P. Stiritz                   March 31, 1997



*By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                                    By:   /s/George A. Sissel
                                                          ----------------------
                                                          George A. Sissel
                                                          As Attorney-in-Fact
                                                          March 31, 1997

                        Ball Corporation and Subsidiaries
                           Annual Report on Form 10-K
                      For the year ended December 31, 1996

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

       4.2 Dividend distribution payable to shareholders of record on August 4, 2006, of one preferred stock purchase right for each outstanding share of common stock under the Rights Agreement dated as of July 24, 1996, between the Company and The First Chicago Trust Company of New York (filed by incorporation by reference to the Form 8-A Registration Statement, No. 1-7349, dated August 1, 1996, and filed August 2, 1996, and to the Company's Form 8-K Report dated February 13, 1996, and filed February 14, 1996).

      10.1 1980 Stock Option and Stock Appreciation Rights Plan, as amended, 1983 Stock Option and Stock Appreciation Rights Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 2-82925) filed April 27, 1983.

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

      10.5 Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.6 Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.7 Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.8 Amended and Restated Form of Severance Benefit Agreement which exists between the Company and its executive officers, effective as of August 1, 1994 and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996) filed May 15, 1996.

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

      10.23 Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, as amended October 23, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-K for the quarter ended September 29, 1996) filed November 13, 1996.

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

      10.26      Part-Time  Employment,  Retirement  and   Consulting   Services
                 Agreement between Duane E. Emerson and Ball Corporation dated January 14, 1997. (Filed herewith.)

      10.27 Agreement and General Release between David B. Sheldon and Ball Corporation dated February 7, 1997. (Filed herewith.)

      10.28 Consulting Agreement between The Cygnus Enterprise Development Corp. (for which Donovan B. Hicks is managing partner) and Ball Corporation dated January 1, 1997. (Filed herewith.)

      11.1       Statement  re:  Computation  of  Earnings  Per  Share.   (Filed
                 herewith.)

      13.1 Ball Corporation 1996 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

      18.1 Letter re: Change in Accounting Principles. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995) filed August 15, 1995.

      21.1       List of Subsidiaries of Ball Corporation.  (Filed herewith.)

      23.1       Consent of Independent Accountants. (Filed herewith.)

      24.1       Limited Power of Attorney.  (Filed herewith.)

      27.1 Financial Data Schedule for the year ended December 31, 1996. (Filed herewith.)

      27.2 Restated Financial Data Schedule for the nine month period ended September 29, 1996. (Filed herewith.)

      27.3 Restated Financial Data Schedule for the six month period ended June 30, 1996. (Filed herewith.)

      99.1 Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

      99.2       Cautionary  statement   for  purposes  of  the   "safe  harbor"
                 provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)