Form 10-Q
period 1997-03-30
BALL CORP
filed 1997-05-14
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997


                          Commission file number 1-7349

                                BALL CORPORATION

                           State of Indiana 35-0160610

                      345 South High Street, P.O. Box 2407
                              Muncie, IN 47307-0407
                                  765/747-6100


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

               Class                            Outstanding at April 27, 1997
         Common Stock,
           without par value                          30,244,536 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended March 30, 1997



                                      INDEX



                                                                   Page Number
                                                                 ---------------

PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements

            Unaudited Condensed Consolidated Statement of Income
               for the three month periods ended March 30, 1997,
               and March 31, 1996                                      3

            Unaudited Condensed Consolidated Balance Sheet at
               March 30, 1997, and December 31, 1996                   4

            Unaudited Condensed Consolidated Statement of
               Cash Flows for the three month periods ended
               March 30, 1997, and March 31, 1996                      5

            Notes to Unaudited Condensed Consolidated
               Financial Statements                                    6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8

PART II.    OTHER INFORMATION                                         11

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                                                           Three months ended
                                                                                -----------------------------------------
                                                                                    March 30,             March 31,
                                                                                      1997                   1996
                                                                                -------------------    ------------------

   Net sales                                                                    $        479.8         $        462.0
                                                                                -------------------    ------------------

   Costs and expenses
     Cost of sales                                                                       431.6                  424.4
     Selling, general and administrative expenses                                         29.2                   24.0
     Interest expense                                                                      9.9                    6.8
                                                                                -------------------    ------------------
                                                                                         470.7                  455.2
                                                                                -------------------    ------------------

   Income from continuing operations before taxes on income, minority
     interests and equity in earnings of affiliates                                        9.1                    6.8

   Provision for taxes on income                                                          (2.8)                  (2.4)

   Minority interests                                                                      1.6                   --

   Equity in (losses) earnings of affiliates                                              (0.9)                   2.4
                                                                                -------------------    ------------------

   Net income (loss) from:
      Continuing operations                                                                7.0                    6.8
      Discontinued operations                                                            --                      (1.3)
                                                                                -------------------    ------------------
   Net income                                                                              7.0                    5.5

   Preferred dividends, net of tax benefit                                                (0.7)                  (0.8)
                                                                                -------------------    ------------------

   Earnings available to common shareholders                                    $          6.3         $          4.7
                                                                                ===================    ==================

   Net earnings (loss) per share of common stock:
      Continuing operations                                                     $         0.21         $         0.20
      Discontinued operations                                                             --                    (0.04)
                                                                                -------------------    ------------------
   Earnings per share of common stock                                           $         0.21         $         0.16
                                                                                ===================    ==================

   Fully diluted earnings (loss) per share:
      Continuing operations                                                     $        0.20          $        0.19
      Discontinued operations                                                            --                    (0.04)
                                                                                -------------------    ------------------
   Fully diluted earnings per share                                             $        0.20          $        0.15
                                                                                ===================    ==================

   Cash dividends declared per common share                                     $        0.15          $        0.15
                                                                                ===================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                                                March 30,           December 31,
                                                                                  1997                  1996
                                                                             ----------------     ------------------


ASSETS
Current assets
   Cash and temporary investments                                            $         34.9         $        169.2
   Accounts receivable, net                                                           348.5                  245.9
   Inventories, net
     Raw materials and supplies                                                       104.2                   95.7
     Work in process and finished goods                                               319.7                  206.3
   Prepaid expenses and other                                                          33.7                   18.5
   Deferred income tax benefits                                                        31.4                   31.0
                                                                             ------------------     ------------------
     Total current assets                                                             872.4                  766.6
                                                                             ------------------     ------------------

Property, plant and equipment, at cost                                              1,586.1                1,269.5
Accumulated depreciation                                                             (645.8)                (570.5)
                                                                             ------------------     ------------------
                                                                                      940.3                  699.0
                                                                             ------------------     ------------------

Investment in affiliates                                                               95.8                   80.9
Goodwill and other assets                                                             243.6                  154.3
                                                                             ------------------     ------------------

                                                                             $      2,152.1         $      1,700.8
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                     $        448.4         $        175.2
   Accounts payable                                                                   268.3                  214.3
   Salaries, wages and other current liabilities                                      128.8                  121.5
                                                                             ------------------     ------------------
     Total current liabilities                                                        845.5                  511.0
                                                                             ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                     454.0                  407.7
   Deferred income taxes                                                               38.8                   34.7
   Employee benefit obligations and other                                             137.6                  136.0
                                                                             ------------------     ------------------
     Total noncurrent liabilities                                                     630.4                  578.4
                                                                             ------------------     ------------------

Contingencies

Minority interests                                                                     75.7                    7.0
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                           60.9                   61.7
   Unearned compensation - ESOP                                                       (44.0)                 (44.0)
                                                                             ------------------     ------------------
     Preferred shareholder's equity                                                    16.9                   17.7
                                                                             ------------------     ------------------

   Common stock (issued 33,146,196 shares - 1997;
      32,976,708 shares - 1996)                                                       319.6                  315.2
   Retained earnings                                                                  347.2                  344.5
   Treasury stock, at cost (2,852,406 shares - 1997;
      2,458,483 shares - 1996)                                                        (83.2)                 (73.0)
                                                                             ------------------     ------------------
      Common shareholders' equity                                                     583.6                  586.7
                                                                             ------------------     ------------------
            Total shareholders' equity                                                600.5                  604.4
                                                                             ------------------     ------------------
                                                                             $      2,152.1         $      1,700.8
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                      Three months ended
                                                                             -------------------------------------
                                                                                March 30,            March 31,
                                                                                  1997                 1996
                                                                             ----------------     ----------------



Cash flows from operating activities
   Net income from continuing operations                                     $          7.0         $          6.8
   Reconciliation of net income from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                     24.0                   20.2
     Other, net                                                                        (1.0)                 (10.1)
     Changes in working capital components                                            (88.0)                (120.2)
                                                                             ------------------     ------------------
       Net cash used in operating activities                                          (58.0)                (103.3)
                                                                             ------------------     ------------------

Cash flows from financing activities
   Net change in short-term debt                                                      116.7                   41.8
   Net change in long-term debt                                                        (4.3)                 137.4
   Acquisitions of treasury stock                                                     (10.2)                  (5.5)
   Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                                  4.5                    5.3
   Common dividends                                                                    (4.8)                  (4.5)
   Other, net                                                                           0.5                   (0.4)
                                                                             ------------------     ------------------
       Net cash provided by financing activities                                      102.4                  174.1
                                                                             ------------------     ------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                         (27.2)                 (57.7)
   Net cash flows attributable to
       discontinued operations                                                         --                      6.7
   Acquisition of M. C. Packaging, net of cash acquired                              (152.3)                  --
   Investment in and advances to affiliates                                            (4.8)                  (9.3)
   Other, net                                                                           5.6                    3.2
                                                                             ------------------     ------------------
       Net cash used in investing activities                                         (178.7)                 (57.1)
                                                                             ------------------     ------------------

Net (decrease) increase in cash                                                      (134.3)                  13.7
Cash and temporary investments:
   Beginning of period                                                                169.2                    5.1
                                                                             ------------------     ------------------
   End of period                                                             $         34.9         $         18.8
                                                                             ==================     ==================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
March 30, 1997

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

2.  Reclassifications.

Certain prior year amounts have been reclassified in order to conform with the 1997 presentation.

3.  M. C. Packaging (Hong Kong) Limited.

Ball, through its 95 percent majority-owned subsidiary, FTB Packaging Limited (FTB Packaging), has acquired through April 29, 1997, approximately 68 percent of M. C. Packaging (Hong Kong) Limited (M.C. Packaging) previously held by Lam Soon (Hong Kong) Limited and the general public. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal. It is the Company's intention to acquire the remaining shares held by the general public, at which time, Ball, through FTB Packaging, expects to own approximately 74 percent of M.C. Packaging for a total purchase price of approximately $175 million. The remaining minority interest of approximately 25 percent will be owned by Ng Fung Hong (Holdings) Limited of Hong Kong, an indirect subsidiary of China Resources (Holding) Company, a major importer of foodstuffs from China into Hong Kong.

M.C.  Packaging  has been  included  in the  Company's  consolidated  statements effective March 1997. The accompanying financial statements reflect a preliminary allocation of the purchase price. The final allocation will be completed when the transaction is concluded and all information becomes available.

4.  Discontinued Operations.

The loss from discontinued operations of $1.3 million in 1996 was comprised of the Company's share of the results of Ball-Foster Glass Container Co. L.L.C. (Ball-Foster), in which the Company then owned a 42 percent interest, and allocated interest expense of $1.6 million ($1.0 million after tax). Interest expense was allocated to discontinued operations based on the Company's weighted average borrowing rate for general borrowings, excluding debt specifically identified with Ball's other operations. Ball sold its interest in Ball-Foster in October 1996.


5.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,659,348 shares at March 30, 1997, and 1,680,584 shares at December 31, 1996.


6.  Earnings per Share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share," effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. It is expected that neither the Company's earnings per common share nor its diluted per share amounts will differ significantly from amounts previously reported.

7.  Contingencies.

In the ordinary course of business, the Company is subject to various risks and uncertainties due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., volatile costs of commodity materials used in the manufacture of its products, and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties.

The U.S. government is disputing the Company's claim to recoverability of reimbursed costs associated with Ball's Employee Stock Ownership Plan for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. In October 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. While the outcome of the trial is not yet known, the Company's information at this time does not indicate that this matter will have a material, adverse effect upon financial condition, results of operations or competitive position of the Company. For additional information regarding this matter, refer to the Company's latest annual report.

From time to time, the Company is subject to routine litigation incident to its business. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Ball Corporation and subsidiaries are referred to collectively as "Ball" or the "Company" in the following discussion and analysis.

ACQUISITION

During the first quarter of 1997, the Company, through its 95 percent majority-owned subsidiary, FTB Packaging Limited (FTB Packaging), acquired a controlling interest in M.C. Packaging (Hong Kong) Limited (M.C. Packaging). The Company continues to purchase the public shares of M.C. Packaging, and expects, upon completion, to own indirectly approximately 74 percent of that company for a total acquisition price of approximately $175 million. The acquisition will be accounted for as a purchase transaction.

M.C. Packaging has been included in the Company's consolidated statements effective March 1997. M.C. Packaging had net sales of approximately $200 million in 1996 and operates 13 ventures, with one wholly-owned subsidiary in Hong Kong, eight majority-owned subsidiaries in China and four minority-owned ventures in China. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

RESULTS OF OPERATIONS

Sales and Earnings
Consolidated net sales of $479.8 million for the first quarter of 1997 increased
3.9 percent compared to the first quarter of 1996. Consolidated operating earnings for the first quarter of 1997 were $19.9 million as compared to $13.2 million in the first quarter of 1996, with increased earnings within both the packaging and the aerospace and technologies segments. Earnings in 1996 include a $2.7 million pretax charge for severance in connection with a reduction in administrative and technical staff within the metal packaging businesses.

Packaging
Packaging segment net sales were $382.0 million for the first quarter of 1997 compared to $378.2 million in the first quarter of 1996. Segment operating earnings increased in the first quarter of 1997 compared to 1996 as a result of improved earnings within the North American metal beverage container business and reduced operating losses within the PET business. These improvements were partially offset by lower results within the North American metal food container and FTB Packaging operations.

Within the packaging segment, sales in the North American metal container business decreased for the three-month period, due in part to the exclusion of sales from the Company's U.S. aerosol business sold in the fourth quarter of 1996, and to lower shipments of metal beverage containers and ends as well as metal food containers. Operating earnings increased in the North American metal beverage container business despite lower shipments, due in part to a more stable metal pricing environment, lower warehousing costs and improved operating efficiencies compared to 1996. Earnings in the metal food container business were lower for the quarter due in part to the sale of the aerosol business and lower food container shipments.

PET container sales represented approximately five percent of consolidated 1997 sales compared to less than one percent in the first quarter of 1996. The business operated at a loss, though at a reduced level from 1996. Costs associated with the start-up of new plants in Iowa and New Jersey contributed to the operating loss in 1997.

Sales within Ball's FTB Packaging operations increased substantially with the inclusion of $13.8 million in sales from M.C. Packaging, and the consolidation of a venture previously accounted for as an equity affiliate. FTB Packaging recorded a pretax, pre-interest operating loss in 1997, versus an essentially break-even quarter in 1996, primarily due to the softness in the metal beverage container market, as well as start-up costs associated with new manufacturing facilities. The first quarter of 1997 includes results of M.C. Packaging which were not significant.

Aerospace and Technologies
Sales in the aerospace and technology segment increased to $97.8 million in 1997 compared to $83.8 million in 1996. Operating earnings also increased significantly, in part due to a strong demand for certain higher margin telecommunications equipment and other high technology products. Backlog at the quarter end was approximately $322 million compared to $337 million at December 31, 1996, and $419 million at the end of the first quarter of 1996. In addition, in late March 1997, Ball sold approximately one-third of its investment in Datum Inc. (Datum), at a pretax gain of $1.2 million, in connection with a secondary public offering made by Datum.


Interest and Taxes
Consolidated interest expense for the first quarter of 1997 was $9.9 million compared to $6.8 million for the first quarter of 1996. The increase was attributable primarily to an increase in the average level of short-term borrowings outstanding as a result of consolidating the existing debt obligations of M.C. Packaging included during the quarter.

Ball's consolidated effective income tax rate was 30.8 percent for the first quarter of 1997 compared to 35.3 percent for the 1996 first quarter. The tax effects relating to foreign operations in 1997 were substantially offset by a reduction in taxes for creditable costs of U.S. research and development.

Results of Equity Affiliates
Equity in earnings of affiliates for the first quarter of 1996 were $2.4 million compared to a net loss in 1997 of $0.9 million which includes the effects of costs for start-up operations in Brazil, Thailand and China, as well as lower earnings from certain equity affiliates reflecting the market softness in China.

Discontinued Operations - 1996
The loss from discontinued operations of $1.3 million was comprised of the Company's share of the results of Ball-Foster, in which the Company then owned a 42 percent interest, and allocated interest expense of $1.6 million ($1.0 million after tax). Interest expense was allocated to discontinued operations based on the Company's weighted average borrowing rate for general borrowings, excluding debt specifically identified with Ball's other operations. Ball sold its interest in Ball-Foster in October 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations in 1997 of $58.0 million decreased from $103.3 million in 1996 due in part to a reduction in the amount of cash used for normal seasonal working capital requirements.

Total debt was $902.4 million at March 30, 1997 compared to $582.9 million at December 31, 1996. Debt-to-total capitalization ratio was 57.2 percent at March 30, 1997 compared to 48.8 percent as of December 31, 1996. The reduction in cash, and increase in debt, is attributable to the acquisition and consolidation of M.C. Packaging and its related borrowings within the unaudited condensed consolidated balance sheet at March 30, 1997 as well as normal seasonal working capital requirements.

The Company has committed revolving credit agreements totaling $280 million consisting of a five-year facility for $150 million and 364-day facilities for $130 million. An additional $356 million in short-term funds were available to the Company on an uncommitted basis at quarter end, under which $107 million were outstanding at March 30, 1997. In addition, Ball has a Canadian dollar commercial paper facility of approximately $87 million, under which approximately $50 million was outstanding at quarter end. Additionally, FTB Packaging and M.C. Packaging have approximately $114 million and $170 million, respectively, of short-term committed and uncommitted facilities. At the end of the first quarter 1997, approximately $79 million and $147 million of these facilities, respectively, were outstanding and are without recourse to Ball.

The Company has a receivable sale agreement, under which a net amount of $66.5 million of packaging trade receivables have been sold without recourse as of March 30, 1997. Fees related to this agreement were $0.9 million for the quarter in each of 1997 and 1996, and were included in selling, general and administrative expenses.

Total 1997 capital spending is expected to be $160 million. This includes amounts for the acquisition of certain PET manufacturing equipment from Brunswick Container Corporation which is expected to close in July 1997 as previously reported .

OTHER

In the ordinary course of business, the Company is subject to various risks and uncertainties due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., volatile costs of commodity materials used in the manufacture of its products, and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties.

The U.S. government is disputing the Company's claim to recoverability of reimbursed costs associated with Ball's Employee Stock Ownership Plan for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. In October 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. While the outcome of the trial is not yet known, the Company's information at this time does not indicate that this matter will have a material, adverse effect upon financial condition, results of operations or competitive position of the Company. For additional information regarding this matter, refer to the Company's latest annual report.

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

From time to time, the Company is subject to routine litigation incident to its business. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

There were no events required to be reported under Item 1 for the quarter ending March 30, 1997.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending March 30, 1997.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending March 30, 1997.


Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending March 30, 1997.


Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending March 30, 1997.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

             3.1         Amended Articles of Incorporation of Ball Corporation
             3.2         By-Laws
            10.1         1997 Stock Option Plan (filed by incorporation by
                             reference to the Form S-8 Registration
                             Statement, No. 333-26361) filed May 2, 1997.
            10.2         Nonemployee Directors' Compensation Program
            11.1         Statement Re: Computation of Earnings per Share
            27.1         Financial Data Schedule
            99.1         Safe  Harbor  Statement Under  the  Private  Securities
                             Litigation Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K filed on January 17, 1997, announcing that Ball's Hong Kong subsidiary, FTB Packaging Limited, had completed the purchase of Lam Soon (Hong Kong) Limited's controlling interest in M.C. Packaging (Hong Kong) Limited on January 2, 1997.

         A Current Report on Form 8-K filed on March 20, 1997, announcing that Ball completed an offering for the publicly held shares of M.C. Packaging (Hong Kong) Limited.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:        /s/  R. David Hoover
         R. David Hoover
         Executive Vice President
           and Chief Financial Officer


Date:          May 14, 1997

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 30, 1997


                                  EXHIBIT INDEX
                                    Description                                        Exhibit
                                                                                      -----------

Amended Articles of Incorporation of Ball Corporation (Filed herewith.)                EX- 3.1

By-Laws (Filed herewith.)                                                              EX- 3.2

1997 Stock Option Plan (filed by incorporation by reference to the Form S-8
     Registration Statement, No. 333-26361) filed May 2, 1997.                         EX-10.1

Nonemployee Directors' Compensation Program (Filed herewith.)                          EX-10.2

Statement Re: Computation of Earnings per Share (Filed herewith.)                      EX-11.1

Financial Data Schedule (Filed herewith.)                                              EX-27.1

Safe  Harbor Statement Under the Private Securities  Litigation  Reform  Act  of
      1995, as amended. (Filed herewith.)                                              EX-99.1
