Form 10-Q
period 1997-08-03
BALL CORP
filed 1997-08-13
CIK 9389

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 29, 1997


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

               Class                          Outstanding at August 3, 1997
         Common Stock,
           without par value                       30,165,927 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended June 29, 1997



                                      INDEX




                                                                                        Page Number
                                                                                    -------------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statement of Income for the
                   three and six month periods ended June 29, 1997 and June 30,
                   1996                                                                      3

                Unaudited Condensed Consolidated Balance Sheet at June 29, 1997
                   and December 31, 1996                                                     4

                Unaudited Condensed Consolidated Statement of Cash Flows for the
                   six month periods ended June 29, 1997 and June 30, 1996
                                                                                             5

                Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                             6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                        9

PART II.        OTHER INFORMATION                                                            13


PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                             Three months ended                  Six months ended
                                                       -------------------------------     ------------------------------
                                                        June 29,          June 30,           June 29,         June 30,
                                                          1997              1996               1997             1996
                                                       ------------     --------------     -------------    -------------

   Net sales                                           $    643.7       $    600.1         $   1,123.5      $   1,062.1
                                                       ------------     --------------     -------------    -------------

   Costs and expenses
     Cost of sales                                          572.8            548.0             1,004.4            972.4
     Selling, general and administrative expenses
                                                             33.1             23.6                63.5             44.8
     Net gain on sale of investment and other                (7.5)            --                  (8.7)             2.8
     Interest expense                                        15.4              9.4                25.3             16.2
                                                       ------------     --------------     -------------    -------------
                                                            613.8            581.0             1,084.5          1,036.2
                                                       ------------     --------------     -------------    -------------

   Income from continuing operations before taxes on
     income                                                  29.9             19.1                39.0             25.9

   Provision for taxes on income                            (11.9)            (6.1)              (14.7)            (8.5)
   Minority interests                                         2.3              0.1                 3.9              0.1
   Equity in earnings (losses) of affiliates                  0.5              0.2                (0.4)             2.6
                                                       ------------     --------------     -------------    -------------


   Net income (loss) from:
     Continuing operations                                   20.8             13.3                27.8             20.1
     Discontinued operations                                 --               (1.5)               --               (2.8)
                                                       ------------     --------------     -------------    -------------
   Net income                                                20.8             11.8                27.8             17.3

   Preferred dividends, net of tax benefit                   (0.7)            (0.7)               (1.4)            (1.5)
                                                       ------------     --------------     -------------    -------------

   Earnings available to common shareholders
                                                       $     20.1       $     11.1         $      26.4      $      15.8
                                                       ============     ==============     =============    =============

   Net earnings (loss) per share of common stock:
     Continuing operations                             $     0.67       $     0.42         $      0.87      $      0.61
     Discontinued operations                                --               (0.05)              --               (0.09)
                                                       ------------     --------------     -------------    -------------
   Earnings per share of common stock                  $     0.67       $     0.37         $      0.87      $      0.52
                                                       ============     ==============     =============    =============

   Fully diluted earnings (loss) per share:
     Continuing operations                             $     0.63       $     0.40         $      0.83      $      0.59
     Discontinued operations                                --               (0.05)              --               (0.09)
                                                       ------------     --------------     -------------    -------------
   Fully diluted earnings per share                    $     0.63       $     0.35         $      0.83      $      0.50
                                                       ============     ==============     =============    =============
   Cash dividends declared per common share
                                                       $     0.15       $     0.15         $      0.30      $      0.30
                                                       ============     ==============     =============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                                                June 29,               December 31,
                                                                                  1997                     1996
                                                                             ------------------     ------------------

ASSETS
Current assets
   Cash and temporary investments                                            $         27.9         $       169.2
   Accounts receivable, net                                                           376.4                 245.9
   Inventories, net
     Raw materials and supplies                                                       137.6                  95.7
     Work in process and finished goods                                               269.7                 206.3
   Prepaid expenses and other                                                          29.5                  18.5
   Deferred income tax benefits                                                        28.6                  31.0
                                                                             ------------------     ------------------
     Total current assets                                                             869.7                 766.6
                                                                             ------------------     ------------------

Property, plant and equipment, at cost                                              1,591.3               1,269.5
Accumulated depreciation                                                             (668.9)               (570.5)
                                                                             ------------------     ------------------
                                                                                      922.4                 699.0
                                                                             ------------------     ------------------

Investment in affiliates                                                               79.0                  80.9
Goodwill                                                                              167.6                  59.5
Other assets                                                                          112.0                  94.8
                                                                             ------------------     ------------------
                                                                             $      2,150.7         $     1,700.8
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                     $        415.8         $       175.2
   Accounts payable                                                                   276.5                 214.3
   Salaries, wages and other current liabilities                                      160.6                 121.5
                                                                             ------------------     ------------------
     Total current liabilities                                                        852.9                 511.0
                                                                             ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                     445.0                 407.7
   Deferred income taxes                                                               42.7                  34.7
   Employee benefit obligations and other                                             139.8                 136.0
                                                                             ------------------     ------------------
     Total noncurrent liabilities                                                     627.5                 578.4
                                                                             ------------------     ------------------

Contingencies
Minority interests                                                                     53.4                   7.0
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                           60.9                  61.7
   Unearned compensation - ESOP                                                       (40.6)                (44.0)
                                                                             ------------------     ------------------
     Preferred shareholder's equity                                                    20.3                  17.7
                                                                             ------------------     ------------------

   Common stock (issued  33,309,208 shares - 1997;
      32,976,708 shares - 1996)                                                       323.7                 315.2
   Retained earnings                                                                  362.8                 344.5
   Treasury stock, at cost (3,091,419 shares - 1997;
      2,458,483 shares - 1996)                                                        (89.9)                (73.0)
                                                                             ------------------     ------------------
     Common shareholders' equity                                                      596.6                 586.7
                                                                             ------------------     ------------------
           Total shareholders' equity                                                 616.9                 604.4
                                                                             ------------------     ------------------
                                                                             $      2,150.7         $     1,700.8
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                       Six months ended
                                                                             -------------------------------------
                                                                                June 29,             June 30,
                                                                                  1997                 1996
                                                                             ----------------     ----------------


Cash flows from operating activities
   Net income from continuing operations                                         $   27.8             $   20.1
   Reconciliation of net income from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                   54.4                 41.5
     Other, net                                                                      (3.3)               (20.9)
     Changes in working capital components                                          (95.6)              (105.3)
                                                                             ----------------     ----------------
       Net cash used in operating activities                                        (16.7)               (64.6)
                                                                             ----------------     ----------------

Cash flows from financing activities
   Net change in long-term debt                                                     (24.6)               115.7
   Net change in short-term debt                                                    104.7                110.4
   Common and preferred dividends                                                   (11.8)               (11.5)
   Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                                8.5                 13.8
   Acquisitions of treasury stock                                                   (16.9)                (6.6)
   Preferred stock retired                                                           (0.8)                (3.2)
   Other, net                                                                         2.6                 (0.3)
                                                                             ----------------     ----------------
       Net cash provided by financing activities                                     61.7                218.3
                                                                             ----------------     ----------------

Cash flows from investing activities
   Additions to property, plant and equipment                                       (59.4)              (104.0)
   Acquisition of M. C. Packaging, net of cash acquired                            (156.3)                --
   Investments in and advances to affiliates                                        (18.3)               (40.8)
   Proceeds from sale of Datum stock                                                 26.2                 --
   Net cash from company-owned life insurance                                        15.0                  4.4
   Other, net                                                                         6.5                  1.9
                                                                             ----------------     ----------------
       Net cash used in investing activities                                       (186.3)              (138.5)
                                                                             ----------------     ----------------

Net (decrease) increase in cash                                                    (141.3)                15.2
Cash and temporary investments:
   Beginning of period                                                              169.2                  5.1
                                                                             ================     ================
   End of period                                                                 $   27.9             $   20.3
                                                                             ================     ================


See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
June 29, 1997

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

2.  Summary of Significant Accounting Policies.

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

Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 beginning January 1, 1998. Adoption will not affect the presentation of the traditional statement of income.

Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 beginning January 1, 1998. The effect of adopting this standard has not yet been determined.

As discussed in the Company's 1996 Annual Report to Shareholders, Ball uses interest rate swaps and options to manage the Company's mix of floating-rate and fixed-rate debt. Interest rate derivatives which effectively change the Company's underlying debt obligations to an intended rate mix are designated as hedges. The differential exchanged with counter parties between fixed-rate and floating-rate interest amounts are recorded as an adjustment to interest expense. Gains or losses arising from the termination of interest rate swaps, which are not significant, are deferred and amortized over the original contract terms. If an interest rate swap no longer qualifies as an effective hedge, the Company records the instrument at fair market value.

3.  M. C. Packaging (Hong Kong) Limited.

Ball, through its majority-owned subsidiary, FTB Packaging Limited (FTB Packaging), acquired through June 29, 1997, approximately 75 percent of M. C. Packaging (Hong Kong) Limited (M.C. Packaging) previously held by Lam Soon (Hong
Kong) Limited and the general public for a total purchase price of approximately $175 million. The remaining minority interest of approximately 25 percent is owned by Ng Fung Hong (Holdings) Limited of Hong Kong, an indirect subsidiary of China Resources (Holding) Company, a major importer of foodstuffs from China into Hong Kong. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

M.C.  Packaging  has been  included  in the  Company's  consolidated  statements effective March 1997. The accompanying financial statements reflect a preliminary allocation of the purchase price. The final allocation will be completed when all information becomes available. Net assets acquired of M.C. Packaging consisted of the following:

         (dollars in millions)

         Total assets                                                  $ 482.8
         Less liabilities assumed:
            Current liabilities                                           64.7
            Total debt                                                   197.8
            Other long-term liabilities and minority interests            45.3
                                                                       -------

         Net assets acquired                                           $ 175.0
                                                                       =======



4.   Discontinued Operations.

The losses from discontinued operations of $1.5 million and $2.8 million for the three and six month periods of 1996, respectively, were comprised of the Company's share of the results of Ball-Foster Glass Container Co. L.L.C. (Ball-Foster), in which the Company then owned a 42 percent interest, and allocated interest expense of $2.0 million ($1.2 million after tax) and $3.6 million ($2.2 million after tax), for the three and six month periods ending June, respectively. Interest expense was allocated to discontinued operations based on the Company's weighted average borrowing rate for general borrowings, excluding debt specifically identified with Ball's other operations. Ball sold its interest in Ball-Foster in October 1996.

5.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,654,562 shares at June 29, 1997, and 1,680,584 shares at December 31, 1996.

6.  Disposition of Investment.

The Company sold its investment in Datum, Inc. in the first half of 1997. A pretax gain of $10.5 million ($6.3 million after tax or $0.21 per share) was recorded in the second quarter of 1997.

7.  Subsequent Event.

In July 1997, the Company acquired certain assets,  including PET  manufacturing
equipment  and  other  assets,   from  Brunswick   Container   Corporation   for
approximately $40 million.

8.  Contingencies.

In the ordinary course of business, the Company is subject to various risks and uncertainties due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., volatile costs of commodity materials used in the manufacture of its products, and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties. Prior to July 2, 1997, the Thai baht (currency of Thailand) was held steady against the U.S. dollar. Since a change in monetary policy by the government of Thailand on July 2, the baht has depreciated versus the U.S. dollar. The Company is assessing the effect, if any, of this devaluation on its 40 percent equity affiliate, Thai Beverage Can Ltd.

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

From time to time, the Company is subject to routine litigation incidental to its business. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material, adverse effect upon the financial condition, results of operations, capital expenditures or competitive position of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ball Corporation and subsidiaries are referred to collectively as "Ball" or the "Company" in the following discussion and analysis.

ACQUISITION

During the second quarter of 1997, the Company, through its majority-owned subsidiary, FTB Packaging Limited (FTB Packaging), completed the acquisition of a 75 percent controlling interest in M.C. Packaging (Hong Kong) Limited (M.C. Packaging) for approximately $175 million. The acquisition has been accounted for as a purchase transaction.

M.C. Packaging has been included in the Company's consolidated statements effective March 1997. M.C. Packaging had net sales of approximately $200 million in 1996 and operates throughout China and Hong Kong through various subsidiary and affiliated companies. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

RESULTS OF OPERATIONS

Sales and Earnings
Consolidated net sales of $643.7 million for the second quarter of 1997 increased 7.3 percent compared to the second quarter of 1996. For the first six months of 1997, consolidated net sales were $1.1 billion, an increase of 5.8 percent over the same period for 1996. The increased sales reflect the consolidation of M.C. Packaging in 1997 and the increased volume from the PET container operations.

Consolidated operating earnings for the second quarter of 1997 were $45.7 million as compared to $31.1 million in the second quarter of 1996. In addition to increased earnings within the packaging and aerospace segments, the 1997 increase includes a net pretax gain of $7.5 million ($4.5 million after-tax, or $0.15 per share) reflecting a gain from the sale of the Company's interest in Datum Inc. (Datum), partially offset by a $3.0 million charge to close a small PET container manufacturing plant. Consolidated operating earnings for the year-to-date periods were $66.8 million and $44.3 million for 1997 and 1996, respectively. Consolidated earnings for the six month period of 1997 include the net pretax gains from the sale of the interest in Datum while 1996 included first quarter employee termination costs primarily related to the metal packaging business.

Packaging
Packaging segment net sales were $540.3 million for the second quarter of 1997 compared to $501.6 million in the second quarter of 1996. Six month period net sales were $922.3 million and $879.8 million for 1997 and 1996, respectively. Segment operating earnings increased in the three and six month periods of 1997 compared to the same periods of 1996 as a result of improved earnings within the combined North American metal food and beverage container business and reduced operating losses within the PET business excluding the plant closure charge. These improvements were partially offset by lower results of the FTB Packaging operations.

Within the packaging segment, sales in the North American metal container business decreased for the three and six month periods. Lower shipments of metal food and beverage containers contributed to lower sales in the 1997 periods. Also, sales in 1996 included $10.8 million and $21.2 million in the second quarter and year-to-date periods from the Company's aerosol container business sold in the fourth quarter of that year contributing to the comparative decrease. Operating earnings increased in the North American metal food and beverage container businesses despite lower shipments, due in part to improved operating efficiencies compared to 1996. In addition, metal food enjoyed a more stable steel pricing environment in 1997 while metal beverage incurred lower warehousing costs. Metal beverage container results in 1996 were affected, in part, by higher contractual can sheet costs and manufacturing inefficiencies caused by the conversion of production capabilities to a smaller diameter end and lower gauge aluminum.

PET container sales for the six months represented approximately five percent of consolidated 1997 net sales compared to less than two percent in 1996. The business operated at a loss for the quarter and year-to-date periods, though at a reduced level from 1996, excluding the 1997 charge associated with the Reading, Pa. plant closure. Costs associated with the start-up of new plants in Iowa and New Jersey contributed to the operating loss in 1997. Ball acquired certain manufacturing assets of Brunswick Container in early July 1997 and will begin supplying PET bottles to the Honickman Group of bottling companies under a multi-year contract.

Sales within Ball's FTB Packaging operations increased substantially with the inclusion of $55.9 million and $69.7 million in net sales from M.C. Packaging for the three and six month periods of 1997, respectively. FTB Packaging recorded pretax, pre-interest operating losses of $0.7 million and $1.3 million in 1997, versus earnings of approximately $1.1 million and $1.2 million in 1996 for the quarter and year-to-date periods, respectively. These decreases were primarily due to start-up costs associated with new manufacturing facilities, as well as the softness in the metal beverage container market due to overcapacity which is expected to improve as demand continues to grow.

Aerospace and Technologies
Sales in the aerospace and technology segment for the second quarter and six month periods of 1997 increased to $103.4 million and $201.2 million, respectively, compared to $98.5 million and $182.3 million in 1996. Operating earnings also increased significantly, in part due to the completion and delivery of certain higher margin telecommunications products and award fees on several completed contracts. Backlog at the end of June 1997 was approximately $310 million compared to $337 million at December 31, 1996, and $398 million at the end of the June 1996. In addition, during the second quarter, Ball sold its remaining investment in Datum, at a pretax gain of approximately $10.5 million.

Interest and Taxes
Consolidated interest expense for the second quarter and the first half of 1997 was $15.4 million and $25.3 million, respectively, compared to $9.4 million and $16.2 million, for the same periods of 1996, respectively. The increase was attributable primarily to an increase in the average level of short-term borrowings outstanding as a result of consolidating the existing debt obligations of M.C. Packaging included during the quarter.

Ball's consolidated effective income tax rate was 39.8 percent for the second quarter of 1997 compared to 31.9 percent for the 1996 second quarter. For the first half of 1997, the effective tax rate was 37.7 percent compared to 32.8 percent for 1996. The higher current year effective tax rates reflect the effects of current international results coupled with reduced nontaxable effects of company-owned life insurance when compared to higher pretax total income in 1997.

Results of Equity Affiliates
Equity in earnings of affiliates for the second quarter of 1997 were $0.5 million compared to $0.2 million for the 1996 second quarter. For the six month periods, equity in earnings of affiliates were a loss of $0.4 million and earnings of $2.6 million for 1997 and 1996, respectively. The decrease was primarily attributed to the soft market in China where the majority of equity affiliates operate and the startup of ventures in Brazil and Thailand.

Discontinued Operations
The losses from discontinued operations of $1.5 million and $2.8 million for the three and six month periods of 1996 were comprised of the Company's share of the results of Ball-Foster, in which the Company then owned a 42 percent interest, and allocated interest expense of $2.0 million ($1.2 million after tax) and $3.6 million ($2.2 million after tax), respectively. Interest expense was allocated to discontinued operations based on the Company's weighted average borrowing rate for general borrowings, excluding debt specifically identified with Ball's other operations. Ball sold its interest in Ball-Foster in October 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations in 1997 of $16.7 million decreased from $64.6 million in 1996 due in part to a reduction in the amount of cash used for normal seasonal working capital requirements and higher depreciation.

Total debt was $860.8 million at June 29, 1997 compared to $582.9 million at December 31, 1996. Debt-to-total capitalization ratio was 56.2 percent at June 29, 1997 compared to 48.8 percent as of December 31, 1996. These increases are largely attributable to the 1997 acquisition and consolidation of M.C. Packaging and its related borrowings as well as normal seasonal working capital requirements.

The Company has committed revolving credit agreements totaling $280 million consisting of a five-year facility for $150 million and 364-day facilities for $130 million. An additional $356 million in short-term funds were available to the Company on an uncommitted basis at quarter end, under which $87 million were outstanding at June 29, 1997. In addition, Ball has a Canadian dollar commercial paper facility of approximately $87 million, under which approximately $58 million was outstanding at quarter end. Additionally, FTB has approximately $284 million of short-term committed and uncommitted facilities. At the end of the second quarter 1997, approximately $226 million of these facilities were outstanding and are without recourse to Ball.

The Company has a receivable sale agreement, under which a net amount of $66.5 million of packaging trade receivables have been sold without recourse as of June 29, 1997. Fees related to this agreement were $0.9 million and $1.8 million for the quarter and year-to-date periods in each of 1997 and 1996, and were included in selling, general and administrative expenses.

Total 1997 capital spending is expected to be $150 million. This includes approximately $40 million for the acquisition of certain assets including PET manufacturing equipment and other assets from Brunswick Container Corporation which closed in July 1997.

OTHER

In the ordinary course of business, the Company is subject to various risks and uncertainties due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., volatile costs of commodity materials used in the manufacture of its products, and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties. Prior to July 2, 1997, the Thai baht (currency of Thailand) was held steady against the U.S. dollar. Since a change in the monetary policy by the government of Thailand on July 2, the baht has depreciated versus the U.S. dollar. The Company is assessing the effect, if any, of this devaluation on its 40 percent equity affiliate, Thai Beverage Container.

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

As is commonly known, there is a potential issue facing many companies today regarding the ability of information systems to accommodate the coming year 2000. Ball is evaluating its information systems and believes that all critical systems can, or will be able to, accommodate the coming century, without material adverse effect on the Company's financial condition, results of operations, capital spending or competitive position.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company previously reported that it was negotiating with other designated potentially responsible parties and the State of Illinois to resolve the lawsuit brought by the State of Illinois to recover costs incurred in the cleanup of the Cross Brothers Site located at Kankakee, Illinois. On May 28, 1997, the Circuit Court of the Twenty-First Judicial Circuit, Kankakee County, Chancery Division, approved the Consent Order entered into among the parties and approved a voluntary dismissal of the State of Illinois' action without prejudice. The Company's portion of the settlement was $153,846.28 which amount has been paid to the State of Illinois. Alltrista Corporation has reimbursed the Company for this amount. The Company believes that this matter is concluded with the State of Illinois. Based upon the information available to the Company at the present time, the Company does not believe that this matter will have a material, adverse effect upon the financial condition of the Company.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending June 29, 1997.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending June 29, 1997.


Item 4.  Submission of matters to a vote of security holders

The Company held the Annual Meeting of Shareholders on April 23, 1997. Matters voted upon by proxy were: the election of four directors for three-year terms expiring in 2000; the ratification of the appointment of Price Waterhouse LLP as independent accountants for 1997; and, the approval of the 1997 Stock Incentive Plan. The results of the vote are as follows:

                                            For          Against/Withheld   Abstained/Broker Non-Vote

Election of directors for terms
  expiring in 2000:

   Howard M. Dean                           29,346,849            --                  540,955

   John T. Hackett                          29,348,920            --                  538,884

   R. David Hoover                          29,356,078            --                  531,726

   Jan Nicholson                            29,361,115            --                  526,689


Appointment of Price Waterhouse
   LLP as independent accountants
   for 1997                                 29,647,726           134,386              105,692

Approval of the 1997 Stock
   Incentive Plan                           17,716,280        10,177,155            1,994,214

Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending June 29, 1997.

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

           11.1   Statement Re: Computation of Earnings per Share

           27.1   Financial Data Schedule for the Six Months Ending June 29,1997

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended June 29, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:        /s/  R. David Hoover
         R. David Hoover
         Executive Vice President
           and Chief Financial Officer


Date:          August 13, 1997

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 29, 1997


                                  EXHIBIT INDEX

              Description                                             Exhibit
                                                                   -------------



Statement Re: Computation of Earnings per Share                       EX-11.1

Financial Data Schedule for the Six Months Ending
June 29, 1997                                                         EX-27.1

Cautionary statement for purposes of the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995.   EX-99.1