Form 10-Q
period 1997-09-28
BALL CORP
filed 1997-11-10
CIK 9389

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 28, 1997


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

               Class                             Outstanding at October 26, 1997
         Common Stock,
           without par value                            30,169,805 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                     For the period ended September 28, 1997



                                      INDEX



                                                                                        Page Number
                                                                                    ---------------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statement of Income for the
                   three and nine month periods ended September 28, 1997 and
                   September 29, 1996                                                        3

                Unaudited Condensed Consolidated Balance Sheet at September 28,
                   1997 and December 31, 1996                                                4

                Unaudited Condensed Consolidated Statement of Cash Flows for
                   the nine month periods ended September 28, 1997 and
                   September 29, 1996                                                        5

                Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                             6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                        9

PART II.        OTHER INFORMATION                                                            13

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                 Three months ended                             Nine months ended
                                      -----------------------------------------     ------------------------------------------
                                        September 28,         September 29,           September 28,          September 29,
                                            1997                  1996                    1997                    1996
                                      ------------------    -------------------     ------------------     -------------------

   Net sales                          $    690.2            $    622.2              $   1,813.7            $   1,684.3
                                      ------------------    -------------------     ------------------     -------------------

   Costs and expenses
     Cost of sales                         605.2                 566.7                  1,609.6                1,539.1
     Selling, general and
       administrative expenses              32.1                  21.9                     95.6                   66.7
     Net gain on sale of investment         --                    --                       (8.7)                   2.8
       and other
     Interest expense                       14.3                   8.6                     39.6                   24.8
                                      ------------------    -------------------     ------------------     -------------------
                                           651.6                 597.2                  1,736.1                1,633.4
                                      ------------------    -------------------     ------------------     -------------------

   Income from continuing
     operations before taxes on             38.6                  25.0                     77.6                   50.9
     income

   Provision for taxes on income           (14.1)                 (4.5)                   (28.8)                 (13.0)
   Minority interests                       (0.1)                 (0.3)                     3.8                   (0.1)
   Equity in (losses) earnings of           (1.7)                 (0.8)                    (2.1)                   1.7
     affiliates
                                      ------------------    -------------------     ------------------     -------------------


   Net income (loss) from:
     Continuing operations                  22.7                  19.4                     50.5                   39.5
     Discontinued operations                --                     0.7                     --                     (2.1)
                                      ------------------    -------------------     ------------------     -------------------
   Net income                               22.7                  20.1                     50.5                   37.4

   Preferred dividends, net of tax          (0.7)                 (0.7)                    (2.1)                  (2.2)
     benefit
                                      ------------------    -------------------     ------------------     -------------------

   Earnings available to common
     shareholders                     $     22.0            $     19.4              $      48.4            $      35.2
                                      ==================    ===================     ==================     ===================

   Net earnings (loss) per share of
     common stock:
     Continuing operations            $     0.73            $     0.62              $      1.60            $      1.23
     Discontinued operations               --                     0.02                    --                     (0.07)
                                      ------------------    -------------------     ------------------     -------------------
   Earnings per share of common
   stock                              $     0.73            $     0.64              $      1.60            $      1.16
                                      ==================    ===================     ==================     ===================

   Fully diluted earnings (loss)
     per share:
     Continuing operations            $     0.68            $     0.58              $      1.51            $      1.17
     Discontinued operations               --                     0.02                    --                     (0.06)
                                      ------------------    -------------------     ------------------     -------------------
   Fully diluted earnings per share   $     0.68            $     0.60              $      1.51            $      1.11
                                      ==================    ===================     ==================     ===================
   Cash dividends declared
      per common share                $     0.15            $     0.15              $      0.45            $      0.45
                                      ==================    ===================     ==================     ===================


See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                                    September 28,          December 31,
                                                                        1997                   1996
                                                                  ------------------    -------------------

ASSETS
Current assets
   Cash and temporary investments                                 $         28.1         $       169.2
   Accounts receivable, net                                                401.5                 245.9
   Inventories, net
     Raw materials and supplies                                            161.5                  95.7
     Work in process and finished goods                                    216.5                 206.3
   Prepaid expenses and other                                               25.5                  18.5
   Deferred income tax benefits                                             32.2                  31.0
                                                                  ------------------     ------------------
     Total current assets                                                  865.3                 766.6
                                                                  ------------------     ------------------

Property, plant and equipment, at cost                                   1,644.9               1,269.5
Accumulated depreciation                                                  (693.4)               (570.5)
                                                                  ------------------     ------------------
                                                                           951.5                 699.0
                                                                  ------------------     ------------------

Investment in affiliates                                                    86.7                  80.9
Goodwill                                                                   168.7                  59.5
Other assets                                                                99.2                  94.8
                                                                  ------------------     ------------------
                                                                  $      2,171.4         $     1,700.8
                                                                  ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt          $        436.8         $       175.2
   Accounts payable                                                        289.6                 214.3
   Salaries, wages and other current liabilities                           171.1                 121.5
                                                                  ------------------     ------------------
     Total current liabilities                                             897.5                 511.0
                                                                  ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                          399.2                 407.7
   Deferred income taxes                                                    47.5                  34.7
   Employee benefit obligations and other                                  141.5                 136.0
                                                                  ------------------     ------------------
     Total noncurrent liabilities                                          588.2                 578.4
                                                                  ------------------     ------------------

Contingencies
Minority interests                                                          54.8                   7.0
                                                                  ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                60.7                  61.7
   Unearned compensation - ESOP                                            (40.6)                (44.0)
                                                                  ------------------     ------------------
     Preferred shareholder's equity                                         20.1                  17.7
                                                                  ------------------     ------------------

   Common stock (issued  33,559,212 shares - 1997;
      32,976,708 shares - 1996)                                            330.8                 315.2
   Retained earnings                                                       378.8                 344.5
   Treasury stock, at cost (3,365,268 shares - 1997;
      2,458,483 shares - 1996)                                             (98.8)                (73.0)
                                                                  ------------------     ------------------
     Common shareholders' equity                                           610.8                 586.7
                                                                  ------------------     ------------------
           Total shareholders' equity                                      630.9                 604.4
                                                                  ------------------     ------------------
                                                                  $      2,171.4         $     1,700.8
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                        Nine months ended
                                                                             -----------------------------------------
                                                                               September 28,         September 29,
                                                                                   1997                   1996
                                                                             ------------------    -------------------


Cash flows from operating activities
   Net income from continuing operations                                         $   50.5              $   39.5
   Reconciliation of net income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                   86.0                  63.5
     Other, net                                                                      (1.0)                  1.0
     Changes in working capital components                                          (61.4)                (95.2)
                                                                             ------------------    -------------------
       Net cash provided by operating activities                                     74.1                   8.8
                                                                             ------------------    -------------------

Cash flows from financing activities
   Net change in short-term debt                                                    102.5                 144.1
   Net change in long-term debt                                                     (45.9)                104.0
   Common and preferred dividends                                                   (16.1)                (16.1)
   Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                               15.6                  20.0
   Acquisitions of treasury stock                                                   (25.8)                 (6.8)
   Other, net                                                                         0.6                 (30.3)
                                                                             ------------------    -------------------
       Net cash provided by financing activities                                     30.9                 214.9
                                                                             ------------------    -------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                       (83.5)               (144.5)
   Acquisitions of M. C. Packaging, net of cash acquired ($159.4) and of
     PET manufacturing assets ($40.4)                                              (199.8)                 --
   Investments in and advances to affiliates                                        (14.2)                (39.4)
   Proceeds from sale of Datum stock                                                 26.2                  --
   Net cash related to company-owned life insurance                                  14.0                  (8.5)
   Other, net                                                                        11.2                 (25.6)
                                                                             ------------------    -------------------
       Net cash used in investing activities                                       (246.1)               (218.0)
                                                                             ------------------    -------------------

Net (decrease) increase in cash                                                    (141.1)                  5.7
Cash and temporary investments:
   Beginning of period                                                              169.2                   5.1
                                                                             ------------------    -------------------
   End of period                                                                 $   28.1              $   10.8
                                                                             ==================    ===================


See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
September 28, 1997

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

2.  Summary of New Accounting Pronouncements.

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

3.  Acquisitions.

M.C. Packaging (Hong Kong) Limited
Ball, through its majority-owned subsidiary, FTB Packaging Limited (FTB Packaging), acquired in 1997, approximately 75 percent of M. C. Packaging (Hong
Kong) Limited (M.C. Packaging) previously held by Lam Soon (Hong Kong) Limited and the general public for a total purchase price of approximately $179 million. The remaining minority interest of approximately 25 percent is owned by Ng Fung Hong (Holdings) Limited of Hong Kong, an indirect subsidiary of China Resources (Holding) Company, a major importer of foodstuffs from China into Hong Kong. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

M.C.  Packaging  has been  included  in the  Company's  consolidated  statements effective March 1997. The accompanying financial statements reflect a preliminary allocation of the purchase price. The final allocation will be completed when all information becomes available. Net assets acquired of M.C. Packaging consisted of the following:

         (dollars in millions)

         Total assets                                                  $ 485.2
         Less liabilities assumed:
            Current liabilities                                           64.7
            Total debt                                                   197.8
            Other long-term liabilities and minority interests            44.0
                                                                       -------

         Net assets acquired                                           $ 178.7
                                                                       =======

PET Manufacturing Assets
During the quarter ended September 28, 1997, the Company completed its acquisition of certain manufacturing assets totaling approximately $40 million from Brunswick Container Corporation including a plant in South Hill, Va. In connection with this acquisition, the Company began operating a new plant in Delran, N.J., to supply soft drink bottling affiliates of Brunswick Container Corporation and other customers.

4.   Discontinued Operations.

Earnings  from  discontinued  operations  of $0.7  million  and the loss of $2.1 million for the three and nine month periods of 1996, respectively, were comprised of the Company's share of the results of Ball-Foster Glass Container Co. L.L.C. (Ball-Foster), in which the Company then owned a 42 percent interest, and allocated interest expense of $1.9 million ($1.2 million after tax) and $5.5 million ($3.3 million after tax), for the three and nine month periods ending September, respectively. Interest expense was allocated to discontinued operations based on the Company's weighted average borrowing rate for general borrowings, excluding debt specifically identified with Ball's other operations. Ball sold its interest in Ball-Foster in October 1996.

5.  Shareholders' Equity.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,654,562 shares at September 28, 1997, and 1,680,584 shares at December 31, 1996.

6.  Net Gain on Sale of Investment and Other.

The Company sold its investment in Datum, Inc. during the first half of 1997. A pretax gain of $11.7 million ($7.1 million after tax or $0.23 per share) was recorded during the first six months of 1997. This gain was partially offset by a $3.0 million second quarter pretax charge to close a small PET container manufacturing plant.

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

Prior to July 2, 1997, the Thai baht (currency of Thailand) was held steady against the U.S. dollar. Since a change in monetary policy by the government of Thailand on July 2, the baht has depreciated versus the U.S. dollar. The Company's results reflect the impact of this devaluation, a charge of $2.1 million after-tax or $0.07 per share, on its 40 percent equity affiliate, Thai Beverage Can Ltd. largely as a result of the U.S. dollar denominated debt held in Thailand (approximately $20 million). The Company also has U.S. dollar denominated debt in both Hong Kong and China (approximately $250 million) and its 50 percent owned affiliate in Brazil (approximately $75 million). In addition, the Company has other U.S. dollar denominated assets and liabilities in other countries than those previously mentioned which are subject to exchange rate changes, although rates have been relatively stable in those countries.

The U.S. government is disputing the Company's claim to recoverability of reimbursed costs associated with Ball's Employee Stock Ownership Plan for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. In October 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. While the outcome of the trial is not yet known, the Company's information at this time does not indicate that this matter will have a material, adverse effect upon the financial condition, results of operations or competitive position of the Company. For additional information regarding this matter, refer to the Company's latest annual report.

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

ACQUISITIONS

M.C. Packaging
In 1997, the Company, through its majority-owned subsidiary, FTB Packaging Limited (FTB Packaging), completed the acquisition of a 75 percent controlling interest in M.C. Packaging (Hong Kong) Limited (M.C. Packaging) for approximately $179 million. The acquisition has been accounted for as a purchase transaction.

M.C. Packaging has been included in the Company's consolidated statements effective March 1997. The overall comparability of the accompanying 1997 consolidated statements to prior years has been affected by the M.C. Packaging acquisition. M.C. Packaging had net sales of approximately $200 million in 1996 and operates throughout China and Hong Kong through various subsidiary and affiliated companies. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

PET Manufacturing Assets
Ball acquired certain manufacturing assets of Brunswick Container Corporation in early July 1997 and began supplying PET bottles during the third quarter to the soft drink bottling affiliates of Brunswick Container Corporation under a multi-year contract.


RESULTS OF OPERATIONS
Sales and Earnings
Consolidated net sales of $690.2 million for the third quarter of 1997 increased
10.9 percent compared to the third quarter of 1996. For the first nine months of 1997, consolidated net sales were $1.8 billion, an increase of 7.7 percent over the same period for 1996. The increased sales reflect the consolidation of M.C. Packaging in 1997 and the increased volume from PET container operations.

Consolidated operating earnings for the third quarter of 1997 were $56.4 million compared to $36.1 million in the third quarter of 1996, reflecting increased earnings in the packaging segment. Consolidated operating earnings for the year-to-date periods were $123.3 million and $80.8 million for 1997 and 1996, respectively. Consolidated earnings for the nine month period of 1997 include a net pretax gain from the sale of the Company's interest in Datum Inc. of $11.7 million ($7.1 million after tax, or $0.23 per share), partially offset by a $3.0 million charge associated with the Reading, Pa. plant closure, while 1996 included first quarter employee termination costs primarily related to the metal packaging business.

Packaging
Packaging segment net sales were $588.0 million for the third quarter of 1997 compared to $528.6 million in the third quarter of 1996. Nine month period net sales were $1.5 billion and $1.4 billion for 1997 and 1996, respectively. Segment operating earnings increased in the three and nine month periods of 1997 compared to the same periods of 1996 as a result of improved earnings within the North American metal container businesses, the results of the M.C. Packaging acquisition and reduced operating losses within the PET business.

Within the packaging segment, sales in the North American metal container businesses decreased for the three and nine month periods of 1997 compared to the same periods of 1996. Lower shipments of metal food and beverage containers contributed to lower sales in the 1997 periods. Also contributing to the comparative decrease, sales in 1996 included $10.5 million and $31.7 million in the third quarter and year-to-date periods, respectively, from the Company's aerosol container business sold in the fourth quarter of that year. Operating earnings increased in the North American metal food and beverage container businesses despite lower shipments, due in part to improved operating efficiencies compared to 1996. In addition, metal beverage incurred lower warehousing costs in 1997. Metal beverage container results in 1996 were affected, in part, by higher contractual can sheet costs and manufacturing inefficiencies caused by the conversion of production capabilities to a smaller diameter end and lower gauge aluminum.

PET container sales for the nine months represented approximately six percent of consolidated 1997 net sales compared to two percent in 1996. The business operated near breakeven for the quarter and at a loss for the nine month period of 1997, though at a reduced level from 1996. Costs associated with the start-up of new plants in Iowa and New Jersey contributed to the operating loss in 1997. Ball acquired certain manufacturing assets of Brunswick Container Corporation in early July 1997 and began supplying PET bottles during the third quarter to the soft drink bottling affiliates of Brunswick Container Corporation under a multi-year contract.

Sales within Ball's FTB Packaging operations increased substantially with the inclusion of $36.5 million and $106.2 million in net sales from M.C. Packaging for the three and nine month periods of 1997, respectively. FTB Packaging operations reported consolidated operating earnings of $6.6 million and $5.3 million in 1997, versus $1.8 million and $2.9 million for the quarter and year-to-date periods of 1996, respectively. These increases were primarily due to the acquisition of M.C.
Packaging.

Aerospace and Technologies
Sales in the aerospace and technology segment increased to $102.3 million and $303.3 million for the three and nine month periods of 1997, respectively, compared to $93.7 million and $275.9 million in 1996, respectively. Operating earnings for the nine month period also increased from $26.1 million in 1996 to $39.0 million in 1997, primarily due to the sale of the Company's investment in Datum at a pretax gain of approximately $11.7 million during the first half of 1997. Backlog at the end of September 1997 was approximately $287 million compared to $329 million at December 31, 1996, and $373 million at the end of the June 1996.

Interest and Taxes
Consolidated interest expense for the third quarter and the first nine months of 1997 was $14.3 million and $39.6 million, respectively, compared to $8.6 million and $24.8 million, for the same periods of 1996, respectively. The increase was attributable primarily to an increase in the average level of short-term borrowings outstanding as a result of consolidating the existing debt obligations of M.C. Packaging in 1997.

Ball's consolidated effective income tax rate was approximately 37 percent for both the three and nine month periods of 1997 compared to 18.0 percent and 25.5 percent for the same periods of 1996, respectively. In 1996 the U.S. Internal Revenue Service (IRS) concurred with the Company's position on certain tax matters in connection with a routine examination of its federal income tax return, resulting in a lower effective tax rate. In addition, during 1996 the Company was required to exclude from deductible expenses a portion of interest incurred in connection with company owned life insurance as a result of changes in the tax law related to this program. The net effect of these tax adjustments was an increase in 1996 third quarter net income of $4.3 million, or 14 cents per share.

Results of Equity Affiliates
Equity in earnings of affiliates for the third quarter of 1997 were a loss of $1.7 million compared to a loss of $0.8 million for the 1996 third quarter. The increased loss is primarily attributable to the charge taken at the Company's equity affiliate in Thailand related to the currency devaluation of the Thai baht that occurred during the third quarter of 1997. The Company took a charge of $2.1 million, or $0.07 per share, related to the Thai baht devaluation. For the nine month periods, equity in earnings of affiliates were a loss of $2.1 million and earnings of $1.7 million for 1997 and 1996, respectively. The year-to-date decrease from 1996 resulted from the devaluation of the Thai baht, the soft market in China where the majority of equity affiliates operate and the startup of ventures in Brazil and Thailand.

Discontinued Operations
The earnings from discontinued operations of $0.7 million and the loss of $2.1 million for the three and nine month periods of 1996, respectively, were comprised of the Company's share of the results of Ball-Foster, in which the Company then owned a 42 percent interest, and allocated interest expense of $1.9 million ($1.2 million after tax) and $5.5 million ($3.3 million after tax), respectively. Interest expense was allocated to discontinued operations based on the Company's weighted average borrowing rate for general borrowings, excluding debt specifically identified with Ball's other operations. Ball sold its interest in Ball-Foster in October 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in 1997 of $74.1 million increased from $8.8 million in 1996 due in part to a reduction in the amount of cash used for normal seasonal working capital requirements, higher depreciation and improved earnings.

Total debt was $836.0 million at September 28, 1997 compared to $582.9 million at December 31, 1996. Debt-to-total capitalization ratio was 54.9 percent at September 28, 1997 compared to 48.8 percent as of December 31, 1996. These increases are largely attributable to the 1997 acquisition and consolidation of M.C. Packaging and its related borrowings as well as normal seasonal working capital requirements.

The Company has committed revolving credit agreements totaling $280 million consisting of a five-year facility for $150 million and 364-day facilities for $130 million. An additional $356 million in short-term funds were available to the Company on an uncommitted basis at quarter end, under which $73 million were outstanding at September 28, 1997. In addition, Ball has a Canadian dollar commercial paper facility of approximately $87 million, under which approximately $73 million was outstanding at quarter end. Additionally, FTB has approximately $339 million of short-term committed and uncommitted facilities which are without recourse to Ball. At the end of the third quarter 1997, approximately $131 million of these facilities were available.

The Company has a receivable sale agreement, under which a net amount of $66.5 million of packaging trade receivables have been sold without recourse as of September 28, 1997. Fees related to this agreement were $0.9 million and $2.8 million for the quarter and year-to-date periods in 1997 and $0.9 million and $2.7 million for the same periods in 1996, and were included in selling, general and administrative expenses.

Total 1997 capital spending is expected to be approximately $100 million. This excludes the acquisition of M.C. Packaging and the acquisition of certain PET manufacturing equipment and other assets from Brunswick Container Corporation.

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

Prior to July 2, 1997, the Thai baht (currency of Thailand) was held steady against the U.S. dollar. Since a change in monetary policy by the government of Thailand on July 2, the baht has depreciated versus the U.S. dollar. The Company's results reflect the impact of this devaluation, a charge of $2.1 million after-tax or $0.07 per share, on its 40 percent equity affiliate, Thai Beverage Can Ltd. largely as a result of the U.S. dollar denominated debt held in Thailand (approximately $20 million). The Company also has U.S. dollar denominated debt in both Hong Kong and China (approximately $250 million) and its 50 percent owned affiliate in Brazil (approximately $75 million). In addition, the Company has other U.S. dollar denominated assets and liabilities in other countries than those previously mentioned which are subject to exchange rate changes, although rates have been relatively stable in those countries.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ending September 28, 1997.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending September 28, 1997.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending September 28, 1997.

Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending September 28, 1997.

Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending September 28, 1997.

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

            10.1 1997 Enhancement to the Ball Corporation Economic Value Added Incentive Compensation Plan

            11.1         Statement Re: Computation of Earnings per Share

            27.1 Financial Data Schedule for the Nine Months Ending September 28, 1997

            99.1 Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 28, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:        /s/  R. David Hoover
         R. David Hoover
         Executive Vice President
           and Chief Financial Officer


Date:          November 10, 1997

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                               September 28, 1997


                                  EXHIBIT INDEX

                             Description                            Exhibit
                                                               -----------------

1997 Enhancement to the Ball Corporation Economic Value Added
Incentive Compensation Plan                                         EX-10.1

Statement Re: Computation of Earnings per Share                     EX-11.1

Financial Data Schedule for the Nine Months Ending
September 28, 1997                                                  EX-27.1

Cautionary statement for purposes of the "safe harbor"
provisions of the Private Securities Litigation Reform Act
of 1995                                                             EX-99.1