Form 10-K
period 1997-12-31
BALL CORP
filed 1998-03-31
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

                                                     Name of each exchange
              Title of each class                     on which registered
       ---------------------------------        --------------------------------
        Common Stock, without par                 New York Stock Exchange, Inc.
                                                  Chicago Stock Exchange, Inc.
                                                     Pacific Exchange, Inc.

   Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of voting stock held by non-affiliates of the registrant was $984.2 million based upon the closing market price on March 2, 1998 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $59.9 million).

   Number of shares outstanding as of the latest practicable date.

                      Class                         Outstanding at March 2, 1998
       ----------------------------------           ----------------------------
         Common Stock, without par value                     30,320,402


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1997, to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2. Proxy statement filed with the Commission dated March 16, 1998, to the extent indicated in Part III.

                                     PART I

Item 1.    Business

   Ball Corporation is an Indiana corporation organized in 1880 and incorporated in 1922. Its principal executive offices are located at 345 South High Street, Muncie, Indiana 47305-2326. On February 4, 1998, Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. This move is expected to be largely completed by the end of 1998. The terms "Ball" and the "Company" as used herein refer to Ball Corporation and its consolidated subsidiaries.

   Ball is a manufacturer of metal and plastic packaging, primarily for beverages and foods, and a supplier of aerospace and other technologies and services to commercial and governmental customers.

   The following sections of the 1997 Annual Report to Shareholders contain financial and other information concerning Company business developments and operations, and are incorporated herein by reference: the notes to the financial statements "Discontinued Operations," "Business Segment Information," "Dispositions and Other," "Acquisitions," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Recent Business Developments

   The Company took a number of actions during 1997 which have affected the core business, the most significant of which are summarized below. Further information regarding these actions and other actions over the last three years are found in the notes to the financial statements "Acquisitions," "Dispositions and Other," "Discontinued Operations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" all within the 1997 Annual Report to Shareholders.

   Acquisition of M.C. Packaging (Hong Kong) Limited
   In early 1997, FTB Packaging Limited (FTB Packaging), a majority-owned subsidiary of Ball, acquired approximately 75 percent of M.C. Packaging (Hong
   Kong) Limited (M.C. Packaging), previously held by Lam Soon (Hong Kong) Limited and the general public for a total purchase price of approximately $179 million.

   PET Container Business
   In the third quarter of 1997, the Company acquired certain PET (polyethylene terephthalate) container assets from Brunswick Container Corporation. In connection with the acquisition, the Company completed construction and began operating a new plant in Delran, New Jersey, to supply a large East Coast filler of soft drinks and other customers, and closed small manufacturing facilities in Pennsylvania and Virginia.

           Other Information Pertaining to the Business of the Company

   The  Company's  businesses  are  comprised  of two segments:   packaging, and
   aerospace and technologies.

   Packaging Segment

   Ball's principal business is the manufacture and sale of rigid packaging products, containers and materials primarily for use in packaging food and beverage products and is reported within the packaging segment. Packaging products are sold in highly competitive markets, primarily based on price, service, and quality. The majority of the Company's packaging sales are made directly to relatively few major companies having leading market positions in packaged food and beverage businesses. Packaging segment sales to PepsiCo, Inc., and affiliates represented approximately 12 percent of consolidated 1997 net sales. Worldwide sales to all bottlers of Pepsi-Cola and Coca-Cola branded beverages comprised approximately 36 percent of consolidated net sales in 1997. Ball believes that its competitors exhibit similar customer concentrations.

   The rigid packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to production volumes, the costs of certain raw materials, such as aluminum, steel and plastic resin, and labor.

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

   Research and development efforts in these businesses seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength. In addition, research and development efforts are directed towards the development of new sizes and types of both metal and plastic beverage containers such as the innovative RheoformTM shaped metal beverage cans.

   The operations and products within this segment are discussed below:

   North American Metal Beverage Containers

   Metal beverage containers and ends represent Ball's largest product line, accounting for approximately 46 percent of 1997 consolidated net sales. Decorated two-piece aluminum beverage cans are produced by seven manufacturing facilities in the U.S. and two facilities in Canada; ends are produced within two of the U.S. facilities. Metal beverage containers are sold primarily to brewers and fillers of carbonated soft drinks and other beverages under long-term supply or annual contracts. Sales volume of metal beverage cans and ends tends to be highest during the period between April and September.

   The Company estimates that 17 percent of the total aluminum beverage cans shipped in the U.S. and Canada in 1997 were shipped by Ball. The Company estimates that its four larger competitors together represent substantially all of the remaining market.

   The U.S. metal beverage container industry experienced demand growth at a compounded annual rate of approximately 2.8 percent during the last decade, with much of that growth in the soft drink market segment. In 1995 aluminum suppliers changed the pricing formula for aluminum can sheet to a price based on ingot plus conversion costs, in contrast to the prior practice of annually negotiated prices. As a result, the cost of aluminum can sheet increased significantly and was reflected in higher beverage can selling prices. It is believed that the soft drink industry responded by reducing its promotions of products packaged in aluminum containers in 1995, and, coupled with increased customer purchases in the fourth quarter of 1994 in anticipation of the higher can prices, resulted in lower can shipments for the industry by an estimated 5 percent. Shipments to the beer industry were also affected by the price increase, the accelerated shipments in 1994, and the predominant use of glass containers for introduction of new products. In 1997 and 1996, industry-wide shipments increased approximately 1.6 percent and 1.0 percent, respectively.

   In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage market than in the U.S., particularly in the packaged beer market, in which the market share of metal containers has been hindered by trade barriers and restrictive taxes within Canada.

   Beverage container industry production capacity in the U.S. and Canada has exceeded demand in the last several years, which has created a competitive environment. While aluminum can sheet costs are largely passed through to customers via formula pricing, it appears that pricing as well as quality and service will continue to be major competitive factors.

   North American Metal Food Containers

   Two-piece and three-piece steel food containers are manufactured in the U.S. and Canada and sold primarily to food processors in the Midwestern United States and Canada. In 1997 metal food container sales comprised approximately 20 percent of consolidated net sales. Sales volume of metal food containers tends to be highest from June through October as a result of seasonal vegetable packs.

   Recent consolidations within the commercial food container industry have reduced the number of competitors. Currently, Ball has one principal competitor located in Canada and two primary competitors located in the U.S. metal food container market. Approximately 34 billion steel food cans are shipped in the U.S. and Canada each year, more than 4.7 billion, or approximately 14 percent, by Ball in 1997.

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

   North American Plastic Containers

   PET packaging is Ball's newest product line, with 1997 net sales of $153 million. A full-scale pilot line, research and development center in Smyrna, Georgia, was completed in 1995. During 1996 multi-line production plants in Chino, California, and Baldwinsville, New York, became operational. A fourth facility began full production in the first quarter of 1997 in Ames, Iowa. In connection with the acquisition of certain manufacturing assets from Brunswick Container Corporation, the Company began operating a new plant in Delran, New Jersey in the second half of 1997 and closed small manufacturing facilities in Pennsylvania and Virginia.

   Demand for containers made of PET has increased in the beverage packaging market and is expected to increase in the food packaging market with improved technology and adequate supplies of PET resin. While PET beverage containers compete against both metal and glass, the historical increase in the PET market share has come primarily at the expense of glass containers. In 1994 the domestic plastic container market reached $5.5 billion, surpassing the size of the glass container market for the first time. The latest available projections for the year 2000 (based on estimated pounds of resin used) range from an increase of almost 55 percent to 90 percent compared to 1996.

   Competition in this industry includes two national suppliers and several regional suppliers and self-manufacturers (primarily Coca-Cola). Price, service and quality are deciding competitive factors. Increasingly, the ability to produce customized, differentiated plastic containers is an important competitive factor.

   Prior to 1996, the demand for PET resins in North America exceeded supply. However, the North American PET resin market experienced increased production levels in 1996 resulting in capacity exceeding demand. As a result, resin prices had decreased significantly during 1996 which was reflected in lower sales dollars, as lower resin prices were passed on to customers. In 1997, however, PET resin prices increased compared to 1996, and were largely passed on to customers.

   Ball has secured long-term customer supply agreements, principally for carbonated beverage containers. Other products such as juice, water, liquor and food containers are key elements in expanding the business.

   International Packaging Operations

   As part of Ball's initiative to expand its presence internationally, in early 1997 the Company, through FTB Packaging, Ball's majority-owned subsidiary, acquired a controlling interest in M.C. Packaging. M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel beverage and food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

   With the acquisition of M.C. Packaging, FTB Packaging, is the largest beverage can manufacturer in China, supplying more than half of the two-piece aluminum beverage cans used in China. Capacity has grown rapidly in China, resulting in a supply/demand imbalance which is expected to be relatively short term. As per capita consumption in China is significantly lower than in more developed countries and per capita income in China is rising, there is significant potential for strong demand growth. In the interim, Ball has elected to delay start-up of two facilities originally expected to become operational in 1998.

   FTB Packaging and M.C. Packaging operate more than 20 manufacturing ventures in China. The Beijing manufacturing facility is one of the most technologically advanced plants in China with the fastest line-speed capacity. FTB Packaging's 25 percent owned affiliate, Sanshui Jianlibao FTB Packaging Limited (Sanshui), is the largest can manufacturing facility in China in terms of production capacity. For more information on operations in China, see Item 2, Properties, and Exhibit 21.1, Subsidiary List.

   The Company also provides manufacturing technology and assistance to numerous can manufacturers around the world. The Company also has a minority equity position in a joint venture that manufactures two-piece beverage cans in the Philippines. In 1995, the Company announced the formation of a joint venture with BBM Participacoes S.A. to produce two-piece aluminum cans and ends in Brazil. The Company and BBM Participacoes S.A. each own 50 percent of this venture. The affiliate in Brazil has a can plant which became operational in early 1997 and an end plant which became operational in late 1997. In early 1996, the Company announced a joint venture with Standard Can Company of Bangkok, Thailand, to build a two-piece can and end plant in Thailand. Ball and Standard Can each own 40 percent; the remaining interest is held by local investors. Ball's Thailand affiliate has a plant which became operational during the second quarter of 1997.

   Aerospace and Technologies Segment

   The aerospace and technologies segment consists of two divisions: the Aerospace Systems Division, and the Telecommunication Products Division. Sales in the aerospace and technologies segment accounted for approximately 17 percent of consolidated net sales in 1997.

   The majority of the Company's aerospace business involves work under relatively short-term contracts (generally one to five years) for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and foreign governments. Contracts funded by the various agencies of the federal government represented approximately 87 percent of this segment's sales in 1997. Overall, competition within the aerospace business is expected to intensify. While the government budget for defense and NASA has exhibited a downward trend in recent years, management believes the NASA budget has stabilized and that within the Company's niche markets defense spending will increase. With the consolidation of the industry, competition for business will remain intense.

   Aerospace Systems Division

   A full-service aerospace and defense organization, the Aerospace Systems Division provides hardware, software and services to a wide range of U.S. and international customers, with an emphasis on space science, environment and Earth sciences, defense, manned missions and exploration.

   Space systems include the design, manufacture and test of satellites, ground systems, launch vehicles and payloads (including integration) as well as satellite ground station control hardware and software. Electro-optics products for spacecraft guidance, control instruments and sensors and defense subsystems for surveillance, warning, target identification and attitude control in military and civilian space applications continue to be a niche market for the division.

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

   Among the 1997 highlights was the launch of the Ball-built Space Telescope Imaging Spectrograph and Near-infrared Camera and Multi-object Spectrometer for the February 1997 Hubble Space Telescope's second servicing mission. The GEOSAT Follow-on operational radar altimeter satellite was delivered in late 1997 for launch in early 1998. The division was also awarded a contract to design and develop the cryogenic telescope assembly for NASA's Space Infrared Telescope Facility. In addition the division received the first award under NASA's Rapid Spacecraft Acquisition contract for the QuikSCATTM spacecraft bus. Other major contracts include the Solar Array and Antenna Mechanism Lot 5, the Stratospheric Aerosol and Gas Experiment and the Advanced Camera for Surveys.

   Telecommunication Products Division

   This division develops and manufactures antenna, communication and video products and systems for space, aeronautical, land and marine applications for military and specialized civil markets.

   Among the 1997 milestones was the completion of development of a new product called jeTVisionTM which provides live television to aircraft and which the Company plans to introduce in 1998.

   Backlog

   Backlog of the aerospace and technologies segment was approximately $267 million at December 31, 1997, and $337 million at December 31, 1996, and consists of the aggregate contract value of firm orders excluding amounts previously recognized as revenue. The 1997 backlog includes approximately $201 million which is expected to be billed during 1998, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $138 million at December 31, 1997. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

                            Research and Development

   The  note,   "Research  and  Development,"  of  the  1997  Annual  Report  to
   Shareholders   contains  information  on  Company  research  and  development activity and is incorporated herein by reference.

                                   Environment

   Compliance with federal, state and local laws relating to protection of the environment has not had a material, adverse effect upon capital expenditures, earnings or competitive position of the Company. As more fully described under Item 3, Legal Proceedings, the U. S. Environmental Protection Agency and various state environmental agencies have designated the Company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material, adverse effect upon financial condition, results of operations, capital expenditures or competitive position of the Company.

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

   Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. Using the most recent data available, in 1997 approximately 67 percent of aluminum beverage containers sold in the U.S. were recycled. Steel can recycling in 1996, the latest information available, was approximately 58 percent. In 1996, the most recent data available, approximately 34 percent of the PET soft drink containers, and approximately 26 percent of all PET containers, sold in the U.S. were recycled.

                                    Employees

   As of March 1998 the Company employed approximately 10,300 people  worldwide.

Item 2.    Properties

   The Company's properties described below are well maintained, considered adequate and being utilized for their intended purposes.

   The Corporate headquarters are currently located in Muncie, Indiana. The offices for metal packaging operations are based in Westminster, Colorado. Also located in Westminster is the Edmund F. Ball Technical Center, which serves as a research and development facility primarily for the metal packaging operations. The offices, pilot line and research and development center for the plastic container business are located in Smyrna, Georgia.

   Ball Aerospace & Technologies Corp. offices are currently located in Broomfield, Colorado. The Colorado-based operations of this business operate from a variety of Company owned and leased facilities in Boulder, Broomfield and Westminster, Colorado, which together aggregate approximately 1,000,000 square feet of office, laboratory, research and development, engineering and test, and manufacturing space, including a leased research and development facility in Broomfield. Other aerospace and technologies operations are based in Dayton, Ohio; Warner Robins, Georgia; Albuquerque, New Mexico; and San Diego, California.

   Information regarding the approximate size of the manufacturing locations for significant packaging operations which are owned by the Company, except where indicated otherwise, follows. Where certain locations include multiple facilities, the total approximate size for the location is noted. In addition to the manufacturing facilities, the Company leases warehousing space.


                                                 Approximate
                                                 Floor Space in
   Plant Location                                Square Feet

   Metal packaging manufacturing facilities:
   North America
   Blytheville, Arkansas (leased)                      8,000
   Springdale, Arkansas                              290,000
   Richmond, British Columbia                        204,000
   Fairfield, California                             148,000
   Golden, Colorado                                  330,000
   Tampa, Florida                                    139,000
   Saratoga Springs, New York                        283,000
   Columbus, Ohio                                    170,000
   Findlay, Ohio                                     450,000
   Burlington, Ontario                               309,000
   Hamilton, Ontario                                 347,000
   Whitby, Ontario                                   195,000
   Baie d'Urfe, Quebec                               117,000
   Chestnut Hill, Tennessee                           42,000
   Conroe, Texas                                     284,000
   Williamsburg, Virginia                            260,000
   Weirton, West Virginia (leased)                   117,000
   DeForest, Wisconsin                                45,000
   Asia
   ----
   Beijing, China                                    227,000
   E-zhou, Hubei (Wuhan), China                      183,000
   Ningbo, China                                      81,000
   Hong Kong, China                                  340,000
   Panyu, China                                      133,000
   Shenzhen, China                                   271,000
   Tianjin, China                                    333,000
   Xi'an, China                                       89,000
   Zhuhai, China                                      84,000

                                                 Approximate
                                                 Floor Space in
   Plant Location                                Square Feet

   Plastic packaging manufacturing facilities:
   North America
   Chino, California (leased)                        228,000
   Ames, Iowa                                        250,000
   Delran, New Jersey (leased)                       466,000
   Baldwinsville, New York (leased)                  240,000
   Asia
   ----
   Hong Kong, China (leased)                          55,000
   Taicang, Jiangsu, China (leased)                   63,000
   Tianjin, China                                     52,000

   In addition to the consolidated manufacturing facilities, the Company has minority ownership interests in packaging affiliates located in China, Brazil, Thailand, Taiwan and the Philippines.

Item 3.    Legal Proceedings

   As previously  reported,  the United States  Environmental  Protection Agency
   (EPA) considers the Company to be a Potentially Responsible Party (PRP) with respect to the Lowry Landfill (site) located east of Denver, Colorado. On June 12, 1992, the Company was served with a lawsuit filed by the City and County of Denver and Waste Management of Colorado, Inc., seeking contribution from the Company and approximately 38 other companies. The Company filed its answer denying the allegations of the Complaint. On July 8, 1992, the Company was served with a third-party complaint filed by S. W. Shattuck Chemical Company, Inc., seeking contribution from the Company and other companies for the costs associated with cleaning up the Lowry Landfill. The Company denied the allegations of the complaint.

   In July 1992, the Company entered into a settlement and indemnification agreement with the City and County of Denver (Denver), Chemical Waste Management, Inc., and Waste Management of Colorado, Inc., pursuant to which Denver, Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste), dismissed their lawsuit against the Company and Waste agreed to defend, indemnify and hold harmless the Company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the Company for the cleanup of the site. Several other companies which are defendants in the above-referenced lawsuits had already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has agreed to guarantee the obligations of Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Waste and Denver may seek additional payments from the Company if the response costs related to the site exceed $319 million. The Company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes which may have been disposed of by the Company at the site but which are identified after the execution of the settlement agreement.

   At this time, there are no Lowry Landfill actions in which the Company is actively involved. Based on the information available to the Company at the present time, the Company believes that this matter will not have a material adverse effect on the financial condition of the Company.

   As previously reported, the Company has been notified by Chrysler Corporation (Chrysler) that Chrysler, Ford Motor Company, and General Motors Corporation have been named in a lawsuit filed in the U.S. District Court in Reno, Nevada, by Jerome Lemelson, alleging infringement of three of his vision inspection system patents used by defendants. One or more of the vision inspection systems used by the defendants may have been supplied by the Company's former Industrial Systems Division (Division) or its predecessors. The suit seeks injunctive relief and unspecified damages. Chrysler has notified the Company that the Division may have indemnification responsibilities to Chrysler. The Company has responded to Chrysler that it appears at this time that the systems sold to Chrysler by the Company either were not covered by the identified patents or were sold to Chrysler before the patents were issued. On June 16, 1995, the Magistrate of the U.S. District Court has declared the patents of Lemelson unenforceable because of the long delays in prosecution. On April 28, 1997, the U.S. District Court Judge vacated the report and recommendation of the U.S. Magistrate and found that the patents were not invalid. On August 20, 1997, the U.S. Court of Appeals for the Federal Circuit denied Ford's petition for permission to appeal. Based on that information, the Company is unable to express an opinion as to the actual exposure of the Company for these matters.

   As previously reported, in September 1992, the Company, as a fourth-party defendant, was served with a lawsuit filed by AlliedSignal and certain other fourth-party plaintiffs seeking the recovery of certain response costs and contribution under the Comprehensive Environmental Response, Compensation and Liability act of 1980, as amended (CERCLA) with respect to the alleged disposal by its Metal Decorating & Service Division of hazardous waste at the Cross Brothers Site in Kankakee, Illinois, during the years 1961 to 1980. Also in September 1992, the Company was sued by another defendant, Krueger Ringier, Inc. In October 1992 the Illinois Environmental Protection Agency filed an action to join the Company as a Defendant seeking to recover the State's costs in removing waste from the Cross Brothers Site. The Company denied the allegations of the complaints and continued to defend these matters. The Company and certain other companies have entered into a Consent Decree with the EPA pursuant to which the EPA received approximately $2.9 million dollars and provided the companies with contribution protection and a covenant not to sue. Ball's share of the settlement amount was $858,493.60. The Company has been indemnified for the settlement payment by Alltrista Corporation which owned the Metal Decorating & Service Division. The Court approved the Consent Decree on April 28, 1994. The Company and certain other companies have negotiated a settlement with the State of Illinois. Pursuant to the settlement, the group paid the State of Illinois $888,367 in settlement of the costs expended in the cleanup of the Cross Brothers Site. The Company's portion was $153,846, and the Company has been indemnified by Alltrista Corporation. Based upon the information available to the Company at this time, this matter has not had a material, adverse effect upon its financial condition. The Company believes this matter is now closed.

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

   On August 1, 1997, EPA sent notice of potential liability letters to 19 owners, operators, and waste generators concerning past activities at one or more of the four Rocky Flats parcels at the Rocky Flats Industrial Park site located in Jefferson County, Colorado. Based upon sampling at the site in 1996, EPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. EPA requested the letter recipients conduct an engineering evaluation and cost analysis (EE/CA) of the site. Fourteen companies, including the Company, have agreed to undertake the study. EPA is also seeking reimbursement for approximately $1.5 million they have already spent at the site. On December 19, 1997, EPA issued an Administrative Order to conduct the EE/CA to 18 owners, operators, and generators associated with the site. The EPA alleges that the Company is the ninth largest generator of the thirteen generators issued Administrative Orders. The PRP group has undertaken the EE/CA at a cost of about $850,000 of which the Company has paid approximately $70,000. Based upon the information available at this time, the Company believes that this matter will not have a material adverse effect on the financial condition of the Company.

   As previously reported, the Company was notified on June 19, 1989, that the EPA has designated the Company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that have been released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the Company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the Company, along with the other above-described PRPs, were notified by EPA that it was negotiating with the large volume PRPs another consent order for performance of a site environmental study as a prerequisite to possible long-term remediation. EPA and the large-volume PRPs have stated that a second de minimis buyout for settlement of liability for performance of all environmental studies and site remediation is being formulated and an offer to participate therein has been made to the Company. Certain other PRPs have agreed with the EPA to perform a groundwater study of the site. The Company's information at this time does not indicate that this matter will have a material, adverse effect upon its financial condition.

   As previously reported, the Company has received information that it has been named a PRP with respect to the Solvents Recovery Site located in Southington, Connecticut. According to the information received by the
   Company, it is alleged that the Company contributed approximately .08816 percent of the waste contributed to the site on a volumetric basis. The Company is attempting to identify additional information regarding this matter. The Company has responded and has investigated the accuracy of the total volume alleged to be attributable to the Company. The Company joined the PRP group during 1993. In February 1995, the Company executed a trust agreement whereby certain contributions will be made to fund the administration of an ongoing work group. The group members finalized an Administrative Order on Consent For Removal Action and Remedial Investigation/Feasibility Study on February 6, 1997, pursuant to which the group members will perform a removal action and completion of a remedial investigation and feasibility study in connection with the site. Based on the information available to the Company at this time, the Company believes that this matter will not have a material, adverse effect on the financial condition of the Company.

   As previously reported, on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly owned subsidiary of the Company (renamed Ball Glass Container Corporation (Ball Glass), the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Ball-Foster Glass Container Co., L.L.C., and wholly owned by Saint-Gobain), received a general notification letter and information request from EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of CERCLA with respect to the San Gabriel Valley areas 1-4 Superfund sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. The Company received notice from the City of El Monte that, pursuant to a proposed city economic redevelopment plan, the City proposed to commence groundwater cleanup by a pump and treat remediation process. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group retained an environmental engineering firm to critique the EPA studies and any proposed remediation.

   The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between group members to fund the remedial investigation. The interim allocation approach would require that any payment will be based upon contribution to pollution. The administrative consent order was executed by the group and EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the administrative consent order, the group submitted to the EPA all copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of California. The EPA approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed remedial investigation/feasibility study (RI/FS). The group is currently funding the RI/FS. The group has proposed a range of remedies. The cost of such remedies might range from minimal costs to $6,240,000 for deep groundwater remediation. The group has not made any final allocation.

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

   William Hallahan and his wife filed suit against certain manufacturers of solvents, coatings, and equipment, including Somerset Technologies and Belvac Production Machinery seeking damages in the amount of $15 million for allegedly causing leukemia by exposing him to harmful toxins. Somerset and Belvac filed third-party complaints seeking contribution from the Company for damages that they might be required to pay to William Hallahan. Based upon information available to the Company at this time, the Company believes that this matter will not have a material adverse effect on the financial condition of the Company.

   On November 30, 1995, the U.S. Justice Department filed a lawsuit in the U.S. District Court for the Eastern District of Michigan on behalf of the United States of America against Erie Coatings and Chemicals, Inc., and certain other defendants, including the Company, seeking the reimbursement of approximately $1.3 million in costs. The lawsuit alleges that some 30 generators of hazardous waste, including the Company's metal container group, disposed of hazardous waste at the Erie Coatings and Chemicals, Inc., site located in Erie, Michigan. The United States and the defendants agreed to settle this matter for $900,000. A Consent Decree resolving the case was approved by the Court on August 11, 1997. The Company contributed $39,951.09 to settle the Company's alleged liability in this matter. The group continues to seek further contribution from other PRPs. This matter is now concluded with no material adverse effect on the Company.

   On January 5, 1996, the Company was served with a lawsuit filed by an individual named Tangee E. Daniels, on behalf of herself and two minor children and four other plaintiffs, alleging that the Company's metal beverage container operations a/k/a Ball Corporation and over 50 other defendants disposed of certain hazardous waste at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit also alleges that American Ecology Corp., America Ecology Management Corp., Mobley Environmental Services, Inc., John A. Mobley, James Mobley, Daniel Mobley, and Thomas Mobley were managers for Gibraltar and failed to appropriately manage the waste disposed of or treated at the Gibraltar site, resulting in release of hazardous substances into the environment. The plaintiffs allege that they have been denied the enjoyment of their property and have sustained personal and bodily injury and damages due to the release of hazardous waste and toxic substances into the environment caused by all the defendants. The plaintiffs allege numerous causes of action under state law and common law. Plaintiffs also seek to recover damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; and physical impairment, as well as punitive damages and prejudgment interest in unspecified amounts. Three other lawsuits have been filed against substantially the same defendants: Williams v. Akzo Nobel Chemicals, Inc. (dismissed but appealed), and Gibraltar Chemical Resources, Inc.; Steich v. Akzo et al. (voluntarily dismissed without prejudice); and Adams v. Akzo et al. Each lawsuit makes the same allegations that are made in the Daniel's suit and seeks the same damages. The Company is a party defendant in each lawsuit. The Company has denied the allegations of each complaint and intends to defend each matter. Based upon the limited information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for these matters.

Item 4.  Submission of Matters to Vote of Security Holders

   There were no matters submitted to the security holders during the fourth quarter of 1997.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

   Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 7,519 common shareholders of record on March 2, 1998.

   Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

   The information required by Item 6 for the five years ended December 31, 1997, appearing in the section titled, "Five-Year Review of Selected Financial Data," of the 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

   The consolidated financial statements and notes thereto of the 1997 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP, dated January 28, 1998, except as to the note, "Subsequent Event," which is as of February 4, 1998, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There were no matters required to be reported under this item.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

   The executive officers of the Company as of December 31, 1997 were as follows:

 1. George A. Sissel, 61, Chairman and Chief Executive Officer, since January 1998; Chairman, President and Chief Executive Officer, 1996-1998; President and Chief Executive Officer, 1995-1996; Acting President and Chief Executive Officer, 1994-1995; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice President, Corporate Secretary and General Counsel, 1987-1993; Vice President, Corporate Secretary and General Counsel, 1981-1987.

 2. R. David Hoover, 52, Vice Chairman and Chief Financial Officer, since January 1998; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

 3. George A. Matsik, 58, President; Chief Operating Officer, Packaging Operations, since January 1998; Executive Vice President and Chief Operating Officer, Packaging Operations, 1997-1998; Chief Operating Officer, Packaging Operations, 1996-1997; President, International Packaging Operations, 1995-1996.

 4. Donald C. Lewis, 55, Vice President, Assistant Corporate Secretary and General Counsel, since April 1997; General Counsel and Assistant Corporate Secretary, 1995-1997; Associate General Counsel, 1983-1995; Assistant General Counsel, 1980-1983; Senior Attorney, 1978-1980; General Attorney, 1974-1978.

 5. Albert R. Schlesinger, 56, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

 6. Raymond J. Seabrook, 47, Vice President, Planning and Control, since April 1996; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

 7. Harold L. Sohn, 52, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

 8. David A. Westerlund, 47, Vice President, Administration, since January 1997; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

   Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 and under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's proxy statement filed pursuant to Regulation 14A dated March 16, 1998, is incorporated herein by reference.

Item 11.   Executive Compensation

   The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 13 of the Company's proxy statement filed pursuant to Regulation 14A dated March 16, 1998, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the Company's proxy statement filed pursuant to Regulation 14A dated March 16, 1998, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

   The information required by Item 13 appearing under the caption, "Relationship with Independent Public Accountants and Certain Other Relationships and Related Transactions," on page 15 of the Company's proxy statement filed pursuant to Regulation 14A dated March 16, 1998, is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1) Financial Statements:

        The  following   documents   included  in  the  1997  Annual  Report  to
        Shareholders are incorporated by reference in Part II, Item 8:

           Consolidated statement of income (loss) - Years ended December 31, 1997, 1996 and 1995

           Consolidated balance sheet - December 31, 1997 and 1996

           Consolidated statement of cash flows - Years ended December 31, 1997, 1996 and 1995

           Consolidated statement of changes in shareholders' equity - Years ended December 31, 1997, 1996 and 1995

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

(b)     Reports on Form 8-K:

        The registrant filed or amended reports on Form 8-K as follows:

        A current  report on Form 8-K filed February 12, 1998,  reporting  under
        Item 5 an announcement that Ball will move its corporate headquarters from Muncie to the Denver/Boulder area in Colorado.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BALL CORPORATION
                                  (Registrant)

                                               By:  /s/George A. Sissel
                                                  George A. Sissel, Chairman and
                                                        Chief Executive Officer
                                                  March 31, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

   (1)   Principal Executive Officer:

                                                   Chairman and Chief Executive
              /s/George A. Sissel                  Officer
           -------------------------------------
              George A. Sissel                     March 31, 1998

   (2)   Principal Financial Accounting Officer:

                                                   Vice Chairman and Chief
              /s/R. David Hoover                   Financial Officer
           -------------------------------------
              R. David Hoover                      March 31, 1998

   (3)   Controller:

              /s/Albert R. Schlesinger             Vice President and Controller
           -------------------------------------
              Albert R. Schlesinger                March 31, 1998

   (4)   A Majority of the Board of Directors:

              /s/Frank A. Bracken                  *     Director
           -------------------------------------
              Frank A. Bracken                     March 31, 1998

              /s/Howard M. Dean                    *     Director
           -------------------------------------
              Howard M. Dean                       March 31, 1998

              /s/John T. Hackett                   *     Director
           -------------------------------------
              John T. Hackett                      March 31, 1998

              /s/R. David Hoover                   *     Director
           -------------------------------------
              R. David Hoover                      March 31, 1998

              /s/John F. Lehman                    *     Director
           -------------------------------------
              John F. Lehman                       March 31, 1998

              /s/George McFadden                   *     Director
           -------------------------------------
              George McFadden                      March 31, 1998

              /s/Ruel C. Mercure, Jr.              *     Director
           -------------------------------------
              Ruel C. Mercure, Jr.                 March 31, 1998

              /s/Jan Nicholson                     *      Director
           -------------------------------------
              Jan Nicholson                        March 31, 1998

                                                   Chairman, Chief Executive
              /s/George A. Sissel                  *      Officer and Director
           -------------------------------------
              George A. Sissel                     March 31, 1998

              /s/William P. Stiritz                *      Director
           -------------------------------------
              William P. Stiritz                   March 31, 1998


   *By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                                       By:  /s/George A. Sissel
                                                          George A. Sissel
                                                          As Attorney-in-Fact
                                                          March 31, 1998

                        Ball Corporation and Subsidiaries
                           Annual Report on Form 10-K
                      For the year ended December 31, 1997

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

      10.2 1988 Restricted Stock Plan and 1988 Stock Option and Stock Appreciation Rights Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-21506) filed April 27, 1988.

      10.3 Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988.

      10.4 Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
      10.5       Ball  Corporation 1988 Deferred  Compensation  Plan, as amended
                 July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.6 Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.7 Amended and Restated Form of Severance Benefit Agreement which exists between the Company and its executive officers, effective as of August 1, 1994 and as amended on January 24, 1996, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996) filed May 15, 1996.

      10.8 Stock Purchase Agreement dated as of June 29, 1989, between Ball Corporation and Mellon Bank, N.A. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1989) filed August 15, 1989.

      10.9 Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

      10.10 1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation (filed by incorporation by reference to the Form S-8
                 Registration Statement, No. 33-40199) filed April 26, 1991.

      10.11 Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995.

      10.12      Ball   Corporation   1997  Stock   Incentive   Plan  (filed  by
                 incorporation   by  reference  to  the  Form  S-8  Registration
                 Statement, No. 333-26361), filed May 1, 1997.

      10.13 Agreement and Plan of Merger among Ball Corporation, Ball Sub Corp. and Heekin Can, Inc. dated as of December 1, 1992, and as amended as of December 28, 1992 (filed by incorporation by reference to the Registration Statement on Form S-4, No. 33-58516) filed February 19, 1993.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
      10.14      Distribution  Agreement  between Ball Corporation and Alltrista
                 (filed  by   incorporation   by  reference  to  the   Alltrista
                 Corporation Form 8, Amendment No. 3 to Form 10, No. 0-21052, dated December 31, 1992) filed March 17, 1993.

      10.15 1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

      10.16 Retirement Agreement dated June 17, 1994, between Delmont A. Davis and Ball Corporation (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

      10.17 Ball-InCon Glass Packaging Corp. Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.18 Retention Agreement dated June 22, 1994, between Donovan B. Hicks and Ball Corporation (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

      10.19 Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

      10.20 Ball Corporation Split Dollar Life Insurance Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

      10.21 Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, as amended October 23, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996) filed November 13, 1996.

      10.22 Asset Purchase Agreement dated June 26, 1995, among Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.), Ball Glass Container Corporation and Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

      10.23 Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.) Amended and Restated Limited Liability Company Agreement dated June 26, 1995, among Saint-Gobain Holdings I Corp., BG Holdings I, Inc. and BG Holdings II, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
      10.24      Part-Time  Employment,   Retirement   and  Consulting  Services
                 Agreement between  Duane E. Emerson  and Ball Corporation dated
                 January 14, 1997. (Filed herewith.)

      10.25 Agreement and General Release between David B. Sheldon and Ball Corporation dated February 7, 1997. (Filed herewith.)

      10.26 Consulting Agreement between The Cygnus Enterprise Development Corp. (for which Donovan B. Hicks is managing partner) and Ball Corporation dated January 1, 1997. (Filed herewith.)

      10.27 Form of Severance Agreement (Change of Control Agreement) which exists between the Company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1988) filed March 25, 1989.

      11.1 Statement re: Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements, "Earnings Per Share," in the 1997 Annual Report to Shareholders). (Filed herewith.)

      13.1 Ball Corporation 1997 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

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

      27.1 Financial Data Schedule for the year ended December 31, 1997. (Filed herewith.)

      99.1 Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

      99.2       Cautionary  statement   for  purposes  of  the   "safe  harbor"
                 provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)