Form 10-K/A
period 1997-12-31
BALL CORP
filed 1998-04-09
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A

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

               Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                  Title of each class                  on which registered
           ---------------------------------     -------------------------------
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

                        Ball Corporation and Subsidiaries
                           Annual Report on Form 10-K
                      For the year ended December 31, 1997

                                Index to Exhibits


      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
       3.(i)     Amended  Articles of  Incorporation as of August 2, 1996 (filed by  incorporation  by reference to the Quarterly Report on Form
                 10-Q for the quarter ended March 30, 1997) filed May 14, 1997.

       3.(ii) Bylaws of Ball Corporation as amended January 22, 1997 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 30, 1997) filed May 14, 1997.

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

      10.12      Ball  Corporation   1997   Stock   Incentive   Plan   (filed by
                 incorporation    by  reference  to  the  Form S-8  Registration
                 Statement, No. 333-26361), filed May 2, 1997.

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

      10.15 1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
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

      10.24 Part-Time Employment, Retirement and Consulting Services Agreement between Duane E. Emerson and Ball Corporation dated January 14, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31,
                 1996) filed March 31, 1997.

      10.25 Agreement and General Release between David B. Sheldon and Ball Corporation dated February 7, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1996) filed March 31, 1997.

      Exhibit
      Number     Description of Exhibit
      -------    ---------------------------------------------------------------
      10.26      Consulting Agreement between The Cygnus Enterprise  Development
                 Corp. (for which Donovan B. Hicks is managing partner) and Ball
                 Corporation dated January 1, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended
                 December 31, 1996) filed March 31, 1997.

      10.27 Form of Severance Agreement (Change of Control Agreement) which exists between the Company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1988) filed March 25, 1989.

      10.28 Ball Corporation Nonemployee Directors' Compensation plan, as approved April 23, 1997 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 30, 1997) filed May 14, 1997.

      10.29 1997 Enhancement to the Ball Corporation Economic Value Added Incentive Compensation Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended September 28, 1997) filed November 10, 1997.

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

      18.1       Letter  re:    Change  in  Accounting  Principles.   (filed  by
                 incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 2, 1995) filed August 15, 1995.

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

Ball Corporation
(Registrant)


By:        /s/  Albert R. Schlesinger
         Albert R. Schlesinger
         Vice President and Controller


Date:          April  9, 1998