Form 10-Q
period 1998-03-29
BALL CORP
filed 1998-05-13
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998


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

               Class                               Outstanding at April 26, 1998
         Common Stock,
           without par value                             30,363,528 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended March 29, 1998



                                      INDEX



                                                                                        Page Number
                                                                                    ---------------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited  Condensed  Consolidated  Statement  of Income for the
                   three month periods ended March 29, 1998, and March 30, 1997
                                                                                             3

                Unaudited Condensed Consolidated Balance Sheet at March 29,
                   1998, and December 31, 1997                                               4

                Unaudited Condensed Consolidated Statement of     Cash Flows
                   for the three month periods ended  March 29, 1998, and March
                   30, 1997                                                                  5

                Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                             6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                        10


PART II.        OTHER INFORMATION                                                            14

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                                                           Three months ended
                                                                                -----------------------------------------
                                                                                    March 29,             March 30,
                                                                                      1998                   1997
                                                                                -------------------    ------------------

   Net sales                                                                          $  549.7               $  479.8
                                                                                -------------------    ------------------

   Costs and expenses
     Cost of sales                                                                       491.2                  431.6
     General and administrative expenses                                                  28.4                   26.7
     Selling and product development expenses                                              5.0                    3.7
     Relocation and other                                                                  6.3                   (1.2)
     Interest expense                                                                     12.7                    9.9
                                                                                -------------------    ------------------
                                                                                         543.6                  470.7
                                                                                -------------------    ------------------

   Income before taxes on income                                                           6.1                    9.1

   Provision for income tax expense                                                       (3.1)                  (2.8)

   Minority interests                                                                      2.6                    1.6

   Equity in losses of affiliates                                                         (0.3)                  (0.9)
                                                                                -------------------    ------------------

   Net income                                                                              5.3                    7.0

   Preferred dividends, net of tax benefit                                                (0.7)                  (0.7)
                                                                                -------------------    ------------------

   Earnings available to common shareholders                                          $    4.6               $    6.3
                                                                                ===================    ==================


   Earnings per share of common stock                                                 $   0.15               $   0.21
                                                                                ===================    ==================

   Diluted earnings per share                                                         $   0.14               $   0.20
                                                                                ===================    ==================


   Cash dividends declared per common share                                           $   0.15               $   0.15
                                                                                ===================    ==================

   See   accompanying   notes  to  unaudited   condensed  consolidated financial
   statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)

                                                                                 March 29,            December 31,
                                                                                   1998                   1997
                                                                             ------------------     ------------------
ASSETS
Current assets
   Cash and temporary investments                                                 $   41.3               $   25.5
   Accounts receivable, net                                                          315.7                  301.4
   Inventories, net
     Raw materials and supplies                                                      140.4                  184.9
     Work in process and finished goods                                              274.3                  228.4
   Deferred income tax benefits  and prepaid expenses                                 57.2                   57.9
                                                                             ------------------     ------------------
     Total current assets                                                            828.9                  798.1
                                                                             ------------------     ------------------

Property, plant and equipment, at cost                                             1,543.7                1,556.1
Accumulated depreciation                                                            (662.4)                (636.6)
                                                                             ------------------     ------------------
                                                                                     881.3                  919.5
                                                                             ------------------     ------------------

Investment in affiliates                                                              78.5                   74.5
Goodwill, net                                                                        212.1                  194.8
Other assets                                                                         106.2                  103.2
                                                                             ------------------     ------------------

                                                                                  $2,107.0               $2,090.1
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                          $  462.7               $  407.0
   Accounts payable                                                                  248.3                  258.6
   Salaries and wages                                                                 53.6                   78.3
   Other current liabilities                                                          97.0                   93.9
                                                                             ------------------     ------------------
     Total current liabilities                                                       861.6                  837.8
                                                                             ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                    359.5                  366.1
   Deferred income taxes                                                              61.4                   60.5
   Employee benefit obligations and other                                            144.3                  139.8
                                                                             ------------------     ------------------
     Total noncurrent liabilities                                                    565.2                  566.4
                                                                             ------------------     ------------------

Contingencies

Minority interests                                                                    44.0                   51.7
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                          59.9                   59.9
   Unearned compensation - ESOP                                                      (37.0)                 (37.0)
                                                                             ------------------     ------------------
     Preferred shareholder's equity                                                   22.9                   22.9
                                                                             ------------------     ------------------

   Common stock (issued 33,913,805 shares - 1998;
      33,759,234 shares - 1997)                                                      342.0                  336.9
   Retained earnings                                                                 402.4                  402.3
   Accumulated other comprehensive loss                                              (23.5)                 (22.8)
   Treasury stock, at cost (3,616,530 shares - 1998;
      3,539,574 shares - 1997)                                                      (107.6)                (105.1)
                                                                             ------------------     ------------------
     Common shareholders' equity                                                     613.3                  611.3
                                                                             ------------------     ------------------
            Total shareholders' equity                                               636.2                  634.2
                                                                             ------------------     ------------------
                                                                                  $2,107.0               $2,090.1
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                        Three months ended
                                                                             -----------------------------------------
                                                                                   March 29,              March 30,
                                                                                     1998                   1997
                                                                             ------------------     ------------------

Cash flows from operating activities
   Net income                                                                       $   5.3                $   7.0
   Reconciliation of net income
     to net cash used in operating activities:
       Depreciation and amortization                                                   29.7                   24.0
       Relocation and other                                                             6.3                   (1.2)
       Other                                                                            3.8                    0.2
       Changes in working capital components,
         excluding effect of acquisition                                              (57.4)                 (88.0)
                                                                             ------------------     ------------------
         Net cash used in operating activities                                        (12.3)                 (58.0)
                                                                             ------------------     ------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                         (16.9)                 (27.2)
   Investment in and advances to affiliates                                            (2.6)                  (4.8)
   Acquisition of M.C. Packaging, net of cash acquired                                  -                   (152.3)
   Other                                                                                2.2                    5.6
                                                                             ------------------     ------------------
       Net cash used in investing activities                                          (17.3)                (178.7)
                                                                             ------------------     ------------------

Cash flows from financing activities
   Net change in short-term debt                                                       56.5                  116.7
   Net change in long-term debt                                                        (7.7)                  (4.3)
   Proceeds from issuance of common stock under
     various employee and shareholder plans                                             5.1                    4.5
   Acquisitions of treasury stock                                                      (2.5)                 (10.2)
   Common dividends                                                                    (4.5)                  (4.8)
   Other                                                                               (1.5)                   0.5
                                                                             ------------------     ------------------
       Net cash provided by financing activities                                       45.4                  102.4
                                                                             ------------------     ------------------


Net increase (decrease) in cash                                                        15.8                 (134.3)
Cash and temporary investments:
   Beginning of period                                                                 25.5                  169.2
                                                                             ------------------     ------------------
   End of period                                                                    $  41.3                $  34.9
                                                                             ==================     ==================

See   accompanying   notes  to  unaudited   condensed   consolidated   financial
statements.

Ball Corporation and Subsidiaries
March 29, 1998

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General.
The accompanying condensed consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates. However, the Company believes that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

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

Reclassifications.
Certain prior year amounts have been reclassified in order to conform with the 1998 presentation.

New Accounting Standards.
Effective January 1, 1998, Ball adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." See the note, "Shareholders' Equity" for information regarding SFAS No. 130.

SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires interim reporting of selected operating segments information effective, for Ball, in 1999.

Acquisitions.
Reynolds Global Can Business
In April 1998, Ball and Reynolds Metals Company (Reynolds) signed a definitive purchase agreement, under which Ball will acquire substantially all of Reynolds' global aluminum beverage container manufacturing business for a total purchase price of approximately $820 million.

Ball will use a combination of cash and, at Ball's option, up to $100 million of Ball common stock to acquire all of Reynolds' North American beverage can manufacturing assets, which consist largely of 16 plants in 12 states and Puerto Rico, as well as Reynolds' approximate one-third interest in Latasa, a Brazilian company which operates beverage can plants in Argentina, Brazil and Chile. The acquisition of Reynolds' can business is subject to government antitrust approval, transaction financing and refinancing of existing Ball debt and customary closing conditions.

Additionally, the acquisition by Ball of Reynolds' interest in Latasa is subject to certain third party consents. Ball and Reynolds have agreed to discuss further the possible later acquisition by Ball of Reynolds' minority interest in a can manufacturing company in Saudi Arabia.

The transaction is expected to close in the second half of 1998. The $820 million total purchase price assumes certain incentives and other requirements, which both Ball and Reynolds expect will be achieved. If the conditions to acquire Reynolds' interest in Latasa are not met, the acquisition price for Reynolds' North American beverage can assets will be reduced appropriately.

M.C. Packaging
As reported, in early 1997 the Company acquired approximately 75 percent of M.C. Packaging (Hong Kong) Limited (M.C. Packaging). Since year end, asset appraisals and other analyses have been completed which resulted in an adjustment to the preliminary allocation of the purchase price, decreasing fixed assets by approximately $20 million, with a corresponding increase in goodwill from the amount reported at year end.

Relocation and Other.
On February 4, 1998, Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. The total cost of the headquarters relocation is estimated to be $22.5 million ($13.8 million after tax or 46 cents per share). Generally accepted accounting principles do not permit financial statement recognition of certain costs, such as employee relocation, until they are incurred. Therefore the Company recorded a pretax charge of $6.3 million ($3.8 million after tax or 13 cents per share) for costs paid or incurred in the first quarter of 1998 and to reflect the estimated net realizable values of certain properties and assets in Muncie, Indiana, the current location of the corporate headquarters. It is anticipated that the remainder of the relocation costs will be recorded and paid largely in the second and third quarters of 1998.

Dispositions and other in the first quarter of 1997 was comprised of a pretax gain of $1.2 million ($0.7 million after tax or two cents per share) from the sale of an investment in Datum Inc.

Shareholders' Equity.
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. In accordance with SFAS No. 130, the Company is required to report the changes in shareholders' equity from all sources during the period other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends). Although adoption of this standard has not resulted in any change to the historic basis of the determination of earnings or shareholders' equity, the comprehensive income components recorded under generally accepted accounting principles and previously included under the category, "retained earnings," are displayed as "accumulated other comprehensive loss," within the unaudited condensed consolidated balance sheet. The composition of accumulated other comprehensive loss at March 29, 1998 is primarily the cumulative adjustment for foreign currency translation and additional minimum pension liability.

Total comprehensive income for the three-month periods of 1998 and 1997 is $4.6 million and $8.2 million, respectively. The difference between net income and comprehensive income for the quarters of 1998 and 1997 is primarily the adjustment for foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,635,410 shares at March 29, 1998, and December 31, 1997.

Earnings per Share.
The following table provides additional information on the computation of earnings per share amounts:

                                                                                           Three months ended
                                                                                -----------------------------------------
                                                                                     March 29,               March 30,
   (dollars in millions except per share amounts)                                      1998                     1997
                                                                                -------------------    ------------------

   Earnings per Common Share
   Net income                                                                          $   5.3                $   7.0
     Preferred dividends, net of tax benefit                                              (0.7)                  (0.7)
                                                                                -------------------    ------------------
   Net earnings available to common shareholder                                        $   4.6                $   6.3
                                                                                -------------------    ------------------

   Weighted average common shares (000s)                                                30,203                 30,447
                                                                                -------------------    ------------------

   Earnings per common share                                                           $  0.15                $  0.21
                                                                                ===================    ==================

   Diluted Earnings per Share
   Net income                                                                          $   5.3                $   7.0
     Adjustment for deemed ESOP cash contribution
     in lieu of the ESOP Preferred dividend                                               (0.6)                  (0.5)
                                                                                -------------------    ------------------
   Adjusted net earnings available to common shareholders                              $   4.7                $   6.5
                                                                                -------------------    ------------------

   Weighted average common shares (000s)                                                30,203                 30,447
     Effect of dilutive stock options                                                      174                     33
     Common shares issuable
     upon conversion of the ESOP Preferred stock                                         1,889                  1,938
                                                                                -------------------    ------------------
   Weighted average shares applicable
     to diluted earnings per share                                                      32,266                 32,418
                                                                                -------------------    ------------------

   Diluted earnings per share                                                          $  0.14                $  0.20
                                                                                ===================    ==================

Contingencies.
In the ordinary course of business, the Company is subject to various risks and uncertainties due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of its products, and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties, through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

The Company was not in default of any loan agreement at March 29, 1998, and has met all payment obligations. M.C. Packaging was, however, in noncompliance with certain financial ratio provisions under a fixed term loan agreement, of which $37.5 million was outstanding at quarter end. The lender has granted M.C. Packaging an unspecified period to present a revised, comprehensive financing structure for its business. Management believes that M.C. Packaging has made significant progress towards concluding an alternative, longer term financing arrangement satisfactory to all parties and that although such an arrangement has substantially been concluded, a definitive agreement has not yet been executed. Management also believes that existing credit resources will be adequate to meet foreseeable financing requirements. Ball Corporation does not guarantee any debt obligations of M.C. Packaging.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and subsidiaries are referred to collectively as "Ball" or the "Company" in the following discussion and analysis.


ACQUISITION
In April 1998, Ball and Reynolds Metals Company (Reynolds) signed a definitive purchase agreement, under which Ball will acquire substantially all of Reynolds' global aluminum beverage container manufacturing business for a total purchase price of approximately $820 million.

Ball will use a combination of cash and, at Ball's option, up to $100 million of Ball common stock to acquire all of Reynolds' North American beverage can manufacturing assets, which consist largely of 16 plants in 12 states and Puerto Rico, as well as Reynolds' approximate one-third interest in Latasa, a Brazilian company which operates beverage can plants in Argentina, Brazil and Chile. The acquisition of Reynolds' can business is subject to government antitrust approval, transaction financing and refinancing of existing Ball debt and customary closing conditions.

Additionally, the acquisition by Ball of Reynolds' interest in Latasa is subject to certain third party consents. Ball and Reynolds have agreed to discuss further the possible later acquisition by Ball of Reynolds' minority interest in a can manufacturing company in Saudi Arabia.

The transaction is expected to close in the second half of 1998. The $820 million total purchase price assumes certain incentives and other requirements, which both Ball and Reynolds expect will be achieved. If the conditions to acquire Reynolds' interest in Latasa are not met, the acquisition price for Reynolds' North American beverage can assets will be reduced appropriately.


RESULTS OF OPERATIONS

Consolidated Results
Consolidated net sales of $549.7 million for the first quarter of 1998 increased
14.6 percent compared to the first quarter of 1997. Net earnings available to common shareholders of $4.6 million, or 15 cents per share, for the first quarter of 1998 included the a pretax charge of $6.3 million ($3.8 million after tax or 13 cents per share) for the relocation of the Company's corporate office. Excluding this charge, the first quarter 1998 net earnings available to common shareholders would have been $8.4 million, or 28 cents per share, compared to $6.3 million, or 21 cents per share, in the first quarter of 1997.

In February 1998, Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. The total cost of the headquarters relocation is estimated to be $22.5 million ($13.8 million after tax or 46 cents per share). Generally accepted accounting principles do not permit financial statement recognition of certain costs, such as employee relocation, until they are incurred. Therefore the Company recorded a pretax charge of $6.3 million for costs paid or incurred in the first quarter of 1998 and to reflect the estimated net realizable values of certain properties and assets in Muncie, Indiana, the current location of the corporate headquarters. It is anticipated that the remainder of the relocation costs will be recorded and paid largely in the second and third quarters of 1998.

The first quarter of 1997 included a $1.2 million pretax gain ($0.7 million after tax or two cents per share) related to the sale of Datum Inc. common shares owned by the Company.

Interest and Taxes
Consolidated interest expense for the first quarter of 1998 was $12.7 million compared to $9.9 million for the first quarter of 1997. The increase was attributable primarily to the acquisition of M.C. Packaging and lower capitalization of interest due to lower capital spending in 1998.

Ball's consolidated effective income tax rate was 50.8 percent for the first quarter of 1998 compared to 30.8 percent for the 1997 first quarter, which included a reduction in taxes for creditable costs of U.S. research and development of $1.7 million or five cents per share. Excluding these credits, the consolidated effective income tax rate for 1997 would have been approximately 49.5 percent.

Results of Equity Affiliates
Equity in losses of affiliates for the first quarter of 1998 were $0.3 million versus $0.9 million for the first quarter of 1997. Results in 1998 included Ball's share of currency exchange losses of $0.6 million after tax, or two cents per share, primarily related to U.S. dollar denominated debt held by the Company's 40 percent owned Thailand venture. Since a change in Thailand's monetary policy in early July 1997, the Thai baht has depreciated significantly versus the U.S. dollar. Since the end of the first quarter, the Thai baht has strengthened against the U.S. dollar, such that the first quarter loss has been more than offset. However, the Thai baht remains volatile, and there can be no assurance that the current trend will continue. Results for 1997 included the effects of costs for start-up operations in Brazil, Thailand and China, as well as lower earnings from certain equity affiliates reflecting the market softness in China.

Business Segments
Packaging
Packaging segment net sales were $461.0 million for the first quarter of 1998 compared to $382.0 million in the first quarter of 1997. Segment operating earnings increased approximately 85 percent in the first quarter of 1998 compared to 1997, primarily as a result of improved earnings within the North American metal container businesses. These improvements were partially offset by lower results within FTB Packaging operations in China.

Within the packaging segment, sales in the North American metal container businesses increased approximately 10 percent for the three-month period of 1998 compared to 1997, primarily due to increased sales volumes. Metal beverage can and end shipments increased 10 percent and 15 percent, respectively, in the first quarter of 1998 compared to 1997, though industry can shipments only increased an estimated two percent. Shipments of metal food containers increased more than eight percent in the first quarter of 1998 versus 1997, with the additional volumes from can lines operational in 1998, which were being relocated from a closed facility in 1997. The increase in operating earnings was a result of the increased sales volumes, coupled with higher fixed cost absorption and improved manufacturing performance.

Sales of PET containers in the first quarter of 1998 more than doubled compared to the first quarter of 1997 with the additional sales volumes from long-term supply agreements obtained in the third quarter of 1997 in connection with the acquisition of certain PET container manufacturing assets. Gross margins also improved in 1998, but were essentially offset by an increase in research and development costs. The business operated at a loss in both years, though the 1998 loss was at a reduced level from 1997.

Sales within Ball's FTB Packaging operations in 1998 increased substantially compared to the first quarter of 1997 with the inclusion of a full quarter of sales from M.C. Packaging in 1998. FTB Packaging recorded an operating loss in both the 1998 and 1997 first quarters. The 1998 operating loss was primarily due to a soft metal beverage container market in China, as well as lower pricing resulting from the current supply/demand imbalance in that area.

Aerospace and Technologies
Sales in the aerospace and technologies segment decreased to $88.7 million in the first quarter of 1998, compared to $97.8 million in 1997. The sales reduction from 1997 to 1998 reflects, in large part, reduced activity in connection with a classified program. Operating earnings also decreased in 1998 compared to 1997, reflecting both the effects of lower 1998 sales and a strong demand for certain higher margin telecommunications equipment in 1997, including one-time early delivery incentives earned. Backlog at the 1998 first quarter end was approximately $271 million compared to $267 million at December 31, 1997, and $322 million at the end of the first quarter of 1997. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations in 1998 of $12.3 million decreased from $58.0 million in 1997 due in part to lower working capital requirements and improved operating results. Capital spending of $16.9 million in the first quarter of 1998 is below depreciation of $27.1 million. Total 1998 capital spending is expected to be approximately $95 million.

Total debt was $822.2 million at March 29, 1998, compared to $773.1 million at December 31, 1997. The debt-to-total capitalization ratio was 54.7 percent at March 29, 1998, compared to 53.0 percent as of December 31, 1997. The increase in debt, which resulted in an increase in the debt-to-total capitalization ratio, is attributable primarily to normal working capital requirements.

In the U.S., Ball has committed revolving credit agreements totaling $280 million consisting of a five-year facility for $150 million and 364-day facilities for $130 million. A Canadian dollar commercial paper facility provides for committed short-term funds of approximately $85 million. At quarter end, approximately $78.4 million was outstanding related to this program. The Company also has short-term uncommitted credit facilities in the U.S. of approximately $326 million, and, in Asia, FTB Packaging, including M.C. Packaging, had short-term uncommitted credit facilities of approximately $280 million at the end of the 1998 first quarter. At March 29, 1998, the Company had $114.5 million and $172.2 million outstanding under these facilities, respectively.

The Company was not in default of any loan agreement at March 29, 1998, and has met all payment obligations. M.C. Packaging was, however, in noncompliance with certain financial ratio provisions under a fixed term loan agreement of which $37.5 million was outstanding at February 28, 1998. The lender has granted M.C. Packaging an unspecified period to present a revised, comprehensive financing structure for its business. Management believes that M.C. Packaging has made significant progress towards concluding an alternative, longer term financing arrangement satisfactory to all parties and that although such an arrangement has substantially been concluded, a definitive agreement has not yet been executed. Management also believes that existing credit resources will be adequate to meet foreseeable financing requirements. Ball Corporation does not guarantee any debt obligations of M.C. Packaging.


OTHER

Ball is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which the Company participates, its operations in developing markets outside the U.S., changing commodity prices of the materials used in the manufacture of its products, and changing capital markets. Where practicable, Ball attempts to reduce these risks and uncertainties.

As discussed earlier, the Company has recognized its share of exchange gains and losses primarily related to U.S. dollar denominated debt held by its 40 percent equity affiliate in Thailand. The Company also has U.S. dollar denominated debt in China, and in Brazil through its 50 percent owned affiliate. In addition, Ball has other U.S. dollar denominated assets and liabilities outside the U.S. which are subject to exchange rate fluctuations.

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

As is commonly known, there is a potential issue facing companies regarding the ability of information systems to accommodate the year 2000. Ball is evaluating its information systems and believes that all critical systems can, or will be able to, accommodate the coming century, without material adverse effect on the Company's financial condition, results of operations, capital spending or competitive position.

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


FORWARD-LOOKING STATEMENTS

The Company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the Company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions, and the development of certain domestic and international markets. Some factors that could cause the Company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; the weather; fuel costs and availability; regulatory action; federal and state legislation; interest rates; labor strikes; maintenance and capital expenditures; local economic conditions; the authorization and control over the availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of the satellite launches and business of EarthWatch; the devaluation of international currencies; the ability to refinance M.C. Packaging and to obtain adequate credit resources for foreseeable financing requirements of the Company's businesses; the inability of the Company to achieve year 2000 compliance; the ability of the Company to acquire other businesses; and the inability of the Company to close the proposed transaction with Reynolds. If the Company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the Company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

The Company previously reported that a lawsuit was filed by an individual named Tangee E. Daniels on behalf of herself and two minor children and four other plaintiffs alleging that the Company's Metal Beverage Container Operations a/k/a Ball Corporation and over 50 other defendants disposed of certain hazardous wastes at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit alleges that the plaintiffs incurred certain damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; physical impairment, as well as punitive damages and prejudgment interest, in unspecified amounts. Similar lawsuits were filed in Williams v. AKZO Nobel Chemicals, Inc. (dismissed but appealed), Steich v. AKZO et al. (voluntarily dismissed) and Adams v. AKZO et al. The Company has been notified that the plaintiffs in the Daniels case have now non-suited the generator defendants of all of their causes of action, without prejudice, effective upon filing of the notice of partial nonsuit on May 4, 1998. Based upon the information available to the Company at the present time, the Company is unable to express an opinion as to the exposure of the Company for the remaining matters.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending March 29, 1998.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending March 29, 1998.


Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending March 29, 1998.


Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending March 29, 1998.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits


         10.1 Asset Purchase Agreement by and among Ball Corporation, Ball Metal Beverage Container Corp. and Reynolds Metals Company
         27.1  Financial Data Schedule
         99.1 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K filed February 12, 1998,  reporting  under
         Item 5 an announcement that Ball will move its corporate headquarters from Muncie, Indiana to the Denver/Boulder area in Colorado.

         A Current Report on Form 8-K filed April 22, 1998, reporting under Item 5 an announcement that Ball Corporation and Reynolds Metals Company have signed a definitive agreement under which Ball will acquire substantially all of Reynolds' global aluminum beverage container operations.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:      /s/  R. David Hoover
         R. David Hoover
         Vice Chairman
           and Chief Financial Officer


Date:          May 13, 1998

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                 March 29, 1998


                                  EXHIBIT INDEX
                                    Description

                                                                                          Exhibit
                                                                                      ----------------


Asset Purchase Agreement by and among Ball Corporation, Ball Metal Beverage
     Container Corp. and Reynolds Metals Company (Filed herewith.)                        EX-10.1

Financial Data Schedule (Filed herewith.)                                                 EX-27.1

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,
     as amended. (Filed herewith.)                                                        EX-99.1