Form 10-Q
period 1998-06-28
BALL CORP
filed 1998-08-12
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1998


                          Commission file number 1-7349

                                BALL CORPORATION

                           State of Indiana 35-0160610

                       10 Longs Peak Drive, P.O. Box 5000
                            Broomfield, CO 80038-5000
                                  303/469-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at June 28, 1998
-----------------------------------          -----------------------------------
  Common Stock, without par value                    30,495,627 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended June 28, 1998



                                      INDEX

                                                                    Page Number
                                                                    -----------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of
            Income for the three and six month periods ended
            June 28, 1998 and June 29, 1997                             3

          Unaudited Condensed Consolidated Balance Sheet at
            June 28, 1998 and December 31, 1997                         4

          Unaudited Condensed Consolidated Statement of
            Cash Flows for the six month periods ended June 28,
            1998 and June 29, 1997                                      5

          Notes to Unaudited Condensed Consolidated
            Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

PART II.  OTHER INFORMATION                                            16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                                          Three months ended                 Six months ended
                                                                    -----------------------------    -------------------------------
                                                                      June 28,         June 29,         June 28,          June 29,
                                                                       1998             1997             1998              1997
                                                                    ------------     ------------    -------------     -------------
   Net sales                                                         $   645.6        $   643.7       $  1,195.3        $  1,123.5
                                                                    ------------     ------------    -------------     -------------

   Costs and expenses
     Cost of sales                                                       568.8            572.8          1,060.0           1,004.4
     General and administrative expenses                                  25.4             27.9             53.8              54.6
     Selling and product development expenses
                                                                           5.0              5.2             10.0               8.9
     Relocation costs                                                      4.0             --               10.3              --
     Dispositions and other                                               --               (7.5)            --                (8.7)
     Interest expense                                                     13.4             15.4             26.1              25.3
                                                                    ------------     ------------    -------------     -------------
                                                                         616.6            613.8          1,160.2           1,084.5
                                                                    ------------     ------------    -------------     -------------

   Income before taxes on income                                          29.0             29.9             35.1              39.0

   Provision for taxes on income                                         (12.2)           (11.9)           (15.3)            (14.7)
   Minority interests                                                      1.4              2.3              4.0               3.9
   Equity in earnings (losses) of affiliates                               0.8              0.5              0.5              (0.4)
                                                                    ------------     ------------    -------------     -------------


   Net income                                                             19.0             20.8             24.3              27.8

   Preferred dividends, net of tax benefit                                (0.7)            (0.7)            (1.4)             (1.4)
                                                                    ------------     ------------    -------------     -------------

   Earnings available to common shareholders
                                                                    $     18.3       $     20.1      $      22.9       $      26.4
                                                                    ============     ============    =============     =============

   Earnings per share of common stock                               $     0.60       $     0.67      $     0.76        $     0.87
                                                                    ============     ============    =============     =============

   Diluted earnings per share                                       $     0.57       $     0.63      $     0.72        $     0.83
                                                                    ============     ============    =============     =============

   Cash dividends declared per common share
                                                                    $     0.15       $     0.15      $      0.30       $      0.30
                                                                    ============     ============    =============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)

                                                                                                June 28,             December 31,
                                                                                                  1998                   1997
                                                                                           ------------------    -------------------
ASSETS
Current assets
   Cash and temporary investments                                                           $        68.4          $        25.5
   Accounts receivable, net                                                                         339.2                  301.4
   Inventories, net
     Raw materials and supplies                                                                     145.6                  184.9
     Work in process and finished goods                                                             245.0                  228.4
   Deferred income tax benefits and prepaid expenses                                                 56.6                   57.9
                                                                                           ------------------     ------------------
     Total current assets                                                                           854.8                  798.1
                                                                                           ------------------     ------------------

Property, plant and equipment, at cost                                                            1,546.0                1,556.1
Accumulated depreciation                                                                           (680.2)                (636.6)
                                                                                           ------------------     ------------------
                                                                                                    865.8                  919.5
                                                                                           ------------------     ------------------

Investment in affiliates                                                                             75.6                   74.5
Goodwill, net                                                                                       212.8                  194.8
Other assets                                                                                        104.5                  103.2
                                                                                           ------------------     ------------------
                                                                                            $     2,113.5          $     2,090.1
                                                                                           ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                                    $       430.4          $       407.0
   Accounts payable                                                                                 270.7                  258.6
   Salaries and wages                                                                                61.5                   78.3
   Other current liabilities                                                                         94.0                   93.9
                                                                                           ------------------     ------------------
     Total current liabilities                                                                      856.6                  837.8
                                                                                           ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                                   354.6                  366.1
   Deferred income taxes                                                                             62.2                   60.5
   Employee benefit obligations and other                                                           143.4                  139.8
                                                                                           ------------------     ------------------
     Total noncurrent liabilities                                                                   560.2                  566.4
                                                                                           ------------------     ------------------

Contingencies
Minority interests                                                                                   41.3                   51.7
                                                                                           ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                                         59.4                   59.9
   Unearned compensation - ESOP                                                                     (33.6)                 (37.0)
                                                                                           ------------------     ------------------
     Preferred shareholder's equity                                                                  25.8                   22.9
                                                                                           ------------------     ------------------

   Common stock (issued 34,261,735 shares - 1998;
      33,759,234 shares - 1997)                                                                     352.4                  336.9
   Retained earnings                                                                                416.1                  402.3
   Accumulated other comprehensive loss                                                             (25.6)                 (22.8)
   Treasury stock, at cost (3,766,108 shares - 1998;
      3,539,574 shares - 1997)                                                                     (113.3)                (105.1)
                                                                                           ------------------     ------------------
     Common shareholders' equity                                                                    629.6                  611.3
                                                                                           ------------------     ------------------
           Total shareholders' equity                                                               655.4                  634.2
                                                                                           ------------------     ------------------
                                                                                            $     2,113.5          $     2,090.1
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                                         Six months ended
                                                                                               -------------------------------------
                                                                                                   June 28,             June 29,
                                                                                                    1998                 1997
                                                                                               ----------------     ----------------

Cash flows from operating activities
   Net income                                                                                   $   24.3             $   27.8
   Reconciliation of net income
      to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                  65.9                 54.4
     Relocation costs                                                                               10.3                 --
     Other, net                                                                                     (2.5)                (3.3)
     Changes in working capital components,
        excluding effect of acquisition                                                            (25.7)               (95.6)
                                                                                               ----------------     ----------------
       Net cash provided by (used in) operating activities                                          72.3                (16.7)
                                                                                               ----------------     ----------------

Cash flows from investing activities
   Additions to property, plant and equipment                                                      (37.7)               (59.4)
   Investments in and advances to affiliates                                                        (2.8)               (18.3)
   Acquisition of M. C. Packaging, net of cash acquired                                             --                 (156.3)
   Proceeds from sale of equity investment                                                          --                   26.2
   Net cash from company-owned life insurance                                                        2.5                 15.0
   Other, net                                                                                       (0.9)                 6.5
                                                                                               ----------------     ----------------
       Net cash used in investing activities                                                       (38.9)              (186.3)
                                                                                               ----------------     ----------------

Cash flows from financing activities
   Net change in long-term debt                                                                    (24.3)               (24.6)
   Net change in short-term debt                                                                    40.9                104.7
   Common and preferred dividends                                                                  (12.0)               (11.8)
   Net proceeds from issuance of common stock under various employee and
     shareholder plans                                                                              15.4                  8.5
   Acquisitions of treasury stock                                                                   (8.2)               (16.9)
   Preferred stock retired                                                                          (0.5)                (0.8)
   Other, net                                                                                       (1.8)                 2.6
                                                                                               ----------------     ----------------
       Net cash provided by financing activities                                                     9.5                 61.7
                                                                                               ----------------     ----------------

Net increase (decrease) in cash                                                                     42.9               (141.3)
Cash and temporary investments:
   Beginning of period                                                                              25.5                169.2
                                                                                               ================     ================
   End of period                                                                                $   68.4             $   27.9
                                                                                               ================     ================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
June 28, 1998

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

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes disclosure requirements for pensions and other postretirement benefit plans and is effective for Ball in 1998. This statement does not affect the measurement or recognition of such plans.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and is effective, for Ball, in 2000. The effect, if any, of adopting this standard has not yet been determined.

Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use and is effective, for Ball, in 1999. The effect, if any, of adopting this standard has not yet been determined.

SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," requires costs of start-up activities be expensed as incurred and is effective, for Ball, in 1999. The effect, if any, of adopting this standard has not yet been determined.


Acquisitions.
Reynolds Global Can Business
In April 1998, Ball and Reynolds Metals Company (Reynolds) signed a definitive agreement, under which Ball would acquire substantially all of Reynolds' global aluminum beverage container manufacturing business for a total purchase price of approximately $820 million. In June 1998, Ball and Reynolds stated that the agreement previously announced would not include Reynolds' 34.9 percent interest in Latas de Aluminio S.A. (Latasa), a South American beverage can manufacturer. As a result, the purchase price of $820 million in that agreement, which included Latasa, will be reduced to approximately $746 million.

Ball will acquire all of Reynolds' North American beverage can manufacturing assets, which consist largely of 16 plants in 12 states and Puerto Rico. Simultaneous with the transaction, the Company will refinance certain currently outstanding debt at favorable rates.

Difficulties in obtaining the third party consents and waivers necessary for the purchase of Latasa in a timely manner resulted in the decision to remove it from the main transaction. Reynolds intends to work with Latasa's other stockholders to agree upon and implement a process that will permit the sale of Reynolds' interest in Latasa in the near future. Ball continues to be interested in acquiring those shares.

Ball and Reynolds have agreed to discuss further the possible later acquisition by Ball of Reynolds' minority interest in a can manufacturing company in Saudi Arabia.

Relocation and Other.
In February 1998, Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. The total cost of the headquarters relocation is estimated to be approximately $20 million ($12.2 million after tax or 40 cents per share). Generally accepted accounting principles do not permit financial statement recognition of certain costs, such as employee relocation, until they are incurred. Therefore the Company recorded pretax charges of $6.3 million ($3.8 million after tax or 13 cents per share) and $4.0 million ($2.4 million after tax or eight cents per share) for costs paid or incurred in the first and second quarters of 1998, respectively, and to reflect the estimated net realizable values of certain properties and assets in Muncie, Indiana, the previous location of the corporate headquarters. It is anticipated that the remainder of the relocation costs will be recorded and paid largely in the second half of 1998.

Sale of Investment and Other.
The Company sold its equity investment in a technology business in the first half of 1997. The first and second quarters of 1997 included pretax gains of $1.2 million ($0.7 million after tax or two cents per share) and $10.5 million ($6.4 million after tax or 21 cents per share), respectively.

In the second quarter of 1997, the Company recorded a pretax charge of $3.0 million ($1.8 million after tax or six cents per share) to close a small PET container manufacturing plant in connection with the acquisition of certain PET container manufacturing assets.

Shareholders' Equity.
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. In accordance with SFAS No. 130, the Company is required to report the changes in shareholders' equity from all sources during the period other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends). Although adoption of this standard has not resulted in any change to the historic basis of the determination of earnings or shareholders' equity, the comprehensive income components recorded under generally accepted accounting principles and previously included under the category, "retained earnings," are displayed as "accumulated other comprehensive loss," within the unaudited condensed consolidated balance sheet. The composition of accumulated other comprehensive loss at June 28, 1998 is primarily the cumulative adjustment for foreign currency translation and additional minimum pension liability.

Total comprehensive income for the three and six month periods of 1998 is $16.9 million and $21.5 million, respectively, and $21.7 million and $29.2 million, for the comparative periods of 1997, respectively. The difference between net income and comprehensive income for the three and six month periods of 1998 and 1997 is the adjustment for foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,616,667 shares at June 28, 1998, and 1,635,410 shares at December 31, 1997.

Earnings Per Share.
The following table provides additional information on the computation of earnings per share amounts:

                                                              Three months ended                        Six months ended
                                                      -----------------------------------    ---------------------------------------
(dollars in millions except
  per share amounts)                                     June 28,            June 29,            June 28,              June 29,
                                                           1998                1997                1998                  1997
                                                      ---------------    ----------------    -----------------    ------------------
Earnings per Common Share
Net income                                              $   19.0            $   20.8            $   24.3              $   27.8
  Preferred dividends, net of tax benefit
                                                            (0.7)               (0.7)               (1.4)                 (1.4)
                                                      ---------------    ----------------    -----------------    ------------------
Net earnings available to common
  shareholders                                          $   18.3            $   20.1            $   22.9              $   26.4
                                                      ---------------    ----------------    -----------------    ------------------

Weighted average common shares (000s)
                                                          30,322              30,212              30,264                30,328
                                                      ---------------    ----------------    -----------------    ------------------

Earnings per common share                                $  0.60            $  0.67              $  0.76               $  0.87
                                                      ===============    ================    =================    ==================

   Diluted Earnings per Share
   Net income                                           $   19.0           $   20.8             $   24.3              $   27.8
     Adjustment for deemed ESOP cash
     contribution in lieu of the ESOP
     Preferred dividend                                    (0.5)              (0.5)                 (1.1)                 (1.0)
                                                      ---------------    ----------------    -----------------    ------------------
   Adjusted net earnings available to common
     shareholders                                      $   18.5           $   20.3              $   23.2              $   26.8
                                                      ---------------    ----------------    -----------------    ------------------

   Weighted average common shares (000s)
                                                         30,322             30,212                30,264                30,328
     Effect of dilutive stock options                       282                 90                   224                    62
     Common shares issuable upon conversion of
     the ESOP Preferred stock
                                                          1,869              1,911                 1,879                 1,924
                                                      ---------------    ----------------    -----------------    ------------------
   Weighted average shares applicable
     to diluted earnings per share                       32,473             32,213                32,367                32,314
                                                      ---------------    ----------------    -----------------    ------------------

   Diluted earnings per share                           $  0.57            $  0.63               $  0.72               $  0.83
                                                      ===============    ================    =================    ==================

Subsequent Event.
On August 10, 1998, Ball completed its acquisition of the domestic beverage can business assets of Reynolds for approximately $746 million in cash.

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

The Company was not in default of any loan agreement at June 28, 1998, and has met all payment obligations. M.C. Packaging was, however, in noncompliance with certain financial ratio provisions under a fixed term loan agreement, of which approximately $34 million was outstanding at quarter end. Effective August 4, 1998, the fixed term loan agreement was amended. The amendment resulted in a waiver of the previously reported covenant noncompliance issues.

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

ACQUISITION

In April 1998, Ball and Reynolds Metals Company (Reynolds) signed a definitive agreement, under which Ball would acquire substantially all of Reynolds' global aluminum beverage container manufacturing business for a total purchase price of approximately $820 million. In June 1998, Ball and Reynolds stated that the agreement previously announced would not include Reynolds' 34.9 percent interest in Latas de Aluminio S.A. (Latasa), a South American beverage can manufacturer. As a result, the purchase price of $820 million in that agreement, which included Latasa, will be reduced to approximately $746 million.

Ball will acquire all of Reynolds' North American beverage can manufacturing assets, which consist largely of 16 plants in 12 states and Puerto Rico. Simultaneous with the transaction, the Company will refinance certain currently outstanding debt at favorable rates.

Difficulties in obtaining the third party consents and waivers necessary for the purchase of Latasa in a timely manner resulted in the decision to remove it from the main transaction. Reynolds intends to work with Latasa's other stockholders to agree upon and implement a process that will permit the sale of Reynolds' interest in Latasa in the near future. Ball continues to be interested in acquiring those shares.

Ball and Reynolds have agreed to discuss further the possible later acquisition by Ball of Reynolds' minority interest in a can manufacturing company in Saudi Arabia.

RESULTS OF OPERATIONS
Consolidated Results
Consolidated net sales of $645.6 million for the second quarter of 1998 increased slightly compared to the second quarter of 1997. For the first six months of 1998, consolidated net sales were $1.2 billion, an increase of 6.4 percent over the same period for 1997. The increased sales reflect the increased volume from both the plastic and metal beverage container operations, partially offset by lower sales from the aerospace and technologies segment.

Net earnings available to common shareholders of $18.3 million, or 60 cents per share, for the second quarter of 1998 included a pretax charge of $4.0 million ($2.4 million after tax or eight cents per share) for the relocation of the Company's corporate office. Net earnings available to common shareholders of $20.1 million, or 67 cents per share for the second quarter of 1997 included a net after-tax gain of $5.4 million, or 18 cents per share, largely the result of the sale of an interest in a technology business and recognition of certain research and development tax credits. Excluding these, on a comparable basis, earnings from operations for the quarter rose from 49 cents per share in 1997 to 68 cents per share in 1998, an increase of 39 percent.

For the first half of 1998, earnings available to common shareholders were $22.9 million, or 76 cents per share, including an after-tax charge of $6.3 million, or 21 cents per share, for costs incurred in connection with the relocation of the corporate headquarters. In the first half of 1997, earnings were $26.4 million, or 87 cents per share, including a net after-tax gain of $7.8 million, or 25 cents per share, largely attributable to the sale of the interest in the technology business and to the tax credits.

In February 1998, Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. The total cost of the headquarters relocation is estimated to be approximately $20 million ($12.2 million after tax or 40 cents per share). Generally accepted accounting principles do not permit financial statement recognition of certain costs, such as employee relocation, until they are incurred. Therefore the Company recorded pretax charges of $6.3 million ($3.8 million after tax or 13 cents per share) and $4.0 million ($2.4 million after tax or eight cents per share) for costs paid or incurred in the first and second quarters of 1998, respectively, and to reflect the estimated net realizable values of certain properties and assets in Muncie, Indiana, the previous location of the corporate headquarters. It is anticipated that the remainder of the relocation costs will be recorded and paid largely in the second half of 1998.

The Company sold its investment in a technology business in the first half of 1997. The first and second quarters of 1997 included pretax gains of $1.2 million ($0.7 million after tax or two cents per share) and $10.5 million ($6.4 million after tax or 21 cents per share), respectively.

In the second quarter of 1997, the Company recorded a pretax charge of $3.0 million ($1.8 million after tax or six cents per share) to close a small PET container manufacturing plant in connection with the acquisition of certain PET container manufacturing assets.

Interest and Taxes
Consolidated interest expense for the second quarter and the first half of 1998 was $13.4 million and $26.1 million, respectively, compared to $15.4 million and $25.3 million, for the same periods of 1997, respectively. The second quarter decrease is largely attributable to a decrease in the average level of short-term borrowings. Interest expense increased slightly for the six month period primarily resulting from higher 1998 interest rates, partially offset by a decrease in the average level of short-term borrowings outstanding.

Ball's consolidated effective income tax rate was 42.1 percent for the second quarter of 1998 compared to 39.8 percent for the 1997 second quarter. For the first half of 1998, the effective tax rate was 43.6 percent compared to 37.7 percent for 1997. The lower 1997 effective tax rates reflect a reduction in taxes attributable to creditable costs of U.S. research and development of $1.7 million (five cents per share) and $0.8 million (three cents per share) for the first and second quarters, respectively. Excluding the tax credits, the consolidated effective income tax rates for the second quarter and first half of 1997 would have been 42.5 percent and 43.9 percent, respectively.

Results of Equity Affiliates
Equity in earnings of affiliates for the second quarter of 1998 were $0.8 million compared to $0.5 million for the 1997 second quarter. For the six month periods, equity in earnings of affiliates were $0.5 million and a loss of $0.4 million for 1998 and 1997, respectively. Equity earnings in affiliates are largely attributable to equity investments in China, Thailand and Brazil. Since a change in Thailand's monetary policy in early July 1997, the Thai baht has depreciated significantly versus the U.S. dollar. Since the end of the first quarter, the Thai baht has strengthened against the U.S. dollar, such that the first quarter loss has been offset. However, the Thai baht remains volatile, and there can be no assurance that the current trend will continue. Results for 1997, include the effects of costs for start-up operations in Brazil, Thailand and China, as well as lower earnings from certain equity affiliates reflecting the market softness in China which continues in 1998.

Business Segments
Packaging
Packaging segment net sales were $562.0 million for the second quarter of 1998 compared to $540.3 million in the second quarter of 1997. Six month period net sales were $1,023.1 million and $922.3 million for 1998 and 1997, respectively. Segment operating earnings for the three month period of 1998 increased from 1997 largely as a result of improved earnings both within the North American metal beverage business and the plastic container operations. Segment operating earnings increased in the six month period of 1998 compared to the same period of 1997 as a result of improved earnings within the combined North American metal food and beverage container businesses and reduced operating losses within the plastic container business resulting from improved operating efficiencies, both partially offset by lower results within FTB packaging operations.

Within the packaging segment, sales in the combined North American metal container business increased 3.5 percent and 6.3 percent for the three and six month periods, respectively. The increase in sales resulted from higher shipments of metal beverage containers in both 1998 periods, which were partially offset by lower second quarter shipments within the metal food container business, due in large part, to reduced salmon can volumes. The lower metal food can shipments also resulted in lower second quarter operating earnings. However, year-to-date 1998 sales for the metal food can business remained at a higher level than the prior year due to the strong first quarter shipments. Operating earnings for the six month period in both the North American metal food and beverage container businesses increased compared to 1997, due in part to improved operating efficiencies and increased shipments.

Plastic container sales for the six months represented approximately nine percent of consolidated 1998 net sales compared to five percent in 1997. The 1998 second quarter plastic container operations were significantly improved over the same period in 1997. The business operated at a loss for the 1998 year-to-date period, though at a significantly reduced level from 1997. Costs associated with the start-up of new plants in Iowa and New Jersey contributed to the operating loss in 1997. Ball acquired certain manufacturing assets of Brunswick Container in early July 1997 and began supplying PET bottles to the Honickman Group of bottling companies under a multi-year contract.

Sales within Ball's FTB Packaging operations increased for the first half of 1998 compared to the same period of 1997. Sales during the 1998 second quarter decreased from the second quarter of 1997, while operating earnings increased from 1997. Year-to-date operating losses for 1998 continue to reflect the soft metal beverage container market in China, as well as lower pricing resulting from the current supply/demand imbalance in that area.

Aerospace and Technologies
Sales in the aerospace and technologies segment for the second quarter and six month periods of 1998 decreased to $83.6 million and $172.2 million, respectively, compared to $103.4 million and $201.2 million in 1997. The sales reduction from 1997 to 1998 reflects, in large part, reduced activity in connection with a classified program and the unusually strong demand in 1997 for certain telecommunications equipment and related products. Demand for those products in 1998 returned to more normal levels. Operating earnings also decreased in 1998 compared to 1997, reflecting both the effects of lower 1998 sales and a strong demand for certain higher margin telecommunications equipment in 1997, including one-time early delivery incentives earned. Backlog at the end of June 1998 was approximately $352 million compared to approximately $267 million at December 31, 1997, and $310 million at the end of the June 1997. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in 1998 of $72.3 million improved significantly compared to 1997, due in part to a reduction in the amount of cash used for normal seasonal working capital requirements and higher depreciation. Capital spending of $37.7 million in the first six months of 1998 is below depreciation of $60.6 million. Total 1998 capital spending is expected to be approximately $95 million.

Total debt was $785.0 million at June 28, 1998 compared to $773.1 million at December 31, 1997. Debt-to-total capitalization ratio was 53.0 percent at both June 28, 1998 and December 31, 1997.

In the U.S., the Company has committed revolving credit agreements totaling $320 million consisting of a five-year facility for $150 million and 364-day facilities for $170 million. Simultaneous with the Reynolds transaction, the Company will refinance certain currently outstanding debt at favorable rates. The Company has a Canadian dollar 364-day credit facility available for committed short-term funds of approximately $50 million at June 1998. At quarter end, approximately $14.3 million was outstanding related to this program. The Company also has short-term uncommitted credit facilities in the U.S. of approximately $326 million, and, in Asia, FTB Packaging, including M.C. Packaging, had short-term uncommitted credit facilities of approximately $251 million at the end of the 1998 second quarter. At June 28, 1998, the Company has $162.5 million and $164.6 million outstanding under these facilities, respectively.

The Company has a receivable sale agreement which provides for the ongoing, revolving sale of up to $75.0 million of a designated pool of trade accounts receivable of Ball's domestic packaging businesses. Net funds received under this agreement and a similar agreement in the prior year totaled $65.9 million and $66.5 million as of June 28, 1998 and June 29, 1997, respectively. Fees related to this agreement for the three and six month periods of 1998 were $1.0 million and $1.9 million, respectively, and $0.9 million and $1.8 million for the same periods in 1997. These fees are a component of general and administrative expenses.


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

The Company has recognized its share of exchange gains and losses primarily related to U.S. dollar denominated debt held by its 40 percent equity affiliate in Thailand. The Company also has U.S. dollar denominated debt in China, and in Brazil, through its 50 percent owned affiliate. In addition, Ball has other U.S. dollar denominated assets and liabilities outside the U.S. which are subject to exchange rate fluctuations.

The Company was not in default of any loan agreement at June 28, 1998, and has met all payment obligations. M.C. Packaging was, however, in noncompliance with certain financial ratio provisions under a fixed term loan agreement, of which approximately $34 million was outstanding at quarter end. Effective August 4, 1998, the fixed term loan agreement was amended. The amendment resulted in a waiver of the previously reported covenant noncompliance issues.

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

As is commonly known, there is a potential issue facing many companies today regarding the ability of information systems to accommodate the year 2000. Ball is evaluating its information systems and believes that all critical systems can, or will be able to, accommodate the coming century, without material adverse effect on the Company's financial condition, results of operations, capital spending or competitive position.

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

FORWARD-LOOKING STATEMENTS

The Company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the Company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions, and the development of certain domestic and international markets. Some factors that could cause the Company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; the weather; fuel costs and availability; regulatory action; federal and state legislation; interest rates; labor strikes; maintenance and capital expenditures; local economic conditions; the authorization and control over the availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of the satellite launches and business of EarthWatch; the devaluation of international currencies; and the ability to obtain adequate credit resources for foreseeable financing requirements of the Company's businesses; the inability of the Company to achieve year 2000 compliance; the ability of the Company to acquire other businesses. If the Company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the Company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ending June 28, 1998.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending June 28, 1998.


Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending June 28, 1998.


Item 4.  Submission of matters to a vote of security holders

The Company held the Annual Meeting of Shareholders on April 22, 1998. Matters voted upon by proxy were: the election of three directors for three-year terms expiring in 2001; and, the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for 1998. The results of the vote are as follows:

                        For       Against/Withheld   Abstained/Broker Non-Vote
                        ---       ----------------   -------------------------

Election of directors for terms
expiring in 2001:

Frank A. Bracken     28,879,070       362,639                   --

John F. Lehman       28,105,762     1,135,947                   --

George A. Sissel     28,857,490       384,219                   --


Appointment of PricewaterhouseCoopers
   LLP as independent accountants
   for 1998
                     28,564,244       117,412                 96,453

Item 5.  Other information

Shareholders should be advised that under Rule 14a-4(c)(1) that where a shareholder has not sought inclusion of a proposal in the Company's Proxy Statement, that if a shareholder fails to notify the Company at least forty-five
(45)  days  prior  to the  month  and day of  mailing  the  prior  year's  Proxy
Statement, then the management proxies would be allowed to use their discretionary voting authority, if such proposal is raised at the Annual Meeting, without any discussion of the matter in the Proxy Statement. The Company's prior year Proxy Statement was mailed on March 16, 1998. Therefore, any proposals must be received by the Company forty-five (45) days prior to that date, or by January 30, 1999.

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

          27.1  Financial Data Schedule
          99.1 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K filed July 29, 1998, reporting under Item 5 an announcement by Ball Corporation and Reynolds Metals Company which stated that the Hart-Scott-Rodino waiting period regarding Ball's purchase of Reynolds' North American aluminum beverage can and end assets expired on July 21, 1998.

         A Current Report on Form 8-K filed June 12, 1998, reporting under Item 5 an announcement by Ball Corporation and Reynolds Metals Company which stated that the previously announced agreements by which Ball will purchase substantially all of Reynolds' global beverage can business will not include Reynolds' 34.9 percent interest in Latas de Aluminio S.A, a South American beverage can manufacturer.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:   /s/  R. David Hoover
      ----------------------
      R. David Hoover
      Vice Chairman
         and Chief Financial Officer


Date: August 12, 1998

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  June 28, 1998


                                  EXHIBIT INDEX

           Description                                   Exhibit
           -----------                                   -------



Financial Data Schedule (Filed herewith.)                EX-27.1

Safe Harbor Statement Under the Private Securities
  Litigation Reform Act of 1995, as amended.
  (Filed herewith.)
                                                         EX-99.1