Form 10-Q
period 1998-09-27
BALL CORP
filed 1998-11-05
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at October 25, 1998
       -------------                      -------------------------------
       Common Stock,
     without par value                            30,818,526  shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                     For the period ended September 27, 1998



                                      INDEX



                                                                   Page Number
                                                                  --------------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of
             Income for the three and nine month periods
             ended September 27, 1998 and September 28, 1997             3

          Unaudited Condensed Consolidated Balance Sheet at
             September 27, 1998 and December 31, 1997                    4

          Unaudited Condensed Consolidated Statement of
             Cash Flows for the nine month periods ended
             September 27, 1998 and September 28, 1997                   5

          Notes to Unaudited Condensed Consolidated Financial
             Statements                                                  6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        17

PART II.  OTHER INFORMATION                                             24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                   Three months ended                Nine months ended
                                             --------------------------------  -------------------------------
                                              September 27,    September 28,    September 27,   September 28,
                                                  1998             1997              1998            1997
                                             ---------------- ---------------  --------------- ---------------
  Net sales                                     $   859.2        $   690.2        $  2,054.5      $  1,813.7
                                             ---------------- ---------------  --------------- ---------------

  Costs and expenses
    Cost of sales                                   757.3            605.2           1,817.3         1,609.6
    General and administrative expenses              34.6             28.2              88.4            82.8
    Selling and product development expenses          5.0              3.9              15.0            12.8
    Relocation costs                                  4.7             --                15.0            --
    Net gain on dispositions                         --               --                --              (8.7)
    Interest expense                                 22.4             14.3              48.5            39.6
                                             ---------------- ---------------  --------------- ---------------
                                                    824.0            651.6           1,984.2         1,736.1
                                             ---------------- ---------------  --------------- ---------------

  Income before taxes on income                      35.2             38.6              70.3            77.6

  Provision for taxes on income                     (12.1)           (14.1)            (27.4)          (28.8)
  Minority interests                                  1.1             (0.1)              5.1             3.8
  Equity in earnings (losses) of affiliates           0.7             (1.7)              1.2            (2.1)
                                             ---------------- ---------------  --------------- ---------------

  Net income before extraordinary item               24.9             22.7              49.2            50.5
  Extraordinary loss from early debt
    extinguishment, net of tax                      (12.1)            --               (12.1)           --
                                             ---------------- ---------------  --------------- ---------------
  Net income                                         12.8             22.7              37.1            50.5
  Preferred dividends, net of tax benefit            (0.7)            (0.7)             (2.1)           (2.1)
                                             ---------------- ---------------  --------------- ---------------
  Earnings attributable to common
    shareholders                                $    12.1        $    22.0        $     35.0      $     48.4
                                             ================ ===============  =============== ===============

  Net earnings per common share:
    Net income before extraordinary item        $    0.80        $    0.73        $     1.55      $     1.60
    Extraordinary loss from early debt
      extinguishment, net of tax                    (0.40)           --                (0.40)          --
                                             ---------------- ---------------  --------------- ---------------
    Earnings per common share                   $    0.40        $    0.73        $     1.15      $     1.60
                                             ================ ===============  =============== ===============

  Diluted earnings per share:
    Net income before extraordinary item        $    0.75        $    0.68        $     1.46      $     1.51
    Extraordinary loss from early debt
      extinguishment, net of tax                    (0.37)           --                (0.37)          --
                                             ---------------- ---------------  --------------- ---------------
    Diluted earnings per share                  $    0.38        $    0.68        $     1.09      $     1.51
                                             ================ ===============  =============== ===============

  Cash dividends declared per common share      $    0.15        $    0.15        $     0.45      $     0.45
                                             ================ ===============  =============== ===============



See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)

                                                                                September 27,          December 31,
                                                                                    1998                   1997
                                                                             ------------------    -------------------
ASSETS
Current assets
  Cash and temporary investments                                              $        34.0          $        25.5
  Accounts receivable, net                                                            480.0                  301.4
  Inventories, net
    Raw materials and supplies                                                        150.5                  184.9
    Work in process and finished goods                                                290.1                  228.4
  Deferred income tax benefits and prepaid expenses                                    56.2                   57.9
                                                                             ------------------     ------------------
  Total current assets                                                              1,010.8                  798.1
                                                                             ------------------     ------------------

Property, plant and equipment, at cost                                              2,004.2                1,556.1
Accumulated depreciation                                                             (709.5)                (636.6)
                                                                             ------------------     ------------------
                                                                                    1,294.7                  919.5
                                                                             ------------------     ------------------

Investment in affiliates                                                               74.7                   74.5
Goodwill, net                                                                         519.2                  194.8
Other assets                                                                          143.8                  103.2
                                                                             ------------------     ------------------
                                                                              $     3,043.2          $     2,090.1
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                      $       204.8          $       407.0
   Accounts payable                                                                   407.6                  258.6
   Salaries and wages                                                                  85.4                   78.3
   Other current liabilities                                                          114.6                   93.9
                                                                             ------------------     ------------------
     Total current liabilities                                                        812.4                  837.8
                                                                             ------------------     ------------------

Noncurrent liabilities
   Long-term debt                                                                   1,259.9                  366.1
   Deferred income taxes                                                               20.7                   60.5
   Employee benefit obligations and other                                             249.8                  139.8
                                                                             ------------------     ------------------
     Total noncurrent liabilities                                                   1,530.4                  566.4
                                                                             ------------------     ------------------

Contingencies
Minority interests                                                                     35.7                   51.7
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                           59.4                   59.9
   Unearned compensation - ESOP                                                       (33.6)                 (37.0)
                                                                             ------------------     ------------------
     Preferred shareholder's equity                                                    25.8                   22.9
                                                                             ------------------     ------------------

   Common stock (issued 34,676,545 shares - 1998;
     33,759,234 shares - 1997)                                                        362.1                  336.9
   Retained earnings                                                                  423.6                  402.3
   Accumulated other comprehensive loss                                               (29.1)                 (22.8)
   Treasury stock, at cost (3,874,847 shares - 1998;
     3,539,574 shares - 1997)                                                        (117.7)                (105.1)
                                                                             ------------------     ------------------
     Common shareholders' equity                                                      638.9                  611.3
                                                                             ------------------     ------------------
        Total shareholders' equity                                                    664.7                  634.2
                                                                             ------------------     ------------------
                                                                              $     3,043.2          $     2,090.1
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                       Nine months ended
                                                                           ------------------------------------------
                                                                              September 27,          September 28,
                                                                                  1998                   1997
                                                                           -------------------    -------------------

Cash flows from operating activities
   Net income                                                                  $   37.1               $   50.5
   Reconciliation of net income to net cash provided by
      operating activities:
     Depreciation and amortization                                                105.3                   86.0
     Relocation costs                                                               8.0                   --
     Other, net                                                                     1.2                   (1.0)
     Changes in working capital components,
        excluding effect of acquisitions                                           48.4                  (61.4)
                                                                           -------------------    -------------------
       Net cash provided by operating activities                                  200.0                   74.1
                                                                           -------------------    -------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                     (51.7)                 (83.5)
   Acquisition of Reynolds' net assets, including transaction and other
     costs, net of cash acquired                                                 (794.3)                  --
   Acquisition of M. C. Packaging, net of cash acquired                            --                   (159.4)
   Acquisition of PET manufacturing assets                                         --                    (40.4)
   Investments in and advances to affiliates                                       (0.9)                 (14.2)
   Proceeds from sale of equity investment                                          1.1                   26.2
   Net cash from company-owned life insurance                                       1.4                   14.0
   Other, net                                                                      (5.5)                  11.2
                                                                           -------------------    -------------------
       Net cash used in investing activities                                     (849.9)                (246.1)
                                                                           -------------------    -------------------

Cash flows from financing activities
   Net change in long-term debt                                                   844.9                  (45.9)
   Net change in short-term debt                                                 (148.3)                 102.5
   Debt issuance costs                                                            (28.9)                  --
   Common and preferred dividends                                                 (15.9)                 (16.1)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                       25.2                   15.6
   Acquisitions of treasury stock                                                 (12.6)                 (25.8)
   Other, net                                                                      (6.0)                   0.6
                                                                           -------------------    -------------------
       Net cash provided by financing activities                                  658.4                   30.9
                                                                           -------------------    -------------------

Net increase (decrease) in cash                                                     8.5                 (141.1)
Cash and temporary investments:
   Beginning of period                                                             25.5                  169.2
                                                                           ===================    ===================
   End of period                                                               $   34.0               $   28.1
                                                                           ===================    ===================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
September 27, 1998

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

New Accounting Standards.
Effective  January 1, 1998,  Ball  adopted  Statement  of  Financial  Accounting
Standards   (SFAS)  No.  130,   "Reporting   Comprehensive   Income."   See  the
"Shareholders' Equity" note for information regarding SFAS No. 130.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and is effective for Ball in the 1998 year-end reporting. Interim reporting under this pronouncement will be effective for Ball in 1999.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes disclosure requirements for pensions and other postretirement benefit plans and will be effective for Ball in the 1998 year-end reporting. This statement does not affect the measurement or recognition of such plans.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," essentially requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. The statement will be effective for Ball in 2000. The effect, if any, of adopting this standard has not yet been determined.

Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use and is effective for Ball in 1999. The effect, if any, of adopting this standard has not yet been determined.

SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred and is effective for Ball in 1999. The effect, if any, of adopting this standard has not yet been determined.

Acquisitions and Related Debt Refinancing.
On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the domestic beverage can manufacturing business of Reynolds Metals Company (Reynolds) for a total purchase price of approximately $745.4 million, subject to certain adjustments. The acquisition of Reynolds has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition.

The assets acquired consist largely of 16 plants in 12 states and Puerto Rico, as well as a headquarters facility in Richmond, Virginia. The Company has announced that it will close the Richmond facility and consolidate headquarters operations at its offices near Denver, Colorado. In addition, the Company is assessing possible further integration opportunities and has initially recorded a $52.0 million liability, before tax effects, as a part of the valuation process. Upon finalization of the plan, adjustments to the liability will be reflected in the allocation of the purchase price.

In connection with the acquisition, the Company refinanced approximately $521.9 million of its existing debt and, as a result, recorded an extraordinary charge from the early extinguishment of debt of approximately $12.1 million (40 cents per share), net of related income tax benefit.

The acquisition and the refinancing, including related costs, were financed with a placement of $300.0 million in 7.75% Senior Notes, $250.0 million in 8.25% Senior Subordinated Notes and approximately $808.2 million from a Senior Credit Facility.

The Senior Notes, which are due August 1, 2006, are unsecured, rank senior to the Company's subordinated debt and are guaranteed on a senior basis by certain of the Company's domestic subsidiaries (see the "Subsidiary Guarantees of Debt" note). The Senior Subordinated Notes, which are due August 1, 2008, are also unsecured, rank subordinate to existing and future senior debt of the Company and are guaranteed by certain subsidiaries of the Company (see the "Subsidiary Guarantees of Debt" note). Both note agreements contain certain covenants and restrictions including, among other things, restrictions on the incurrence of additional indebtedness and the payment of dividends.

The Company will offer to exchange the Senior Notes and the Senior Subordinated Notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they will be exchanged except that the new notes will be registered under the Securities Act of 1933, as amended, and therefore will not be subject to certain restrictions on transfer except as described in the Prospectus. The note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended.

The Senior Credit Facility is comprised of three separate facilities, two term loans and a revolving credit facility. The first term loan provides the Company with up to $350.0 million and matures in August, 2004. The second term loan provides the Company with up to $200.0 million and matures in March, 2006. Both term loans are payable in quarterly installments beginning in March, 1999. The revolving credit facility provides the Company with up to $650.0 million, of which $150.0 million is available for a period of 364 days, renewable for another 364 days from the current termination date at the option of the Company and the participating lenders. The remainder is comprised of letters of credit with an expiration date of up to one year and revolving loans which mature in August, 2004. The Senior Credit Facility bears interest at variable rates, is guaranteed by certain subsidiaries of the Company (see the "Subsidiary Guarantees of Debt" note) and contains certain covenants and restrictions including, among other things, restrictions on the incurrence of additional indebtedness and the payment of dividends. In addition, all amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock of the Company's direct and indirect majority-owned domestic subsidiaries and (2) a pledge of 65 percent of the stock of certain foreign subsidiaries.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Reynolds had occurred as of January 1, 1997. The pro forma consolidated results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of the results that may be obtained in the future:

                                                   Nine months ended
                                       -----------------------------------------
(in millions of dollars except           September 27,          September 28,
   per share amounts)                        1998                   1997
                                       ------------------    -------------------
Net sales                               $     2,826.0         $     2,741.4
Net income                                       48.1                  41.0
Net earnings attributable to
    common shareholders                          46.0                  38.9
Earnings per common share                        1.52                  1.29
Diluted earnings per share                       1.43                  1.22

During 1998, FTB Packaging Limited purchased substantially all of the remaining direct and indirect minority interest in M.C. Packaging (Hong Kong) Limited which represented less than ten percent of the outstanding shares of M.C. Packaging (Hong Kong) Limited.


Subsidiary Guarantees of Debt.
The Senior Notes and the Senior Subordinated Notes issued in conjunction with the Reynolds acquisition (see the "Acquisitions and Related Debt Refinancing" note) are guaranteed by certain of the Company's domestic, wholly owned subsidiaries on a full, unconditional, and joint and several basis. The following is summarized condensed consolidating financial information for the Company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 27, 1998 and December 31, 1997 and for the nine-month periods ended September 27, 1998 and September 28, 1997 (in millions of dollars).

                                                                  CONSOLIDATED BALANCE SHEET
                                         -----------------------------------------------------------------------------
                                                                      September 27, 1998
                                         -----------------------------------------------------------------------------
                                              Ball         Guarantor     Non-Guarantor     Eliminating   Consolidated
                                          Corporation    Subsidiaries    Subsidiaries      Adjustments       Total
                                         -------------  -------------- ----------------  -------------- --------------
  ASSETS
  Current assets
    Cash and temporary investments        $    10.5      $     0.4      $     23.1        $     --       $     34.0
    Accounts receivable, net                    4.4          389.0            86.6              --            480.0
    Inventories, net
      Raw materials and supplies               --             92.2            58.3              --            150.5
      Work in process and finished goods       --            239.7            50.4              --            290.1
    Deferred income tax benefits and
      prepaid expenses                        (16.3)          60.4            12.1              --             56.2
                                         -------------  -------------- ----------------  -------------- --------------
      Total current assets                     (1.4)         781.7           230.5              --          1,010.8
                                         -------------  -------------- ----------------  -------------- --------------
  Property, plant and equipment, at cost       38.3        1,510.9           455.0              --          2,004.2
  Accumulated depreciation                    (22.8)        (580.0)         (106.7)             --           (709.5)
                                         -------------  -------------- ----------------  -------------- --------------
                                               15.5          930.9           348.3              --          1,294.7
                                         -------------  -------------- ----------------  -------------- --------------
  Investment in subsidiaries                1,281.2           --              --            (1,281.2)          --
  Investment in affiliates                      2.8            2.7            69.2              --             74.7
  Goodwill, net                                --            369.2           150.0              --            519.2
  Other assets                                 80.3           44.4            19.1              --            143.8
                                         =============  ============== ================  ============== ==============
                                          $ 1,378.4      $ 2,128.9      $    817.1        $ (1,281.2)    $  3,043.2
                                         =============  ============== ================  ============== ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Short-term debt and current portion
      of long-term debt                   $    69.1      $    --        $    135.7        $     --       $    204.8
    Accounts payable                           62.5          292.4            52.7              --            407.6
    Salaries and wages                         11.6           65.4             8.4              --             85.4
    Other current liabilities                 (22.9)          88.1            49.4              --            114.6
                                        -------------  -------------- ----------------  -------------- --------------
      Total current liabilities               120.3          445.9           246.2              --            812.4
                                        -------------  -------------- ----------------  -------------- --------------
  Noncurrent liabilities
    Long-term debt                          1,220.8           10.3            28.8              --          1,259.9
    Intercompany borrowings                  (728.1)         639.2            88.9              --             --
    Deferred income taxes                       7.9          (30.3)           43.1              --             20.7
    Employee benefit obligations and
      other                                    92.8          143.3            13.7              --            249.8
                                        -------------  -------------- ----------------  -------------- --------------
      Total noncurrent liabilities            593.4          762.5           174.5              --          1,530.4
                                        -------------  -------------- ----------------  -------------- --------------

  Contingencies
  Minority interests                           --             --              35.7              --             35.7
                                        -------------  -------------- ----------------  -------------- --------------
  Shareholders' equity
    Series B ESOP Convertible Preferred
      Stock                                    59.4           --              --                --             59.4
    Convertible preferred stock                --             --             169.8            (169.8)          --
    Unearned compensation - ESOP              (33.6)          --              --                --            (33.6)
                                        -------------  -------------- ----------------  -------------- --------------
      Preferred shareholders' equity           25.8           --             169.8            (169.8)          25.8
                                        -------------  -------------- ----------------  -------------- --------------

    Common stock (34,676,545 shares
      issued)                                 362.1          821.9           188.0          (1,009.9)         362.1
    Retained earnings                         423.6          100.7            26.2            (126.9)         423.6
    Accumulated other comprehensive loss      (29.1)          (2.1)          (23.3)             25.4          (29.1)
    Treasury stock, at cost (3,874,847
      shares)                                (117.7)          --              --                --           (117.7)
                                        -------------  -------------- ----------------  -------------- --------------
      Common shareholders' equity             638.9          920.5           190.9          (1,111.4)         638.9
                                        -------------  -------------- ----------------  -------------- --------------
         Total shareholders' equity           664.7          920.5           360.7          (1,281.2)         664.7
                                        -------------  -------------- ----------------  -------------- --------------
                                          $ 1,378.4      $ 2,128.9      $    817.1        $ (1,281.2)    $  3,043.2
                                        =============  ============== ================  ============== ==============

                                                                 CONSOLIDATED BALANCE SHEET
                                        -----------------------------------------------------------------------------
                                                                       December 31, 1997
                                        -----------------------------------------------------------------------------
                                             Ball         Guarantor     Non-Guarantor     Eliminating   Consolidated
                                         Corporation    Subsidiaries    Subsidiaries      Adjustments       Total
                                        -------------  -------------- ----------------  -------------- --------------
  ASSETS
  Current assets
    Cash and temporary investments        $     4.2      $     0.5      $     20.8        $     --       $     25.5
    Accounts receivable, net                    2.8          191.5           107.1              --            301.4
    Inventories, net
      Raw materials and supplies               --            113.5            71.4              --            184.9
      Work in process and finished goods       --            161.1            67.3              --            228.4
    Deferred income tax benefits and
      prepaid expenses                        (22.0)          62.9            17.0              --             57.9
                                        -------------  -------------- ----------------  -------------- --------------
      Total current assets                    (15.0)         529.5           283.6              --            798.1
                                        -------------  -------------- ----------------  -------------- --------------
  Property, plant and equipment, at cost       36.6        1,049.6           469.9              --          1,556.1
  Accumulated depreciation                    (21.7)        (525.3)          (89.6)             --           (636.6)
                                        -------------  -------------- ----------------  -------------- --------------
                                               14.9          524.3           380.3              --            919.5
                                        -------------  -------------- ----------------  -------------- --------------
  Investment in subsidiaries                1,094.0           --              --            (1,094.0)          --
  Investment in affiliates                      5.1           --              69.4              --             74.5
  Goodwill, net                                --             50.0           144.8              --            194.8
  Other assets                                 53.4           34.4            15.4              --            103.2
                                        =============  ============== ================  ============== ==============
                                          $ 1,152.4      $ 1,138.2      $    893.5        $ (1,094.0)    $  2,090.1
                                        =============  ============== ================  ============== ==============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Short-term debt and current portion
      of long-term debt                   $    93.4      $    39.1      $    274.5        $     --       $    407.0
    Accounts payable                            7.1          179.4            72.1              --            258.6
    Salaries and wages                         16.1           55.2             7.0              --             78.3
    Other current liabilities                 (39.2)          85.4            47.7              --             93.9
                                        -------------  -------------- ----------------  -------------- --------------
      Total current liabilities                77.4          359.1           401.3              --            837.8
                                        -------------  -------------- ----------------  -------------- --------------
  Noncurrent liabilities
    Long-term debt                             46.5          294.1            25.5              --            366.1
    Intercompany borrowings                   302.7         (364.2)           61.5              --             --
    Deferred income taxes                       7.3           10.4            42.8              --             60.5
    Employee benefit obligations and
      other                                    84.3           42.0            13.5              --            139.8
                                        -------------  -------------- ----------------  -------------- --------------
      Total noncurrent liabilities            440.8          (17.7)          143.3              --            566.4
                                        -------------  -------------- ----------------  -------------- --------------

  Contingencies
  Minority interests                           --             --              51.7              --             51.7
                                        -------------  -------------- ----------------  -------------- --------------
  Shareholders' equity
    Series B ESOP Convertible Preferred
      Stock                                    59.9           --              --                --             59.9
    Convertible preferred stock                --             --              94.3             (94.3)          --
    Unearned compensation - ESOP              (37.0)          --              --                --            (37.0)
                                        -------------  -------------- ----------------  -------------- --------------
      Preferred shareholders' equity           22.9           --              94.3             (94.3)          22.9
                                        -------------  -------------- ----------------  -------------- --------------

    Common stock (33,759,234 shares
      issued)                                 336.9          756.1           188.0            (944.1)         336.9
    Retained earnings                         402.3           41.4            33.3             (74.7)         402.3
    Accumulated other comprehensive loss
                                              (22.8)          (0.7)          (18.4)             19.1          (22.8)
    Treasury stock, at cost (3,539,574
      shares)                                (105.1)          --              --                --           (105.1)
                                        -------------  -------------- ----------------  -------------- --------------
      Common shareholders' equity             611.3          796.8           202.9            (999.7)         611.3
                                        -------------  -------------- ----------------  -------------- --------------
         Total shareholders' equity           634.2          796.8           297.2          (1,094.0)         634.2
                                        -------------  -------------- ----------------  -------------- --------------
                                          $ 1,152.4      $ 1,138.2      $    893.5        $ (1,094.0)    $  2,090.1
                                        =============  ============== ================  ============== ==============

                                                              CONSOLIDATED STATEMENT OF INCOME
                                        -----------------------------------------------------------------------------
                                                        For the Nine Months Ended September 27, 1998
                                        -----------------------------------------------------------------------------
                                             Ball         Guarantor     Non-Guarantor     Eliminating   Consolidated
                                         Corporation    Subsidiaries    Subsidiaries      Adjustments       Total
                                        -------------  -------------- ----------------  -------------- --------------
  Net sales                               $    --        $ 1,886.2      $    355.2        $   (186.9)    $  2,054.5

  Costs and expenses
    Cost of sales                              --          1,684.9           319.3            (186.9)       1,817.3
    General and administrative expenses         1.1           60.6            26.7              --             88.4
    Selling and product development
      expenses                                 --             12.8             2.2              --             15.0
    Relocation costs                           15.0           --              --                --             15.0
    Interest expense                           36.5           (2.9)           14.9              --             48.5
    Equity in earnings of subsidiaries        (52.2)          --              --                52.2           --
    Corporate allocations                     (22.0)          22.0            --                --             --
                                        -------------  -------------- ----------------  -------------- --------------
                                              (21.6)       1,777.4           363.1            (134.7)       1,984.2
                                        -------------  -------------- ----------------  -------------- --------------

  Income (loss) before taxes on income         21.6          108.8            (7.9)            (52.2)          70.3
  Provision for taxes on income                16.4          (38.4)           (5.4)             --            (27.4)
  Minority interests                           --             --               5.1              --              5.1
  Equity in earnings (losses) of                0.1           --               1.1              --              1.2
    affiliates
                                        -------------  -------------- ----------------  -------------- --------------
  Net income (loss) before extraordinary
    item                                       38.1           70.4            (7.1)            (52.2)          49.2
  Extraordinary loss from early debt
    extinguishment, net of tax                 (1.0)         (11.1)           --                --            (12.1)
                                        -------------  -------------- ----------------  -------------- --------------
  Net income (loss)                            37.1           59.3            (7.1)            (52.2)          37.1
  Preferred dividends, net of tax benefit      (2.1)          --              --                --             (2.1)
                                        -------------  -------------- ----------------  -------------- --------------
  Earnings (loss) attributable to common
    shareholders                          $    35.0      $    59.3      $     (7.1)       $    (52.2)    $     35.0
                                        =============  ============== ================  ============== ==============

                                                              CONSOLIDATED STATEMENT OF INCOME
                                        -----------------------------------------------------------------------------
                                                          For the Nine Months Ended September 28, 1997
                                        -----------------------------------------------------------------------------
                                             Ball         Guarantor     Non-Guarantor     Eliminating   Consolidated
                                         Corporation    Subsidiaries    Subsidiaries      Adjustments       Total
                                        -------------  -------------- ----------------  -------------- --------------
  Net sales                               $    --        $ 1,635.9      $    391.0        $   (213.2)    $  1,813.7

  Costs and expenses
    Cost of sales                              --          1,476.3           346.5            (213.2)       1,609.6
    General and administrative expenses        (1.2)          64.4            19.6              --             82.8
    Selling and product development
      expenses                                 --             10.8             2.0              --             12.8
    Net gain on dispositions                   --             (8.7)           --                --             (8.7)
    Interest expense                           23.7           (0.5)           16.4              --             39.6
    Equity in earnings of subsidiaries        (49.4)          --              --                49.4           --
    Corporate allocations                     (19.3)          19.3            --                --             --
                                        -------------  -------------- ----------------  -------------- --------------
                                              (46.2)       1,561.6           384.5            (163.8)       1,736.1
                                        -------------  -------------- ----------------  -------------- --------------

  Income (loss) before taxes on income         46.2           74.3             6.5             (49.4)          77.6
  Provision for taxes on income                 4.2          (25.4)           (7.6)             --            (28.8)
  Minority interests                           --             --               3.8              --              3.8
  Equity in earnings (losses) of
    affiliates                                  0.1            1.0            (3.2)             --             (2.1)
                                        -------------  -------------- ----------------  -------------- --------------
  Net income (loss)                            50.5           49.9            (0.5)            (49.4)          50.5
  Preferred dividends, net of tax benefit      (2.1)          --              --                --             (2.1)
                                        -------------  -------------- ----------------  -------------- --------------

  Earnings (loss) attributable to common
    shareholders                          $    48.4      $    49.9      $     (0.5)       $    (49.4)    $     48.4
                                        =============  ============== ================  ============== ==============

                                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        -----------------------------------------------------------------------------
                                                         For the Nine Months Ended September 27, 1998
                                        -----------------------------------------------------------------------------
                                             Ball         Guarantor     Non-Guarantor     Eliminating   Consolidated
                                         Corporation    Subsidiaries    Subsidiaries      Adjustments       Total
                                        -------------  -------------- ----------------  -------------- --------------
  Cash flows from operating activities
    Net income (loss)                     $    37.1      $    59.3      $     (7.1)       $    (52.2)    $     37.1
    Reconciliation of net income (loss)
      to net cash provided by operating
      activities:
      Depreciation and amortization             2.2           78.7            24.4              --            105.3
      Relocation costs                          8.0           --              --                --              8.0
      Equity earnings of subsidiaries         (52.2)          --              --                52.2           --
      Other, net                                5.6            0.2            (4.6)             --              1.2
      Changes in working capital
         components, excluding effect of
         acquisitions                          51.4          (44.5)           41.5              --             48.4
                                        -------------  -------------- ----------------  -------------- --------------
         Net cash provided by (used in)
           operating activities                52.1           93.7            54.2              --            200.0
                                        -------------  -------------- ----------------  -------------- --------------

  Cash flows from investing activities
    Additions to property, plant and
      equipment                                (2.2)         (39.4)          (10.1)             --            (51.7)
    Acquisitions, net of cash acquired        (14.6)        (779.7)           --                --           (794.3)
    Investments in and advances to
      affiliates, net                      (1,074.9)       1,048.9            25.1              --             (0.9)
    Intercompany capital contributions
      and transactions                        (75.5)          --              75.5              --             --
    Proceeds from sale of equity
      investments                              --             --               1.1              --              1.1
    Net cash from company-owned life
      insurance                                 0.7            0.7            --                --              1.4
    Other, net                                 (0.1)          (1.4)           (4.0)             --             (5.5)
                                        -------------  -------------- ----------------  -------------- --------------
      Net cash provided by (used in)
         investing activities              (1,166.6)         229.1            87.6              --           (849.9)
                                        -------------  -------------- ----------------  -------------- --------------

  Cash flows from financing activities
    Net change in long-term debt            1,194.2         (322.9)          (26.4)             --            844.9
    Net change in short-term debt             (40.7)          --            (107.6)             --           (148.3)
    Debt issuance costs                       (28.9)          --              --                --            (28.9)
    Common and preferred dividends            (15.9)          --              --                --            (15.9)
    Net proceeds from issuance of common
      stock under various employee and
      shareholder plans                        25.2           --              --                --             25.2
    Acquisitions of treasury stock            (12.6)          --              --                --            (12.6)
    Other, net                                 (0.5)          --              (5.5)             --             (6.0)
                                        -------------  -------------- ----------------  -------------- --------------
      Net cash provided by (used in)
         financing activities               1,120.8         (322.9)         (139.5)             --            658.4
                                        -------------  -------------- ----------------  -------------- --------------

  Net increase (decrease) in cash               6.3           (0.1)            2.3              --              8.5
    Cash and temporary investments:
      Beginning of period                       4.2            0.5            20.8              --             25.5
                                        =============  ============== ================  ============== ==============
      End of period                       $    10.5      $     0.4      $     23.1        $     --       $     34.0
                                        =============  ============== ================  ============== ==============

                                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        -----------------------------------------------------------------------------
                                                          For the Nine Months Ended September 28, 1997
                                        -----------------------------------------------------------------------------
                                             Ball         Guarantor     Non-Guarantor     Eliminating   Consolidated
                                         Corporation    Subsidiaries    Subsidiaries      Adjustments       Total
                                        -------------  -------------- ----------------  -------------- --------------
  Cash flows from operating activities
    Net income (loss)                     $    50.5      $    49.9      $     (0.5)       $    (49.4)    $     50.5
    Reconciliation of net income (loss)
      to net cash provided by operating
      activities:
      Depreciation and amortization             1.1           63.4            21.5              --             86.0
      Equity earnings of subsidiaries         (49.4)          --              --                49.4           --
      Other, net                               (0.6)          (7.5)            7.1              --             (1.0)
      Changes in working capital
         components, excluding effect of
         acquisitions                          15.3          (72.8)           (3.9)             --            (61.4)
                                        -------------  -------------- ----------------  -------------- --------------
         Net cash provided by (used in)
           operating activities                16.9           33.0            24.2              --             74.1
                                        -------------  -------------- ----------------  -------------- --------------

  Cash flows from investing activities
    Additions to property, plant and
      equipment                                (2.8)         (51.9)          (28.8)             --            (83.5)
    Acquisitions, net of cash acquired         --            (40.4)         (159.4)             --           (199.8)
    Investments in and advances to
      affiliates, net                         (57.3)          79.8           (36.7)             --            (14.2)
    Intercompany capital contributions
      and transactions                       (185.5)          --             185.5              --             --
    Proceeds from sale of equity
      investments                              --             26.2            --                --             26.2
    Net cash from company-owned life
      insurance                                11.0            3.0            --                --             14.0
    Other, net                                 17.4          (14.6)            8.4              --             11.2
                                        -------------  -------------- ----------------  -------------- --------------
      Net cash provided by (used in)
         investing activities                (217.2)           2.1           (31.0)             --           (246.1)
                                        -------------  -------------- ----------------  -------------- --------------

  Cash flows from financing activities
    Net change in long-term debt               (0.4)         (35.1)          (10.4)             --            (45.9)
    Net change in short-term debt              73.0           --              29.5              --            102.5
    Common and preferred dividends            (16.2)          --               0.1              --            (16.1)
    Net proceeds from issuance of common
      stock under various employee and
      shareholder plans                        15.6           --              --                --             15.6
    Acquisitions of treasury stock            (25.8)          --              --                --            (25.8)
    Other, net                                 (0.9)          --               1.5              --              0.6
                                        -------------  -------------- ----------------  -------------- --------------
      Net cash provided by (used in)
         financing activities                  45.3          (35.1)           20.7              --             30.9
                                        -------------  -------------- ----------------  -------------- --------------

  Net increase (decrease) in cash            (155.0)          --              13.9              --           (141.1)
    Cash and temporary investments:
      Beginning of period                     159.6            0.5             9.1              --            169.2
                                        =============  ============== ================  ============== ==============
      End of period                       $     4.6      $     0.5      $     23.0        $     --       $     28.1
                                        =============  ============== ================  ============== ==============

Relocation Costs.
In February 1998, Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. The total cost of the headquarters relocation is estimated to be approximately $19.0 million ($11.5 million after tax or 38 cents per share). Generally accepted accounting principles do not permit financial statement recognition of certain costs, such as employee relocation, until they are paid or incurred. Therefore, the Company recorded pretax charges of $4.7 million ($2.9 million after tax or 9 cents per share) and $15.0 million ($9.1 million after tax or 30 cents per share), primarily for relocation costs paid or incurred in the three and nine month periods ended September 27, 1998, respectively. It is anticipated that the remainder of the relocation costs will be paid and recorded largely by the end of the year.

Dispositions.
The Company sold its equity investment in a technology business during the first half of 1997 and included a pretax gain of $11.7 million ($7.1 million after tax or 23 cents per share). In the second quarter of 1997, the Company recorded a pretax charge of $3.0 million ($1.8 million after tax or six cents per share) to close a small PET container manufacturing plant in connection with the acquisition of certain PET container manufacturing assets.

Shareholders' Equity.
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998 which requires the Company to report the changes in shareholders' equity from all sources during the period other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends). Although adoption of this standard has not resulted in any change to the historic basis of the determination of earnings or shareholders' equity, the comprehensive income components recorded under generally accepted accounting principles and previously included under the category "retained earnings" are displayed as "accumulated other comprehensive loss" within the unaudited condensed consolidated balance sheet. The composition of accumulated other comprehensive loss at September 27, 1998 and December 31, 1997 is primarily the cumulative adjustment for foreign currency translation and additional minimum pension liability.

Total comprehensive income for the three and nine month periods ended September 27, 1998 is $9.3 million and $30.8 million, respectively, and $21.1 million and $50.3 million, for the comparative periods of 1997, respectively. The difference between net income and comprehensive income is primarily the adjustment for foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,616,667 shares at September 27, 1998, and 1,635,410 shares at December 31, 1997.

Earnings Per Share.
The following table provides additional information on the computation of earnings per share amounts:

(Millions of dollars except                        Three months ended               Nine months ended
     per share amounts)                     -------------------------------  -------------------------------
                                             September 27,   September 28,    September 27,   September 28,
                                                 1998            1997             1998            1997
                                            --------------- ---------------  --------------- ---------------
   Earnings per Common Share
   Net income before extraordinary item        $   24.9        $   22.7          $  49.2         $  50.5
   Extraordinary loss from early debt
     extinguishment, net of tax                   (12.1)             --            (12.1)             --
                                            --------------- ---------------  --------------- ---------------
   Net income                                      12.8            22.7             37.1            50.5
   Preferred dividends, net of tax benefit         (0.7)           (0.7)            (2.1)           (2.1)
                                            =============== ===============  =============== ===============
   Net earnings attributable to common
     shareholders                              $   12.1        $   22.0          $  35.0         $  48.4
                                            =============== ===============  =============== ===============

   Weighted average common shares (000s)         30,505          30,135           30,345          30,263
                                            =============== ===============  =============== ===============

   Earnings per common share before
     extraordinary item                        $   0.80        $   0.73          $  1.55         $  1.60
   Extraordinary loss from early debt
     extinguishment, net of tax                   (0.40)             --            (0.40)             --
                                            =============== ===============  =============== ===============
   Earnings per common share                   $   0.40        $   0.73          $  1.15         $  1.60
                                            =============== ===============  =============== ===============

   Diluted Earnings per Share
   Net income before extraordinary item        $   24.9        $   22.7          $  49.2         $  50.5
   Extraordinary loss from early debt
     extinguishment, net of tax                   (12.1)             --            (12.1)             --
                                            --------------- ---------------  --------------- ---------------
   Net income                                      12.8            22.7             37.1            50.5
   Adjustment for deemed ESOP cash
     contribution in lieu of the ESOP
     Preferred dividend                            (0.5)           (0.6)            (1.6)           (1.6)
                                            =============== ===============  =============== ===============
   Net earnings attributable to common
     shareholders                              $   12.3        $   22.1          $  35.5         $  48.9
                                            =============== ===============  =============== ===============

   Weighted average common shares (000s)         30,505          30,135           30,345          30,263
   Effect of dilutive stock options                 292             228              246             114
   Common shares issuable upon conversion
     of the ESOP Preferred stock                  1,868           1,911            1,875           1,920
                                            =============== ===============  =============== ===============
   Weighted average shares applicable
     to diluted earnings per share               32,665          32,274           32,466          32,297
                                            =============== ===============  =============== ===============

   Earnings per common share before
     extraordinary item                        $   0.75        $   0.68          $  1.46         $  1.51
   Extraordinary loss from early debt
     extinguishment, net of tax                   (0.37)             --            (0.37)             --
                                            --------------- ---------------  --------------- ---------------
   Diluted earnings per share                  $   0.38        $   0.68          $  1.09         $  1.51
                                            =============== ===============  =============== ===============

Contingencies.
The Company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of its products, and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties, through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

The Company was not in default of any loan agreement at September 27, 1998, and has met all payment obligations.

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

ACQUISITIONS

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the domestic beverage can manufacturing business of Reynolds Metals Company (Reynolds) for a total purchase price of approximately $745.4 million, subject to certain adjustments. The acquisition of Reynolds has been accounted for as a purchase and, accordingly, its results of operations are included in the consolidated financial statements since the date of acquisition.

The assets acquired consist largely of 16 plants in 12 states and Puerto Rico, as well as a headquarters facility in Richmond, Virginia. The Company has announced that it will close the Richmond facility and consolidate headquarters operations at its offices near Denver, Colorado. In addition, the Company is assessing possible further integration opportunities and has initially recorded a $52.0 million liability, before tax effects, as a part of the valuation process. Upon finalization of the plan, adjustments to the liability will be reflected in the allocation of the purchase price.

During 1998, FTB Packaging Limited purchased substantially all of the remaining direct and indirect minority interest in M.C. Packaging (Hong Kong) Limited which represented less than ten percent of the outstanding shares of M.C. Packaging (Hong Kong) Limited.

RESULTS OF OPERATIONS

Consolidated Results
Consolidated net sales of $859.2 million for the third quarter of 1998 increased approximately 25 percent compared to the third quarter of 1997. For the first nine months of 1998, consolidated net sales were $2.1 billion, an increase of approximately 13 percent over the same period for 1997. The increase in sales resulted primarily from the acquisition of Reynolds. Excluding the effect of Reynolds, net sales for the first nine months of 1998 increased nearly five percent reflecting increased volume from both the plastic and metal beverage container operations, partially offset by lower sales from the aerospace and technologies segment.

Net earnings attributable to common shareholders (before extraordinary item) of $24.2 million, or 80 cents per share, for the third quarter of 1998 included a pretax charge of $4.7 million ($2.9 million after tax or nine cents per share) for the relocation of the Company's corporate office. Net earnings attributable to common shareholders were $22.0 million, or 73 cents per share, for the third quarter of 1997. Excluding the 1998 charges taken for the extraordinary item and the relocation, net earnings attributable to common shareholders increased 23 percent over the 1997 third quarter.

For the first nine months of 1998, earnings attributable to common shareholders (before extraordinary item) were $47.1 million, or $1.55 per share, including an after-tax charge of $9.1 million, or 30 cents per share, for costs incurred in connection with the relocation of the corporate headquarters. In the first nine months of 1997, earnings were $48.4 million, or $1.60 cents per share, including a net after-tax gain of $5.3 million, or 17 cents per share, largely attributable to the sale of the interest in a technology business.

In February 1998, Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. The total cost of the headquarters relocation is estimated to be $19.0 million ($11.5 million after tax or 38 cents per share). Generally accepted accounting principles do not permit financial statement recognition of certain costs, such as employee relocation, until they are paid or incurred. Therefore, the Company recorded pretax charges of $4.7 million ($2.9 million after tax or nine cents per share) and $15.0 million ($9.1 million after tax or 30 cents per share), primarily for relocation costs paid or incurred in the third quarter and first nine months of 1998, respectively. It is anticipated that the remainder of the relocation costs will be paid and recorded largely by the end of the year.

The Company sold its investment in a technology business during the first half of 1997 and included a pretax gain of $11.7 million ($7.1 million after tax or 23 cents per share). In the second quarter of 1997, the Company recorded a pretax charge of $3.0 million ($1.8 million after tax or six cents per share) to close a small PET container manufacturing plant in connection with the acquisition of certain PET container manufacturing assets.

Interest and Taxes
Consolidated interest expense for the third quarter and the first nine months of 1998 was $22.4 million and $48.5 million, respectively, compared to $14.3 million and $39.6 million, for the same periods of 1997, respectively. The increase in both periods is attributable to the additional debt associated with the Reynolds acquisition.

Ball's consolidated effective income tax rate was 34.4 percent for the third quarter of 1998 compared to 36.5 percent for the third quarter of 1997. For the first nine months of 1998, the effective tax rate was approximately 39 percent compared to 37.1 percent for 1997. The effective tax rates for the first nine months reflect a reduction in taxes attributable to creditable costs of U.S. research and development of $2.9 million (nine cents per share) and $2.5 million (eight cents per share) for 1998 and 1997, respectively. Excluding the tax credits, the consolidated effective income tax rates for the third quarter and first nine months of 1998 would have been 42.6 percent and 43.1 percent, respectively, and 40.3 percent for the first nine months of 1997, which largely reflect the tax effects of foreign operations.

Results of Equity Affiliates
Equity in earnings of affiliates for the third quarter of 1998 were $0.7 million compared to a loss of $1.7 million for the third quarter of 1997. For the nine month periods, equity in earnings of affiliates was $1.2 million and a loss of $2.1 million for 1998 and 1997, respectively. Equity earnings in affiliates are largely attributable to equity investments in China, Thailand and Brazil. The improved results in 1998 reflect the effects of the strengthening of the Thai baht and reduced start-up costs compared to 1997 when operations in Brazil, Thailand and China began. Although there has been improvement during 1998, the Thai baht remains volatile, and there can be no assurance that the current trend will continue. Both 1997 and 1998 results include lower earnings from certain equity affiliates reflecting the soft China market which are expected to continue throughout 1998.

Extraordinary Loss on Early Debt Extinguishment
In connection with the acquisition, the Company refinanced approximately $521.9 million of its existing debt and, as a result, recorded a pre-tax charge for early extinguishment of the debt of approximately $19.9 million ($12.1 million after tax or 40 cents per share).

Business Segments
Packaging
Packaging segment net sales were $772.8 million for the third quarter of 1998 compared to $588.0 million in the third quarter of 1997. Net sales for the nine month periods were $1,795.9 million and $1,510.3 million for 1998 and 1997, respectively. The increase in both periods reflects the acquisition of Reynolds. Segment operating earnings for the third quarter and the first nine months of 1998 increased from 1997 due to the additional earnings from the Reynolds business and improved earnings in the metal beverage and plastic container businesses which were partially offset by lower results within the metal food can business in North America and packaging operations in China.

Within the packaging segment, sales in the North American metal container business increased 40.4 percent and 19.3 percent for the three and nine month periods, respectively. Excluding the effect of the business acquired, sales increased 5.9 percent and 6.2 for the 1998 quarter and year-to-date periods, respectively, resulting from higher shipments of metal beverage and food containers in both periods. Increased metal beverage can operating earnings reflect the higher shipment levels as well as improved operating efficiencies. Metal food container operating earnings declined from 1997 results due in large part to reduced salmon can volumes (primarily the result of a government imposed ban on commercial salmon fishing) and the effects of a strike in a Canadian facility.

Plastic container sales as a percentage of consolidated sales increased to 8.3 percent in 1998 from 5.9 percent in 1997. The 1998 third quarter and year-to-date results of plastic container operations were significantly improved over the same periods in 1997 and included the first full-year of operations of an East Coast plant. Costs associated with the start-up of new plants in the eastern United States and the Midwest, and the closure of a small PET container manufacturing facility contributed to the operating loss in 1997. Ball acquired certain manufacturing assets in early July 1997 and began supplying PET bottles to an East Coast bottler under a multi-year contract.

Sales within Ball's FTB Packaging operations decreased for the three and nine month periods of 1998 compared to the same periods in 1997. Quarter and year-to-date earnings were also down from the prior year, due in large part to the effects on the marketplace of economic disruption in Asia. The unit sold a record number of cans during the quarter, but pricing remains under pressure due to excess manufacturing capacity in China. FTB has taken steps to substantially reduce its headquarters staffing and the Company is examining its operations in China in order to improve results there while maintaining its leading market position.

Aerospace and Technologies
Sales in the aerospace and technologies segment for the third quarter and first nine months of 1998 decreased to $86.4 million and $258.6 million, respectively, compared to $102.3 million and $303.3 million in 1997. The sales reduction from 1997 to 1998 reflects, in large part, reduced activity in connection with government programs and the unusually strong demand in the first half of 1997 for certain telecommunications equipment and related products. Demand for those products in 1998 returned to more normal levels. The operating earnings decrease in 1998 reflected the effect of lower sales in 1998 and the inclusion, in the first half of 1997, of one-time early delivery incentives earned in connection with telecommunication products. Backlog at the end of September 1998 was approximately $326.3 million compared to approximately $267 million at December 31, 1997, and $287 million at the end of the September 1997. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in 1998 of $200.0 million improved significantly compared to 1997, due in part to a reduction in the amount of cash used for normal seasonal working capital requirements and higher depreciation in connection with the Reynolds acquisition. Capital spending of $51.7 million in the first nine months of 1998 is below depreciation of $96.1 million. Total 1998 capital spending is expected to be approximately $97 million.

Primarily as a result of the Reynolds acquisition, total debt increased to $1,464.7 million at September 27, 1998 compared to $773.1 million at December 31, 1997. The debt-to-total capitalization ratio rose to 67.7 percent at September 27, 1998 from 53.0 percent at December 31, 1997.

In connection with the acquisition, the Company refinanced approximately $521.9 million of its existing debt and, as a result, recorded an extraordinary charge from the early extinguishment of debt of approximately $12.1 million (40 cents per share), net of related income tax benefit.

The acquisition and the refinancing, including related costs, were financed with a placement of $300.0 million in 7.75% Senior Notes, $250.0 million in 8.25% Senior Subordinated Notes and approximately $808.2 million from a Senior Credit Facility.

The Senior Notes, which are due August 1, 2006, are unsecured, rank senior to the Company's subordinated debt and are guaranteed on a senior basis by certain of the Company's domestic subsidiaries (see Subsidiary Guarantees of Debt footnote). The Senior Subordinated Notes, which are due August 1, 2008, are also unsecured, rank subordinate to existing and future senior debt of the Company and are guaranteed by certain subsidiaries of the Company (see the "Subsidiary Guarantees of Debt" note). Both note agreements contain certain covenants and restrictions including, among other things, restrictions on the incurrence of additional indebtedness and the payment of dividends.

The Company will offer to exchange the Senior Notes and the Senior Subordinated Notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they will be exchanged except that the new notes will be registered under the Securities Act of 1933, as amended, and therefore will not be subject to certain restrictions on transfer except as provided in the Prospectus. The note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended.

The Senior Credit Facility is comprised of three separate facilities, two term loans and a revolving credit facility. The first term loan provides the Company with up to $350.0 million and matures in August, 2004. The second term loan provides the Company with up to $200.0 million and matures in March, 2006. Both term loans are payable in quarterly installments beginning in March, 1999. The revolving credit facility provides the Company with up to $650.0 million, of which $150.0 million is available for a period of 364 days, renewable for another 364 days from the current termination date at the option of the Company and the participating lenders. The remainder is comprised of letters of credit with an expiration date of up to one year and revolving loans which mature in August, 2004. The Senior Credit Facility bears interest at variable rates, is guaranteed by certain subsidiaries of the Company (see the "Subsidiary Guarantees of Debt" note) and contains certain covenants and restrictions including, among other things, restrictions on the incurrence of additional indebtedness and the payment of dividends. In addition, all amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock of the Company's direct and indirect majority-owned subsidiaries and
(2) a pledge of 65 percent of the stock of the Company's material foreign subsidiaries.

The Company has a Canadian dollar credit facility for committed short-term funds of up to $50.0 million at September 27, 1998. At quarter end, approximately $26.4 million was outstanding under this facility. The Company's Asian subsidiary and related investments had short-term uncommitted credit facilities of approximately $226.9 million at the end of the third quarter, of which $80.8 million was outstanding at September 27, 1998.

The Company's accounts receivable sales agreement provides for the ongoing, revolving sale of up to $75.0 million of a designated pool of trade accounts receivable of Ball's domestic packaging businesses. Net funds received from the sale of the accounts receivable totaled $65.9 million and $66.5 million as of September 27, 1998 and September 28, 1997, respectively. Fees related to this agreement for the three and nine month periods of 1998 were $0.9 million and $2.8 million, respectively, and $0.9 million and $2.8 million for the same periods in 1997. These fees are included in general and administrative expenses.

YEAR 2000 UPDATE

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year and, as a result, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or system failures causing disruptions in their operations. This is commonly known as the Year 2000 issue and can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

Most of Ball's critical systems and related software are Year 2000 compliant or are not adversely impacted by the Year 2000 issue. However, a program is in progress to make the remaining software and systems Year 2000 compliant, or verify that the Year 2000 issue will not adversely impact the software and systems, in time to minimize any significant negative effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems and the compliance profiles of significant vendors, lenders and customers. Completion of the programs already identified is on target for mid-1999.

In addition, Ball relies on third party suppliers for raw materials, water, utilities, transportation, banking and other key services, the interruption of which could affect its operations. The program identified above includes efforts to evaluate the status of suppliers' and customers' efforts as a means of managing risk but cannot eliminate the potential for disruption due to third party failure.

The Company is also developing contingency plans intended to mitigate the possible disruption in business operations that may result from external third party Year 2000 issues. Such plans may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply, adjusting facility shut-down and start-up schedules and other appropriate measures. The contingency plans and related cost estimates will be refined as additional information becomes available.

Over the course of the past several years, systems installations, upgrades and enhancements were performed with specific attention given to the Company becoming Year 2000 compliant. As a result, when a formal Year 2000 program was instituted in 1996, much of the Company's Year 2000 matters had either been resolved or were near resolution. Given the actions to date as well as the results of the compliance program, the Company believes, at this time, that costs specifically resulting from completing the internal Year 2000 program will not be significant to its results of operations or financial condition.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of the third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 issue program is reducing the level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of material external third parties dealing with Ball. The Company believes that, with the recent implementation of new business systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance contain forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of associated incremental costs could be adversely impacted by, among other things, the availability and cost of programming and testing resources, the ability of suppliers and customers to bring their systems into Year 2000 compliance, and unanticipated problems identified in the ongoing compliance review.

The information contained herein (including the attached Exhibit 99.1) regarding the Company's efforts to deal with the Year 2000 problem apply to all of the Company's products and services. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Disclosure Act.

OTHER

The Company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of its products, and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties, through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

The Company was not in default of any loan agreement at September 27, 1998, and has met all payment obligations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company previously reported that Chrysler Corporation ("Chrysler") notified the Company that Chrysler, Ford Motor Company and General Motors Corporation have been named in a lawsuit filed in the U.S. District Court in Reno, Nevada, by Jerome Lemelson, alleging infringement of three of his vision inspection system patents used by the defendants. One or more of the vision inspection systems used by the defendants may have been supplied by the Company's former Industrial Systems Division or its predecessors. The suit seeks injunctive relief and unspecified damages. Chrysler notified the Company that the division may have indemnification responsibilities to Chrysler. The Company responded to Chrysler that the systems were sold to Chrysler before the patents were issued. On June 16, 1995, the Magistrate of the U.S. District Court declared the patents of Lemelson unenforceable because of the long delays in prosecution. On April 28, 1997, the U.S. District Court Judge vacated the report and recommendation of the U.S. Magistrate and found that the patents were not invalid. On August 20, 1997, the U.S. Court of Appeals for the Federal Circuit denied Ford's petition for permission to appeal. Mr. Lemelson died in October 1997. In January 1998, the court permitted the Lemelson Medical, Education & Research Foundation, Limited Partnership to be substituted as a party to the lawsuit. The Court remanded the case back to the U.S. Magistrate for further proceedings on pending motions. Based on that information, the Company is unable to express an opinion as to the actual exposure of the Company for these matters. Under an agreement in connection with the spin-off of Alltrista Corporation from Ball, Alltrista has agreed to indemnify Ball for liabilities arising from this litigation.

On September 21 1998, The Daiei, Inc. (Daiei), a Japanese corporation, with its principal place of business in Tokyo, Japan, sued the Company in U.S. District Court, Southern District of Indiana, Evansville Division. Daiei alleges it is engaged in the retail sale of consumer goods and food products at stores throughout Japan. Daiei alleges that it purchased defective beer cans filled with beer from Evansville Brewing Company, Inc. (EBC) between April 5, 1995 and July 20, 1995. Daiei further alleges that the metal containers were defectively assembled and sealed by EBC at its production facility in Evansville, Indiana, upon a machine which was inspected by representatives of Ball. Daiei further alleges that Ball breached its warranty to provide metal containers that performed in a commercially reasonable manner, and that Ball's representatives were negligent in the repair of the sealing equipment owned by EBC. Daiei seeks damages for the lost containers and product in the amount of approximately $6.0 million. The Company has retained counsel and is defending this case. Based upon the information available to the Company at the present time, the Company does not believe that this matter will have a material adverse effect upon the financial condition of the Company.

The Company previously disclosed in its Form 10-K for 1997 that, on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly owned subsidiary of the Company (renamed Ball Glass) and now owned by Ball-Foster Glass Container Co., L.L.C., which is wholly owned by Saint-Gobain, received a general notification letter and information request from the EPA, notifying Ball Glass that it may have a potential liability as defined in
Section 107(a) of CERCLA at the San Gabriel Valley areas 1-4 Superfund sites located in Los Angeles, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. The Company received notice from the City of El Monte that, under a proposed city economic redevelopment plan, the City proposed to commence groundwater clean-up by a pump and treat remediation process. A PRP group organized and drafted a PRP group agreement, which Ball Glass signed. The PRP group retained an environment engineering firm to critique the EPA studies and any proposed remediation.

The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the clean-up, and the interim allocation arrangement between group members to fund the remedial investigation. The interim allocation approach requires that any payment will be based upon contribution to pollution. The group and the EPA signed the administrative consent order. The group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the administrative consent order, the group submitted to the EPA all copies of all environmental studies conducted by Ball at the plant, the majority of which has already been furnished to the State of California. The EPA approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed remedial investigation/feasibility study (RI/FS). The group is currently funding the RI/FS. The group has proposed a range of remedies. The EPA selected the most extensive remedy (shallow groundwater remediation for the east and west plans and deep groundwater remediation around City Wall No. 5) but will allow some discretion concerning approaches to implementing the remedy. The group now estimates that the cost of such remedies might range from minimal costs to $25 million for deep groundwater remediation. The group has not made any final allocation.

Based on the information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter. However, Commercial Union, the Company's general liability insurer, is defending the governmental action and is paying the cost of defense including attorneys' fees.

Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending September 27, 1998.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending September 27, 1998.

Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending September 27, 1998.

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

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

       3.2  Restated and Amended Bylaws of the Company
      27.1  Financial Data Schedule
      99.1 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

(b)  Reports on Form 8-K

     A  Current  Report  on  Form 8-K was filed  July 29, 1998,  reporting under
     Item 5 an announcement by Ball Corporation and Reynolds Metals Company which stated that the Hart-Scott-Rodino waiting period regarding Ball's purchase of Reynolds' North American aluminum beverage can and end assets expired on July 21, 1998.

     A Current Report on Form 8-K was filed August 25, 1998, reporting under Item 2 the acquisition on August 10, 1998 of substantially all of the assets of Reynolds Metals Company by Ball Corporation and its Ball Metal Beverage Container Corp. subsidiary.

     A Current Report on Form 8-K/A was filed October 23, 1998, reporting under Item 7 of Regulations S-X amended financial information in connection with the August 10, 1998 acquisition of Reynolds Metals Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:   /s/  R. David Hoover
      ------------------------------
      R. David Hoover
      Vice Chairman
         and Chief Financial Officer


Date: November 5, 1998

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                               September 27, 1998


                                  EXHIBIT INDEX

                                   Description                       Exhibit
                                 ---------------                  -------------


Restated and Amended Bylaws of the Company (Filed herewith.)         EX-3.2

Financial Data Schedule (Filed herewith.)                            EX-27.1

Safe Harbor Statement Under the Private Securities Litigation
    Reform Act of 1995, as amended. (Filed herewith.)                EX-99.1