Form 10-K
period 1998-12-31
BALL CORP
filed 1999-03-29
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ________________
                          Commission File Number 1-7349

                                Ball Corporation
                           State of Indiana 35-0160610

                       10 Longs Peak Drive, P.O. Box 5000
                         Broomfield, Colorado 80021-2510
       Registrant's telephone number, including area code: (303) 469-3131
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,244.9 million based upon the closing market price on March 1, 1999 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $57.2 million).

Number of shares outstanding as of the latest practicable date.

              Class                               Outstanding at March 1, 1999
----------------------------------              --------------------------------
 Common Stock, without par value                            30,224,047

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1998, to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2. Proxy statement filed with the Commission dated March 15, 1999, to the extent indicated in Part III.

                                     PART I

Item 1.    Business

Ball Corporation is an Indiana corporation organized in 1880 and incorporated in 1922. Its principal executive offices are located at 10 Longs Peak Drive, Broomfield, Colorado 80021-2510. The terms "Ball" and the "Company" as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball is a manufacturer of metal and plastic packaging, primarily for beverages and foods, and a supplier of aerospace and other technologies and services to commercial and governmental customers.

The following sections of the 1998 Annual Report to Shareholders contain financial and other information concerning Company business developments and operations, and are incorporated herein by reference: the notes to the financial statements "Discontinued Operations," "Business Segment Information," "Headquarters Relocation, Plant Closures, Dispositions and Other Costs," "Acquisitions," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Recent Business Developments

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). In connection with the Acquisition, the Company is developing plans for manufacturing integration, including capacity consolidations and other cost saving measures, and announced during the fourth quarter its intent to close two of the acquired plants during early 1999. Also during 1998, Ball relocated its corporate headquarters to an existing company-owned building in Colorado.

           Other Information Pertaining to the Business of the Company

The  Company's  businesses  are  comprised of two segments:  (1)  packaging  and
(2) aerospace and technologies.

Packaging Segment

Ball's principal business is the manufacture and sale of rigid packaging products, primarily for beverages and foods. Packaging products are sold in highly competitive markets, primarily based on quality, service, and price. The majority of the Company's packaging sales are made directly to relatively few major companies having leading market positions in packaged beverage and food businesses. Packaging segment sales to PepsiCo, Inc., and affiliates, and Coca-Cola and affiliates, represented approximately 15 percent and 10 percent, respectively, of consolidated 1998 net sales. Worldwide sales to all bottlers of Pepsi-Cola and Coca-Cola branded beverages, including licensee members which utilize consolidated purchasing groups, comprised approximately 40 percent of consolidated net sales in 1998. Ball believes that its competitors exhibit similar customer concentrations.

The rigid packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to production volumes, labor and the costs of certain raw materials, such as aluminum, steel and plastic resin.

Raw materials used by the Company's packaging businesses are generally available from several sources. Ball has secured what it considers to be adequate supplies of raw materials and is not experiencing any shortages. The Company's manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply or halted due to external factors, including Year 2000 noncompliance by suppliers, the Company cannot predict the effects, if any, of such occurrences on its future operations.

Research and development efforts in these businesses generally seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength. In addition, research and development efforts are directed toward the development of new sizes and types of both metal and plastic beverage containers.

North American Metal Beverage Containers

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). With the Acquisition, Ball expanded its product line to include specialty cans and became the largest metal beverage can producer in North America with an estimated annual production capacity of 36 billion cans.

Metal beverage containers and ends represent Ball's largest product line, accounting for approximately 55 percent of 1998 consolidated net sales. After closing two of the acquired plants in early 1999, decorated two-piece aluminum beverage cans are currently being produced at 19 manufacturing facilities in the U.S., two facilities in Canada and one in Puerto Rico; ends are produced within five of the U.S. facilities. Metal beverage containers are sold primarily to fillers of carbonated soft drinks, beer and other beverages under long-term supply or annual contracts. Sales volumes of metal beverage cans and ends tends to be highest during the period between April and September.

The Company estimates that its North American metal beverage container shipments would have been approximately 34 percent (on a pro forma basis assuming the inclusion of shipments from the acquired plants for a full year) of total U.S. and Canadian shipments for metal beverage containers. The Company estimates that its three largest competitors together represent substantially all of the remaining market.

The U.S. metal beverage container industry experienced demand growth at an average rate of approximately 1.5 percent since 1990. During this same period, the soft drink segment added over 16 billion units while the beer segment lost approximately six billion units (largely to glass packaging). In 1998 and 1997, industry-wide shipments increased approximately 2.2 percent and 1.6 percent, respectively.

In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage market than in the U.S., particularly in the packaged beer market, in which the market share of metal containers has been hindered by trade barriers and restrictive taxes within Canada.

Beverage container industry production capacity in the U.S. and Canada exceeds demand, which creates a competitive environment. Ball began consolidation of can and end manufacturing capacity into fewer, more efficient facilities with the closure of two of the recently acquired plants in early 1999. The Company is developing plans for further integration, including capacity consolidations and other cost saving measures.

The aluminum beverage can continues to compete aggressively with other packaging materials in the beer and soft drink markets. The glass bottle has shown resilience in the packaged beer market while soft drink market use of the PET bottle has grown.

North American Metal Food Containers

Two-piece and three-piece steel food containers are manufactured in the U.S. and Canada and sold primarily to food processors in the Midwestern United States and Canada. In 1998 metal food container sales comprised approximately 17 percent of consolidated net sales. Sales volumes of metal food containers tend to be highest from June through October as a result of seasonal vegetable and salmon packs.

Recent consolidations within the commercial metal food container industry have reduced the number of competitors. Currently, Ball has one principal competitor in Canada and two primary competitors in the U.S. metal food container market. Approximately 35 billion steel food cans were shipped in the U.S. and Canada in 1998, of which more than 4.8 billion, or approximately 14 percent, were shipped by Ball.

In the metal food container industry, manufacturing capacity in North America significantly exceeds market demand, resulting in a highly competitive market. During 1996, Ball closed three facilities in North America.

North American Plastic Containers

Polyethylene terephthalate (PET) packaging is Ball's newest product line, with 1998 net sales of approximately $219 million. A full-scale pilot line, research and development center in Smyrna, Georgia, was completed in 1995. During 1996 multi-line production plants in Chino, California, and Baldwinsville, New York, became operational. A third facility began full production in the first quarter of 1997 in Ames, Iowa. In connection with the acquisition of certain manufacturing assets from Brunswick Container Corporation, the Company began operating a new plant in Delran, New Jersey, in the second half of 1997 and closed small manufacturing facilities in Pennsylvania and Virginia.

Demand for containers made of PET has increased in the beverage packaging market and is expected to increase in the food packaging market with improved technology and adequate supplies of PET resin. While PET beverage containers compete against both metal and glass, the historical increase in the PET market share has come primarily at the expense of glass containers and through new market introductions. In 1994 the domestic plastic container market reached $5.5 billion in sales, surpassing the size of the glass container market for the first time. The latest projections available indicate that the growth in the PET market over the next two years is expected to be between 10 and 15 percent.

Competition in this industry includes two national suppliers and several regional suppliers and self-manufacturers (primarily Coca-Cola). Price, service and quality are deciding competitive factors. Increasingly, the ability to produce customized, differentiated plastic containers is an important competitive factor.

During the early 1990s, PET resin usage grew to the point that in 1995 the demand for PET resins in North America exceeded supply. However, the expansion of the global PET resin market since 1995 has resulted in resin prices decreasing significantly since that time. These lower prices have been passed on to the customer, resulting in lower sales price per unit.

Ball  has  secured  long-term  customer  supply   agreements,   principally  for
carbonated beverage and water containers. Other products such as juice and beer containers are potential candidates for expanding the business.

International Packaging Operations

As part of Ball's initiative to expand its presence internationally, in early 1997 the Company acquired a controlling interest in M.C. Packaging (Hong Kong) Limited (M. C. Packaging) through Ball's majority-owned subsidiary, FTB Packaging Limited (FTB Packaging). M.C. Packaging produces two-piece aluminum beverage containers, three-piece steel beverage and food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

With the acquisition of M.C. Packaging, FTB Packaging is the largest beverage can manufacturer in the People's Republic of China (PRC), supplying approximately half of the two-piece aluminum beverage cans used in the PRC. Capacity has grown rapidly in the PRC, resulting in a supply/demand imbalance. Additionally, uncertainty in the Asian financial markets has resulted in a decrease in exports of Company products from Hong Kong to other Asian countries. As per capita consumption in the PRC is significantly lower than in more developed countries and per capita income in the PRC is rising, there is significant potential for strong demand growth. In the interim, however, Ball has elected to delay the start-up of two facilities originally expected to become operational in 1998 and to close, in the early part of 1999, two of its plants located in the PRC and remove from service certain manufacturing equipment at a third plant.

FTB Packaging and M.C. Packaging combined operate more than 20 manufacturing ventures in the PRC. The Beijing manufacturing facility is one of the most technologically advanced plants in the PRC with the fastest line-speed capacity in that country. FTB Packaging's 35 percent owned affiliate, Sanshui Jianlibao FTB Packaging Limited, is the largest can manufacturing facility in the PRC in terms of production capacity. For more information on operations in the PRC, see
Item 2, Properties, and Exhibit 21.1, Subsidiary List.

The Company has a minority equity position in a joint venture that manufactures two-piece beverage cans in the Philippines. It is also a 50 percent equity owner of a joint venture with BBM Participacoes S.A. to produce two-piece aluminum cans and ends in Brazil. The affiliate in Brazil has a can plant which became operational in early 1997 and an end plant which became operational in late 1997. Ball also participates in joint ventures in Thailand, Russia and Taiwan. The Company also provides manufacturing technology and assistance to numerous can manufacturers around the world.

Aerospace and Technologies Segment

The aerospace and technologies segment consists of two divisions: the Aerospace Systems Division, and the Telecommunication Products Division. Sales in the aerospace and technologies segment accounted for approximately 13 percent of consolidated net sales in 1998.

The majority of the Company's aerospace business involves work under relatively short-term contracts (generally one to five years) for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and foreign governments. Contracts funded by the various agencies of the federal government represented approximately 90 percent of this segment's sales in 1998. Within aerospace systems, industry trends have not changed significantly, with Department of Defense and NASA budgets remaining relatively flat. However, there is a growing worldwide market for commercial space activities, and Ball believes there are significant international opportunities in which the Company could participate. With the continuing consolidation of the industry, competition for business will remain strong.

Aerospace Systems

A full-service aerospace and defense organization, the Aerospace Systems Division provides hardware, software and services to a wide range of U.S. and international customers, with an emphasis on space science, environment and Earth sciences, defense, manned missions and exploration.

Space systems include the design, manufacture and test of satellites, ground systems, launch vehicles and payloads (including integration), as well as satellite ground station control hardware and software. Electro-optics products for spacecraft guidance, control instruments and sensors and defense subsystems for surveillance, warning, target identification and attitude control in military and civilian space applications continue to be a niche market for the division.

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

Additionally, this division provides diversified technical services and products to federal and local government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems problems. These same skills developed for defense and aerospace programs are now being applied to transportation markets.

Among the 1998 highlights was the launch of the Ball-built GEOSAT Follow-On operational radar altimeter satellite in February. Ball Aerospace and COM DEV International, Ltd. of Canada formed Laser Communications International (LCI) to develop laser communication terminals for satellite communication systems. The Ball-built NICMOS instrument aboard the Hubble Space Telescope revealed the faintest galaxies ever seen and possibly the farthest known objects in the universe. Work was completed on the QuickSCAT spacecraft, NASA's first Rapid Spacecraft Acquisition award and Ball's first commercial spacecraft product. The division was awarded three separate Earth Science missions from NASA to build hardware to study clouds, aerosols and volcanic ash and their effects on the Earth's dynamic systems. The division received its ISO 9001 certification in December.

Telecommunication Products

This division develops and manufactures antenna, communication and video products and systems for space, aeronautical, land and marine applications for military and specialized civil markets.

Among the 1998 milestones was the introduction of a new product called jeTVision, which enables airplane passengers to view the same real-time television programming available in their homes. The Wireless Communications Products unit unveiled its new eXsite family of PCS Base Station Antennas for polarization diversity applications. The Wireless Communications Products unit is a provider of high-performance antennas for cellular, PCS, wireless local loop and mobile satellite services.

Backlog

Backlog of the aerospace and technologies segment was approximately $296 million at December 31, 1998, and $267 million at December 31, 1997, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 1998 backlog includes approximately $194 million which is expected to be billed during 1999, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $144 million at December 31, 1998. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

                            Research and Development

The "Research and Development" note in the 1998 Annual Report to Shareholders contains information on Company research and development activity and is incorporated herein by reference.

                                   Environment

Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. Using the most recent data available, in 1997 approximately 67 percent of aluminum containers and 61 percent of steel cans sold in the U.S. were recycled. In 1997, again the most recent data available, approximately 25 percent of the PET soft drink containers, and approximately 24 percent of all plastic containers, sold in the U.S. were recycled.

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

                                    Employees

At the end of February 1999, the Company employed approximately 12,100 people worldwide.

Item 2.    Properties

The Company's properties described below are well maintained, considered adequate and being utilized for their intended purposes.

The Corporate headquarters are located in Broomfield, Colorado. The offices for metal packaging operations are in Westminster, Colorado. Also located in Westminster is the Edmund F. Ball Technical Center, which serves as a research and development facility, primarily for the metal packaging operations. The offices, pilot line and research and development center for the plastic container business are located in Smyrna, Georgia.

Ball Aerospace & Technologies Corp. offices are located in Boulder and Broomfield, Colorado. The Colorado-based operations of this business occupy a variety of Company owned and leased facilities in Boulder, Broomfield and Westminster, which together aggregate approximately 1,200,000 square feet of office, laboratory, research and development, engineering and test, and manufacturing space. Other aerospace and technologies operations include facilities in California, Georgia, New Mexico, Ohio, Texas and Virginia.

Information regarding the approximate size of the manufacturing locations for significant packaging operations which are owned by the Company, except where indicated otherwise, follows. Facilities in the process of being shut down have been excluded from the list. Where certain locations include multiple facilities, the total approximate size for the location is noted. In addition to the manufacturing facilities, the Company leases warehousing space.

                                                    Approximate
                                                   Floor Space in
   Plant Location                                   Square Feet

   Metal packaging manufacturing facilities:
   North America
   Blytheville, Arkansas (leased)                     29,000
   Springdale, Arkansas                              290,000
   Richmond, British Columbia                        194,000
   Fairfield, California                             340,000
   Torrance, California                              265,000
   Golden, Colorado                                  500,000
   Tampa, Florida                                    512,000
   Moultrie, Georgia                                 152,000
   Kapolei, Hawaii                                   132,000
   Monticello, Indiana                               356,000
   Kansas City, Missouri                             225,000
   Saratoga Springs, New York                        153,000
   Wallkill, NY                                      314,000
   Reidsville, North Carolina                        287,000
   Salisbury, North Carolina                         162,000
   Columbus, Ohio                                    167,000
   Findlay, Ohio                                     733,000
   Burlington, Ontario                               308,000
   Hamilton, Ontario                                 360,000
   Whitby, Ontario                                   200,000
   Guayama, Puerto Rico                              225,000
   Baie d'Urfe, Quebec                               211,000
   Chestnut Hill, Tennessee                          300,000
   Conroe, Texas                                     180,000
   Fort Worth, Texas                                 161,000
   Bristol, Virginia                                 241,000
   Williamsburg, Virginia                            400,000
   Seattle, Washington                               166,000
   Weirton, West Virginia (leased)                    85,000
   DeForest, Wisconsin                                45,000
   Milwaukee, Wisconsin                              161,000

   Asia
   Beijing, PRC                                      272,000
   E-zhou, Hubei (Wuhan), PRC                        193,000
   Hong Kong, PRC                                    453,000
   Panyu, PRC                                        207,000
   Shenzhen, PRC                                     271,000
   Tianjin, PRC                                      318,000
   Xi'an, PRC                                        251,000
   Zhuhai, PRC                                       180,000

                                                  Approximate
                                                 Floor Space in
   Plant Location                                 Square Feet

   Plastic packaging manufacturing facilities:
   North America
   Chino, California (leased)                        240,000
   Ames, Iowa (leased)                               250,000
   Delran, New Jersey (leased)                       450,000
   Baldwinsville, New York (leased)                  240,000

   Asia
   Hong Kong, PRC (leased)                            46,000
   Taicang, Jiangsu, PRC (leased)                    126,000
   Tianjin, PRC                                       42,000
   Tianjin, PRC (leased)                               5,000

In addition to the consolidated manufacturing facilities, the Company has ownership interests of 50 percent or less in packaging affiliates located in the PRC, Brazil, Thailand, Taiwan and the Philippines.

Item 3.    Legal Proceedings

As previously reported, the U.S. Environmental Protection Agency (EPA) considers the Company to be a Potentially Responsible Party (PRP) with respect to the Lowry Landfill (site) located east of Denver, Colorado. On June 12, 1992, the Company was served with a lawsuit filed by the City and County of Denver (Denver) and Waste Management of Colorado, Inc., seeking contribution from the Company and approximately 38 other companies. The Company filed its answer denying the allegations of the Complaint. On July 8, 1992, the Company was served with a third-party complaint filed by S.W. Shattuck Chemical Company, Inc., seeking contribution from the Company and other companies for the costs associated with cleaning up the Lowry Landfill. The Company denied the allegations of the complaint.

In July 1992, the Company entered into a settlement and indemnification agreement with Denver, Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste), pursuant to which Denver and Waste dismissed their lawsuit against the Company and Waste agreed to defend, indemnify and hold harmless the Company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the Company for the cleanup of the site. Several other companies which are defendants in the above-referenced lawsuits had already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has agreed to guarantee the obligations for Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Denver and Waste may seek additional payments from the Company if the response costs related to the site exceed $319 million. The Company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes which may have been disposed of by the Company at the site but which are identified after the execution of the settlement agreement.

At this time, there are no Lowry Landfill actions in which the Company is actively involved. Based on the information available to the Company at the present time, the Company believes that this matter will not have a material adverse effect upon the financial condition of the Company.

As previously reported, the Company has been notified by Chrysler Corporation (Chrysler) that Chrysler, Ford Motor Company (Ford), and General Motors Corporation have been named in a lawsuit filed in the U.S. District Court in Reno, Nevada, by Jerome Lemelson, alleging infringement of three of his vision inspection system patents used by defendants. One or more of the vision inspection systems used by the defendants may have been supplied by the Company's former Industrial Systems Division (Division) or it predecessors. The suit sought injunctive relief and unspecified damages. Chrysler notified the Company that the Division may have indemnification responsibilities to Chrysler. The Company responded to Chrysler that it appeared at that time that the systems sold to Chrysler by the Company either were not covered by the identified patents or were sold to Chrysler before the patents were issued. On June 16, 1995, the Magistrate of the U.S. District Court declared the patents of Lemelson unenforceable because of the long delays in prosecution. On April 28, 1997, the U.S. District Court Judge vacated the report and recommendation of the U.S. Magistrate. On August 20, 1997, the U.S. Court of Appeals for the Federal Circuit denied Ford's petition for permission to appeal. The Company believes that the issues in this case have been settled and that this case is now concluded. In addition, under an agreement in connection with the spin-off of Alltrista Corporation from Ball in 1993, Alltrista has agreed to indemnify Ball for liabilities arising from this matter. Based on this information, the Company believes that this case and the Company's alleged indirect involvement as a machine vision inspection system supplier to Chrysler will not result in any material adverse effect upon the financial condition of the Company.

As previously reported, on April 24, 1992, the Company was notified by the Muncie Race Track Steering Committee (Steering Committee) that the Company, through its former Consumer Products Division and former Zinc Products Division, may be a PRP with respect to waste disposal at the Muncie Race Track Site located in Delaware County, Indiana. The Steering Committee alleges that the Company was a contributor to the site. The Steering Committee requested that the Company pay two percent of the cleanup costs which are estimated at this time to be $10 million. The Company declined to participate in the PRP group because the Company's records do not indicate the Company contributed hazardous waste to the site. Based upon the information available to the Company at this time, the Company does not believe that this matter will have a material adverse effect upon the financial condition of the Company.

As previously reported, on August 1, 1997, the EPA sent notice of potential liability letters to 19 owners, operators, and waste generators concerning past activities at one or more of the four Rocky Flats parcels at the Rocky Flats Industrial Park site located in Jefferson County, Colorado. Based upon sampling at the site in 1996, the EPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. The EPA requested the letter recipients conduct an engineering evaluation and cost analysis (EE/CA) of the site. Fourteen companies, including the Company, have agreed to undertake the study. The EPA is also seeking reimbursement for approximately $1.5 million which it has spent at the site. On December 19, 1997, the EPA issued an Administrative Order to conduct the EE/CA to 18 owners, operators, and generators associated with the site. The EPA alleges that the Company is the ninth largest generator of the thirteen generators issued Administrative Orders. The PRP group has undertaken the EE/CA at a cost of about $850,000, of which the Company has paid approximately $70,000. Based upon the information available to the Company at this time, the Company does not believe that this matter will have a material adverse effect upon the financial condition of the Company.

As previously reported, the Company was notified on June 19, 1989, that the EPA has designated the Company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that were released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the Company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the Company along with other above-described PRPs, were notified by the EPA that it was negotiating with the large volume PRPs another consent order for performance of a site environmental study as a prerequisite to long-term remediation. The EPA and the large-volume PRPs have stated that a second de minimis buyout for settlement of liability for performance of all environmental studies and site remediation is being formulated and an offer to participate therein has been made to the Company. The Company has joined with a group of de minimis PRPs to negotiate a reduction (i.e., a lower price per gallon assessment) in the proposed de minimis settlement offer. The Company's information at this time does not indicate that this matter will have a material adverse effect upon its financial condition.

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

As previously reported, on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly owned subsidiary of the Company [renamed Ball Glass Container Corporation (Ball Glass)], the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Ball-Foster Glass Container Co., L.L.C., and wholly owned by Saint Gobain, received a general notification letter and information request from the EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. The Company received notice from the City of El Monte that, pursuant to a proposed city economic redevelopment plan, the City proposed to commence groundwater cleanup by a pump and treat remediation process. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group retained an environmental engineering firm to critique the EPA studies and any proposed remediation.

The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between PRP group members to fund the remedial investigation. The interim allocation approach requires that any payment will be based upon contribution to pollution. Ball's interim allocation is 5.79%. The administrative consent order was executed by the PRP group and the EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The PRP group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the administrative consent order, the group submitted to the EPA copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of California. The EPA then approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed remedial investigation/feasibility study (RI/FS). The group funded the RI/FS. The environmental consulting firm retained by the PRP group submitted to the EPA its Feasibility Study Technical Memorandum 1 concerning the site. Five potential remedial action plans were identified in the study ranging from no action to an extensive groundwater remediation project for both shallow and deep aquifers. The cost of such remedies range from minimal costs for no action to between $10.5 to 25 million for the three groundwater pump and treat options proposed. The PRP group is negotiating with the EPA over the remedy selections for the Record of Decision and has formed an allocation committee for making final allocation of remediation costs between group members. The EPA has informally told the PRP group that it will likely choose the most extensive of the proposed remedies for incorporation into the Record of Decision. The PRP group believes the selection of such a remedy is premature in that the PRP group is still evaluating additional remedial options. The PRP group is commencing the final allocation process but has not made any final allocation. Based on the information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter. However, Commercial Union, the Company's general liability insurer, is defending this governmental action and is paying the cost of defense including attorneys' fees.

As previously reported, in March of 1992, William Hallahan, an employee at the Company's metal beverage container plant in Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The Company denied the charge, and hearings on the matter were held before the Workers' Compensation Board of the State of New York. The testimony was concluded in April 1996. On January 14, 1997, the Administrative Law Judge
(ALJ) filed his Memorandum of Decision finding in favor of the claimant. The decision was appealed, and the Workers' Compensation Board remanded the case back to the ALJ for further findings. The ALJ entered a decision against the Company on January 8, 1998, as corrected on February 2, 1998 and February 4, 1998. The Company appealed all of the decisions to the Appeals Bureau of the Workers' Compensation Board on February 6, 1998. Based on the information available to the Company at this time, the Company believes that this matter will not result in any material adverse effect upon the financial condition of the Company.

As previously reported, on or about December 31, 1992, William Hallahan and his wife filed suit in the Supreme Court of the State of New York, County of Saratoga, against certain manufacturers of solvents, coatings and equipment including Somerset Technologies Inc. and Belvac Production Machinery seeking damages in the amount of $15 million for allegedly causing leukemia by exposing him to harmful toxins. Somerset and Belvac filed third-party complaints seeking contribution from the Company for damages that they might be required to pay William Hallahan. Based upon information available to the Company at this time, the Company believes that this matter will not have a material adverse effect upon the financial condition of the Company.

As previously reported, on January 5, 1996, an individual named Tangee E. Daniels, on behalf of herself and two minor children and four other plaintiffs, served the Company with a lawsuit filed in the 193rd Judicial District Court of Dallas County, Texas. The suit alleges that the Company's metal beverage container operations and over 50 other defendants disposed of certain hazardous waste at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit also alleges that American Ecology Corp., American Ecology Management Corp., Mobley Environmental Services, Inc., John A. Mobley, James Mobley, Daniel Mobley and Thomas Mobley were managers for Gibraltar and failed to appropriately manage the waste disposed of or treated at the Gibraltar site, resulting in release of hazardous substances into the environment. The plaintiffs allege that they have been denied the enjoyment of their property and have sustained personal and bodily injury and damages due to the release of hazardous waste and toxic substances into the environment caused by all the defendants. The plaintiffs allege numerous causes of action under state law and common law. Plaintiffs also seek to recover damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; and physical impairment, as well as punitive damages and prejudgment interest in unspecified amounts. On May 4, 1998, the plaintiffs in the Daniels lawsuit filed for an involuntary dismissal of their complaint without prejudice. Three other lawsuits have been filed against substantially the same defendants: Williams v. Akzo Nobel Chemicals, Inc. (filed on January 2, 1996 in the District Court of Smith County, Texas, dismissed but appealed); and Steich v. Akzo et al., (filed March 4, 1996 in the 241st Judicial District Court of Smith County, Texas, voluntarily dismissed without prejudice); and Adams v. Akzo et al (filed August 30, 1996 in the 236th Judicial District Court of Tarrant County, Texas). The Company is a party defendant in each lawsuit. The Company has denied the allegations of each complaint and is defending each matter. Based on the information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for these matters.

As previously reported, on September 21, 1998, the Daiei, Inc., (Daiei), a Japanese corporation, with its principal place of business in Tokyo, Japan, sued the Company in U.S. District Court, Southern District of Indiana, Evansville Division. Daiei alleges it is engaged in the retail sale of consumer goods and food products at stores throughout Japan. Daiei alleges that it purchased defective beer cans filled with beer from Evansville Brewing Company, Inc. (EBC) between April 5, 1995, and July 20, 1995. Daiei further alleges that the metal containers were defectively assembled and sealed by EBC at its production facility in Evansville, Indiana, upon a machine which was inspected by representatives of Ball. Daiei further alleges that Ball breached its warranty to provide metal containers that performed in a commercially reasonable manner, and that Ball's representatives were negligent in the repair of the sealing equipment owned by EBC. Daiei seeks damages for the lost containers and product in the amount of approximately $6.0 million. The Company has retained counsel and is defending this case. Based upon the information available to the Company at the present time, the Company does not believe that this matter will have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 1998.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 6,923 common shareholders of record on March 1, 1999.

Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

The information required by Item 6 for the five years ended December 31, 1998, appearing in the section titled, "Five-Year Review of Selected Financial Data," of the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A appears under the caption, "Financial and Derivative Instruments and Risk Managment," within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the 1998 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP, dated January 27, 1999, included in the 1998 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The executive officers of the Company as of December 31, 1998 were as follows:

1. George A. Sissel, 62, Chairman and Chief Executive Officer, since January 1998; Chairman, President and Chief Executive Officer, 1996-1998; President and Chief Executive Officer, 1995-1996; Acting President and Chief Executive Officer, 1994-1995; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice President, Corporate Secretary and General Counsel, 1987-1993; Vice President, Corporate Secretary and General Counsel, 1981-1987.

2. R. David Hoover, 53, Vice Chairman and Chief Financial Officer, since January 1998; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

3. George A. Matsik, 59, President; Chief Operating Officer, Packaging Operations, since January 1998; Executive Vice President and Chief Operating Officer, Packaging Operations, 1997-1998; Chief Operating
     Officer, Packaging Operations, 1996-1997; President, International Packaging Operations, 1995-1996.

4. Donald C. Lewis, 56, Vice President and General Counsel, since April 1998; Vice President, Assistant Corporate Secretary and General Counsel, 1997-1998; General Counsel and Assistant Corporate Secretary, 1995-1997;
     Associate General Counsel and Assistant Corporate Secretary, 1990-1995; Associate General Counsel, 1983-1990; Assistant General Counsel, 1980-1983; Senior Attorney, 1978-1980; General Attorney, 1974-1978.

5. Albert R. Schlesinger, 57, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

6. Raymond J. Seabrook, 47, Senior Vice President, Finance, since April 1998; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

7. Harold L. Sohn, 52, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

8. David A. Westerlund, 48, Senior Vice President, Administration, since April 1998; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 and under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's proxy statement filed pursuant to Regulation 14A dated March 15, 1999, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 13 of the Company's proxy statement filed pursuant to  Regulation  14A dated March 15,  1999,  is  incorporated  herein by reference. Additionally, the Merger Related, Special Incentive Plan for Operating Executives was created, in part, to incentivize the successful integration of the Reynolds Metals Company can division into the Ball
Corporation Metal Beverage Operations. The Plan provides for certain cash incentive payments if certain performance criteria are met over a 39-month period beginning October 1, 1998. Payments over the 39 months at target performance under this Plan should approximate $7 million. No named executive officer participates in any cash incentive payment under the Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the Company's proxy statement filed pursuant to Regulation 14A dated March 15, 1999, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption, "Relationship with Independent Public Accountants and Certain Other Relationships and Related Transactions," on page 15 of the Company's proxy statement filed pursuant to Regulation 14A dated March 15, 1999, is incorporated herein by reference.


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) Financial Statements:

     The following documents included in the 1998 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

         Consolidated statement of income - Years ended December 31, 1998, 1997 and 1996

         Consolidated balance sheet - December 31, 1998 and 1997

         Consolidated statement of cash flows - Years ended December 31, 1998, 1997 and 1996

         Consolidated   statement   of   changes   in   shareholders'    equity
         and comprehensive income (loss) - Years ended December 31, 1998, 1997 and 1996

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

(b)  Reports on Form 8-K:

     The registrant filed or amended reports on Form 8-K as follows:

     A Current  Report on Form 8-K was filed December 17, 1998, reporting  under
     Item 5 of Regulation S-X an announcement by Ball Corporation of its intent to close two metal beverage can plants in the U.S. and two in the People's Republic of China.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BALL CORPORATION
                                  (Registrant)

                                  By:  /s/George A. Sissel
                                       -----------------------------------------
                                       George A. Sissel, Chairman and
                                         Chief Executive Officer
                                       March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1) Principal Executive Officer:

                                                   Chairman and Chief Executive
    /s/George A. Sissel                            Officer
    -----------------------------------------
    George A. Sissel                               March 29, 1999

(2) Principal Financial Accounting Officer:

                                                   Vice Chairman and Chief
    /s/R. David Hoover                             Financial Officer
    -----------------------------------------
    R. David Hoover                                March 29, 1999

(3) Controller:

    /s/Albert R. Schlesinger                       Vice President and Controller
    -----------------------------------------
    Albert R. Schlesinger                          March 29, 1999

(4) A Majority of the Board of Directors:

    /s/Frank A. Bracken                     *      Director
    -----------------------------------------
    Frank A. Bracken                               March 29, 1999

    /s/Howard M. Dean                       *      Director
    -----------------------------------------
    Howard M. Dean                                 March 29, 1999

    /s/John T. Hackett                      *      Director
    -----------------------------------------
    John T. Hackett                                March 29, 1999

    /s/R. David Hoover                      *      Director
    -----------------------------------------
    R. David Hoover                                March 29, 1999

    /s/John F. Lehman                       *      Director
    -----------------------------------------
    John F. Lehman                                 March 29, 1999

    /s/George McFadden                      *      Director
    -----------------------------------------
    George McFadden                                March 29, 1999

    /s/Ruel C. Mercure, Jr.                 *      Director
    -----------------------------------------
    Ruel C. Mercure, Jr.                           March 29, 1999

    /s/Jan Nicholson                        *      Director
    -----------------------------------------
    Jan Nicholson                                  March 29, 1999

                                                   Chairman, Chief Executive
    /s/George A. Sissel                     *      Officer and Director
    -----------------------------------------
    George A. Sissel                               March 29, 1999

    /s/William P. Stiritz                   *      Director
    -----------------------------------------
    William P. Stiritz                             March 29, 1999


*By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                  By:  /s/George A. Sissel
                                       -----------------------------------------
                                       George A. Sissel
                                       As Attorney-in-Fact
                                       March 29, 1999

                        Ball Corporation and Subsidiaries
                           Annual Report on Form 10-K
                      For the year ended December 31, 1998

                                Index to Exhibits


 Exhibit
 Number     Description of Exhibit
 -------    --------------------------------------------------------------------
  3.i       Amended  Articles  of  Incorporation  as of  November  26, 1990
            (filed by incorporation by reference to the Current Report on Form 8-K dated November 30, 1990) filed December 13, 1990.

  3.ii Bylaws of Ball Corporation as amended September 26, 1998. (Filed herewith.)

  4.1(a) Senior Note Indenture, dated August 10, 1998, among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

  4.1(b) Senior Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc. and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated August 10,
            1998) filed August 25, 1998.

  4.2(a) Senior Subordinated Note Indenture, dated August 10, 1998, among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Subordinated Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

  4.2(b) Senior Subordinated Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc. and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated August 10,
            1998) filed August 25, 1998.

  4.3 Dividend distribution payable to shareholders of record on August 4, 2006, of one preferred stock purchase right for each outstanding share of common stock under the Rights Agreement dated as of July 24, 1996, between the Company and The First Chicago Trust Company of New York (filed by incorporation by reference to the Form 8-A Registration Statement, No. 1-7349, dated August 1, 1996, and filed August 2, 1996, and to the Company's Form 8-K Report dated February 13, 1996, and filed February 14, 1996).

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

 Exhibit
 Number     Description of Exhibit
 -------    --------------------------------------------------------------------
  10.5      Ball  Corporation 1988 Deferred  Compensation  Plan, as amended
            July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
            1994) filed August 17, 1994.

  10.6 Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
            1994) filed August 17, 1994.

  10.7 Amended and Restated Form of Severance Benefit Agreement which exists between the Company and its executive officers, effective as of August 1, 1994 and as amended on January 24, 1996, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22 , 1996) filed May 15, 1996.

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

  10.15 1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

 Exhibit
 Number     Description of Exhibit
 -------    --------------------------------------------------------------------
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

  10.22a Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Stock Option grants in which the five named executive officers participate and which grants are referred to in the Executive Compensation section in the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the option grants is filed herewith).

  10.22b Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Restricted Stock grant in which the five named executive officers participate and which grants are referred to in the Executive Compensation section of the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the restricted grants is filed herewith.)

  10.22c Ball Corporation Merger Related Special Incentive Plan for Operating Executives which provides for certain cash incentive payments based upon the attainment of certain performance criteria. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K. (The form of the plan is filed herewith.)

  10.23 Asset Purchase Agreement dated June 26, 1995, among Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.), Ball Glass Container Corporation and Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

 Exhibit
 Number     Description of Exhibit
 --------   --------------------------------------------------------------------

  10.24 Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.) Amended and Restated Limited Liability Company Agreement dated June 26, 1995, among Saint-Gobain Holdings I Corp., BG Holdings I, Inc. and BG Holdings II, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated September 15,
            1995) filed September 29, 1995.

  10.25 Asset Purchase Agreement dated August 10, 1998, among Ball Corporation and its Ball Metal Beverage Container Corp. and Reynolds Metals Company (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

  10.26 Part-Time Employment, Retirement and Consulting Services Agreement between Duane E. Emerson and Ball Corporation dated January 14, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31,
            1998) filed March 31, 1998.

  10.27 Agreement and General Release between David B. Sheldon and Ball Corporation dated February 7, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1998) filed March 31, 1998.

  10.28 Consulting Agreement between The Cygnus Enterprise Development Corp. (for which Donovan B. Hicks is managing partner) and Ball Corporation dated January 1, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1998) filed March 31, 1998.


  10.29 Form of Severance Agreement (Change of Control Agreement) which exists between the Company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1988) filed March 25, 1989.

  11.1 Statement re: Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements, "Earnings Per Share," in the 1998 Annual Report to Shareholders). (Filed herewith.)

  12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

  13.1 Ball Corporation 1998 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

  18.1 Letter re: Change in Accounting Principles. (Filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995) filed August 15, 1995.

 Exhibit
 Number     Description of Exhibit
 --------   --------------------------------------------------------------------

  21.1      List of Subsidiaries of Ball Corporation. (Filed herewith.)

  23.1      Consent of Independent Accountants. (Filed herewith.)

  24.1      Limited Power of Attorney. (Filed herewith.)

  27.1 Financial Data Schedule for the year ended December 31, 1998. (Filed herewith.)

  99.1 Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

  99.2 Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)