Form 10-Q
period 1999-04-04
BALL CORP
filed 1999-05-14
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 4, 1999


                          Commission file number 1-7349

                                BALL CORPORATION

                State of Indiana                   35-0160610

                       10 Longs Peak Drive, P.O. Box 5000
                            Broomfield, CO 80021-2510
                                  303/469-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at May 2, 1999
    ---------------                     ---------------------------
     Common Stock,
     without par value                       30,643,454 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended April 4, 1999



                                      INDEX


                                                                                        Page Number
                                                                                    ---------------------
PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statement of Income for the
                   Three Months Ended April 4, 1999, and March 29, 1998                      3

                Unaudited Condensed Consolidated Balance Sheet at April 4, 1999,
                   and December 31, 1998                                                     4

                Unaudited Condensed Consolidated Statement of Cash Flows for
                   the Three Months Ended April 4, 1999, and March 29, 1998                  5

                Notes to Unaudited Condensed Consolidated Financial Statements               6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         13

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                  18

PART II.        OTHER INFORMATION                                                           20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                                                      Three Months Ended
                                                                           ------------------------------------------
                                                                                April 4,              March 29,
                                                                                  1999                   1998
                                                                           -------------------    -------------------
Net sales                                                                    $       820.3            $      549.7
                                                                           -------------------     ------------------

Costs and expenses
   Cost of sales (excluding depreciation and amortization)                           691.9                   466.2
   Depreciation and amortization                                                      41.5                    29.4
   Selling and administrative expenses                                                30.5                    25.4
   Product development and other                                                       3.6                     3.3
   Headquarters relocation costs                                                       -                       6.3
   Interest expense                                                                   28.2                    12.7
                                                                           -------------------     ------------------
                                                                                     795.7                   543.3
                                                                           -------------------     ------------------

Income before taxes on income                                                         24.6                     6.4
Provision for income tax expense                                                      (9.7)                   (3.2)
Minority interests                                                                     0.5                     2.6
Equity in earnings (losses) of affiliates                                              0.3                    (0.3)
                                                                           -------------------     ------------------

Net income before accounting change                                                   15.7                     5.5
Cumulative effect of change in accounting for start-up costs, net
   of tax benefit                                                                      -                      (3.3)
                                                                           -------------------     ------------------

Net income                                                                            15.7                     2.2
Preferred dividends, net of tax benefit                                               (0.7)                   (0.7)
                                                                           -------------------     ------------------
Net earnings attributable to common shareholders                             $        15.0            $        1.5
                                                                           ===================     ==================


Net earnings per common share:
   Net income before accounting change                                        $       0.50            $       0.16
   Cumulative effect of change in accounting for start-up costs, net
     of tax benefit                                                                   -                      (0.11)
                                                                           -------------------     ------------------
   Earnings per common share                                                  $       0.50            $       0.05
                                                                           ===================     ==================

Diluted earnings per share:
   Net income before accounting change                                        $       0.47            $       0.15
   Cumulative effect of change in accounting for start-up costs, net
     of tax benefit                                                                   -                      (0.10)
                                                                           -------------------     ------------------
   Diluted earnings per share                                                 $       0.47            $       0.05
                                                                           ===================     ==================


Cash dividends declared per common share                                      $       0.15            $       0.15
                                                                           ===================     ==================


See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)

                                                                                 April 4,             December 31,
                                                                                   1999                   1998
                                                                             ------------------    -------------------
ASSETS
Current assets
   Cash and temporary investments                                             $        42.1          $        34.0
   Accounts receivable, net                                                           313.3                  273.5
   Inventories, net                                                                   581.9                  483.8
   Deferred income tax benefits and prepaid expenses                                   85.4                   94.3
                                                                             ------------------     ------------------
     Total current assets                                                           1,022.7                  885.6
                                                                             ------------------     ------------------

Property, plant and equipment, net                                                  1,158.1                1,174.4
Goodwill and other assets                                                             770.6                  794.8
                                                                             ------------------     ------------------
                                                                              $     2,951.4          $     2,854.8
                                                                             ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                      $       178.8          $       126.8
   Accounts payable                                                                   348.1                  350.3
   Salaries, wages and accrued employee benefits                                       70.1                   97.1
   Other current liabilities                                                          106.8                  113.4
                                                                             ------------------     ------------------
     Total current liabilities                                                        703.8                  687.6
                                                                             ------------------     ------------------

Long-term debt                                                                      1,320.3                1,229.8
Employee benefit obligations, deferred income taxes and other noncurrent
   liabilities                                                                        272.5                  290.7
                                                                             ------------------     ------------------
   Total noncurrent liabilities                                                     1,592.8                1,520.5
                                                                             ------------------     ------------------

Contingencies
Minority interests                                                                     20.6                   24.4
                                                                             ------------------     ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                           58.3                   57.2
   Unearned compensation - ESOP                                                       (29.5)                 (29.5)
                                                                             ------------------     ------------------
     Preferred shareholder's equity                                                    28.8                   27.7
                                                                             ------------------     ------------------

   Common stock (35,062,827 shares issued - 1999;
      34,859,636 shares issued - 1998)                                                375.5                  368.4
   Retained earnings                                                                  408.4                  397.9
   Accumulated other comprehensive loss                                               (29.7)                 (31.7)
   Treasury stock, at cost (4,613,905 shares - 1999;
      4,404,758 shares - 1998)                                                       (148.8)                (140.0)
                                                                             ------------------     ------------------
     Common shareholders' equity                                                      605.4                  594.6
                                                                             ------------------     ------------------
           Total shareholders' equity                                                 634.2                  622.3
                                                                             ------------------     ------------------
                                                                              $     2,951.4          $     2,854.8
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                      Three Months Ended
                                                                           ------------------------------------------
                                                                                April 4,              March 29,
                                                                                  1999                   1998
                                                                           -------------------    -------------------

Cash flows from operating activities
   Net income                                                                  $   15.7               $    2.2
   Reconciliation of net income to net cash used in
      operating activities:
     Depreciation and amortization                                                 41.5                   29.4
     Relocation costs                                                               -                      6.3
     Other, net                                                                    15.0                    7.2
   Changes in working capital components                                         (181.5)                 (57.4)
                                                                           -------------------    -------------------
       Net cash used in operating activities                                     (109.3)                 (12.3)
                                                                           -------------------    -------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                     (21.5)                 (16.9)
   Other, net                                                                       3.2                   (0.4)
                                                                           -------------------    -------------------
       Net cash used in investing activities                                      (18.3)                 (17.3)
                                                                           -------------------    -------------------

Cash flows from financing activities
   Net change in long-term debt                                                    92.5                   (7.7)
   Net change in short-term debt                                                   50.0                   56.5
   Common and preferred dividends                                                  (4.5)                  (4.5)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                        7.0                    5.1
   Acquisitions of treasury stock                                                  (8.8)                  (2.5)
   Other, net                                                                      (0.5)                  (1.5)
                                                                           -------------------    -------------------
       Net cash provided by financing activities                                  135.7                   45.4
                                                                           -------------------    -------------------

Net increase in cash and temporary investments                                      8.1                   15.8
Cash and temporary investments:
   Beginning of period                                                             34.0                   25.5
                                                                           -------------------    -------------------
   End of period                                                               $   42.1               $   41.3
                                                                           ===================    ===================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
April 4, 1999

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General.
The accompanying condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates in which it holds a majority equity position (collectively, Ball or the Company) and have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates. However, the Company believes that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

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

Reclassifications.
Certain prior year amounts have been reclassified in order to conform with the current year presentation.

New Accounting Standards.
SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. Annual reporting under this pronouncement was effective for Ball in 1998. Interim reporting became effective for Ball in 1999, and that information is included on page 7 of this report.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," essentially requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. The statement will be effective for Ball in 2000. The effect, if any, of adopting this standard has not yet been determined.

Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use and was adopted by Ball as of January 1, 1999. The adoption of SOP No. 98-1 is not expected to have a significant impact on the Company's operations or financial condition.

During the fourth quarter of 1998, Ball adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," in advance of its required 1999 implementation date. SOP No. 98-5 requires that costs of start-up activities and organizational costs, as defined, be expensed as incurred. In accordance with this statement, the Company recorded an after-tax charge to earnings of approximately $3.3 million (11 cents per share), retroactive to January 1, 1998, representing the cumulative effect of this change in accounting on prior years. As a result of this change in accounting, certain amounts previously reported in the first quarter of 1998 have been restated.

Business Segment Information.
Ball's operations are organized along its product lines and include two segments: (1) packaging and (2) aerospace and technologies. The accounting policies of the segments are the same as those in the condensed consolidated financial statements. Prior year segment information has been restated to conform to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The packaging segment includes the businesses that manufacture metal and PET (polyethylene terephthalate) containers, primarily for use in beverage and food packaging. The Company's consolidated packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). Ball also has direct and indirect investments, which are accounted for under the equity method, in packaging companies largely in the PRC, Brazil and Thailand.

The aerospace and technologies segment includes: the aerospace systems division, comprised of civil space systems, technology operations, defense systems, commercial space operations and systems engineering; and the telecommunication products division, comprised of advanced antenna and video systems and communication and video products.

Summary of Business by Segment                                     Three Months           Three Months
  (dollars in millions)                                                Ended                  Ended
                                                                   April 4, 1999          March 29, 1998
                                                                  -----------------      -----------------
Net Sales
Packaging                                                            $    724.8             $    461.0
Aerospace and technologies                                                 95.5                   88.7
                                                                  -----------------      -----------------
   Consolidated net sales                                            $    820.3             $    549.7
                                                                   =================     =================

Earnings before interest and taxes
Packaging                                                           $      50.8            $      21.1
Aerospace and technologies                                                  6.2                    8.2
                                                                   -----------------     -----------------
   Segment earnings before interest and taxes                              57.0                   29.3
Headquarters relocation costs                                               -                     (6.3)
Corporate undistributed expenses, net                                      (4.2)                  (3.9)
                                                                   -----------------     -----------------
Earnings before interest and taxes                                         52.8                   19.1
Interest expense                                                          (28.2)                 (12.7)
Provision for income tax expense                                           (9.7)                  (3.2)
Minority interests                                                          0.5                    2.6
Equity in earnings (losses) of affiliates                                   0.3                   (0.3)
                                                                   -----------------     -----------------
   Consolidated net income before the cumulative effect of
     an accounting change in 1998                                    $     15.7            $       5.5
                                                                   =================     =================


                                                                       April 4,          December 31,
                                                                         1999                1998
                                                                   -----------------   -----------------

Net Investment
Packaging                                                             $ 1,183.6             $  1,164.3
Aerospace and technologies                                                146.8                  143.5
                                                                   -----------------     -----------------
   Segment net investment                                               1,330.4                1,307.8
Corporate net investment and eliminations                                (696.2)                (685.5)
                                                                   -----------------     -----------------
   Consolidated net investment                                       $    634.2               $  622.3
                                                                   =================     =================

Acquisitions.
On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). The assets acquired consisted largely of 16 plants in 12 states and Puerto Rico. In connection with the Acquisition, the Company initially provided $56.8 million in the opening balance sheet as an estimate of integration-related costs, including capacity consolidations. During the first quarter of 1999, the Company closed two of the acquired plants and announced in April 1999 that it intends to close a third plant. Capacity is expected to be redirected to other Ball plants. Upon finalization of the integration plan, which is expected in the third quarter of 1999, adjustments to the estimated costs through August 9, 1999, if any, will be reflected as a change in goodwill. Subsequent to that date, any increases in actual costs will be reflected as an adjustment to current period earnings and any decreases will result in a reduction of goodwill.

Headquarters  Relocation,  Plant Closures and Other Costs.
In February 1998 Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. In connection with the relocation, the Company recorded a charge in the first quarter of 1998 of $6.3 million ($3.8 million after tax or 13 cents per share), primarily for employee-related costs. The relocation costs were substantially complete by the end of 1998.

During the first quarter of 1999, the Company closed two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions were taken to address industry overcapacity, as well as uncertainty in the Asian financial markets which has resulted in a decrease in exports of Company products from Hong Kong to other Asian countries. The Company's preliminary estimates included a $52.0 million, largely noncash, charge in the fourth quarter of 1998 to write down equipment, goodwill and other assets to net realizable values and $4.2 million of other costs. Any adjustments to the preliminary estimates will be reflected as an adjustment to current period earnings.

Inventories.
Inventories consisted of the following:

   (in millions of dollars)                                            April 4,           December 31,
                                                                         1999                 1998
                                                                   -----------------    ------------------
   Raw materials and supplies                                        $      136.8         $       131.2
   Work in process and finished goods                                       445.1                 352.6
                                                                   -----------------    ------------------

                                                                     $      581.9         $       483.8
                                                                   =================    ==================

Property, Plant and Equipment.
Property, plant and equipment consisted of the following:

   (in millions of dollars)                                            April 4,           December 31,
                                                                         1999                 1998
                                                                   -----------------    ------------------

   Land                                                              $       61.4         $        62.2
   Buildings                                                                418.9                 410.5
   Machinery and equipment                                                1,408.7               1,410.2
                                                                   -----------------    ------------------
                                                                          1,889.0               1,882.9
   Accumulated depreciation                                                (730.9)               (708.5)
                                                                   -----------------    ------------------
                                                                     $    1,158.1         $     1,174.4
                                                                   =================    ==================





Goodwill and Other Assets.
The composition of other assets was as follows:

   (in millions of dollars)                                            April 4,           December 31,
                                                                         1999                 1998
                                                                   -----------------    ------------------

   Goodwill                                                          $      533.8         $       555.9
   Other                                                                    236.8                 238.9
                                                                   -----------------    ------------------
                                                                     $      770.6         $       794.8
                                                                   =================    ==================

Debt and Guarantees of Subsidiaries.
In connection with the Acquisition, the Company refinanced approximately $521.9 million of its existing debt. The Acquisition and the refinancing, including related costs, were financed with a placement of $300.0 million in 7.75% Senior Notes due in 2006, $250.0 million in 8.25% Senior Subordinated Notes due in 2008 and approximately $808.2 million from a Senior Credit Facility. The Senior Credit Facility bears interest at variable rates and is comprised of three separate facilities: (1) a term loan for $350.0 million due in 2004, (2) a second term loan for $200.0 million due in 2006 and (3) a revolving credit facility which provides the Company with up to $600.0 million, of which $450.0 million matures in 2004. At April 4, 1999, approximately $339 million was available under the revolving credit facility.

On January 27, 1999, the Company exchanged the Senior Notes and Senior Subordinated Notes. The new notes are substantially identical in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they were exchanged, except that the new notes are registered under the Securities Act of 1933, as amended, and therefore are not subject to certain restrictions on transfer except as described in the Prospectus for the Exchange Offer. The note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and increases in dividends. In addition, all amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock owned by the Company of its direct and indirect majority-owned domestic subsidiaries and (2) a pledge of 65 percent of the stock owned directly and indirectly by the Company of certain foreign subsidiaries.
Exhibit 20.1 contains condensed, consolidating financial information for the Company segregating the guarantor subsidiaries and non-guarantor subsidiaries.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging businesses. In December 1998 the designated pool of receivables was increased to provide for sales of receivables up to $125 million from the previous amount of $75 million. Net funds received from the sale of the accounts receivable totaled $119.5 million and $65.9 million at April 4, 1999, and March 29, 1998, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $1.7 million in the first three months of 1999 and $0.9 million in the first three months of 1998.

The Company was not in default of any loan agreement at April 4, 1999, and has met all payment obligations. However, Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed term loan agreement of which $50.8 million was outstanding at the quarter end. Latapack-Ball has requested a waiver from the lender in respect of the noncompliance.

Shareholders' Equity.
The composition of the accumulated other comprehensive loss at April 4, 1999, and December 31, 1998, is primarily the cumulative effect of foreign currency translation and additional minimum pension liability. Total comprehensive income was $17.7 million for the quarter ended April 4, 1999, and $1.5 million for the quarter ended March 29, 1998. The difference between net income and comprehensive income for each period represents the effects of foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,586,916 shares at both April 4, 1999, and December 31, 1998.

Earnings Per Share.
The following table provides additional information on the computation of earnings per share amounts:

(Millions of dollars except                                                       Three months ended
   per share amounts)                                                    --------------------------------------
                                                                            April 4,             March 29,
                                                                              1999                  1998
                                                                         ----------------     -----------------
Earnings per Common Share
Net income before accounting change                                         $     15.7            $      5.5
Cumulative effect of change in accounting for start-up costs, net
   of tax benefit                                                                  -                    (3.3)
                                                                         ----------------      ----------------
Net income                                                                        15.7                   2.2
Preferred dividends, net of tax benefit                                           (0.7)                 (0.7)
                                                                         ----------------      ----------------
Net earnings attributable to common shareholders                            $     15.0            $      1.5
                                                                         ================      ================

Weighted average common shares outstanding (000s)                               30,240                30,203
                                                                         ================      ================
Earnings per common share:
   Earnings per common share before accounting change                       $     0.50            $     0.16
   Cumulative effect of change in accounting for start-up costs,
     net of tax benefit                                                           -                    (0.11)
                                                                         ----------------      ----------------
   Earnings per common share                                                $     0.50            $     0.05
                                                                         ================      ================


Diluted Earnings Per Share
Net income before accounting change                                         $     15.7            $      5.5
Cumulative effect of change in accounting for start-up costs, net
   of tax benefit                                                                  -                    (3.3)
                                                                         ----------------      ----------------
Net income                                                                        15.7                   2.2
Adjustment for deemed ESOP cash contribution in lieu of the
   ESOP Preferred dividend                                                        (0.5)                 (0.5)
                                                                         ----------------      ----------------
Net earnings attributable to common shareholders                            $     15.2            $      1.7
                                                                         ================      ================

Weighted average common shares outstanding (000s)                               30,240                30,203
Effect of dilutive stock options                                                   438                   174
Common shares issuable upon conversion of the ESOP Preferred Stock               1,833                 1,889
                                                                         ----------------      ----------------
Weighted average shares applicable to diluted earnings per share                32,511                32,266
                                                                         ================      ================

Diluted earnings per share:
   Net income before accounting change                                      $     0.47            $     0.15
   Cumulative effect of change in accounting for start-up costs,
     net of tax benefit                                                            -                   (0.10)
                                                                         ----------------      ----------------
   Diluted earnings per share                                               $     0.47            $     0.05
                                                                         ================      ================

Contingencies.
The Company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of its products and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

The U.S. government is disputing the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government will not reimburse the Company for disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. While the outcome of the trial or the audit is not yet known, the Company's information at this time does not indicate that this matter will have a material, adverse effect upon the financial condition, results of operations or competitive position of the Company.

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

ACQUISITIONS

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). The assets acquired consisted largely of 16 plants in 12 states and Puerto Rico. In connection with the Acquisition, the Company initially provided $56.8 million in the opening balance sheet as an estimate of integration-related costs, including capacity consolidations. During the first quarter of 1999, the Company closed two of the acquired plants and announced in April 1999 that it intends to close a third plant. Capacity is expected to be redirected to other Ball plants. Upon finalization of the integration plan, which is expected in the third quarter of 1999, adjustments to the estimated costs through August 9, 1999, if any, will be reflected as a change in goodwill. Subsequent to that date, any increases in actual costs will be reflected as an adjustment to current period earnings and any decreases will result in a reduction of goodwill.

RESULTS OF OPERATIONS
Consolidated Sales and Earnings
Ball's operations are organized along its product lines and include two segments: (1) the packaging segment and (2) the aerospace and technologies segment. The following table summarizes the results of these two segments:

                                                                                 Three Months Ended
                                                                         -----------------------------------
                                                                           April 4,             March 29,
(dollars in millions)                                                        1999                 1998
                                                                         --------------      --------------
Net Sales
North American metal beverage                                              $   525.0            $   261.0
North American metal food                                                       97.4                 94.8
Plastics                                                                        53.6                 48.5
International                                                                   48.8                 56.7
                                                                         --------------       --------------
   Total packaging segment                                                     724.8                461.0
Aerospace and technologies segment                                              95.5                 88.7
                                                                         --------------       --------------
   Consolidated net sales                                                  $   820.3            $   549.7
                                                                         ==============       ==============

Operating Earnings
Packaging                                                                  $    50.8            $    21.1
Aerospace and technologies                                                       6.2                  8.2
                                                                         --------------       --------------
   Consolidated operating earnings                                         $    57.0            $    29.3
                                                                         ==============       ==============

Packaging Segment
The packaging segment includes the businesses that manufacture metal and PET (polyethylene terephthalate) containers, primarily for use in beverage and food packaging. The Company's packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China
(PRC). Packaging operations in North America have increased as a result of the plants acquired in 1998.

North American metal beverage container sales, which represented approximately 72 percent of segment sales in the first quarter of 1999, increased significantly in comparison to the same period in 1998. The increase was primarily due to the additional sales from the acquired plants as well as the legacy plants running at full capacity, partially offset by lower aluminum commodity prices. During the quarter, two of the acquired plants were closed, with certain related production capacity redirected to other Ball plants. Earnings attributable to North American metal beverage containers also improved in 1999 as a result of the higher sales combined with lower production costs per unit.

North American metal food container sales, which comprised approximately 13 percent of segment sales in the first quarter of 1999, increased slightly over the same period in 1998. This increase was a combination of sales to a new nutriceutical customer and stronger sales in seasonal and nonseasonal lines. Increased production volumes and manufacturing efficiency gains resulted in lower production costs per unit, which, along with the increase in sales, provided improved earnings over the first quarter of 1998.

Plastic container sales continued to increase with sales in the first quarter of 1999 approximately 11 percent above the same period in 1998 when the business was still emerging from start-up. The increase in sales was largely due to additional soft drink production in a recently expanded facility. The sales mix continued to be heavily weighted toward carbonated soft drinks, although water bottle demand and preform sales appear to be developing. The 1999 first quarter results of plastic container operations were significantly improved over the same period in 1998 when it operated at a loss. The improved results were a combination of increased sales, improved production efficiencies and manufacturing cost control.

Internationally, results in the PRC, although not yet at desired levels, were improved as the supply of beverage cans has begun to come more in balance with demand after several years of overcapacity. The closure of two plants in the PRC during the first quarter of 1999 contributed to lower sales. Despite the decrease in sales, however, earnings were improved due largely to lower operating costs, partially the result of reduced headcount and other fixed cost reductions related to plant closures.

Aerospace and Technologies Segment
The aerospace and technologies segment recorded increased sales during the first quarter of 1999 and was recently awarded several new contracts in the aerospace area. Higher aerospace sales and earnings in 1999 were the result of increased program activity. Sales and earnings results were lower in the telecommunication products area due in large part to costs to develop antennas which employ Ball technology for wireless personal communications systems. The related sales had not yet been realized to offset the costs, which were planned as part of the Company's strategy to extend into commercial markets key technologies it has developed in governmental business. Backlog at the end of the first quarter was approximately $270 million compared to $296 million at December 31, 1998, and $271 million at the end of the 1998 first quarter. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

Interest and Taxes
Consolidated interest expense for the first quarter of 1999 was $28.2 million compared to $12.7 million for the first quarter of 1998. The increase is primarily attributable to the additional debt associated with the Acquisition.

Ball's lower consolidated effective income tax rate for the first quarter of 1999, as compared to the same period in 1998, is primarily due to increased U.S. earnings and the reduced tax effects of foreign operations, partially offset by the final phase-in effects of the previously reported 1996 legislated changes in the tax treatment of the costs of company-owned life insurance.

Results of Equity Affiliates and Minority Interests
Equity earnings in affiliates are largely attributable to those from investments in the PRC, Thailand and Brazil and were $0.3 million compared to a loss of $0.3 million for the first quarter of 1998. Results in Brazil, although profitable for the first quarter of 1999, were hampered by the Brazilian government's change in its monetary policy in January 1999, which caused the Brazilian real to devalue. Results in Thailand were also negatively impacted by currency exchange losses in that country.

Minority interests' share of losses were $0.5 million for the first quarter of 1999 compared to $2.6 million for the same period in 1998. The decrease is due primarily to the increase in Ball's direct and indirect ownership in M.C. Packaging (Hong Kong) Limited (M.C. Packaging). During the latter part of 1998, the Company's subsidiary, FTB Packaging Limited, purchased substantially all of the remaining direct and indirect minority interests in M.C. Packaging.

Other Items
In February 1998 Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. In connection with the relocation, the Company recorded a charge in the first quarter of 1998 of $6.3 million ($3.8 million after tax or 13 cents per share), primarily for employee-related costs. The relocation costs were substantially complete by the end of 1998.

During 1998, Ball adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," in advance of its required 1999 implementation date. SOP No. 98-5 requires that costs of start-up activities and organizational costs, as defined, be expensed as incurred. In accordance with this statement, the Company recorded an after-tax charge to earnings of approximately $3.3 million (11 cents per share), retroactive to January 1, 1998, representing the cumulative effect of this change in accounting on prior years.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations in 1999 of $109.3 million increased compared to 1998, due largely to higher working capital requirements, partially offset by higher depreciation in connection with the Reynolds acquisition. Capital spending of $21.5 million in the first three months of 1999 was below depreciation of $35.5 million. Total 1999 capital spending is expected to be below $150 million.

Total  debt  increased  to  $1,499.1  million   at  April 4, 1999,  compared  to
$1,356.6  million  at  December 31, 1998,   primarily  due  to  an  increase  in
inventories to meet seasonal and peak period demands. The debt-to-total capitalization ratio rose to 69.6 percent at April 4, 1999, from 67.7 percent at December 31, 1998.

In connection with the Acquisition, the Company refinanced approximately $521.9 million of its existing debt. The Acquisition and the refinancing, including related costs, were financed with a placement of $300.0 million in 7.75% Senior Notes due in 2006, $250.0 million in 8.25% Senior Subordinated Notes due in 2008 and approximately $808.2 million from a Senior Credit Facility. The Senior Credit Facility bears interest at variable rates and is comprised of three separate facilities: (1) a term loan for $350.0 million due in 2004, (2) a second term loan for $200.0 million due in 2006 and (3) a revolving credit facility which provides the Company with up to $600.0 million, of which $450.0 million matures in 2004. At April 4, 1999, approximately $339 million was available under the revolving credit facility.

On January 27, 1999, the Company exchanged the Senior Notes and Senior Subordinated Notes. The new notes are substantially identical in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they were exchanged, except that the new notes are registered under the Securities Act of 1933, as amended, and therefore are not subject to certain restrictions on transfer except as described in the Prospectus for the Exchange Offer. The note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and increases in dividends. In addition, all amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock owned by the Company of its direct and indirect majority-owned domestic subsidiaries and (2) a pledge of 65 percent of the stock owned directly and indirectly by the Company of certain foreign subsidiaries.

The Company's consolidated operations in Asia had short-term uncommitted credit facilities of approximately $131 million at the end of the first quarter, of which $95 million was outstanding at April 4, 1999.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging businesses. In December 1998 the designated pool of receivables was increased to provide for sales of receivables up to $125 million from the previous amount of $75 million. Net funds received from the sale of the accounts receivable totaled $119.5 million and $65.9 million at April 4, 1999, and March 29, 1998, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $1.7 million in the first three months of 1999 and $0.9 million in the first three months of 1998.

The Company was not in default of any loan agreement at April 4, 1999, and has met all payment obligations. However, Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed term loan agreement of which $50.8 million was outstanding at the quarter end. Latapack-Ball has requested a waiver from the lender in respect of the noncompliance.


CONTINGENCIES

Year 2000 Systems Review

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

Over the course of the past several years, systems installations, upgrades and enhancements were performed by the Company in the ordinary course of business with attention given to Year 2000 matters. As a result, when the formal Year 2000 program was instituted in 1996, many of the Year 2000 matters potentially affecting the Company had either been resolved or were near resolution. The program currently in effect was instituted to make the remaining software and systems Year 2000 compliant in time to minimize any significant negative effects on operations and is divided into six major phases: (1) project initiation,
(2) awareness, (3) assessment, (4) remediation, (5) testing and (6) contingency planning. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems and the compliance profiles of significant vendors, lenders and customers. As of April 1999, the Company estimated that the program was approximately 90 percent complete with regard to critical systems, and completion of the entire project is on target for mid- to late 1999. International operations, for the most part, are following the U.S. program, and international joint venture operations are being assessed.

Because most of the Company's efforts were initiated to address specific business requirements or to stay technologically current, it is difficult to quantify costs incurred solely in conjunction with the Year 2000 project. However, certain incremental costs of approximately $2 million have been identified, including the purchase of software to manage the project, software to check personal computer hardware and software compliance, and contractor assistance. All such costs are being funded through operating cash flows.

Ball relies on third-party suppliers for raw materials, water, utilities, transportation, banking and other key services. The inability of principal suppliers, including utilities, to be Year 2000 ready could result in delays in product deliveries from such suppliers and disrupt the Company's ability to supply its products. Ball's review program includes efforts to evaluate the status of suppliers' and customers' efforts, including, but not limited to, questionnaires as a means of identifying risk. None of the suppliers contacted to date have indicated any compliance issues. However, the replies indicate that most suppliers, vendors and customers will not provide any assurance that they will be Year 2000 compliant.

A worst-case scenario for the Company with respect to the Year 2000 issue could be the failure of either a critical vendor or the Company's manufacturing and information systems. Such failures could result in production outages and lost sales and profits.

The Company is developing contingency plans intended to mitigate the possible disruption of business operations that may result from external third-party Year 2000 issues. Such plans may include accelerating raw material delivery schedules, increasing finished goods inventory levels, securing alternate sources of supply, adjusting facility shutdown and start-up schedules and other appropriate measures. The Company is currently prioritizing critical systems and intends to have its contingency plans in place by the end of the second quarter of 1999. The contingency plans and related cost estimates will be refined as additional information becomes available.

Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of the third-party suppliers and customers, the Company is unable to determine whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, the Company believes that, with the recent implementation of new business systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contain forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of associated incremental costs could be adversely impacted by, among other things, the availability and cost of programming and testing resources, the ability of suppliers and customers to bring their systems into Year 2000 compliance, and unanticipated problems identified in the ongoing compliance review.

The information contained herein regarding the Company's efforts to deal with the Year 2000 problem apply to all of the Company's products and services. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Disclosure Act.

Other

The Company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which Ball participates, its operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of its products and changing capital markets. Where practicable, the Company attempts to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

The U.S. government is disputing the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government will not reimburse the Company for disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. While the outcome of the trial or the audit is not yet known, the Company's information at this time does not indicate that this matter will have a material, adverse effect upon the financial condition, results of operations or competitive position of the Company.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company employs established risk management policies and procedures to reduce its exposure to commodity price changes, changes in interest rates and fluctuations in foreign currencies. The Company's objective in managing its exposure to commodity price changes is to limit the impact of commodity price changes on earnings and cash flow through arrangements with suppliers, and, at times, through the use of certain derivative instruments designated as hedges. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. To achieve these objectives, the Company primarily uses interest rate swaps, collars and options to manage the Company's mix of floating and fixed-rate debt between a minimum and maximum percentage, which is set by policy. The Company's objective in managing its exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign currency exchange rate changes.

The Company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the change in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of April 4, 1999, did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The Company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the Company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions and the development of certain domestic and international markets. Some factors that could cause the Company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; the weather; fuel costs and availability; regulatory action; federal and state legislation; interest rates; labor strikes; boycotts; litigation involving antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; local economic conditions; the authorization and control over the availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of the satellite launches and business of EarthWatch; the devaluation of international currencies; the ability to obtain adequate credit resources for foreseeable financing requirements of the Company's businesses; the inability of the Company to achieve year 2000 compliance; the ability of the Company to acquire other businesses. If the Company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the Company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 27, 1999, Plastic Solutions of Texas, Inc. (PST) and Kurt H. Ruppman, Sr. (Ruppman) filed a Statement of Claim with the American Arbitration Association alleging the Company breached a contract between the Company and PST and Ruppman relating to the grant of a license under certain patents and technology owned by PST and Ruppman relating to the use of cryogenics in the manufacture of hot fill PET bottles. The claim seeks termination of the contract and damages for breach of the contract. The Statement of Claim seeks compensatory damages of not less than $4.1 million and punitive damages of not less than $1 million. The Company has filed an answer and counterclaim. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for the matter.

In 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C. (Ball-Foster Glass), which the Company no longer owns, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the Company for defense and indemnity. The Company has in turn tendered this lawsuit to its liability carrier, Commercial Union, for defense and indemnity. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter. Plaintiffs appear to be proceeding to join all companies which are alleged to be Potentially Responsible Parties in the various operable units in the San Gabriel Valley Superfund Site.

On March 19, 1999, the Lemelson Medical, Education & Research Foundation, Limited Partnership (Lemelson) gave notice to the Company that the Company allegedly infringed certain patents owned by that entity which are alleged to cover machine vision and automatic identification equipment (Auto ID). Lemelson alleges that the patented machine vision methods cover product inspection and production control operations including inspection for flaws or defects and conformance with specifications and standards. Auto ID allegedly covers bar code recognition. Lemelson also claims that it has patents pending that broadly cover something that is referred to as flexible manufacturing.

Lemelson has offered the Company a license under all patents owned or controlled by Lemelson, with certain exceptions. Through the purchase of the North American beverage can manufacturing business of Reynolds Metals Company, the Company has also been granted an option for a license, which the Company is considering. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter.


Item 2.  Changes in securities

There were no events required to be reported under Item 2 for the quarter ending April 4, 1999.

Item 3.  Defaults upon senior securities

There were no events required to be reported under Item 3 for the quarter ending April 4, 1999.


Item 4.  Submission of matters to a vote of security holders

There were no events required to be reported under Item 4 for the quarter ending April 4, 1999.


Item 5.  Other information

There were no events required to be reported under Item 5 for the quarter ending April 4, 1999.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

            20.1           Subsidiary Guarantees of Debt
            27.1           Financial Data Schedule
            99.1 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ending April 4, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:      /s/ R. David Hoover
         R. David Hoover
         Vice Chairman and
           Chief Financial Officer


Date:       May 14, 1999

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  April 4, 1999

                                  EXHIBIT INDEX

          Description                                       Exhibit
                                                         -------------
Subsidiary Guarantees of Debt (Filed herewith.)             EX-20.1

Financial Data Schedule (Filed herewith.)                   EX-27.1

Safe Harbor Statement Under the Private Securities
     Litigation Reform Act of 1995, as amended.
     (Filed herewith.)                                      EX-99.1