Form 10-Q
period 1999-07-04
BALL CORP
filed 1999-08-18
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 4, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at August 8, 1999
     -----------------                        -----------------------------
       Common Stock,
     without par value                              30,407,533 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                        For the period ended July 4, 1999



                                      INDEX



                                                                    Page Number
                                                                   -------------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of
            Income for the Three- and Six-Month Periods
            Ended July 4, 1999, and June 28, 1998                         3

          Unaudited Condensed Consolidated Balance Sheet
            at July 4, 1999, and December 31, 1998                        4

          Unaudited Condensed Consolidated Statement of
            Cash Flows for the Six-Month Periods
            Ended July 4, 1999, and June 28, 1998                         5

          Notes to Unaudited Condensed Consolidated
            Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                13

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                  18

PART II.  OTHER INFORMATION                                              20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                        Three Months Ended            Six Months Ended
                                                  ----------------------------- -----------------------------
                                                      July 4,        June 28,       July 4,       June 28,
                                                       1999           1998           1999           1998
                                                  -------------- -------------- -------------- --------------
Net sales                                          $   979.0      $   645.6      $ 1,799.3      $ 1,195.3
                                                  -------------- -------------- -------------- --------------

Costs and expenses
  Cost of sales (excluding depreciation and
    amortization)                                      817.9          540.4        1,509.8        1,006.6
  Depreciation and amortization                         39.7           31.1           81.2           60.5
  Selling and administrative expenses                   37.2           23.6           67.7           49.0
  Product development and other                          3.2            3.7            6.8            7.0
  Headquarters relocation costs                          -              4.0            -             10.3
  Interest expense                                      27.3           13.4           55.5           26.1
                                                  -------------- -------------- -------------- --------------
                                                       925.3          616.2        1,721.0        1,159.5
                                                  -------------- -------------- -------------- --------------

Income before taxes on income                           53.7           29.4           78.3           35.8
Provision for taxes on income                          (20.0)         (12.4)         (29.7)         (15.6)
Minority interests                                      (1.0)           1.4           (0.5)           4.0
Equity in (losses) earnings of affiliates               (0.7)           0.8           (0.4)           0.5
                                                  -------------- -------------- -------------- --------------

Net income before accounting change                     32.0           19.2           47.7           24.7
Cumulative effect of change in accounting
  for start-up costs, net of tax benefit                 -              -              -             (3.3)
                                                  -------------- -------------- -------------- --------------
Net income                                              32.0           19.2           47.7           21.4
Preferred dividends, net of tax benefit                 (0.7)          (0.7)          (1.4)          (1.4)
                                                  -------------- -------------- -------------- --------------
Earnings attributable to common shareholders       $    31.3      $    18.5      $    46.3      $    20.0
                                                  ============== ============== ============== ==============

Net earnings per common share:
  Net income before accounting change              $    1.03      $    0.61      $    1.53      $     0.77
  Cumulative effect of change in accounting
    for start-up costs, net of tax benefit              -              -              -              (0.11)
                                                  -------------- -------------- -------------- --------------
  Earnings per common share                        $    1.03      $    0.61      $    1.53      $     0.66
                                                  ============== ============== ============== ==============

Diluted earnings per share:
  Net income before accounting change              $    0.96      $    0.58      $    1.42      $     0.73
  Cumulative effect of change in accounting
    for start-up costs, net of tax benefit              -              -              -              (0.10)
                                                  -------------- -------------- -------------- --------------
  Diluted earnings per share                       $    0.96      $    0.58      $    1.42      $     0.63
                                                  ============== ============== ============== ==============

Cash dividends declared per common share           $    0.15      $    0.15      $    0.30      $     0.30
                                                  ============== ============== ============== ==============



See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)

                                                                                   July 4,             December 31,
                                                                                    1999                   1998
                                                                             ------------------    ------------------
ASSETS
Current assets
   Cash and temporary investments                                               $        48.7         $        34.0
   Accounts receivable, net                                                             380.2                 273.5
   Inventories, net                                                                     530.5                 483.8
   Deferred income tax benefits and prepaid expenses                                     79.7                  94.3
                                                                             ------------------    ------------------
     Total current assets                                                             1,039.1                 885.6
                                                                             ------------------    ------------------

Property, plant and equipment, net                                                    1,147.9               1,174.4
Goodwill and other assets                                                               741.4                 794.8
                                                                             ------------------    ------------------
                                                                                $     2,928.4         $     2,854.8
                                                                             ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt                        $       123.7         $       126.8
   Accounts payable                                                                     368.6                 350.3
   Salaries, wages and accrued employee benefits                                         83.6                  97.1
   Other current liabilities                                                            103.6                 113.4
                                                                             ------------------    ------------------
     Total current liabilities                                                          679.5                 687.6
                                                                             ------------------    ------------------

Long-term debt                                                                        1,295.9               1,229.8
Employee benefit obligations, deferred income taxes and other
   noncurrent liabilities                                                               266.1                 290.7
                                                                             ------------------    ------------------
   Total noncurrent liabilities                                                       1,562.0               1,520.5
                                                                             ------------------    ------------------

Contingencies
Minority interests                                                                       20.7                  24.4
                                                                             ------------------    ------------------

Shareholders' equity
   Series B ESOP Convertible Preferred Stock                                             57.4                  57.2
   Unearned compensation - ESOP                                                         (25.1)                (29.5)
                                                                             ------------------    ------------------
     Preferred shareholder's equity                                                      32.3                  27.7
                                                                             ------------------    ------------------

   Common stock (35,561,119 shares issued - 1999;
     34,859,636 shares issued - 1998)                                                   400.6                 368.4
   Retained earnings                                                                    435.1                 397.9
   Accumulated other comprehensive loss                                                 (28.1)                (31.7)
   Treasury stock, at cost (5,093,375 shares - 1999;
     4,404,758 shares - 1998)                                                          (173.7)               (140.0)
                                                                             ------------------    ------------------
     Common shareholders' equity                                                        633.9                 594.6
                                                                             ------------------    ------------------
           Total shareholders' equity                                                   666.2                 622.3
                                                                             ------------------    ------------------
                                                                                $     2,928.4         $     2,854.8
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                        Six Months Ended
                                                                             ----------------------------------------
                                                                                   July 4,              June 28,
                                                                                    1999                  1998
                                                                             ------------------    ------------------
Cash flows from operating activities
   Net income                                                                    $   47.7               $   21.4
   Reconciliation of net income to net cash used in
     operating activities:
     Depreciation and amortization                                                   81.2                   60.5
     Headquarters relocation costs                                                    -                     10.3
     Other, net                                                                      26.2                    5.1
     Changes in working capital components                                         (147.9)                 (25.0)
                                                                             ------------------    ------------------
       Net cash provided by operating activities                                      7.2                   72.3
                                                                             ------------------    ------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                       (44.4)                 (37.7)
   Other, net                                                                         5.8                   (1.2)
                                                                             ------------------    ------------------
       Net cash used in investing activities                                        (38.6)                 (38.9)
                                                                             ------------------    ------------------

Cash flows from financing activities
   Net change in long-term debt                                                      58.5                  (24.3)
   Net change in short-term debt                                                      9.5                   40.9
   Common and preferred dividends                                                   (11.3)                 (11.3)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                         24.5                   15.4
   Acquisitions of treasury stock                                                   (33.7)                  (8.2)
   Other, net                                                                        (1.4)                  (3.0)
                                                                             ------------------    ------------------
       Net cash provided by financing activities                                     46.1                    9.5
                                                                             ------------------    ------------------

Net increase in cash and temporary investments                                       14.7                   42.9
Cash and temporary investments:
   Beginning of period                                                               34.0                   25.5
                                                                             ------------------    ------------------
   End of period                                                                 $   48.7               $   68.4
                                                                             ==================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
July 4, 1999

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

Reclassifications.
Certain prior-year amounts have been reclassified in order to conform with the current year presentation.

New Accounting Standards.
Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual and interim financial statements. Annual reporting under this pronouncement was effective for Ball in 1998. Interim reporting became effective for Ball in 1999, and that information is included on page 7 of this report.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," essentially requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. In June 1999 SFAS No. 137 was issued to defer the effective date of SFAS No. 133 by one year. As a result, SFAS No. 133 will not be effective for Ball until 2001. The effect, if any, of adopting this standard has not yet been determined.

Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use and was adopted by Ball as of January 1, 1999. The adoption of SOP No. 98-1 has not had a significant impact on the Company's operations or financial condition.

During the fourth quarter of 1998, Ball adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," in advance of its required 1999 implementation date. SOP No. 98-5 requires that costs of start-up activities and organizational costs, as defined, be expensed as incurred. In accordance with this statement, the Company recorded an after-tax charge to earnings of approximately $3.3 million (11 cents per share), retroactive to January 1, 1998, representing the cumulative effect of this change in accounting on prior years. As a result of this change in accounting, certain amounts previously reported in 1998 have been restated.

Business Segment Information.
Ball's operations are organized along its product lines and include two segments: (1) packaging and (2) aerospace and technologies. The accounting policies of the segments are the same as those in the condensed consolidated financial statements. Prior-year segment information has been restated to conform to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

The aerospace and technologies segment includes advanced antenna and video systems, communication and video products and the aerospace systems area which is comprised of civil space systems, technology operations, defense systems, commercial space operations and systems engineering.

Summary of business by Segment                          Three Months Ended                Six Months Ended
                                                    ----------------------------    ----------------------------
                                                       July 4,         June 28,        July 4,        June 28,
(dollars in millions)                                   1999             1998           1999            1998
                                                    ------------    ------------    ------------    ------------
Net Sales
Packaging                                             $   877.1       $   562.1       $ 1,601.9       $ 1,023.1
Aerospace and technologies                                101.9            83.5           197.4           172.2
                                                    ------------    ------------    ------------    ------------
   Consolidated net sales                             $   979.0       $   645.6       $ 1,799.3       $ 1,195.3
                                                    ============    ============    ============    ============

Operating Earnings
Packaging                                             $    83.4      $     38.1       $   134.2       $    59.2
Aerospace and technologies                                  6.5             8.0            12.7            16.2
                                                    ------------    ------------    ------------    ------------
   Segment earnings before interest and taxes              89.9            46.1           146.9            75.4
Headquarters relocation costs                               -              (4.0)            -             (10.3)
Corporate undistributed expenses, net                      (8.9)            0.7           (13.1)           (3.2)
                                                    ------------    ------------    ------------    ------------
Earnings before interest and taxes                         81.0            42.8           133.8            61.9
Interest expense                                          (27.3)          (13.4)          (55.5)          (26.1)
Provision for taxes on income                             (20.0)          (12.4)          (29.7)          (15.6)
Minority interests                                         (1.0)            1.4            (0.5)            4.0
Equity in earnings (losses) of affiliates                  (0.7)            0.8            (0.4)            0.5
                                                    ------------    ------------    ------------    ------------
   Consolidated net income before accounting
     change in 1998                                   $    32.0     $      19.2        $   47.7       $    24.7
                                                    ============    ============    ============    ============

                                                                         July 4,            December 31,
                                                                          1999                  1998
                                                                   -----------------     -----------------
Net Investment
Packaging                                                              $ 1,242.4             $ 1,164.3
Aerospace and technologies                                                 153.4                 143.5
                                                                   -----------------     -----------------
   Segment net investment                                                1,395.8               1,307.8
Corporate net investment and eliminations                                 (729.6)               (685.5)
                                                                   -----------------     -----------------
   Consolidated net investment                                         $   666.2             $   622.3
                                                                   =================     =================

Acquisitions.
On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). The assets acquired consisted largely of 16 plants in 12 states and Puerto Rico. In connection with the Acquisition, the Company initially provided $56.8 million in the opening balance sheet as an estimate of integration-related costs, including capacity consolidations. During the first quarter of 1999, the Company closed two of the acquired plants and announced in April 1999 that it intends to close a third plant by the end of 1999. Capacity is expected to be redirected to other Ball plants. Upon finalization of the integration plan, which is expected in the third quarter of 1999, adjustments to the estimated costs through August 9, 1999, if any, will be reflected as a change in goodwill. Subsequent to that date, any increases in actual costs will be included in current period earnings and any decreases will result in a reduction of goodwill.

Headquarters Relocation, Plant Closures and Other Costs.
In February 1998 Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. In connection with the relocation, which has been completed, the Company recorded pretax charges of $6.3 million ($3.8 million after tax or 13 cents per share) and $4.0 million ($2.4 million after tax or eight cents per share) in the first and second quarters of 1998, primarily for employee-related costs.

During the last quarter of 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions were taken largely to address industry overcapacity. The Company's preliminary estimates included a $52.0 million, largely noncash, charge in the fourth quarter of 1998 to write down equipment, goodwill and other assets to net realizable values and $4.2 million of other costs. Any adjustments to the preliminary estimates will be reflected as an adjustment to current period earnings.

Inventories.
Inventories consisted of the following:

   (in millions of dollars)                                              July 4,           December 31,
                                                                          1999                 1998
                                                                   -----------------    -----------------
   Raw materials and supplies                                        $      163.8         $      131.2
   Work in process and finished goods                                       366.7                352.6
                                                                   -----------------    -----------------
                                                                     $      530.5         $      483.8
                                                                   =================    =================

Property, Plant and Equipment.
Property, plant and equipment consisted of the following:

   (in millions of dollars)                                              July 4,           December 31,
                                                                          1999                 1998
                                                                   -----------------    -----------------

   Land                                                              $       61.5         $       62.2
   Buildings                                                                428.3                410.5
   Machinery and equipment                                                1,417.8              1,410.2
                                                                   -----------------    -----------------
                                                                          1,907.6              1,882.9
   Accumulated depreciation                                                (759.7)              (708.5)
                                                                   -----------------    -----------------
                                                                     $    1,147.9         $    1,174.4
                                                                   =================    =================

Goodwill and Other Assets.
The composition of other assets was as follows:

   (in millions of dollars)                                              July 4,           December 31,
                                                                          1999                 1998
                                                                   -----------------    -----------------
   Goodwill                                                          $      515.8         $      555.9
   Other                                                                    225.6                238.9
                                                                   -----------------    -----------------
                                                                     $      741.4         $      794.8
                                                                   =================    =================

Debt and Guarantees of Subsidiaries.
In  connection  with  the  Acquisition,  the  Company  refinanced  approximately
$521.9 million of its existing debt. The Acquisition and the refinancing, including related costs, were financed with a placement of $300.0 million in 7.75% Senior Notes due in 2006, $250.0 million in 8.25% Senior Subordinated Notes due in 2008 and approximately $808.2 million from a Senior Credit Facility. The Senior Credit Facility bears interest at variable rates and is comprised of three separate facilities: (1) a term loan for $350.0 million due in 2004,(2) a second term loan for $200.0 million due in 2006 and (3) a revolving credit facility which provides the Company with up to $600.0 million, of which $450.0 million matures in 2004. At July 4, 1999, approximately $355 million was available under the revolving credit facility.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and increases in dividends. However, the note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended. All amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock owned by the Company of its direct and indirect majority-owned domestic subsidiaries and (2) a pledge of 65 percent of the stock owned directly and indirectly by the Company of certain foreign subsidiaries.
Exhibit 20.1 contains condensed, consolidating financial information for the Company segregating the guarantor subsidiaries and non-guarantor subsidiaries.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging businesses. In December 1998 the designated pool of receivables was increased to provide for sales of receivables up to $125 million from the previous amount of $75 million. Net funds received from the sale of the accounts receivable totaled $122.5 million and $65.9 million at July 4, 1999, and June 28, 1998, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $1.6 million and $3.3 million for the first three and six months of 1999, respectively, and $1.0 million and $1.9 million for the same periods in 1998, respectively.

The Company was not in default of any loan agreement at July 4, 1999, and has met all payment obligations. However, Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed term loan agreement of which $50.8 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to April 1, 1999, and has requested a further waiver in respect of the noncompliance during the second quarter.

Shareholders' Equity.
The composition of the accumulated other comprehensive loss at July 4, 1999, and December 31, 1998, is primarily the cumulative effect of foreign currency translation and additional minimum pension liability. Total comprehensive income for the second quarter and first half of 1999 was $33.6 million and $51.3 million, respectively, and $17.1 million and $18.6 million for the comparative periods of 1998, respectively. The difference between net income and comprehensive income for each period represents the effects of foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,561,044 shares at July 4, 1999, and 1,586,916 shares at December 31, 1998.

Earnings Per Share.
The following table provides additional information on the computation of earnings per share amounts:

(Millions of dollars except                            Three Months Ended            Six Months Ended
   per share amounts)                              --------------------------- ---------------------------
                                                       July 4,      June 28,       July 4,      June 28,
                                                        1999          1998          1999          1998
                                                   ------------- ------------- ------------- -------------
Earnings per Common Share
Net income before accounting change                   $   32.0      $   19.2      $  47.7       $  24.7
Cumulative effect of change in accounting for
   start-up costs, net of tax benefit                        -             -            -          (3.3)
                                                   ------------- ------------- ------------- -------------
Net income                                                32.0          19.2         47.7          21.4
Preferred dividends, net of tax benefit                   (0.7)         (0.7)        (1.4)         (1.4)
                                                   ------------- ------------- ------------- -------------
Net earnings attributable to common shareholders      $   31.3      $   18.5      $  46.3       $  20.0
                                                   ============= ============= ============= =============
Weighted average common shares (000s)                   30,326        30,322       30,282        30,264
                                                   ============= ============= ============= =============

Earnings per common share before accounting change    $   1.03      $   0.61      $  1.53       $  0.77
Cumulative effect of change in accounting for
   start-up costs, net of tax benefit                        -             -            -         (0.11)
                                                   ------------- ------------- ------------- -------------
Earnings per common share                             $   1.03      $   0.61      $  1.53       $  0.66
                                                   ============= ============= ============= =============
Diluted Earnings per Share
Net income before accounting change                   $   32.0      $   19.2      $  47.7       $  24.7
Cumulative effect of change in accounting for
   start-up costs, net of tax benefit                        -             -            -          (3.3)
                                                   ------------- ------------- ------------- -------------
Net income                                                32.0          19.2         47.7          21.4
Adjustment for deemed ESOP cash contribution in
  lieu of the ESOP Preferred dividend                     (0.5)         (0.5)        (1.0)         (1.0)
                                                   ------------- ------------- ------------- -------------
Net earnings attributable to common shareholders      $   31.5      $   18.7      $  46.7       $  20.4
                                                   ============= ============= ============= =============

Weighted average common shares (000s)                   30,326        30,322       30,282        30,264
Effect of dilutive stock options                           664           282          638           224
Common shares issuable upon conversion of the
  ESOP Preferred stock                                   1,810         1,869        1,822         1,879
                                                   ------------- ------------- ------------- -------------
Weighted average shares applicable
  to diluted earnings per share                         32,800        32,473       32,742        32,367
                                                   ============= ============= ============= =============

Earnings per common share before accounting change    $   0.96      $   0.58      $  1.42       $  0.73
Cumulative effect of change in accounting for
   start-up costs, net of tax benefit                        -             -            -         (0.10)
                                                   ------------- ------------- ------------- -------------
Diluted earnings per share                            $   0.96      $   0.58      $  1.42       $  0.63
                                                   ============= ============= ============= =============


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

The U.S. government is disputing the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government will not reimburse the Company for disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. However, more recently, Ball's Corporate Administrative Contracting Officer has resolved the DCAA's disallowance in Ball's favor and has incorporated this favorable resolution into a Memorandum of Agreement with Ball to close out cost claims for years 1994 through 1997. While the outcome of the trial or the audit is not yet known, the Company's information at this time does not indicate that this matter will have a material, adverse effect upon the financial condition, results of operations or competitive position of the Company.

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

ACQUISITIONS

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). The assets acquired consisted largely of 16 plants in 12 states and Puerto Rico. In connection with the Acquisition, the Company initially provided $56.8 million in the opening balance sheet as an estimate of integration-related costs, including capacity consolidations. During the first quarter of 1999, the Company closed two of the acquired plants and announced in April 1999 that it intends to close a third plant. Capacity is expected to be redirected to other Ball plants. Upon finalization of the integration plan, which is expected in the third quarter of 1999, adjustments to the estimated costs through August 9, 1999, if any, will be reflected as a change in goodwill. Subsequent to that date, any increases in actual costs will be included in current period earnings and any decreases in estimates will result in a reduction of goodwill.

RESULTS OF OPERATIONS
Consolidated Sales and Earnings
Ball's operations are organized along its product lines and include two segments: (1) the packaging segment and (2) the aerospace and technologies segment. The following table summarizes the results of these two segments:


                                                       Three Months Ended               Six Months Ended
                                                 ----------------------------    ----------------------------
                                                    July 4,         June 28,        July 4,        June 28,
(dollars in millions)                                1999             1998           1999            1998
                                                 ------------    ------------    ------------    ------------
Net Sales
North American metal beverage                     $   635.2       $   330.6       $ 1,160.2       $   591.6
North American metal food                             113.8           109.7           211.2           204.5
Plastics                                               61.9            61.1           115.5           109.6
International                                          66.2            60.7           115.0           117.4
                                                 ------------    ------------    ------------    ------------
   Total packaging segment                            877.1           562.1         1,601.9         1,023.1
Aerospace and technologies segment                    101.9            83.5           197.4           172.2
                                                 ------------    ------------    ------------    ------------
   Consolidated net sales                         $   979.0       $   645.6       $ 1,799.3       $ 1,195.3
                                                 ============    ============    ============    ============

Operating Earnings
Packaging                                         $    83.4       $    38.1       $   134.2       $    59.2
Aerospace and technologies                              6.5             8.0            12.7            16.2
                                                 ------------    ------------    ------------    ------------
   Consolidated operating earnings                $    89.9       $    46.1       $   146.9       $    75.4
                                                 ============    ============    ============    ============

Packaging Segment
The packaging segment includes the businesses that manufacture metal and PET (polyethylene terephthalate) containers, primarily for use in beverage and food packaging. The Company's packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China
(PRC). Packaging operations in North America have increased as a result of the plants acquired in 1998 as part of the Acquisition.

North American metal beverage container sales, which represented approximately 72 percent of segment sales in both the second quarter and first half of 1999, nearly doubled in comparison to the same periods in 1998. The increase was primarily due to the additional sales from the acquired plants as well as the legacy plants running at full capacity, partially offset by lower aluminum commodity prices. The Company's metal beverage container shipments were up slightly over what Ball's legacy and acquired plants shipped in the first half of 1998, while overall industry shipments were comparable for the two periods. During the first quarter, two of the acquired plants were closed, with certain related production requirements redirected to other Ball plants. Earnings attributable to North American metal beverage containers also improved in 1999 as a result of the higher sales combined with lower production costs per unit.

North American metal food container sales, which comprised approximately 13 percent of segment sales in the both the second quarter and first half of 1999, increased slightly over the same periods in 1998. This increase was the result of stronger sales in seasonal and nonseasonal lines. Increased production volumes and manufacturing efficiency gains resulted in lower production costs per unit, which, along with the increase in sales, provided improved earnings over the same periods of 1998.

Plastic container sales for the first half of 1999 increased approximately 5 percent compared to 1998, with second quarter sales increasing modestly. The increase in sales was largely due to additional soft drink volume from a recently expanded facility. The sales mix continues to be weighted primarily toward carbonated soft drinks and water. Despite increased resin prices, the 1999 second quarter and first half results of plastic container operations were significantly improved over the same periods in 1998, a combination of increased sales, improved production efficiencies and manufacturing cost control.

Internationally, results in the PRC, although not yet at desired levels, were at record levels for the second quarter due largely to increased demand for beverage cans. The closure of two plants in the PRC during the first quarter of 1999 contributed to lower sales during that period. Earnings were improved due largely to numerous cost-cutting and productivity improvement programs which have been put in place there.

Aerospace and Technologies Segment
The larger aerospace systems operation had sales and earnings well above the second quarter and first half of 1998 as a result of increased program activity. Sales and earnings results in other areas were lower due largely to costs to develop antennas which employ Ball technology for wireless personal communications systems. The related sales had not yet been realized to offset the costs, which were planned as part of the Company's strategy to extend into commercial markets key technologies it has developed in governmental business. Backlog at the end of the second quarter was approximately $343 million compared to $296 million at December 31, 1998, and $352 million at the end of the 1998 second quarter. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

Selling and Administrative Expenses
Higher consolidated selling and administrative expenses in 1999 compared to 1998 were due partially to the additional costs associated with the acquired plants, including salaries and interim administrative support. Also contributing to the increase were higher incentive compensation costs and a nonrecurring charge in the second quarter for $4.7 million associated with an executive stock option grant which vested in April when the Company's closing stock price reached specified levels. The offset to the charge was recorded as common stock.

Interest and Taxes
Consolidated interest expense for the second quarter and first half of 1999 was $27.3 million and $55.5 million, respectively, compared to $13.4 million and $26.1 million for the same periods in 1998, respectively. The increase is primarily attributable to the additional debt associated with the Acquisition.

Ball's lower consolidated effective income tax rate for the second quarter and first half of 1999, as compared to the same periods in 1998, is primarily due to increased U.S. earnings and the reduced tax effects of foreign operations, partially offset by the final phase-in effects of the previously reported 1996 legislated changes in the tax treatment of the costs of company-owned life insurance. Increased research and development tax credits also contributed to the reduced rate in 1999.

Results of Equity Affiliates and Minority Interests
Equity earnings in affiliates are largely attributable to those from investments in the PRC, Thailand and Brazil and were a loss of $0.4 million compared to income of $0.5 million for the first half of 1998. Results in Brazil were hampered by the Brazilian government's change in its monetary policy in January 1999, which caused the Brazilian real to devalue.

Minority interests' share of income was $0.5 million for the first half of 1999 compared to their share of losses of $4.0 million for the same period in 1998. The variance is the result of improved earnings combined with the increase in Ball's direct and indirect ownership in M.C. Packaging (Hong Kong) Limited during the latter part of 1998.

Other Items
In February 1998 Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. In connection with the relocation, which has been completed, the Company recorded a charge in the first quarter and first half of 1998 of $4.0 million ($2.4 million after tax or eight cents per share) and $10.3 million ($6.3 million after tax or 21 cents per share), respectively, primarily for employee-related costs.

During 1998 Ball adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," in advance of its required 1999 implementation date. SOP No. 98-5 requires that costs of start-up activities and organizational costs, as defined, be expensed as incurred. In accordance with this statement, the Company recorded an after-tax charge to earnings of approximately $3.3 million (11 cents per share), retroactive to January 1, 1998, representing the cumulative effect of this change in accounting on prior years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in 1999 of $7.2 million decreased compared to 1998, due largely to seasonal working capital requirements, partially offset by improved earnings. Capital spending of $44.4 million in the first six months of 1999 was below depreciation of $81.2 million. Total 1999 capital spending is expected to be approximately $130 million.

Total   debt   increased  to  $1,419.6  million  at  July 4, 1999,  compared  to
$1,356.6 million at December 31, 1998, primarily due to the normal increase in inventories to meet seasonal and peak period demands. The debt-to-total capitalization ratio of 67.4 percent at July 4, 1999, was comparable to
67.7 percent at December 31, 1998.

In  connection  with  the  Acquisition,  the  Company  refinanced  approximately
$521.9 million of its existing debt. The Acquisition and the refinancing, including related costs, were financed with a placement of $300.0 million in 7.75% Senior Notes due in 2006, $250.0 million in 8.25% Senior Subordinated Notes due in 2008 and approximately $808.2 million from a Senior Credit Facility. The Senior Credit Facility bears interest at variable rates and is comprised of three separate facilities: (1) a term loan for $350.0 million due in 2004, (2) a second term loan for $200.0 million due in 2006 and
(3) a revolving credit facility which provides the Company with up to $600.0 million, of which $450.0 million matures in 2004. At July 4, 1999, approximately $355 million was available under the revolving credit facility.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and increases in dividends. However, the note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended. All amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock owned by the Company of its direct and indirect majority-owned domestic subsidiaries and (2) a pledge of 65 percent of the stock owned directly and indirectly by the Company of certain foreign subsidiaries.

The Company's consolidated operations in Asia had short-term uncommitted credit facilities of approximately $142 million at the end of the second quarter, of which $63 million was outstanding at July 4, 1999.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging businesses. In December 1998 the designated pool of receivables was increased to provide for sales of receivables up to $125 million from the previous amount of $75 million. Net funds received from the sale of the accounts receivable totaled $122.5 million and $65.9 million at July 4, 1999, and June 28, 1998, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $1.6 million and $3.3 million for the first three and six months of 1999, respectively, and $1.0 million and $1.9 million for the same periods in 1998, respectively.

The Company was not in default of any loan agreement at July 4, 1999, and has met all payment obligations. However, Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed term loan agreement of which $50.8 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to April 1, 1999, and has requested a further waiver in respect of the noncompliance during the second quarter.

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

Over the course of the past several years, systems installations, upgrades and enhancements were performed by the Company in the ordinary course of business with attention given to Year 2000 matters. As a result, when the formal Year 2000 program was instituted in 1996, many of the Year 2000 matters potentially affecting the Company had either been resolved or were near resolution. The program currently in effect was instituted to make the remaining software and systems Year 2000 compliant in time to minimize any significant negative effects on operations and is divided into five major phases: (1) project initiation,
(2) awareness, (3) assessment, (4) remediation and (5) testing. The program covers information systems infrastructure, financial and administrative systems, process control and manufacturing operating systems and the compliance profiles of significant vendors, lenders and customers. As of April 1999, the Company estimated that the program was nearly complete with regard to critical systems, and completion of the entire project is on target for the latter half of 1999. International operations, for the most part, are following the U.S. program, and international joint venture operations are being assessed.

Because most of the Company's efforts were initiated to address specific business requirements or to stay technologically current, it is difficult to quantify costs incurred solely in conjunction with the Year 2000 project. However, certain incremental costs of approximately $3 million have been identified, including contractor assistance, the purchase of software to manage the project and software to check personal computer hardware and software compliance. All such costs are being funded through operating cash flows.

Ball relies on third-party suppliers for raw materials, water, utilities, transportation, banking and other key services. The inability of principal suppliers, including utilities, to be Year 2000 ready could result in delays in product or service deliveries from such suppliers and disrupt the Company's ability to supply its products or services. Ball's continuing review program includes efforts to evaluate the status of suppliers' and customers' efforts, including, but not limited to, questionnaires as a means of identifying risk. The replies indicate that most suppliers, vendors and customers are working on this matter but they will not provide any assurance that they will be Year 2000 compliant.

A worst-case scenario for the Company with respect to the Year 2000 issue could be the failure of either a critical vendor or the Company's manufacturing and information systems. Such failures could result in production outages and lost sales and profits.

The Company is developing contingency plans intended to mitigate the possible disruption of business operations that may result from external third-party Year 2000 issues. Such plans may include accelerating raw material delivery schedules, increasing finished goods inventory levels, securing alternate sources of supply, adjusting facility shutdown and start-up schedules and other appropriate measures. The Company is currently prioritizing critical systems and intends to have its contingency plans in place by the end of 1999. The contingency  plans and  related  cost  estimates  will be refined as  additional information becomes available. The related cost estimates of Year 2000 compliance and the Company's contingency plans will be refined as additional information becomes available.

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

The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of associated incremental costs could be adversely impacted by, among other things, the availability and cost of programming and testing resources, the ability of suppliers and customers to bring their systems into Year 2000 compliance and unanticipated problems identified in the ongoing compliance review.

The information contained herein regarding the Company's efforts to deal with the Year 2000 problem applies to all of the Company's products and services. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the Year 2000 Information Readiness Disclosure Act.

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

The U.S. government is disputing the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government will not reimburse the Company for disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. However, more recently, Ball's Corporate Administrative Contracting Officer has resolved the DCAA's disallowance in Ball's favor and has incorporated this favorable resolution into a Memorandum of Agreement with Ball to close out cost claims for years 1994 through 1997. While the outcome of the trial or the audit is not yet known, the Company's information at this time does not indicate that this matter will have a material, adverse effect upon the financial condition, results of operations or competitive position of the Company.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company employs established risk management policies and procedures to reduce its exposure to commodity price changes, changes in interest rates and fluctuations in foreign currencies. The Company's objective in managing its exposure to commodity price changes is to limit the impact of commodity price changes on earnings and cash flow through arrangements with suppliers and, at times, through the use of certain derivative instruments designated as hedges. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. To achieve these objectives, the Company primarily uses interest rate swaps, collars and options to manage the Company's mix of floating and fixed-rate debt between a minimum and maximum percentage, which is set by policy. The Company's objective in managing its exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign currency exchange rate changes.

The Company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the change in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of July 4, 1999, did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In March of 1992, William Hallahan, an employee of the Company's metal container plant in Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The Company denied the charge and hearings on the matter were held before the Workers' Compensation Board for the State of New York. The testimony was concluded in April 1996. On January 14, 1997, the administrative law judge (ALJ) filed a memorandum of the decision finding in favor of the claimant. The decision was appealed and the Workers' Compensation Board remanded the case back to the ALJ for further findings. The ALJ made those findings and the case was again appealed by the Company. On or about June 24, 1999, a three-judge panel of the Workers' Compensation Board reversed the decision of the ALJ and found that substantial evidence does not show a causal relationship between the claimant's workplace and his disease in order to support a causal link and conclude that he developed an occupational disease. The Board then closed the case. The claimant has appealed the case to the full Workers' Compensation Board and, alternatively, into the Appellate Division of the State of New York in the judicial system. Both parties have filed briefs with the full Workers' Compensation Board. Based on the information available at this time, the Company believes that this matter will not result in any material adverse effect on the Company. The Company also previously reported that Mr. Hallahan is suing several defendants for damages as the result of his leukemia. Two defendants have filed third-party complaints against the Company for contribution. These proceedings are still pending. Based on the information available, the Company is unable to express an opinion as to the actual exposure of the Company for contribution to the defendants.

The Company previously reported that it had been named as a defendant in four lawsuits which are referred to as follows: Daniels v. Akzo Nobel Chemicals, Inc. (voluntarily dismissed); Williams v Akzo Nobel Chemicals, Inc.; Steich v. Akzo, et al (voluntarily dismissed); and Adams v. Akzo, et al. These cases allege that certain defendants, including the Company, disposed of hazardous waste at a facility operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuits further allege that the companies and individuals who managed the Gibraltar facility failed to appropriately manage the waste disposed of at the facility and released hazardous substances into the environment, allegedly causing the plaintiffs' property damage and personal injury in an unspecified amount. Based on the information available at the present time, the Company believes that this matter will not result in any material adverse effect on the Company.

The Company previously reported that on or about March 19, 1999, the Lemelson Medical, Education and Research Foundation, Limited Partnership (Lemelson), gave notice to the Company that the Company allegedly infringed certain patents owned by that entity which were alleged to cover machine vision and automatic identification equipment. Lemelson alleged that the patented machine vision methods cover production, inspection and production control operations including inspection for flaws or defects in conformance with specifications and standards. Automatic identification allegedly covers bar code recognition. Lemelson claims that it also has patents pending that broadly cover something referred to as flexible manufacturing. Lemelson offered the Company a license under all patents, and patents pending, owned or controlled by Lemelson with certain irrelevant exceptions. Through the purchase of the North American beverage can manufacturing business of Reynolds Metals Company, the Company has also been granted an option for a license which the Company has accepted by paying a license fee to Lemelson. Pursuant to a confidential license agreement, this matter has now been concluded. Based on the information available at the present time, the Company believes this matter will not result in any material adverse effect on the Company.

The Company previously reported, on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly owned subsidiary of the Company [renamed Ball Glass Container Corporation (Ball Glass)], the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Ball-Foster Glass Container Co., L.L.C., and wholly owned by Saint Gobain, received a general notification letter and information request from the EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles County, California. Ball Glass tendered the matter to the Company to handle pursuant to the sale agreement with Saint-Gobain. The Company is participating in a PRP group to deal with this matter.

The environmental consulting firm retained by the PRP group submitted to the EPA its Feasibility Study Technical Memorandum 1 concerning the site. Five potential remedial action plans were identified in the study ranging from no action to an extensive groundwater remediation project for both shallow and deep aquifers. The cost of such remedies were estimated to range from minimal costs for no action to between $10.5 to 25 million for the three groundwater pump and treat options proposed. The PRP group negotiated with the EPA over the remedy selections for the Record of Decision and formed an allocation committee for making final allocation of remediation costs between group members. In late June 1999, the EPA announced that it chose the pump and treat remedy which is estimated to cost approximately $25 million. The PRP group is commencing the final allocation process but has not made any final allocation. Based on the information available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter. However, Commercial Union, the Company's general liability insurer, is defending this governmental action and is paying the cost of defense including attorneys' fees.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ending July 4, 1999.


Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ending July 4, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 28, 1999. Matters voted upon by proxy were: the election of three directors for three-year terms expiring in 2002 and the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for 1999. The results of the vote were as follows:

                                                                        Against/           Abstained/
                                                         For            Withheld        Broker Non-Vote
                                                    ---------------   -------------   ---------------------
Election of directors for terms expiring in 2002:

   Ruel C. Mercure, Jr.                                28,715,617         197,742                  0

   William P. Stiritz                                  28,629,319         284,040                  0

   Stuart A. Taylor II                                 27,662,310       1,251,049                  0

Appointment of PricewaterhouseCoopers LLP as
     independent accountants for 1999                  28,765,988          69,460             77,911

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ending July 4, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            20.1     Subsidiary Guarantees of Debt
            27.1     Financial Data Schedule
            99.1 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ending July 4, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:   /s/  R. David Hoover
      -------------------------------
      R. David Hoover
      Vice Chairman and
        Chief Financial Officer


Date: August 18, 1999

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  July 4, 1999


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