Form 10-Q
period 1999-10-03
BALL CORP
filed 1999-11-17
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 3, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at October 31, 1999
      -------------                     -------------------------------
      Common Stock,
        without par value                      30,269,874 shares

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                      For the period ended October 3, 1999



                                      INDEX



                                                                  Page Number
                                                               -----------------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statement of
            Income for the Three- and Nine-Month Periods
            Ended October 3, 1999, and September 27, 1998              3

          Unaudited Condensed Consolidated Balance Sheet
            at October 3, 1999, and December 31, 1998                  4

          Unaudited Condensed Consolidated Statement of
            Cash Flows for the Nine-Month Periods Ended
            October 3, 1999, and September 27, 1998                    5

          Notes to Unaudited Condensed Consolidated Financial
            Statements                                                 6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations             13

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                              21

PART II.  OTHER INFORMATION                                           22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Ball Corporation and Subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (Millions of dollars except per share amounts)

                                                       Three Months Ended                Nine Months Ended
                                                --------------------------------  --------------------------------
                                                   October 3,     September 27,      October 3,     September 27,
                                                      1999            1998              1999            1998
                                                ---------------  ---------------  ---------------  ---------------
Net sales                                         $   991.6        $   859.2        $  2,790.9       $  2,054.5
                                                ---------------  ---------------  ---------------  ---------------

Costs and expenses
  Cost of sales (excluding depreciation and
    amortization)                                     824.5            725.9           2,334.3          1,732.5
  Depreciation and amortization                        40.8             36.5             122.0             97.0
  Selling and administrative expenses                  36.7             30.5             104.4             79.5
  Product development and other                         3.2              3.7              10.0             10.7
  Headquarters relocation costs                         -                4.7               -               15.0
  Interest expense                                     26.5             22.4              82.0             48.5
                                                ---------------  ---------------  ---------------  ---------------
                                                      931.7            823.7           2,652.7          1,983.2
                                                ---------------  ---------------  ---------------  ---------------

Income before taxes on income                          59.9             35.5             138.2             71.3

Provision for taxes on income                         (22.7)           (12.1)            (52.4)           (27.7)
Minority interests                                     (0.8)             1.1              (1.3)             5.1
Equity in earnings of affiliates                        0.6              0.7               0.2              1.2
                                                ---------------  ---------------  ---------------  ---------------

Income before extraordinary item and
   accounting change                                   37.0             25.2              84.7             49.9
Extraordinary loss from early debt
   extinguishment, net of tax benefit                   -              (12.1)              -              (12.1)
Cumulative effect of change in accounting
   for start-up costs, net of tax benefit               -                -                 -               (3.3)
                                                ---------------  ---------------  ---------------  ---------------
Net income                                             37.0             13.1              84.7             34.5
Preferred dividends, net of tax benefit                (0.6)            (0.7)             (2.0)            (2.1)
                                                ---------------  ---------------  ---------------  ---------------
Earnings attributable to common shareholders      $    36.4        $    12.4        $     82.7       $     32.4
                                                ===============  ===============  ===============  ===============

Earnings per common share:
  Income before extraordinary item
    and accounting change                         $    1.21        $    0.81        $     2.73       $     1.58
  Extraordinary loss from early debt
    extinguishment, net of tax benefit                 -               (0.40)             -               (0.40)
  Cumulative effect of change in accounting
    for start-up costs, net of tax benefit             -                -                 -               (0.11)
                                                ---------------  ---------------  ---------------  ---------------
  Earnings per common share                       $    1.21        $    0.41        $     2.73       $     1.07
                                                ===============  ===============  ===============  ===============

Diluted earnings per share:
  Income before extraordinary item and
    accounting change                             $    1.13        $    0.75        $     2.55       $     1.48
  Extraordinary loss from early debt
    extinguishment, net of tax benefit                 -               (0.37)             -               (0.37)
  Cumulative effect of change in accounting
    for start-up costs, net of tax benefit             -                -                 -               (0.10)
                                                ---------------  ---------------  ---------------  ---------------
  Diluted earnings per share                      $    1.13        $    0.38        $     2.55       $     1.01
                                                ===============  ===============  ===============  ===============

Cash dividends declared per common share          $    0.15        $    0.15        $     0.45       $     0.45
                                                ===============  ===============  ===============  ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)

                                                                                 October 3,           December 31,
                                                                                    1999                  1998
                                                                             ------------------    ------------------
ASSETS
Current assets
  Cash and temporary investments                                               $       30.6          $       34.0
  Accounts receivable, net                                                            420.7                 273.5
  Inventories, net                                                                    497.7                 483.8
  Deferred income tax benefits and prepaid expenses                                    73.0                  94.3
                                                                             ------------------    ------------------
    Total current assets                                                            1,022.0                 885.6
                                                                             ------------------    ------------------

Property, plant and equipment, net                                                  1,118.7               1,174.4
Goodwill and other assets                                                             706.0                 794.8
                                                                             ------------------    ------------------
                                                                               $    2,846.7          $    2,854.8
                                                                             ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt                        $      103.9          $      126.8
  Accounts payable                                                                    357.8                 350.3
  Salaries, wages and accrued employee benefits                                       100.5                  97.1
  Other current liabilities                                                            77.2                 113.4
                                                                             ------------------    ------------------
    Total current liabilities                                                         639.4                 687.6
                                                                             ------------------    ------------------

Long-term debt                                                                      1,230.1               1,229.8
Employee benefit obligations, deferred income taxes and other
  noncurrent liabilities                                                              269.5                 290.7
                                                                             ------------------    ------------------
  Total noncurrent liabilities                                                      1,499.6               1,520.5
                                                                             ------------------    ------------------

Contingencies
Minority interests                                                                     20.1                  24.4
                                                                             ------------------    ------------------

Shareholders' equity
  Series B ESOP Convertible Preferred Stock                                            56.3                  57.2
  Unearned compensation - ESOP                                                        (25.1)                (29.5)
                                                                             ------------------    ------------------
    Preferred shareholder's equity                                                     31.2                  27.7
                                                                             ------------------    ------------------

  Common stock (35,707,879 shares issued - 1999;
    34,859,636 shares issued - 1998)                                                  407.0                 368.4
  Retained earnings                                                                   466.9                 397.9
  Accumulated other comprehensive loss                                                (29.4)                (31.7)
  Treasury stock, at cost (5,412,002 shares - 1999;
    4,404,758 shares - 1998)                                                         (188.1)               (140.0)
                                                                             ------------------    ------------------
    Common shareholders' equity                                                       656.4                 594.6
                                                                             ------------------    ------------------
      Total shareholders' equity                                                      687.6                 622.3
                                                                             ------------------    ------------------
                                                                               $    2,846.7          $    2,854.8
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

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENT OF CASH FLOWS
                              (Millions of dollars)

                                                                                        Nine Months Ended
                                                                             ----------------------------------------
                                                                                 October 3,           September 27,
                                                                                    1999                  1998
                                                                             ------------------    ------------------
Cash flows from operating activities
  Net income                                                                     $   84.7              $   34.5
  Reconciliation of net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                   122.0                  97.0
    Deferred income tax provision                                                    30.9                  10.2
    Headquarters relocation costs                                                     -                     8.0
    Extraordinary loss from early debt extinguishment                                 -                    19.9
    Other, net                                                                        8.6                  (0.5)
    Changes in working capital components                                          (130.5)                 48.4
                                                                             ------------------    ------------------
      Net cash provided by operating activities                                     115.7                 217.5
                                                                             ------------------    ------------------

Cash flows from investing activities
  Additions to property, plant and equipment                                        (69.1)                (51.7)
  Acquisition of Reynolds' beverage can manufacturing net assets,
    including a $39.0 million incentive loan, transaction and other costs             -                   794.3)
  Other, net                                                                          3.7                  (3.9)
                                                                             ------------------    ------------------
    Net cash used in investing activities                                           (65.4)               (849.9)
                                                                             ------------------    ------------------

Cash flows from financing activities
  Net change in long-term debt                                                       (4.4)                844.9
  Net change in short-term debt                                                     (13.6)               (148.3)
  Debt issuance costs                                                                 -                   (28.9)
  Debt prepayment costs                                                               -                   (17.5)
  Acquisitions of treasury stock                                                    (48.1)                (12.6)
  Net proceeds from issuance of common stock under
    various employee and shareholder plans                                           30.8                  25.2
  Common and preferred dividends                                                    (15.9)                (15.9)
  Other, net                                                                         (2.5)                 (6.0)
                                                                             ------------------    ------------------
    Net cash (used in) provided by financing activities                             (53.7)                640.9
                                                                             ------------------    ------------------

Net (decrease) increase in cash and temporary investments                            (3.4)                  8.5
Cash and temporary investments:
  Beginning of period                                                                34.0                  25.5
                                                                             ------------------    ------------------
  End of period                                                                  $   30.6              $   34.0
                                                                             ==================    ==================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
October 3, 1999

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the Packaging Segment. It is suggested that these unaudited condensed consolidated financial statements and accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report.

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

Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use and was adopted by Ball as of January 1, 1999. The adoption of SOP No. 98-1 has not had, nor is it expected to have, a significant impact on the Company's results of operations or financial condition in 1999.

During the fourth quarter of 1998, Ball adopted SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," in advance of its required 1999 implementation date. SOP No. 98-5 requires that costs of start-up activities and organizational costs, as defined, be expensed as incurred. In accordance with this statement, the Company recorded an after-tax charge to earnings of approximately $3.3 million (11 cents per share), retroactive to January 1, 1998, representing the cumulative effect of this change in accounting on prior years. As a result of this change in accounting, certain amounts previously reported in 1998 have been restated.

Business Segment Information.
Ball's operations are organized along its product lines in two reportable segments: (1) packaging and (2) aerospace and technologies. The accounting policies of the segments are the same as those in the condensed consolidated financial statements. Prior-year segment information has been restated to conform to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The Packaging Segment includes the lines of businesses that manufacture metal and PET (polyethylene terephthalate) containers, primarily for use in beverage and food packaging. The Company's consolidated packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). Ball also has direct and indirect investments, which are accounted for under the equity method, in packaging companies largely in the PRC, Brazil and Thailand.

The Aerospace and Technologies Segment includes advanced antenna and video systems, communication and video products and the aerospace systems area which is comprised of civil space systems, technology operations, defense systems, commercial space operations and systems engineering.


Summary of business by Segment                         Three Months Ended                 Nine Months Ended
                                                 -------------------------------   -------------------------------
                                                   October 3,      September 27,     October 3,      September 27,
(dollars in millions)                                 1999             1998             1999             1998
                                                 --------------   --------------   --------------   --------------
Net Sales
Packaging                                          $   897.2        $   772.8        $ 2,499.1        $ 1,795.9
Aerospace and technologies                              94.4             86.4            291.8            258.6
                                                 --------------   --------------   --------------   --------------
  Consolidated net sales                           $   991.6        $   859.2        $ 2,790.9        $ 2,054.5
                                                 ==============   ==============   ==============   ==============

Operating Earnings
Packaging                                          $    88.5        $    59.0        $   222.7        $   118.2
Aerospace and technologies                               6.6              6.5             19.3             22.7
                                                 --------------   --------------   --------------   --------------
  Segment earnings before interest and taxes            95.1             65.5            242.0            140.9
Headquarters relocation costs                            -               (4.7)             -              (15.0)
Corporate undistributed expenses, net                   (8.7)            (2.9)           (21.8)            (6.1)
                                                 --------------   --------------   --------------   --------------
Earnings before interest and taxes                      86.4             57.9            220.2            119.8
Interest expense                                       (26.5)           (22.4)           (82.0)           (48.5)
Provision for taxes on income                          (22.7)           (12.1)           (52.4)           (27.7)
Minority interests                                      (0.8)             1.1             (1.3)             5.1
Equity in earnings of affiliates                         0.6              0.7              0.2              1.2
                                                 --------------   --------------   --------------   --------------
  Consolidated income before extraordinary
    item and accounting change in 1998             $    37.0        $    25.2        $    84.7        $    49.9
                                                 ==============   ==============   ==============   ==============

                                                                       October 3,           December 31,
                                                                          1999                  1998
                                                                   -----------------     -----------------
Net Investment
Packaging                                                             $  1,253.8            $  1,164.3
Aerospace and technologies                                                 154.2                 143.5
                                                                   -----------------     -----------------
  Segment net investment                                                 1,408.0               1,307.8
Corporate net investment and eliminations                                 (720.4)               (685.5)
                                                                   -----------------     -----------------
  Consolidated net investment                                         $    687.6            $    622.3
                                                                   =================     =================

Acquisitions.
On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). The assets acquired consisted largely of 16 plants in 12 states and Puerto Rico. In connection with the Acquisition, the Company has provided $51.3 million in the opening balance sheet for the costs of the integration of the acquired business, including capacity consolidations. The Company finalized its integration plan during the third quarter of 1999, which includes the closure of the acquired Richmond headquarters facility in 1998, the closure of two plants in the first quarter of 1999 and the closure of a third plant which commenced during the fourth quarter of 1999. The plants and certain equipment are for sale. Employees of the facilities to be closed, primarily comprised of manufacturing and support personnel, have been terminated or notified of the plant closures. Integration costs included $23.3 million of severance, supplemental unemployment, medical, relocation and other related termination benefits; $22.8 million of contractual pension and retirement obligations; and $5.2 million of other plant closure costs. The decrease of $5.5 million from the previously reported estimate was the result of finalizing actuarial calculations of employee termination costs and refining other exit costs based upon economic factors within the geographic regions where the plants are located. These changes have been reflected as a reduction of goodwill. Subsequent increases in actual costs, if any, will be included in current period earnings and decreases, if any, will result in a further reduction of goodwill.

As of October 3, 1999, the Company has made payments of $10.5 million related to severance, supplemental unemployment, relocation and other termination costs and $2.2 million related to other plant closure costs.

Headquarters Relocation, Plant Closures and Other Costs.
In February 1998 Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. In connection with the relocation, which has been completed, the Company recorded pretax charges of $4.7 million ($2.9 million after tax or 9 cents per share) in the third quarter of 1998 and $15.0 million ($9.1 million after tax or 30 cents per share) during the first nine months of 1998, primarily for employee-related costs, substantially all of which were paid by December 31, 1998.

During the last quarter of 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions were taken largely to address industry overcapacity and were completed in the first half of 1999. The Company's preliminary estimates included a $56.2 million, largely noncash, charge in the fourth quarter of 1998 to write down to net realizable value certain buildings and equipment by $22.8 million, goodwill by $15.3 million and inventory by $6 million as well as $12.1 million for other assets and related costs. The carrying value of the fixed assets held for sale is $10.4 million at October 3, 1999. Any adjustments to the preliminary estimates will be reflected as an adjustment to current period earnings.

Inventories.
Inventories consisted of the following:

(in millions of dollars)
                                             October 3,           December 31,
                                                1999                  1998
                                         -----------------     -----------------

Raw materials and supplies                 $    218.1            $     131.2
Work in process and finished goods              279.6                  352.6
                                         -----------------     -----------------
                                           $    497.7            $     483.8
                                         =================     =================

Property, Plant and Equipment.
Property, plant and equipment consisted of the following:

(in millions of dollars)
                                             October 3,           December 31,
                                                1999                  1998
                                         -----------------     -----------------

Land                                       $     61.4            $      62.2
Buildings                                       432.6                  410.5
Machinery and equipment                       1,407.4                1,410.2
                                         -----------------     -----------------
                                              1,901.4                1,882.9
Accumulated depreciation                       (782.7)                (708.5)
                                         -----------------     -----------------
                                           $  1,118.7            $   1,174.4
                                         =================     =================

Goodwill and Other Assets.
The composition of goodwill and other assets was as follows:

(in millions of dollars)
                                             October 3,           December 31,
                                                1999                  1998
                                         -----------------     -----------------

Goodwill(1)                                $    486.7            $     555.9
Other                                           219.3                  238.9
                                         -----------------     -----------------
                                           $    706.0            $     794.8
                                         =================     =================

(1)   Goodwill  is  net  of  accumulated  amortization  of  $39.4   million  and
      $28.9 million at October 3, 1999, and December 31, 1999, respectively.

Debt and Guarantees of Subsidiaries.
In  connection  with  the  Acquisition,  the  Company  refinanced  approximately
$521.9 million of its existing debt. The Acquisition and the refinancing, including related costs, were financed with a placement of $300 million in 7.75% Senior Notes due in 2006, $250 million in 8.25% Senior Subordinated Notes due in 2008 and approximately $808.2 million from a Senior Credit Facility. The Senior Credit Facility bears interest at variable rates and is comprised of three separate facilities: (1) a term loan for $350 million due in 2004,
(2) a second term loan for $200 million due in 2006 and (3) a revolving credit facility which provides the Company with up to $600 million, comprised of a $150 million, 364-day annually renewable facility and a $450 million long-term committed facility expiring in 2004. At October 3, 1999, approximately $405 million was available under the revolving credit facility.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic wholly owned subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and increases in dividends. However, the note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended. All amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock owned by the Company of its direct and indirect majority-owned domestic subsidiaries and (2) a pledge of 65 percent of the stock owned directly and indirectly by the Company of certain foreign subsidiaries. Exhibit 20.1 contains condensed, consolidating financial information for the Company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations. In December 1998 the designated pool of receivables was increased to provide for sales of receivables up to $125 million from the previous amount of $75 million. Net funds received from the sale of the accounts receivable totaled $122.5 million and $65.9 million at October 3, 1999, and September 27, 1998, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $1.8 million and $5.1 million for the third quarter and nine months of 1999, respectively, and $0.9 million and $2.8 million for the same periods in 1998, respectively.

The Company was not in default of any loan agreement at October 3, 1999, and has met all payment obligations. Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed term loan agreement of which $47.4 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to July 1, 1999, and has requested a further waiver in respect of the noncompliance during the third quarter.

Shareholders' Equity.
The composition of the accumulated other comprehensive loss at October 3, 1999, and December 31, 1998, is primarily the cumulative effect of foreign currency translation and additional minimum pension liability. Total comprehensive income for the third quarter and first nine months of 1999 was $35.7 million and $87.0 million, respectively, and $9.6 million and $28.2 million for the comparative periods of 1998, respectively. The difference between net income and comprehensive income for each period represents the effects of foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,531,681 shares at October 3, 1999, and 1,586,916 shares at December 31, 1998.

Earnings Per Share.
The following table provides additional information on the computation of earnings per share amounts:


(Millions of dollars except per share amounts)         Three Months Ended                 Nine Months Ended
                                                 -------------------------------   -------------------------------
                                                   October 3,      September 27,     October 3,      September 27,
                                                      1999             1998             1999             1998
                                                 --------------   --------------   --------------   --------------
Earnings per Common Share
Income before extraordinary item and
  accounting change                                $   37.0         $   25.2         $   84.7         $   49.9
Extraordinary loss from early debt
  extinguishment, net of tax benefit                      -            (12.1)               -            (12.1)
Cumulative effect of change in accounting for
  start-up costs, net of tax benefit                      -                -                -             (3.3)
                                                 --------------   --------------   --------------   --------------
Net income                                             37.0             13.1             84.7             34.5
Preferred dividends, net of tax benefit                (0.6)            (0.7)            (2.0)            (2.1)
                                                 --------------   --------------   --------------   --------------
Net earnings attributable to common
  shareholders                                     $   36.4         $   12.4         $   82.7         $   32.4
                                                 ==============   ==============   ==============   ==============

Weighted average common shares (000s)                30,181           30,505           30,249           30,345
                                                 ==============   ==============   ==============   ==============

Earnings per common share before extraordinary
  item and accounting change                       $   1.21         $   0.81         $   2.73         $   1.58
Extraordinary loss from early debt
  extinguishment, net of tax benefit                      -            (0.40)               -            (0.40)
Cumulative effect of change in accounting for
  start-up costs, net of tax benefit                      -                -                -            (0.11)
                                                 --------------   --------------   --------------   --------------
Earnings per common share                          $   1.21         $   0.41         $   2.73         $   1.07
                                                 ==============   ==============   ==============   ==============

Diluted Earnings per Share
Income before extraordinary item and
  accounting change                                $   37.0         $   25.2         $   84.7         $   49.9
Extraordinary loss from early debt
  extinguishment, net of tax benefit                      -            (12.1)               -            (12.1)
Cumulative effect of change in accounting for
  start-up costs, net of tax benefit                      -                -                -             (3.3)
                                                 --------------   --------------   --------------   --------------
Net income                                             37.0             13.1             84.7             34.5
Adjustment for deemed ESOP cash contribution
  in lieu of the ESOP Preferred dividend               (0.5)            (0.5)            (1.5)            (1.5)
                                                 --------------   --------------   --------------   --------------
Net earnings attributable to common
  shareholders                                     $   36.5         $   12.6         $   83.2         $   33.0
                                                 ==============   ==============   ==============   ==============

Weighted average common shares (000s)                30,181           30,505           30,249           30,345
Effect of dilutive stock options                        475              292              561              246
Common shares issuable upon conversion of the
  ESOP Preferred stock                                1,802            1,868            1,815            1,875
                                                 --------------   --------------   --------------   --------------
Weighted average shares applicable
  to diluted earnings per share                      32,458           32,665           32,625           32,466
                                                 ==============   ==============   ==============   ==============

Diluted earnings per share before
  extraordinary item and accounting change         $   1.13         $   0.75         $   2.55         $   1.48
Extraordinary loss from early debt
  extinguishment, net of tax benefit                      -            (0.37)               -            (0.37)
Cumulative effect of change in accounting for
  start-up costs, net of tax benefit                      -                -                -            (0.10)
                                                 --------------   --------------   --------------   --------------
Diluted earnings per share                         $   1.13         $   0.38         $   2.55         $   1.01
                                                 ==============   ==============   ==============   ==============


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

The U.S. government is disputing the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government will not reimburse the Company for disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. However, more recently, Ball's Corporate Administrative Contracting Officer has resolved the DCAA's disallowance in Ball's favor and has incorporated this favorable resolution into a Memorandum of Agreement with Ball to close out cost claims for years 1994 through 1997. While the outcome of the trial is not yet known, the Company's information at this time does not indicate that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

From time to time, the Company is subject to routine litigation incident to its business. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and subsidiaries are referred to collectively as "Ball" or the "Company" in the following discussion and analysis.

ACQUISITIONS

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). The assets acquired consisted largely of 16 plants in 12 states and Puerto Rico. In connection with the Acquisition, the Company has provided $51.3 million in the opening balance sheet for the costs of the integration of the acquired business, including capacity consolidations. The Company finalized its integration plan during the third quarter of 1999, which includes the closure of the acquired Richmond headquarters facility in 1998, the closure of two plants in the first quarter of 1999 and the closure of a third plant which commenced during the fourth quarter of 1999. The plants and certain equipment are for sale. Employees of the facilities to be closed, primarily comprised of manufacturing and support personnel, have been terminated or notified of the plant closures. Integration costs included $23.3 million of severance, supplemental unemployment, medical, relocation and other related termination benefits; $22.8 million of contractual pension and retirement obligations; and $5.2 million of other plant closure costs. The decrease of $5.5 million from the previously reported estimate was the result of finalizing actuarial calculations of employee termination costs and refining other exit costs based upon economic factors within the geographic regions where the plants are located. These changes have been reflected as a reduction of goodwill. Subsequent increases in actual costs, if any, will be included in current period earnings and decreases, if any, will result in a further reduction of goodwill.

As of October 3, 1999, the Company has made payments of $10.5 million related to severance, supplemental unemployment, relocation and other related termination benefits and $2.2 million related to other plant closure costs.

RESULTS OF OPERATIONS
Consolidated Sales and Earnings
Ball's operations are organized along its product lines in two reportable segments: (1) packaging and (2) aerospace and technologies. The following table summarizes the results of these two segments:

(dollars in millions)                                       Three Months Ended                 Nine Months Ended
                                                      -------------------------------   -------------------------------
                                                        October 3,      September 27,     October 3,      September 27,
                                                           1999             1998             1999             1998
                                                      --------------   --------------   --------------   --------------
Net Sales
North American metal beverage containers                $   592.9        $   477.1        $  1,753.1       $ 1,068.7
North American metal food containers                        186.9            173.1             398.1           377.6
North American plastic beverage and food containers          64.9             60.2             180.4           169.8
International metal and plastic containers                   52.5             62.4             167.5           179.8
                                                      --------------   --------------   --------------   --------------
  Total Packaging Segment                                   897.2            772.8           2,499.1         1,795.9
Aerospace and Technologies Segment                           94.4             86.4             291.8           258.6
                                                      --------------   --------------   --------------   --------------
  Consolidated net sales                                $   991.6        $   859.2        $  2,790.9       $ 2,054.5
                                                      ==============   ==============   ==============   ==============

Operating Earnings
Packaging Segment                                       $    88.5        $    59.0        $    222.7       $   118.2
Aerospace and Technologies Segment                            6.6              6.5              19.3            22.7
                                                      --------------   --------------   --------------   --------------
  Consolidated operating earnings                       $    95.1        $    65.5        $    242.0       $   140.9
                                                      ==============   ==============   ==============   ==============

Packaging Segment
The Packaging Segment includes metal and PET (polyethylene terephthalate) container products, primarily used in beverage and food packaging. The Company's packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). Packaging Segment sales increased largely as a result of the plants acquired in 1998 as part of the Acquisition. Segment operating margins for the third quarter increased to 9.9 percent from 7.6 percent, reflecting increased volume in each line of business, improved production efficiencies and cost reductions.

North American metal beverage container sales, which represented approximately 66 percent of segment sales in the third quarter and 70 percent in the first nine months of 1999, increased approximately 24 percent and 64 percent, respectively, in comparison to the same periods in 1998. The increase was primarily due to the additional sales volume from the acquired plants, as well as Ball's original plants running at full capacity, partially offset by the effect on revenues of lower aluminum commodity prices. The Company's metal beverage container shipments were up slightly over what Ball's original plants and the acquired plants shipped in the first nine months of 1998, while overall industry shipments were lower. During the first quarter, two of the acquired plants were closed, with certain related production requirements redirected to other Ball plants.

North American metal food container sales, which comprised approximately 21 percent of segment sales in the third quarter and 16 percent in the first nine months of 1999, increased 8 and 5 percent, respectively, over the same periods in 1998. This increase was the result of stronger sales in seasonal and nonseasonal lines. The Alaskan salmon catch and the harvest and pack conditions in the Midwest were both better during the third quarter of 1999.

Plastic container sales for the third quarter and first nine months of 1999 increased 8 percent and 6 percent, respectively, compared to the same periods in 1998, largely due to additional volume from a recently expanded facility. The sales mix continues to be weighted primarily toward carbonated soft drinks and water. Despite increased resin prices, the plastics operations results for the third quarter and first nine months of 1999 were significantly improved over the same periods in 1998.

Internationally, the closure of two plants in the PRC during the first quarter of 1999 contributed to lower sales for the third quarter and nine months of 1999 in comparison to the same periods in 1998.

Aerospace and Technologies Segment
Aerospace systems had sales and earnings well above the third quarter and first nine months of 1998 as a result of increased program activity. Sales and earnings results in other areas were lower due largely to costs to develop antennas which employ Ball technology for wireless personal communications systems. The related sales had not yet been realized to offset the costs, which were planned as part of the Company's strategy to extend into commercial markets key technologies it has developed in governmental business. Backlog at the end of the third quarter was approximately $351 million compared to $296 million at December 31, 1998, and $326 million at the end of the 1998 third quarter. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

Interest and Taxes
Consolidated interest expense for the third quarter and first nine months of 1999 was $26.5 million and $82.0 million, respectively, compared to $22.4 million and $48.5 million for the same periods in 1998. The increase is primarily attributable to the additional debt associated with the Acquisition.

Ball's lower consolidated effective income tax rate for the first nine months of 1999, as compared to the same period in 1998, is primarily due to increased U.S. earnings and the reduced tax effects of foreign operations, partially offset by the final phase-in effects of the previously reported 1996 legislated changes in the tax treatment of the costs of company-owned life insurance. Increased research and development tax credits contributed to the reduced rate in the first nine months of 1999. During the third quarter of 1998, the Company finalized its determination of available credits consistent with Internal Revenue Service guidance established during the course of its normal audit process. The Company recorded a credit of $2.9 million in the third quarter of 1998 resulting in a lower effective tax rate for that period compared to the third quarter of 1999.

Results of Equity Affiliates and Minority Interests
Equity earnings in affiliates are largely attributable to those from investments in the PRC, Thailand and Brazil. Results were essentially flat for the quarter and were $0.2 million for the first nine months of 1999 compared to $1.2 million for the same period in 1998. Results in Thailand were hampered by slow domestic sales coupled with the disruption of that business' export sales to Malaysia.

The change in amounts attributable to minority interests in 1999 versus 1998 for both the quarter and nine months reflects the improved operating results in 1999 for those businesses in China having minority shareholders.

Other Items
In February 1998 Ball announced that it would relocate its corporate headquarters to an existing company-owned building in Broomfield, Colorado. In connection with the relocation, which has been completed, the Company recorded pretax charges of $4.7 million ($2.9 million after tax or 9 cents per share) in the third quarter of 1998 and $15.0 million ($9.1 million after tax or 30 cents per share) in the first nine months of 1998, primarily for employee-related costs, substantially all of which were paid by December 31, 1998.

Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use and was adopted by Ball as of January 1, 1999. The adoption of SOP No. 98-1 has not had, nor is it expected to have, a significant impact on the Company's results of operations or financial condition in 1999.

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in 1999 of $115.7 million decreased compared to 1998, due largely to seasonal working capital requirements, partially offset by improved earnings. Capital spending of $69.1 million in the first nine months of 1999 was well below depreciation of $107.5 million. Total 1999 capital spending is expected to be under $115 million.

Total debt increased to $1,334.0 million at October 3, 1999, compared to $1,356.6 million at December 31, 1998, primarily due to the cash effects of improved results partially offset by the normal increase in accounts receivable and inventories for seasonal and peak period demands. The debt-to-total capitalization ratio of 65.3 percent at October 3, 1999, was reduced from
67.7 percent at December 31, 1998.

In connection with the Acquisition, the Company refinanced approximately $521.9 million of its existing debt. The Acquisition and the refinancing, including related costs, were financed with a placement of $300 million in 7.75% Senior Notes due in 2006, $250 million in 8.25% Senior Subordinated Notes due in 2008 and approximately $808.2 million from a Senior Credit Facility. The Senior Credit Facility bears interest at variable rates and is comprised of three separate facilities: (1) a term loan for $350 million due in 2004, (2) a second term loan for $200 million due in 2006 and (3) a revolving credit facility which provides the Company with up to $600 million, comprised of a $150 million, 364-day annually renewable facility and a $450 million long-term committed facility expiring in 2004. At October 3, 1999, approximately $405 million was available under the revolving credit facility.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic wholly owned subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and increases in dividends. However, the note agreements provide that if the new notes are assigned investment grade ratings and the Company is not in default, certain covenant restrictions will be suspended. All amounts outstanding under the Senior Credit Facility are secured by (1) a pledge of 100 percent of the stock owned by the Company of its direct and indirect majority-owned domestic subsidiaries and (2) a pledge of 65 percent of the stock owned directly and indirectly by the Company of certain foreign subsidiaries. Exhibit 20.1 contains condensed, consolidating financial information for the Company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The Company's consolidated operations in Asia had short-term uncommitted credit facilities of approximately $134 million at the end of the third quarter, of which $55 million was outstanding at October 3, 1999.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations. In December 1998 the designated pool of receivables was increased to provide for sales of receivables up to $125 million from the previous amount of $75 million. Net funds received from the sale of the accounts receivable totaled $122.5 million and $65.9 million at October 3, 1999, and September 27, 1998, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $1.8 million and $5.1 million for the third quarter and first nine months of 1999, respectively, and $0.9 million and $2.8 million for the same periods in 1998, respectively.

The Company was not in default of any loan agreement at October 3, 1999, and has met all payment obligations. Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed term loan agreement of which $47.4 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to July 1, 1999, and has requested a further waiver in respect of the noncompliance during the third quarter.


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

Over the course of the past several years, systems installations, upgrades and enhancements were performed by the Company in the ordinary course of business with attention given to Year 2000 matters. As a result, when the formal Year 2000 program was instituted in 1996, many of the Year 2000 matters potentially affecting the Company had either been resolved or were near resolution. The program currently in effect was instituted to make the remaining software and systems Year 2000 compliant in time to minimize significant negative effects on operations and is divided into five major phases: (1) project initiation,
(2)  awareness,   (3)  assessment,   (4)  remediation   and   (5)  testing   and
implementation.

The program is divided into two major efforts: (1) corporate and the Packaging Segment (both North America and international) and (2) the Aerospace and Technologies Segment. The following table summarizes the information technology systems the Company has identified as significant and their related project status:

                                                                                        Expected
                                                                      Current          Completion
                                                                       Phase              Date
                                                                   -------------    ---------------
Corporate and Packaging Segment (North America)
     Beverage plant manufacturing applications                           *                 *
     Food plant MRP system                                               *                 *
     Plastics plant MRP system                                        Phase 5          Nov. 1999
     Plant manufacturing and support equipment
        - Beverage and food can plants                                   *                 *
        - Plastics plants                                             Phase 5          Nov. 1999
     Health and safety systems                                           *                 *
     Environmental control systems                                       *                 *
     Quality systems                                                  Phase 5          Dec. 1999
     Production inventory control system                                 *                 *
     Purchasing system                                                Phase 5          Nov. 1999
     Sales and financial analysis                                     Phase 5          Nov. 1999
     Electronic data interchange (EDI)                                   *                 *
     Accounting and finance system                                    Phase 5          Nov. 1999
     Human resources system                                              *                 *
     Electronic mail                                                     *                 *
     PC-based office applications                                     Phase 4          Phase 4 -
                                                                                       Nov. 1999
                                                                                       Phase 5 -
                                                                                       Dec. 1999
     Telecommunications infrastructure                                   *                 *

Packaging Segment (International - PRC)
     ERP system in the Hong Kong plant                                   *                 *
     Plant manufacturing and support equipment                           *                 *
     Health and safety systems                                           *                 *
     Environmental control systems                                       *                 *
     Quality systems                                                  Phase 5          Dec. 1999
     Accounting and finance system (China plants)                        *                 *
     Human resource system (Hong Kong)                                   *                 *
     Electronic mail (Hong Kong and China plants)                     Phase 5          Nov. 1999
     PC-based office applications (Hong Kong and China plants)           *                 *
     Telecommunications infrastructure (Hong Kong)                       *                 *

Aerospace and Technologies Segment
     Financial and materials system for the project-oriented             *                 *
          business
     Financial and manufacturing system for the commercial product       *                 *
          business
     Human resources                                                  Phase 5          Dec. 1999
     Engineering documentation records system                            *                 *
     Facilities system                                                   *                 *
     Embedded systems in the manufacturing process                       *                 *
     Various computer-aided design (CAD) systems                         *                 *
     Electronic mail                                                     *                 *
     PC-based office applications                                        *                 *

*  All phases, including testing, have been completed.

Phase 5 includes structured testing, compilation and interpretation of results and communication to project management regarding the testing processes. It also encompasses the coordination of the production release of applications/systems within the applicable environment and the coordination and monitoring of systems modifications or upgrades required by external sources.

The foreign technology licensees and the Company's 50 percent or less joint ventures were provided with Ball's formal compliance program and encouraged to follow the North American procedures.

The Company had originally estimated that the corporate and Packaging Segment portion of the Year 2000 program would be complete by December 1998. With the Acquisition undertaken in August 1998, this deadline was extended into the latter half of 1999 to allow the necessary time to integrate the newly acquired plants into the Ball systems. For the Aerospace and Technologies Segment, the only delay involved the human resources system because of a decision to replace the database management system software. The human resources system should be Year 2000 ready in December 1999.

Because most of the Company's efforts were initiated to address specific business requirements or to stay technologically current, it is difficult to quantify costs incurred solely in conjunction with the Year 2000 project. However, certain incremental costs of approximately $3 million have been identified, including contractor assistance, the purchase of software to manage the project and software to check personal computer hardware and software compliance. All such costs are being funded through operating cash flows and as of October 3, 1999, totaled approximately $2.7 million.

Ball relies on third-party suppliers for raw materials, water, utilities, transportation, banking and other key services. The inability of principal suppliers, including utilities, to be Year 2000 ready could result in delays in product or service deliveries from such suppliers and disrupt the Company's ability to supply its products or services. To assess the risks associated with both customers and vendors not being ready, Ball assigned each supplier a level of importance (critical, important or not important). "Critical" third parties are defined as those who are sole-source suppliers or who most likely would have an impact on Ball's ability to conduct business if interruptions of supplies occurred for less than 10 days. "Important" third parties are defined as those which would only have an impact on the Company's ability to conduct business if interruptions of supplies or services were to exceed 10 days.

The Company provided "critical" and "important" third parties with questionnaires. Telephone interviews were conducted with "critical" parties who either did not respond to the questionnaires or provided inadequate responses. "Important" parties who did not respond or provided inadequate responses were sent letters and additional questionnaires. Additionally, Ball contacted its larger customers in the Packaging Segment through meetings, teleconferences or videoconferences. As of October 3, 1999, all "critical" and "important" third parties have responded to the questionnaires or been interviewed by telephone. Based on these procedures and the Company's meetings with its larger customers, there has been no indication that the third parties will not be Year 2000 compliant. However, neither the U.S. federal government nor the PRC government has confirmed Year 2000 readiness.

A worst-case scenario for the Company with respect to the Year 2000 issue could be the failure of either a critical vendor or the Company's manufacturing and information systems. Such failures could result in production outages and lost sales and profits.

The Company is developing contingency plans intended to mitigate the possible disruption of business operations that may result from external third-party Year 2000 issues. Such plans may include accelerating raw material delivery schedules, increasing finished goods inventory levels, securing alternate sources of supply, adjusting facility shutdown and start-up schedules and other appropriate measures. The Company's contingency planning effort is approximately 90 percent complete and is scheduled to be complete by the end of November 1999.

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

The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance contains forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of associated incremental costs could be adversely impacted by, among other things, the availability and cost of programming and testing resources, the ability of suppliers and customers to bring their systems into Year 2000 compliance, the U.S., PRC and other governmental readiness and unanticipated problems identified in the ongoing compliance program.

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

The U.S. government is disputing the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government will not reimburse the Company for disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. However, more recently, Ball's Corporate Administrative Contracting Officer has resolved the DCAA's disallowance in Ball's favor and has incorporated this favorable resolution into a Memorandum of Agreement with Ball to close out cost claims for years 1994 through 1997. While the outcome of the trial is not yet known, the Company's information at this time does not indicate that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

From time to time, the Company is subject to routine litigation incident to its business. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company employs established risk management policies and procedures to reduce its exposure to commodity price changes, changes in interest rates and fluctuations in foreign currencies. The Company's objective in managing its exposure to commodity price changes is to limit the impact of aluminum price changes on earnings and cash flow through arrangements with customers and suppliers and, at times, through the use of certain derivative instruments, such as options and forward contracts, designated as hedges. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. To achieve these objectives, the Company primarily uses interest rate swaps, collars and options to manage the Company's mix of floating and fixed-rate debt between a minimum and maximum percentage, which is set by policy. The Company's objective in managing its exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes.

The Company primarily manages the commodity price risk in connection with market price fluctuations of aluminum by entering into customer sales contracts for cans and ends which include aluminum-based pricing terms which consider price fluctuations under its commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This pricing affects over 75 percent of our North American metal beverage packaging net sales. The Company also, at times, uses certain derivative instruments such as option and forward contracts to hedge commodity price risk. At December 31, 1998 and 1997, the Company did not have any outstanding commodity option or forward contracts.

Unrealized losses on foreign exchange forward contracts are recorded in the balance sheet as other current liabilities. Realized gains/losses from hedges are classified in the income statement consistent with accounting treatment of the item being hedged. The Company accrues the differential for interest rate swaps to be paid or received under these agreements as adjustments to interest expense over the lives of the swaps. Gains and losses upon the early termination of swap agreements are deferred in long-term liabilities and amortized as an adjustment to interest expense over the remaining term of the agreement.

The Company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of October 3, 1999, did not differ materially from the amounts reported as of December 31, 1998. Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The Company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the Company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions and the development of certain domestic and international markets. Some factors that could cause the Company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; the weather; fuel costs and availability; regulatory action; federal and state legislation; interest rates; labor strikes; boycotts; litigation involving antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; local economic conditions; the authorization and control over the availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of the commercial space business of the Aerospace and Technologies Segment, such as the satellites provided to EarthWatch; the devaluation of international currencies; the ability to obtain adequate credit resources for foreseeable financing requirements of the Company's businesses; the inability of the Company to achieve Year 2000 compliance; the ability of the Company to acquire other businesses. If the Company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the Company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 27, 1999, Plastic Solutions of Texas, Inc. (PST) and Kurt H. Ruppman, Sr. (Ruppman) filed a Statement of Claim with the American Arbitration Association alleging the Company breached a contract between the Company and PST and Ruppman relating to the grant of a license under certain patents and technology owned by PST and Ruppman relating to the use of cryogenics in the manufacture of hot fill PET bottles. The claim seeks termination of the contract and damages for breach of the contract. The Statement of Claim seeks compensatory damages of not less than $4.1 million and punitive damages of not less than $1 million. The Company has filed an answer and counterclaim. The discovery process continues. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

In 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals which reversed the Trial Court. One nonregulated utility has appealed this decision to the California Supreme Court. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C., which the Company no longer owns, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the Company for defense and indemnity. The Company has in turn tendered this lawsuit to its liability carrier, Commercial Union, for defense and indemnity. Plaintiffs appear to be proceeding to join all companies which are alleged to be Potentially Responsible Parties in the various operable units in the San Gabriel Valley Superfund Site. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.


Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ending October 3, 1999.


Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ending October 3, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 5 for the quarter ending October 3, 1999.


Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ending October 3, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            20.1   Subsidiary Guarantees of Debt
            27.1   Financial Data Schedule
            99.1   Safe Harbor Statement Under the Private Securities Litigation
                     Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ending October 3, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:   /s/  R. David Hoover
      --------------------------------
      R. David Hoover
      Vice Chairman and
        Chief Financial Officer


Date: November 17, 1999

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                 October 3, 1999


                                  EXHIBIT INDEX

Description                                                            Exhibit
--------------------------------------------------------------         -------


Subsidiary Guarantees of Debt (Filed herewith.)                        EX-20.1

Financial Data Schedule (Filed herewith.)                              EX-27.1

Safe Harbor Statement Under the Private Securities Litigation
  Reform Act of 1995, as amended. (Filed herewith.)                    EX-99.1