Form 10-K
period 1999-12-31
BALL CORP
filed 2000-03-30
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $804.7 million based upon the closing market price on March 3, 2000 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $56.2 million).

Number of shares outstanding as of the latest practicable date.

            Class                                   Outstanding at March 5, 2000
-------------------------------                     ----------------------------
Common Stock, without par value                               30,081,175

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 1999, to the extent indicated in Parts I, II, and IV. Except as to information specifically incorporated, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2. Proxy statement filed with the Commission dated March 15, 2000, to the extent indicated in Part III.

                                     PART I
Item 1.    Business

Ball Corporation is an Indiana corporation organized in 1880 and incorporated in Indiana in 1922. Its principal executive offices are located at 10 Longs Peak Drive, Broomfield, Colorado 80021-2510. The terms "Ball" and the "Company" as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball is a manufacturer of metal and plastic packaging, primarily for beverages and foods, and a supplier of aerospace and other technologies and services to commercial and governmental customers.

The following sections of the 1999 Annual Report to Shareholders contain financial and other information concerning Company business developments and operations, and are incorporated herein by reference: the notes to the financial statements "Business Segment Information (note 2)," "Headquarters Relocation, Plant Closures, Dispositions and Other Costs (note 4)," "Acquisitions (note 3)" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Recent Business Developments

Ball and ConAgra Grocery Products Company (ConAgra), a unit of ConAgra, Inc., announced in February 2000 their agreement to form a joint venture company called Ball Western Can Company (Ball Western) to acquire and operate certain ConAgra can manufacturing assets in California. Under a separate agreement, Ball will purchase certain ConAgra manufacturing assets and relocate them to an existing Ball plant in Tennessee. Ball Western and Ball will supply metal food cans and ends under long-term agreements to ConAgra, whose requirements are currently about one billion cans and ends per year.

           Other Information Pertaining to the Business of the Company

The  Company's  businesses  are  comprised  of  two segments:  (1) packaging and
(2) aerospace and technologies.

Packaging Segment

Ball's principal business is the manufacture and sale of rigid packaging products, primarily for beverages and foods. Packaging products are sold in highly competitive markets, primarily based on quality, service and price. A substantial part of the Company's packaging sales is made directly to relatively few major companies in packaged beverage and food businesses. Packaging segment sales to Miller Brewing Company, PepsiCo, Inc., and affiliates, and Coca-Cola and affiliates, represented approximately 15 percent, 13 percent and 11 percent, respectively, of consolidated 1999 net sales. Worldwide sales to all bottlers of Pepsi-Cola and Coca-Cola branded beverages, including licensees utilizing consolidated purchasing groups, comprised approximately 35 percent of consolidated net sales in 1999.

The rigid packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to production volumes, labor and the costs of certain raw materials, such as aluminum, steel and plastic resin.

Raw materials used in the Company's packaging business are generally available from several sources. Ball has secured what it considers to be adequate supplies of raw materials and is not experiencing any shortages. The Company's manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply or halted due to external factors, including potential Year 2000 noncompliance by suppliers, the Company cannot predict the effects, if any, of such occurrences on its future operations.

Research and development efforts in this business generally seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength. In addition, research and development efforts are directed toward the development of new sizes and types of metal and plastic beverage and food containers, as well as new uses for the current containers.

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). Subsequently, the Company closed two of the acquired plants in early 1999 and a third one in early 2000. With the Acquisition, Ball expanded its metal beverage product line to include specialty cans and became the largest metal beverage can producer in North America with an annual production capacity of approximately 36 billion cans.

Metal beverage containers and ends represent Ball's largest product line, accounting for approximately 63 percent of 1999 consolidated net sales. Decorated two-piece aluminum beverage cans are currently being produced at 18 manufacturing facilities in the U.S., 2 facilities in Canada and 1 in Puerto Rico; ends are produced within 5 U.S. facilities. Metal beverage containers are sold primarily to fillers of carbonated soft drinks, beer and other beverages under annual or long-term supply contracts. Sales volumes of metal beverage cans and ends in North America tend to be highest during the period from April through September.

Based on publicly available industry information, the Company estimates that its North American metal beverage container shipments were approximately 35 percent of total U.S. and Canadian shipments for metal beverage containers. The Company also estimates that its three largest competitors together represent substantially all of the remaining market shipments.

Also based on publicly available industry information, the U.S. metal beverage container industry experienced demand growth at an average annual rate of approximately 1 percent since 1990. During this same period, the soft drink portion of the industry added over 15 billion units while the beer portion of the industry lost approximately 6 billion units (largely to glass packaging). The growth in industry-wide shipments was relatively flat from 1998 to 1999, but increased approximately 2.2 percent from 1997 to 1998.

In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage industry than in the U.S., particularly in the packaged beer industry, in which the market share of metal containers has been hindered by trade barriers and restrictive taxes within Canada.

Beverage container industry production capacity in the U.S. and Canada exceeds demand. In order to balance more closely capacity and demand within its own business, Ball has consolidated its can and end manufacturing capacity into fewer, more efficient facilities with the closure of two of the acquired plants in early 1999 and a third one in early 2000.

The aluminum beverage can continues to compete aggressively with other packaging materials in the beer and soft drink industries. The glass bottle has shown resilience in the packaged beer industry, while the soft drink industry use of the PET bottle has grown. The packaged beer industry has also begun the usage of plastic beer bottles utilizing multi-layer technology.

Two-piece and three-piece steel food containers are manufactured in the U.S. and Canada and sold primarily to food processors in the Midwestern United States and Canada. In 1999 metal food container sales comprised approximately 14 percent of consolidated net sales. Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal vegetable and salmon packs.

In the metal food container industry, manufacturing capacity in North America exceeds market demand. Approximately 34 billion steel food cans were shipped in the U.S. and Canada in 1999, of which approximately 16 percent were shipped by Ball.

Polyethylene terephthalate (PET) packaging is Ball's newest product line, representing slightly less than 7 percent of consolidated net sales in 1999. Demand for containers made of PET has increased in the beverage packaging industry and is expected to increase in the food packaging industry with improved technology and adequate supplies of PET resin. While PET beverage containers compete against both metal and glass, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. The latest projections publicly available indicate that the growth in overall PET demand over the next two years is expected to be between 5 and 10 percent.

Competition in this industry includes two national suppliers and several regional suppliers and self-manufacturers. Service, quality and price are deciding competitive factors. Increasingly, the ability to produce customized, differentiated plastic containers is an important competitive factor.

Ball has secured long-term customer supply agreements, principally for carbonated beverage and water containers. The Company is also developing plastic beer bottles using a multi-layer technology and is introducing this beverage container in limited markets. Other products such as juice containers are potential candidates for expanding the plastics product line.

As part of Ball's initiative to expand its presence internationally, in early 1997 the Company acquired a controlling interest in Ball Asia Pacific Limited, formerly M.C. Packaging (Hong Kong) Limited. Ball Asia Pacific Limited produces two-piece aluminum beverage containers, three-piece steel beverage and food containers, aerosol cans, plastic packaging, metal crowns and printed and coated metal.

With the acquisition of Ball Asia Pacific Limited, the Company is the largest beverage can manufacturer in the People's Republic of China (PRC), supplying approximately half of the two-piece aluminum beverage cans used in the PRC. Capacity has grown rapidly in the PRC, resulting in a supply/demand imbalance. Additionally, uncertainty in the Asian financial markets has resulted in a decrease in exports of Company products from the PRC to other Asian countries. As per capita consumption in the PRC is significantly lower than in more developed countries and per capita income in the PRC is rising, there is significant potential for strong demand growth. In the interim, however, Ball elected to delay the start-up of two small facilities originally expected to become operational in 1998 and to close, in the early part of 1999, two of its plants located in the PRC and remove from service certain manufacturing equipment at a third plant.

Ball operates more than 20 manufacturing ventures in the PRC. The Beijing manufacturing facility is one of the most technologically advanced plants in the PRC. The Company's 34 percent-owned affiliate, Sanshui Jianlibao FTB Packaging Limited, is the largest can manufacturing facility in the PRC in terms of production capacity. For more information on operations in the PRC, see Item 2, Properties, and Exhibit 21.1, Subsidiary List.

Ball is a 50 percent equity owner of a joint venture with BBM Participacoes S.A. to produce two-piece aluminum cans and ends in Brazil. Ball also participates in joint ventures in Thailand, Russia, Taiwan and the Philippines, in addition to providing manufacturing technology and assistance to numerous can manufacturers around the world.

Aerospace and Technologies Segment

The aerospace and technologies segment includes civil space systems, defense systems, commercial space operations, commercial products and technologies, systems engineering services, advanced antenna and video systems and engineering technology products. Sales in the aerospace and technologies segment accounted for approximately 11 percent of consolidated net sales in 1999.

The majority of the aerospace and technologies segment business involves work under relatively short-term contracts (generally one to five years) for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and foreign governments. Contracts funded by the various agencies of the federal government represented approximately 86 percent of segment sales in 1999. Major industry trends have not changed significantly, with Department of Defense and NASA budgets remaining relatively flat. However, there is a growing worldwide demand for commercial space activities. Consolidation in the industry continues, and there is strong competition for business.

Civil space and defense systems and commercial space operations include hardware, software and services to both U.S. and international customers, with emphases on space science, environment and Earth sciences, defense and intelligence, manned missions and exploration. Also included are the design, manufacture and testing of satellites, ground systems and payloads (including launch vehicle integration), as well as satellite ground station control hardware and software.

Other  hardware  activities  include:  electro-optics  products  for  spacecraft guidance; control instruments and sensors and defense subsystems for surveillance; warning, target identification and attitude control; cryogenic systems for reactant storage; sensor cooling devices such as closed-cycle mechanical refrigerators and open-cycle solid and liquid cryogens; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors.

Additionally, the aerospace and technologies segment provides diversified technical services and products to federal and local government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems problems.

Highlights for 1999 included the launch of the QuikSCAT commercial satellite bus which was developed to measure wind speeds and was delivered in record time. This was the first of Ball's growing commercial spacecraft bus product line. The aerospace and technologies segment also had a major role in the Chandra X-Ray Observatory mission, launched in July and the third of NASA's Great Observatories. Ball built the aspect camera and the science instrument module for Chandra. Other notable highlights included being awarded (1) the Deep Impact contract, the largest NASA contract the Company had ever received, (2) Ball's first spacecraft contract to build a platform that will leave Earth's orbit to travel to another planet and (3) a contract to build two spacecraft that will fly in formation to obtain high resolution interferometry images.

Additional highlights included the product launch of a security camera which enables aircraft owners, flight crew and airport security personnel to monitor activity around the aircraft under a broad range of light conditions. Ball's wireless communication products business expanded its product and customer base with standard and custom antennas for wireless base stations, wireless local loop and mobile satellite tracking services. A contract to build pointing and tracking subsystems for two laser communication terminals extended Ball's entry into the laser communication technology arena.

Backlog

Backlog of the aerospace and technologies segment was approximately $346 million at December 31, 1999, and $296 million at December 31, 1998, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 1999 backlog includes approximately $266 million which is expected to be billed during 2000, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $200 million at December 31, 1999. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

                            Research and Development

The "Research and Development" note in the 1999 Annual Report to Shareholders contains information on Company research and development activity and is incorporated herein by reference.

                                   Environment

Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. Using the most recent data available, in 1998 approximately 63 percent of aluminum containers and 56 percent of steel cans sold in the U.S. were recycled. In 1999 approximately 22 percent of the PET containers sold in the U.S. were recycled.

Compliance with federal, state and local laws relating to protection of the environment has not had a material, adverse effect upon capital expenditures, earnings or competitive position of the Company. As more fully described under
Item 3, Legal Proceedings, the U. S. Environmental Protection Agency and various state environmental agencies have designated the Company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the Company's information at this time does not indicate that these matters will have a material, adverse effect upon the liquidity, results of operations or financial condition of the Company.

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

                                    Employees

At the end of February 2000, the Company employed approximately 11,850 people worldwide.

Item 2.    Properties

The Company's properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

The Corporate headquarters is located in Broomfield, Colorado. The offices for metal packaging operations are in Westminster, Colorado. Also located in Westminster is the Edmund F. Ball Technical Center, which serves as a research and development facility, primarily for the metal packaging operations. The offices, pilot line and research and development center for the plastic container business are located in Smyrna, Georgia.

Ball Aerospace & Technologies Corp. offices are located in Boulder, Colorado. The Colorado-based operations of this business occupy a variety of Company-owned and leased facilities in Boulder, Broomfield and Westminster, which together aggregate approximately 1,300,000 square feet of office, laboratory, research and development, engineering and test, and manufacturing space. Other aerospace and technologies operations include facilities in California, Georgia, New Mexico, Ohio, Texas and Virginia.

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

                                                 Approximate
                                                Floor Space in
   Plant Location                                Square Feet
   Metal packaging manufacturing facilities:
   North America
   Blytheville, Arkansas (leased)                    29,000
   Springdale, Arkansas                             286,000
   Richmond, British Columbia                       194,000
   Fairfield, California                            340,000
   Torrance, California                             265,000
   Golden, Colorado                                 500,000
   Tampa, Florida                                   275,000
   Moultrie, Georgia                                152,000
   Kapolei, Hawaii                                  132,000
   Monticello, Indiana                              356,000
   Kansas City, Missouri                            225,000
   Saratoga Springs, New York                       153,000
   Wallkill, New York                               314,000
   Reidsville, North Carolina                       287,000
   Salisbury, North Carolina                        162,000
   Columbus, Ohio                                   167,000
   Findlay, Ohio                                    733,000
   Burlington, Ontario                              308,000
   Hamilton, Ontario                                360,000
   Whitby, Ontario                                  200,000
   Guayama, Puerto Rico                             225,000
   Baie d'Urfe, Quebec                              211,000
   Chestnut Hill, Tennessee                         300,000
   Conroe, Texas                                    180,000
   Fort Worth, Texas                                161,000
   Bristol, Virginia                                241,000
   Williamsburg, Virginia                           400,000
   Seattle, Washington                              166,000
   Weirton, West Virginia (leased)                   85,000
   DeForest, Wisconsin                               45,000
   Milwaukee, Wisconsin                             161,000

   Asia
   Beijing, PRC                                     272,000
   E-zhou, Hubei (Wuhan), PRC                       193,000
   Hong Kong, PRC                                   235,000
   Panyu, PRC                                       207,000
   Shenzhen, PRC                                    271,000
   Tianjin, PRC                                     318,000
   Xi'an, PRC                                       251,000
   Zhuhai, PRC                                      180,000

                                                 Approximate
                                                Floor Space in
   Plant Location                                Square Feet
   Plastic packaging manufacturing facilities:
   North America
   Chino, California (leased)                       240,000
   Ames, Iowa (leased)                              250,000
   Delran, New Jersey (leased)                      450,000
   Baldwinsville, New York (leased)                 240,000

   Asia
   Taicang, Jiangsu, PRC (leased)                   112,000
   Tianjin, PRC                                      62,000
   Tianjin, PRC (leased)                              5,000

In addition to the consolidated manufacturing facilities, the Company has ownership interests of 50 percent or less in packaging affiliates located in the PRC, Brazil, Thailand, Taiwan and the Philippines.

Item 3.    Legal Proceedings

As previously reported, the U.S. Environmental Protection Agency (EPA) considers the Company to be a Potentially Responsible Party (PRP) with respect to the Lowry Landfill site located east of Denver, Colorado. On June 12, 1992, the Company was served with a lawsuit filed by the City and County of Denver (Denver) and Waste Management of Colorado, Inc., seeking contribution from the Company and approximately 38 other companies. The Company filed its answer denying the allegations of the Complaint. On July 8, 1992, the Company was served with a third-party complaint filed by S.W. Shattuck Chemical Company, Inc., seeking contribution from the Company and other companies for the costs associated with cleaning up the Lowry Landfill. The Company denied the allegations of the complaint.

In July 1992 the Company entered into a settlement and indemnification agreement with Denver, Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste) pursuant to which Denver and Waste dismissed their lawsuit against the Company and Waste agreed to defend, indemnify and hold harmless the Company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the Company for the cleanup of the site. Several other companies which are defendants in the above-referenced lawsuits had already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has agreed to guarantee the obligations for Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Denver and Waste may seek additional payments from the Company if the response costs related to the site exceed $319 million. The Company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes which may have been disposed of by the Company at the site but which are identified after the execution of the settlement agreement.

At this time, there are no Lowry Landfill actions in which the Company is actively involved. Based on the information available to the Company at the present time, the Company believes that this matter will not have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, the Company has been notified by Chrysler Corporation (Chrysler) that Chrysler, Ford Motor Company (Ford), and General Motors Corporation have been named in a lawsuit filed in the U.S. District Court in Reno, Nevada, by Jerome Lemelson, alleging infringement of three of his vision inspection system patents used by defendants. One or more of the vision inspection systems used by the defendants may have been supplied by the Company's former Industrial Systems Division (Division) or its predecessors. The suit sought injunctive relief and unspecified damages. Chrysler notified the Company that the Division may have indemnification responsibilities to Chrysler. The Company responded to Chrysler that it appeared at that time that the systems sold to Chrysler by the Company either were not covered by the identified patents or were sold to Chrysler before the patents were issued. On June 16, 1995, the Magistrate of the U.S. District Court declared the patents of Lemelson unenforceable because of the long delays in prosecution. On April 28, 1997, the U.S. District Court Judge vacated the report and recommendation of the U.S. Magistrate. On August 20, 1997, the U.S. Court of Appeals for the Federal Circuit denied Ford's petition for permission to appeal. The Company believes that the issues in this case have been settled and that this case is now concluded. In addition, under an agreement in connection with the spin-off of Alltrista Corporation from Ball in 1993, Alltrista has agreed to indemnify Ball for liabilities arising from this matter. Based on this information, the Company believes that this case and the Company's alleged indirect involvement as a machine vision inspection system supplier to Chrysler will not have a material adverse effect upon the liquidity, results of operations or financial condition of the Company and that this matter is now concluded.

The Company previously reported that on or about March 19, 1999, the Lemelson Medical, Education and Research Foundation, Limited Partnership (Lemelson), gave notice to the Company that the Company allegedly infringed certain patents owned by that entity which were alleged to cover machine vision and automatic identification equipment. Lemelson alleged that the patented machine vision methods cover production, inspection and production control operations, including inspection for flaws or defects in conformance with specifications and standards. Automatic identification allegedly covers bar code recognition. Lemelson claims that it also has patents pending that broadly cover something referred to as flexible manufacturing. Lemelson offered the Company a license under all patents, and patents pending, owned or controlled by Lemelson with certain irrelevant exceptions. Pursuant to a confidential license agreement, this matter has now been concluded. The Company believes that this matter has been concluded without any material adverse effect on the liquidity, results of operations or financial condition of the Company.

As previously reported, on April 24, 1992, the Company was notified by the Muncie Race Track Steering Committee (Steering Committee) that the Company, through its former Consumer Products Division and former Zinc Products Division, may be a PRP with respect to waste disposal at the Muncie Race Track Site located in Delaware County, Indiana. The Steering Committee alleges that the Company was a contributor to the site. The Steering Committee requested that the Company pay 2 percent of the cleanup costs which are estimated at this time to be $10 million. The Company declined to participate in the PRP group because the Company's records do not indicate the Company contributed hazardous waste to the site. Based upon the information available to the Company at this time, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

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

As previously reported, the Company was notified on June 19, 1989, that the EPA has designated the Company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that were released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989 the Company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the Company, along with other above-described PRPs, was notified by the EPA that it was negotiating with the large-volume PRPs another consent order for performance of a site environmental study as a prerequisite to long-term remediation. The EPA and the large-volume PRPs have stated that a second de minimis buyout for settlement of liability for performance of all environmental studies and site remediation is being formulated and an offer to participate therein has been made to the Company. The Company has joined with a group of de minimis PRPs to negotiate a reduction (i.e., a lower price per gallon assessment) in the proposed de minimis settlement offer. The Company's information at this time does not indicate that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, the Company was named a PRP with respect to the Solvents Recovery Site located in Southington, Connecticut. According to the information received by the Company, it is alleged that the Company contributed approximately .08816 percent of the waste contributed to the site on a volumetric basis. The Company responded and has investigated the accuracy of the total volume alleged to be attributable to the Company. The Company joined the PRP group during 1993. In February 1995 the Company executed a trust agreement whereby certain contributions will be made to fund the administration of an ongoing work group. The group members finalized an Administrative Order on Consent for Removal Action and Remedial Investigation/Feasibility Study on February 6, 1997, pursuant to which the group members will perform a removal action and completion of a remedial investigation and feasibility study in connection with the site. Based upon the information available to the Company at this time, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly owned subsidiary of the Company [renamed Ball Glass Container Corporation (Ball Glass)], the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Ball-Foster Glass Container Co., L.L.C., and wholly owned by Saint Gobain, received a general notification letter and information request from the EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. The Company received notice from the City of El Monte that, pursuant to a proposed city economic redevelopment plan, the City proposed to commence groundwater cleanup by a pump and treat remediation process. As of March 1, 2000, the City has not commenced this remediation. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group retained an environmental engineering firm to critique the EPA studies and any proposed remediation.

The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between PRP group members to fund the remedial investigation. The interim allocation approach requires that any payment will be based upon contribution to pollution. Ball's interim allocation is 5.79 percent. The administrative consent order was executed by the PRP group and the EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The PRP group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the administrative consent order, the group submitted to the EPA copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of California. The EPA then approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed remedial investigation/feasibility study (RI/FS). The group funded the RI/FS. The environmental consulting firm retained by the PRP group submitted to the EPA its Feasibility Study Technical Memorandum 1 concerning the site. Five potential remedial action plans were identified in the study, ranging from no action to an extensive groundwater remediation project for both shallow and deep aquifers. The costs of such remedies range from minimal costs for no action to between $10.5 to $25 million for the three groundwater pump and treat options proposed. The PRP group is negotiating with the EPA over the remedy selections for the Record of Decision and has formed an allocation committee for making final allocation of remediation costs between group members. The EPA has informally told the PRP group that it will likely choose the most extensive of the proposed remedies for incorporation into the Record of Decision. The PRP group believes the selection of such a remedy is premature in that the PRP group is still evaluating additional remedial options. The PRP group has commenced the final allocation process. The Allocation Committee has been assigned such task and continues the development of the method for final allocation of costs among PRP group members. Although final allocation has not been made, the Allocation
Committee will allocate costs so that PRP group members responsible for the majority of the contamination will pay a higher percentage of the cleanup costs required by the Record of Decision, once it is finalized and issued. Since final costs will be allocated under such method, Ball Glass decided to perform soil vapor analysis testing to compliment its soil and groundwater sampling analyses previously conducted. Soil vapor analysis was conducted during the week of October 25, 1999. In a significant positive development, the results of all 44 vapor probe locations were non-detect for concern constituents sampled (i.e., those pollutants present in the area groundwater). On November 11, 1999, Ball Glass informed the PRP group of these results which should reduce Ball Glass' final cost allocation under such allocation method. On March 14, 2000, Ball Glass made a formal presentation to the Allocation Committee and requested, based upon its analytical data described above, that its final allocation be reduced from the 5.79 percent interim allocation percentage. In addition, Commercial Union, the Corporation's general liability insurer, is defending this governmental action and is paying the cost of defense including attorneys' fees. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, in March of 1992, William Hallahan, an employee at the Company's metal beverage container plant in Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The Company denied the charge, and hearings on the matter were held before the Workers' Compensation Board of the State of New York. The testimony was concluded in April 1996. On January 14, 1997, the Administrative Law Judge (ALJ) filed his Memorandum of Decision finding in favor of the claimant. The decision was appealed, and the Workers' Compensation Board remanded the case back to the ALJ for further findings. The ALJ entered a decision against the Company on January 8, 1998, as corrected on February 2, 1998, and February 4, 1998. The Company appealed all of the decisions to the Appeals Bureau of the Workers' Compensation Board on February 6, 1998. In June 1999 a three-judge panel of the Workers' Compensation Board reversed the decision of the ALJ and found that substantial evidence does not show a causal relationship between the claimant's workplace and his disease in order to support a causal link and conclude that he developed an occupational disease. The Board then closed the case. The claimant has appealed the case to the full Workers' Compensation Board and alternatively to the Appellate Division of the New York State judicial system. Both parties have filed briefs with the full Workers' Compensation Board. Based on the information, or lack thereof, available to the Company at the present time, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, on or about December 31, 1992, William Hallahan and his wife filed suit in the Supreme Court of the State of New York, County of Saratoga, against certain manufacturers of solvents, coatings and equipment, including Somerset Technologies Inc. and Belvac Production Machinery, seeking damages in the amount of $15 million for allegedly causing leukemia by exposing him to harmful toxins. Somerset and Belvac filed third-party complaints seeking contribution from the Company for damages that they might be required to pay William Hallahan. Based upon information available to the Company at this time, the Company believes that this matter will not have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, on January 5, 1996, an individual named Tangee E. Daniels, on behalf of herself and two minor children and four other plaintiffs, served the Company with a lawsuit filed in the 193rd Judicial District Court of Dallas County, Texas. The suit alleges that the Company's metal beverage container operations and over 50 other defendants disposed of certain hazardous waste at the hazardous waste disposal site operated by Gibraltar Chemical Resources, Inc., located in Winona, Smith County, Texas. The lawsuit also alleges that American Ecology Corp., American Ecology Management Corp., Mobley Environmental Services, Inc., John A. Mobley, James Mobley, Daniel Mobley and Thomas Mobley were managers for Gibraltar and failed to appropriately manage the waste disposed of or treated at the Gibraltar site, resulting in release of hazardous substances into the environment. The plaintiffs allege that they have been denied the enjoyment of their property and have sustained personal and bodily injury and damages due to the release of hazardous waste and toxic substances into the environment caused by all the defendants. The plaintiffs allege numerous causes of action under state law and common law. Plaintiffs also seek to recover damages for past, present, and future medical treatment; mental and emotional anguish and trauma; loss of wages and earning capacity; and physical impairment, as well as punitive damages and prejudgment interest in unspecified amounts. On May 4, 1998, the plaintiffs in the Daniels lawsuit filed for an involuntary dismissal of their complaint without prejudice. Three other lawsuits have been filed against substantially the same defendants: Williams v. Akzo Nobel Chemicals, Inc. (filed on January 2, 1996, in the District Court of Smith County, Texas, dismissed but appealed); and Steich v. Akzo et al., (filed March 4, 1996, in the 241st Judicial District Court of Smith County, Texas, voluntarily dismissed without prejudice); and Adams v. Akzo et al (filed August 30, 1996, in the 236th Judicial District Court of Tarrant County, Texas). The Company is a party defendant in each lawsuit. The Company has denied the allegations of each complaint and has been defending each matter. The Company has settled these cases and believes that these cases are now closed. Based on the information available to the Company at the present time, the Company believes that this matter will not have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, on September 21, 1998, Daiei, Inc. (Daiei), a Japanese corporation, with its principal place of business in Tokyo, Japan, sued the Company in U.S. District Court, Southern District of Indiana, Evansville Division. Daiei alleges it is engaged in the retail sale of consumer goods and food products at stores throughout Japan. Daiei alleges that it purchased defective beer cans filled with beer from Evansville Brewing Company, Inc. (EBC) between April 5, 1995, and July 20, 1995. Daiei further alleges that the metal containers were defectively assembled and sealed by EBC at its production facility in Evansville, Indiana, upon a machine which was inspected by representatives of Ball. Daiei further alleges that Ball breached its warranty to provide metal containers that performed in a commercially reasonable manner, and that Ball's representatives were negligent in the repair of the sealing equipment owned by EBC. Daiei seeks damages for the lost containers and product in the amount of approximately $6 million. The Company has retained counsel and is defending this case. The parties are engaged in the discovery process, and a Motion to Dismiss has been filed by the Company on several legal grounds but the Motion has not been ruled on by the court. Based upon the information available to the Company at the present time, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

On January 27, 1999, Plastic Solutions of Texas, Inc. (PST) and Kurt H. Ruppman, Sr. (Ruppman) filed a Statement of Claim with the American Arbitration Association alleging the Company breached a contract between the Company and PST and Ruppman relating to the grant of a license under certain patents and technology owned by PST and Ruppman relating to the use of cryogenics in the manufacture of hot fill PET bottles. The Company has denied the allegations of the complaint. An arbitration hearing commenced on March 7, 2000, and continued through March 10, 2000, and has been adjourned until April 10, 2000. Based on the lack of information available to the Company at the present time, the Company is unable to express an opinion to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

In 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals which reversed the Trial Court. One non-regulated utility has appealed this decision to the California Supreme Court. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C., which the Company no longer owns, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the Company for defense and indemnity. The Company has in turn tendered this lawsuit to its liability carrier, Commercial Union, for defense and indemnity. Plaintiffs appear to be proceeding to join all companies which are alleged to be Potentially Responsible Parties in the various operable units in the San Gabriel Valley Superfund Site. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company for this matter; however, based on the information available to the Company at the present time, the Company does not believe that this matter will have a material adverse affect upon the liquidity, results of operations or financial condition of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 1999.

                                     Part II

Item 5.  Market  for  the  Registrant's  Common  Stock  and  Related Stockholder
         Matters

Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 6,540 common shareholders of record on March 3, 2000.

Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

The information required by Item 6 for the five years ended December 31, 1999, appearing in the section titled, "Five-Year Review of Selected Financial Data," of the 1999 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A appears under the caption, "Financial and Derivative Instruments and Risk Management," within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the 1999 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP, dated January 26, 2000, included in the 1999 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

The executive officers of the Company as of December 31, 1999, were as follows:

1. George A. Sissel, 63, Chairman and Chief Executive Officer, since January 1998; Chairman, President and Chief Executive Officer, 1996-1998; President and Chief Executive Officer, 1995-1996; Acting President and Chief Executive Officer, 1994-1995; Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice President, Corporate Secretary and General Counsel, 1987-1993; Vice President, Corporate Secretary and General Counsel, 1981-1987.

2. R. David Hoover, 54, Vice Chairman, President and Chief Financial Officer effective January 1, 2000; Vice Chairman and Chief Financial Officer, 1998-1999; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

3. George A. Matsik, 60, Retired effective December 31, 1999; President, Chief Operating Officer, Packaging Operations, 1998-1999; Executive Vice President and Chief Operating Officer, Packaging Operations, 1997-1998; Chief Operating Officer, Packaging Operations, 1996-1997; President, International Packaging Operations, 1995-1996.

4. Donald C. Lewis, 57, Vice President and General Counsel, since September 1998; Vice President, Assistant Corporate Secretary and General Counsel, 1997-1998; General Counsel and Assistant Corporate Secretary, 1995-1997;
     Associate General Counsel and Assistant Corporate Secretary, 1990-1995; Associate General Counsel, 1983-1990; Assistant General Counsel, 1980-1983; Senior Attorney, 1978-1980; General Attorney, 1974-1978.

5. Albert R. Schlesinger, 58, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

6. Raymond J. Seabrook, 48, Senior Vice President, Finance, since April 1998; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

7. Harold L. Sohn, 53, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

8. David A. Westerlund, 49, Senior Vice President, Administration, since April 1998; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 and under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's proxy statement filed pursuant to Regulation 14A dated March 15, 2000, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 13 of the Company's proxy statement filed pursuant to Regulation 14A dated March 15, 2000, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the Company's proxy statement filed pursuant to Regulation 14A dated March 15, 2000, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption, "Ratification of the Appointment of Independent Accountants, " on page 15 of the Company's proxy statement filed pursuant to Regulation 14A dated March 15, 2000, is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1) Financial Statements:

        The  following   documents   included  in  the  1999  Annual  Report  to
        Shareholders are incorporated by reference in Part II, Item 8:

            Consolidated statements of earnings - Years ended December 31, 1999, 1998 and 1997

            Consolidated balance sheets - December 31, 1999 and 1998

            Consolidated statements of cash flows - Years ended December 31, 1999, 1998 and 1997

            Consolidated statements of shareholders' equity and comprehensive earnings - Years ended December 31, 1999, 1998 and 1997

            Notes to consolidated financial statements

            Report of independent accountants

        (2) Financial Statement Schedules:

        There were no financial statement schedules required under this item.

        (3) Exhibits:

        See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)     Reports on Form 8-K:

        The registrant did not file or amend reports on Form 8-K during 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BALL CORPORATION
                                  (Registrant)

                                  By:  /s/George A. Sissel
                                       ------------------------------
                                       George A. Sissel, Chairman and
                                       Chief Executive Officer
                                       March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)     Principal Executive Officer:

        /s/George A. Sissel                   Chairman and Chief Executive
        --------------------------------      Officer
        George A. Sissel                      March 30, 2000

(2)     Principal Financial Accounting Officer:


        /s/R. David Hoover                    Vice Chairman, President and Chief
        --------------------------------      Financial Officer
        R. David Hoover                       March 30, 2000

(3)     Controller:

        /s/Albert R. Schlesinger              Vice President and Controller
        --------------------------------      March 30, 2000
        Albert R. Schlesinger

(4)     A Majority of the Board of Directors:

        /s/Frank A. Bracken            *      Director
        --------------------------------      March 30, 2000
        Frank A. Bracken

        /s/Howard M. Dean              *      Director
        --------------------------------      March 30, 2000
        Howard M. Dean

        /s/John T. Hackett             *      Director
        --------------------------------      March 30, 2000
        John T. Hackett

        /s/R. David Hoover             *      Director
        --------------------------------      March 30, 2000
        R. David Hoover

        /s/John F. Lehman              *      Director
        --------------------------------      March 30, 2000
        John F. Lehman

        /s/Ruel C. Mercure, Jr.        *      Director
        --------------------------------      March 30, 2000
        Ruel C. Mercure, Jr.

        /s/Jan Nicholson               *      Director
        --------------------------------      March 30, 2000
        Jan Nicholson

        /s/George A. Sissel            *      Chairman, Chief Executive
        --------------------------------      Officer and Director
        George A. Sissel                      March 30, 2000

        /s/William P. Stiritz          *      Director
        --------------------------------      March 30, 2000
        William P. Stiritz

        /s/Stuart A. Taylor II         *      Director
        --------------------------------      March 30, 2000
        Stuart A. Taylor II


*By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                   By: /s/George A. Sissel
                                       ------------------------------
                                       George A. Sissel
                                       As Attorney-in-Fact
                                       March 30, 2000

                        Ball Corporation and Subsidiaries
                           Annual Report on Form 10-K

                      For the year ended December 31, 1999

                                Index to Exhibits

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------
 3.i Amended Articles of Incorporation as of November 26, 1990 (filed by incorporation by reference to the Current Report on Form 8-K dated November 30, 1990) filed December 13, 1990.

 3.ii Bylaws of Ball Corporation as amended September 23, 1998, filed March 29, 1999.

 4.1(a) Senior Note Indenture, dated August 10, 1998, among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

 4.1(b) Senior Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc., and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

 4.2(a) Senior Subordinated Note Indenture, dated August 10, 1998, among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Subordinated Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

 4.2(b) Senior Subordinated Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc., and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

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

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------
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

10.7 Amended and Restated Form of Severance Benefit Agreement which exists between the Company and its executive officers, effective as of August 1, 1994 and as amended on January 24, 1996, (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996.

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

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------
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

10.22a Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Stock Option grants in which the five named executive officers participate and which grants are referred to in the Executive Compensation section in the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the option grants was filed March 29, 1999).

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------

10.22b Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Restricted Stock grant in which the five named executive officers participate and which grants are referred to in the Executive Compensation section of the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the restricted grants was filed March 29, 1999.)

10.22c Ball Corporation Merger Related Special Incentive Plan for Operating Executives which provides for certain cash incentive payments based upon the attainment of certain performance criteria. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K. (The form of the plan was filed March 29, 1999.)

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

10.26 Part-Time Employment, Retirement and Consulting Services Agreement between Duane E. Emerson and Ball Corporation dated January 14, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1997) filed March 31, 1998.

10.27 Agreement and General Release between David B. Sheldon and Ball Corporation dated February 7, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1997) filed March 31, 1998.

10.28 Consulting Agreement between The Cygnus Enterprise Development Corp. (for which Donovan B. Hicks is managing partner) and Ball Corporation dated January 1, 1997 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1997) filed March 31, 1998.

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------

10.29 Form of Severance Agreement (Change of Control Agreement) which exists between the Company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1988) filed March 25, 1989.

10.30 Consulting Agreement between George A. Matsik and Ball Corporation dated October 18, 1999. (Filed herewith.)

11.1 Statement re: Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements, "Earnings Per Share," in the 1999 Annual Report to Shareholders). (Filed herewith.)

12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

13.1 Ball Corporation 1999 Annual Report to Shareholders (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

18.1 Letter re: Change in Accounting Principles. (Filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995) filed August 15, 1995.

21.1     List of Subsidiaries of Ball Corporation. (Filed herewith.)

23.1     Consent of Independent Accountants. (Filed herewith.)

24.1     Limited Power of Attorney. (Filed herewith.)

27.1 Financial Data Schedule for the year ended December 31, 1999. (Filed herewith.)

99.1     Specimen  Certificate  of   Common  Stock  (filed  by  incorporation by
         reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

99.2 Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)