Form 10-Q
period 2000-04-02
BALL CORP
filed 2000-05-17
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 2, 2000
                             ----------------------


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
Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at April 30, 2000
     -------------------                    ---------------------------------
        Common Stock,                               29,718,632 shares
      without par value

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q

                       For the period ended April 2, 2000



                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Unaudited Condensed Consolidated Statements
             of Earnings for the Three-Month Periods
             Ended April 2, 2000, and April 4, 1999                       3

           Unaudited Condensed Consolidated Balance
             Sheets at April 2, 2000, and December 31, 1999               4

           Unaudited Condensed Consolidated Statements of
             Cash Flows for the Three-Month Periods Ended
             April 2, 2000, and April 4, 1999                             5

           Notes to Unaudited Condensed Consolidated
             Financial Statements                                         6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               12

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                 15

PART II.   OTHER INFORMATION                                             17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Ball Corporation and Subsidiaries
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    ($ in millions, except per share amounts)

                                                                                         Three Months Ended
                                                                               ---------------------------------------
                                                                                 April 2, 2000         April 4, 1999
                                                                               -----------------     -----------------
----------------------------------------------------------------------------------------------------------------------
   Net sales                                                                     $   817.6             $   820.3
----------------------------------------------------------------------------------------------------------------------

   Costs and expenses

     Cost of sales (excluding depreciation and amortization)                         680.9                 691.9
     Depreciation and amortization (Notes 6 and 7)                                    40.4                  41.5
     Selling and administrative                                                       33.5                  30.5
     Receivable securitization fees and product development (Note 8)                   3.7                   3.6
                                                                               -----------------     -----------------
                                                                                     758.5                 767.5
----------------------------------------------------------------------------------------------------------------------
   Earnings before interest and taxes                                                 59.1                  52.8
----------------------------------------------------------------------------------------------------------------------

   Interest expense                                                                   23.4                  28.2
                                                                               -----------------     -----------------

   Earnings before taxes                                                              35.7                  24.6
   Provision for taxes                                                               (13.8)                 (9.7)
   Minority interests                                                                 (0.2)                  0.5
   Equity in earnings of affiliates                                                   (1.7)                  0.3
                                                                               -----------------     -----------------

   Net earnings                                                                       20.0                  15.7
   Preferred dividends, net of tax                                                    (0.6)                 (0.7)

----------------------------------------------------------------------------------------------------------------------
   Earnings attributable to common shareholders                                  $    19.4             $    15.0
----------------------------------------------------------------------------------------------------------------------



   Earnings per common share (Note 10)                                           $    0.65             $    0.50
                                                                               =================     =================

   Diluted earnings per share (Note 10)                                          $    0.62             $    0.47
                                                                               =================     =================

   Cash dividends declared per common share                                      $    0.15             $    0.15
                                                                               =================     =================

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                                 April 2, 2000       December 31, 1999
                                                                               -----------------     -----------------
ASSETS
Current assets

   Cash and temporary investments                                                 $      42.5           $      35.8
   Accounts receivable, net                                                             278.3                 220.2
   Inventories, net (Note 5)                                                            639.9                 565.9
   Deferred taxes and prepaid expenses                                                   77.1                  73.9
                                                                               -----------------     -----------------
     Total current assets                                                             1,037.8                 895.8

Property, plant and equipment, net (Note 6)                                           1,093.3               1,121.2
Goodwill and other assets (Note 7)                                                      695.0                 715.1
                                                                               -----------------     -----------------
     Total Assets                                                                 $   2,826.1           $   2,732.1
                                                                               =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities

   Short-term debt and current portion of long-term debt (Note 8)                 $     150.9           $     104.0
   Accounts payable                                                                     336.0                 345.5
   Salaries, wages and accrued employee benefits                                         78.6                 114.7
   Other current liabilities                                                             95.6                 105.9
                                                                               -----------------     -----------------
     Total current liabilities                                                          661.1                 670.1

Long-term debt (Note 8)                                                               1,176.3               1,092.7
Employee benefit obligations, deferred income taxes and other
   noncurrent liabilities                                                               266.1                 258.7
                                                                               -----------------     -----------------
   Total liabilities                                                                  2,103.5               2,021.5
                                                                               -----------------     -----------------
Contingencies (Note 11)
Minority interests                                                                       19.1                  19.7
                                                                               -----------------     -----------------
Shareholders' equity (Note 9)
   Series B ESOP Convertible Preferred Stock                                             55.3                  56.2
   Unearned compensation - ESOP                                                         (20.5)                (20.5)
                                                                               -----------------     -----------------
     Preferred shareholder's equity                                                      34.8                  35.7
                                                                               -----------------     -----------------
   Common stock (36,309,782 shares issued - 2000;
      35,849,778 shares issued - 1999)                                                  428.5                 413.0
   Retained earnings                                                                    496.1                 481.2
   Accumulated other comprehensive loss                                                 (28.0)                (26.7)
   Treasury stock, at cost (6,528,930 shares - 2000;
      6,032,651 shares - 1999)                                                         (227.9)               (212.3)
                                                                               -----------------     -----------------
     Common shareholders' equity                                                        668.7                 655.2
                                                                               -----------------     -----------------
     Total shareholders' equity                                                         703.5                 690.9
                                                                               -----------------     -----------------
     Total Liabilities and Shareholders' Equity                                   $   2,826.1           $   2,732.1
                                                                               =================     =================


See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                                                         Three Months Ended
                                                                               ---------------------------------------
                                                                                 April 2, 2000         April 4, 1999
                                                                               -----------------     -----------------
Cash Flows from Operating Activities

   Net earnings                                                                   $     20.0            $     15.7
   Noncash charges to net earnings:
     Depreciation and amortization                                                      40.4                  41.5
     Other, net                                                                         (2.0)                 15.0
     Changes in working capital components                                            (186.4)               (181.5)
                                                                               -----------------     -----------------
       Net cash used in operating activities                                          (128.0)               (109.3)
                                                                               -----------------     -----------------

Cash Flows from Investing Activities

   Additions to property, plant and equipment                                          (23.5)                (21.5)
   Incentive loan receipts and other, net                                               34.4                   3.2
                                                                               -----------------     -----------------
       Net cash provided by (used in) investing activities                              10.9                 (18.3)
                                                                               -----------------     -----------------

Cash Flows from Financing Activities

   Long-term borrowings                                                                110.5                  84.0
   Repayments of long-term borrowings                                                  (23.1)                (17.5)
   Change in short-term borrowings                                                      43.3                  76.0
   Common and preferred dividends                                                       (4.5)                 (4.5)
   Proceeds from issuance of common stock under
      various employee and shareholder plans                                            15.2                   7.0
   Acquisitions of treasury stock                                                      (15.6)                 (8.8)
   Other, net                                                                           (2.0)                 (0.5)
                                                                               -----------------     -----------------
       Net cash provided by financing activities                                       123.8                 135.7
                                                                               -----------------     -----------------

Net Change in Cash and Temporary Investments                                             6.7                   8.1
Cash and temporary investments - beginning of period                                    35.8                  34.0
                                                                               -----------------     -----------------
Cash and Temporary Investments - End of Period                                    $     42.5            $     42.1
                                                                               =================     =================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
April 2, 2000

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

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

Certain prior-year amounts have been reclassified in order to conform with the current-year presentation.

2.  New Accounting Pronouncements

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

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion No. 25," clarifies certain issues related to the accounting for stock compensation and is effective for Ball as of July 1, 2000. The effect, if any, of adopting this standard has not yet been determined.

3.  Business Segment Information

Ball's operations are organized along its product lines in two segments - the packaging segment and the aerospace and technologies segment. The accounting policies of the segments are the same as those in the condensed consolidated financial statements.

The packaging segment includes the lines of businesses that manufacture metal and PET (polyethylene terephthalate) containers, primarily for use in beverage and food packaging. The Company's consolidated packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). Ball also has investments, which are accounted for under the equity method, in packaging companies largely in the PRC, Brazil and Thailand.

The aerospace and technologies segment includes civil space systems, defense systems, commercial space operations, commercial products and technologies, systems engineering services, advanced antenna and video systems and products and technology.

Summary of Business by Segment                                                           Three Months Ended
                                                                               ---------------------------------------
                                                                                 April 2, 2000         April 4, 1999
($ in millions)                                                                -----------------     -----------------
Net Sales

Packaging                                                                         $    730.1            $    724.8
Aerospace and technologies                                                              87.5                  95.5
                                                                               -----------------     -----------------
   Consolidated net sales                                                         $    817.6            $    820.3
                                                                               =================     =================

Operating Earnings

Packaging                                                                         $     59.2            $     50.8
Aerospace and technologies                                                               5.4                   6.2
                                                                               -----------------     -----------------
   Segment earnings before interest and taxes                                           64.6                  57.0
Corporate undistributed expenses, net                                                   (5.5)                 (4.2)
                                                                               -----------------     -----------------
Earnings before interest and taxes                                                      59.1                  52.8
Interest expense                                                                       (23.4)                (28.2)
Provision for taxes on income                                                          (13.8)                 (9.7)
Minority interests                                                                      (0.2)                  0.5
Equity in earnings of affiliates                                                        (1.7)                  0.3
                                                                               -----------------     -----------------
   Consolidated net earnings                                                      $     20.0            $     15.7
                                                                               =================     =================


                                                                                 April 2, 2000       December 31, 1999
                                                                               -----------------     -----------------
Net Investment

Packaging                                                                         $  1,339.7           $   1,319.7
Aerospace and technologies                                                             165.5                 161.6
                                                                               -----------------     -----------------
   Segment net investment                                                            1,505.2               1,481.3
Consolidating eliminations and other                                                  (801.7)               (790.4)
                                                                               -----------------     -----------------
   Consolidated net investment                                                    $    703.5           $     690.9
                                                                               =================     =================

4.  Acquisitions and Plant Closures

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). In connection with the Acquisition, the Company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. The $51.3 million included $22.8 million which was transferred to pension and other postretirement benefit liability accounts. The plants and certain equipment are for sale. Employees of the closed facilities, primarily comprised of manufacturing and support personnel, have been terminated. The carrying value of the fixed assets held for sale was approximately $21.5 million at April 2, 2000. Subsequent increases in actual costs, if any, will be included in current-period earnings, and decreases, if any, will result in a further reduction of goodwill.

The following table summarizes the first quarter activity related to the remaining integration costs associated with the Acquisition:

($ in millions)                                           Employee          Other Exit
                                                          Severance           Costs             Total
                                                        -------------     -------------     -------------
Balance at December 31, 1999                               $ 12.8            $  2.2            $ 15.0
Payments made                                                (1.8)             (0.3)             (2.1)
Reclassification of prior-period payments                     -                 1.6               1.6
                                                        -------------     -------------     -------------
Balance at April 2, 2000                                   $ 11.0            $  3.5            $ 14.5
                                                        =============     =============     =============

During the last quarter of 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write-down to net realizable value of fixed assets, goodwill and other assets. The carrying value of the remaining fixed assets held for sale was $10 million at April 2, 2000.

5.  Inventories

    ($ in millions)                        April 2, 2000       December 31, 1999
                                         -----------------     -----------------
    Raw materials and supplies              $    218.6            $    238.0
    Work in process and finished goods           421.3                 327.9
                                         -----------------     -----------------
                                            $    639.9            $    565.9
                                         =================     =================


6.  Property, Plant and Equipment

    ($ in millions)                        April 2, 2000       December 31, 1999
                                         -----------------     -----------------
    Land                                    $     62.1            $     61.6
    Buildings                                    432.5                 433.6
    Machinery and equipment                    1,444.6               1,439.4
                                         -----------------     -----------------
                                               1,939.2               1,934.6
    Accumulated depreciation                    (845.9)               (813.4)
                                         -----------------     -----------------
                                            $  1,093.3            $  1,121.2
                                         =================     =================


Depreciation expense amounted to $36.1 million and $35.5 million for the three-month periods ended April 2, 2000, and April 4, 1999, respectively.

7.  Goodwill and Other Assets

    ($ in millions)                        April 2, 2000       December 31, 1999
                                         -----------------     -----------------
    Goodwill                                $    464.3            $    482.9
    Investments in affiliates                     78.6                  81.3
    Other                                        152.1                 150.9
                                         -----------------     -----------------
                                            $    695.0            $    715.1
                                         =================     =================

Goodwill is net of accumulated amortization of $46.1 million at April 2, 2000 (including the reclassification of prior-year amortization), and $41.9 million at December 31, 1999. Total amortization expense amounted to $4.3 million and $6 million for the three-month periods ended April 2, 2000, and April 4, 1999, respectively, of which $3.2 million and $3.5 million related to the amortization of goodwill.

8.  Debt and Guarantees of Subsidiaries

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bears interest at variable rates. At April 2, 2000, approximately $452 million was available under the revolving credit facility portion of the Senior Credit Facility.

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

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million and $119.5 million at April 2, 2000, and April 4, 1999, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $2 million and $1.7 million for the first three months of 2000 and 1999, respectively.

The Company was not in default of any loan agreement at April 2, 2000, and has met all payment obligations. Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed-term loan agreement of which $44 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to January 1, 2000, and has requested a further waiver in respect of the noncompliance during the first quarter.

9.  Shareholders' Equity

The composition of the accumulated other comprehensive loss at April 2, 2000, and December 31, 1999, is primarily the cumulative effect of foreign currency translation and additional minimum pension liability. Total comprehensive income was $18.7 million for the quarter ended April 2, 2000, and $17.7 million for the quarter ended April 4, 1999. The difference between net income and comprehensive income for each period represents the effects of foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,503,177 shares at April 2, 2000, and 1,530,411 shares at December 31, 1999.

10.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

($ in millions, except per share amounts)                                                Three Months Ended
                                                                               ---------------------------------------
                                                                                 April 2, 2000         April 4, 1999
                                                                               -----------------     -----------------
  Earnings per Common Share

  Net earnings                                                                     $   20.0              $   15.7
  Preferred dividends, net of tax                                                      (0.6)                 (0.7)
                                                                               -----------------     -----------------
  Earnings attributable to common shareholders                                     $   19.4              $   15.0
                                                                               =================     =================

  Weighted average common shares (000s)                                              29,707                30,240
                                                                               =================     =================

  Earnings per common share                                                        $   0.65              $   0.50
                                                                               =================     =================

  Diluted Earnings per Share

  Net earnings                                                                         20.0                  15.7
  Adjustment for deemed ESOP cash contribution in
    lieu of the ESOP Preferred dividend                                                (0.5)                 (0.5)
                                                                               -----------------     -----------------
  Earnings attributable to common shareholders                                     $   19.5              $   15.2
                                                                               =================     =================

  Weighted average common shares (000s)                                              29,707                30,240
  Effect of dilutive stock options                                                      251                   438
  Common shares issuable upon conversion of
    the ESOP Preferred stock                                                          1,762                 1,833
                                                                               -----------------     -----------------
  Weighted average shares applicable
    to diluted earnings per share                                                    31,720                32,511
                                                                               =================     =================

  Diluted earnings per share                                                       $   0.62              $   0.47
                                                                               =================     =================

11.  Contingencies

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

The U.S. government disputed the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's
ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government has not reimbursed the Company for certain disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. However, more recently, the Corporate Administrative Contracting Officer assigned to Ball has resolved the DCAA's disallowance in Ball's favor and has incorporated this favorable resolution into a Memorandum of Agreement with Ball to close out cost claims for years 1994 through 1997. On April 3, 2000, the ASBCA, in a formal decision, sustained the Company's appeal. At this time, the U.S. government has not indicated whether or not it will appeal. The Company's information at this time does not indicate that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

Ball's   operations   are   organized  along  its product lines in two segments:
(1) packaging and (2) aerospace and technologies. The following table summarizes the results of these two segments:

($ in millions)                                    Three Months Ended
                                         ---------------------------------------
                                           April 2, 2000         April 4, 1999
                                         -----------------     -----------------

Net Sales

Packaging                                   $   730.1             $   724.8
Aerospace and technologies                       87.5                  95.5
                                         -----------------     -----------------
   Consolidated net sales                   $   817.6             $   820.3
                                         =================     =================

Earnings Before Interest and Taxes

Packaging                                   $    59.2             $    50.8
Aerospace and technologies                        5.4                   6.2
                                         -----------------     -----------------
   Consolidated segment earnings
     before interest and taxes              $    64.6             $    57.0
                                         =================     =================


Packaging Segment

The packaging segment includes metal and PET (polyethylene terephthalate) container products, primarily used in beverage and food packaging. The Company's packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). While the Company closed three plants during the past year, largely eliminating the associated costs, packaging segment sales remained comparable to the first quarter of 1999. Segment operating margins for the first quarter increased to
8.1 percent from 7 percent, reflecting improved production efficiencies and cost reductions, including the effects of the consolidation actions taken in 1999 and 1998.

North American metal beverage container sales, which represented approximately 70 percent of segment sales in the first quarter of 2000, decreased approximately 3 percent in comparison to the first quarter of 1999. The decrease was primarily due to lower soft drink container shipments. During the first quarter of 2000, Ball closed an acquired aluminum beverage can plant in Tampa and began operation of a new, high-speed production line in its other Tampa plant.

North American metal food container sales, which comprised approximately 15 percent of segment sales in the first three months of 2000, increased approximately 14 percent over the same period in 1999. This increase was the result of volume gains with several customers.

During the latter part of the first quarter of 2000, Ball and ConAgra Grocery Products Company (ConAgra), a unit of ConAgra, Inc., formed a joint venture company called Ball Western Can Company (Ball Western) to acquire and operate certain ConAgra can manufacturing assets in California. The transaction closed on April 10, 2000. Under a separate agreement, Ball will purchase certain ConAgra manufacturing equipment (for $4 million) which will be utilized at an existing Ball plant in Tennessee. Ball Western and Ball will supply metal food cans and ends under long-term agreements to ConAgra, whose requirements are currently about one billion cans and ends per year.

Plastic container sales, which comprised approximately 8 percent of segment sales in the first quarter of 2000, increased approximately 6 percent compared to the same period in 1999. The increase was primarily due to the pass-through of increased resin prices, as unit volumes were comparable year over year. The sales mix continues to be weighted primarily toward carbonated soft drinks and water. Plastic beer containers, which utilize a multi-layer technology, are currently being tested by several of Ball's customers.

Sales were up nearly 5 percent in China and Hong Kong. Operating earnings were considerably improved compared to 1999, due largely to prior-year plant consolidations which helped improve operating efficiencies.

Aerospace and Technologies Segment

The aerospace and technologies segment had lower sales and earnings in the first three months of 2000 as a result of a large program reaching completion, as well as delays in expected contract awards. Backlog at the end of the first quarter was approximately $337 million compared to $346 million at December 31, 1999, and $271 million at April 4, 1999. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

Selling and Administrative Expenses

Higher consolidated selling and administrative expenses in 2000 compared to 1999 were due in large part to higher accruals for employee benefit costs.

Interest and Taxes

Consolidated interest expense for the first three months of 2000 was $23.4 million compared to $28.2 million for the same period in 1999. The decrease is primarily attributable to a lower level of average borrowings during the period, as well as increased capitalization of interest, largely in connection with the Tampa plant expansion, and a higher percentage of fixed, lower rate debt in 2000 compared to 1999, partially as a result of fixing the Company's floating debt using interest rate swaps.

Ball's lower consolidated effective income tax rate for the first quarter of 2000, as compared to the same period in 1999, is primarily due to the favorable effects of an election late in the first quarter of 1999 to treat certain investments in Hong Kong and the PRC as partnerships for U.S. tax purposes.

Results of Equity Affiliates and Minority Interests

Equity earnings and losses in affiliates are largely attributable to those from investments in the PRC, Thailand and Brazil. Results were a loss of $1.7 million in the first quarter of 2000 compared to earnings of $0.3 million for the same period in 1999. Results in Brazil were hampered by the effects of a weakened Brazilian real and slower sales.

Minority interests' share of income, which was $0.2 million for the first three months of 2000 compared to their share of losses of $0.5 million for the same period in 1999, reflected improved results.

Other Items

In connection with an acquisition in 1998, the Company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. The employees have been terminated, and the plants and certain equipment are for sale. During the first quarter of 2000, the Company made payments of $2.1 million and reclassified prior-period payments totaling $1.6 million. The carrying value of the fixed assets held for sale was approximately $21.5 million at April 2, 2000.

During the last quarter of 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write-down to net realizable value of fixed assets, goodwill and other assets. The carrying value of the remaining fixed assets held for sale was $10 million at April 2, 2000.

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

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25," clarifies certain issues related to the accounting for stock compensation and is effective for Ball as of July 1, 2000. The effect, if any, of adopting this standard has not yet been determined.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The $128 million of cash used in operations for the first quarter reflected seasonally increased working capital partially offset by improved earnings. Capital spending of $23.5 million in the first quarter of 2000 was well below depreciation of $40.4 million. Capital spending is expected to be approximately $140 million for the year.

Total debt increased to $1,327.2 million at April 2, 2000, compared to $1,196.7 million at December 31, 1999, primarily due to seasonal financing for the normal increase in accounts receivable and inventories. The debt-to-total capitalization ratio of 64.7 percent at April 2, 2000, rose from 62.7 percent at December 31, 1999.

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At April 2, 2000, approximately $452 million was available under the revolving credit facility portion of the Senior Credit Facility.

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

Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $136 million at the end of the first quarter, of which $62 million was outstanding at April 2, 2000.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million and $119.5 million at April 2, 2000, and April 4, 1999, respectively. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $2 million and $1.7 million for the first three months of 2000 and 1999, respectively.

The Company was not in default of any loan agreement at April 2, 2000, and has met all payment obligations. Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed-term loan agreement of which $44 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to January 1, 2000, and has requested a further waiver in respect of the noncompliance during the first quarter.

CONTINGENCIES

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

The U.S. government disputed the Company's claim to recoverability (by means of allocation to government contracts) of reimbursed costs associated with Ball's
ESOP for fiscal years 1989 through 1995, as well as the corresponding prospective costs accrued after 1995. The government has not reimbursed the Company for certain disputed ESOP expenses incurred or accrued after 1995. A deferred payment agreement for the costs reimbursed through 1995 was entered into between the government and Ball. On October 10, 1995, the Company filed its complaint before the Armed Services Board of Contract Appeals (ASBCA) seeking final adjudication of this matter. Trial before the ASBCA was conducted in January 1997. Since that time, the Defense Contract Audit Agency (DCAA) has issued a Draft Audit Report disallowing a portion of the Company's ESOP costs for 1994 through 1997 on the asserted basis that the Company's dividend contributions to the ESOP do not constitute allowable deferred compensation. The Draft Audit Report takes the position that the disallowance is not covered by the pending decision by the ASBCA. However, more recently, the Corporate Administrative Contracting Officer assigned to Ball has resolved the DCAA's disallowance in Ball's favor and has incorporated this favorable resolution into a Memorandum of Agreement with Ball to close out cost claims for years 1994 through 1997. On April 3, 2000, the ASBCA, in a formal decision, sustained the Company's appeal. At this time, the U.S. government has not indicated whether or not it will appeal. The Company's information at this time does not indicate that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company employs established risk management policies and procedures to reduce its exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and the Company's common share repurchase program. The Company's objective in managing its exposure to commodity price changes is to limit the impact of raw material price changes on earnings and cash flow through arrangements with customers and suppliers and, at times, through the use of certain derivative instruments, such as options and forward contracts, designated as hedges. The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. To achieve these objectives, the Company primarily uses interest rate swaps, collars and options to manage the Company's mix of floating and fixed-rate debt between a minimum and maximum percentage, which is set by policy. The Company's objective in managing its exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes.

The Company primarily manages the commodity price risk in connection with market price fluctuations of aluminum by entering into customer sales contracts for cans and ends which include aluminum-based pricing terms which consider price fluctuations under its commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This matched pricing affects substantially all of the Company's North American metal beverage packaging net sales. The Company also, at times, uses certain derivative instruments such as option and forward contracts to hedge commodity price risk.

Unrealized losses on foreign exchange forward contracts are recorded in the balance sheet as other current liabilities. Realized gains/losses from hedges are classified in the income statement consistent with the accounting treatment of the item being hedged. The Company accrues the differential for interest rate swaps to be paid or received under these agreements as adjustments to interest expense over the lives of the swaps. Gains and losses upon the early termination of swap agreements are deferred in long-term liabilities and amortized as an adjustment to interest expense over the remaining term of the agreement.

The Company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of April 2, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The Company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the Company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions and the development of certain domestic and international markets. Some factors that could cause the Company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; insufficient production capacity; the weather; fuel costs and availability; shortages in and pricing of raw materials; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; regulatory action; federal and state legislation; interest rates; labor strikes; boycotts; litigation involving antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; local economic conditions; the authorization and control over the availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of satellite launches and the businesses and governments associated with the launches; international business risks such as the devaluation of international currencies; the ability to obtain adequate credit resources for foreseeable financing requirements of the Company's businesses and to satisfy the resulting credit obligations; the inability of the Company's customers and vendors to achieve year 2000 readiness; and unsuccessful acquisitions, joint ventures or divestitures. If the Company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the Company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 3, 2000, Pechiney Plastic Packaging, Inc., and Pechiney Emballage Flexible Europe (Pechiney) filed a lawsuit against Kortec, Inc.; Crown Cork & Seal Company, Inc.; Crown Cork & Seal Technologies Corporation and Ball Plastic Container Corp. in the U.S. District Court for the District of Massachusetts. Pechiney alleges that the defendants have infringed two of its patents with respect to methods and apparatus for injection molding and injection blow molding multi-layer plastic containers. Pechiney seeks an injunction and damages. Kortec is a supplier to Ball Plastic Container Corp. of equipment for use in manufacturing multi-layered plastic bottles. Kortec has agreed to defend Ball Plastic Container Corp. against the claims for infringement of patents arising out of the purchase and use of such equipment purchased from Kortec and has assumed the defense of the action. Based upon the information, or lack of information available at the present time, the Company is unable to express an opinion as to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse affect upon the liquidity, results of operations or financial condition of the Company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ending April 2, 2000.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ending April 2, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 5 for the quarter ending April 2, 2000.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ending April 2, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            20.1   Subsidiary Guarantees of Debt
            27.1   Financial Data Schedule
            99.1 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

The registrant filed or amended reports on Form 8-K as follows:

A Current Report on Form 8-K was filed March 6, 2000, reporting under Item 5 of Regulation S-X an announcement by Ball Corporation and ConAgra Grocery Products Company (a unit of ConAgra, Inc.) to form a joint venture company called Ball Western Can Company. The new joint venture company and Ball Corporation will supply metal food cans and ends under long-term agreements to ConAgra Grocery Products.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)


By:      /s/  Raymond J. Seabrook
         ------------------------------
         Raymond J. Seabrook
         Senior Vice President and
            Chief Financial Officer


Date:    May 17, 2000

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q

                                  April 2, 2000


                                  EXHIBIT INDEX

Description                                                         Exhibit
--------------------------------------------------                 ---------

Subsidiary Guarantees of Debt (Filed herewith.)                     EX-20.1

Financial Data Schedule (Filed herewith.)                           EX-27.1

Safe Harbor Statement Under the Private Securities
     Litigation Reform Act of 1995, as amended.
     (Filed herewith.)                                              EX-99.1