Form 10-Q
period 2000-07-02
BALL CORP
filed 2000-08-16
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 2, 2000
                              --------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                      Outstanding at August 6, 2000
------------------                              --------------------------------
   Common Stock,                                         29,114,736 shares
 without par value

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                        For the period ended July 2, 2000

                                      INDEX
                                                                    Page Number
                                                                   -------------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statements
             of Earnings for the Three- and Six-Month Periods
             Ended July 2, 2000, and July 4, 1999                         3

          Unaudited Condensed Consolidated Balance Sheets at
             July 2, 2000, and December 31, 1999                          4

          Unaudited Condensed Consolidated Statements of
             Cash Flows for the Six-Month Periods Ended
             July 2, 2000, and July 4, 1999                               5

          Notes to Unaudited Condensed Consolidated Financial
             Statements                                                   6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               13

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                                 17

PART II.  OTHER INFORMATION                                              19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                               Ball Corporation and Subsidiaries
                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           ($ in millions, except per share amounts)


                                                       Three Months Ended                 Six Months Ended
                                                --------------------------------- ---------------------------------
                                                  July 2, 2000     July 4, 1999     July 2, 2000      July 4, 1999
                                                ---------------- ---------------- ---------------- ----------------
 ------------------------------------------------------------------------------------------------------------------
 Net sales                                         $    961.2       $    979.0       $  1,778.8       $  1,799.3
 ------------------------------------------------------------------------------------------------------------------
 Costs and expenses
   Cost of sales (excluding depreciation and
     amortization                                       801.6            817.9          1,482.5          1,509.8
   Depreciation and amortization (Notes 7 and 8)         38.9             39.7             79.3             81.2
   Business consolidation costs (Note 4)                 83.4              -               83.4              -
   Selling and administrative expenses                   32.5             37.2             66.0             67.7
   Receivable securitization fees and product
     development (Note 9)                                 3.7              3.2              7.4              6.8
                                                ---------------- ---------------- ---------------- ----------------
                                                        960.1            898.0          1,718.6          1,665.5
 ------------------------------------------------------------------------------------------------------------------
 Earnings before interest and taxes                       1.1             81.0             60.2            133.8
 ------------------------------------------------------------------------------------------------------------------
 Interest expense                                        23.8             27.3             47.2             55.5
                                                ---------------- ---------------- ---------------- ----------------
 Earnings (loss) before taxes                           (22.7)            53.7             13.0             78.3
 Provision for taxes                                      6.4            (20.0)            (7.4)           (29.7)
 Minority interests                                       2.6             (1.0)             2.4             (0.5)
 Equity in earnings of affiliates                        (1.7)            (0.7)            (3.4)            (0.4)
                                                ---------------- ---------------- ---------------- ----------------
 Net earnings (loss)                                    (15.4)            32.0              4.6             47.7
 Preferred dividends, net of tax                         (0.7)            (0.7)            (1.3)            (1.4)
 ------------------------------------------------------------------------------------------------------------------
 Earnings (loss) attributable to
   common shareholders                             $    (16.1)      $     31.3       $      3.3       $     46.3
 ------------------------------------------------------------------------------------------------------------------

 Basic earnings (loss) per share (Note 11)         $    (0.55)      $     1.03       $     0.11       $     1.53
                                                ================ ================ ================ ================
 Diluted earnings (loss) per share (Note 11)       $    (0.55)      $     0.96       $     0.11       $     1.42
                                                ================ ================ ================ ================
 Cash dividends declared per common share          $     0.15       $     0.15       $     0.30       $     0.30
                                                ================ ================ ================ ================

See accompanying notes to unaudited condensed consolidated financial statements.

                                                 Ball Corporation and Subsidiaries
                                          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          ($ in millions)

                                                                                     July 2,            December 31,
                                                                                      2000                  1999
                                                                              ------------------     ------------------
ASSETS
Current assets
   Cash and temporary investments                                                $      34.8            $      35.8
   Accounts receivable, net                                                            353.2                  220.2
   Inventories, net (Note 6)                                                           588.2                  565.9
   Deferred income tax benefits and prepaid expenses                                    82.6                   73.9
                                                                              ------------------     ------------------
     Total current assets                                                            1,058.8                  895.8

Property, plant and equipment, net (Note 7)                                          1,039.8                1,121.2
Goodwill and other assets (Note 8)                                                     661.0                  715.1
                                                                              ------------------     ------------------
     Total Assets                                                                $   2,759.6            $   2,732.1
                                                                              ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt (Note 9)                $     160.5            $     104.0
   Accounts payable                                                                    358.8                  345.5
   Salaries, wages and accrued employee benefits                                        95.1                  114.7
   Other current liabilities                                                           105.5                  105.9
                                                                              ------------------     ------------------
     Total current liabilities                                                         719.9                  670.1

Long-term debt (Note 9)                                                              1,107.6                1,092.7
Employee benefit obligations, deferred income taxes and other
   noncurrent liabilities                                                              253.4                  258.7
                                                                              ------------------     ------------------
     Total liabilities                                                               2,080.9                2,021.5
                                                                              ------------------     ------------------
Contingencies (Note 12)
Minority interests                                                                      15.3                   19.7
                                                                              ------------------     ------------------
Shareholders' equity (Note 10):
   Series B ESOP Convertible Preferred Stock                                            54.9                   56.2
   Unearned compensation - ESOP                                                        (15.7)                 (20.5)
                                                                              ------------------     ------------------
     Preferred shareholder's equity                                                     39.2                   35.7
                                                                              ------------------     ------------------
   Common stock (36,496,156 shares issued - 2000;
     35,849,778 shares issued - 1999)                                                  434.5                  413.0
   Retained earnings                                                                   469.3                  481.2
   Accumulated other comprehensive loss                                                (29.7)                 (26.7)
   Treasury stock, at cost (7,219,095 shares - 2000;
     6,032,651 shares - 1999)                                                         (249.9)                (212.3)
                                                                              ------------------     ------------------
     Common shareholders' equity                                                       624.2                  655.2
                                                                              ------------------     ------------------
           Total shareholders' equity                                                  663.4                  690.9
                                                                              ------------------     ------------------
     Total Liabilities and Shareholders' Equity                                  $   2,759.6            $   2,732.1
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

                                                   Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                       STATEMENTS OF CASH FLOWS
                                                            ($ in millions)

                                                                                          Six Months Ended
                                                                              -----------------------------------------
                                                                                 July 2, 2000           July 4, 1999
                                                                              ------------------     ------------------
Cash flows from operating activities
   Net earnings                                                                   $    4.6               $   47.7
   Noncash charges to net earnings:
     Depreciation and amortization                                                    79.3                   81.2
     Business consolidation costs, net of related earnings in equity
       affiliates and minority interests                                              81.3                    -
     Deferred income taxes                                                           (13.2)                  16.0
     Other, net                                                                       (2.1)                  10.2
     Changes in working capital components                                          (190.1)                (147.9)
                                                                              ------------------     ------------------
       Net cash provided by (used in) operating activities                           (40.2)                   7.2
                                                                              ------------------     ------------------
Cash flows from investing activities
   Additions to property, plant and equipment                                        (46.2)                 (44.4)
   Incentive loan receipts and other, net                                             38.4                    5.8
                                                                              ------------------     ------------------
       Net cash used in investing activities                                          (7.8)                 (38.6)
                                                                              ------------------     ------------------

Cash flows from financing activities
   Long-term borrowings                                                               60.0                  100.0
   Repayments of long-term borrowings                                                (32.4)                 (41.5)
   Change in short-term borrowings                                                    49.1                    9.5
   Common and preferred dividends                                                    (10.9)                 (11.3)
   Net proceeds from issuance of common stock under various
       employee and shareholder plans                                                 21.3                   24.5
   Acquisitions of treasury stock                                                    (37.6)                 (33.7)
   Other, net                                                                         (2.5)                  (1.4)
                                                                              ------------------     ------------------
       Net cash provided by financing activities                                      47.0                   46.1
                                                                              ------------------     ------------------
Net Change in Cash and Temporary Investments                                          (1.0)                  14.7
Cash and Temporary Investments - Beginning of Period                                  35.8                   34.0
                                                                              ------------------     ------------------
Cash and Temporary Investments - End of Period                                    $   34.8               $   48.7
                                                                              ==================     ==================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
July 2, 2000

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

2.  New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," essentially requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. In June 1999 SFAS No. 137 was issued to defer the effective date of SFAS No. 133 by one year. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement 133," was issued in June 2000. Both SFAS No. 133 and SFAS No. 138, a partial amendment of SFAS No. 133, will be effective for Ball in 2001. The effect of adopting these standards has not yet been determined.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25," clarifies certain issues related to the accounting for stock compensation and is effective for Ball as of the beginning of the third quarter of 2000. Currently, this interpretation is not expected to have an effect on Ball's reported results.

Staff Accounting Bulletin (SAB) No. 101, which was issued by the U.S. Securities and Exchange Commission, provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101, as amended by SAB Nos. 101A and 101B, will be effective for Ball in the fourth quarter of 2000. The effect of adopting these guidelines has not yet been determined.

3.  Business Segment Information

Ball's operations are organized along its product lines in two segments - the packaging segment and the aerospace and technologies segment. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements.

The packaging segment includes the lines of businesses that manufacture metal and PET (polyethylene terephthalate) containers, primarily for use in beverage and food packaging. The Company's consolidated packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). Ball also has investments in packaging companies located in the PRC, Brazil and Thailand which are accounted for using the equity method.

The aerospace and technologies segment includes civil space systems, defense systems, commercial space operations, commercial products and technologies, systems engineering services, advanced antenna and video systems and products and technology.


Summary of Business by Segment                          Three Months Ended                 Six Months Ended
                                                --------------------------------- ---------------------------------
($ in millions)                                   July 2, 2000     July 4, 1999     July 2, 2000     July 4, 1999
                                                ---------------- ---------------- ---------------- ----------------
Net Sales
Packaging                                          $   873.0        $   877.1        $  1,603.1       $  1,601.9
Aerospace and technologies                              88.2            101.9             175.7            197.4
                                                ---------------- ---------------- ---------------- ----------------
   Consolidated net sales                          $   961.2        $   979.0        $  1,778.8       $  1,799.3
                                                ================ ================ ================ ================

Consolidated Net Earnings
Packaging                                          $    84.7        $    83.4        $    143.9       $    134.2
Business consolidation costs (Note 4)                  (83.4)             -               (83.4)             -
                                                ---------------- ---------------- ---------------- ----------------
                                                         1.3             83.4              60.5            134.2
Aerospace and technologies                               4.6              6.5              10.0             12.7
                                                ---------------- ---------------- ---------------- ----------------
   Segment earnings before interest
     and taxes                                           5.9             89.9              70.5            146.9
Corporate undistributed expenses, net                   (4.8)            (8.9)            (10.3)           (13.1)
                                                ---------------- ---------------- ---------------- ----------------
Earnings before interest and taxes                       1.1             81.0              60.2            133.8
Interest expense                                       (23.8)           (27.3)            (47.2)           (55.5)
Provision for taxes                                      6.4            (20.0)             (7.4)           (29.7)
Minority interests                                       2.6             (1.0)              2.4             (0.5)
Equity in earnings of affiliates                        (1.7)            (0.7)             (3.4)            (0.4)
                                                ---------------- ---------------- ---------------- ----------------
   Consolidated net earnings (loss)                $   (15.4)       $    32.0        $      4.6       $     47.7
                                                ================ ================ ================ ================

                                                                                    July 2,             December 31,
                                                                                     2000                   1999
                                                                              ------------------     ------------------
Net Investment
Packaging                                                                         $  1,344.4            $  1,319.7
Aerospace and technologies                                                             168.0                 161.6
                                                                              ------------------     ------------------
   Segment net investment                                                            1,512.4               1,481.3
Consolidating eliminations and other                                                  (849.0)               (790.4)
                                                                              ------------------     ------------------
   Consolidated net investment                                                    $    663.4            $    690.9
                                                                              ==================     ==================

4.  Business Consolidation Costs and Other

The Company recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts) the second quarter for packaging business consolidation and investment exit activities. The charge includes costs associated with the permanent closure of one beverage can facility in the U.S. and one in the PRC, the elimination of food and beverage can manufacturing capacity at two locations in Canada, the consolidation of general line production capacity in the PRC and the write-down to net realizable value of certain equity investments (primarily an investment in a Russian beverage can manufacturing joint venture). The actions to be taken, which are expected to completed by the spring of 2001, are largely the result of improved operating efficiencies throughout Ball's packaging business and are consistent with the Company's strategy to keep manufacturing costs low.

Also during the quarter, the Company favorably resolved certain state and federal tax matters related to prior years' transactions. As a result, the second quarter tax benefit was increased by $2.3 million.

The following table summarizes the impact on the consolidated statement of earnings of the business consolidation costs charge and the favorable tax settlements for both the quarter and six months ended July 2, 2000:

                                                                    Equity       Net
($ in millions)                 Pretax       Tax      Minority   Earnings in   Earnings
                                Charge     Benefits   Interests   Affiliates    Impact
                              ----------  ----------  ----------  ----------  ----------
Business consolidation costs   $ (83.4)    $  26.2     $   3.0     $  (0.8)    $ (55.0)
Resolution of prior years'
   tax matters                     -           2.3         -           -           2.3
                              ----------  ----------  ----------  ----------  ----------
                               $ (83.4)    $  28.5     $   3.0     $  (0.8)    $ (52.7)
                              ==========  ==========  ==========  ==========  ==========

The $83.4 million charge included (1) approximately $43.9 million for the write-down of fixed assets held for sale and related machinery spare parts inventory to estimated net realizable value, including estimated costs to sell,
(2) $9 million for severance, supplemental unemployment and other related benefits, substantially all of which is related to the termination of 321 manufacturing and administrative employees in the U.S. and Canada, (3) $14.3 million for contractual pension and retirement obligations transferred to the appropriate liability accounts, (4) $5.4 million for the write-down of goodwill associated with the closed PRC plant, (5) $8.2 million for the write-down of equity investments and (6) $2.6 million for other assets and consolidation costs. Approximately $21 million of the charge requires cash payments, offset by $26 million of tax benefits. Of the fixed asset write down of $43.9 million, $34.3 million relates to Canada and the PRC. The carrying value of the remaining fixed assets held for sale was $3.8 million at July 2, 2000. Subsequent changes to the estimated costs of business consolidations, if any, will be included in current-period earnings.

The  following   table   summarizes   the  activity   related  to  the  business
consolidation costs:

                                  Fixed                       Pension and
($ in millions)                  Assets/                      Other Post-                       Other
                                  Spare         Employee      Retirement        Equity         Assets/
                                  Parts           Costs       Obligations     Investments       Costs          Total
                                ----------     ----------     -----------     -----------     ----------     ----------
Charge to earnings in second
  quarter 2000                   $  43.9        $   9.0        $   14.3        $    8.2        $   8.0(1)     $  83.4
Payments                             -              -               -               -             (0.5)          (0.5)
Asset write-downs/
  transfers                        (43.9)           -             (14.3)           (8.2)          (6.8)         (73.2)
                                ----------     ----------     -----------     -----------     ----------     ----------
Balance at July 2, 2000          $   -          $   9.0        $    -          $    -          $   0.7        $   9.7
                                ==========     ==========     ===========     ===========     ==========     ==========

(1) Other costs largely consist of $5.4 million for the write-down of goodwill.

During the last quarter of 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write down to net realizable value of fixed assets, goodwill and other assets. The carrying value of the remaining fixed assets held for sale was $3.5 million at July 2, 2000.

5.  Acquisition

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). In connection with the Acquisition, the Company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. The $51.3 million included $22.8 million which was transferred to pension and other postretirement benefit liability accounts. The plants and certain equipment are for sale. Employees of the closed facilities, primarily comprised of manufacturing and support personnel, have been terminated with certain benefits continuing in accordance with contractual provisions. The carrying value of the fixed assets held for sale was approximately $21.1 million at July 2, 2000. Subsequent increases in actual costs, if any, will be included in current-period earnings, and decreases, if any, will result in a further reduction of goodwill.

The following table summarizes the year-to-date activity related to the remaining integration costs associated with the Acquisition:

($ in millions)                             Employee    Other Exit
                                            Severance      Costs        Total
                                           -----------  -----------  -----------

Balance at December 31, 1999                $  12.8       $  2.2      $  15.0
Payments made                                  (3.1)        (0.4)        (3.5)
Reclassification of prior-period payments       -            1.6          1.6
                                           -----------  -----------  -----------
Balance at July 2, 2000                     $   9.7       $  3.4       $ 13.1
                                           ===========  ===========  ===========

6.  Inventories

   ($ in millions)                               July 2,          December 31,
                                                  2000                1999
                                            ----------------    ----------------

   Raw materials and supplies                  $    185.0          $    238.0
   Work in process and finished goods               403.2               327.9
                                            ----------------    ----------------
                                               $    588.2          $    565.9
                                            ================    ================

7.  Property, Plant and Equipment

   ($ in millions)                               July 2,          December 31,
                                                  2000                1999
                                            ----------------    ----------------

   Land                                        $     58.6          $     61.6
   Buildings                                        433.2               433.6
   Machinery and equipment                        1,412.9             1,439.4
                                            ----------------    ----------------
                                                  1,904.7             1,934.6
   Accumulated depreciation                        (864.9)             (813.4)
                                            ----------------    ----------------
                                               $  1,039.8          $  1,121.2
                                            ================    ================

Depreciation expense amounted to $70.8 million and $70.4 million for the six-month periods ended July 2, 2000, and July 4, 1999, respectively.

8.  Goodwill and Other Assets

   ($ in millions)                               July 2,          December 31,
                                                  2000                1999
                                            ----------------    ----------------

   Goodwill                                    $    453.5          $    482.9
   Investments in affiliates                         66.4                81.3
   Prepaid pension costs and other                  141.1               150.9
                                            ----------------    ----------------
                                               $    661.0          $    715.1
                                            ================    ================

Goodwill is net of accumulated amortization of $48.3 million at July 2, 2000, and $41.9 million at December 31, 1999. Total amortization expense, including goodwill amortization, amounted to $8.5 million and $10.9 million for the six-month periods ended July 2, 2000, and July 4, 1999, respectively. Goodwill amortization for the same periods was $6.3 million and $6.9 million, respectively.

9.  Debt and Receivables Sales Agreement

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At July 2, 2000, approximately $497 million was available under the revolving credit facility portion of the Senior Credit Facility.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic wholly owned subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends. Exhibit 20.1 contains condensed, consolidating financial information for the Company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The Company was not in default of any loan agreement at July 2, 2000, and has met all payment obligations. Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed-term loan agreement of which $40.6 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to April 1, 2000, and has requested a further waiver in respect of the noncompliance during the second quarter.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at July 2, 2000, and July 4, 1999. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $2.1 million and $4.1 million for the second quarter and six months of 2000, respectively, and $1.6 million and $3.3 million for the same periods in 1999, respectively.

10.  Shareholders' Equity

The composition of the accumulated other comprehensive loss at July 2, 2000, and December 31, 1999, is primarily the cumulative effect of foreign currency translation and additional minimum pension liability. Total comprehensive (loss) income was $(17.1) million and $1.6 million for the second quarter and first six months of 2000, respectively, and $33.6 million and $51.3 million for the comparative periods of 1999, respectively. The difference between net income and comprehensive income for each period represents the effects of foreign currency translation.

Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,493,789 shares at July 2, 2000, and 1,530,411 shares at December 31, 1999.

11.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

                                                       Three Months Ended                 Six Months Ended
                                                --------------------------------- ---------------------------------
                                                  July 2, 2000     July 4, 1999     July 2, 2000      July 4, 1999
                                                ---------------- ---------------- ---------------- ----------------
  ($ in millions, except per share amounts)

  Basic Earnings per Share
  Net earnings (loss)                                 (15.4)            32.0              4.6             47.7
  Preferred dividends, net of tax                      (0.7)            (0.7)            (1.3)            (1.4)
                                                ---------------- ---------------- ---------------- ----------------
  Earnings (loss) attributable to common
    shareholders                                  $   (16.1)       $    31.3        $     3.3        $    46.3
                                                ================ ================ ================ ================

  Weighted average common shares (000s)              29,444           30,326           29,577           30,282
                                                ================ ================ ================ ================

  Basic earnings (loss) per share                 $   (0.55)       $    1.03        $    0.11        $    1.53
                                                ================ ================ ================ ================
  Diluted Earnings per Share

  Net earnings (loss)                             $   (15.4)       $    32.0        $     4.6        $    47.7
  Adjustment for deemed ESOP cash contribution
    in lieu of the ESOP Preferred dividend             (0.5)            (0.5)            (1.0)            (1.0)
                                                ---------------- ---------------- ---------------- ----------------
  Earnings (loss) attributable to common
    shareholders                                  $   (15.9)       $    31.5        $     3.6        $    46.7
                                                ================ ================ ================ ================

  Weighted average common shares (000s)              29,444           30,326           29,577           30,282
  Effect of dilutive stock options                      237              664              254              638
  Common shares issuable upon conversion of
    the ESOP Preferred stock                          1,736            1,810            1,749            1,822
                                                ---------------- ---------------- ---------------- ----------------
  Weighted average shares applicable
    to diluted earnings per share                    31,417           32,800           31,580           32,742
                                                ================ ================ ================ ================

  Diluted earnings (loss) per share               $   (0.55)(1)    $    0.96        $    0.11        $    1.42
                                                ================ ================ ================ ================

(1) The diluted loss per share in the second quarter of 2000 is the same as the net loss per common share because the assumed exercise of stock options and conversion of the ESOP Preferred stock would have been antidilutive.

12.  Contingencies

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

As previously reported, on April 3, 2000, the Armed Services Board of Contract Appeals sustained the Company's claim to recoverability of costs associated with Ball's ESOP for fiscal years beginning in 1989. The time frame for the U.S. government to file motions for reconsideration has expired. The period to appeal the decision also expired in August prior to filing this report. Therefore, not only has this matter been resolved without a material adverse effect upon the liquidity, results of operations or financial condition of the Company, but it will have a positive effect on the earnings of the Company in the third quarter of 2000, as the Company expects to recognize and has recovered previously disallowed costs of approximately $7 million (approximately $4 million after tax or $0.13 per diluted share) related to the ESOP matter.

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

Ball's operations are organized along its product lines in two segments: (1) packaging and (2) aerospace and technologies. The following table summarizes the results of these two segments:

                                                       Three Months Ended                 Six Months Ended
                                                --------------------------------- ---------------------------------
                                                  July 2, 2000     July 4, 1999     July 2, 2000      July 4, 1999
                                                ---------------- ---------------- ---------------- ----------------
($ in millions)
Net Sales
Packaging                                             873.0            877.1           1,603.1           1,601.9
Aerospace and technologies                             88.2            101.9             175.7             197.4
                                                ---------------- ---------------- ---------------- ----------------
   Consolidated net sales                         $   961.2        $   979.0        $  1,778.8       $   1,799.3
                                                ================ ================ ================ ================

Segment Earnings Before Interest and Taxes
Packaging                                         $    84.7        $    83.4        $    143.9       $     134.2
Business consolidation costs                          (83.4)             -               (83.4)              -
                                                ---------------- ---------------- ---------------- ----------------
   Total packaging                                      1.3             83.4              60.5             134.2
Aerospace and technologies                              4.6              6.5              10.0              12.7
                                                ---------------- ---------------- ---------------- ----------------
   Consolidated segment earnings before
     interest and taxes                           $     5.9        $    89.9        $     70.5       $     146.9
                                                ================ ================ ================ ================

Packaging Segment

The packaging segment includes metal and PET (polyethylene terephthalate) container products, primarily used in beverage and food packaging. The Company's packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). Packaging segment sales in the second quarter and first six months of 2000 remained comparable to the same periods in 1999. Segment operating margins for the first quarter increased to 9.7 percent for the second quarter of 2000 and 9 percent for the first six months from 9.5 percent and 8.4 percent for the same periods in 1999. The operating margins, excluding the business consolidations charge in 2000, reflected improved production efficiencies and cost reductions, including the effects of the consolidation actions taken in 1999 and 1998.

North American metal beverage container sales, which represented approximately 71 percent of segment sales in the first six months of 2000, decreased 2 percent in comparison to the first six months of 1999. The decrease was primarily due to lower soft drink container shipments, partially offset by higher aluminum prices passed through to certain customers. At the end of the quarter, the Company ceased production at one of its beverage can manufacturing facilities due to industry overcapacity and unacceptable pricing in the Southeastern U.S. In addition, a production line in Richmond, British Columbia, Canada, is expected to cease production by the end of 2000, for which a provision was made as part of the second quarter business consolidations charge. During the first quarter of 2000, Ball closed an acquired aluminum beverage can plant in Tampa and began operation of a new, high-speed production line in its other Tampa plant.

North American metal food container sales, which comprised approximately 15 percent of segment sales in the first six months of 2000, increased approximately 14 percent over the same period in 1999. This increase was the result of volume gains with several customers, including ConAgra Grocery Products Company (ConAgra), a new customer in the Eastern U.S.

During the early part of the second quarter of 2000, Ball and ConAgra formed a joint venture company, Ball Western Can Company (Ball Western), to acquire and manage certain ConAgra can manufacturing assets in California. Ball receives management fees and shares in other earnings under the terms of the agreement and accounts for its 50 percent-owned investment under the equity method.

Plastic container sales, which comprised approximately 8 percent of segment sales in the first six months of 2000, increased approximately 6 percent compared to the same period in 1999. The increase was primarily due to the pass-through of increased resin prices. The sales mix continues to be weighted primarily toward carbonated soft drink and water containers. Plastic beer containers manufactured by Ball, which utilize a multi-layer technology, are currently being tested by several Ball customers.

Sales were down approximately 8 percent in the PRC. Operating earnings were also lower compared to 1999. The 1999 second quarter was particularly strong with volumes decreasing later in the year.

Aerospace and Technologies Segment

The aerospace and technologies segment had lower sales and earnings in the second quarter and first six months of 2000 as a result of several programs reaching completion, as well as the timing of funding and start-up of new programs. Backlog at the end of the second quarter was approximately $337 million, which was comparable to backlog at the end of 1999. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

Selling and Administrative Expenses

Lower consolidated selling and administrative expenses in the second quarter of 2000 compared to 1999 were primarily due to a $4.7 million charge in April 1999 associated with an executive stock option grant which vested when the Company's closing stock price reached specified levels. Excluding this stock compensation charge, expenses were marginally higher in the first six months of 2000 compared to 1999 due in large part to higher estimated employee benefit cost accruals.

Interest and Taxes

Consolidated interest expense for the second quarter and first half of 2000 was $23.8 million and $47.2 million, respectively, compared to $27.3 million and $55.5 million for the same periods in 1999, respectively. The decrease is primarily attributable to a lower level of average borrowings during the period, as well as increased capitalization of interest, largely in connection with the Tampa plant expansion, and a higher percentage of debt at lower fixed rates in 2000 compared to 1999, partially as a result of fixing certain previously floating rate debt through the use of derivative instruments.

The lower second quarter effective income tax rate reflects the impact of currently unrealized capital losses in connection with the write-down of equity investments and nondeductible goodwill included in the second quarter charge for business consolidation costs and investment exit activities. These amounts were partially offset by the favorable resolution during the quarter of certain prior years' federal and state tax matters.

Excluding the tax effect of business consolidation costs and favorable tax settlements in the second quarter, Ball's effective income tax rate was comparable to the prior year. The effects of the foregoing are illustrated below:

                                                   Effect of Business
                                Before Business    Consolidation Costs
                                 Consolidation       and State Tax
                                     Costs            Settlement                Total
                              -------------------  -------------------  -------------------
Income tax provision (benefit)   $     22.1           $    (28.5)          $    (6.4)
Pretax earnings (loss)                 60.7                (83.4)              (22.7)
Effective income tax rate              36.5%                34.2%               28.2%


Results of Equity Affiliates and Minority Interests

Minority interests' share of losses was $2.4 million for the first six months of 2000, compared to their share of income of $0.5 million for the same period in 1999. The loss in 2000 reflects the minority share of the charge for business consolidations in the PRC recorded in the second quarter.

Equity in the earnings of affiliates is largely attributable to that from investments in the PRC, Thailand and Brazil. Results were a loss of $3.4 million in the first six months of 2000, compared to a loss of $0.4 million for the same period in 1999. Results in Brazil were hampered by the effects of a weakened Brazilian real and slower sales, while lower results in the PRC reflect the continued effects of excess capacity in the industry, coupled with higher metal costs relative to last year.

Other Items

The Company recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts) in the second quarter for packaging business consolidation and investment exit activities. The charge includes costs associated with the permanent closure of one beverage can facility in the U.S. and one in the PRC, the elimination of food and beverage can manufacturing capacity at two locations in Canada, the consolidation of general line production capacity in the PRC and the write-down to net realizable value of certain equity investments (primarily an investment in a Russian beverage can manufacturing joint venture). The actions to be taken, which are expected to completed by the spring of 2001, are largely the result of improved operating efficiencies throughout Ball's packaging business and are consistent with the Company's strategy to keep manufacturing costs low. The carrying value of the remaining fixed assets held for sale was $3.8 million at July 2, 2000. Additional details about the business consolidation and investment exit activities are provided in Note 4 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the quarter the Company favorably resolved certain state and federal tax matters related to prior years' transactions. The second quarter tax benefit was increased by $2.3 million.

In connection with an acquisition in 1998, the Company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. The employees have been terminated, and the plants and certain equipment are for sale. During the first quarter of 2000, the Company made payments of $3.5 million and reclassified prior-period payments totaling $1.6 million. The carrying value of the fixed assets held for sale was approximately $21.1 million at July 2, 2000.

During the fourth quarter of 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write-down to net realizable value of fixed assets, goodwill and other assets. The carrying value of the remaining fixed assets held for sale was $3.5 million at July 2, 2000.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," essentially requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. In June 1999 SFAS No. 137 was issued to defer the effective date of SFAS No. 133 by one year. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement 133," was issued in June 2000. Both SFAS No. 133 and SFAS No. 138, a partial amendment of SFAS No. 133, will be effective for Ball in 2001. The effect of adopting these standards has not yet been determined.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25," clarifies certain issues related to the accounting for stock compensation and is effective for Ball as of the beginning of the third quarter of 2000. Currently, this interpretation is not expected to have an effect on Ball's reported results.

Staff Accounting Bulletin (SAB) No. 101, which was issued by the U.S. Securities and Exchange Commission, provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101, as amended by SAB Nos. 101A and 101B, will be effective for Ball in the fourth quarter of 2000. The effect of adopting these guidelines has not yet been determined.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The $40.2 million of cash used in operations for the first half of 2000 reflected seasonally increased working capital offset by improved earnings, excluding the largely noncash charge taken in the second quarter for business consolidation costs. Capital spending of $46.2 million in the first six months of 2000 was well below depreciation of $70.8 million. Capital spending is expected to be approximately $115 million for the year.

Total debt increased to $1,268.1 million at July 2, 2000, compared to $1,196.7 million at December 31, 1999, primarily due to seasonal financing for the normal increase in accounts receivable and inventories. The debt-to-total capitalization ratio of 65.1 percent at July 2, 2000, rose from 62.7 percent at December 31, 1999, due to seasonal working capital requirements.

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At July 2, 2000, approximately $497 million was available under the revolving credit facility portion of the Senior Credit Facility.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's domestic wholly owned subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends. Exhibit 20.1 contains condensed, consolidating financial information for the Company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $139 million at the end of the second quarter, of which $63.3 million was outstanding at July 2, 2000.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at July 2, 2000, and July 4, 1999. Fees incurred in connection with the sale of accounts receivable, which are included in other expenses, totaled $2.1 million and $4.1 million for the second quarter and six months of 2000, respectively, and $1.6 million and $3.3 million for the same periods in 1999, respectively.

The Company was not in default of any loan agreement at July 2, 2000, and has met all payment obligations. Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed-term loan agreement of which $40.6 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to April 1, 2000, and has requested a further waiver in respect of the noncompliance during the second quarter.

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

As previously reported, on April 3, 2000, the Armed Services Board of Contract Appeals sustained the Company's claim to recoverability of costs associated with Ball's ESOP for fiscal years beginning in 1989. The time frame for the U.S. government to file motions for reconsideration has expired. The period to appeal the decision also expired in August prior to filing this report. Therefore, not only has this matter been resolved without a material adverse effect upon the liquidity, results of operations or financial condition of the Company, but it will have a positive effect on the earnings of the Company in the third quarter of 2000, as the Company expects to recognize and has recovered previously disallowed costs of approximately $7 million (approximately $4 million after tax or $0.13 per diluted share) related to the ESOP matter.

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

The Company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of July 2, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 3, 2000, Pechiney Plastic Packaging, Inc., and Pechiney Emballage Flexible Europe (Pechiney) filed a lawsuit against Kortec, Inc.; Crown Cork & Seal Company, Inc.; Crown Cork & Seal Technologies Corporation and Ball Plastic Container Corp. in the U.S. District Court for the District of Massachusetts. Pechiney alleges that the defendants have infringed two of its patents with respect to methods and apparatus for injection molding and injection blow molding multi-layer plastic containers. Pechiney seeks an injunction and damages. Kortec is a supplier to Ball Plastic Container Corp. of equipment for use in manufacturing multi-layered plastic bottles. Kortec has agreed to defend Ball Plastic Container Corp. against the claims for infringement of patents arising out of the purchase and use of such equipment purchased from Kortec and has assumed the defense of the action. Based upon the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse affect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, in March of 1992, William Hallahan, an employee at the Company's metal beverage container plant in Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The Company denied the charge, and hearings on the matter were held before the Workers' Compensation Board of the State of New York. The testimony was concluded in April 1996. On January 14, 1997, the Administrative Law Judge (ALJ) filed his Memorandum of Decision finding in favor of the claimant. The decision was appealed, and the Workers' Compensation Board remanded the case back to the ALJ for further findings. The ALJ entered a decision against the Company on January 8, 1998, as corrected on February 2, 1998, and February 4, 1998. The Company appealed all of the decisions to the Appeals Bureau of the Workers' Compensation Board on February 6, 1998. In June 1999 a three-judge panel of the Workers' Compensation Board reversed the decision of the ALJ and found that substantial evidence does not show a causal relationship between the claimant's workplace and his disease in order to support a causal link and conclude that he developed an occupational disease. The Board then closed the case. The claimant appealed the case to the full Workers' Compensation Board. On May 30, 2000, Ball received notice from the State of New York Workers' Compensation Board that the appeal was denied. On June 28, 2000, the claimant filed documents indicating an appeal would be filed with the Appellate Division of the New York State Judicial System. The Company is opposing any further appeal. Based upon the information available to the Company at the present time, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

As previously reported, on September 21, 1998, the Daiei, Inc., (Daiei), a Japanese corporation with its principal place of business in Tokyo, Japan, sued the Company in U.S. District Court, Southern District of Indiana, Evansville Division. Daiei alleges it is engaged in the retail sale of consumer goods and food products at stores throughout Japan. Daiei alleges that it purchased defective beer cans filled with beer from Evansville Brewing Company, Inc. (EBC) between April 5, 1995, and July 20, 1995. Daiei further alleges that the metal containers were defectively assembled and sealed by EBC at its production facility in Evansville, Indiana, upon a machine which was inspected by representatives of Ball. Daiei further alleges that Ball breached its warranty to provide metal containers that performed in a commercially reasonable manner and that Ball's representatives were negligent in the repair of the sealing equipment owned by EBC. Daiei seeks damages for the lost containers and product in the amount of approximately $6 million. The Company has retained counsel and is defending this case. The parties are engaged in the discovery process, and a Motion to Dismiss was filed by the Company on several legal grounds. On March 31, 2000, the Court dismissed Daiei's negligence claim, but denied the Company's Motion to Dismiss Daiei's claim for breach of express warranties and breach of implied warranties. Based upon the information available to the Company at the present time, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

On January 27, 1999, Plastic Solutions of Texas, Inc. (PST) and Kurt H. Ruppman, Sr. (Ruppman) filed a Statement of Claim with the American Arbitration Association alleging the Company breached a contract between the Company and PST and Ruppman relating to the grant of a license under certain patents and technology owned by PST and Ruppman relating to the use of cryogenics in the manufacture of hot fill PET bottles. The Company has denied the allegations of the complaint. An arbitration hearing commenced on March 7, 2000, and has continued on a periodic basis since, but both parties have completed their case in chief. The parties are in the rebuttal phase of the case. Based upon the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

In 1998, various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals which reversed the Trial Court. One non-regulated utility has appealed this decision to the California Supreme Court. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C., which the Company no longer owns, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the Company for defense and indemnity. The Company has in turn tendered this lawsuit to its liability carrier, Commercial Union, for defense and indemnity. Commercial Union has accepted defense subject to reservation of rights. Plaintiffs appear to be proceeding to join all companies which are alleged to be Potentially Responsible Parties in the various operable units in the San Gabriel Valley Superfund Site. Based on the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse affect upon the liquidity, results of operations or financial condition of the Company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ending July 2, 2000.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ending July 2, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 26, 2000. Matters voted upon by proxy were (1) the election of four directors for three-year terms expiring in 2003 and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2000. The results of the vote were as follows:

                                                                                Against/         Abstained/
                                                               For              Withheld       Broker Non-Vote
                                                         ---------------    ---------------    ---------------
   Election of directors for terms expiring in 2003:
       Howard M. Dean                                       27,907,939           881,750                  0
       John T. Hackett                                      27,909,542           880,147                  0
       R. David Hoover                                      27,925,857           863,832                  0
       Jan Nicholson                                        27,925,601           864,088                  0
   Appointment of PricewaterhouseCoopers
     LLP as independent accountants for 2000                27,907,939           114,771            109,339

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ending July 2, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            20.1           Subsidiary Guarantees of Debt
            27.1           Financial Data Schedule
            99.1           Safe Harbor  Statement  Under the  Private Securities
                             Litigation Reform Act of 1995, as amended.

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ending July 2, 2000.

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

Ball Corporation
(Registrant)


By:     /s/  Raymond J. Seabrook
        ------------------------------
        Raymond J. Seabrook
        Senior Vice President and
          Chief Financial Officer


Date:   August 16, 2000

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  July 2, 2000


                                  EXHIBIT INDEX

                  Description                                         Exhibit
                  -----------                                         -------

Subsidiary Guarantees of Debt (Filed herewith.)                       EX-20.1

Financial Data Schedule (Filed herewith.)                             EX-27.1

Safe Harbor Statement Under the Private Securities
  Litigation Reform Act of 1995, as amended. (Filed herewith.)        EX-99.1