Form 10-Q
period 2000-10-01
BALL CORP
filed 2000-11-15
CIK 9389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 1, 2000
                              --------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                    Outstanding at October 29, 2000
------------------                             ---------------------------------
   Common Stock,                                       28,273,649 shares
 without par value

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                       For the period ended October 1, 2000

                                      INDEX
                                                                    Page Number
                                                                   -------------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statements
             of Earnings for the Three- and Nine-Month Periods
             Ended October 1, 2000, and October 3, 1999                   3

          Unaudited Condensed Consolidated Balance Sheets at
             October 1, 2000, and December 31, 1999                       4

          Unaudited Condensed Consolidated Statements of
             Cash Flows for the Nine-Month Periods Ended
             October 1, 2000, and October 3, 1999                         5

          Notes to Unaudited Condensed Consolidated Financial
             Statements                                                   6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               13

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                                 18

PART II.  OTHER INFORMATION                                              20

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                               Ball Corporation and Subsidiaries
                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           ($ in millions, except per share amounts)

                                                             Three Months Ended                  Nine Months Ended
                                                    ----------------------------------- -----------------------------------
                                                     October 1, 2000   October 3, 1999   October 1, 2000   October 3, 1999
                                                    ----------------- ----------------- ----------------- -----------------
---------------------------------------------------------------------------------------------------------------------------
Net sales                                              $     961.3       $     991.6       $   2,740.1       $   2,790.9
---------------------------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of sales (excluding depreciation
    and amortization)                                        794.2             824.5           2,276.7           2,334.3
  Depreciation and amortization (Notes 7 and 8)               39.3              40.8             118.6             122.0
  Business consolidation costs and other (Note 4)             (7.0)              -                76.4               -
  Selling and administrative expenses                         37.3              36.7             103.3             104.4
  Receivable securitization fees and
    product development (Note 9)                               3.5               3.2              10.9              10.0
                                                    ----------------- ----------------- ----------------- -----------------
                                                             867.3             905.2           2,585.9           2,570.7
---------------------------------------------------------------------------------------------------------------------------
Earnings before interest and taxes                            94.0              86.4             154.2             220.2
---------------------------------------------------------------------------------------------------------------------------
Interest expense                                              24.4              26.5              71.6              82.0
                                                    ----------------- ----------------- ----------------- -----------------
Earnings before taxes                                         69.6              59.9              82.6             138.2
Provision for taxes                                          (24.3)            (22.7)            (31.7)            (52.4)
Minority interests                                            (0.3)             (0.8)              2.1              (1.3)
Equity in net results of affiliates                           (0.5)              0.6              (3.9)              0.2
                                                    ----------------- ----------------- ----------------- -----------------
Net earnings                                                  44.5              37.0              49.1              84.7
Preferred dividends, net of tax                               (0.6)             (0.6)             (1.9)             (2.0)
---------------------------------------------------------------------------------------------------------------------------
Earnings attributable to common shareholders           $      43.9       $      36.4       $      47.2       $      82.7
---------------------------------------------------------------------------------------------------------------------------

Basic earnings per share (Note 11)                     $      1.52       $      1.21       $      1.61       $      2.73
                                                    ================= ================= ================= =================
Diluted earnings per share (Note 11)                   $      1.43       $      1.13       $      1.52       $      2.55
                                                    ================= ================= ================= =================
Cash dividends declared per common share               $      0.15       $      0.15       $      0.45       $      0.45
                                                    ================= ================= ================= =================

See accompanying notes to unaudited condensed consolidated financial statements.

                                                 Ball Corporation and Subsidiaries
                                          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          ($ in millions)

                                                                               October 1, 2000       December 31, 1999
                                                                             --------------------   -------------------
ASSETS
Current assets
  Cash and temporary investments                                                 $       27.4           $      35.8
  Accounts receivable, net                                                              393.9                 220.2
  Inventories, net (Note 6)                                                             528.2                 565.9
  Deferred income tax benefits and prepaid expenses                                      82.1                  73.9
                                                                             --------------------   -------------------
    Total current assets                                                              1,031.6                 895.8

Property, plant and equipment, net (Note 7)                                           1,023.9               1,121.2
Goodwill and other assets (Note 8)                                                      657.3                 715.1
                                                                             --------------------   -------------------
    Total Assets                                                                 $    2,712.8           $   2,732.1
                                                                             ====================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt and current portion of long-term debt (Note 9)                 $      147.8           $     104.0
  Accounts payable                                                                      346.7                 345.5
  Salaries, wages and accrued employee benefits                                         102.6                 114.7
  Other current liabilities                                                              86.5                 105.9
                                                                             --------------------   -------------------
    Total current liabilities                                                           683.6                 670.1

Long-term debt (Note 9)                                                               1,064.5               1,092.7
Employee benefit obligations, deferred income taxes and
  other noncurrent liabilities                                                          264.9                 258.7
                                                                             --------------------   -------------------
    Total liabilities                                                                 2,013.0               2,021.5
                                                                             --------------------   -------------------
Contingencies (Note 12)
Minority interests                                                                       14.1                  19.7
                                                                             --------------------   -------------------
Shareholders' equity (Note 10):
  Series B ESOP Convertible Preferred Stock                                              53.4                  56.2
  Unearned compensation - ESOP                                                          (15.7)                (20.5)
                                                                             --------------------   -------------------
    Preferred shareholder's equity                                                       37.7                  35.7
                                                                             --------------------   -------------------
  Common stock (36,632,270 shares issued - 2000;
    35,849,778 shares issued - 1999)                                                    439.1                 413.0
  Retained earnings                                                                     508.1                 481.2
  Accumulated other comprehensive loss                                                  (29.5)                (26.7)
  Treasury stock, at cost (7,786,543 shares - 2000;
    6,032,651 shares - 1999)                                                           (269.7)               (212.3)
                                                                             --------------------   -------------------
    Common shareholders' equity                                                         648.0                 655.2
                                                                             --------------------   -------------------
      Total shareholders' equity                                                        685.7                 690.9
                                                                             --------------------   -------------------
    Total Liabilities and Shareholders' Equity                                   $    2,712.8           $   2,732.1
                                                                             ====================   ===================

See accompanying notes to unaudited condensed consolidated financial statements.

                                                 Ball Corporation and Subsidiaries
                                                  UNAUDITED CONDENSED CONSOLIDATED
                                                      STATEMENTS OF CASH FLOWS
                                                          ($ in millions)

                                                                                          Nine Months Ended
                                                                             ------------------------------------------
                                                                                October 1, 2000       October 3, 1999
                                                                             --------------------   -------------------
Cash flows from operating activities
  Net earnings                                                                   $       49.1           $      84.7
  Noncash charges to net earnings:
    Depreciation and amortization                                                       118.6                 122.0
    Business consolidation costs, net of related effect on results in
      equity affiliates and minority interests                                           81.3                   -
    Deferred income taxes                                                                (4.3)                 30.9
    Other, net                                                                          (14.6)                  8.6
    Changes in working capital components                                              (181.2)               (130.5)
                                                                             --------------------   -------------------
      Net cash provided by operating activities                                          48.9                 115.7
                                                                             --------------------   -------------------
Cash flows from investing activities
  Additions to property, plant and equipment                                            (69.8)                (69.1)
  Incentive loan receipts and other, net                                                 41.9                   3.7
                                                                             --------------------   -------------------
      Net cash used in investing activities                                             (27.9)                (65.4)
                                                                             --------------------   -------------------
Cash flows from financing activities
  Long-term borrowings                                                                   30.0                  50.0
  Repayments of long-term borrowings                                                    (41.7)                (54.4)
  Change in short-term borrowings                                                        33.1                 (13.6)
  Common and preferred dividends                                                        (15.4)                (15.9)
  Net proceeds from issuance of common stock under
    various employee and shareholder plans                                               25.9                  30.8
  Acquisitions of treasury stock                                                        (57.4)                (48.1)
  Other, net                                                                             (3.9)                 (2.5)
                                                                             --------------------   -------------------
      Net cash used in financing activities                                             (29.4)                (53.7)
                                                                             --------------------   -------------------
Net Change in Cash and Temporary Investments                                             (8.4)                 (3.4)
Cash and Temporary Investments - Beginning of Period                                     35.8                  34.0
                                                                             --------------------   -------------------
Cash and Temporary Investments - End of Period                                   $       27.4           $      30.6
                                                                             ====================   ===================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
October 1, 2000

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively, Ball or the Company) and have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates. However, the Company believes that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

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

2.  New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," essentially requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. In June 1999, SFAS No. 137 was issued to defer the effective date of SFAS No. 133 by one year. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement 133," was issued in June 2000. Both SFAS No. 133 and SFAS No. 138, a partial amendment of SFAS No. 133, will be effective for Ball in 2001. The Company is in the process of determining the impact on earnings of adopting these standards.

Staff Accounting Bulletin (SAB) No. 101, which was issued by the U.S. Securities and Exchange Commission, provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101, as amended by SAB Nos. 101A and 101B, will be effective for Ball in the fourth quarter of 2000. The Company does not expect the adoption of this guidance to have any effect on its results.

The Emerging Issues Task Force (EITF) reached a consensus in September on a portion of Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which will require companies to report shipping and handling fees and costs as a component of cost of sales. The effect, if any, of applying the guideline will result only in offsetting increases in sales and cost of sales and will be done for all periods shown for comparative purposes, beginning with the fourth quarter of 2000.

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



Summary of Business by Segment                               Three Months Ended                  Nine Months Ended
                                                    ----------------------------------- -----------------------------------
($ in millions)                                      October 1, 2000   October 3, 1999   October 1, 2000   October 3, 1999
                                                    ----------------- ----------------- ----------------- -----------------
Net Sales
North American metal beverage containers               $     552.8       $     592.9       $   1,687.0       $   1,753.1
North American metal food containers                         186.5             186.9             427.1             398.1
North American plastic beverage containers                    67.5              64.9             190.2             180.4
International metal and plastic containers                    60.2              52.5             165.8             167.5
                                                    ----------------- ----------------- ----------------- -----------------
Packaging                                              $     867.0       $     897.2       $   2,470.1       $   2,499.1
Aerospace and technologies                                    94.3              94.4             270.0             291.8
                                                    ----------------- ----------------- ----------------- -----------------
  Consolidated net sales                               $     961.3       $     991.6       $   2,740.1       $   2,790.9
                                                    ================= ================= ================= =================
Consolidated Net Earnings
Packaging                                              $      82.3       $      88.5       $     226.2       $     222.7
Business consolidation costs (Note 4)                          -                 -               (83.4)              -
                                                    ----------------- ----------------- ----------------- -----------------
                                                              82.3              88.5             142.8             222.7
                                                    ----------------- ----------------- ----------------- -----------------
Aerospace and technologies                                     9.4               6.6              19.4              19.3
ESOP settlement (Note 4)                                       7.0               -                 7.0               -
                                                    ----------------- ----------------- ----------------- -----------------
                                                              16.4               6.6              26.4              19.3
                                                    ----------------- ----------------- ----------------- -----------------
  Segment earnings before interest and taxes                  98.7              95.1             169.2             242.0
Corporate undistributed expenses, net                         (4.7)             (8.7)            (15.0)            (21.8)
                                                    ----------------- ----------------- ----------------- -----------------
Earnings before interest and taxes                            94.0              86.4             154.2             220.2
Interest expense                                             (24.4)            (26.5)            (71.6)            (82.0)
Provision for taxes                                          (24.3)            (22.7)            (31.7)            (52.4)
Minority interests                                            (0.3)             (0.8)              2.1              (1.3)
Equity in net results of affiliates                           (0.5)              0.6              (3.9)              0.2
                                                    ----------------- ----------------- ----------------- -----------------
  Consolidated net earnings                            $      44.5       $      37.0       $      49.1       $      84.7
                                                    ================= ================= ================= =================

                                                                               October 1, 2000       December 31, 1999
                                                                             --------------------   -------------------
Net Investment
Packaging                                                                        $    1,379.0           $   1,319.7
Aerospace and technologies                                                              178.3                 161.6
                                                                             --------------------   -------------------
  Segment net investment                                                              1,557.3               1,481.3
Consolidating eliminations and other                                                   (871.6)               (790.4)
                                                                             --------------------   -------------------
  Consolidated net investment                                                    $      685.7           $     690.9
                                                                             ====================   ===================

4.  Business Consolidation Costs and Other

On April 3, 2000, the Armed Services Board of Contract Appeals sustained the Company's claim to recoverability of costs associated with Ball's Employee Stock Ownership Plan (ESOP) for fiscal years beginning in 1989, and the time frame for the U.S. government to file an appeal expired in August 2000. Therefore, during the third quarter, the Company recognized previously disallowed costs of approximately $7 million (approximately $4 million after tax or 13 cents per diluted share) related to the ESOP matter.

The Company recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts) in the second quarter of 2000 for packaging business consolidation and investment exit activities expected to be completed by the spring of 2001. The charge includes costs associated with the permanent closure of one beverage can facility in the U.S. and one in the PRC, the elimination of food and beverage can manufacturing capacity at two locations in Canada, the consolidation of general line production capacity in the PRC and the write-down to net realizable value of certain equity investments primarily related to a beverage can manufacturing joint venture in Russia.

The $83.4 million charge included (1) $43.9 million for the write-down of fixed assets held for sale and related spare parts inventory to estimated net realizable value, including estimated costs to sell, (2) $9 million for severance, supplemental unemployment and other related benefits, substantially all of which is related to the termination of 321 manufacturing and administrative employees in the U.S. and Canada, (3) $14.3 million for contractual pension and retirement obligations which have been included in the appropriate liability accounts, (4) $5.4 million for the write-down of goodwill associated with the closed PRC plant, (5) $8.2 million for the write-down of equity investments and (6) $2.6 million for other assets and consolidation costs. Approximately $21 million of the charge will require cash payments, offset by $26 million of tax benefits. Of the $43.9 million fixed asset write down, $34.3 million relates to Canada and the PRC. The carrying value of the remaining fixed assets held for sale at October 1, 2000, was $3 million. Subsequent changes to the estimated costs of business consolidations, if any, will be included in current-period earnings.

The following table summarizes the activity related to the plant closing costs recorded during 2000:

                                                                    Pension and
($ in millions)                                                     Other Post-                         Other
                                    Fixed Assets/     Employee      Retirement        Equity           Assets/
                                    Spare Parts         Costs       Obligations     Investments         Costs          Total
                                   --------------  --------------  --------------  --------------  --------------  --------------
Charge to earnings in second
  quarter 2000                        $   43.9        $    9.0        $   14.3        $    8.2        $    8.0        $   83.4
Payments                                   -              (2.4)            -               -              (0.8)           (3.2)
Transfers and adjustments to
  assets to reflect estimated
  realizable values                      (43.9)            -               -              (8.2)           (6.8)          (58.9)
Transfers and adjustments to
  liabilities                              -               -             (14.3)            -               -             (14.3)
                                   --------------  --------------  --------------  --------------  --------------  --------------
Balance at October 1, 2000            $    -          $    6.6        $    -          $    -          $    0.4        $    7.0
                                   ==============  ==============  ==============  ==============  ==============  ==============

Also during the second quarter, the Company resolved favorably certain state and federal tax matters related to prior years' transactions. As a result, the second quarter tax benefit was increased by $2.3 million.

During the last quarter of 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write down to net realizable value of fixed assets, goodwill and other assets. The carrying value of the remaining fixed assets held for sale at October 1, 2000 was $3.5 million.

5.  Acquisitions

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company (Acquisition). In connection with the Acquisition, the Company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. Included within the $51.3 million was $22.8 million in pension and other postretirement benefit liabilities. The former headquarters facility and two of the three plants have been sold. The third plant and certain equipment remain for sale. Employees of the closed facilities, primarily comprised of manufacturing and support personnel, have been terminated with certain benefits continuing in accordance with contractual provisions. The carrying value of the fixed assets remaining for sale at October 1, 2000 was approximately $17.3 million. Subsequent increases in actual costs, if any, will be included in current-period earnings, and decreases, if any, will result in a reduction of goodwill.

The following table summarizes the year-to-date activity related to the remaining integration costs associated with the Acquisition:

($ in millions)                             Employee    Other Exit
                                            Severance      Costs        Total
                                           -----------  -----------  -----------
Balance at December 31, 1999                 $  12.8      $   2.2      $  15.0
Payments made                                   (3.6)        (1.4)        (5.0)
Reclassification of prior-period payments        -            1.6          1.6
                                           -----------  -----------  -----------
Balance at October 1, 2000                   $   9.2      $   2.4      $  11.6
                                           ===========  ===========  ===========

6.  Inventories

   ($ in millions)                             October 1,          December 31,
                                                  2000                1999
                                            ----------------    ----------------
   Raw materials and supplies                  $    161.4          $    238.0
   Work in process and finished goods               366.8               327.9
                                            ----------------    ----------------
                                               $    528.2          $    565.9
                                            ================    ================

7.  Property, Plant and Equipment

   ($ in millions)                             October 1,          December 31,
                                                  2000                1999
                                            ----------------    ----------------
   Land                                        $     58.5          $     61.6
   Buildings                                        441.5               433.6
   Machinery and equipment                        1,420.4             1,439.4
                                            ----------------    ----------------
                                                  1,920.4             1,934.6
   Accumulated depreciation                        (896.5)             (813.4)
                                            ----------------    ----------------
                                               $  1,023.9          $  1,121.2
                                            ================    ================

Depreciation expense amounted to $105.9 million and $107.5 million for the nine-month periods ended October 1, 2000, and October 3, 1999, respectively.

8.  Goodwill and Other Assets

   ($ in millions)                             October 1,          December 31,
                                                  2000                1999
                                            ----------------    ----------------
Goodwill (net of accumulated amortization
  of $51.1 at October 1, 2000 and $41.9
  at December 31, 1999)                        $    450.0          $    482.9
Investments in affiliates                            66.1                81.3
Prepaid pension costs and other                     141.2               150.9
                                            ----------------    ----------------
                                               $    657.3          $    715.1
                                            ================    ================

Total amortization expense, including goodwill, amounted to $12.7 million and $14.5 million for the nine-month periods ended October 1, 2000, and October 3, 1999, respectively. Goodwill amortization for the same periods was $9.5 million and $10.4 million, respectively.

9.  Debt and Receivables Sales Agreement

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At October 1, 2000, approximately $480 million was available under the revolving credit facility portion of the Senior Credit Facility.

The Senior Notes, Senior Subordinated Notes and Senior Credit Facility agreements are guaranteed on a full, unconditional and joint and several basis by certain of the Company's domestic wholly owned subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20.1 contains condensed, consolidating financial information for the Company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The Company was not in default of any loan agreement at October 1, 2000, and has met all payment obligations. Latapack-Ball Embalagens Ltda. (Latapack-Ball), the Company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions, including current and debt-to-equity ratios, under a fixed-term loan agreement of which $40.7 million was outstanding at the quarter end. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to July 1, 2000, and has requested a further waiver in respect of the noncompliance during the third quarter.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at October 1, 2000, and October 3, 1999. Fees incurred in connection with the sale of accounts receivable totaled $2.2 million and $6.3 million for the third quarter and nine months of 2000, respectively, and $1.8 million and $5.1 million for the same periods in 1999, respectively.

10.  Shareholders' Equity

The composition of the accumulated other comprehensive loss at October 1, 2000, and December 31, 1999, is primarily the cumulative effect of foreign currency translation and additional minimum pension liability. Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,453,864 shares at October 1, 2000, and 1,530,411 shares at December 31, 1999.

The following table summarizes total comprehensive income for the third quarter and first nine months of 2000 and for the comparative periods of 1999.

                                                             Three Months Ended                  Nine Months Ended
                                                    ----------------------------------- -----------------------------------
($ in millions)                                      October 1, 2000   October 3, 1999   October 1, 2000   October 3, 1999
                                                    ----------------- ----------------- ----------------- -----------------
Comprehensive Earnings
  Net earnings                                         $      44.5       $      37.0       $      49.1       $      84.7
  Foreign currency translation adjustment                      0.2              (1.3)             (2.8)              2.3
                                                    ----------------- ----------------- ----------------- -----------------
  Comprehensive earnings                               $      44.7       $      35.7       $      46.3       $      87.0
                                                    ================= ================= ================= =================

11.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

                                                             Three Months Ended                  Nine Months Ended
                                                    ----------------------------------- -----------------------------------
($ in millions, except per share amounts)            October 1, 2000   October 3, 1999   October 1, 2000   October 3, 1999
                                                    ----------------- ----------------- ----------------- -----------------
Basic Earnings per Share
  Net earnings                                         $      44.5       $      37.0       $      49.1       $      84.7
  Preferred dividends, net of tax                             (0.6)             (0.6)             (1.9)             (2.0)
                                                    ----------------- ----------------- ----------------- -----------------
  Earnings attributable to common shareholders         $      43.9       $      36.4       $      47.2       $      82.7
                                                    ================= ================= ================= =================
  Weighted average common shares (000s)                     28,914            30,181            29,358            30,249
                                                    ================= ================= ================= =================
  Basic earnings per share                             $      1.52       $      1.21       $      1.61       $      2.73
                                                    ================= ================= ================= =================
Diluted Earnings per Share
  Net earnings                                         $      44.5       $      37.0       $      49.1       $      84.7
  Adjustment for deemed ESOP cash contribution in
    lieu of the ESOP Preferred dividend                       (0.5)             (0.5)             (1.4)             (1.5)
                                                    ----------------- ----------------- ----------------- -----------------
  Earnings attributable to common shareholders         $      44.0       $      36.5       $      47.7       $      83.2
                                                    ================= ================= ================= =================
  Weighted average common shares (000s)                     28,914            30,181            29,358            30,249
  Effect of dilutive stock options                             264               475               264               561
  Common shares issuable upon conversion of the
    ESOP Preferred stock                                     1,708             1,802             1,735             1,815
                                                    ----------------- ----------------- ----------------- -----------------
  Weighted average shares applicable
    to diluted earnings per share                           30,886            32,458            31,357            32,625
                                                    ================= ================= ================= =================
  Diluted earnings per share                           $      1.43       $      1.13       $      1.52       $      2.55
                                                    ================= ================= ================= =================

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

As previously reported, on April 3, 2000, the Armed Services Board of Contract Appeals sustained the Company's claim to recoverability of costs associated with Ball's ESOP for fiscal years beginning in 1989. See Note 4 for additional information.

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

Packaging Segment

The packaging segment includes metal and PET (polyethylene terephthalate) container products, primarily used in beverage and food packaging. The Company's packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). Packaging segment sales were 3.4 percent lower in the third quarter of 2000 compared to 1999 and 1.8 percent lower in the first nine months. Excluding the charge taken in the second quarter of 2000 for business consolidation costs, segment operating margins were 9.5 percent for the third quarter of 2000 and 9 percent for the first nine months compared to 9.9 percent and 8.9 percent for the same periods in 1999. For additional information, see Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within
Item 1.

North American metal beverage container sales, which represented approximately 68 percent of segment sales in the first nine months of 2000, decreased 4 percent in comparison to the first nine months of 1999. The decrease was due to lower soft drink container shipments, experienced industry-wide, plant closings discussed in Note 4 accompanying the consolidated financial statements included within Item 1 and lower selling prices driven by a highly competitive environment. The decrease was partially offset by higher aluminum prices passed through to certain customers.

At the end of the second quarter of 2000, the Company ceased production at one of its beverage can manufacturing facilities due to industry overcapacity and unacceptable pricing. In addition, a production line in Richmond, British Columbia, ceased operation in October 2000, for which a provision was made as part of the second quarter business consolidations charge. During the first quarter of 2000, Ball closed an acquired aluminum beverage can plant in Tampa and began operation of a new, high-speed production line in its other Tampa plant.

North American metal food container sales, which comprised approximately 19 percent of segment sales in the first nine months of 2000, increased approximately 7 percent over the same period in 1999. This increase was the result of volume gains with several customers, including ConAgra Grocery Products Company (ConAgra), a new customer in the Eastern U.S. This overall sales gain was achieved in spite of less than expected salmon and vegetable pack sales.

Plastic container sales, which comprised approximately 8 percent of segment sales in the first nine months of 2000, increased approximately 5 percent compared to the same period in 1999. The increase was primarily due to the pass-through of increased resin prices and was achieved despite Ball's decision to not accept an opportunity to sell approximately 240 million units because of unacceptable pricing. The sales mix continues to be weighted primarily toward carbonated soft drink and water containers. Plastic beer containers manufactured by Ball, which utilize a multi-layer technology, are currently being tested by several Ball customers.

Sales levels were comparable in the PRC with lower operating earnings compared to 1999. The PRC can industry continues to suffer from overcapacity, lower pricing and higher metal costs.

Aerospace and Technologies Segment

The aerospace and technologies segment had lower sales but comparable earnings, excluding the ESOP litigation settlement, for the first nine months of 2000. The completion of several programs and the delay of several new program starts contributed to the lower sales results. Earnings results were higher for the third quarter due to margin improvements on projects. Backlog at the end of the third quarter of 2000 was approximately $373 million compared to a backlog of $346 million at the end of 1999. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations. For additional information, see Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within Item 1.

Selling and Administrative Expenses

Consolidated selling and administrative expenses in 2000 were comparable to 1999, which included a $4.7 million charge in April 1999 in connection with an executive stock option grant which vested when the Company's closing stock price reached specified levels. Excluding this stock compensation charge, expenses were higher in the first nine months of 2000 compared to 1999 due in large part to higher estimated employee compensation and benefit accruals. Undistributed corporate expenses were lower for both the quarter and year-to-date compared to the same periods in 1999 largely due to higher allocations to the operations and reduced incentive compensation accruals in 2000.

Interest and Taxes

Consolidated interest expense for the third quarter and first nine months of 2000 was $24.4 million and $71.6 million, respectively, compared to $26.5 million and $82 million for the same periods in 1999, respectively. The decrease is attributable to lower average debt levels combined with increased capitalized interest due to the Tampa plant expansion. A higher percentage of fixed debt at lower rates, partially as a result of fixing certain previously floating rate debt through the use of derivative instruments, also contributed to the decrease.

Ball's higher consolidated effective income tax rate for the first nine months of 2000, as compared to the same period in 1999, primarily reflects the impact of currently unrealized capital losses in connection with the write-down of equity investments and the effects of nondeductible goodwill included in the second quarter charge for business consolidation costs and investment exit activities. This was partially offset by the effects of the favorable resolution during the period of certain prior years' federal and state tax matters for $2.3 million. For the third quarter of 2000, the lower effective rate, as compared to the same period in the prior year, reflects the effects of the resolution of tax matters as a result of normal audit cycles concluding.

The year-to-date effective income tax rate for 2000 showing the tax effect of business consolidation costs and favorable tax settlements in the second quarter is illustrated below:

                                                   Effect of Business
                                Before Business    Consolidation Costs
                                 Consolidation       and State Tax
                                     Costs            Settlement                Total
                              -------------------  -------------------  -------------------
Income tax provision (benefit)   $     60.2           $    (28.5)          $    31.7
Pretax earnings (loss)                166.0                (83.4)               82.6
Effective income tax rate              36.3%                34.2%               38.4%

The Company expects its effective tax rate, before the effects of unusual items, to be approximately 36 percent for the year.

Results of Equity Affiliates and Minority Interests

Minority interests' share of losses was $2.1 million for the first nine months of 2000, compared to their share of income of $1.3 million for the same period in 1999. The loss in 2000 primarily reflects the minority share of the charge for business consolidations in the PRC recorded in the second quarter.

Equity in the net results of affiliates is largely attributable to that from investments in the PRC, Thailand and Brazil. Results were a loss of $3.9 million in the first nine months of 2000, compared to earnings of $0.2 million for the same period in 1999. Results in Brazil were hampered by the impact of currency hedging losses and slower domestic sales, while lower results in the PRC reflect the continued effects of excess capacity in the industry, coupled with higher metal costs relative to last year.

Other Items

On April 3, 2000, the Armed Services Board of Contract Appeals sustained the Company's claim to recoverability of costs associated with Ball's ESOP. See Note 4 accompanying the consolidated financial statements included within Item 1.

The Company recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts) in the second quarter for packaging business consolidation and investment exit activities. The charge includes costs associated with the permanent closure of two beverage can facilities, the elimination or consolidation of certain production lines and the write-down to net realizable value of certain international equity investments. The actions to be taken, which are expected to completed by the spring of 2001, are largely the result of improved operating efficiencies throughout Ball's packaging business and are consistent with the Company's objective to keep manufacturing costs low. Additional details about the business consolidation and investment exit activities are provided in Note 4 accompanying the consolidated financial statements included within Item 1.

The following table summarizes the plant closing costs, the settlement of the ESOP litigation and the favorable tax settlements included in the consolidated statement of earnings for the nine months ended October 1, 2000:

                                        Pre-Tax         Tax                         Equity           Net
($ in millions)                         Income        Benefits      Minority      Earnings in      Earnings
                                       (Charge)      (Expense)      Interests     Affiliates        Impact
                                    -------------  -------------  -------------  -------------  -------------
Plant closing costs                   $   (83.4)      $   26.2      $     3.0      $    (0.8)     $   (55.0)
ESOP settlement                             7.0           (2.7)           -              -              4.3
Resolution of prior years' tax
  matters                                   -              2.3            -              -              2.3
                                    -------------  -------------  -------------  -------------  -------------
                                      $   (76.4)      $   25.8      $     3.0      $    (0.8)     $   (48.4)
                                    =============  =============  =============  =============  =============

In connection with the Acquisition in 1998, discussed in Note 5 accompanying the consolidated financial statements included within Item 1, the Company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. The employees have been terminated and the former headquarters facility and two of the three plants have been sold as of October 2000. The third plant and certain equipment remain for sale. Also during 1998, the Company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write-down to net realizable value of fixed assets, goodwill and other assets. Additional details about the reserves associated with these activities are provided in Notes 4 and 5 of the accompanying notes to the consolidated financial statements included within Item 1.

Details of recently promulgated accounting and reporting standards which may affect the Company are provided in Note 2 accompanying the consolidated financial statements included within Item 1.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The $48.9 million of cash provided by operations in the first nine months of 2000 reflected seasonally increased working capital partially offset by the largely noncash charge taken in the second quarter for business consolidation costs. Capital spending of $69.8 million in the first nine months of 2000 was below depreciation of $105.9 million. Capital spending is expected to be approximately $110 million for the year.

Total debt increased to $1,212.3 million at October 1, 2000, compared to $1,196.7 million at December 31, 1999, primarily due to seasonal financing for the normal increase in accounts receivable as well as the Company's repurchase of its common shares, net of proceeds from common shares issued in connection with employee stock plans. Total debt is expected to be approximately $70 to $80 million lower by year end than it was at December 31, 1999, as a result of expected strong collections of accounts receivable in the fourth quarter, partially offset by a planned build in inventories and approximately $20 million of additional repurchases of the Company's common shares, net of proceeds from common shares issued. The debt-to-total capitalization ratio of 63.4 percent at October 1, 2000, rose slightly from 62.7 percent at December 31, 1999, due to the seasonal working capital requirements.

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At October 1, 2000, approximately $480 million was available under the revolving credit facility portion of the Senior Credit Facility.

Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $116 million at the end of the third quarter, of which $58.6 million was outstanding at October 1, 2000.

A receivables  sales  agreement  provides for the ongoing,  revolving  sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at October 1, 2000, and October 3, 1999.

The Company was not in default of any loan agreement at October 1, 2000, and has met all payment obligations. However, its 50 percent-owned equity affiliate in Brazil is in noncompliance with certain financial provisions. Latapack-Ball has received waivers from the lender in respect of the noncompliance covering the periods prior to July 1, 2000, and has requested a further waiver in respect of the noncompliance during the third quarter.

Additional details about the Company's debt and receivables sales agreement are available in Note 9 accompanying the consolidated financial statements included within Item 1.

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

As previously reported, on April 3, 2000, the Armed Services Board of Contract Appeals sustained the Company's claim to recoverability of costs associated with Ball's ESOP for fiscal years beginning in 1989. See Note 4 accompanying the consolidated financial statements included within Item 1 for additional information.

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

The Company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of October 1, 2000, did not differ materially from the amounts reported as of December 31, 1999. Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The Company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the Company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions and the development of certain domestic and international markets. Some factors that could cause the Company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; insufficient production capacity; the weather; power and natural resource costs and availability; shortages in and pricing of raw materials; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; regulatory action; federal and state legislation; interest rates; labor strikes; boycotts; litigation involving antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of satellite launches and the businesses and governments associated with the launches; international business risks such as the devaluation of international currencies; the ability or inability to obtain adequate credit resources for foreseeable financing requirements of the Company's businesses and to satisfy the resulting credit obligations and unsuccessful acquisitions, joint ventures or divestitures. If the Company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the Company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 3, 2000, Pechiney Plastic Packaging, Inc., and Pechiney Emballage Flexible Europe (Pechiney) filed a lawsuit against Kortec, Inc.; Crown Cork & Seal Company, Inc.; Crown Cork & Seal Technologies Corporation and Ball Plastic Container Corp. in the U.S. District Court for the District of Massachusetts. Pechiney alleges that the defendants have infringed two of its patents with respect to methods and apparatus for injection molding and injection blow molding multi-layer plastic containers. Pechiney seeks an injunction and damages. Kortec is a supplier to Ball Plastic Container Corp. of equipment for use in manufacturing multi-layered plastic bottles. Kortec has agreed to defend Ball Plastic Container Corp. against the claims for infringement of patents arising out of the purchase and use of such equipment purchased from Kortec and has assumed the defense of the action. The discovery process has begun. Based upon the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion as to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse affect upon the liquidity, results of operations or financial condition of the Company.

On January 27, 1999, Plastic Solutions of Texas, Inc. (PST) and Kurt H. Ruppman, Sr. (Ruppman) filed a Statement of Claim with the American Arbitration Association alleging the Company breached a contract between the Company and PST and Ruppman relating to the grant of a license under certain patents and technology owned by PST and Ruppman relating to the use of cryogenics in the manufacture of hot fill PET bottles. The Company has denied the allegations of the complaint. An arbitration hearing commenced on March 7, 2000, and has continued on a periodic basis since, but both parties have completed their case in chief and provided any rebuttal evidence. Final arguments were presented, and the arbitrator has the case under advisement. Based upon the information, or lack thereof, available to the Company at the present time, the Company is unable to express an opinion to the actual exposure of the Company; however, the Company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the Company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ending October 1, 2000.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ending October 1, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ending October 1, 2000.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ending October 1, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            20.1           Subsidiary Guarantees of Debt
            27.1           Financial Data Schedule
            99.1           Safe Harbor  Statement  Under the  Private Securities
                             Litigation Reform Act of 1995, as amended

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ending October 1, 2000.

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

Ball Corporation
(Registrant)


By:     /s/  Raymond J. Seabrook
        ------------------------------
        Raymond J. Seabrook
        Senior Vice President and
          Chief Financial Officer


Date:   November 15, 2000

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  October 1, 2000


                                  EXHIBIT INDEX

                  Description                                         Exhibit
                  -----------                                         -------

Subsidiary Guarantees of Debt (Filed herewith.)                       EX-20.1

Financial Data Schedule (Filed herewith.)                             EX-27.1

Safe Harbor Statement Under the Private Securities
  Litigation Reform Act of 1995, as amended (Filed herewith.)         EX-99.1