Form 10-K
period 2000-12-31
BALL CORP
filed 2001-03-30
CIK 9389

                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

                            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                    For the fiscal year ended December 31, 2000

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

                                        10 Longs Peak Drive, P.O. Box 5000
                                          Broomfield, Colorado 80021-2510

                        Registrant's telephone number, including area code: (303) 469-3131
------------------------------------------------------------------------------------------------------------------
                            Securities registered pursuant to Section 12(b) of the Act:

                                                                               Name of each exchange
              Title of each class                                               on which registered
        ---------------------------------                                ---------------------------------
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

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,142 million based upon the closing market price on March 2, 2001 (excluding Series B ESOP Convertible Preferred Stock of the registrant, which series is not publicly traded and which has an aggregate liquidation preference of $53.4 million).

Number of shares outstanding as of the latest practicable date.

                     Class                                                 Outstanding at March 4, 2001
        ---------------------------------                                ---------------------------------
         Common Stock, without par value                                             27,462,515

                                        DOCUMENTS INCORPORATED BY REFERENCE

1.  Annual Report to Shareholders for the year ended December 31, 2000, to the extent indicated in Parts I, II and IV. Except as to information specifically incorporated, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2.  Proxy statement filed with the Commission dated March 15, 2000, to the extent indicated in Part III.

                                                      PART I

Item 1.  Business

Ball Corporation was organized in 1880 and incorporated in Indiana in 1922. Its principal executive offices are located at 10 Longs Peak Drive, Broomfield, Colorado 80021-2510. The terms "Ball," "the company," "we" or "our"
as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball is a manufacturer of metal and plastic packaging, primarily for beverages and foods, and a supplier of aerospace and other technologies and services to commercial and governmental customers.

The following sections of the 2000 Annual Report to Shareholders contain financial and other information concerning company business developments and operations, and are incorporated herein by reference:  the notes to the consolidated financial statements "Business Segment Information" (Note 2), "Business Consolidation Costs and
Other" (Note 3), "Acquisitions" (Note 4) and "Management's Discussion and Analysis of Financial Condition and
Results of Operations."

                                   Business Developments in 2000 and Early 2001

As result of improved operating efficiencies throughout our packaging business and in keeping with our strategy to keep manufacturing costs low, we recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts, or $1.77 per diluted share) in the second quarter for packaging business consolidation and investment exit activities. The charge includes costs associated with the permanent closure of a beverage can manufacturing facility in the U.S., the elimination of food and beverage can manufacturing capacity at two locations in Canada, the consolidation of production capacity in the People's Republic of China
(PRC) and the write-down to net realizable value of an investment in a Russian beverage can manufacturing joint venture. These actions are expected to be completed during 2001. Additional details about the business consolidations charge are provided in Note 3 to the consolidated financial statements, which can be found in
Exhibit 13.1.

Although we have taken various actions in the PRC during the past several years, the industry and market environment in which we operate in China are not improving at a satisfactory pace. As a result, we have begun an extensive review of options available to us in connection with our investment. We expect to complete our review late in the second quarter of 2001, which will, in all likelihood, require the closure, consolidation or sale of certain facilities. At this time, we have not determined the final structural changes, the facilities to be affected or the amount of any potential charge. As an initial step in this process, the board of directors of one of our subsidiaries in China authorized local management at a plant in Tianjin to develop an exit strategy for the general packaging business in northern China, the completion of which is expected in the second quarter.

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
A substantial part of our packaging sales are made directly to relatively few major companies in packaged beverage and food businesses, including Miller Brewing Company and worldwide bottlers of Pepsi-Cola and Coca-Cola branded beverages and their licensees utilizing consolidated purchasing groups. Additional details about our sales to these customers are included in Note 2 to the consolidated financial statements, which can be found in
Exhibit 13.1.

The rigid packaging business is capital intensive, requiring significant investments in machinery and equipment.
Profitability is sensitive to production volumes, labor and the costs of certain raw materials, such as aluminum, steel and plastic resin.

Raw materials used in our packaging business are generally available from several sources. We have secured what we consider to be adequate supplies of raw materials and are not experiencing any shortages. Our manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply or halted due to external factors (as is currently the case in California), we cannot predict the effects, if any, of such occurrences on future operations.

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

Decorated two-piece aluminum beverage cans are currently being produced at 18 manufacturing facilities in the
U.S., 1 facility in Canada and 1 in Puerto Rico; ends are produced within 5 U.S. facilities. Metal beverage containers are sold primarily to fillers of carbonated soft drinks, beer and other beverages under annual or long-term supply contracts. Sales volumes of metal beverage cans and ends in North America tend to be highest during the period from April through September.

Metal beverage containers and ends represent Ball's largest product line, accounting for approximately 61 percent of 2000 consolidated net sales. As a result of a beverage can manufacturing asset acquisition in 1998, we expanded our metal beverage product line to include specialty cans and became the largest metal beverage can producer in North America.

Based on publicly available industry information, we estimate that our North American metal beverage container shipments were approximately 32 percent of total U.S. and Canadian shipments for metal beverage containers. We also estimate that five producers represent substantially all of the remaining metal beverage container shipments. Available industry information indicates the growth in industry-wide shipments was relatively flat from 1998 to 2000, but increased approximately 2.2 percent from 1997 to 1998.

In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage industry than in the U.S., particularly in the packaged beer industry, in which the market share of metal containers has been hindered by trade barriers and restrictive taxes within Canada.

Beverage container industry production capacity in the U.S. and Canada exceeds demand. In order to balance more closely capacity and demand within our business, we have consolidated our can and end manufacturing capacity into fewer, more efficient facilities with the closure of four plants during 1999 and 2000, as reported in our Annual
Report to Shareholders.

The aluminum beverage can continues to compete aggressively with other packaging materials in the beer and soft drink industries. The glass bottle has shown resilience in the packaged beer industry, while the soft drink industry use of the PET bottle has grown. The beer industry has also begun the usage of plastic beer bottles.

Two-piece and three-piece steel food containers are manufactured in the U.S. and Canada and sold primarily to food processors in the Midwestern United States and Canada. In 2000 metal food container sales comprised approximately 16 percent of consolidated net sales. Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal vegetable and salmon packs.

In the metal food container industry, manufacturing capacity in North America exceeds market demand.
Approximately 34 billion steel food cans were shipped in the U.S. and Canada in 2000, of which approximately
18 percent were shipped by Ball.

Polyethylene terephthalate (PET) packaging is Ball's newest product line, representing slightly more than
7 percent of consolidated net sales in 2000. Demand for containers made of PET has increased in the beverage packaging industry and is expected to increase in the food packaging industry with improved technology and adequate supplies of PET resin. While PET beverage containers compete primarily against metal and glass, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. The latest publicly available projections indicate that the growth in overall
PET demand over the next two years is expected to be between 7 and 8 percent. Based on research estimates from various sources, we believe Ball's share of the total U.S. and Canadian shipments is between 8 and 12 percent.

Competition in the PET container industry includes four national suppliers and several regional suppliers and self-manufacturers. Service, quality and price are deciding competitive factors. Increasingly, the ability to produce customized, differentiated plastic containers is an important competitive factor.

Ball has secured long-term customer supply agreements, principally for carbonated beverage and water containers.
Plastic beer containers are being tested by several of our customers and we are developing plastic containers for the single serve juice market.

We are the largest beverage can manufacturer in the PRC, supplying approximately 50 percent of the two-piece aluminum beverage cans used in the PRC. Capacity has grown rapidly in the PRC, resulting in a supply/demand imbalance. As discussed above, we have begun a review of our options there, which will likely require the consolidation, closure or sale of certain facilities. To date we have closed, in the early part of 1999, two of our plants located in the PRC and have reduced production capacity in other plants.

The Beijing manufacturing facility is one of the most technologically advanced plants in the PRC and the company's 34 percent-owned affiliate, Sanshui Jianlibao FTB Packaging Limited, is the largest can manufacturing facility in the PRC in terms of production capacity. For more information on operations in the PRC, see Item 2,
Properties, and Exhibit 21.1, Subsidiary List.

We are a 50 percent equity owner of a joint venture with BBM Participacoes S.A. producing two-piece aluminum cans and ends in Brazil. Ball also participates in joint ventures in Thailand, Taiwan and the Philippines, in addition to providing manufacturing technology and assistance to several can manufacturers around the world.

Aerospace and Technologies Segment

The aerospace and technologies segment includes civil space systems, defense systems, commercial space operations, commercial products and technologies, systems engineering services and advanced antenna and video systems. Sales in the aerospace and technologies segment accounted for approximately 10 percent of consolidated net sales in 2000.

The majority of the aerospace and technologies segment business involves work under contracts of generally one to five years in length for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense
(DoD) and foreign governments. Contracts funded by the various agencies of the federal government represented approximately 85 percent of segment sales in 2000. Major industry trends have not changed significantly, with
Department of Defense and NASA budgets remaining relatively flat. However, there is a growing worldwide demand for commercial space activities. Consolidation in the industry continues, and there is strong competition for business.

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

Other hardware activities include: electro-optics products for spacecraft guidance; control instruments, sensors and defense subsystems for surveillance; warning, target identification and attitude control; cryogenic systems for reactant storage; sensor cooling devices such as closed-cycle mechanical refrigerators and open-cycle solid and liquid cryogens; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors.

Additionally, the aerospace and technologies segment provides diversified technical services and products to federal and local government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems needs.

During 2000 we formed several strategic alliances to expand our commercial operations in the areas of radar operations, internet connectivity and broadband data services. The QuikSCAT commercial satellite successfully launched in 1999 made the news during 2000 when it was announced that approximately 99 percent of all possible wind data had been processed. In what scientists hailed as one of the most successful mapping missions, our synthetic aperture radar antenna acquired topographic data of more than 47.6 million square miles of Earth to be used by the National Image and Mapping Agency to create the most accurate and complete topographic map of Earth ever assembled.

Backlog

Backlog of the aerospace and technologies segment was approximately $351 million and $346 million at December 31,
2000 and 1999, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2000 backlog includes approximately $218 million expected to be billed during 2001, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $215 million at
December 31, 2000. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

                                             Research and Development

The "Research and Development" note in the 2000 Annual Report to Shareholders contains information on company research and development activity and is incorporated herein by reference.

                                                    Environment

Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. Using the most recent data available, in 1999 approximately 63 percent of aluminum containers, 58 percent of steel cans and 24 percent of the PET containers sold in the U.S. were recycled.

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

                                                     Employees

At the end of February 2001, the company employed approximately 11,200 people worldwide.

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

Ball Aerospace & Technologies Corp. offices are located in Boulder, Colorado. The Colorado-based operations of this business occupy a variety of company-owned and leased facilities in Boulder, Broomfield and Westminster, which together aggregate approximately 1,300,000 square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations include facilities in
California, Georgia, New Mexico, Ohio, Texas and Virginia.

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

                                                    Approximate
                                                  Floor Space in
                                                    Square Feet
Plant Location

Metal packaging manufacturing facilities:

North America
Blytheville, Arkansas (leased)                        29,000
Springdale, Arkansas                                 286,000
Richmond, British Columbia                           194,000
Fairfield, California                                340,000
Torrance, California                                 265,000
Golden, Colorado                                     500,000
Tampa, Florida                                       275,000
Moultrie, Georgia                                    152,000
Kapolei, Hawaii                                      132,000
Monticello, Indiana                                  356,000
Kansas City, Missouri                                225,000
Saratoga Springs, New York                           153,000
Wallkill, New York                                   314,000
Reidsville, North Carolina                           287,000
Columbus, Ohio                                       167,000
Findlay, Ohio                                        733,000
Burlington, Ontario                                  308,000
Whitby, Ontario                                      200,000
Guayama, Puerto Rico                                 225,000
Baie d'Urfe, Quebec                                  211,000
Chestnut Hill, Tennessee                             300,000
Conroe, Texas                                        180,000
Fort Worth, Texas                                    161,000
Bristol, Virginia                                    241,000
Williamsburg, Virginia                               400,000
Seattle, Washington                                  166,000
Weirton, West Virginia (leased)                       85,000
DeForest, Wisconsin                                   45,000
Milwaukee, Wisconsin                                 161,000

Asia
Beijing, PRC                                         272,000
E-zhou, Hubei (Wuhan), PRC                           193,000
Hong Kong, PRC                                       235,000
Panyu, PRC                                           207,000
Shenzhen, PRC                                        271,000
Tianjin, PRC                                          57,000
Xi'an, PRC                                           251,000
Zhuhai, PRC                                          180,000

                                                    Approximate
                                                  Floor Space in
                                                    Square Feet
Plant Location

Plastic packaging manufacturing facilities:

North America
Chino, California (leased)                           240,000
Ames, Iowa (leased)                                  250,000
Delran, New Jersey (leased)                          450,000
Baldwinsville, New York (leased)                     240,000

Asia
Taicang, Jiangsu, PRC (leased)                       112,000
Tianjin, PRC                                           2,000

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

In July 1992 the company entered into a settlement and indemnification agreement with Denver, Chemical Waste
Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste) pursuant to which Denver and Waste dismissed their lawsuit against the company and Waste agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Several other companies, which are defendants in the above-referenced lawsuits, had already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has agreed to guarantee the obligations for Chemical
Waste Management, Inc., and Waste Management of Colorado, Inc. Denver and Waste may seek additional payments from the company if the response costs related to the site exceed $319 million. The company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes which may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement.

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
The company declined to participate in the PRP group because the company's records do not indicate the company contributed hazardous waste to the site. The company continues to attempt to settle this claim. Based upon the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, on August 1, 1997, the EPA sent notice of potential liability letters to 19 owners, operators and waste generators concerning past activities at one or more of the four Rocky Flats parcels at the
Rocky Flats Industrial Park site located in Jefferson County, Colorado. Based upon sampling at the site in 1996, the EPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. The EPA requested the letter recipients conduct an engineering evaluation and cost analysis (EE/CA) of the site. Fourteen companies, including the company, have undertaken the study. The EPA is also seeking reimbursement for approximately $1.5 million which it has spent at the site. On December 19, 1997, the EPA issued an Administrative Order to conduct the EE/CA to 18 owners, operators and generators associated with the site. The EPA alleged that the company is the ninth largest generator of the thirteen generators issued
Administrative Orders. The PRP group has undertaken the EE/CA at a cost of about $850,000, of which the company has paid approximately $70,000.

Site characterization work began in May 1998 and continued through June 1999. Wells were installed and soil and groundwater samples were taken for analysis. Contamination does not exist in deep aquifers but is present in soil and shallow aquifers both in and off the Aerr Co. property. The draft EE/CA was submitted to USEPA in
January 2000. The final EE/CA was sent to USEPA in June 2000. A final draft agreement for professional services was prepared in December 2000 for the PRP consultant (EMSI) to begin the next phase of site work.

The PRPs are discussing allocation formulas for the post EE/CA work. Ball's future obligation to the group may be between $285,000 and $385,000. More expensive options, such as insurance and a site buyout, are under consideration by the PRP group.

On September 29, 2000, an Administrative Order on Consent (AOC) for Removal Action for the Rocky Flats Industrial
Park Site was delivered to the EPA by a PRP group representative. Twelve companies signed the AOC to conduct work on the Aerr Co. and Thoro properties. The EPA agreed to forgo all past costs at the site and work with the
PRPs to gain site access to conduct air sparging and soil vapor extraction (AS/SVE) activities. The PRPs negotiated a revised group agreement. Ball will pay 12 percent of Aerr Co. site costs and a percentage of Thoro
AS/SVE system operation costs. Any potential state natural resources damage claims are not a part of this agreement. The Department of Interior has not yet waived federal natural resource damage claims so the
Department of Justice has not approved the RFIP Administrative Order on Consent. Once approved the order will not be final until a 30-day public comment period ends.

Based upon the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, the company was notified on June 19, 1989, that the EPA has designated the company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that were released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989 the company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the company, along with other above-described PRPs, was notified by the EPA that it was negotiating with the large-volume PRPs another consent order for performance of a site environmental study as a prerequisite to long-term remediation. The EPA and the large-volume PRPs have stated that a second de minimis buyout for settlement of liability for performance of all environmental studies and site remediation is being formulated and an offer to participate therein has been made to the company. The company has joined with a group of de minimis PRPs to negotiate a reduction (i.e., a lower price per gallon assessment) in the proposed de minimis settlement offer. EPA is expected to issue its de minimis settlement offer in May 2001. Based upon the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, the company was named a PRP with respect to the Solvents Recovery Site located in
Southington, Connecticut. According to the information received by the company, it is alleged that the company contributed approximately 0.08816 percent of the waste contributed to the site on a volumetric basis. The company responded and has investigated the accuracy of the total volume alleged to be attributable to the company. The company joined the PRP group during 1993. In February 1995 the company executed a trust agreement whereby certain contributions will be made to fund the administration of an ongoing work group. The group members finalized an
Administrative Order on Consent for Removal Action and Remedial Investigation/Feasibility Study on February 6,
1997, pursuant to which the group members will perform a removal action and completion of a remedial investigation and feasibility study in connection with the site. Based upon the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly owned subsidiary of the company [renamed Ball Glass Container Corporation (Ball Glass)], the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Ball-Foster Glass Container Co., L.L.C., and wholly owned by Saint Gobain, received a general notification letter and information request from the EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and
Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles
County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. The company received notice from the City of El Monte that, pursuant to a proposed city economic redevelopment plan, the City proposed to commence groundwater cleanup by a pump and treat remediation process. As of March 1, 2001, the City has not commenced this remediation. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group retained an environmental engineering firm to critique the EPA studies and any proposed remediation.

The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between PRP group members to fund the remedial investigation. The interim allocation approach requires that any payment will be based upon contribution to pollution. Ball's interim allocation is 5.79 percent. The administrative consent order was executed by the PRP group and the EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The PRP group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the administrative consent order, the group submitted to the EPA copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of California. The EPA then approved the work plan, project management plan and the data management plan portions of the PRP group's proposed remedial investigation/feasibility study (RI/FS). The group funded the RI/FS. The environmental consulting firm retained by the PRP group submitted to the EPA its
Feasibility Study Technical Memorandum 1 concerning the site. Five potential remedial action plans were identified in the study, ranging from no action to an extensive groundwater remediation project for both shallow and deep aquifers. The costs of such remedies ranged from minimal costs for no action to between $10.5 to
$25 million for the three groundwater pump and treat options proposed. The PRP group negotiated with the EPA over the remedy selections for the Record of Decision (ROD) and has formed an allocation committee for making final allocation of remediation costs between group members. The EPA has finalized the ROD and selected the most extensive and expensive remedy. The selected remedy is extraction and treatment of the solvent contaminated groundwater in both the east El Monte and west El Monte plumes, both deep and shallow aquifers. The PRP group has commenced the final allocation process. The Allocation Committee has been assigned such task and continues the development of the method for final allocation of costs among PRP group members. Although final allocation has not been made, the Allocation Committee will allocate costs so that PRP group members responsible for the majority of the contamination will pay a higher percentage of the cleanup costs required by the ROD, once it is finalized and issued. Since final costs will be allocated under such method, Ball Glass decided to perform soil vapor analysis testing to compliment its soil and groundwater sampling analyses previously conducted. Soil vapor analysis was conducted during the week of October 25, 1999. In a significant positive development, the results of all 44 vapor probe locations were non-detect for concern constituents sampled (i.e., those pollutants present in the area groundwater). On November 11, 1999, Ball Glass informed the PRP group of these results, which should reduce Ball Glass' final cost allocation under such allocation method. On March 14, 2000, Ball Glass made a formal presentation to the Allocation Committee and requested, based upon its analytical data described above, that its final allocation be reduced from the 5.79 percent interim allocation percentage. The San Gabriel Basin
Water Quality Authority (WQA) has committed to fund $500,000 as an early response action program (ERAP); and as a result, the PRP group is in the process of implementing a shallow aquifer groundwater treatment program under
ERAP (in order to obtain such matching public grant funds), using group funds to install three west plume shallow aquifer groundwater remediation wells. The PRP group is implementing such action under the ERAP since the availability of ERAP public grant funds ceases at the point EPA issues special notice letters requiring the PRP group members to enter an administrative consent order implementing the final cleanup remedy required by the ROD.
Regarding the anticipated implementation of the final remedy, negotiations continue with area water providers who may pump and treat deep aquifer groundwater from the east and west plumes. If these negotiations are successful, the PRP group members may only be responsible for remediation of shallow aquifers on the east and west sides of the operable unit. The EPA is requiring the PRP group to pay $400,000 of the EPA's past site operation costs plus interest. Such payment must be made within the next three years; however, the EPA has agreed to accept installment payments. The PRP group anticipates making a $100,000 installment payment by May 31, 2001. In addition, Commercial Union, the Corporation's general liability insurer, is defending this governmental action and is paying the cost of defense including attorneys' fees. Based on the information available to the company at this time, the company is unable to express an opinion as to the actual exposure of the company; however, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in March 1992, William Hallahan, an employee at the company's metal beverage container plant in Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The company denied the charge, and hearings on the matter were held before the Workers' Compensation Board of the State of New York. On
January 14, 1997, the Administrative Law Judge (ALJ) filed his Memorandum of Decision finding in favor of the claimant. The decision was appealed, and the Workers' Compensation Board remanded the case back to the ALJ for further findings. The ALJ entered a decision against the company on January 8, 1998, as corrected on February 2,
1998, and February 4, 1998. The company appealed all of the decisions to the Appeals Bureau of the Workers'
Compensation Board on February 6, 1998. In June 1999 a three-judge panel of the Workers' Compensation Board reversed the decision of the ALJ and found that substantial evidence does not show a causal relationship between the claimant's workplace and his disease in order to support a causal link and conclude that he developed an occupational disease. The Board then closed the case. The claimant appealed the case to the full Workers'
Compensation Board and alternatively to the Appellate Division of the New York State judicial system. On May 30,
2000, the full Workers' Compensation Board refused to review the matter. Based on the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

As previously reported, on September 21, 1998, Daiei, Inc. (Daiei), a Japanese corporation, with its principal place of business in Tokyo, Japan, sued the company in U.S. District Court, Southern District of Indiana,
Evansville Division. Daiei alleges it is engaged in the retail sale of consumer goods and food products at stores throughout Japan. Daiei alleges that it purchased defective beer cans filled with beer from Evansville Brewing
Company, Inc. (EBC) between April 5, 1995, and July 20, 1995. Daiei further alleges that the metal containers were defectively assembled and sealed by EBC at its production facility in Evansville, Indiana, upon a machine which was inspected by representatives of Ball. Daiei further alleges that Ball breached its warranty to provide metal containers that performed in a commercially reasonable manner, and that Ball's representatives were negligent in the repair of the sealing equipment owned by EBC. Daiei seeks damages for the lost containers and product in the amount of approximately $7 million. The company has retained counsel and is defending this case.
The parties are engaged in the discovery process, and a Motion to Dismiss was filed by the company on several legal grounds. The Court dismissed Daiei's claim based upon negligence. Discovery continues with respect to
Daiei's claims for breach of express and implied warranties and fitness for a particular purpose. Based upon the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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
The parties are discussing a resolution of the matter. Based upon the information available to the company at this time, the company is unable to express an opinion as to the actual exposure of the company; however, the company does not believe that this matter will have a material adverse affect upon the liquidity, results of operations or financial condition of the company.

On January 27, 1999, Plastic Solutions of Texas, Inc. (PST) and Kurt H. Ruppman, Sr. (Ruppman) filed a Statement of Claim with the American Arbitration Association alleging the company breached a contract between the company and PST and Ruppman relating to the grant of a license under certain patents and technology owned by PST and
Ruppman relating to the use of cryogenics in the manufacture of hot fill PET bottles. The arbitrator issued an award favorable to Ball including monetary damages and specific performance. This award has been confirmed by the
District Court of Dallas County, Texas, and a judgment in favor of Ball for $2.5 million has been entered. The parties are discussing satisfaction of this judgment.

In 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court)
against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the
Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals, which reversed the Trial Court. One non-regulated utility has appealed this decision to the California Supreme Court. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. The Trial Court consolidated the six separate lawsuits in the Northeast
District (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the
lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C., which the company no longer owns, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the company for defense and indemnity. The company has in turn tendered this lawsuit to its liability carrier, Commercial Union, for defense and indemnity. Plaintiffs appear to be proceeding to join all companies, which are alleged to be PRPs in the various operable units in the San Gabriel Valley Superfund
Site. The litigation, including the filing of answers by such joined parties, has been stayed pending the decision of the California Supreme Court as to whether the California Public Utilities Commission has sole jurisdiction over these cases since some of the defendants are regulated utilities. Based on the information, or lack thereof, available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company for this matter; however, based on the information available to the company at this time, the company does not believe that this matter will have a material adverse affect upon the liquidity, results of operations or financial condition of the company.

Item 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 2000.

                                                      PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were
6,178 common shareholders of record on March 2, 2001.

Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the
2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

The information required by Item 6 for the five years ended December 31, 2000, appearing in the section titled,
"Five-Year Review of Selected Financial Data," of the 2000 Annual Report to Shareholders, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report
to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A appears under the caption, "Financial Instruments and Risk Management,"
within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the
2000 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the 2000 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP, dated January 24, 2001, included in the 2000 Annual Report to
Shareholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

The executive officers of the company as of December 31, 2000, were as follows:

1.   George A. Sissel, 64, Chairman of the Board effective January 24, 2001; Chairman and Chief Executive
     Officer, January 1998 to January 24, 2001; Chairman, President and Chief Executive Officer, 1996-1998;
     President and Chief Executive Officer, 1995-1996; Acting President and Chief Executive Officer, 1994-1995;
     Senior Vice President, Corporate Affairs; Corporate Secretary and General Counsel, 1993-1995; Senior Vice
     President, Corporate Secretary and General Counsel, 1987-1993; Vice President, Corporate Secretary and
     General Counsel, 1981-1987.

2.   R. David Hoover, 55, President and Chief Executive Officer effective January 24, 2001; Vice Chairman,
     President and Chief Operating Officer, April 2000 to January 2001; Vice Chairman, President and Chief
     Financial Officer, January 2000 to April 2000; Vice Chairman and Chief Financial Officer, 1998-1999;
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
     President, Finance and Administration, Management Services Division, 1983-1985.

3.   Raymond J. Seabrook, 49, Senior Vice President and Chief Financial Officer since April 2000; Senior Vice
     President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice
     President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging
     Products Canada, Inc., 1988-1992.

4.   Leon Midgett, 58, Executive Vice President and Chief Operating Officer, Packaging, since April 2000; Chief
     Operating Officer, Packaging, and President of North American Beer/Beverage, January 2000 to April 2000;
     President of North American Beer/Beverage, November 1995 to January 2000.

5.   Donald C. Lewis, 58, Vice President and General Counsel, since September 1998; Vice President, Assistant
     Corporate Secretary and General Counsel, 1997-1998; General Counsel and Assistant Corporate Secretary,
     1995-1997; Associate General Counsel and Assistant Corporate Secretary, 1990-1995; Associate General
     Counsel, 1983-1990; Assistant General Counsel, 1980-1983; Senior Attorney, 1978-1980; General Attorney,
     1974-1978.

6.   Albert R. Schlesinger, 59, Vice President and Controller, since January 1987; Assistant Controller,
     1976-1986.

7.   Harold L. Sohn, 54, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs,
     Packaging Products, 1988-1993.

8.   David A. Westerlund, 50, Senior Vice President, Administration, since April 1998; Vice President,
     Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human
     Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container
     Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

9.   Scott Morrison, 38, Treasurer since September 2000; Managing Director/Senior Banker of Corporate Banking,
     Bank One, Indianapolis, Indiana, 1995 to August 2000.

10.  John Hayes, 35, Vice President, Corporate Planning and Development, since April 2000; Senior Director,
     Corporate Planning and Development, February 1999 to April 2000; Vice President, Mergers and
     Acquisitions/Corporate Finance, Lehman Brothers, Chicago, Illinois, April 1993 to February 1999.

Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors,"
on pages 3 through 5 and under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," on page 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2001, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 13 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2001, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan and the Ball
Corporation Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and increase their interest in the company's stock performance.
Nonemployee directors also participate in the 2000 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders,"
on pages 1 and 2 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption, "Ratification of the Appointment of Independent
Accountants," on page 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2001, is incorporated herein by reference.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1)  Financial Statements:

        The following documents included in the 2000 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

           Consolidated statements of earnings - Years ended December 31, 2000, 1999 and 1998

           Consolidated balance sheets - December 31, 2000 and 1999

           Consolidated statements of cash flows - Years ended December 31, 2000, 1999 and 1998

           Consolidated statements of shareholders' equity and comprehensive earnings - Years ended December 31,
           2000, 1999 and 1998

           Notes to consolidated financial statements

           Report of independent accountants

        (2)  Financial Statement Schedules:

        There were no financial statement schedules required under this item.

        (3)  Exhibits:

        See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)     Reports on Form 8-K:

        The registrant did not file or amend reports on Form 8-K during the fourth quarter of 2000.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions and the development of certain domestic and international markets. Some factors that could cause the company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; the weather;
power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power;
shortages in and pricing of raw materials; competition in pricing and the possible decrease in, or loss of sales resulting therefrom; loss of profitability and plant closures; regulatory action; federal and state legislation;
interest rates; labor strikes; boycotts; litigation involving antitrust; intellectual property, consumer and other issues; maintenance and capital expenditures; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of the satellite launches and the businesses and governments associated with the launches; international business and market risks such as the devaluation of international currencies; the ability to obtain adequate credit resources for foreseeable financing requirements of the company's businesses and to satisfy the resulting credit obligations and successful or unsuccessful acquisitions, joint ventures or divestitures. If the company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

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

                                                     BALL CORPORATION
                                                     (Registrant)

                                                     By: /s/R. David Hoover
                                                        --------------------
                                                        R. David Hoover, President and
                                                           Chief Executive Officer
                                                        March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

(1)   Principal Executive Officer:

                                                                 President and Chief Executive
         /s/R. David Hoover                                      Officer
      ----------------------------------------------------       March 30, 2001
         R. David Hoover

(2)   Principal Financial Accounting Officer:

                                                                 Senior Vice President and Chief
         /s/Raymond J. Seabrook                                  Financial Officer
      ----------------------------------------------------       March 30, 2001
         Raymond J. Seabrook

(3)   Controller:

         /s/Albert R. Schlesinger                                Vice President and Controller
      ----------------------------------------------------       March 30, 2001
         Albert R. Schlesinger

(4)   A Majority of the Board of Directors:

         /s/Frank A. Bracken                              *      Director
      ----------------------------------------------------       March 30, 2001
         Frank A. Bracken

         /s/Howard M. Dean                                *      Director
      ----------------------------------------------------       March 30, 2001
         Howard M. Dean

         /s/John T. Hackett                               *      Director
      ----------------------------------------------------       March 30, 2001
         John T. Hackett

         /s/R. David Hoover                               *      Director
      ----------------------------------------------------       March 30, 2001
         R. David Hoover

         /s/John F. Lehman                                *      Director
      ----------------------------------------------------       March 30, 2001
         John F. Lehman

         /s/Ruel C. Mercure, Jr.                          *      Director
      ----------------------------------------------------       March 30, 2001
         Ruel C. Mercure, Jr.

         /s/Jan Nicholson                                 *      Director
      ----------------------------------------------------       March 30, 2001
         Jan Nicholson

         /s/George A. Sissel                              *      Chairman and Director
      ----------------------------------------------------       March 30, 2001
         George A. Sissel

         /s/William P. Stiritz                            *      Director
      ----------------------------------------------------       March 30, 2001
         William P. Stiritz

         /s/Stuart A. Taylor II                           *      Director
      ----------------------------------------------------       March 30, 2001
         Stuart A. Taylor II

*By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                                     By: /s/George A. Sissel
                                                        ---------------------
                                                        George A. Sissel
                                                        As Attorney-in-Fact
                                                        March 30, 2001

                                         Ball Corporation and Subsidiaries
                                            Annual Report on Form 10-K
                                       For the year ended December 31, 2000

                                                 Index to Exhibits

      Exhibit
      Number     Description of Exhibit
   --------------------------------------------------------------------------------------------
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

      4.3        Dividend distribution payable to shareholders of record on August 4, 1996, of one preferred stock purchase right for each outstanding share of common stock under the Rights Agreement dated as of July 24, 1996, between the company and The First Chicago Trust company of New York (filed by incorporation by reference to the Form 8-A Registration Statement,
                 No. 1-7349, dated August 1, 1996, and filed August 2, 1996, and to the company's Form 8-K Report dated February 13, 1996, and filed February 14,
                 1996).

      Exhibit
      Number     Description of Exhibit
   --------------------------------------------------------------------------------------------
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

      10.7       Amended and Restated Form of Severance Benefit Agreement which exists between the company and its executive officers, effective as of August 1,
                 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March
                 22, 1996) filed May 15, 1996.

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

      Exhibit
      Number     Description of Exhibit
   --------------------------------------------------------------------------------------------
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

      10.22a     Ball Corporation Merger Related, Special Incentive Plan for Operating
                 Executives which provides for Stock Option grants in which the five named executive officers participate and which grants are referred to in the
                 Executive Compensation section in the Ball Corporation Proxy Statement dated
                 March 15, 1999. (The form of the option grants was filed March 29, 1999.)

      Exhibit
      Number     Description of Exhibit
   --------------------------------------------------------------------------------------------
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

      10.22c     Ball Corporation Merger Related, Special Incentive Plan for Operating
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

      Exhibit
      Number     Description of Exhibit
   --------------------------------------------------------------------------------------------
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

      10.30      Consulting Agreement between George A. Matsik and Ball Corporation dated
                 October 18, 1999 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1999) filed March 30, 2000.

      10.31      Ball Corporation 2000 Deferred Compensation Company Stock Plan. This plan is referred to in Item 11, the Executive Compensation section of this
                 Form 10-K. (Filed herewith.)

      10.32      Ball Corporation Deposit Share Program. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K. (Filed herewith.)

      11.1       Statement re:  Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements, "Earnings
                 Per Share," in the 2000 Annual Report to Shareholders). (Filed herewith.)

      12.1       Statement re:  Computation of Ratio of Earnings to Fixed Charges. (Filed
                 herewith.)

      13.1       Ball Corporation 2000 Annual Report to Shareholders. (The Annual Report to
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