Form 10-Q
period 2001-04-01
BALL CORP
filed 2001-05-16
CIK 9389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 1, 2001

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

                       Class                                                     Outstanding at April 29, 2001
         ---------------------------------                                       -----------------------------
          Common Stock, without par value                                                  27,563,820

                       Ball Corporation and Subsidiaries
                         QUARTERLY REPORT ON FORM 10-Q
                       For the period ended April 1, 2001

                                     INDEX

                                                                                              Page Number
                                                                                            ---------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statements of Earnings for the
                   Three-Month Periods Ended April 1, 2001, and April 2, 2000                      3

                Unaudited Condensed Consolidated Balance Sheets at April 1, 2001,
                   and December 31, 2000                                                           4

                Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Three-Month Periods Ended April 1, 2001, and April 2, 2000                      5

                Notes to Unaudited Condensed Consolidated Financial Statements                     6

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  12

Item 3.         Quantitative and Qualitative Disclosures About
                   Market Risk                                                                    15

PART II.        OTHER INFORMATION                                                                 17

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                             STATEMENTS OF EARNINGS
                                 ($ in millions)

                                                                                        Three Months Ended
                                                                             ----------------------------------------
                                                                                April 1, 2001         April 2, 2000
                                                                             ------------------     -----------------

 ---------------------------------------------------------------------------------------------------------------------
   Net sales                                                                   $     850.0           $     846.0
 ---------------------------------------------------------------------------------------------------------------------
   Costs and expenses
     Cost of sales (excluding depreciation and amortization)                         722.4                 709.3
     Depreciation and amortization (Notes 6 and 7)                                    38.3                  40.4
     Selling and administrative                                                       34.3                  33.5
     Receivable securitization fees and product development (Note 8)
                                                                                       3.0                   3.7
                                                                            -------------------   --------------------
                                                                                     798.0                 786.9
 ---------------------------------------------------------------------------------------------------------------------
   Earnings before interest and taxes                                                 52.0                  59.1
 ---------------------------------------------------------------------------------------------------------------------
   Interest expense                                                                   24.3                  23.4
                                                                            -------------------   --------------------
   Earnings before taxes                                                              27.7                  35.7
   Provision for taxes                                                                (9.7)                (13.8)
   Minority interests                                                                  -                    (0.2)
   Equity in earnings of affiliates                                                    0.5                  (1.7)
                                                                            -------------------   --------------------
   Net earnings                                                                       18.5                  20.0
   Preferred dividends, net of tax                                                    (0.6)                 (0.6)
 ---------------------------------------------------------------------------------------------------------------------
   Earnings attributable to common shareholders                                $      17.9           $      19.4
 ---------------------------------------------------------------------------------------------------------------------

   Earnings per common share (Note 10)                                         $      0.65           $      0.65
                                                                            ===================   ====================
   Diluted earnings per share (Note 10)                                        $      0.61           $      0.62
                                                                            ===================   ====================
   Cash dividends declared per common share                                    $      0.15           $      0.15
                                                                            ===================   ====================

 See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ in millions)

                                                                                   April 1,             December 31,
                                                                                     2001                   2000
                                                                              ------------------     -----------------
ASSETS
Current assets
   Cash and temporary investments                                              $        28.0          $        25.6
   Accounts receivable, net                                                            280.5                  230.2
   Inventories, net (Note 5)                                                           686.7                  627.5
   Deferred income tax benefits and prepaid expenses                                    84.1                   86.0
                                                                              ------------------     -----------------
     Total current assets                                                            1,079.3                  969.3

Property, plant and equipment, net (Note 6)                                            987.5                1,003.7
Goodwill and other assets (Note 7)                                                     662.5                  676.8
                                                                              ------------------     -----------------
     Total Assets                                                              $     2,729.3          $     2,649.8
                                                                              ==================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt(Note 8)               $       168.7          $       125.7
   Accounts payable                                                                    309.7                  332.1
   Accrued employee costs and other current liabilities                                145.4                  201.3
                                                                              -------------------    -----------------
     Total current liabilities                                                         623.8                  659.1

Long-term debt (Note 8)                                                              1,144.4                1,011.6
Employee benefit obligations, deferred income taxes and
   other noncurrent liabilities                                                        278.4                  281.8
                                                                              ------------------     -----------------
     Total liabilities                                                               2,046.6                1,952.5
                                                                              ------------------     -----------------
Contingencies (Note 11)
Minority interests                                                                      14.9                   14.9
                                                                              ------------------     -----------------
Shareholders' equity (Note 9):
   Series B ESOP Convertible Preferred Stock                                            52.3                   53.4
   Unearned compensation - ESOP                                                        (10.6)                 (10.6)
                                                                              ------------------     -----------------
     Preferred shareholder's equity                                                     41.7                   42.8
                                                                              ------------------     -----------------
   Common stock (37,079,459 shares issued - 2001;
     36,773,381 shares issued - 2000)                                                  453.8                  443.9
   Retained earnings                                                                   543.1                  529.3
   Accumulated other comprehensive loss                                                (34.3)                 (29.7)
   Treasury stock, at cost (9,552,956 shares - 2001;
     8,724,380 shares - 2000)                                                         (336.5)                (303.9)
                                                                              -------------------    -----------------
     Common shareholders' equity                                                       626.1                  639.6
                                                                              -------------------    -----------------
        Total shareholders' equity                                                     667.8                  682.4
                                                                              -------------------    -----------------
     Total Liabilities and Shareholders' Equity                                $     2,729.3          $     2,649.8
                                                                              ===================    =================

See accompanying notes to unaudited condensed consolidated financial statements.

                        Ball Corporation and Subsidiaries
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                                                         Three Months Ended
                                                                            ------------------------------------------
                                                                               April 1, 2001           April 2, 2000
                                                                            -------------------     ------------------
Cash flows from operating activities
   Net earnings                                                                 $   18.5                $   20.0
   Noncash charges to net earnings:
      Depreciation and amortization                                                 38.3                    40.4
      Deferred income taxes                                                          6.0                     0.7
      Other, net                                                                    (3.9)                   (2.7)
      Changes in working capital components                                       (199.5)                 (186.4)
                                                                            -------------------     ------------------
         Net cash used in operating activities                                    (140.6)                 (128.0)
                                                                            -------------------     ------------------
Cash flows from investing activities
   Additions to property, plant and equipment                                      (18.9)                  (23.5)
   Incentive loan receipts and other, net                                           13.4                    34.4
                                                                            -------------------     ------------------
         Net cash provided by (used in) investing activities                        (5.5)                   10.9
                                                                            -------------------     ------------------
Cash flows from financing activities
   Long-term borrowings                                                            145.0                   110.5
   Repayments of long-term borrowings                                              (13.0)                  (23.1)
   Change in short-term borrowings                                                  44.8                    43.3
   Common and preferred dividends                                                   (4.1)                   (4.5)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                         9.6                    15.2
   Acquisitions of treasury stock                                                  (32.6)                  (15.6)
   Other, net                                                                       (1.2)                   (2.0)
                                                                            -------------------     ------------------
         Net cash provided by financing activities                                 148.5                   123.8
                                                                            -------------------     ------------------
Net Change in Cash and Temporary Investments                                         2.4                     6.7
Cash and Temporary Investments - Beginning of Period                                25.6                    35.8
                                                                            -------------------     ------------------
Cash and Temporary Investments - End of Period                                  $   28.0                $   42.5
                                                                            ===================     ==================

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
April 1, 2001

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates. However, we believe that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segment. We suggest that these unaudited condensed consolidated financial statements and accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in our company's latest annual report.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.  New Accounting Standards

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities," and SFAS No. 138, an amendment of SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The effective portions of changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive earnings and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS Nos. 133 and
138 did not have a material effect on our earnings or financial position in the first quarter of 2001. Additional information about our use of derivative instruments is provided in Item 3, Quantitative and Qualitative
Disclosures About Market Risk.

The Emerging Issues Task Force reached a consensus in September 2000 on a portion of Issue No. 00-10,
"Accounting for Shipping and Handling Fees and Costs," which requires companies to report shipping and handling fees and costs as a component of cost of sales. We adopted this guidance in the fourth quarter of 2000, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of earnings. A reclassification of $28.4 million has been reflected in the first quarter of 2000 for comparative purposes.

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

Summary of Business by Segment                                                Three Months Ended
                                                                     --------------------------------------
($ in millions)                                                        April 1, 2001         April 2, 2000
                                                                     ----------------      -----------------
Net Sales
North American metal beverage                                          $    501.9             $    529.5
North American metal food                                                   133.9                  115.5
North American plastic containers                                            64.4                   61.0
International                                                                52.5                   52.5
                                                                     ----------------      -----------------
   Total packaging                                                          752.7                  758.5
Aerospace and technologies                                                   97.3                   87.5
                                                                     ----------------      -----------------
   Consolidated net sales                                              $    850.0             $    846.0
                                                                     ================      =================
Operating Earnings
Packaging                                                              $     51.9             $     59.2
Aerospace and technologies                                                    6.0                    5.4
                                                                     ----------------      -----------------
   Segment earnings before interest and taxes                                57.9                   64.6
Corporate undistributed expenses, net                                        (5.9)                  (5.5)
                                                                     ----------------      -----------------
Earnings before interest and taxes                                           52.0                   59.1
Interest expense                                                            (24.3)                 (23.4)
Provision for taxes on income                                                (9.7)                 (13.8)
Minority interests                                                            -                     (0.2)
Equity in earnings of affiliates                                              0.5                   (1.7)
                                                                     ----------------      -----------------
   Consolidated net earnings                                            $    18.5             $     20.0
                                                                     ================      =================

                                                                      April 1, 2001        December 31, 2000
                                                                     ----------------      -----------------
Net Investment
Packaging                                                               $ 1,423.5            $   1,410.9
Aerospace and technologies                                                  185.4                  181.8
                                                                     ----------------      -----------------
   Segment net investment                                                 1,608.9                1,592.7
Corporate net investment and eliminations                                  (941.1)                (910.3)
                                                                     ----------------      -----------------
   Consolidated net investment                                          $   667.8            $     682.4
                                                                     ================      =================

4.  Business Consolidation Costs, Acquisitions and Other

The company recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts) in the second quarter of 2000 for packaging business consolidation and investment exit activities expected to be completed during 2001. The $83.4 million charge included (1) $43.9 million for the write-down to estimated net realizable value of fixed assets held for sale and related spare parts inventory,
(2) $9 million for severance, supplemental unemployment and other related benefits, (3) $14.3 million for contractual pension and retirement obligations which have been included in the appropriate liability accounts,
(4) $5.4 million for the write-down of goodwill associated with the closed PRC plant, (5) $8.2 million for the write-down of equity investments and (6) $2.6 million for other assets and consolidation costs. Approximately
$21 million of the charge will require cash payments, offset by $26 million of tax benefits. The carrying value of the remaining fixed assets held for sale at April 1, 2001, was $2.1 million.

During the last quarter of 1998, the company announced the closure of two of its plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write-down to net realizable value of fixed assets, goodwill and other assets. The carrying value of the remaining fixed assets held for sale at April 1, 2001, was $3.5 million.
Subsequent changes to the estimated costs of the 2000 and 1998 business consolidations, if any, will be included in current-period earnings.

On August 10, 1998, Ball acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company. In connection with the acquisition, the company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. Included within the $51.3 million was $22.8 million in pension and other postretirement benefit liabilities. The former headquarters facility and two of the three plants have been sold. The third plant and certain equipment remain for sale. The carrying value of the fixed assets remaining for sale at
April 1, 2001, was approximately $10.4 million. Subsequent increases in actual costs, if any, will be included in current-period earnings, and decreases, if any, will result in a reduction of goodwill.

The following table summarizes the year-to-date activity related to the remaining costs associated with the acquisition and business consolidation activities:

($ in millions)                                              Employee        Other Exit
                                                            Severance           Costs             Total
                                                          -------------     ------------      -------------

Balance at December 31, 2000                                $  13.0           $   1.2           $   14.2
Payments made                                                  (2.5)             (0.4)              (2.9)
                                                          -------------     ------------      -------------
Balance at April 1, 2001                                    $  10.5           $   0.8           $   11.3
                                                          =============     ============      =============

5.  Inventories

   ($ in millions)                                                       April 1,           December 31,
                                                                           2001                 2000
                                                                     ----------------    ------------------
   Raw materials and supplies                                          $      208.5        $       214.9
   Work in process and finished goods                                         478.2                412.6
                                                                     ----------------    ------------------
                                                                       $      686.7        $       627.5
                                                                     ================    ==================

6.  Property, Plant and Equipment

   ($ in millions)                                                       April 1,           December 31,
                                                                           2001                 2000
                                                                     ----------------    ------------------
   Land                                                                $       51.8        $        52.1
   Buildings                                                                  442.0                438.9
   Machinery and equipment                                                  1,419.0              1,410.2
                                                                     ----------------    ------------------
                                                                            1,912.8              1,901.2
   Accumulated depreciation                                                  (925.3)              (897.5)
                                                                     ----------------    ------------------
                                                                       $      987.5        $     1,003.7
                                                                     ================    ==================

Depreciation expense amounted to $34.3 million and $36.1 million for the three-month periods ended April 1, 2001, and April 2, 2000, respectively.

7.  Goodwill and Other Assets

   ($ in millions)                                                       April 1,           December 31,
                                                                           2001                 2000
                                                                     ----------------    ------------------
   Goodwill (net of accumulated amortization of $57.4 at
      April 1, 2001, and $54.5 at December 31, 2000)                   $      420.4        $       436.8
   Investments in affiliates                                                   81.6                 81.2
   Prepaid pension                                                             70.1                 67.1
   Other                                                                       90.4                 91.7
                                                                     ----------------    ------------------
                                                                       $      662.5        $       676.8
                                                                     ================    ==================

Total amortization expense, including goodwill amortization, amounted to $4 million and $4.3 million for the three-month periods ended April 1, 2001, and April 2, 2000, respectively, of which $2.9 million and $3.2 million related to the amortization of goodwill.

8.  Debt and Receivables Sales Agreement

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At April 1, 2001, approximately $443 million was available under the revolving credit facility portion of the Senior Credit
Facility.

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

The company was not in default of any loan agreement at April 1, 2001, and has met all payment obligations.
Latapack-Ball Embalagens Ltda. (Latapack-Ball), the company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions under a fixed-term loan agreement, of which $37.3 million was outstanding at the quarter end. Latapack-Ball has requested a waiver from the lender in respect of the noncompliance.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at April 1, 2001, and April 2, 2000. Fees incurred in connection with the sale of accounts receivable totaled $1.8 million and $2 million for the first three months of 2001 and 2000, respectively.

9.  Shareholders' Equity

Accumulated other comprehensive loss of $34.3 million at April 1, 2001, and $29.7 million at December 31, 2000, includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments. Issued and outstanding shares of the Series B ESOP
Convertible Preferred Stock were 1,424,967 shares at April 1, 2001, and 1,453,864 shares at December 31, 2000.

The following table summarizes total comprehensive earnings for the first quarters of 2001 and 2000:

                                                                                   Three Months Ended
                                                                        ---------------------------------------
   ($ in millions)                                                        April 1, 2001         April 2, 2000
                                                                        ------------------    -----------------
  Comprehensive Earnings
    Net earnings                                                            $   18.5              $   20.0
    Foreign currency translation adjustment                                     (4.3)                 (1.3)
    Minimum pension liability (net of tax)                                      (0.3)                  -
                                                                        ------------------    -----------------
       Comprehensive earnings                                               $   13.9              $   18.7
                                                                        ==================    =================

The company adopted a deposit share program in March 2001 that encourages certain senior management employees to invest in Ball stock by matching purchased shares with restricted shares. Restrictions on the matching shares lapse at the end of four years from date of grant or earlier if established ownership guidelines are met, assuming the qualifying shares purchased are not sold or transferred prior to that time. There are a total of 254,500 shares available for grant under this program, and the participants have until March 2003 to fulfill the requirements for the matching restricted share grants. The adoption of the program had no significant impact on earnings or financial position in the first quarter.

10.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

  ($ in millions, except                                                          Three Months Ended
     per share amounts)                                                 ---------------------------------------
                                                                          April 1, 2001         April 2, 2000
                                                                        ------------------    -----------------
  Earnings per Common Share
    Net earnings                                                            $   18.5              $   20.0
    Preferred dividends, net of tax                                             (0.6)                 (0.6)
                                                                        ------------------    -----------------
    Earnings attributable to common shareholders                            $   17.9              $   19.4
                                                                        ==================    =================
    Weighted average common shares (000s)                                     27,329                29,707
                                                                        ==================    =================
    Earnings per common share                                               $   0.65              $   0.65
                                                                        ==================    =================
  Diluted Earnings per Share
    Net earnings                                                                18.5                  20.0
    Adjustment for deemed ESOP cash contribution in
       lieu of the ESOP Preferred dividend                                      (0.5)                 (0.5)
                                                                        ------------------    -----------------
    Earnings attributable to common shareholders                            $   18.0              $   19.5
                                                                        ==================    =================

    Weighted average common shares (000s)                                     27,329                29,707
    Effect of dilutive stock options                                             357                   251
    Common shares issuable upon conversion of
       the ESOP Preferred stock                                                1,672                 1,762
                                                                        ------------------    -----------------
    Weighted average shares applicable
       to diluted earnings per share                                          29,358                31,720
                                                                        ==================    =================
    Diluted earnings per share                                              $   0.61              $   0.62
                                                                        ==================    =================

11.  Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which we participate, our operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of our products and changing capital markets. Where practicable, we attempt to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

From time to time, the company is subject to routine litigation incident to its business. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. Our information at this time does not indicate that these matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and subsidiaries are referred to collectively as "Ball" or the "company" or "we" and "our" in the following discussion and analysis.

CONSOLIDATED SALES AND EARNINGS

Ball's operations are organized along its product lines and include two segments - the packaging segment and the aerospace and technologies segment.

Packaging Segment

The packaging segment includes metal and PET (polyethylene terephthalate) container products, primarily used in beverage and food packaging. Our packaging operations are located in and serve North America (the U.S. and Canada)
and Asia, primarily the People’s Republic of China (PRC). Packaging segment sales in the first quarter of 2001 were flat compared to 2000. Operating margins were 6.9 percent for the first quarter of 2001 compared to 7.8 percent for the same period in 2000. The lower margins were the result of higher energy costs, primarily in California, and operating losses in China.

North American metal beverage container sales, which represented approximately 67 percent of segment sales in the first three months of 2001, were 5 percent lower than in 2000. The decrease was due to lower soft drink container shipments, lower selling prices driven by a highly competitive environment and the expected effects of plant closings during 2000. Manufacturing cost controls are yielding favorable results. However, operating margins were lower due to decreased sales, higher energy costs and certain plants operating at less than full capacity to help reduce higher than anticipated inventory levels related to the lower shipments.

North American metal food container sales, which comprised approximately 18 percent of segment sales in the first three months of 2001, increased approximately 16 percent over the same period in 2000. This increase was the result of volume gains with several customers, including ConAgra Grocery Products Company, and strong pre-season vegetable sales. This overall sales gain was achieved in spite of industry-wide shipments being lower by an estimated 3 percent.

Plastic container sales, approximately 9 percent of segment sales in the first three months of 2001, continue to increase and were approximately 6 percent higher than in 2000. The sales mix continues to be weighted toward carbonated soft drink and water containers, with increasing demand for the larger sizes.

Sales levels were comparable in the PRC with lower operating earnings compared to 2000. The PRC can industry continues to suffer from overcapacity and lower pricing. In response to this situation, we have begun an extensive review of options available to us in connection with our investment. We expect our review to be completed late in the second quarter. The review will, in all likelihood, lead to the closure, consolidation or sale of certain facilities. At this time, we have not determined the final structural changes, the facilities to be affected or the amount of any potential charge.

Aerospace and Technologies Segment

Sales and earnings in the aerospace and technologies segment were both 11 percent higher for the first three months of 2001 compared to the same period in 2000. The earnings improvement was primarily the result of the strong sales, which were driven by growth in our U.S. government business. During the first quarter of 2001, we were selected by the U.S. Air Force as one of two companies to potentially win contracts with revenues of up to $260 million. We believe these contracts, as well other opportunities in our government and commercial space business lines, should counteract any negative effects the current slowdown in the commercial telecommunications industry may have on our commercial wireless business. Backlog at the end of the first quarter of 2001 was approximately $360 million compared to a backlog of $351 million at the end of 2000. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within Item 1.

Interest and Taxes

Consolidated interest expense for the first three months of 2001 was $24.3 million compared to $23.4 million in 2000.
The increase was attributable to higher short-term interest rates in 2001 and lower capitalized interest due to the completion of the Tampa plant expansion project.

Ball’s lower consolidated effective income tax rate for the first quarter of 2001, as compared to the first quarter of 2000, was primarily due to the favorable effects of the implementation of business strategies which have reduced the overall state and foreign tax rates. The implementation of these strategies was begun in 2000 and is reflected in the more comparable tax rates for the last three quarters of 2000. We expect our effective tax rate to be approximately 35 percent for the year.

Results of Equity Affiliates

Equity in the net results of affiliates is largely attributable to that from investments in the PRC, Thailand and
Brazil. Results were earnings of $0.5 million in the first three months of 2001, compared to a loss of $1.7 million for the same period in 2000. The improvement was primarily due to strong sales in Brazil and the absence of significant negative foreign currency effects experienced in 2000. Results in the PRC reflect the continued
effects of excess capacity in the industry.

Other Items

The company recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts) in the second quarter of 2000 for packaging business consolidation and investment exit activities. The charge included costs associated with the permanent closure of two beverage can facilities, the elimination or consolidation of certain production lines and the write-down to net realizable value of certain international equity investments.

In connection with a beverage can manufacturing acquisition in 1998, we provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. To date the headquarters facility, equipment and two plants have been sold.

Also during 1998, we announced the closure of two of our plants located in the PRC and removed from service manufacturing equipment at a third plant. The actions resulted in a $56.2 million, largely noncash, charge in 1998, primarily for the write-down to net realizable value of fixed assets, goodwill and other assets.

Additional details about our business consolidation and acquisition-related activities, including details about the reserves associated with them, are provided in Note 4 accompanying the consolidated financial statements included within Item 1.

Details of recently promulgated accounting and reporting standards, which may affect the company, are provided in
Note 2 accompanying the consolidated financial statements included within Item 1.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was a usage of $140.6 million for the first three months of 2001 compared to a usage of
$128 million in 2000. The use of operating cash flow in both periods reflected the normal seasonality of the business, although it was higher in 2001 due to some early raw material commitments and some shorter supplier terms. Capital spending of $18.9 million in the first three months of 2001 was well below depreciation and amortization of
$38.3 million. We expect capital spending to be less than $100 million for the year.

Total debt increased to $1,313.1 million at April 1, 2001, compared to $1,137.3 million at December 31, 2000, partially the result of the working capital issues discussed above and the repurchase of our common shares. In connection with a forward share purchase agreement we entered into in 2000, we acquired 510,500 shares at an average price of approximately $35.16 per share. The debt-to-total capitalization ratio was 65.8 percent at April 1, 2001, compared to 62 percent at December 31, 2000.

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At April 1, 2001, approximately $443 million was available under the revolving credit facility portion of the Senior Credit Facility.

Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $102 million at the end of the first quarter, of which $66.4 million was outstanding.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at April 1, 2001, and April 2, 2000.

The company was not in default of any loan agreement at April 1, 2001, and has met all payment obligations. However, its 50-percent-owned equity affiliate in Brazil is in noncompliance with certain financial provisions. Latapack-Ball has requested a waiver from the lender in respect of the noncompliance.

Additional details about the company’s debt and receivables sales agreement are available in Note 8 accompanying the consolidated financial statements included within Item 1.

CONTINGENCIES

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which we participate, our operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of our products and changing capital markets.
Where practicable, we attempt to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

From time to time, the company is subject to routine litigation incident to its business. Additionally, the U.S.
Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. Our information at this time does not indicate that these matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and the company’s common share repurchase program.

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only any upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding contracts at the end of the first quarter expire at various times up to two years. Included in shareholders' equity at
April 1, 2001, within other accumulated comprehensive loss, is approximately $0.8 million of loss associated with these contracts, the majority of which is expected to be recognized in the consolidated statement of earnings during the remainder of 2001.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We manage this primarily through the use of cash flow hedges and, at times, derivatives that limit the cash flow impact but not necessarily the earnings impact in cases where they do not qualify for favorable accounting treatment. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at April 1, 2001, included pay-floating and pay-fixed interest rate swaps, interest rate caps and swaption contracts. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to five years. Although these instruments involve varying degrees of credit and interest risk, the counter parties to the agreements involve financial institutions, which are expected to perform fully under the terms of the agreements.
Accumulated comprehensive loss at April 1, 2001, includes approximately $0.8 million of income associated with these contracts, of which an insignificant amount is expected to be recognized in the consolidated statement of earnings in 2001.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency risk exposures result from the strengthening of the U.S. dollar against the Hong Kong dollar, Canadian dollar,
Chinese renminbi, Thai baht and Brazilian real. We face currency exposures of our global operations and maintaining
U.S. dollar debt and payables in foreign countries. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the first quarter expire in less than one year.

In connection with the company’s ongoing share repurchase program, from time to time we sell put options which give the purchaser of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. The put option contracts allow us to determine the method of settlement, either in cash or shares. As such, the contracts are considered equity instruments and changes in the fair value are not recognized in our financial statements. Our objective in selling put options is to lower the average purchase price of acquired shares in connection with the share repurchase program. In the latter part of 2000 we entered into a forward share repurchase agreement to purchase shares of the company’s common stock.
Under the agreement, we purchased 580,300 shares during 2000 at an average price of $34.50 per share and, in
January 2001, purchased the remaining 510,500 shares at an average price of $35.16 per share.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities," and SFAS No. 138, an amendment of SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The effective portions of changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive earnings and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS Nos. 133 and
138 did not have a material effect on our earnings or financial position in the first quarter of 2001.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of April 1, 2001, did not differ materially from the amounts reported as of December 31, 2000. Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report. These forward-looking statements represent the company’s goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions and the development of certain domestic and international markets.
Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand;
insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials; competition in pricing and the possible decrease in, or loss of sales resulting therefrom; loss of profitability and plant closures; insufficient cash flow; the inability to continue the purchase of the company’s common shares; regulatory action; federal and state legislation;
interest rates; labor strikes; boycotts; litigation involving antitrust; intellectual property, consumer and other issues; maintenance and capital expenditures; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder;
the success or lack of success of the satellite launches and the businesses and governments associated with the launches; international business and market risks such as the devaluation of international currencies; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations and successful or unsuccessful acquisitions, joint ventures or divestitures.
If the company’s assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 3, 2000, Pechiney Plastic Packaging, Inc., and Pechiney Emballage Flexible Europe (Pechiney) filed a lawsuit against Kortec, Inc.; Crown Cork & Seal Company, Inc.; Crown Cork & Seal Technologies Corporation and
Ball Plastic Container Corp. in the U.S. District Court for the District of Massachusetts. Pechiney alleged that the defendants had infringed two of its patents with respect to methods and apparatus for injection molding and injection blow molding multi-layer plastic containers. Pechiney sought an injunction and damages. Kortec is a supplier to Ball Plastic Container Corp. of equipment for use in manufacturing multi-layered plastic bottles.
Kortec agreed to defend Ball Plastic Container Corp. against the claims for infringement of patents arising out of the purchase and use of such equipment purchased from Kortec and assumed the defense of the action. The parties recently negotiated a settlement of this matter effective November 2, 2000. Pursuant to the terms of the settlement agreement, Ball agreed to become a licensee of Pechiney in exchange for certain royalty payments. This matter has been concluded without any adverse material effect upon the liquidity, results of operations or financial condition of the company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended April 1, 2001.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended April 1, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended April 1, 2001.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended April 1, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            10.1           Deposit Share Program, as amended
            10.2           Directors Deposit Share Program
            20.1           Subsidiary Guarantees of Debt
            99.1           Safe Harbor Statement Under the Private Securities
                           Litigation Reform Act of 1995, as amended

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ending April 1, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:         /s/  Raymond J. Seabrook
           --------------------------
            Raymond J. Seabrook
            Senior Vice President and
               Chief Financial Officer

Date:       May 16, 2001

                        Ball Corporation and Subsidiaries
                          QUARTERLY REPORT ON FORM 10-Q
                                  April 1, 2001

                                  EXHIBIT INDEX

                                   Description                                        Exhibit
                                 ---------------                                   -------------

Deposit Share Program, as amended (Filed herewith.)                                   EX-10.1

Directors Deposit Share Program (Filed herewith.)                                     EX-10.2

Subsidiary Guarantees of Debt (Filed herewith.)                                       EX-20.1

Safe Harbor Statement Under the Private Securities Litigation
   Reform Act of 1995, as amended (Filed herewith.)                                   EX-99.1