Form 10-Q
period 2001-07-01
BALL CORP
filed 2001-08-15
CIK 9389

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549

                                                     FORM 10-Q

                              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended July 1, 2001

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

                     Class                                       Outstanding at August 5, 2001
                  -------------                                  -----------------------------
                  Common Stock,
                      without par value                                27,663,795 shares

                                         Ball Corporation and Subsidiaries
                                           QUARTERLY REPORT ON FORM 10-Q
                                         For the period ended July 1, 2001

                                                       INDEX

                                                                                              Page Number
                                                                                            ----------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statements of Earnings for the Three-
                   and Six-Month Periods Ended July 1, 2001, and July 2, 2000                      3

                Unaudited Condensed Consolidated Balance Sheets at July 1, 2001, and
                   December 31, 2000                                                               4

                Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Six-Month Periods Ended July 1, 2001, and July 2, 2000                          5

                Notes to Unaudited Condensed Consolidated Financial Statements                     6

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  12

Item 3.         Quantitative and Qualitative Disclosures About
                   Market Risk                                                                    15

PART II.        OTHER INFORMATION                                                                 17

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                         Ball Corporation and Subsidiaries
                                         UNAUDITED CONDENSED CONSOLIDATED
                                              STATEMENTS OF EARNINGS
                                                  ($ in millions)

                                                       Three Months Ended               Six Months Ended
                                                 -------------------------------- ------------------------------
                                                  July 1, 2001     July 2, 2000    July 1, 2001    July 2, 2000
                                                 --------------   --------------- --------------- --------------

 ---------------------------------------------------------------------------------------------------------------
 Net sales                                          $   992.6      $   995.0         $  1,842.6     $  1,841.0
 ---------------------------------------------------------------------------------------------------------------

 Costs and expenses
   Cost of sales (excluding depreciation and
     amortization)                                      851.3          835.4            1,573.7        1,544.7
   Depreciation and amortization (Notes 6
     and 7)                                              38.8           38.9               77.1           79.3
   Business consolidation costs (Note 4)                253.7           83.4              253.7           83.4
   Selling and administrative expenses                   26.6           32.5               60.9           66.0
   Receivable securitization fees and product
     development (Note 8)                                 4.0            3.7                7.0            7.4
                                                 --------------   --------------- --------------- --------------
                                                      1,174.4          993.9            1,972.4        1,780.8
 ---------------------------------------------------------------------------------------------------------------
 Earnings (loss) before interest and taxes             (181.8)           1.1             (129.8)          60.2
 ---------------------------------------------------------------------------------------------------------------

 Interest expense                                        22.6           23.8               46.9           47.2
                                                 --------------   --------------- --------------- --------------

 Earnings (loss) before taxes                          (204.4)         (22.7)            (176.7)          13.0
 Provision for taxes                                     40.6            6.4               30.9           (7.4)
 Minority interests                                       1.2            2.6                1.2            2.4
 Equity in earnings of affiliates                         0.5           (1.7)               1.0           (3.4)
                                                 --------------   --------------- --------------- --------------

 Net earnings (loss)                                   (162.1)         (15.4)            (143.6)           4.6
 Preferred dividends, net of tax                         (0.6)          (0.7)              (1.2)          (1.3)

 ---------------------------------------------------------------------------------------------------------------
 Earnings (loss) attributable to
   common shareholders                              $  (162.7)     $   (16.1)        $   (144.8)    $      3.3
 ---------------------------------------------------------------------------------------------------------------

 Basic earnings (loss) per share (Note 10)          $   (5.92)     $   (0.55)        $    (5.28)    $     0.11
                                                 ==============   =============== =============== ==============

 Diluted earnings (loss) per share (Note 10)        $   (5.92)     $   (0.55)        $    (5.28)    $     0.11
                                                 ==============   =============== =============== ==============

 Cash dividends declared per common share           $    0.15      $    0.15         $     0.30     $     0.30
                                                 ==============   =============== =============== ==============

                 See accompanying notes to unaudited condensed consolidated financial statements.

                                         Ball Corporation and Subsidiaries
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  ($ in millions)

                                                                                 July 1, 2001        December 31, 2000
                                                                              -------------------   -------------------
ASSETS
Current assets
   Cash and temporary investments                                              $        24.9          $        25.6
   Accounts receivable, net (Notes 4 and 8)                                            329.3                  230.2
   Inventories, net (Note 5)                                                           566.6                  627.5
   Deferred income tax benefits and prepaid expenses                                   103.6                   86.0
                                                                              -------------------   -------------------
     Total current assets                                                            1,024.4                  969.3

Property, plant and equipment, net (Notes 4 and 6)                                     892.8                1,003.7
Goodwill and other assets (Notes 4 and 7)                                              561.5                  676.8
                                                                              -------------------   -------------------
     Total Assets                                                              $     2,478.7          $     2,649.8
                                                                              ===================   ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt (Note 8)              $       156.7          $       125.7
   Accounts payable                                                                    308.3                  332.1
   Accrued employee costs and other current liabilities (Note 4)                       196.6                  201.3
                                                                              -------------------   -------------------
     Total current liabilities                                                         661.6                  659.1

Long-term debt (Note 8)                                                              1,037.6                1,011.6
Employee benefit obligations, deferred income taxes and
   other noncurrent liabilities                                                        251.0                  281.8
                                                                              -------------------   -------------------
     Total liabilities                                                               1,950.2                1,952.5
                                                                              -------------------   -------------------
Contingencies (Note 11)
Minority interests (Note 4)                                                             10.8                   14.9
                                                                              -------------------   -------------------
Shareholders' equity (Note 9):
   Series B ESOP Convertible Preferred Stock                                            51.0                   53.4
   Unearned compensation - ESOP                                                         (5.4)                 (10.6)
                                                                              -------------------   -------------------
     Preferred shareholder's equity                                                     45.6                   42.8
                                                                              -------------------   -------------------
   Common stock (37,368,322 shares issued - 2001;
     36,773,381 shares issued - 2000)                                                  460.8                  443.9
   Retained earnings                                                                   376.3                  529.3
   Accumulated other comprehensive loss                                                (28.4)                 (29.7)
   Treasury stock, at cost (9,553,636 shares - 2001;
     8,724,380 shares - 2000)                                                         (336.6)                (303.9)
                                                                              -------------------   -------------------
     Common shareholders' equity                                                       472.1                  639.6
                                                                              -------------------   -------------------
       Total shareholders' equity                                                      517.7                  682.4
                                                                              -------------------   -------------------
     Total Liabilities and Shareholders' Equity                                $     2,478.7          $     2,649.8
                                                                              ===================   ===================

                 See accompanying notes to unaudited condensed consolidated financial statements.

                                         Ball Corporation and Subsidiaries
                                         UNAUDITED CONDENSED CONSOLIDATED
                                             STATEMENTS OF CASH FLOWS
                                                  ($ in millions)

                                                                                        Six Months Ended
                                                                              ----------------------------------------
                                                                                 July 1, 2001          July 2, 2000
                                                                              -------------------    -----------------
Cash flows from operating activities
   Net earnings                                                                $      (143.6)         $         4.6
   Noncash charges to net earnings:
     Depreciation and amortization                                                      77.1                   79.3
     Business consolidation costs, net of related earnings in equity
       affiliates and minority interests                                               251.2                   81.3
     Deferred income taxes                                                               8.2                  (13.2)
     Other, net                                                                        (17.0)                  (2.1)
     Changes in working capital components                                            (189.4)                (190.1)
                                                                              -------------------    -----------------
       Net cash used in operating activities                                           (13.5)                 (40.2)
                                                                              -------------------    -----------------
Cash flows from investing activities
   Additions to property, plant and equipment                                          (37.2)                 (46.2)
   Incentive loan receipts and other, net                                               17.6                   38.4
                                                                              -------------------    -----------------
       Net cash used in investing activities                                           (19.6)                  (7.8)
                                                                              -------------------    -----------------
Cash flows from financing activities
   Long-term borrowings                                                                 55.0                   60.0
   Repayments of long-term borrowings                                                  (26.0)                 (32.4)
   Change in short-term borrowings                                                      31.9                   49.1
   Common and preferred dividends                                                      (10.2)                 (10.9)
   Net proceeds from issuance of common stock under
       various employee and shareholder plans                                           16.6                   21.3
   Acquisitions of treasury stock                                                      (32.6)                 (37.6)
   Other, net                                                                           (2.3)                  (2.5)
                                                                              -------------------    -----------------
       Net cash provided by financing activities                                        32.4                    47.0
                                                                              -------------------    -----------------

Net Change in Cash and Temporary Investments                                            (0.7)                  (1.0)
Cash and Temporary Investments - Beginning of Period                                    25.6                   35.8
                                                                              -------------------    -----------------
Cash and Temporary Investments - End of Period                                 $        24.9          $        34.8
                                                                              ===================    =================

                 See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
July 1, 2001

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

2.  New Accounting Standards

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS)
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141
eliminates the pooling-of-interest method of accounting for business combinations and requires that the purchase method be used. Its provisions will be effective for Ball for all future business combinations. SFAS No. 142 establishes accounting guidelines for intangible assets acquired outside of a business combination. It also addresses how goodwill and other intangible assets are to be accounted for after having been initially recognized in the financial statements. In general, goodwill and certain intangible assets will no longer be amortized but will be tested periodically for impairment, and resulting write-downs, if any, will be recognized in the statement of earnings. This statement is effective for Ball beginning January 1, 2002.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities," and SFAS No. 138, an amendment of SFAS No. 133. The adoption of these statements did not have a material effect on our earnings or financial position in the first six months of
2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The effective portions of changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive earnings and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.
Additional information about our use of derivative instruments is provided in Item 3, Quantitative and
Qualitative Disclosures About Market Risk.

The Emerging Issues Task Force reached a consensus in September 2000 regarding Issue No. 00-10, "Accounting for
Shipping and Handling Fees and Costs," which requires companies to report shipping and handling fees and costs as a component of cost of sales. We adopted this consensus in the fourth quarter of 2000, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of earnings for all reported periods. Reclassifications of $33.8 million and $62.2 million have been reflected in the second quarter and first six months of 2000, respectively, for comparative purposes.

3.  Business Segment Information

Ball's operations are organized along its product lines in two segments - the packaging segment and the aerospace and technologies segment. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements.

The packaging segment includes the lines of businesses that manufacture metal and PET (polyethylene terephthalate) containers, primarily for use in beverage and food packaging in North America. We also have beverage can manufacturing operations in the People's Republic of China (PRC), which are undergoing significant consolidation and reorganization as explained below in Note 4. In addition, Ball has joint venture investments in packaging companies located in the PRC, Brazil and Thailand, which are accounted for using the equity method.

The aerospace and technologies segment includes civil space systems, defense systems, commercial space operations, commercial products and technologies, systems engineering services, advanced antenna and video systems and products and technology.

Summary of Business by Segment                          Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                    July 1, 2001     July 2, 2000     July 1, 2001      July 2, 2000
                                                  -------------    --------------    -------------     -------------

Net Sales
North American metal beverage                       $   606.8        $   646.5         $ 1,108.7         $ 1,176.0
North American metal food                               156.1            133.9             290.0             249.4
North American plastic containers                        82.4             70.5             146.8             131.5
International                                            41.7             55.9              94.2             108.4
                                                  -------------    --------------    -------------     -------------
   Total packaging                                      887.0            906.8           1,639.7           1,665.3
Aerospace and technologies                              105.6             88.2             202.9             175.2
                                                  -------------    --------------    -------------     -------------
   Consolidated net sales                           $   992.6        $   995.0         $ 1,842.6         $ 1,841.0
                                                  =============    ==============    =============     =============

Consolidated Net Earnings
Packaging                                           $    67.6        $    84.7         $   119.5         $   143.9
Business consolidation costs (Note 4)                  (237.7)           (83.4)           (237.7)            (83.4)
                                                  -------------    --------------    -------------     -------------
                                                       (170.1)             1.3            (118.2)             60.5
                                                  -------------    --------------    -------------     -------------

Aerospace and technologies                                7.5              4.6              13.5              10.0
Business consolidation costs (Note 4)                   (16.0)             -               (16.0)              -
                                                  -------------    --------------    -------------     -------------
   Total aerospace and technologies                      (8.5)             4.6              (2.5)             10.0
                                                  -------------    --------------    -------------     -------------
   Segment earnings before interest
     and taxes                                         (178.6)             5.9            (120.7)             70.5
Corporate undistributed expenses, net                    (3.2)            (4.8)             (9.1)            (10.3)
                                                  -------------    --------------    -------------     -------------
Earnings before interest and taxes                     (181.8)             1.1            (129.8)             60.2
Interest expense                                        (22.6)           (23.8)            (46.9)            (47.2)
Provision for taxes                                      40.6              6.4              30.9              (7.4)
Minority interests                                        1.2              2.6               1.2               2.4
Equity in earnings of affiliates                          0.5             (1.7)              1.0              (3.4)
                                                  -------------    --------------    -------------     -------------
   Consolidated net earnings (loss)                 $  (162.1)       $   (15.4)        $  (143.6)        $     4.6
                                                  =============    ==============    =============     =============

                                                                       July 1, 2001        December 31, 2000
                                                                     ----------------      -----------------
Net Investment
Packaging                                                              $  1,461.7            $   1,410.9
Aerospace and technologies                                                  179.8                  181.8
                                                                     ----------------      -----------------
   Segment net investment                                                 1,641.5                1,592.7
Corporate net investment and eliminations                                (1,123.8)                (910.3)
                                                                     ----------------      -----------------
   Consolidated net investment                                         $    517.7            $     682.4
                                                                     ================      =================

4.  Business Consolidation Costs, Acquisitions and Other

In June 2001 the company announced the reorganization of its business in the PRC. As a part of that plan, we will exit our general line metal can manufacturing business and will reduce our aluminum beverage can manufacturing capacity there by closing two plants. One beverage can plant and one general line plant were closed at the end of June and the remaining actions are expected to be completed by early 2002. We recorded a $237.7 million pretax charge ($185 million after tax and minority interest impact) in connection with these actions. Positive cash flow of approximately $28 million, including tax benefits, is expected upon the completion of the plan. We estimate an initial full-year annual improvement in after-tax earnings of approximately $10 million subsequent to the completion of the plan. Revenues from the general line metal can manufacturing business were approximately $45 million for the year 2000. Also in the second quarter, we ceased operations in two commercial aerospace and technologies segment developmental product lines and recorded a pretax charge of $16 million ($9.7 million after tax).

The charges are comprised of:

   ($ in millions)                                                               Aerospace and
                                                               PRC Actions       Technologies        Total
                                                              -------------     ---------------    ------------
   Write-down to net realizable value of fixed assets
     and related spare parts                                    $    90.3            $    2.0        $    92.3
   Write-down of goodwill to estimated recoverable amounts           64.4                 -               64.4
   Acquisition of minority partner interests and
     write off of unrecoverable equity investment                    28.8                 -               28.8
   Accounts receivable deemed uncollectible as a
     direct result of the exit plan                                  17.0                 2.9             17.9
   Severance and other benefit costs                                 13.0                 0.4             13.4
   Inventories deemed unsalable as a direct result of
     the exit plan                                                    7.0                 7.1             14.1
   Decommissioning and other exit costs                              17.2                 3.6             20.8
                                                              -------------     ---------------    ------------
                                                                $   237.7            $   16.0        $   253.7
                                                              =============     ===============    ============

The severance and other benefit costs are associated with the termination of 1,474 employees, primarily manufacturing and administrative personnel. Payments of $1.4 million related to severance and $1.1 million related to other exit costs were made in the second quarter. The carrying value of fixed assets remaining for sale in connection with these plans is insignificant.

In the second quarter of 2000, the company recorded an $83.4 million pretax charge ($55 million after tax, minority interests and equity earnings impacts) for packaging business consolidation and investment exit activities in North America and the PRC. The consolidation plan is complete and one plant and a portion of the equipment remain for sale. The $83.4 million charge included (1) $43.9 million for the write-down to estimated net realizable value of fixed assets held for sale and related spare parts inventory, (2) $9 million for severance, supplemental unemployment and other related benefits, (3) $14.3 million for contractual pension and retirement obligations which have been included in the appropriate liability accounts, (4) $5.4 million for the write-down of goodwill associated with the closed PRC plant, (5) $8.2 million for the write-down of equity investments and (6) $2.6 million for other assets and consolidation costs.

During 1998, we acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company and initiated certain business consolidation activities, primarily related to the closure of two of our PRC plants. In connection with the acquisition, the company provided $51.3 million in the opening balance sheet for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. One plant and certain equipment in North
America remain for sale. The business consolidation activities in the PRC resulted in a $56.2 million, largely noncash, charge primarily for the write-down of fixed assets to net realizable value, goodwill and other assets.

The carrying value of fixed assets remaining for sale in connection with 2000 and 1998 actions was approximately
$12.2 million at July 1, 2001. At December 31, 2000, the remaining employee severance and other exit costs associated with the business consolidation activities and acquisition were $11.3 million. In 2001, $2.9 million of payments have been made, and $4.1 million of estimated liabilities associated with the acquisition no longer required were reclassified as a reduction of goodwill. The remaining accrued employee severance and other exit costs at July 1, 2001, were $4.3 million.

Subsequent changes to the estimated costs of the 2001, 2000 and 1998 business consolidation activities, as well as any increases in actual costs associated with the 1998 acquisition, if any, will be included in current-period earnings. Subsequent decreases in actual costs related to the 1998 acquisition, if any, will result in a reduction of goodwill.

5.  Inventories

   ($ in millions)                                                     July 1, 2001      December 31, 2000
                                                                     ----------------    ------------------

   Raw materials and supplies                                          $      179.4        $       214.9
   Work in process and finished goods                                         387.2                412.6
                                                                     ----------------    ------------------
                                                                       $      566.6        $       627.5
                                                                     ================    ==================

6.  Property, Plant and Equipment

   ($ in millions)                                                     July 1, 2001      December 31, 2000
                                                                     ----------------    ------------------

   Land                                                                $       48.8        $        52.1
   Buildings                                                                  438.5                438.9
   Machinery and equipment                                                  1,363.3              1,410.2
                                                                     ----------------    ------------------
                                                                            1,850.6              1,901.2
   Accumulated depreciation                                                  (957.8)              (897.5)
                                                                     ----------------    ------------------
                                                                       $      892.8        $     1,003.7
                                                                     ================    ==================

Depreciation expense amounted to $69 million and $70.8 million for the six-month periods ended July 1, 2001, and
July 2, 2000, respectively.

7.  Goodwill and Other Assets

   ($ in millions)                                                     July 1, 2001       December 31, 2000
                                                                     ----------------    ------------------

   Goodwill (net of accumulated amortization of
     $60.3 at July 1, 2001, and $54.5 at December 31, 2000)            $      347.6        $       436.8
   Investments in affiliates                                                   64.5                 81.2
   Prepaid pension                                                             71.0                 67.1
   Other                                                                       78.4                 91.7
                                                                     ----------------    ------------------
                                                                       $      561.5        $       676.8
                                                                     ================    ==================

Total amortization expense, including goodwill amortization, amounted to $8.1 million and $8.5 million for the six-month periods ended July 1, 2001, and July 2, 2000, respectively, of which $5.8 million and $6.3 million related to the amortization of goodwill.

8.  Debt and Receivables Sales Agreement

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At July 1, 2001, approximately $518 million was available under the revolving credit facility portion of the Senior Credit
Facility.

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

The company was not in default of any loan agreement at July 1, 2001, and has met all payment obligations.
Latapack-Ball Embalagens Ltda. (Latapack-Ball), the company's 50 percent-owned equity affiliate in Brazil, was in noncompliance with certain financial provisions under a fixed-term loan agreement, of which $33.8 million was outstanding at the quarter end. Latapack-Ball has requested a waiver from the lender in respect of the noncompliance.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at July 1, 2001, and July 2, 2000. Fees incurred in connection with the sale of accounts receivable totaled $1.5 million and $3.3 million for the second quarter and first six months of 2001, respectively, and $2.1 million and $4.1 million for the same periods in 2000, respectively.

9.  Shareholders' Equity

Accumulated other comprehensive loss of $28.4 million at July 1, 2001, and $29.7 million at December 31, 2000, includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments. Issued and outstanding shares of the Series B ESOP
Convertible Preferred Stock were 1,389,329 shares at July 1, 2001, and 1,453,864 shares at December 31, 2000.

The following table summarizes total comprehensive earnings for the second quarters and six-month periods of 2001 and 2000:

                                                        Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                    July 1, 2001     July 2, 2000     July 1, 2001      July 2, 2000
                                                  -------------    --------------    -------------     -------------
Comprehensive Earnings
   Net earnings (loss)                              $  (162.1)       $   (15.4)        $  (143.6)        $     4.6
   Foreign currency translation adjustment                6.8             (1.7)              2.5              (3.0)
   Effect of derivative instruments                      (1.0)             -                (1.0)              -
   Minimum pension liability (net of tax)                 0.1              -                (0.2)              -
                                                  -------------    --------------    -------------     -------------
     Comprehensive earnings (loss)                  $  (156.2)       $   (17.1)        $  (142.3)        $     1.6
                                                  =============    ==============    =============     =============

The company adopted a deposit share program in March 2001 that by matching purchased shares with restricted shares encourages certain senior management employees to invest in Ball stock. Participants have until March 2003 to fulfill the requirements for the matching restricted share grants. Restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. There are a total of 254,500 shares available for grant under this program, of which 90,073 have been granted as of July 1, 2001. The adoption of the program had no significant impact on earnings or financial position during the first six months.

10.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

                                                        Three Months Ended              Six Months Ended
                                                   ------------------------------  ---------------------------
  ($ in millions, except per share amounts)         July 1, 2001    July 2, 2000   July 1, 2001  July 2, 2000
                                                   --------------- --------------  ------------- -------------
  Basic Earnings per Share
  Net earnings (loss)                                $  (162.1)      $ (15.4)       $ (143.6)    $     4.6
  Preferred dividends, net of tax                         (0.6)         (0.7)           (1.2)         (1.3)
                                                   --------------- --------------  ------------- -------------
  Earnings (loss) attributable to common
    shareholders                                     $  (162.7)      $ (16.1)      $  (144.8)    $     3.3
                                                   =============== ==============  ============= =============

  Weighted average common shares (000s)                 27,496        29,444          27,413        29,577
                                                   =============== ==============  ============= =============

  Basic earnings (loss) per share                    $   (5.92)      $ (0.55)      $   (5.28)    $    0.11
                                                   =============== ==============  ============= =============
  Diluted Earnings per Share
  Net earnings (loss)                                $  (162.1)      $ (15.4)      $  (143.6)    $     4.6
  Adjustment for deemed ESOP cash contribution in
    lieu of the ESOP Preferred dividend                   (0.4)         (0.5)           (0.9)         (1.0)
                                                   --------------- --------------  ------------- -------------
  Earnings (loss) attributable to common
    shareholders                                     $  (162.5)      $ (15.9)      $  (144.5)    $     3.6
                                                   =============== ==============  ============= =============

  Weighted average common shares (000s)                 27,496        29,444          27,413        29,577
  Effect of dilutive stock options                         402           237             381           254
  Common shares issuable upon conversion of the
    ESOP Preferred stock                                 1,634         1,736           1,653         1,749
                                                   --------------- --------------  ------------- -------------
  Weighted average shares applicable
    to diluted earnings per share                       29,532        31,417          29,447        31,580
                                                   =============== ==============  ============= =============

  Diluted earnings (loss) per share                  $   (5.92)(1)   $ (0.55)(1)   $   (5.28)(1) $    0.11
                                                   =============== ==============  ============= =============

(1)  The diluted loss per share in the second quarter and first six months of 2001, as well as in the second quarter of 2000, is the same as the net loss per common share because the assumed exercise of stock options and conversion of the ESOP Preferred stock would have been antidilutive.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and subsidiaries are referred to collectively as Ball" or the "company" or "we" and "our" in the following discussion and analysis.

RECENT DEVELOPMENTS

Although we have taken various actions in the PRC during the past several years, the industry and market environment in which we operate in China have not improved satisfactorily. As a result, in the first quarter of
2001, we began an extensive review of options available to us in connection with our investment there. Based on our review, we announced in June 2001 a plan to exit the general line metal can manufacturing business in the PRC and to reduce our PRC aluminum beverage can manufacturing capacity there by closing two plants. One beverage can plant and one general line plant were closed at the end of June, and we expect the remaining actions to be completed in 2002. We recorded a $237.7 million pretax charge ($185 million after tax and minority interest impact) in connection with these actions. Positive cash flow of $28 million, including tax benefits, is expected upon the completion of the plan. We estimate an initial full-year annual improvement in after-tax earnings of approximately
$10 million as the plan is completed. Also in June 2001, we ceased operations in two commercial aerospace and technologies segment developmental product lines and recorded a pretax charge of $16 million ($9.7 million after tax).
Additional information regarding these charges is available in Note 4 in the accompanying consolidated financial statements.

CONSOLIDATED SALES AND EARNINGS

Ball's operations are organized along its product lines and include two segments - the packaging segment and the aerospace and technologies segment.

Packaging Segment

The packaging segment includes metal and PET (polyethylene terephthalate) container products, primarily used in beverage and food packaging. Our packaging operations are located primarily in and serve North America (the U.S.
and Canada). Packaging segment sales in the second quarter and six months of 2001 were approximately 2 percent lower than in 2000. Excluding the business consolidations charge, operating margins were lower by 20 percent for the same periods as a result of higher energy costs, primarily in California, and operating losses in China.

North American metal beverage container sales, which represented approximately 68 percent of segment sales in the second quarter and first six months of 2001, were 6 percent lower than in 2000. The decrease was due to lower soft drink container shipments, lower selling prices driven by a highly competitive environment and the expected effects of plant closings during 2000. Manufacturing cost controls are yielding favorable results. However, operating margins were lower due to decreased sales, higher energy costs and certain plants operating at less than full capacity to help reduce higher than anticipated inventory levels related to the lower shipments.

North American metal food container sales, which comprised approximately 18 percent of segment sales in the second quarter and first six months of 2001, increased approximately 16 percent over the same periods in 2000.
This increase was the result of volume gains with several customers, including ConAgra Grocery Products Company, and strong pre-season vegetable sales. This overall sales gain was achieved in spite of industry-wide shipments being lower by an estimated 3 percent.

Plastic container sales, approximately 9 percent of segment sales in 2001, continue to increase and were approximately 17 percent higher in the second quarter compared to 2000. The sales mix continues to be weighted toward carbonated soft drink and water containers, with increasing demand for the larger sizes.

Sales levels were comparable in the PRC with lower operating losses in 2001 compared to 2000. See the discussion within "Recent Developments" for information regarding our China operations.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment were 20 percent higher for the second quarter and 15 percent higher year-to-date, compared to the same periods in 2000. Excluding the charge to exit product lines discussed above, the improvement in operating margins was primarily the result of the strong sales, which were driven by growth in our U.S. government business. Backlog at the end of the first quarter of 2001 was approximately
$376 million compared to a backlog of $351 million at the end of 2000. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within Item 1.

Interest and Taxes

Consolidated interest expense for the second quarter was $22.6 million compared to $23.8 million in 2000 and was comparable on a year-to-date basis. Variances were attributable to lower interest rates and borrowings in 2001, partially offset by lower capitalized interest due to the completion of significant qualifying plant projects.

The lower consolidated second quarter effective income tax rate reflects the impact of currently nondeductible goodwill as well as currently unrealized capital losses included in the second quarter charge for business consolidation costs in the PRC. Excluding the effect of the business consolidation costs for both 2001 and 2000,
Ball's lower consolidated effective income tax rate of 35 percent for the second quarter of 2001, as compared to
36.5 percent for the second quarter 2000, was primarily due to the favorable effects of implementing planning strategies which have reduced overall state taxes and the effects of foreign operations. The implementation of these strategies, begun in mid-2000, is reflected in the more comparable tax rates for the last two quarters of
2000.  We expect our effective tax rate, excluding the effect of the business consolidation costs, to be approximately 35 percent for the year.

The second quarter tax effects are illustrated in the following table:

                                                 Before Business
                                                  Consolidation       Effect of Business
                                                      Costs          Consolidation Costs         Total
                                                 ---------------     -------------------     --------------

   Income tax provision (benefit)                  $    17.2           $    (57.8)             $  (40.6)
   Pretax earnings (loss)                               49.3               (253.7)               (204.4)
   Effective income tax rate                            35.0%                22.8%                 19.9%

Minority Interests and Results of Equity Affiliates

Minority interest results were lower primarily as a result of their share of business consolidation costs.
Minority interests' share of business consolidation costs was $1.2 million in the second quarter of 2001 compared to $3 million in 2000.

Equity in the net results of affiliates is largely attributable to that from investments in the PRC, Thailand and
Brazil. Results were earnings of $1 million in the first six months of 2001, compared to a loss of $3.4 million for the same period in 2000. The improvement was primarily due to strong sales in Brazil and the absence of significant negative foreign currency effects experienced in 2000. Results in the PRC reflect the continued
effects of excess capacity in the industry.

Other Items

In June we announced a plan to exit the general line business in the PRC and reduce our aluminum can manufacturing capacity there. We also announced our plan to dispose of two commercial aerospace and technologies segment developmental product lines. In connection with these actions, we recorded an after-tax charge of
$195 million. See "Recent Developments" above for more information.

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

Additional details about our business consolidation and acquisition-related activities undertaken from 1998 to
2001, including details about the reserves associated with them, are provided in Note 4 accompanying the consolidated financial statements included within Item 1.

Details of recently promulgated accounting and reporting standards, which may affect the company, are provided in
Note 2 accompanying the consolidated financial statements included within Item 1.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the second quarter was $127.1 million, a significant improvement over the
$87.8 million generated during the same period in 2000. For the first six months of 2001, the usage of
$13.5 million also compared favorably to the usage of $40.2 million in 2000. The improvement in the second quarter reflected planned inventory reductions. Capital spending of $37.2 million in the first six months of 2001 was well below depreciation and amortization of $77.1 million. We expect capital spending to be less than
$100 million for the year.

Total debt increased to $1,194.3 million at July 1, 2001, compared to $1,137.3 million at December 31, 2000, the result of the repurchase of our common shares, partially offset by the favorable effect of inventory reductions.
In connection with a forward share purchase agreement we entered into in 2000, we acquired 510,500 shares at an average price of approximately $35.16 per share. The debt-to-total capitalization ratio was 69.3 percent at
July 1, 2001, compared to 62 percent at December 31, 2000.

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At July 1, 2001, approximately $518 million was available under the revolving credit facility portion of the Senior Credit
Facility.

Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $104 million at the end of the second quarter, of which $60.1 million was outstanding.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at July 1, 2001, and July 2, 2000.

The company was not in default of any loan agreement at July 1, 2001, and has met all payment obligations.
However, its 50 percent-owned equity affiliate in Brazil is in noncompliance with certain financial provisions.
Latapack-Ball has requested a waiver from the lender in respect of the noncompliance.

Additional details about the company's debt and receivables sales agreement are available in Note 8 accompanying the consolidated financial statements included within Item 1.

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

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only any upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding contracts at the end of the first quarter expire at various times through December 2003.
Included in shareholders' equity at July 1, 2001, within other accumulated comprehensive loss, is approximately
$1 million of loss associated with these contracts, the majority of which is expected to be recognized in the consolidated statement of earnings during the remainder of 2001.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We manage this primarily through the use of cash flow hedges and, at times, derivatives that limit the cash flow impact but not necessarily the earnings impact in cases where they do not qualify for favorable accounting treatment. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at July 1, 2001, included pay-floating and pay-fixed interest rate swaps and swaption contracts. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments.
Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to five years. Although these instruments involve varying degrees of credit and interest risk, the counter parties to the agreements involve financial institutions, which are expected to perform fully under the terms of the agreements. Accumulated comprehensive loss at July 1, 2001, includes offsetting income and expense amounts. Approximately $1.2 million of expense is expected to be recognized in the consolidated statement of earnings in 2001.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency risk exposures result from the strengthening of the U.S. dollar against the Hong Kong dollar, Canadian dollar, Chinese renminbi, Thai baht and Brazilian real. We face currency exposures in our global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the first quarter expire in less than one year.

In connection with the company's ongoing share repurchase program, from time to time we sell put options which give the purchaser of those options the right to sell shares of the company's common stock to the company on specified dates at specified prices upon the exercise of those options. The put option contracts allow us to determine the method of settlement, either in cash or shares. As such, the contracts are considered equity instruments and changes in the fair value are not recognized in our financial statements. Our objective in selling put options is to lower the average purchase price of acquired shares in connection with the share repurchase program. In the latter part of 2000 we entered into a forward share repurchase agreement to purchase shares of the company's common stock. Under the agreement, we purchased 580,300 shares during 2000 at an average price of $34.50 per share and, in January 2001, purchased the remaining 510,500 shares at an average price of
$35.16 per share.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities," and SFAS No. 138, an amendment of SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The effective portions of changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive earnings and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in current period earnings.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of July 1, 2001, did not differ materially from the amounts reported as of December 31, 2000. Actual changes in market prices or rates may differ from hypothetical changes.

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
competition in pricing and the possible decrease in, or loss of sales resulting therefrom; loss of profitability and plant closures; insufficient cash flow; the inability to continue the purchase of the company's common shares; regulatory action; federal and state legislation; interest rates; labor strikes; boycotts; litigation involving antitrust; intellectual property, consumer and other issues; maintenance and capital expenditures;
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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The company previously reported on April 24, 1992, that it was notified by the Muncie Race Track Steering
Committee that the company may have been a PRP with respect to the disposal of waste at the Muncie Race Track
Site located in Delaware County, Indiana.  On February 15, 2001, General Motors Corporation, one of the PRPs at
the site, filed a lawsuit against Ball and several other companies seeking contribution from them for past, present and future remedial costs at the site.  On June 5, 2001, Ball and General Motors Corporation settled their dispute and General Motors Corporation dismissed its lawsuit against Ball with prejudice.  The company believes that this matter is now concluded without any adverse material effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that on January 27, 1999, Plastic Solutions of Texas, Inc. (PST) and
Kurt H. Ruppmann, Sr. (Ruppmann) filed a statement of claim with the American Arbitration Association alleging the company breached a contract between the company, PST and Ruppmann relating to the grant of a license under certain patents and technology owned by PST and Ruppmann relating to the use of cryogenics in the manufacture of hot-fill PET bottles.  The arbitrator issued an order favorable to Ball including monetary damages and specific performance.  This award was confirmed by the District Court of Dallas County, Texas, and a judgment was entered on the company's behalf.  The parties have negotiated a satisfactory payment schedule of this judgment.  The company believes that this matter is now concluded without any adverse material effect upon the liquidity, results of operations or financial condition of the company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended July 1, 2001.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended July 1, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 25, 2001. Matters voted upon by proxy were (1) the election of three directors for three-year terms expiring in 2004 and (2) the ratification of the appointment of
PricewaterhouseCoopers LLP as independent accountants for 2001. The results of the vote were as follows:

                                                                               Against/          Abstained/
                                                                For            Withheld        Broker Non-Vote
                                                          --------------    --------------    -----------------
   Election of directors for terms expiring
     in 2004:
       Frank A. Bracken                                      25,855,897         399,796                     0
       John F. Lehman                                        25,377,445         878,248                     0
       George A. Sissel                                      25,842,688         413,005                     0

   Appointment of PricewaterhouseCoopers
     LLP as independent accountants for 2001                 25,863,816         276,076               115,801

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended July 1, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            10.1     Deposit Share Program, as amended
            10.2     Directors Deposit Share Program
            20.1     Subsidiary Guarantees of Debt
            99.1     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on June 21, 2001, reporting under Item 5 an announcement by Ball
         Corporation to exit the general line metal can manufacturing business in China and reduce its aluminum beverage can manufacturing capacity there. Also included in the announcement was Ball Corporation's intent to dispose of two commercial aerospace and technologies segment developmental product lines.

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:      /s/  Raymond J. Seabrook
         ----------------------------
         Raymond J. Seabrook
         Senior Vice President and Chief Financial Officer

Date:    August 15, 2001

                                         Ball Corporation and Subsidiaries
                                           QUARTERLY REPORT ON FORM 10-Q
                                                   July 1, 2001

                                                   EXHIBIT INDEX

                                   Description                                        Exhibit
                                  -------------                                    -------------

Subsidiary Guarantees of Debt (Filed herewith.)                                       EX-20.1

Safe Harbor Statement Under the Private Securities Litigation
     Reform Act of 1995, as amended (Filed herewith.)                                 EX-99.1