Form 10-Q
period 2001-09-30
BALL CORP
filed 2001-11-14
CIK 9389

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
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the quarterly period ended September 30, 2001

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

                      Class                                      Outstanding at October 28, 2001
                  Common Stock,
                    without par value                                  27,402,751 shares

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                For the period ended September 30, 2001

                                                                 INDEX

                                                                                              Page Number

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statements of Earnings for the Three-
                   and Nine-Month Periods Ended September 30, 2001, and October 1, 2000
                                                                                                   3

                Unaudited Condensed Consolidated Balance Sheets at September 30, 2001,
                   and December 31, 2000                                                           4

                Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Nine-Month Periods Ended September 30, 2001, and October 1, 2000
                                                                                                   5

                Notes to Unaudited Condensed Consolidated Financial Statements
                                                                                                   6

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  13

Item 3.         Quantitative and Qualitative Disclosures About
                   Market Risk                                                                    16

PART II.        OTHER INFORMATION                                                                 18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF EARNINGS
                                                            ($ in millions)

                                                      Three Months Ended                Nine Months Ended
                                                 ------------------------------   ------------------------------
                                                  September 30,     October 1,    September 30,     October 1,
                                                     2001              2000           2001             2000
                                                 --------------   -------------   --------------  --------------

 ---------------------------------------------------------------------------------------------------------------

 Net sales                                         $ 1,000.5        $ 996.0        $  2,843.1     $  2,837.0

 ---------------------------------------------------------------------------------------------------------------

 Costs and expenses
   Cost of sales (excluding depreciation and
     amortization)                                     853.0          833.4           2,426.7        2,375.1
   Depreciation and amortization (Notes 6 and 7)        37.6           39.3             114.7          118.6
   Business consolidation costs and other
     (Note 4)                                            -             (7.0)            253.7           76.4
   Selling and administrative expenses                  30.7           32.8              91.6          101.8
   Receivable securitization fees and product
     development (Note 8)                                1.7            3.5               8.7           10.9
                                                 --------------  --------------   ---------------  -------------
                                                       923.0          902.0           2,895.4        2,682.8

 ---------------------------------------------------------------------------------------------------------------

 Earnings (loss) before interest and taxes              77.5           94.0             (52.3)         154.2

 ---------------------------------------------------------------------------------------------------------------

 Interest expense                                       21.6           24.4              68.5           71.6
                                                 --------------  --------------   ---------------  -------------

 Earnings (loss) before taxes                           55.9           69.6            (120.8)          82.6
 Provision for taxes                                   (19.6)         (24.3)             11.3          (31.7)
 Minority interests                                     (0.5)          (0.3)              0.7            2.1
 Equity in earnings of affiliates                        0.5           (0.5)              1.5           (3.9)
                                                 --------------  --------------   ---------------  -------------

 Net earnings (loss)                                    36.3           44.5            (107.3)          49.1
 Preferred dividends, net of tax                        (0.6)          (0.6)             (1.8)          (1.9)

 ---------------------------------------------------------------------------------------------------------------

 Earnings (loss) attributable to
   common shareholders                              $   35.7      $    43.9        $   (109.1)      $   47.2

 ---------------------------------------------------------------------------------------------------------------

 Basic earnings (loss) per share (Note 10)          $    1.30      $    1.52        $    (3.98)      $   1.61
                                                 ==============  ==============   ===============  =============

 Diluted earnings (loss) per share (Note 10)        $    1.22      $    1.43        $    (3.98)      $   1.52
                                                 ==============  ==============   ===============  =============

 Cash dividends declared per common share           $    0.15      $    0.15        $     0.45       $   0.45
                                                 ==============  ==============   ===============  =============

                           See accompanying notes to unaudited condensed consolidated financial statements.

                                                   Ball Corporation and Subsidiaries
                                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            ($ in millions)

                                                                                September 30,          December 31,
                                                                                    2001                   2000
                                                                              ------------------     -----------------

ASSETS
Current assets
   Cash and temporary investments                                              $        36.4          $        25.6
   Accounts receivable, net (Notes 4 and 8)                                            351.1                  230.2
   Inventories, net (Note 5)                                                           457.2                  627.5
   Deferred income tax benefits and prepaid expenses                                   100.5                   86.0
                                                                              ------------------     -----------------
     Total current assets                                                              945.2                  969.3

Property, plant and equipment, net (Notes 4 and 6)                                     868.0                1,003.7
Goodwill and other assets (Notes 4 and 7)                                              556.7                  676.8
                                                                              ------------------     -----------------
     Total Assets                                                              $     2,369.9          $     2,649.8
                                                                              ==================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt (Note 8)              $       155.8          $       125.7
   Accounts payable                                                                    271.6                  332.1
   Accrued employee costs and other current liabilities (Note 4)                       190.4                  201.3
                                                                              ------------------     -----------------
     Total current liabilities                                                         617.8                  659.1

Long-term debt (Note 8)                                                                965.8                1,011.6
Employee benefit obligations, deferred income taxes and
   other noncurrent liabilities                                                        259.4                  281.8
                                                                              ------------------     -----------------
     Total liabilities                                                               1,843.0                1,952.5
                                                                              ------------------     -----------------

Contingencies (Note 11)
Minority interests (Note 4)                                                             10.2                   14.9
                                                                              ------------------     -----------------

Shareholders' equity (Note 9):
   Series B ESOP Convertible Preferred Stock                                            49.7                   53.4
   Unearned compensation - ESOP                                                         (5.4)                 (10.6)
                                                                              ------------------     -----------------
     Preferred shareholder's equity                                                     44.3                   42.8
                                                                              ------------------     -----------------

   Common stock (37,600,573 shares issued - 2001;
      36,773,381 shares issued - 2000)                                                 467.7                  443.9
   Retained earnings                                                                   407.9                  529.3
   Accumulated other comprehensive loss                                                (41.1)                 (29.7)
   Treasury stock, at cost (10,053,236 shares - 2001;
       8,724,380 shares - 2000)                                                       (362.1)                (303.9)
                                                                              ------------------     -----------------
     Common shareholders' equity                                                       472.4                  639.6
                                                                              ------------------     -----------------
           Total shareholders' equity                                                  516.7                  682.4
                                                                              ------------------     -----------------
     Total Liabilities and Shareholders' Equity                                $     2,369.9          $     2,649.8
                                                                              ==================     =================

                           See accompanying notes to unaudited condensed consolidated financial statements.

                                                  Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                       STATEMENTS OF CASH FLOWS
                                                            ($ in millions)

                                                                                        Nine Months Ended
                                                                            ------------------------------------------
                                                                            September 30, 2001       October 1, 2000
                                                                            -------------------     ------------------

Cash flows from operating activities
   Net earnings                                                                 $ (107.3)              $   49.1
   Noncash charges to net earnings:
     Depreciation and amortization                                                 114.7                  118.6
     Business consolidation costs, net of related earnings in equity
       affiliates and minority interests                                           251.2                   81.3
     Deferred income taxes                                                          22.6                   (4.3)
     Other, net                                                                    (23.8)                 (14.6)
     Changes in working capital components                                        (152.9)                (181.2)
                                                                            -------------------     ------------------
       Net cash provided by operating activities                                   104.5                   48.9
                                                                            -------------------     ------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                      (49.5)                 (69.8)
   Incentive loan receipts and other, net                                           19.0                   41.9
                                                                            -------------------     ------------------
       Net cash used in investing activities                                       (30.5)                 (27.9)
                                                                            -------------------     ------------------

Cash flows from financing activities
   Long-term borrowings                                                              -                     30.0
   Repayments of long-term borrowings                                              (39.0)                 (41.7)
   Change in short-term borrowings                                                  28.6                   33.1
   Common and preferred dividends                                                  (14.4)                 (15.4)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                        23.4                   25.9
   Acquisitions of treasury stock                                                  (58.1)                 (57.4)
   Other, net                                                                       (3.7)                  (3.9)
                                                                            -------------------     ------------------
       Net cash used in financing activities                                       (63.2)                 (29.4)
                                                                            -------------------     ------------------

Net Change in Cash and Temporary Investments                                        10.8                   (8.4)
Cash and Temporary Investments - Beginning of Period                                25.6                   35.8
                                                                            -------------------     ------------------
Cash and Temporary Investments - End of Period                                  $   36.4               $   27.4
                                                                            ===================     ==================

                           See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
September 30, 2001

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

2.  New Accounting Standards

In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement will be effective for Ball beginning January 1, 2002.
The effect of adopting this standard has not yet been determined but is not expected to be significant.

The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.
141 eliminates the pooling-of-interest method of accounting for business combinations and requires that the purchase method be used.
Its provisions will be effective for Ball for all future business combinations. SFAS No. 142 establishes accounting guidelines for intangible assets acquired outside of a business combination. It also addresses how goodwill and other intangible assets are to be accounted for after having been initially recognized in the financial statements. In general goodwill and certain intangible assets will no longer be amortized but will be tested periodically for impairment, and resulting write-downs, if any, will be recognized in the statement of earnings. This statement is effective for Ball beginning January 1, 2002. The effect of adopting these standards has not yet been determined.

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS
No. 138, an amendment of SFAS No. 133. The adoption of these statements did not have a material effect on our earnings or financial position in the first nine months of 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The effective portions of changes in the fair value of derivative instruments designated as cash flow hedges are recorded in other comprehensive earnings and are recognized in the related line in the consolidated statement of earnings when the hedged item affects earnings.
Ineffective portions of changes in the fair value of cash flow hedges, if any, will be recognized in earnings. Additional information about our use of derivative instruments is provided in Item 3, Quantitative and Qualitative Disclosures About Market
Risk.

The Emerging Issues Task Force reached a consensus in September 2000 regarding Issue No. 00-10, "Accounting for Shipping and
Handling Fees and Costs," which requires companies to report shipping and handling fees and costs as a component of cost of sales.
We adopted this consensus in the fourth quarter of 2000, the effect of which was offsetting increases in net sales and cost of sales in the consolidated statements of earnings for all reported periods. Reclassifications of $34.7 million and $96.9 million have been reflected in the third quarter and first nine months of 2000, respectively, for comparative purposes.

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

Summary of Business by Segment                          Three Months Ended                 Nine Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                   September 30,      October 1,      September 30,       October 1,
                                                      2001              2000              2001              2000
                                                  -------------    --------------    -------------     -------------

Net Sales
North American metal beverage                      $    570.1       $    574.2        $  1,678.8        $  1,750.2
North American metal food                               189.2            193.7             479.2             443.1
North American plastic containers                        77.8             72.3             224.6             203.8
International                                            46.7             61.5             140.9             169.9
                                                  -------------    --------------    -------------     -------------
   Total packaging                                      883.8            901.7           2,523.5           2,567.0
Aerospace and technologies                              116.7             94.3             319.6             270.0
                                                  -------------    --------------    -------------     -------------
   Consolidated net sales                          $  1,000.5       $    996.0        $  2,843.1        $  2,837.0
                                                  =============    ==============    =============     =============

Consolidated Net Earnings
Packaging                                          $     73.7       $     82.3        $    193.2        $    226.2
Business consolidation costs (Note 4)                     -                -              (237.7)            (83.4)
                                                  -------------    --------------    -------------     -------------
                                                         73.7             82.3             (44.5)            142.8
                                                  -------------    --------------    -------------     -------------

Aerospace and technologies                                9.2              9.4              22.7              19.4
Business consolidation costs and other (Note 4)           -                7.0             (16.0)              7.0
                                                  -------------    --------------    -------------     -------------
   Total aerospace and technologies                       9.2             16.4               6.7              26.4
                                                  -------------    --------------    -------------     -------------
   Segment earnings before interest and taxes            82.9             98.7             (37.8)            169.2
Corporate undistributed expenses, net                    (5.4)            (4.7)            (14.5)            (15.0)
                                                  -------------    --------------    -------------     -------------
Earnings before interest and taxes                       77.5             94.0             (52.3)            154.2
Interest expense                                        (21.6)           (24.4)            (68.5)            (71.6)
Provision for taxes                                     (19.6)           (24.3)             11.3             (31.7)
Minority interests                                       (0.5)            (0.3)              0.7               2.1
Equity in earnings of affiliates                          0.5             (0.5)              1.5              (3.9)
                                                  -------------    --------------    -------------     -------------
   Consolidated net earnings (loss)                $     36.3       $     44.5        $   (107.3)       $     49.1
                                                  =============    ==============    =============     =============

                                                                      September 30,          December 31,
                                                                          2001                   2000
                                                                     ----------------      ----------------
Net Investment
Packaging                                                              $   1,486.1           $   1,410.9
Aerospace and technologies                                                   185.5                 181.8
                                                                     ----------------      ----------------
   Segment net investment                                                  1,671.6               1,592.7
Corporate net investment and eliminations                                 (1,154.9)               (910.3)
                                                                     ----------------      ----------------
   Consolidated net investment                                         $     516.7           $     682.4
                                                                     ================      ================

4.  Business Consolidation Costs, Acquisitions and Other

In June 2001 Ball announced the reorganization of its business in the PRC. As a part of the reorganization plan, we are exiting our general line metal can business and reducing our PRC aluminum beverage can manufacturing capacity by closing two plants. One beverage can plant and one general line plant were closed at the end of June and the remaining actions are expected to be completed during 2002. A $237.7 million pretax charge ($185 million after tax and minority interest impact) was recorded in connection with this reorganization. Positive cash flow of approximately $28 million, including tax benefits, is expected upon the completion of the reorganization plan. We also expect these actions to return our PRC operations to profitability next year. Revenues from the general line metal can business were approximately $45 million for the year 2000. Also in the second quarter, we ceased operations in two commercial aerospace and technologies segment developmental product lines and recorded a pretax charge of $16 million ($9.7 million after tax).

The charges are comprised of:

   ($ in millions)                                                               Aerospace and
                                                                   PRC           Technologies         Total
                                                              -------------     --------------    -------------

   Write-down to net realizable value of fixed assets
     and related spare parts                                    $    90.3         $     2.0         $    92.3
   Write-down of goodwill to estimated recoverable amounts           64.4               -                64.4
   Acquisition of minority partner interests and write
       off of unrecoverable equity investments                       28.8               -                28.8
   Write-down of other assets as a direct result of the
       exit plan                                                     24.0              10.0              34.0
   Severance and other benefit costs                                 13.0               0.4              13.4
   Decommissioning and other exit costs                              17.2               3.6              20.8
                                                              -------------     --------------    -------------
                                                                $   237.7         $    16.0         $   253.7
                                                              =============     ==============    =============

The severance and other benefit costs are associated with the termination of 1,474 employees, primarily manufacturing and administrative personnel. Payments of $4.1 million related to severance, $1.3 million related to the acquisition of minority partner interests and $3.3 million related to other exit costs have been made since the actions began. The carrying value of fixed assets remaining for sale in connection with these plans is insignificant.

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

During 1998 we acquired substantially all the assets and assumed certain liabilities of the North American beverage can manufacturing business of Reynolds Metals Company. In connection with the acquisition, the company provided for the costs of integrating the acquired business, which included the closure of a headquarters facility and three plants. One vacant plant and certain idled equipment remain for sale.

The carrying value of fixed assets remaining for sale in connection with the 2000 and 1998 business exit activities was approximately $12.1 million at September 30, 2001. Of the $14.2 million of severance and other estimated liabilities accrued as exit costs at December 31, 2000, $7.7 million has been paid and $4.1 million has been reclassified as a reduction of goodwill. The remaining accrued employee severance and other exit costs at September 30, 2001, were $2.4 million.

Subsequent changes to the estimated costs of the 2001, 2000 and 1998 business consolidation activities, as well as any increases in actual costs associated with the 1998 acquisition, if any, will be included in current-period earnings. Subsequent decreases in actual costs related to the 1998 acquisition, if any, will result in a reduction of goodwill.

On April 3, 2000, the Armed Services Board of Contract Appeals sustained the Company's claim to recoverability of costs associated with Ball's Employee Stock Ownership Plan (ESOP) for fiscal years beginning in 1989, and the time frame for the U.S. government to file an appeal expired in August 2000. Therefore, during the third quarter of 2000, the Company recognized cost recovery of approximately $7 million (approximately $4 million after tax or 13 cents per diluted share) related to this matter.

5.  Inventories

   ($ in millions)                                                    September 30,         December 31,
                                                                          2001                 2000
                                                                     ----------------    ------------------

   Raw materials and supplies                                          $      149.4        $       214.9
   Work in process and finished goods                                         307.8                412.6
                                                                     ----------------    ------------------
                                                                       $      457.2        $       627.5
                                                                     ================    ==================

6.  Property, Plant and Equipment

   ($ in millions)                                                    September 30,         December 31,
                                                                          2001                 2000
                                                                     ----------------    ------------------

   Land                                                                $       48.5        $        52.1
   Buildings                                                                  443.7                438.9
   Machinery and equipment                                                  1,360.1              1,410.2
                                                                     ----------------    ------------------
                                                                            1,852.3              1,901.2
   Accumulated depreciation                                                  (984.3)              (897.5)
                                                                     ----------------    ------------------
                                                                       $      868.0        $     1,003.7
                                                                     ================    ==================

Depreciation expense amounted to $103.3 million and $105.9 million for the nine-month periods ended September 30, 2001, and
October 1, 2000, respectively.

7.  Goodwill and Other Assets

   ($ in millions)                                                    September 30,        December 31,
                                                                          2001                 2000
                                                                     ----------------    ------------------

   Goodwill (net of accumulated amortization of $62.7 at
     September 30, 2001, and $54.5 at December 31, 2000)               $      344.8        $       436.8
   Investments in affiliates                                                   67.1                 81.2
   Prepaid pension                                                             70.5                 67.1
   Other                                                                       74.3                 91.7
                                                                     ----------------    ------------------
                                                                       $      556.7        $       676.8
                                                                     ================    ==================

Total amortization expense, including goodwill amortization, amounted to $11.4 million and $12.7 million for the nine-month periods ended September 30, 2001, and October 1, 2000, respectively, of which $8.2 million and $9.5 million related to the amortization of goodwill. Approximately $64.4 million of goodwill was written off in connection with the business consolidation in the PRC as discussed in Note 4. The remaining reduction in goodwill since December 31, 2000, is the result of past acquisition adjustments required in accordance with generally accepted accounting principles.

8.  Debt and Receivables Sales Agreement

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At September 30, 2001, approximately $590 million was available under the revolving credit facility portion of the Senior Credit Facility.

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

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at
September 30, 2001, and October 1, 2000. Fees incurred in connection with the sale of accounts receivable totaled $1.2 million and
$4.6 million for the third quarter and first nine months of 2001, respectively, and $2.2 million and $6.3 million for the same periods in 2000, respectively.

9.  Shareholders' Equity

Accumulated other comprehensive loss of $41.1 million at September 30, 2001, and $29.7 million at December 31, 2000, includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments. Issued and outstanding shares of the Series B ESOP Convertible Preferred Stock were 1,354,007 shares at
September 30, 2001, and 1,453,864 shares at December 31, 2000.

The following table summarizes total comprehensive earnings for the third quarters and nine-month periods of 2001 and 2000:

                                                        Three Months Ended                 Nine Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                   September 30,      October 1,      September 30,       October 1,
                                                      2001              2000             2001               2000
                                                  -------------    --------------    -------------     -------------

Comprehensive Earnings
   Net earnings (loss)                              $  36.3          $  44.5           $  (107.3)        $  49.1
   Foreign currency translation adjustment             (3.8)             0.2                (1.3)           (2.8)
   Effect of derivative instruments (1)                (8.9)             -                  (9.9)            -
   Minimum pension liability (net of tax)               -                -                  (0.2)            -
                                                  -------------    --------------    -------------     -------------
     Comprehensive earnings (loss)                  $  23.6          $  44.7           $  (118.7)        $  46.3
                                                  =============    ==============    =============     =============

(1)  For more information about our derivative instruments, please refer to Item 3, Quantitative and Qualitative Disclosures
     About Market Risk.

The company adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. Participants have until March 2003 to acquire shares in order to receive the matching restricted share grants. Restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. There are a total of 286,500 shares available for grant under this program, of which 112,475 have been granted as of September 30, 2001. The effect of this program has not been significant to earnings or financial position during the first nine months. This plan is accounted for as a variable plan where expense is recorded based upon the current market price of the company's common stock.

10.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

                                                        Three Months Ended              Nine months Ended
                                                   ------------------------------  ----------------------------
  ($ in millions, except per share amounts)        September 30,    October 1,     September 30,   October 1,
                                                       2001            2000            2001           2000
                                                   --------------- --------------  -------------  -------------

  Basic Earnings per Share
  Net earnings (loss)                                  $   36.3       $   44.5        $ (107.3)       $   49.1
  Preferred dividends, net of tax                          (0.6)          (0.6)           (1.8)          (1.9)
                                                   --------------- --------------  -------------  -------------
  Earnings (loss) attributable to common
    shareholders                                       $   35.7       $   43.9        $ (109.1)      $   47.2
                                                   =============== ==============  =============  =============

  Weighted average common shares (000s)                  27,460         28,914          27,429         29,358
                                                   =============== ==============  =============  =============

  Basic earnings (loss) per share                      $    1.30      $    1.52       $   (3.98)     $    1.61
                                                   =============== ==============  =============  =============

  Diluted Earnings per Share
  Net earnings (loss)                                  $   36.3       $   44.5      $(107.3)        $   49.1
  Adjustment for deemed ESOP cash contribution in
    lieu of the ESOP Preferred dividend                    (0.4)          (0.5)        (1.3)            (1.4)
                                                   --------------- --------------  -------------  -------------
  Earnings (loss) attributable to common
    shareholders                                       $   35.9       $   44.0      $(108.6)        $   47.7
                                                   =============== ==============  =============  =============

  Weighted average common shares (000s)                  27,460         28,914        27,429           29,358
  Effect of dilutive stock options and restricted           453            264           397              264
    shares
  Common shares issuable upon conversion of the
    ESOP Preferred stock                                  1,602          1,708         1,636            1,735
                                                   --------------- --------------  -------------  -------------
  Weighted average shares applicable
    to diluted earnings per share                        29,515         30,886        29,462           31,357
                                                   =============== ==============  =============  =============

  Diluted earnings (loss) per share                    $    1.22      $    1.43     $  (3.98)(1)    $    1.52
                                                   =============== ==============  =============  =============

(1)  The diluted loss per share in the first nine months of 2001 is the same as the net loss per common share because the assumed exercise of stock options and conversion of the ESOP Preferred stock would have been antidilutive.

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

Packaging Segment

The packaging segment includes metal and PET (polyethylene terephthalate) container products, primarily used in beverage and food packaging. Our packaging operations are located primarily in and serve North America (the U.S. and Canada). Packaging segment sales in the third quarter and first nine months of 2001 were approximately 2 percent lower than in 2000. Excluding the business consolidations charge, operating margins were lower by 10 percent for the third quarter and 15 percent for the first nine months as a result of planned reductions in beverage can manufacturing production, lower beverage can selling prices, higher energy costs, in
California and elsewhere, and operating losses in China.

North American metal beverage container sales, which represented approximately 66 percent of segment sales in the third quarter and first nine months of 2001, were 4 percent lower than in the first nine months of 2000. The decrease was due to lower soft drink container shipments and lower selling prices driven by a highly competitive environment. Manufacturing cost controls are yielding favorable results. However, operating margins were lower, primarily due to lower selling prices and planned inventory reductions.

We recently signed an agreement with Coors Brewing Company (Coors) for the manufacture and supply of essentially all of approximately 4.5 billion beverage cans and ends used by Coors annually. Through a proposed 50/50 joint venture, which would be accounted for as an equity investment, Ball and Coors would operate Coors' existing can and end facilities in Golden, Colorado. In addition, Ball would supply Coors with beverage cans manufactured in other Ball facilities. Pending the negotiation of definitive agreements and approval of the boards of directors of both companies, the joint venture and supply agreements are expected to commence in January 2002.

North American metal food container sales, which comprised approximately 20 percent of segment sales in 2001, were essentially flat compared to those in the third quarter of 2000 but increased approximately 8 percent compared to the first nine months of 2000.
Sales in the third quarter were lower than expected with strong salmon can sales being offset by the effects on vegetable and tomato packs of rain and an early freeze in the Midwest. The year-to-date increase was the result of volume gains with several customers, including ConAgra Grocery Products Company, and strong pre-season vegetable sales.

Plastic container sales, approximately 9 percent of segment sales in 2001, increased and were approximately 8 percent higher in the third quarter and 10 percent higher in the first nine months compared to the same periods in 2000. The sales mix continues to be weighted toward carbonated soft drink and water containers. The product line has experienced lower selling prices and higher than planned freight, warehousing and utility costs, particularly on the West Coast, resulting in lower operating margins in 2001.

Sales and operating margins in the PRC were both lower due to the weak market there as well as the business consolidation actions being taken. See the discussion within "Other Items" for information regarding our China operations.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment were 24 percent higher for the third quarter and 18 percent higher year-to-date, compared to the same periods in 2000. Excluding the charge to exit product lines discussed above as well as a favorable ESOP litigation settlement in 2000, the improvement in operating margins for the first nine months was primarily the result of the strong sales, which were driven by growth in our U.S. government business. Backlog at the end of the third quarter of 2001 was approximately $353 million compared to a backlog of $351 million at the end of 2000. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within Item 1.

Interest and Taxes

Consolidated interest expense for the third quarter was $21.6 million compared to $24.4 million in 2000 and, for the first nine months, was $68.5 million compared to $71.6 million in 2000. Variances were attributable to lower interest rates and borrowings in
2001, partially offset by lower capitalized interest due to the completion of significant plant capital projects.

Excluding the effect of the ESOP settlement in 2000, the 35 percent effective tax rate in the third quarter of 2001 was marginally higher than the same period in 2000, which included the favorable resolution of various tax matters in the course of normal audit cycles. The year-to-date effective income tax rates for 2001 and 2000, excluding the effects of business consolidation costs, the
ESOP settlement and state tax settlements, were both approximately 35 percent.

Results of Equity Affiliates

Equity in the net results of affiliates is largely attributable to our 50 percent ownership investment in Brazil and, to a lesser extent, our equity investments in the PRC and Thailand. Results were earnings of $1.5 million in the first nine months of 2001, compared to a loss of $3.9 million for the same period in 2000. The improvement was primarily due to strong sales in Brazil and the reduced negative foreign currency effects compared to 2000.

Other Items

In the first quarter of 2001, we began an extensive review of options available to us in connection with our investment in the PRC.
Based on our review, we announced in June 2001 a plan to exit the general line metal can business in the PRC and to further reduce our PRC aluminum beverage can manufacturing capacity there by closing two plants. A $237.7 million pretax charge
($185 million after tax and minority interest impact) was recorded in connection with the reorganization. Positive cash flow of
$28 million, including tax benefits, is expected upon the completion of the reorganization plan. We also expect these actions to return our PRC operations to profitability next year. Also in June 2001, we ceased operations in two commercial aerospace and technologies segment developmental product lines and recorded a pretax charge of $16 million ($9.7 million after tax). Additional information regarding these charges is available in Note 4 in the accompanying consolidated financial statements.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the third quarter was $118 million, a significant improvement over the $89.1 million generated during the same period in 2000. For the first nine months of 2001, the cash flow from operations of $104.5 million also compared favorably to $48.9 million in 2000. The improvement in 2001 reflected planned inventory reductions, partially offset by the seasonal increase in accounts receivable and an increase in refundable income taxes, included in working capital, which are in part expected to be realized in 2001. Capital spending of $49.5 million in the first nine months of 2001 was well below depreciation and amortization of
$114.7 million. We expect capital spending to be less than $100 million for the year.

Total debt decreased to $1,121.6 million at September 30, 2001, compared to $1,137.3 million at December 31, 2000, the result of the favorable effect of inventory reductions partially offset by seasonally higher accounts receivable and lower payables. The debt-to-total capitalization ratio was 68 percent at September 30, 2001, compared to 62 percent at December 31, 2000. Capitalization decreased during the first nine months of 2001 due largely to the charges taken in June for business consolidation activities as well as our repurchase of company common shares. At September 30, 2001, approximately $590 million was available under the revolving credit facility portion of the Senior Credit Facility.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at
September 30, 2001, and October 1, 2000. Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $96 million at the end of the third quarter, of which $67.8 million was outstanding.

The company was not in default of any loan agreement at September 30, 2001, and has met all payment obligations. However, its
50 percent-owned equity affiliate in Brazil is in noncompliance with certain financial provisions. Latapack-Ball has requested a waiver from the lender in respect of the noncompliance.

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

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding contracts at the end of the third quarter expire at various times through December 2003.
Included in shareholders' equity at September 30, 2001, within accumulated other comprehensive loss, is approximately $6 million of loss associated with these contracts, $2 million of which is expected to be recognized in the consolidated statement of earnings during the remainder of 2001 with the rest being recognized during 2002. The majority of the costs will be offset by fixed price sales contracts.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We manage this primarily through the use of cash flow hedges and, at times, derivatives that limit the cash flow impact but not necessarily the earnings impact in cases where they do not qualify for favorable accounting treatment. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 30, 2001, included pay-floating and pay-fixed interest rate swaps and swaption contracts. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to five years. Although these instruments involve varying degrees of credit and interest risk, the counter parties to the agreements involve financial institutions, which are expected to perform fully under the terms of the agreements.
Approximately $4 million of loss associated with these contracts is included in other accumulated comprehensive loss at
September 30, 2001. Approximately $2 million of this amount is expected to be recognized in the consolidated statement of earnings during the remainder of 2001.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency risk exposures result from the strengthening of the U.S. dollar against the Hong Kong dollar, Canadian dollar, Chinese renminbi, Thai baht and
Brazilian real. We face currency exposures in our global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the third quarter expire in less than one year.

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
Our objective in selling put options is to lower the average purchase price of acquired shares in connection with the share repurchase program. At September 30, 2001, there were put option contracts outstanding for 25,000 shares at an average price of
$53.85 per share. In the latter part of 2000 we entered into a forward share repurchase agreement to purchase shares of the company's common stock. Under the agreement, we purchased 580,300 shares during 2000 at an average price of $34.50 per share and, in
January 2001, purchased the remaining 510,500 shares at an average price of $35.16 per share.

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

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of September 30, 2001, did not differ materially from the amounts reported as of December 31, 2000.
Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report.  These forward-looking statements represent the company's goals and are based on certain assumptions and estimates regarding the worldwide economy, specific industry technological innovations, industry competitive activity, interest rates, capital expenditures, pricing, currency movements, product introductions and the development of certain domestic and international markets. Some factors that could cause the company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials; competition in pricing and the possible decrease in, or loss of sales resulting therefrom; loss of profitability and plant closures; insufficient cash flow; the inability to continue the purchase of the company's common shares; regulatory action; federal and state legislation; interest rates; labor strikes; boycotts; litigation involving antitrust; intellectual property, consumer and other issues; maintenance and capital expenditures; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; the success or lack of success of the satellite launches and the businesses and governments associated with the launches; international business and market risks such as the devaluation of international currencies; terrorist activity or war that disrupts the company's production or supply, or pricing of raw materials used in the production of the company's goods and services, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company's businesses; the ability to obtain adequate credit resources for foreseeable financing requirements of the company's businesses and to satisfy the resulting credit obligations and successful or unsuccessful acquisitions, joint ventures
or divestitures.   If the company's assumptions and estimates are incorrect, or if it is unable to achieve its goals, then the company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on September 21, 1998, Daiei, Inc. (Daiei), a Japanese corporation with its principal place of business in
Tokyo, Japan, sued the company in U.S. District Court, Southern District of Indiana, Evansville Division. Daiei alleges it is engaged in the retail sale of consumer goods and food products at stores throughout Japan. Daiei alleges that between April 5, 1995, and July 20, 1995, it purchased from Evansville Brewing Company, Inc. (EBC) beer cans filled with beer that had not been properly seamed when they were filled. Daiei further alleges that the metal containers were defectively assembled and sealed by EBC at its production facility in Evansville, Indiana, upon a machine which was inspected by representatives of Ball. Daiei further alleges that Ball breached its warranty to provide metal containers that performed in a commercially reasonable manner, and that Ball's representatives were negligent in the repair of the sealing equipment owned by EBC. Daiei seeks damages for the lost containers and product in the amount of approximately $2.7 million. The company has retained counsel and is defending this case. A motion to dismiss was filed by the company on several legal grounds. The Court dismissed Daiei's claim based upon negligence. Discovery has been completed with respect to Daiei's claims for breach of express and implied warranties and fitness for a particular purpose.
Daiei waived its claims for breach of express warranty. The company filed a motion for summary judgment with respect to the claims for breach of implied warranties that has been fully briefed by both parties. The court has not ruled on the motion for summary judgment. The court has set a final pretrial/settlement conference for December 20, 2001, and the trial has been set for January 7,
2002. Based upon the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended September 30, 2001.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended September 30, 2001.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended September 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            20.1           Subsidiary Guarantees of Debt
            99.1           Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                                                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:        /s/ Raymond J. Seabrook
         Raymond J. Seabrook
         Senior Vice President and
           Chief Financial Officer

Date:    November 14, 2001

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                          September 30, 2001

                                                             EXHIBIT INDEX

                                   Description                                        Exhibit

Subsidiary Guarantees of Debt (Filed herewith.)                                       EX-20.1

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,
     as amended (Filed herewith.)                                                     EX-99.1