Form 10-K
period 2001-12-31
BALL CORP
filed 2002-03-28
CIK 9389

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
                                                    SECURITIES EXCHANGE ACT OF 1934
                                              For the fiscal year ended December 31, 2001

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

                                                    10 Longs Peak Drive, P.O. Box 5000
                                                     Broomfield, Colorado 80021-2510

                                    Registrant's telephone number, including area code: (303) 469-3131
------------------------------------------------------------------------------------------------------------------------------------
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

   The aggregate market value of voting stock held by non-affiliates of the registrant was $2,453 million based upon the closing market price on March 1, 2002.

   Number of shares outstanding as of the latest practicable date.

                         Class                                                     Outstanding at March 3, 2002
          ----------------------------------                                       ----------------------------
            Common Stock, without par value                                                 57,268,648

                                                   DOCUMENTS INCORPORATED BY REFERENCE

1.  Annual Report to Shareholders for the year ended December 31, 2001, to the extent indicated in Parts I, II and IV. Except as to information specifically incorporated, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this
    Form 10-K Annual Report.

2.  Proxy statement filed with the Commission dated March 15, 2001, to the extent indicated in Part III.

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

   The following sections of the 2001 Annual Report to Shareholders contain financial and other information concerning company business developments and operations, and are incorporated herein by reference:  the notes to the consolidated financial statements including "Business Segment Information" (Note 2), "Business Consolidation Costs and Other" (Note 3), "Acquisition"
   (Note 4) and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               Business Developments in 2001 and Early 2002

   Ball took a number of actions in 2001 to address overcapacity in the industries in which we operate and to improve production efficiencies. In June 2001, after an extensive review, we announced a plan to exit the general line metal can business in the
   People's Republic of China (PRC) and to further reduce our PRC beverage can manufacturing capacity by closing two plants. We have since sold the general line business, closed one beverage can plant and are in the process of closing the second. Also in June
   2001, we ceased operations in two commercial product lines in our aerospace and technologies business. In mid-December 2001 we closed our Moultrie, Georgia, beverage can plant. Charges recorded in connection with these actions totaled $271.2 million.

   On December 28, 2001, Ball acquired substantially all of the assets of Wis-Pak Plastics, Inc. (Wis-Pak) for approximately
   $27.5 million. Additional payments of up to $10 million in total, including interest, are contingent upon the future performance of the acquired business through 2006. Under the acquisition agreement, we entered into a ten-year agreement to supply
   100 percent of Wis-Pak's annual PET container requirements, which are currently 550 million containers.

   Additional details about the business consolidations charges and the acquisition are provided in Notes 3 and 4 to the consolidated financial statements, which can be found in Exhibit 13.1

   On January 1, 2002, we commenced a 50/50 joint venture agreement with Coors Brewing Company (Coors) for the manufacture and supply of the majority of the 4.5 billion beverage cans and ends used by Coors annually. Ball will receive management fees under this agreement and will account for the joint venture using the equity method of accounting. In addition to beverage cans supplied to Coors from the joint venture, Ball will supply Coors with beverage cans manufactured in other wholly-owned Ball facilities.

   On January 23, 2002, the company's board of directors declared a two-for-one split of Ball stock, increased the next quarterly dividend and authorized the additional repurchase of common shares. The stock split was effective February 22, 2002, for all shareholders of record on February 1, 2002. As a result of the stock split, all amounts related to earnings per share, share prices and share amounts have been retroactively restated for all periods presented.

                                          Information Pertaining to the Business of the Company

   The company's businesses are comprised of two segments:  (1) packaging and (2) aerospace and technologies.

   Packaging Segment

   Ball's principal business is the manufacture and sale of rigid packaging products, primarily for beverages and foods. Packaging products are sold in highly competitive markets, primarily based on quality, service and price. A substantial part of our packaging sales are made directly to relatively few major companies in packaged beverage and food businesses, including Miller
   Brewing Company and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their licensees utilizing consolidated purchasing groups. Additional details about our sales to these customers are included in Note 2 to the consolidated financial statements, which can be found in Exhibit 13.1.

   The rigid packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to production volumes, labor and the costs and availability of certain raw materials, such as aluminum, steel and plastic resin.

   Raw materials used in our packaging business are generally available from several sources. We have secured what we consider to be adequate supplies of raw materials and are not experiencing any shortages. Our manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply or halted due to external factors, we cannot predict the effects, if any, of such occurrences on future operations.

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

   Decorated two-piece aluminum beverage cans are produced at 17 manufacturing facilities in the U.S., one facility in Canada and one in Puerto Rico; ends are produced within five U.S. facilities. Metal beverage containers are sold primarily to fillers of carbonated soft drinks, beer and other beverages under long-term or annual supply contracts. Sales volumes of metal beverage cans and ends in North America tend to be highest during the period from April through September.

   Metal beverage containers and ends represent Ball's largest product line, accounting for approximately 67 percent of 2001 packaging segment net sales. Since 1998 we have been the largest beverage can producer in North America.

   Based on publicly available industry information, we estimate that our North American metal beverage container shipments were approximately 31 percent of total U.S. and Canadian shipments for metal beverage containers. We also estimate that five producers represent substantially all of the remaining metal beverage container shipments. Available industry information indicates the growth in industry-wide shipments was relatively flat from 1998 to 2001.

   In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage industry than in the
   U.S., particularly in the packaged beer industry, in which the market share of metal containers has been hindered by non-tariff trade barriers and restrictive taxes within Canada.

   Beverage container industry production capacity in the U.S. and Canada exceeds demand. In order to balance more closely capacity and demand within our business, we have consolidated our can and end manufacturing capacity into fewer, more efficient facilities with the closure of five plants during 1999, 2000 and 2001, as reported in Note 3 in our Annual Report to Shareholders, which can be found in Exhibit 13.1.

   The aluminum beverage can continues to compete aggressively with other packaging materials in the beer and soft drink industries.
   The glass bottle has shown resilience in the packaged beer industry, while the soft drink industry use of the PET bottle has grown. The beer industry has also begun the usage of plastic beer bottles.

   Two-piece and three-piece steel food containers are manufactured in the U.S. and Canada and sold primarily to food processors in the U.S. and Canada. In 2001 metal food container sales comprised approximately 19 percent of packaging segment net sales. Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal vegetable and salmon packs.

   In the metal food container industry, manufacturing capacity in North America exceeds demand. Approximately 33 billion steel food cans were shipped in the U.S. and Canada in 2001, of which approximately 17 percent were shipped by Ball.

   Since the second quarter of 2000, Ball and ConAgra Grocery Products Company have participated in a joint venture food can manufacturing company, Ball Western Can Company. Under this arrangement, Ball receives management fees and accounts for the results of its 50 percent-owned investment under the equity method.

   The steel food can competes with other packaging materials in the food industry including glass, aluminum, plastic and paper.
   As a result, this product line must increasingly focus on product innovation. Service, quality and price are deciding competitive factors.

   Polyethylene terephthalate (PET) packaging is Ball's newest product line, representing slightly less than 9 percent of packaging segment net sales in 2001. Demand for containers made of PET has increased in the beverage packaging industry and is expected to increase in the food packaging industry with improved technology and adequate supplies of PET resin. While PET beverage containers compete against metal, glass and cardboard, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. The latest publicly available projections indicate that the growth in overall PET demand over the next two years is expected to be between 7 and 8 percent. Based on research estimates from various sources, we believe Ball's share of the total U.S. and Canadian shipments is between 8 and 12 percent.

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

   Capacity has grown rapidly in the PRC, resulting in a supply/demand imbalance. As discussed above, we undertook a review of our options there and, as a result, have either closed or are closing several facilities. The Beijing manufacturing facility is one of the most technologically advanced plants in the PRC and the company's 32 percent-owned affiliate, Sanshui Jianlibao FTB
   Packaging Limited, is the largest can manufacturing facility in the PRC in terms of production capacity. For more information on operations in the PRC, see Item 2, Properties, and Exhibit 21.1, Subsidiary List.

   We are a 50 percent equity owner of a joint venture with BBM Participacoes S.A. producing two-piece aluminum cans and ends in
   Brazil. Ball also participates in joint ventures in Thailand, Taiwan and the Philippines, in addition to providing manufacturing technology and assistance to several can manufacturers around the world.

   Aerospace and Technologies Segment

   The aerospace and technologies segment includes civil space systems, defense operations, and commercial space operations. The defense operations business unit includes defense systems, systems engineering services, advanced antenna and video systems and electro-optics and cryogenic systems and components. Sales in the aerospace and technologies segment accounted for approximately
   11 percent of consolidated net sales in 2001. The commercial products and technologies business unit was closed in mid-2001.
   Additional details regarding this closure can be found in Note 3 to our consolidated financial statements, which can be found in
   Exhibit 13.1.

   The majority of the aerospace and technologies segment business involves work under contracts, generally of from one to five years in duration for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD), other U.S.
   government agencies and for foreign governments. Contracts funded by the various agencies of the federal government represented approximately 92 percent of segment sales in 2001. Major industry trends have not changed significantly, with DoD and NASA budgets remaining relatively stable. Consolidation in the aerospace and defense industries continues, and there is strong competition for business.

   Civil space systems, defense operations and commercial space operations include hardware, software and services to both U.S. and international customers, with emphases on space science, environmental and Earth sciences, defense and intelligence, manned missions and space exploration. Major contractual activities frequently involve the design, manufacture and testing of satellites, ground systems and payloads (including launch vehicle integration), as well as satellite ground station control hardware and software.

   Other hardware activities include:  electro-optics products for spacecraft guidance, control of instruments and sensors, and surveillance subsystems; target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and sensor cooling devices using either closed-cycle mechanical refrigerators or open-cycle solid and liquid cryogens; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors.

   Additionally, the aerospace and technologies segment provides diversified technical services and products to federal and local government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems needs.

   Backlog

   Backlog of the aerospace and technologies segment was approximately $431 million and $351 million at December 31, 2001 and 2000, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue.
   The 2001 backlog includes approximately $250 million expected to be billed during 2002, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $291 million at December 31, 2001. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

   The company's aerospace and technologies segment has contracts with the U.S. government or its contractors which have standard termination provisions. The government retains the right to terminate contracts at its convenience. However, if contracts are terminated in this manner, Ball is entitled to reimbursement for allowable costs and profits to the date of termination relating to authorized work performed to such date. U.S. government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints.

                                                                 Patents

   In the opinion of the company, none of its active patents is essential to the successful operation of its business as a whole.

                                                         Research and Development

   Note 18, "Research and Development," in the 2001 Annual Report to Shareholders contains information on company research and development activity and is incorporated herein by reference.

                                                               Environment

   Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. Using the most recent data available, in 2000 approximately 62 percent of aluminum containers,
   58 percent of steel cans and 22 percent of the PET containers sold in the U.S. were recycled.

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

                                                                Employees

   At the end of February 2002 the company employed approximately 9,950 people worldwide.

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

   Ball Aerospace and Technologies Corp. offices are located in Boulder, Colorado. The Colorado-based operations of this business occupy a variety of company-owned and leased facilities in Boulder, Broomfield and Westminster, which together aggregate approximately 1,300,000 square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations include facilities in California, Georgia, New Mexico, Ohio, Texas and
   Virginia.

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

                                                 Approximate
                                                 Floor Space in
   Plant Location                                Square Feet

   Metal packaging manufacturing facilities:
   North America
   Blytheville, Arkansas (leased)                     29,000
   Springdale, Arkansas                              286,000
   Richmond, British Columbia                        194,000
   Fairfield, California                             340,000
   Torrance, California                              265,000
   Golden, Colorado                                  500,000
   Tampa, Florida                                    275,000
   Kapolei, Hawaii                                   132,000
   Monticello, Indiana                               356,000
   Kansas City, Missouri                             225,000
   Saratoga Springs, New York                        153,000
   Wallkill, New York                                314,000
   Reidsville, North Carolina                        287,000
   Columbus, Ohio                                    167,000
   Findlay, Ohio                                     733,000
   Burlington, Ontario                               308,000
   Whitby, Ontario                                   200,000
   Guayama, Puerto Rico                              225,000
   Baie d'Urfe, Quebec                               211,000
   Chestnut Hill, Tennessee                          300,000
   Conroe, Texas                                     180,000
   Fort Worth, Texas                                 161,000
   Bristol, Virginia                                 241,000
   Williamsburg, Virginia                            400,000
   Seattle, Washington                               166,000
   Weirton, West Virginia (leased)                    85,000
   DeForest, Wisconsin                                45,000
   Milwaukee, Wisconsin                              161,000

   Asia
   Beijing, PRC                                      272,000
   Hubei (Wuhan), PRC                                193,000
   Shenzhen, PRC                                     271,000
   Zhuhai, PRC                                       180,000

                                                 Approximate
                                                 Floor Space in
   Plant Location                                Square Feet

   Plastic packaging manufacturing facilities:
   North America
   Chino, California (leased)                        240,000
   Ames, Iowa (leased)                               250,000
   Sioux City, Iowa                                  127,500
   Delran, New Jersey                                450,000
   Baldwinsville, New York (leased)                  240,000
   Watertown, Wisconsin                              111,000

   Asia
   Zhongfu, PRC (leased)                             112,000
   Hemei, PRC                                          2,000

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

   The company previously reported that it was notified on April 24, 1992, by the Muncie Race Track Steering Committee that the company may have been a PRP with respect to the disposal of waste at the Muncie Race Track Site located in Delaware County,
   Indiana. On February 15, 2001, General Motors Company, one of the PRPs at the site, filed a lawsuit against Ball and several other companies seeking contribution from them for past, present and future remedial costs at the site. On June 5, 2001, Ball and General Motors Company settled their dispute, and General Motors Company dismissed its lawsuit with prejudice. Based upon the information available to the company at the present time, the company believes that this matter is now concluded without any material adverse effect upon the liquidity, results of operations or financial condition of the company.

   The company previously reported that on August 1, 1997, the EPA sent notice of potential liability to 19 PRPs concerning past activities at one or more of the four Rocky Flats parcels (including land owned by Precision Chemicals now owned by Great Western
   Inorganics) at the Rocky Flats Industrial Park site (RFIP) located in Jefferson County, Colorado. The RFIP site also includes the
   AERRCO site and a site owned by Thoro Products Company. Based upon sampling at the site in 1996, the EPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. The EPA requested the PRPs to perform certain site work in 1996. These discussions have been ongoing. On December 19, 1997, the EPA issued an Administrative Order on Consent (AOC) to conduct the engineering estimates and cost analyses. The AOC has been finalized. The company has funded approximately $70,000 toward these costs. The PRPs have negotiated an agreement and the company contributed $5,000 as an initial group contribution. The company has agreed to pay 12 percent of the costs of cleanup at the
   AERRCO site and a percentage of the cleanup costs on the Thoro site. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   In October 2001 representatives of Vauxmont Intermountain Communities notified six of the PRPs at the AERRCO site, including the company, (AERRCO PRPs) that hazardous materials might have contaminated property owned by Vauxmont. The AERRCO site is contained within the Rocky Flats Industrial Park site. Vauxmont also alleges that it lost $7 million on a contract with a home developer for the purchase of a portion of the land. Vauxmont representatives requested that the AERRCO PRPs study any contamination to the
   Vauxmont real estate. The AERRCO PRPs agreed to undertake such a study and sought the EPA's final approval. Based on the information, or lack thereof available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   As previously reported, the company was notified on June 19, 1989, that the EPA has designated the company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that were released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the company, along with other companies whose alleged hazardous waste contributions to the
   Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the company, along with other above-described PRPs, were notified by the EPA that it was negotiating with the large-volume PRPs another consent order for performance of a site environmental study as a prerequisite to long-term remediation. The EPA and the large-
   volume PRPs offered a second de minimis program buyout for settlement of liability for remediation of the site, and the offer was made to certain PRPs, including the company. On August 10, 2001, the EPA issued a General Notice and Opportunity to Participate in De Minimis Settlement letter to the company and over 1,000 other PRPs. The company signed the Global Consent Decree for
   De Minimis Parties on September 6, 2001, and returned it to the EPA. Within 30 days of entry of the Consent Decree, the company will make one payment of $66,737 to the EPA and an additional payment of $53,668 to the large volume PRPs. Alltrista Corporation has agreed to reimburse the company for $116,311 of the $120,404 total payment. Once the Consent Decree is final, the company's and Alltrista Corporation's liability at the site will be resolved. The Consent Decree is expected to be finalized and entered in 2002. Based upon the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   As previously reported, during July 1992, the company received information that it had been named a PRP with respect to the
   Solvents Recovery of New England Site (SRSNE) located in Southington, Connecticut. According to the information received, it is alleged that the company contributed approximately 0.08816 percent of the waste contributed to the site on a volumetric basis.
   The PRP group has been involved in negotiations with the EPA regarding the remediation of the site. The company has paid approximately $17,500 toward site investigation and remediation efforts.

   The PRP group has spent $15 million through the end of 2001. Approximately $1.5 million more will be spent to complete a remedial investigation/feasibility study (RI/FS) and pay for remediation work through 2003. As of December 2001, projected remediation cost estimates for a bioremediation and enhanced oxidation system ranged from $20 million to $30 million. A de minimis offer was expected to be prepared in 2001, but there will be no proposals made in the foreseeable future. The PRP group offered a $5.5 million settlement to resolve the EPA claim of $16 million for past costs at the SRSNE site. PRP/EPA negotiations to resolve the past cost claims from the EPA have not been resolved and are not being actively pursued by the PRP group. A natural resources damage claim of approximately $3 million is anticipated. At the present time, there are no PRP group assessments for 2002.

   The EPA has also sought recovery for the Angelillo site which is related to the SRSNE site. Contaminated soil and empty drums were transferred from the SRSNE Site to the Angelillo site and removed by the EPA's contractor in 1996 and 1997. The EPA informed the PRP group in March 2000 of their intention to seek recovery of approximately $1,155,000 for work the EPA conducted at the
   Angelillo site. The company signed a Tolling Agreement with the EPA on April 20, 2000, regarding the Angelillo site. The PRP group and the EPA reached agreement on past EPA site costs for Angelillo. The company signed the Agreement for Recovery of Past
   Response Costs on March 20, 2001 and submitted it for the PRP group to hold until a sufficient number of PRPs (80-90 percent)
   responded in like manner. The company has not yet received notice that a sufficient number of PRPs have so responded. The company paid $885 on May 15, 2001, and $1,139 on December 5, 2001, for group assessments.

   Based on the information, or lack thereof available to the company at the present time, the company does not believe that these matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   The company previously reported that on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly-owned subsidiary of the company (renamed Ball Glass Container Corporation [Ball Glass]), the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Saint-Gobain
   Industries, Inc., and currently wholly owned by Saint-Gobain, received a general notification letter and information request from the EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive
   Environmental Response, Compensation and Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between PRP group members to fund the remedial investigation. The interim allocation approach requires that any payment will be based upon contribution to pollution. An AOC was executed by the PRP group and the EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The PRP group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the AOC, the group submitted to the EPA copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of
   California. The EPA then approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed RI/FS. The PRP group funded the RI/FS. The EPA and the PRP group have continued to negotiate a resolution of this matter. The EPA is requiring the PRP group to pay $331,000 of the EPA's past site operation costs plus interest. Such payment must be made within the next 3 years; however, the EPA has agreed to accept installment payments. The first such installment of $100,000 was anticipated to be made by the PRP group during the first quarter of 2001, but such payment was not made and is now expected to be made during the first or second quarter of 2002. However, the company paid its allocated percentage of $5,020 of the $100,000 on January 2001. The PRP group, de minimis members, including the company, have finalized their de minimis offer to the PRP group. The amount of the offer was $3.75 million with the company's share being $391,000
   (10 percent). In November 2001, PRP group members circulated a good-faith settlement offer to the EPA. If accepted, the company will be released from any further cleanup obligation or liability upon payment of its share of the de minimis settlement. In addition, Commercial Union, the company's general liability insurer, is defending this governmental action and is paying the cost of defense including attorneys' fees. Based on the information, or lack thereof available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   The company previously reported that in 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles
   County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals, which reversed the Trial Court. One non-regulated utility has appealed this decision to the California Supreme Court. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California Water
   Company, et al., as the lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C., which the company no longer owns, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the company for defense and indemnity. The company has in turn tendered this lawsuit to its liability carrier,
   Commercial Union, for defense and indemnity. Plaintiffs appear to be proceeding to join all companies, which are alleged to be
   PRPs in the various operable units in the San Gabriel Valley Superfund Site. The litigation, including the filing of answers by such joined parties, has been stayed pending the decision of the California Supreme Court as to whether the California Public
   Utilities Commission has sole jurisdiction over these cases since some of the defendants are regulated utilities. On February 4,
   2002, the California Supreme Court issued its written opinion upholding the decision of the Court of Appeals ruling that the plaintiffs may proceed with their toxic tort claims in the Trial Court against all defendants, including the company, who are non-regulated utilities. The stay remains in effect until a complex case management order is entered, and no responsive pleadings or motions are required while the stay is in effect. Similarly situated de minimis industry defendants are forming a joint defense group and the company will be invited to join. Based on the information, or lack thereof, available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company for this matter; however, based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   The company previously reported that in March of 1992, William Hallahan, an employee of the company's metal container plant in
   Saratoga Springs, New York, filed a workers' compensation claim alleging that he suffers from a form of leukemia that was caused by his exposure to certain chemicals used in the plant. The company denied the claim, and hearings on the matter were held before the Workers' Compensation Board of the State of New York. Testimony was concluded in April 1996. On January 14, 1997, the
   Administrative Law Judge (ALJ) filed his Memorandum of Decision finding in favor of the claimant. The decision was appealed, and the Workers' Compensation Board remanded the case back to the ALJ for further findings. The ALJ made those findings and the company again appealed the case. In June 1999, a three-judge panel of the Workers' Compensation Board reversed the decision of the ALJ and found that the claimant failed to show a causal relationship between the claimant's workplace and his disease in order to establish that he developed an occupational disease from an exposure at the plant. The Board then closed the case. The claimant appealed the case to the Full Workers' Compensation Board and alternatively to the Appellate Division of the New York
   State judicial system. On May 30, 2000, the Full Workers' Compensation Board denied Mr. Hallahan's appeal. On April 6, 2001, the
   General Counsel of the New York State Workers' Compensation Board deemed Mr. Hallahan's appeal to have been abandoned. On
   November 21, 2001, Mr. Hallahan filed a Petition to reopen the workers' compensation case on the basis that ethylene glycol monobutyl ethers (2-Buto-xylthanol) (EGBE) may have been the possible cause of Mr. Hallahan's leukemia. Mr. Hallahan's attorney requested the Board to reopen the case under its continuing jurisdiction. Claimant also claims that this information supports their expert witness' previous testimony at the hearing regarding the cause of Mr. Hallahan's leukemia. Mr. Hallahan's counsel also argued that the EPA supports the position that EGBE is a possible human carcinogen. The company filed a statement in opposition to Mr. Hallahan's petition to reopen the case. On February 4, 2002, the Board denied the request to reopen the case.
   Based on the information, or lack thereof, available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   As previously reported, on or about December 31, 1992, William Hallahan and his wife filed suit in the Supreme Court of the State of New York, County of Saratoga, against certain manufacturers of solvents, coatings and equipment, including Somerset
   Technologies Inc. and Belvac Production Machinery, seeking damages in the amount of $15 million for allegedly causing leukemia by exposing him to harmful toxins. Somerset and Belvac filed third-party complaints seeking contribution from the company for damages that they might be required to pay William Hallahan. The defendants, including the company, have filed a motion for summary judgment against the plaintiff requesting a judgment that the Workers' Compensation Board has determined this case against William Hallahan. Based upon the information available to the company at the present time, the company believes that this matter will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

   The company previously reported that on September 21, 1998, The Daiei Inc. (Daiei), a Japanese corporation, with its principal place of business in Tokyo, Japan, sued the company in United States District Court, Southern District of Indiana, Evansville
   Division (Court). Daiei alleged it is engaged in the retail sale of consumer goods and food products at stores throughout Japan.
   Daiei alleged that it purchased defective beer cans filled with beer from Evansville Brewing Company, Inc. (EBC) between April 6,
   1995 and July 20, 1995. Daiei alleged that the metal containers were defectively assembled and sealed by EBC at its production facility in Evansville, Indiana, on a machine that was inspected by representatives of Ball. Daiei further alleged Ball breached its warranty to provide metal containers that performed in a commercially reasonable manner and that the company's representatives were negligent in the repair of the sealing equipment owned by EBC. Daiei sought damages for the lost containers and product in the amount of $6 million. The company retained counsel and defended this case. The parties engaged in the discovery process and a Motion to Dismiss was filed by the company on several legal grounds. On March 31, 2000, the Court dismissed plaintiff's claim alleging negligence on the part of the company and its representatives, but denied the company's
   Motion to Dismiss Daiei's claim for breach of express and implied warranties. The case proceeded on Daiei's claim that the company allegedly breached express and implied warranties and warranties of fitness for a particular purpose with respect to the sale of beverage cans to Daiei by EBC. In a Court ordered settlement conference in December 2001, the parties settled this matter. The company believes that this matter is now concluded with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

   As previously reported on March 3, 2000, Pechiney Plastic Packaging, Inc., and Pechiney Emballage Flexible Europe (Pechiney)
   filed a lawsuit against Kortec, Inc.; Crown Cork and Seal Company, Inc.; Crown Cork and Seal Technologies Company and Ball
   Plastic Container Corp. in the U.S. District Court for the District of Massachusetts. Pechiney alleged that the defendants had infringed two of its patents with respect to methods and apparatus for injection molding and injection blow molding multi-layer plastic containers. Pechiney sought an injunction and damages. Kortec is a supplier to Ball Plastic Container Corp, of equipment for use in manufacturing multi-layered plastic bottles. Kortec agreed to defend Ball Plastic Container Corp. against the claims for infringement of patents arising out of the purchase and use of such equipment purchased from Kortec and assumed the defense of the action. The parties negotiated a settlement of this matter effective November 2, 2000. Pursuant to the terms of the settlement agreement, the company agreed to become a licensee of Pechiney in exchange for certain royalty payments. The company believes that this matter has been concluded without any adverse material effect upon the liquidity, results of operations or financial condition of the company.

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

   There were no matters submitted to the security holders during the fourth quarter of 2001.

                                                                Part II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters

   Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 5,834 common shareholders of record on March 1, 2002.

   Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the 2001 Annual Report
   to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

   The information required by Item 6 for the five years ended December 31, 2001, appearing in the section titled, "Five-Year Review of Selected Financial Data," of the 2001 Annual Report to Shareholders, is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

   "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Shareholders
   is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The information required by Item 7A appears under the caption, "Financial Instruments and Risk Management," within the
   "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2001 Annual Report to
   Shareholders, which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

   The consolidated financial statements and notes thereto of the 2001 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP, dated January 22, 2002, except for Note 14, as to which the date is February 22, 2002, included in the 2001 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There were no matters required to be reported under this item.

                                                               Part III

Item 10.  Directors and Executive Officers of the Registrant

   The executive officers of the company as of December 31, 2001, were as follows:

1.   George A. Sissel, 65, Chairman of the Board effective January 24, 2001; Chairman and Chief Executive Officer, January 1998 to
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
     Corporate Secretary and General Counsel, 1981-1987.

2.   R. David Hoover, 56, President and Chief Executive Officer since January 24, 2001; Vice Chairman, President and Chief Operating
     Officer, April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer, January 2000 to April 2000; Vice
     Chairman and Chief Financial Officer, 1998-2000; Executive Vice President and Chief Financial Officer, 1997-1998; Executive
     Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer,
     1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant
     Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and
     Administration, Management Services Division, 1983-1985.

3.   Raymond J. Seabrook, 50, Senior Vice President and Chief Financial Officer since April 2000; Senior Vice President, Finance,
     April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice
     President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

4.   Leon Midgett, 59, Executive Vice President and Chief Operating Officer, Packaging, since April 2000; Chief Operating
     Officer, Packaging, and President of North American Beer/Beverage, January 2000 to April 2000; President of North American
     Beer/Beverage, November 1995 to January 2000.

5.   Donald C. Lewis, 59, Vice President and General Counsel, since September 1998; Vice President, Assistant Corporate Secretary
     and General Counsel, 1997-1998; General Counsel and Assistant Corporate Secretary, 1995-1997; Associate General Counsel and
     Assistant Corporate Secretary, 1990-1995; Associate General Counsel, 1983-1990; Assistant General Counsel, 1980-1983; Senior
     Attorney, 1978-1980; General Attorney, 1974-1978.

6.   Albert R. Schlesinger, 60, Vice President and Controller, since January 1987; Assistant Controller, 1976-1986.

7.   Harold L. Sohn, 55, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products,
     1988-1993.

8.   David A. Westerlund, 51, Senior Vice President, Administration, since April 1998; Vice President, Administration, 1997-1998;
     Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice
     President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources,
     Ball-InCon Glass Packaging Corp., 1987-1988.

9.   Scott Morrison, 39, Treasurer since September 2000; Managing Director/Senior Banker of Corporate Banking, Bank One,
     Indianapolis, Indiana, 1995 to August 2000.

10.  John Hayes, 36, Vice President, Corporate Planning and Development, since April 2000; Senior Director, Corporate Planning and Development, February 1999 to April 2000; Vice President, Mergers and Acquisitions/Corporate Finance, Lehman Brothers,
     Chicago, Illinois, April 1993 to February 1999.

   Effective March 13, 2002, Albert Schlesinger assumed the duties of Chairman and Chief Executive Officer of Ball Asia Pacific,
   Ltd. and relinquished his duties as Vice President and Controller of Ball Corporation. Raymond J. Seabrook, the company's Senior
   Vice President and Chief Financial Officer, will temporarily assume the duties of Vice President and Controller until a new controller is elected at the company's next board meeting in April 2002.

   Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," on pages 3 through 5 and under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," on page 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2002, is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by Item 11 appearing under the caption, "Executive Compensation," on pages 7 through 13 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2002, is incorporated herein by reference. Additionally, the
   Ball Corporation 2000 Deferred Compensation Company Stock Plan and the Ball Corporation Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company's stock performance. Nonemployee directors also participate in the 2000 Deferred Compensation
   Company Stock Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 and 2 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2002, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

   The information required by Item 13 appearing under the caption, "Ratification of the Appointment of Independent Accountants," on
   page 15 of the company's proxy statement filed pursuant to Regulation 14A dated March 15, 2002, is incorporated herein by reference.

                                                                 Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1) Financial Statements:

        The following documents included in the 2001 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

           Consolidated statements of earnings - Years ended December 31, 2001, 2000 and 1999

           Consolidated balance sheets - December 31, 2001 and 2000

           Consolidated statements of cash flows - Years ended December 31, 2001, 2000 and 1999

           Consolidated statements of shareholders' equity and comprehensive earnings - Years ended December 31, 2001, 2000 and 1999

           Notes to consolidated financial statements

           Report of independent accountants

        (2) Financial Statement Schedules:

        There were no financial statement schedules required under this item.

        (3) Exhibits:

        See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)     Reports on Form 8-K:

        The registrant did not file or amend reports on Form 8-K during the fourth quarter of 2001.

FORWARD-LOOKING STATEMENTS
The company has made or implied certain forward-looking statements in this annual report. These forward-looking statements represent the company's goals and could vary materially from those expressed or implied. Some factors that could cause the company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; vegetable and fishing yields; power and natural resource costs;
difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials; changes in the pricing of the company's products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the inability to continue the purchase of the company's common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company's businesses and to satisfy the resulting credit obligations; regulatory action; federal and state legislation; increases in interest rates; labor strikes; increases in various employee benefits and labor costs; boycotts;
litigation involving antitrust; intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; international business and market risks such as the devaluation of international currencies; terrorist activity or war that disrupts the company's production or supply, or pricing of raw materials used in the production of the company's goods and services, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company's businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures. If the company is unable to achieve its goals, then the company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.

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

                                                     BALL CORPORATION
                                                     (Registrant)

                                                     By: /s/R. David Hoover
                                                         -----------------------------
                                                         R. David Hoover, President and
                                                           Chief Executive Officer
                                                         March 28, 2002

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

   (1)   Principal Executive Officer:

                                                                    President and Chief Executive
            /s/R. David Hoover                                      Officer
         ----------------------------------------------------
            R. David Hoover                                         March 28, 2002

   (2)   Principal Financial Accounting Officer and Acting
         Controller:

                                                                    Senior Vice President and Chief
            /s/Raymond J. Seabrook                                  Financial Officer; Acting Controller
         ----------------------------------------------------
            Raymond J. Seabrook                                     March 28, 2002

   (3)   A Majority of the Board of Directors:

            /s/Frank A. Bracken                               *     Director
         ----------------------------------------------------
            Frank A. Bracken                                        March 28, 2002

            /s/Howard M. Dean                                 *     Director
         ----------------------------------------------------
            Howard M. Dean                                          March 28, 2002

            /s/John T. Hackett                                *     Director
         ----------------------------------------------------
            John T. Hackett                                         March 28, 2002

            /s/R. David Hoover                                *     Director
         ----------------------------------------------------
            R. David Hoover                                         March 28, 2002

            /s/John F. Lehman                                 *     Director
         ----------------------------------------------------
            John F. Lehman                                          March 28, 2002

            /s/Ruel C. Mercure, Jr.                           *     Director
         ----------------------------------------------------
            Ruel C. Mercure, Jr.                                    March 28, 2002

            /s/Jan Nicholson                                  *     Director
         ----------------------------------------------------
            Jan Nicholson                                           March 28, 2002

            /s/George A. Sissel                               *     Chairman and Director
         ----------------------------------------------------
            George A. Sissel                                        March 28, 2002

            /s/William P. Stiritz                             *     Director
         ----------------------------------------------------
            William P. Stiritz                                      March 28, 2002

            /s/Stuart A. Taylor II                            *     Director
         ----------------------------------------------------
            Stuart A. Taylor II                                     March 28, 2002

   *By George A. Sissel as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which
   Power of Attorney has been filed with the Securities and Exchange Commission.

                                                     By:  /s/George A. Sissel
                                                        ---------------------
                                                        George A. Sissel
                                                        As Attorney-in-Fact
                                                        March 28, 2002

                                                    Ball Corporation and Subsidiaries
                                                        Annual Report on Form 10-K
                                                   For the year ended December 31, 2001

                                                            Index to Exhibits

      Exhibit
      Number     Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------

       3.i       Amended Articles of Incorporation as of August 2, 1996 (filed by incorporation by reference to the company's Form 10-Q filed May 14, 1997).

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

       4.1(b)    Senior Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman
                 Brothers Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, BancAmerica Robertson
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
                 1998) filed August 25, 1998.

       4.2(b)    Senior Subordinated Registration Rights Agreement, dated August 10, 1998, among Ball
                 Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated,
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

      Exhibit
      Number     Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------

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

      Exhibit
      Number     Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------

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

      10.16      Ball-InCon Glass Packaging Corp. Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3,
                 1994) filed August 17, 1994.

      10.17      Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

      10.18      Ball Corporation Split Dollar Life Insurance Plan (filed by incorporation by reference to the
                 Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

      10.19      Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, as amended October 23,
                 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996) filed November 13, 1996.

      10.20a     Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Stock Option grants in which the five named executive officers participate and which grants are referred to in the Executive Compensation section in the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the option grants was filed March 29, 1999.)

      10.20b     Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Restricted Stock grant in which the five named executive officers participate and which grants are referred to in the Executive Compensation section of the Ball Corporation Proxy
                 Statement dated March 15, 1999. (The form of the restricted grants was filed March 29, 1999.)

      10.20c     Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for certain cash incentive payments based upon the attainment of certain performance criteria.
                 (The form of the plan was filed March 29, 1999.)

      Exhibit
      Number     Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------

      10.21      Asset Purchase Agreement dated June 26, 1995, among Foster Ball, L.L.C. (since renamed
                 Ball-Foster Glass Container Co., L.L.C.), Ball Glass Container Corporation and Ball Corporation
                 (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995)
                 filed September 29, 1995.

      10.22      Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.) Amended and Restated
                 Limited Liability Company Agreement dated June 26, 1995, among Saint-Gobain Holdings I Corp., BG
                 Holdings I, Inc. and BG Holdings II, Inc. (filed by incorporation by reference to the Current
                 Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

      10.23      Asset Purchase Agreement dated August 10, 1998, among Ball Corporation and its Ball Metal
                 Beverage Container Corp. and Reynolds Metals Company (filed by incorporation by reference to the
                 Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

      10.24      Form of Severance Agreement (Change of Control Agreement) which exists between the company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31,
                 1988) filed March 25, 1989.

      10.25      Consulting Agreement between George A. Matsik and Ball Corporation dated October 18, 1999. (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1999) filed March 30, 2000.

      10.26      Ball Corporation 2000 Deferred Compensation Company Stock Plan. This plan is referred to in Item 11, the Executive
                 Compensation section of this Form 10-K. (Filed herewith.)

      10.27      Ball Corporation Deposit Share Program. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K. (Filed herewith.)

      11.1       Statement re:  Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements, "Earnings Per Share," in the 2001 Annual Report to Shareholders). (Filed herewith.)

      12.1       Statement re:  Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

      13.1       Ball Corporation 2001 Annual Report to Shareholders. (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the
                 Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

      Exhibit
      Number     Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------

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