Form 10-Q
period 2002-03-31
BALL CORP
filed 2002-05-15
CIK 9389

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
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the quarterly period ended March 31, 2002

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

                        Class                                            Outstanding at April 28, 2002
                    Common Stock,
                      without par value                                        56,796,419 shares

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                  For the period ended March 31, 2002

                                                                 INDEX

                                                                                              Page Number

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statements of Earnings for the
                   Three-Month Periods Ended March 31, 2002, and April 1, 2001                     3

                Unaudited Condensed Consolidated Balance Sheets at March 31, 2002, and
                   December 31, 2001                                                               4

                Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Three-Month Periods Ended March 31, 2002, and April 1, 2001                     5

                Notes to Unaudited Condensed Consolidated Financial Statements                     6

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  13

Item 3.         Quantitative and Qualitative Disclosures About
                   Market Risk                                                                    16

PART II.        OTHER INFORMATION                                                                 18

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                   Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF EARNINGS
                                                            ($ in millions)

                                                                                       Three Months Ended
                                                                             ----------------------------------------
                                                                               March 31, 2002         April 1, 2001
                                                                             ------------------     -----------------

 ---------------------------------------------------------------------------------------------------------------------

   Net sales                                                                    $    875.9             $   850.0

 ---------------------------------------------------------------------------------------------------------------------

   Costs and expenses
     Cost of sales (excluding depreciation and amortization)                         745.7                 722.4
     Depreciation and amortization (Notes 7 and 8)                                    35.7                  38.3
     Selling and administrative                                                       36.4                  34.3
     Receivable securitization fees and other (Note 9)                                 0.9                   3.0
                                                                            -------------------   --------------------
                                                                                     818.7                 798.0

 ---------------------------------------------------------------------------------------------------------------------

   Earnings before interest and taxes                                                 57.2                  52.0

 ---------------------------------------------------------------------------------------------------------------------

   Interest expense                                                                   17.4                  24.3
                                                                            -------------------   --------------------

   Earnings before taxes                                                              39.8                  27.7
   Provision for taxes                                                               (13.9)                 (9.7)
   Minority interests                                                                 (0.2)                  -
   Equity in earnings of affiliates                                                    1.8                   0.5
                                                                            -------------------   --------------------

   Net earnings                                                                       27.5                  18.5
   Preferred dividends, net of tax                                                     -                    (0.6)

 ---------------------------------------------------------------------------------------------------------------------

   Earnings attributable to common shareholders                                 $     27.5             $    17.9

 ---------------------------------------------------------------------------------------------------------------------

   Earnings per common share (Note 11 and 13)                                   $      0.49            $     0.33
                                                                            ===================   ====================

   Diluted earnings per share (Note 11 and 13)                                  $      0.48            $     0.31
                                                                            ===================   ====================

   Cash dividends declared per common share                                     $      0.09            $     0.075
                                                                            ===================   ====================

   See accompanying notes to unaudited condensed consolidated financial statements.

                                                   Ball Corporation and Subsidiaries
                                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            ($ in millions)

                                                                                March 31, 2002       December 31, 2001
                                                                              ------------------     -----------------
ASSETS
Current assets
   Cash and temporary investments                                               $     21.9             $    83.1
   Accounts receivable, net                                                          251.1                 172.0
   Inventories, net (Note 6)                                                         506.3                 449.3
   Deferred income tax benefits and prepaid expenses                                  81.8                  89.1
                                                                              -------------------    -----------------
     Total current assets                                                            861.1                 793.5

Property, plant and equipment, net (Note 7)                                          905.9                 904.4
Goodwill (Note 8)                                                                    348.9                 357.8
Intangibles and other assets (Note 8)                                                275.1                 257.9
                                                                              -------------------    -----------------
     Total Assets                                                               $  2,391.0             $ 2,313.6
                                                                              ===================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt (Note 9)               $    127.9             $   115.0
   Accounts payable                                                                  300.6                 258.5
   Accrued employee costs and other current liabilities                              170.4                 201.2
                                                                              -------------------    -----------------
     Total current liabilities                                                       598.9                 574.7

Long-term debt (Note 9)                                                            1,010.4                 949.1
Employee benefit obligations, deferred income taxes and
   other noncurrent liabilities                                                      281.2                 276.0
                                                                              -------------------    -----------------
     Total liabilities                                                             1,890.5               1,799.8
                                                                              -------------------    -----------------

Contingencies (Note 12)
Minority interests                                                                     8.4                   9.7
                                                                              -------------------    -----------------

   Common stock (76,415,483 shares issued - 2002;
   75,707,774 shares issued - 2001)(a)                                               492.8                 478.9
   Retained earnings                                                                 432.4                 410.0
   Accumulated other comprehensive loss                                              (35.5)                (43.7)
   Treasury stock, at cost (19,390,620 shares - 2002;                               (397.6)               (341.1)
       17,890,596 shares - 2001)(a)
                                                                              -------------------    -----------------
           Total shareholders' equity                                                492.1                 504.1
                                                                              -------------------    -----------------
     Total Liabilities and Shareholders' Equity                                 $  2,391.0             $ 2,313.6
                                                                              ===================    =================

   See accompanying notes to unaudited condensed consolidated financial statements.

   (a)  Share amounts have been retroactivity restated for the two-for-one stock split discussed in Note 13.

                                                   Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                       STATEMENTS OF CASH FLOWS
                                                            ($ in millions)

                                                                                       Three Months Ended
                                                                            ------------------------------------------
                                                                              March 31, 2002          April 1, 2001
                                                                            -------------------     ------------------

Cash flows from operating activities
   Net earnings                                                                 $     27.5             $    18.5
   Noncash charges to net earnings:
     Depreciation and amortization                                                    35.7                  38.3
     Deferred income taxes                                                             9.6                   6.0
     Other, net                                                                       (7.5)                 (3.9)
     Changes in working capital components                                          (115.3)               (199.5)
                                                                            -------------------     ------------------
       Net cash used in operating activities                                         (50.0)               (140.6)
                                                                            -------------------     ------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                        (30.0)                (18.9)
   Incentive loan receipts and other, net                                             (9.1)                 13.4
                                                                            -------------------     ------------------
       Net cash used in investing activities                                         (39.1)                 (5.5)
                                                                            -------------------     ------------------

Cash flows from financing activities
   Long-term borrowings                                                               85.0                 145.0
   Repayments of long-term borrowings                                                (16.8)                (13.0)
   Change in short-term borrowings                                                     7.9                  44.8
   Common dividends                                                                   (5.1)                 (4.1)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                          13.3                   9.6
   Acquisitions of treasury stock                                                    (56.4)                (32.6)
   Other, net                                                                          -                    (1.2)
                                                                            -------------------     ------------------
       Net cash provided by financing activities                                      27.9                 148.5
                                                                            -------------------     ------------------

Net Change in Cash and Temporary Investments                                         (61.2)                  2.4
Cash and Temporary Investments - Beginning of Period                                  83.1                  25.6
                                                                            -------------------     ------------------
Cash and Temporary Investments - End of Period                                  $     21.9             $    28.0
                                                                            ===================     ==================

   See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
March 31, 2002

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates
(collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions and conditions.  However, we believe that the financial statements reflect all adjustments, which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

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

2.  New Accounting Standards

In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement was effective for Ball beginning January 1, 2002.
There was no impact upon adoption of this standard.

The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."
SFAS No. 141 requires that the purchase method be used for business combinations. Its provisions became effective for acquisitions after June 30, 2001. SFAS No. 142 establishes accounting guidelines for intangible assets acquired outside of a business combination. It also addresses how goodwill and other intangible assets are to be accounted for after initial recognition in the financial statements. In general, goodwill and certain intangible assets will no longer be amortized but will be tested periodically for impairment. Resulting write-downs, if any, will be recognized in the statement of earnings. This statement became effective for
Ball beginning January 1, 2002. We are evaluating the impact on the company's results from adopting SFAS No. 142. At this time, we do not anticipate any impairment charges and 2002 net earnings are expected to improve by $8 million with the cessation of amortization. The impact of not amortizing goodwill in the first three months of 2002 was four cents per diluted share and full-year earnings are expected to increase by fifteen cents per diluted share.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, an amendment of SFAS 133, require all derivatives to be recorded on the balance sheet at fair value and establish new accounting practices for hedge instruments. The adoption of these statements, which became effective for Ball on January 1, 2001, has not had a significant impact on the company's earnings or financial condition.

Summary of Business by Segment                                                Three Months Ended
 ($ in millions)                                                     ---------------------------------------
                                                                      March 31, 2002         April 1, 2001
                                                                     ----------------      -----------------

Net Sales
North American metal beverage                                          $    505.7            $    504.1
North American metal food                                                   131.3                 133.9
North American plastic containers                                            81.0                  64.4
International                                                                35.3                  50.3
                                                                     ----------------      -----------------
   Total packaging                                                          753.3                 752.7
Aerospace and technologies                                                  122.6                  97.3
                                                                     ----------------      -----------------
   Consolidated net sales                                              $    875.9            $    850.0
                                                                     ================      =================

Operating Earnings
Packaging                                                              $     55.8            $     51.9
Aerospace and technologies                                                    9.8                   6.0
                                                                     ----------------      -----------------
   Segment earnings before interest and taxes                                65.6                  57.9
Corporate undistributed expenses, net                                        (8.4)                 (5.9)
                                                                     ----------------      -----------------
Earnings before interest and taxes                                           57.2                  52.0
Interest expense                                                            (17.4)                (24.3)
Provision for taxes on income                                               (13.9)                 (9.7)
Minority interests                                                           (0.2)                   -
Equity in earnings of affiliates                                              1.8                   0.5
                                                                     ----------------      -----------------
   Consolidated net earnings                                           $     27.5            $     18.5
                                                                     ================      =================

                                                                      March 31, 2002       December 31, 2001
                                                                     ----------------      -----------------
Net Investment
Packaging                                                              $  1,535.3            $  1,508.5
Aerospace and technologies                                                  196.6                 190.5
                                                                     ----------------      -----------------
   Segment net investment                                                 1,731.9               1,699.0
Corporate net investment and eliminations                                (1,239.8)             (1,194.9)
                                                                     ----------------      -----------------
   Consolidated net equity                                             $    492.1            $    504.1
                                                                     ================      =================

3.  Business Segment Information

Ball's operations are organized along its product lines and include two segments - the packaging segment and the aerospace and technologies segment. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements.

Packaging

The packaging segment includes the manufacture and sale of metal container products used primarily in beverage and food packaging and PET (polyethylene terephthalate) plastic container products used principally in beverage packaging.  Our consolidated packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). We also have investments in packaging companies in the PRC, Brazil and Thailand, which are accounted for under the equity method, and, accordingly, those results are not included in segment earnings or assets.

Aerospace and Technologies

The aerospace and technologies segment includes defense systems, civil space systems and commercial space systems.

4.  Business Consolidation Costs, Acquisitions and Other

In June 2001 Ball announced the reorganization of its PRC packaging business. As a part of the reorganization plan, we have exited the general line metal can business and have closed one PRC beverage can plant. We are in the process of closing another PRC beverage can plant and relocating production equipment. These remaining actions are expected to be completed during 2002. A
$237.7 million pretax charge ($185 million after tax and minority interest impact) was recorded in connection with this reorganization. The charge was comprised of: (1) $90.3 million to write-down fixed assets and related spare parts held for sale to net realizable value, including estimated cost to sell; (2) $64.4 million of goodwill to estimated recoverable amounts;
(3) $28.8 million for the acquisition of minority partner interests and write off of unrecoverable equity investments;
(4) $24 million of accounts receivable deemed uncollectible and inventories deemed unsalable, both as a direct result of the exit plan; (5) $13 million of severance cost and other employee benefits and (6) $17.2 million of decommissioning costs, miscellaneous taxes and other exit costs. Based on current estimates, positive cash flow of approximately $29 million, including tax recoveries, is expected upon the completion of the reorganization plan.

Also in the second quarter of 2001, we ceased operations in two commercial developmental product lines in our aerospace and technologies segment. A pretax charge of $16 million ($9.7 million after tax) was recorded in the second quarter of 2001. The charge was comprised of: (1) $10 million of accounts receivable deemed uncollectible and inventories deemed unsalable, both as a direct result of the exit plan; (2) $2 million to write-down fixed assets held for sale to net realizable value, including estimated costs to sell; (3) $3.6 million of decommissioning and other exit costs and (4) $0.4 million of severance and other employee benefit costs.

In November 2001 Ball announced the closure of its Moultrie, Georgia, plant to address overcapacity in the aluminum beverage can industry in North America. The plant was closed in December and the company recorded a pre-tax charge of $24.7 million
($15 million after tax). The charge included: (1) $15.8 million for the write-down of fixed assets held for sale and related machinery spare parts inventory to estimated net realizable value, including estimated costs to sell; (2) $4.7 million for severance and other employee benefit costs; (3) $3.2 million for other assets and decommissioning costs; and (4) $1 million for contractual pension and retirement obligations which have been included in the appropriate liability accounts. Based on current estimates, positive cash flow of approximately $4 million, including tax recoveries, is expected upon completion of the plant closure. This charge was offset in part by the reversal of $7.2 million ($4.5 million after tax) of the June 2001 restructuring charge, primarily due to original estimates exceeding net actual costs as activities are concluded.

Severance and other benefit costs are associated with the termination of 1,592 employees, primarily manufacturing and administrative personnel substantially all of who have been terminated. The carrying value of fixed assets remaining for sale in connection with the 2001 charges is $1.1 million.

The following table summarizes the activity related to the 2001 restructuring and plant closing costs during 2002:

($ in millions)                                  Pension/       Other
                                                 Employee       Assets/
                                                 Costs          Costs        Total
                                               -----------    ---------    ----------
Balance at December 31, 2001                   $   8.7        $  16.6      $  25.3

Payments                                          (2.7)          (3.2)        (5.9)
                                               -----------    ---------    ----------
Balance at March 31, 2002                      $   6.0        $  13.4      $  19.4
                                               ===========    =========    ==========

In the second quarter of 2000, the company recorded an $83.4 million pre-tax charge ($55 million after-tax, minority interests and equity earnings impact) for packaging business consolidation and investment exit activities in North America and the PRC.  The carrying value of fixed assets remaining for sale in connection with the 2000 business exit activities, as well as the remaining integration activities related to a 1998 acquisition, was approximately $6.1 million at March 31, 2002.  The remaining accrued employee severance and other exit costs at March 31, 2002, were less than $1 million.

Subsequent changes to the estimated costs of the 2001 and 2000 business consolidation activities, if any, will be included in current-period earnings.

5.  Acquisition

On December 28, 2001, Ball acquired substantially all of the assets of Wis-Pak Plastics, Inc. (Wis-Pak) for approximately $27.5 million. Additional payments of up to $10 million in total, including interest, are contingent upon the future performance of the acquired business through 2006. The contingent purchase price component will be recognized as the performance levels are achieved.
Under the acquisition agreement, Ball entered into a ten-year  agreement to supply 100 percent of Wis-Pak's annual PET container requirements, which are currently 550 million containers. The acquisition is not significant to the packaging segment's financial statements.

Subsequent increases in actual costs, if any, associated with the company's acquisitions will be included in current-period earnings while subsequent decreases, if any, will result in a reduction in goodwill.

6.  Inventories

   ($ in millions)                                                    March 31, 2002      December 31, 2001
                                                                     ----------------    ------------------

   Raw materials and supplies                                          $      152.5        $       148.9
   Work in process and finished goods                                         353.8                300.4
                                                                     ----------------    ------------------
                                                                       $      506.3        $       449.3
                                                                     ================    ==================

7.  Property, Plant and Equipment

   ($ in millions)                                                    March 31, 2002      December 31, 2001
                                                                     ----------------    ------------------

   Land                                                                $       48.9        $        49.5
   Buildings                                                                  463.7                456.8
   Machinery and equipment                                                  1,406.5              1,398.5
                                                                     ----------------    ------------------
                                                                            1,919.1              1,904.8
   Accumulated depreciation                                                (1,013.2)            (1,000.4)
                                                                     ----------------    ------------------
                                                                       $      905.9        $       904.4
                                                                     ================    ==================

Depreciation expense amounted to $34.8 million and $34.3 million for the three-month periods ended March 31, 2002, and April 1,
2001, respectively.

8.  Goodwill, Intangibles and Other Assets

   ($ in millions)                                                    March 31, 2002      December 31, 2001
                                                                     ----------------    ------------------

   Goodwill (net of accumulated amortization of $65.2 at
     March 31, 2002, and $65.2 at December 31, 2001)                   $      348.9        $       357.8
   Prepaid pension                                                            100.7                101.0
   Investments in affiliates                                                   75.2                 68.8
   Intangibles (net of accumulated amortization of $12.8 at
     March 31, 2002, and $11.9 at December 31, 2001)                           15.2                 10.8
   Other                                                                       84.0                 77.3
                                                                     ----------------    ------------------
                                                                       $      624.0        $       615.7
                                                                     ================    ==================

The change in goodwill relates to changes in the goodwill balance related to the Wis-Pak acquisition on December 28, 2001. Total amortization expense amounted to $0.9 million and $4.0 million for the three-month periods ended March 31, 2002, and April 1, 2001, respectively, of which $2.9 million related to the amortization of goodwill in the period ended April 1, 2001. Total annual intangible asset amortization expense will be approximately $3 to $4 million per year for the next five years.

The following table summarizes the earnings and per share impact of not amortizing goodwill for the first three months of 2002 and
2001.

                                       March 31,      Basic      Diluted       April 1,       Basic       Diluted
                                         2002          EPS         EPS           2001          EPS          EPS
                                      ----------    ----------  ----------    ----------    ----------  ----------
Net earnings                            $  27.5       $  0.49     $  0.48       $  18.5       $  0.33     $  0.31
Goodwill amortization, net of tax           -            -            -             2.5          0.05        0.04
                                      ----------    ----------  ----------    ----------    ----------  ----------
Adjusted net earnings                   $  27.5       $  0.49     $  0.48       $  21.0       $  0.38     $  0.35
                                      ==========    ==========  ==========    ==========    ==========  ==========

9.  Debt and Receivables Sales Agreement

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At March 31, 2002, approximately $509.3 million was available under the revolving credit facility portion of the Senior Credit Facility.

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

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at
March 31, 2002, and April 1, 2001. Fees incurred in connection with the sale of accounts receivable totaled $0.7 million for the first quarter of 2002 and $1.8 for the same period in 2001.

The company was not in default of any loan agreement at March 31, 2002, and has met all payment obligations.

10.  Shareholders' Equity

Accumulated other comprehensive loss of $35.5 million at March 31, 2002, and $43.7 million at December 31, 2001, includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

The following table summarizes total comprehensive earnings for the first quarters of 2002 and 2001:

                                                                              Three Months Ended
                                                                      ------------------------------------
   ($ in millions)                                                     March 31, 2002      April 1, 2001
                                                                      ----------------   -----------------

  Comprehensive Earnings
    Net earnings                                                        $     27.5         $     18.5
    Foreign currency translation adjustment                                    0.6               (4.3)
    Effective financial derivatives                                            7.6                0.0
    Minimum pension liability (net of tax)                                    (0.0)              (0.3)
                                                                      ----------------   -----------------
       Comprehensive earnings                                           $     35.7         $     13.9
                                                                      ================   =================

The company adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. Participants have until March 2003 to acquire shares in order to receive the matching restricted share grants. Restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. There are a total of 562,000 shares available for grant under this program, of which 383,747 have been granted as of March 31, 2002. This plan is accounted for as a variable plan where expense is recorded based upon the current market price of the company's common stock until restrictions lapse.  The company recorded $1.5 million and $0.2 million of expense in connection with this program in the first three months of 2002 and 2001, respectively.

11.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

  ($ in millions, except                                                          Three Months Ended
        per share amounts)                                              ---------------------------------------
                                                                          March 31, 2002        April 1, 2001
                                                                        ------------------    -----------------

  Earnings per Common Share
    Net earnings                                                            $   27.5              $   18.5
    Preferred dividends, net of tax                                              -                    (0.6)
                                                                        ------------------    -----------------
    Earnings attributable to common shareholders                            $   27.5              $   17.9
                                                                        ==================    =================

    Weighted average common shares (000s)                                   56,552                54,658
                                                                        ==================    =================

    Earnings per common share                                               $    0.49             $    0.33
                                                                        ==================    =================

  Diluted Earnings per Share
    Net earnings                                                                27.5                  18.5
    Adjustment for deemed ESOP cash contribution in
       lieu of the ESOP Preferred dividend                                       -                    (0.5)
                                                                        ------------------    -----------------
    Earnings attributable to common shareholders                            $   27.5              $   18.0
                                                                        ==================    =================

    Weighted average common shares (000s)                                   56,552                54,658
    Effect of dilutive stock options                                         1,193                   714
    Common shares issuable upon conversion of
       the ESOP Preferred stock                                                  0                 3,344
                                                                        ------------------    -----------------
    Weighted average shares applicable
       to diluted earnings per share                                        57,745                58,716
                                                                        ==================    =================

    Diluted earnings per share                                              $    0.48             $    0.31
                                                                        ==================    =================

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

13.  Stock Split

On January 23, 2002, the company's Board of Directors declared a two-for-one split of our stock, increased the quarterly dividend and authorized the repurchase of additional common shares.  The stock split was effective February 22, 2002, for all shareholders of record on February 1, 2002.  As a result of the stock split, all amounts related to earnings, options and outstanding shares have been retroactively restated as if the split had occurred as of January 1, 2001.

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

Packaging Segment

The packaging segment includes the manufacture and sale of metal containers used primarily in beverage and food packaging and PET
(polyethylene terephthalate) plastic containers used principally in beverage packaging. Our consolidated packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC).  We also have investments in packaging companies in the PRC, Brazil and Thailand, which are accounted for under the equity method, and accordingly, those results are not included in segment earnings or assets.  Packaging segment sales in the first quarter of 2002 were consistent with 2001.  Operating margins improved from 6.9% for the first three months of 2001 to 7.4% for the same period in
2002 as a result of improved operating results in China largely due to the company's restructuring actions taken in 2001 and our
PET operating results.

North American metal beverage container sales, which represented approximately 67 percent of segment sales in the first quarter of
2002, were consistent with the first quarter of 2001.  Operating margins were lower due to higher cost inventories related to planned production curtailments taken during 2001 sold in the first quarter partially offset by improved sales prices.  Operating margins are expected to improve throughout 2002 with lower manufacturing costs due to plants operating at near full capacity and continued improved sales prices.

We signed an agreement with Coors Brewing Company (Coors) for the manufacture and supply of essentially all of approximately
4.5 billion beverage cans and ends used by Coors annually of which approximately 3.5 to 3.6 billion will be produced in the joint venture plant and 900 million to 1.0 billion will be manufactured at our 100% owned facilities. Through a 50/50 joint venture, which is accounted for as an equity investment, Ball and Coors operate Coors' existing can and end facilities in Golden, Colorado. The joint venture and supply agreements commenced in January 2002 and had a minimal impact on first quarter results.

North American metal food container sales, which comprised approximately 17 percent of segment sales in 2002, were essentially flat compared to those in the first quarter of 2001 which were at record first quarter levels.

Plastic container sales, approximately 11 percent of segment sales in 2002, increased and were approximately 26 percent higher compared to the same period in 2001.  The increased sales were driven by internal growth as well as the company's acquisition of
Wis-Pak in December 2001.  Operating margins improved with lower energy, freight and warehousing costs.  Plastic bottle sales are predominantly to water and carbonated soft drink customers.

Sales were lower in the PRC due to the sale of general line business and other PRC restructuring efforts in the second half of 2001.
However, operating margins improved due to the business consolidation actions taken there during 2001.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment were 26 percent higher for the first quarter, compared to the same period in 2001.
The improvement in operating earnings for the first three months compared to the same period in 2001 was primarily the result of the strong sales, which were driven by growth in our U.S. government business, and by the disposition of two unprofitable aerospace product lines in 2001. Backlog at the end of the first quarter of 2002 was approximately $401 million compared to a backlog of
$431 million at the end of 2001. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within Item 1.

Interest and Taxes

Consolidated interest expense for the first quarter was $17.4 million compared to $24.3 million in 2001. Lower interest costs were attributable to lower interest rates and borrowings in 2002.  The company's consolidated average borrowing rate decreased to 6.3%
for first three months of 2002 versus 7.7% in the first three months of 2001.  The  effective income tax rates for 2002 and 2001, were both approximately 35 percent.

Results of Equity Affiliates

Equity in the net results of affiliates is largely attributable to our 50 percent ownership investment in Brazil and, to a lesser extent, our minority owned investments in the PRC and Thailand, the company's food joint venture with Conagra Foods and an aerospace business.  Results were earnings of $1.8 million in the first three months of 2002, compared to earnings of $0.5 million for the same period in 2001.  Earnings improvements were seen in all equity affiliates year over year.

Other Items

We took a number of actions in 2001 to address overcapacity in the industries in which we operate and to improve production efficiencies. In the first quarter of 2001, we began an extensive review of options available to us in connection with our investment in the PRC. Based upon that review, we announced in June 2001 a plan to exit the general line metal can business in the
PRC and to further reduce our PRC beverage can manufacturing capacity by closing two plants. We have since sold the general line business, closed one beverage can plant and are in the process of closing the second. Based on current estimates, positive cash flow of approximately $29 million, including tax recoveries, is expected upon the completion of this reorganization plan. Also in June
2001, we ceased operations in two commercial developmental product lines in our aerospace and technologies business. In mid-December
2001 we closed our Moultrie, Georgia, beverage can plant. To affect these actions, pre-tax charges totaling $271.2 million were recorded in 2001.

The charges recorded were based on the estimates of Ball management and actuaries and other third parties and were developed from information available at the time. Actual outcomes may vary from the estimates, and, as required, changes, if any, have been or will be reflected in current period earnings or as a reduction of goodwill. Additional details about our business consolidation and acquisition-related activities and associated costs are provided in Note 4 accompanying the consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the first quarter was $50 million, a significant improvement over the $141 million used during the same period in 2001.  The improvement in 2002 reflected planned inventory reductions, a decrease in refundable income taxes, included in working capital, which are in part expected to be realized in 2002, partially offset by the larger seasonal increase in accounts receivable.  Capital spending of $30.0 million in the first three months of 2002 was below depreciation expense of $34.8 million. We expect capital spending to be $160 million or less for the year.

Total debt increased to $1,138.3 million at March 31, 2002, compared to $1,064.1 million at December 31, 2001, partially the result of the seasonal working capital increase discussed above and the repurchase of our common shares. The debt-to-total capitalization ratio was 69 percent at March 31, 2002, compared to 67 percent at December 31, 2001. At March 31, 2002, approximately $509.3 million was available under the revolving credit facility portion of the Senior Credit Facility. Ball Asia Pacific Holdings Limited and its
consolidated subsidiaries had short-term uncommitted credit facilities of approximately $85 million at the end of the first quarter, of which $41 million was outstanding.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations, up to $125 million. Net funds received from the sale of the accounts receivable totaled $122.5 million at
March 31, 2002, and April 1, 2001.

The company was not in default of any loan agreement at March 31, 2002, and has met all payment obligations.

Additional details about the company's debt and receivables sales agreement are available in Note 9 accompanying the consolidated financial statements included within Item 1.

CONTINGENCIES

Details about the company's contingencies are available in Note 12 accompanying the consolidated financial statements included within Item 1.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and the company's common share repurchase program.

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding contracts at the end of the first quarter expire in less than one year and up to three years.
Included in shareholders' equity at March 31, 2002, within accumulated other comprehensive loss, is approximately $0.6 million of net gain associated with these contracts of which $6 million of loss is expected to be recognized in the consolidated statement of earnings during the remainder of 2002 that will be offset by higher revenue from fixed price sales contracts.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We manage this primarily through the use of cash flow hedges and, at times, derivatives that limit the cash flow impact but not necessarily the earnings impact in cases where they do not qualify for favorable accounting treatment. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 31, 2002, included pay-floating and pay-fixed interest rate swaps and swaption contracts. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments.
Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to five years. Although these instruments involve varying degrees of credit and interest risk, the counter parties to the agreements involve financial institutions, which are expected to perform fully under the terms of the agreements. Approximately
$0.9 million of loss associated with these contracts is included in other accumulated comprehensive loss at March 31, 2002 all of which is expected to be recognized in the consolidated statement of earnings during the remainder of 2002.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency risk exposures result from the strengthening of the U.S. dollar against the Hong Kong dollar, Canadian dollar, Chinese renminbi, Thai baht and
Brazilian real. We face currency exposures in our global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the first quarter expire in less than one year and their fair value was not significant.

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
Our objective in selling put options is to lower the average purchase price of acquired shares in connection with the share repurchase program. At March 31, 2002, there were put option contracts outstanding for 375,000 shares at an average price of $30.77 per share. Also in connection with the ongoing share repurchase program, in 2001 we entered into a forward share repurchase agreement to purchase shares of the company's common stock.  In January 2002, we purchased 736,800 shares under this agreement at an average price of $33.58 per share. We also entered into a share repurchase agreement during 2000 under which we purchased the remaining 1,021,000 shares in January 2001 at an average price of $17.58 per share.

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
Ineffective portions of changes in the fair value of cash flow hedges are recognized in current period earnings.  The adoption of this standard did not have a significant impact on the company's earnings or financial position.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of March 31, 2002, did not differ materially from the amounts reported as of December 31, 2001. Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report.  These forward-looking statements represent the company's goals and could vary materially from those expressed or implied.  Some factors that could cause the company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results;
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
goodwill impairment; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; international business and market risks such as the devaluation of international currencies; terrorist activity or war that disrupts the company's production or supply, or pricing of raw materials used in the production of the company's goods and services, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company's businesses' and successful or unsuccessful acquisitions, joint ventures or divestitures.  If the company is unable to achieve its goals, then the company's actual performance could vary materially from those goals expressed in the forward-looking statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ending March 31, 2002.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended March 31, 2002.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 31, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended March 31, 2002.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

       3.ii     Bylaws of Ball Corporation as amended on April 24, 2002
      20.1      Subsidiary Guarantees of Debt
      99.1      Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

 (b)  Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                                                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:        /s/  Raymond J. Seabrook
         Raymond J. Seabrook
         Senior Vice President and
            Chief Financial Officer

Date:    May 15, 2002

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                            March 31, 2002

                                                             EXHIBIT INDEX

                                   Description                                        Exhibit

Bylaws of Ball Corporation as amended on April 24, 2002 (Filed herewith)              EX-3.ii

Subsidiary Guarantees of Debt (Filed herewith.)                                       EX-20.1

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,
     as amended (Filed herewith.)                                                     EX-99.1