Form 10-Q
period 2002-06-30
BALL CORP
filed 2002-08-14
CIK 9389

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
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the quarterly period ended  June 30, 2002

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

                        Class                                            Outstanding at August 4, 2002
                  Common Stock,
                      without par value                                         56,745,824 shares

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                  For the period ended June 30, 2002

                                                                 INDEX

                                                                                              Page Number
                                                                                            ----------------

PART I.         FINANCIAL INFORMATION:

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Statements of Earnings for the Three-
                   and Six-Month Periods Ended June 30, 2002, and July 1, 2001                     3

                Unaudited Condensed Consolidated Balance Sheets at June 30, 2002, and
                   December 31, 2001                                                               4

                Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Six-Month Periods Ended June 30, 2002, and July 1, 2001                         5

                Notes to Unaudited Condensed Consolidated Financial Statements                     6

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  13

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                        15

PART II.        OTHER INFORMATION                                                                 18

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                   Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF EARNINGS
                                                            ($ in millions)

                                                       Three Months Ended               Six Months Ended
                                                 -----------------------------    ----------------------------
                                                 June 30, 2002    July 1, 2001    June 30, 2002   July 1, 2001
                                                 -------------    ------------    -------------   ------------

 ---------------------------------------------------------------------------------------------------------------

 Net sales                                          $ 1,034.2       $   992.6        $  1,910.1     $  1,842.6

 ---------------------------------------------------------------------------------------------------------------

 Costs and expenses
   Cost of sales (excluding depreciation and
     amortization)                                      862.9           851.3           1,608.6        1,573.7
   Depreciation and amortization (Notes 8 and 9)         37.1            38.8              72.8           77.1
   Business consolidation costs (Note 4)                  -             253.7               -            253.7
   Selling and administrative expenses                   39.3            26.6              75.7           60.9
   Receivable securitization fees and other
     (Note 6)                                             1.0             4.0               1.9            7.0
                                                 --------------  ---------------- -------------- ---------------
                                                        940.3         1,174.4           1,759.0        1,972.4

 ---------------------------------------------------------------------------------------------------------------

 Earnings (loss) before interest and taxes               93.9          (181.8)            151.1         (129.8)

 ---------------------------------------------------------------------------------------------------------------

 Interest expense                                        18.9            22.6              36.3           46.9
                                                 --------------  ---------------- -------------- ---------------

 Earnings (loss) before taxes                            75.0          (204.4)            114.8         (176.7)
 Provision for taxes                                    (26.3)           40.6             (40.2)          30.9
 Minority interests                                      (0.6)            1.2              (0.8)           1.2
 Equity in earnings of affiliates                         1.8             0.5               3.6            1.0
                                                 --------------  ---------------- -------------- ---------------

 Net earnings (loss)                                     49.9          (162.1)             77.4         (143.6)
 Preferred dividends, net of tax                          -              (0.6)              -             (1.2)

 ---------------------------------------------------------------------------------------------------------------

 Earnings (loss) attributable to
   common shareholders                              $    49.9       $  (162.7)       $     77.4     $   (144.8)

 ---------------------------------------------------------------------------------------------------------------

 Basic earnings (loss) per share (Note 12)(a)       $    0.89       $   (2.96)       $     1.37     $    (2.64)
                                                 ==============  ================ ============== ===============

 Diluted earnings (loss) per share (Note 12)(a)     $    0.87       $   (2.96)       $     1.34     $    (2.64)
                                                 ==============  ================ ============== ===============

 Cash dividends declared per common share(a)        $    0.09       $    0.075       $     0.18     $     0.15
                                                 ==============  ================ ============== ===============

                           See accompanying notes to unaudited condensed consolidated financial statements.

(a)  Share amounts have been retroactivity restated for the two-for-one stock split discussed in Note 14.

                                                   Ball Corporation and Subsidiaries
                                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           ($ in millions)

                                                                                June 30, 2002        December 31, 2001
                                                                              -----------------      -----------------

ASSETS
Current assets
   Cash and temporary investments                                              $        36.5          $        83.1
   Accounts receivable, net (Note 6)                                                   284.9                  172.0
   Inventories, net (Note 7)                                                           447.0                  449.3
   Deferred income tax benefits and prepaid expenses                                    67.3                   89.1
                                                                              -----------------      -----------------
     Total current assets                                                              835.7                  793.5

Property, plant and equipment, net (Note 8)                                            907.3                  904.4
Goodwill (Note 9)                                                                      351.7                  357.8
Intangibles and other assets (Note 9)                                                  279.1                  257.9
                                                                              -----------------      -----------------
     Total Assets                                                              $     2,373.8          $     2,313.6
                                                                              =================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt (Note 10)             $       122.4          $       115.0
   Accounts payable                                                                    306.3                  258.5
   Accrued employee costs and other current liabilities                                202.8                  201.2
                                                                              -----------------      -----------------
     Total current liabilities                                                         631.5                  574.7

Long-term debt (Note 10)                                                               910.0                  949.1
Employee benefit obligations, deferred income taxes and
   other noncurrent liabilities                                                        288.4                  276.0
                                                                              -----------------      -----------------
     Total liabilities                                                               1,829.9                1,799.8
                                                                              -----------------      -----------------

Contingencies (Note 13)
Minority interests                                                                       8.9                    9.7
                                                                              -----------------      -----------------

Shareholders' equity
   Common stock (76,746,276 shares issued - 2002;
   75,707,774 shares issued - 2001)(a)                                                 499.6                  478.9
   Retained earnings                                                                   477.2                  410.0
   Accumulated other comprehensive loss                                                (26.6)                 (43.7)
   Treasury stock, at cost (19,817,212 shares - 2002;
       17,890,596 shares - 2001)(a)                                                   (415.2)                (341.1)
                                                                              -----------------      -----------------
           Total shareholders' equity                                                  535.0                  504.1
                                                                              -----------------      -----------------
     Total Liabilities and Shareholders' Equity                                $     2,373.8          $     2,313.6
                                                                              =================      =================

                           See accompanying notes to unaudited condensed consolidated financial statements.

(a)  Share amounts have been retroactivity restated for the two-for-one stock split discussed in Note 14.

                                                   Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                       STATEMENTS OF CASH FLOWS
                                                            ($ in millions)

                                                                                        Six Months Ended
                                                                            ------------------------------------------
                                                                               June 30, 2002           July 1, 2001
                                                                            -------------------     ------------------

Cash flows from operating activities
   Net earnings (loss)                                                          $   77.4                $ (143.6)
   Noncash charges to net earnings:
     Depreciation and amortization                                                  72.8                    77.1
     Business consolidation costs, net of related earnings
       in equity affiliates and minority interests                                   -                     251.2
     Deferred income taxes                                                          15.5                     8.2
     Other, net                                                                     (2.5)                  (17.0)
     Changes in working capital components                                         (35.0)                 (189.4)
                                                                            -------------------     ------------------
       Net cash provided by (used in) operating activities                         128.2                   (13.5)
                                                                            -------------------     ------------------

Cash flows from investing activities
   Additions to property, plant and equipment                                      (64.4)                  (37.2)
   Miscellaneous investments and other, net                                        (10.1)                   17.6
                                                                            -------------------     ------------------
       Net cash used in investing activities                                       (74.5)                  (19.6)
                                                                            -------------------     ------------------

Cash flows from financing activities
   Long-term borrowings                                                              -                      55.0
   Repayments of long-term borrowings                                              (33.5)                  (26.0)
   Change in short-term borrowings                                                  (2.8)                   31.9
   Common dividends                                                                (10.2)                  (10.2)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                        20.1                    16.6
   Acquisitions of treasury stock                                                  (74.0)                  (32.6)
   Other, net                                                                        0.1                    (2.3)
                                                                            -------------------     ------------------
       Net cash provided by (used in) financing activities                        (100.3)                   32.4
                                                                            -------------------     ------------------

Net Change in Cash and Temporary Investments                                       (46.6)                   (0.7)
Cash and Temporary Investments - Beginning of Period                                83.1                    25.6
                                                                            -------------------     ------------------
Cash and Temporary Investments - End of Period                                  $   36.5                $   24.9
                                                                            ===================     ==================

                           See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
June 30, 2002

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
There was no financial impact upon adoption of this standard.

The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."
SFAS No. 141 requires that the purchase method be used for business combinations. Its provisions became effective for acquisitions after June 30, 2001. SFAS No. 142 establishes accounting guidelines for intangible assets acquired outside of a business combination. It also addresses how goodwill and other intangible assets are to be accounted for after initial recognition in the financial statements. In general, goodwill and certain intangible assets will no longer be amortized but will be tested periodically for impairment. Resulting write-downs, if any, will be recognized in the statement of earnings. This statement became effective for
Ball beginning January 1, 2002. We have performed the required impairment tests for the adoption of SFAS No. 142 and have determined that no impairment exists at this time. The impact of not amortizing goodwill in the first six months of 2002 increased diluted earnings per share by eight cents.  Full-year earnings are expected to increase by approximately $8 million after tax or fifteen cents per diluted share due to this accounting change.

3.  Business Segment Information

Ball's operations are organized along its product lines and include two segments - the packaging segment and the aerospace and technologies segment. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements.  A discussion of the company's accounting policies can be found in Ball's 2001 Annual Report.

Packaging

The packaging segment includes the manufacture and sale of metal container products used primarily in beverage and food packaging and PET (polyethylene terephthalate) plastic container products used principally in beverage packaging.  Our consolidated packaging operations are located in and serve North America (the U.S. and Canada) and Asia, primarily the People's Republic of China (PRC). We also have investments in packaging companies in North America, the PRC, Brazil and Thailand, which are accounted for using the equity method of accounting, and, accordingly, those results are not included in segment earnings or assets.

Aerospace and Technologies

The aerospace and technologies segment includes defense systems, civil space systems and commercial space systems.

Summary of Business by Segment                          Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                   June 30, 2002     July 1, 2001     June 30, 2002     July 1, 2001
                                                  -------------    --------------    -------------     -------------

Net Sales
North American metal beverage                      $    630.5        $   608.5         $ 1,136.2         $ 1,112.6
North American metal food                               153.7            156.1             285.0             290.0
North American plastic containers                        98.9             82.4             179.9             146.8
International                                            30.1             40.0              65.4              90.3
                                                  -------------    --------------    -------------     -------------
   Total packaging                                      913.2            887.0           1,666.5           1,639.7
Aerospace and technologies                              121.0            105.6             243.6             202.9
                                                  -------------    --------------    -------------     -------------
   Consolidated net sales                          $  1,034.2        $   992.6         $ 1,910.1         $ 1,842.6
                                                  =============    ==============    =============     =============

Consolidated Net Earnings
Packaging                                          $     89.4        $    67.6         $   145.2         $   119.5
Business consolidation costs (Note 4)                     -             (237.7)              -              (237.7)
                                                  -------------    --------------    -------------     -------------
   Total packaging                                       89.4           (170.1)            145.2            (118.2)
                                                  -------------    --------------    -------------     -------------
Aerospace and technologies                               11.7              7.5              21.5              13.5
Business consolidation costs (Note 4)                     -              (16.0)              -               (16.0)
                                                  -------------    --------------    -------------     -------------
   Total aerospace and technologies                      11.7             (8.5)             21.5              (2.5)
                                                  -------------    --------------    -------------     -------------
   Segment earnings (loss) before
     interest and taxes                                 101.1           (178.6)            166.7            (120.7)
Corporate undistributed expenses, net                    (7.2)            (3.2)            (15.6)             (9.1)
                                                  -------------    --------------    -------------     -------------
Earnings (loss) before interest and taxes                93.9           (181.8)            151.1            (129.8)
Interest expense                                        (18.9)           (22.6)            (36.3)            (46.9)
Provision for taxes                                     (26.3)            40.6             (40.2)             30.9
Minority interests                                       (0.6)             1.2              (0.8)              1.2
Equity in earnings of affiliates                          1.8              0.5               3.6               1.0
                                                  -------------    --------------    -------------     -------------
   Consolidated net earnings (loss)                $     49.9        $  (162.1)        $    77.4         $  (143.6)
                                                  =============    ==============    =============     =============

                                                                      June 30, 2002        December 31, 2001
                                                                     ----------------      -----------------
Net Investment
Packaging                                                               $  1,601.1            $  1,508.5
Aerospace and technologies                                                   203.8                 190.5
                                                                     ----------------      ----------------
   Segment net investment                                                  1,804.9               1,699.0
Corporate net investment and eliminations                                 (1,269.9)             (1,194.9)
                                                                     ----------------      ----------------
   Consolidated net investment                                          $    535.0            $    504.1
                                                                     ================      ================

4.  Business Consolidation Costs

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
(3) $28.8 million for the acquisition of minority partner interests and write-off of unrecoverable equity investments;
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

In November 2001 Ball announced the closure of its Moultrie, Georgia, plant to address overcapacity in the aluminum beverage can industry in North America. The plant was closed in December and the company recorded a pre-tax charge of $24.7 million ($15 million after tax). The charge included: (1) $15.8 million for the write-down of fixed assets held for sale and related machinery spare parts inventory to estimated net realizable value, including estimated costs to sell; (2) $4.7 million for severance and other employee benefit costs; (3) $3.2 million for other assets and decommissioning costs; and (4) $1 million for contractual pension and retirement obligations which have been included in the appropriate liability accounts. Based on current estimates, positive cash flow of approximately $4 million, including tax recoveries, is expected upon completion of the plant closure. This charge was offset in part by the reversal of $7.2 million ($4.5 million after tax) of the June 2001 restructuring charge, primarily due to original estimates exceeding net actual costs as activities were concluded.

Severance and other benefit costs related to the above actions are associated with 1,592 former employees, primarily manufacturing and administrative personnel. The carrying value of fixed assets remaining for sale in connection with the 2001 charges is less than $1 million.

The following table summarizes the activity related to the 2001 restructuring and plant closing costs during 2002:

($ in millions)
                                              Pension/       Other Assets/
                                           Employee Costs        Costs           Total
                                           --------------    -------------    ------------
Balance at December 31, 2001                $    8.7          $   16.6         $   25.3
Payments                                        (3.5)             (4.4)            (7.9)
                                           --------------    -------------    ------------
Balance at June 30, 2002                    $    5.2          $   12.2         $   17.4
                                           =============     =============    ============

In the second quarter of 2000, the company recorded an $83.4 million pre-tax charge ($55 million after-tax, minority interests and equity earnings impact) for packaging business consolidation and investment exit activities in North America and the PRC.  The carrying value of fixed assets remaining for sale in connection with the 2000 business exit activities, as well as the remaining integration activities related to a 1998 acquisition, was approximately $6.1 million at June 30, 2002.  The remaining accrued employee severance and other exit costs at June 30, 2002, were less than $1 million.

Subsequent changes to the estimated costs of the 2001 and 2000 business consolidation activities, if any, will be included in current-period earnings.

5.  Acquisition

On December 28, 2001, Ball acquired substantially all of the assets of Wis-Pak Plastics, Inc. (Wis-Pak) for approximately $27.5 million. Additional payments of up to $10 million in total, including interest, are contingent upon the future performance of the acquired business through 2006. The contingent purchase price component is being recognized as the performance levels are achieved.
Under the acquisition agreement, Ball entered into a ten-year agreement to supply 100 percent of Wis-Pak's annual PET container requirements, which are currently 550 million containers. The company announced in July 2002 that it will close one of the two acquired plants before the end of 2002. The after-tax cash costs associated with this closure are estimated to be less than
$1 million.

6.  Receivables Sales Agreement

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations.  In June 2002 the designated pool of receivables was increased to provide for sales of up to $175 million from the previous amount of $125 million. Net funds received from the sale of the accounts receivable totaled $157.5 million at
June 30, 2002, and $122.5 million at July 1, 2001. Fees incurred in connection with the sale of accounts receivable, which were lower in 2002 due to a decrease in interest rates, totaled $0.7 million and $1.4 million for the second quarter and first six months of 2002, respectively, and $1.5 million and $3.3 million for the same periods in 2001.

7.  Inventories

   ($ in millions)                                                    June 30, 2002       December 31, 2001
                                                                     ----------------    ------------------

   Raw materials and supplies                                          $      134.1        $       148.9
   Work in process and finished goods                                         312.9                300.4
                                                                     ----------------    ------------------
                                                                       $      447.0        $       449.3
                                                                     ================    ==================

8.  Property, Plant and Equipment

   ($ in millions)                                                    June 30, 2002       December 31, 2001
                                                                     ----------------    ------------------

   Land                                                                $       49.6        $        49.5
   Buildings                                                                  472.7                456.8
   Machinery and equipment                                                  1,431.8              1,398.5
                                                                     ----------------    ------------------
                                                                            1,954.1              1,904.8
   Accumulated depreciation                                                (1,046.8)            (1,000.4)
                                                                     ----------------    ------------------
                                                                       $      907.3        $       904.4
                                                                     ================    ==================

Depreciation expense amounted to $36.2 million and $71 million for the three- and six-months periods ended June 30, 2002, respectively, and $34.7 million and $69 million for the comparable periods ended July 1, 2001, respectively.

9.  Goodwill, Intangibles and Other Assets

   ($ in millions)                                                    June 30, 2002       December 31, 2001
                                                                     ----------------    ------------------

   Goodwill (net of accumulated amortization of $65.2 at June 30,
     2002, and December 31, 2001)                                      $      351.7        $       357.8
   Prepaid pension                                                            111.0                101.0
   Investments in affiliates                                                   77.1                 68.8
   Intangibles (net of accumulated amortization of $14.5 at
     June 30, 2002, and $12.7 at December 31, 2001)                            14.6                 11.1
   Other                                                                       76.4                 77.0
                                                                     ----------------    ------------------
                                                                       $      630.8        $       615.7
                                                                     ================    ==================

Total amortization expense amounted to $0.9 million and $1.8 million for the second quarter and first six months of 2002, respectively, and $4.1 million and $8.1 million for the same periods in 2001, respectively, of which $2.9 million and $5.8 million related to the amortization of goodwill in the 2001 periods. Based on intangible assets as of June 30, 2002, total annual intangible asset amortization expense is expected to be between $3 million and $4 million in each of the next five years.  The decrease in goodwill from December 31, 2001, largely reflects the reclassification of certain items to other intangible assets as valuations related to the Wis-Pak acquisition were finalized.

The following table summarizes the pro forma earnings and per share impact of not amortizing goodwill during 2001:

                                                        Three Months Ended              Six Months Ended
                                                    ----------------------------  ----------------------------
($ in millions, except per share amounts)           June 30, 2002   July 1, 2001  June 30, 2002  July 1, 2001
                                                    -------------  -------------  -------------  -------------

Net earnings (loss), as reported                       $   49.9       $(162.1)        $   77.4      $(143.6)
Add back goodwill amortization, net of tax                  -             2.4              -            4.9
                                                   --------------- --------------  ------------- -------------
Adjusted net earnings                                  $   49.9       $(159.7)        $   77.4      $(138.7)
                                                   =============== ==============  ============= =============

Basic Earnings per Share
   Basic earnings (loss) per share, as reported        $    0.89      $  (2.96)       $    1.37     $  (2.64)
   Add back goodwill amortization, net of tax               -             0.04             -            0.08
                                                   --------------- --------------  ------------- -------------
   Adjusted basic earnings (loss) per share            $    0.89      $  (2.92)       $    1.37     $  (2.56)
                                                   =============== ==============  ============= =============
Diluted Earnings per Share
   Diluted earnings (loss) per share, as reported      $    0.87      $  (2.96)       $    1.34     $  (2.64)
   Add back goodwill amortization, net of tax               -             0.04             -            0.08
                                                   --------------- --------------  ------------- -------------
   Adjusted diluted earnings (loss) per share          $    0.87      $  (2.92)       $    1.34     $  (2.56)
                                                   =============== ==============  ============= =============

10.  Debt

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At June 30, 2002, approximately $585 million was available under the revolving credit facility portion of the Senior Credit Facility. However, we notified our lenders in mid-July that based on our current financing needs, we do not intend to renew the $125 million short-term portion of the revolver as we have adequate funds available under the long-term portion.

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

Ball has provided a completion guarantee representing 50 percent of the $27.1 million of debt issued by our Brazilian joint venture that was used to fund the previous construction of facilities.

The company was not in default of any loan agreement at June 30, 2002, and has met all debt payment obligations.

11.  Shareholders' Equity

The company has several stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant.  In general options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At June 30, 2002, there were 3,546,542 options outstanding under these plans at a weighted average exercise price of $24.15 per share, of which 1,825,225 were exercisable at a weighted average exercise price of $18.98 per share.

The company adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. Participants have until March 2003 to acquire shares in order to receive the matching restricted share grants. Restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. There are a total of 561,500 shares available for grant under this program, of which 465,997 have been granted as of June 30, 2002. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company's common stock until restrictions lapse.  The company recorded $2.3 million and
$0.2 million of expense in connection with this program in the first six months of 2002 and 2001, respectively.  The increase in
2002 compared to 2001 is the result of the timing of the share grants as well as the higher price of Ball stock.

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

                                                         Minimum                                  Accumulated
                                    Foreign              Pension             Effective              Other
                                   Currency             Liability            Financial           Comprehensive
($ in millions)                   Translation          (net of tax)        Derivatives(a)           Loss
                                ----------------     ----------------     ----------------     ----------------

December 31, 2001                 $ (29.9)              $ (5.7)               $ (8.1)              $ (43.7)
Change                                8.4                  -                     8.7                  17.1
                                ----------------     ----------------     ----------------     ----------------
June 30, 2002                     $ (21.5)              $ (5.7)               $  0.6               $ (26.6)
                                ================     ================     ================     ================

(a)    Refer to Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for a discussion of the company's use of derivative financial instruments.

The following table summarizes total comprehensive earnings for the second quarters and six-month periods of 2002 and 2001:

                                                        Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                   June 30, 2002     July 1, 2001     June 30, 2002     July 1, 2001
                                                  -------------    --------------    -------------     -------------

Comprehensive Earnings
   Net earnings (loss)                              $   49.9         $ (162.1)         $   77.4          $ (143.6)
   Foreign currency translation adjustment               7.9              6.8               8.4               2.5
   Effect of derivative instruments                      1.0             (1.0)              8.7              (1.0)
   Minimum pension liability (net of tax)                -                0.1               -                (0.2)
                                                  -------------    --------------    -------------     -------------
     Comprehensive earnings (loss)                  $   58.8         $ (156.2)         $   94.5          $ (142.3)
                                                  =============    ==============    =============     =============

12.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

                                                        Three Months Ended             Six Months Ended
                                                   ------------------------------ ----------------------------
  ($ in millions, except per share amounts)        June 30, 2002   July 1, 2001   June 30, 2002  July 1, 2001
                                                   -------------- --------------- ------------- --------------
  Basic Earnings per Share
  Net earnings (loss)                                $    49.9      $ (162.1)       $   77.4      $ (143.6)
  Preferred dividends, net of tax                            -          (0.6)              -          (1.2)
                                                   -------------- --------------- ------------- --------------
  Earnings (loss) attributable to common
     shareholders                                    $    49.9      $ (162.7)       $   77.4      $ (144.8)
                                                   ============== =============== ============= ==============

  Weighted average common shares (000s)                 56,302         54,992         56,426        54,826
                                                   ============== =============== ============= ==============

  Basic earnings (loss) per share                    $    0.89     $   (2.96)      $    1.37     $   (2.64)
                                                   ============== =============== ============= ==============

  Diluted Earnings per Share
  Net earnings (loss)                                $    49.9      $ (162.1)       $   77.4      $ (143.6)
  Adjustment for deemed ESOP cash contribution in
    lieu of the ESOP Preferred dividend                      -          (0.4)              -          (0.9)
                                                   -------------- --------------- ------------- --------------
  Earnings (loss) attributable to common
    shareholders                                     $    49.9      $ (162.5)       $   77.4      $ (144.5)
                                                   ============== =============== ============= ==============

  Weighted average common shares (000s)                 56,302         54,992         56,426         54,826
  Effect of dilutive stock options                       1,274            804          1,264            762
  Common shares issuable upon conversion of the
    ESOP Preferred stock                                     -          3,268              -          3,306
                                                   -------------- --------------- ------------- --------------
  Weighted average shares applicable to diluted
    earnings per share                                  57,576         59,064         57,690         58,894
                                                   ============== =============== ============= ==============
  Diluted earnings (loss) per share                  $    0.87      $  (2.96)(1)    $   1.34     $   (2.64)(1)
                                                   ============== =============== ============= ==============

(1)  The diluted loss per share in the second quarter and first six months of 2001 is the same as the net loss per common share because the assumed exercise of stock options and conversion of the ESOP Preferred stock would have been antidilutive.

13.  Contingencies

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

14.  Stock Split

On January 23, 2002, the company's Board of Directors declared a two-for-one stock split, increased the quarterly dividend and authorized the repurchase of additional common shares.  The stock split was effective February 22, 2002, for all shareholders of record on February 1, 2002.  As a result of the stock split, all amounts related to earnings, options and outstanding shares have been retroactively restated as if the split had occurred as of January 1, 2001.

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

Packaging Segment

The packaging segment includes the manufacture and sale of metal containers used primarily in beverage and food packaging and PET
(polyethylene terephthalate) plastic containers used principally in beverage packaging. Our consolidated packaging operations are located in and serve North America (the U.S. and Canada) and the People's Republic of China (PRC).  We also have investments in packaging companies in North America, the PRC, Brazil and Thailand, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment earnings or assets.  Packaging segment sales in the second quarter and first six months of 2002 were 3 percent and 2 percent higher, respectively, than in the same periods of 2001.  Operating margins improved from 7.6 percent and 7.3 percent in the second quarter and first six months of 2001, excluding the business consolidations charge recorded in the second quarter, to 9.8 percent and 8.7 percent for the same periods in 2002.  The improvements reflect improved operating results in China, largely due to the company's restructuring actions taken in 2001, price increases and higher operating rates in the beverage can product line, and general improvement in the company's PET product line.

North American metal beverage container sales, which represented approximately 69 percent of segment sales in the second quarter of
2002 and 68 percent in the first six months, were slightly higher than in the second quarter and first six months of 2001, largely due to price increases and Ball's agreement with Coors Brewing Company (Coors) under which approximately 900 million to 1 billion cans and ends annually are manufactured at Ball facilities and sold to Coors. Sales under this agreement began in the first quarter of 2002. Operating margins in this product line were higher as a result of plants operating at near full capacity coupled with improved sales prices.

Through a 50/50 joint venture, which is accounted for as an equity investment, Ball and Coors operate Coors' can and end facilities in Golden, Colorado. The joint venture will supply Coors with approximately 3.5 billion beverage cans and ends annually under agreements which commenced in January 2002.

North American metal food container sales, which comprised approximately 17 percent of segment sales in the second quarter and first six months of 2002, were essentially flat compared to those in 2001 which were at record levels. We have signed a new multi-year contract with a food can customer that will expand our food can business base.  This customer will exit a portion of its self-manufacturing operations early in 2003. To accommodate this new business and convert existing three-piece food can customers to two-piece cans, we are adding a new two-piece steel can line in our Milwaukee plant capable of producing approximately 1.2 billion cans per year.  Although we will incur start-up costs associated with this new line, full-year 2002 earnings are anticipated to be similar to 2001's record results.

Plastic container sales, approximately 11 percent of segment sales in 2002, were 20 percent higher in the second quarter of 2002 compared to 2001 and 23 percent higher in the first six months.  The increase in sales, which are predominantly to water and carbonated soft drink customers, was driven by internal growth as well as the company's acquisition of Wis-Pak Plastics, Inc.
(Wis-Pak) in December 2001.  Operating margins also improved as a result of lower energy, freight and warehousing costs.  Four new lines have been added to our facilities during the first six months of the year to help meet the increased demand.

Sales were lower in the PRC in the first six months of 2002 due to the shutdown and sale of the general line can business and other
PRC restructuring efforts in the second half of 2001.  However, operating earnings improved by more than $5 million due to the business consolidation actions taken during 2001.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment were 15 percent and 20 percent higher in the second quarter and first six months of
2002, compared to the same periods in 2001, primarily in defense and civil space operations.  The increase is due to a combination of newly awarded contracts and additions to previously awarded contracts.  The improvement in operating earnings for the first six months compared to the same period in 2001 was primarily the result of the strong sales, which were driven by growth in our U.S.
government business, and by the disposition of two unprofitable aerospace product lines in 2001. Backlog at the end of the second quarter of 2002 was approximately $462 million compared to a backlog of $431 million at the end of 2001 and $376 million at July 1,
2001. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within Item 1.

Interest and Taxes

Consolidated interest expense was $18.9 million and $36.3 million for the second quarter and first six months of 2002, respectively, compared to $22.6 million and $46.9 million for the same periods in 2001, respectively. Lower interest costs were attributable to lower interest rates and borrowings in 2002.  The company's consolidated average borrowing rate decreased to 6.5 percent for the first half of 2002 versus 7.4 percent in the first half of 2001.

The consolidated effective income tax rate was 35 percent in the first six months of 2002 compared to 17 percent in 2001.  Excluding the effect of business consolidation costs in 2001, Ball's effective income tax rates were 35 percent for both periods. The lower rate of 17 percent on the loss in the first six months of 2001 reflected the impact of currently nondeductible goodwill as well as currently unrealized capital losses included in the second quarter 2001 charge for business consolidation costs in the PRC.

Results of Equity Affiliates

Equity in the net results of affiliates is largely attributable to our 50 percent ownership investments in North America and Brazil and, to a lesser extent, an aerospace business and our minority owned investments in the PRC and Thailand.  Earnings of $3.6 million in the first six months of 2002 were higher compared to $1 million for the same period in 2001 with improvements seen in all equity affiliates year over year, except in Brazil where earnings were negatively impacted by lower volumes and foreign currency devaluations.

Other Items

The company announced in July 2002 that it will close one of the two plants it acquired in the acquisition of Wis-Pak and will consolidate its operations with an existing plastic bottle plant.  The after-tax cash costs associated with this closure are estimated to be less than $1 million.

In 2001 we announced a plan to exit the general line metal can business in the PRC and to further reduce our PRC beverage can manufacturing capacity by closing two plants. We have since sold the general line business, closed one beverage can plant and are in the process of closing the second. Based on current estimates, positive cash flow of approximately $29 million, including tax recoveries, is expected upon the completion of this reorganization plan. Also in June 2001, we ceased operations in two commercial developmental product lines in our aerospace and technologies business. These actions combined had an approximate $10 million impact on operating earnings in the first six months of 2002 compared to the same period in 2001. In mid-December 2001 we closed the
Moultrie, Georgia, beverage can plant. To affect these actions, pre-tax charges totaling $271.2 million were recorded in 2001.

The amounts recorded were based on the estimates of Ball management and actuaries and other third parties and were developed from information available at the time. Actual outcomes may vary from the estimates, and, as required, changes, if any, have been or will be reflected in current period earnings or, in the case of the Wis-Pak acquisition, as a reduction of goodwill. Additional details about our business consolidation and acquisition-related activities and associated costs are provided in Note 4 accompanying the consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the second quarter was $178.2 million, a significant improvement over the second quarter 2001 cash flow of $127.1 million. For the first six months, cash flow from operations was $128.2 million compared to usage of $13.5 million in the same period in 2001.  The improvements in 2002 reflected planned inventory reductions, changes in accounts payable terms and
$35 million from the sale of additional accounts receivable in accordance with the company's receivables sales agreement discussed below.  Capital spending of $64.4 million in the first six months of 2002 was below depreciation expense of $71 million. We expect capital spending to be around $160 million for the year, with increased spending in the metal food and PET product lines for new lines necessitated by increased demand.

Total debt decreased to $1,032.4 million at June 30, 2002, compared to $1,064.1 million at December 31, 2001. The debt-to-total capitalization ratio was 65.5 percent at June 30, 2002, compared to 67.4 percent at December 31, 2001. At June 30, 2002, approximately $585 million was available under the revolving credit facility portion of the Senior Credit Facility. However, we notified our lenders in mid-July that based on our financing needs, we do not intend to renew the $125 million short-term portion of the revolver as we have adequate funds available under the long-term portion. Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $82 million at the end of the first quarter, of which $45.4 million was outstanding.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations.  In June 2002 the designated pool of receivables was increased to provide for sales of up to $175 million from the previous amount of $125 million. Net funds received from the sale of the accounts receivable totaled $157.5 million at
June 30, 2002, and $122.5 million at July 1, 2001.

The company was not in default of any loan agreement at June 30, 2002, and has met all debt payment obligations.

Additional details about the company's debt and receivables sales agreement are available in Notes 10 and 6, respectively, accompanying the consolidated financial statements included within Item 1.

CONTINGENCIES

Details about the company's contingencies are available in Note 13 accompanying the consolidated financial statements included within Item 1.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and the company's common share repurchase program.

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding contracts at the end of the second quarter expire in less than one year and up to three years.
Included in shareholders' equity at June 30, 2002, within accumulated other comprehensive loss, is approximately $3.8 million of net gain associated with these contracts of which $2.8 million of loss is expected to be recognized in the consolidated statement of earnings during the remainder of 2002 that will be offset by higher revenue from fixed price sales contracts.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 30, 2002, included pay-floating and pay-fixed interest rate swaps and swaption contracts. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to four years. Although these instruments involve varying degrees of credit and interest risk, the counter parties to the agreements are financial institutions, which are expected to perform fully under the terms of the agreements. Approximately $3 million of mark-to-market loss associated with these contracts is included in other accumulated comprehensive loss at June 30, 2002, all of which is expected to be recognized in the consolidated statement of earnings during the remainder of 2002.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency risk exposures result from the strengthening of the U.S. dollar against the Hong Kong dollar, Canadian dollar, Chinese renminbi, Thai baht and
Brazilian real. We face currency exposures in our global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the second quarter expire in less than one year and their fair value was not significant.

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
Our objective in selling put options is to lower the average purchase price of acquired shares in connection with our ongoing share repurchases. At June 30, 2002, there were put option contracts outstanding for 325,000 shares at an average price of $31.36 per share. Also in connection with the share repurchase program, in 2001 we entered into a forward share repurchase agreement to purchase shares of the company's common stock.  In January 2002 we purchased 736,800 shares under this agreement at an average price of $33.58 per share and in July 2002 we purchased an additional 195,600 shares at an average price of $45.49.  We also entered into a share repurchase agreement during 2000 under which we purchased 1,021,000 shares in January 2001 at an average price of $17.58 per share.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of June 30, 2002, did not differ materially from the amounts reported as of December 31, 2001. Actual changes in market prices or rates may differ from hypothetical changes.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report.  These forward-looking statements represent the company's goals and could vary materially from those expressed or implied.  From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public.  As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuation in customer growth and demand; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results;
lack of productivity improvement or production cost reductions; the weather; vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials; changes in the pricing of the company's products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the inability to continue the purchase of the company's common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company's businesses and to satisfy the resulting credit obligations; regulatory action or federal and state legislation including recycling or mandatory deposit laws or mandated corporate governance and financial reporting laws; increases in interest rates; labor strikes; increases in various employee benefits and labor costs; boycotts; litigation involving antitrust; intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment;
changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding, technical risk and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty associated with performance of aerospace segment contracts; international business and market risks such as the devaluation of international currencies; the ability or inability to pass on to customers changes in raw material costs, particularly resin, steel and aluminum; pricing and ability or inability to sell scrap associated with the production of metal containers, international business risks (including foreign exchange rates) particularly in developing countries such as China and Brazil; terrorist activity or war that disrupts the company's production, supply, or pricing of raw materials used in the production of the company's goods and services, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company's businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith.  If the company is unable to achieve its goals, then the company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.
The company does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports.  You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and
10-K reports to the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on or about December 31, 1992, William Hallahan and his wife filed suit in the Supreme Court of the State of
New York, County of Saratoga, against certain manufacturers of solvents, coatings and equipment, including Somerset Technologies,
Inc. (Somerset) and Belvac Production Machinery (Belvac), seeking damages in the amount of $15 million for allegedly causing leukemia by exposing him to harmful toxins. Somerset and Belvac filed third-party complaints seeking contribution from the company for damages that they might be required to pay William Hallahan. The defendants, including the company, filed a motion for summary judgment against the plaintiff requesting a judgment that the Workers' Compensation Board has determined this case against William
Hallahan. On July 3, 2002, the Court entered a decision in favor of the defendants and the company but has not yet entered judgment on the decision.  The plaintiffs have 30 days from the entry of judgment to appeal this decision.  Based upon the information available to the company at the present time, the company believes that this matter will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended June 30, 2002.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 24, 2002. Matters voted upon by proxy were (1) the election of two directors for three-year terms expiring in 2005 and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002. The results of the vote were as follows:

                                                                                Against/           Abstained/
                                                               For              Withheld         Broker Non-Vote
                                                        ----------------    ---------------    --------------------

   Election of directors for terms expiring in 2005:
     William P. Stiritz                                    49,217,210           535,772                      0
     Stuart A. Taylor II                                   49,565,526           187,456                      0

   Appointment of PricewaterhouseCoopers
     LLP as independent accountants for 2002               48,547,961         1,598,294                246,338

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended June 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         20.1     Subsidiary Guarantees of Debt
         99.1     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)      Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                                                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:        /s/  Raymond J. Seabrook
         Raymond J. Seabrook
         Senior Vice President and
            Chief Financial Officer

Date:    August 14, 2002

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                             June 30, 2002

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