Form 10-Q
period 2002-09-29
BALL CORP
filed 2002-11-14
CIK 9389

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
                                                OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the quarterly period ended September 29, 2002

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

                      Class                                       Outstanding at October 27, 2002
                  Common Stock,
                   without par value                                    56,827,822 shares

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                For the period ended September 29, 2002

                                                                 INDEX

                                                                                              Page Number
                                                                                            ----------------
PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements

            Unaudited Condensed Consolidated Statements of Earnings for the Three-
               and Nine-Month Periods Ended September 29, 2002, and September 30, 2001             3

            Unaudited Condensed Consolidated Balance Sheets at September 29, 2002,
               and December 31, 2001                                                               4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
               Nine-Month Periods Ended September 29, 2002, and September 30, 2001                 5

            Notes to Unaudited Condensed Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                      15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                            18

Item 4.     Controls and Procedures                                                               20

PART II.    OTHER INFORMATION                                                                     21

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                   Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                        STATEMENTS OF EARNINGS
                                                            ($ in millions)

                                                        Three Months Ended               Nine Months Ended
                                                 -------------------------------  -------------------------------
                                                  September 29,   September 30,    September 29,   September 30,
                                                      2002            2001             2002            2001
                                                 --------------- ---------------  --------------- ---------------

-----------------------------------------------------------------------------------------------------------------
 Net sales                                          $ 1,038.6       $ 1,000.5       $  2,948.7      $  2,843.1
-----------------------------------------------------------------------------------------------------------------

 Costs and expenses
   Cost of sales (excluding depreciation and
     amortization)                                      866.8           853.0          2,475.4         2,426.7
   Depreciation and amortization (Notes 8
     and 9)                                              36.2            37.6            109.0           114.7
   Business consolidation costs (Note 5)                  -               -                -             253.7
   Selling and administrative expenses                   41.3            30.7            117.0            91.6
   Receivable securitization fees and other
     (Note 6)                                             0.9             1.7              2.8             8.7
                                                 --------------- ---------------  --------------- ---------------
                                                        945.2           923.0          2,704.2         2,895.4
 ----------------------------------------------------------------------------------------------------------------
 Earnings (loss) before interest and taxes               93.4            77.5            244.5           (52.3)
 ----------------------------------------------------------------------------------------------------------------

 Interest expense                                        18.8            21.6             55.1            68.5
                                                 --------------- ---------------  --------------- ---------------
 Earnings (loss) before taxes                            74.6            55.9            189.4          (120.8)
 Provision for taxes                                    (26.1)          (19.6)           (66.3)           11.3
 Minority interests                                      (0.6)           (0.5)            (1.4)            0.7
 Equity in earnings of affiliates                         2.1             0.5              5.7             1.5
                                                 --------------- ---------------  --------------- ---------------
 Net earnings (loss)                                     50.0            36.3            127.4          (107.3)
 Preferred dividends, net of tax                          -              (0.6)             -              (1.8)
 ----------------------------------------------------------------------------------------------------------------
 Earnings (loss) attributable to
   common shareholders                              $    50.0       $    35.7       $    127.4      $   (109.1)
 ----------------------------------------------------------------------------------------------------------------

 Basic earnings (loss) per share (Note 12)(a)       $    0.89       $    0.65       $     2.26      $    (1.99)
                                                 =============== ===============  =============== ===============
 Diluted earnings (loss) per share (Note 12)(a)     $    0.87       $    0.61       $     2.21      $    (1.99)
                                                 =============== ===============  =============== ===============
 Cash dividends declared per common share (a)       $    0.09       $    0.075      $     0.27      $    0.225
                                                 =============== ===============  =============== ===============

                           See accompanying notes to unaudited condensed consolidated financial statements.

(a)  Share amounts have been retroactively restated for the two-for-one stock split discussed in Note 14.

                                                   Ball Corporation and Subsidiaries
                                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            ($ in millions)

                                                                                September 29,          December 31,
                                                                                    2002                   2001
                                                                             -------------------   -------------------
ASSETS
Current assets
   Cash and cash equivalents                                                   $       58.2          $         83.1
   Accounts receivable, net (Note 6)                                                  299.4                   172.0
   Inventories, net (Note 7)                                                          397.6                   449.3
   Deferred income tax benefits and prepaid expenses                                   64.5                    89.1
                                                                             -------------------   -------------------
     Total current assets                                                             819.7                   793.5

Property, plant and equipment, net (Note 8)                                           931.3                   904.4
Goodwill (Note 9)                                                                     355.8                   357.8
Intangibles and other assets (Note 9)                                                 275.3                   257.9
                                                                             -------------------   -------------------
     Total Assets                                                              $    2,382.1          $      2,313.6
                                                                             ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt and current portion of long-term debt (Note 10)             $      134.1          $        115.0
   Accounts payable                                                                   287.1                   258.5
   Accrued employee costs and other current liabilities                               242.7                   201.2
                                                                             -------------------   -------------------
     Total current liabilities                                                        663.9                   574.7

Long-term debt (Note 10)                                                              888.9                   949.1
Employee benefit obligations, deferred income taxes and
   other noncurrent liabilities                                                       282.2                   276.0
                                                                             -------------------   -------------------
     Total liabilities                                                              1,835.0                 1,799.8
                                                                             -------------------   -------------------
Contingencies (Note 13)
Minority interests                                                                      5.5                     9.7
                                                                             -------------------   -------------------

Shareholders equity
   Common stock (77,059,607 shares issued - 2002;
   75,707,774 shares issued - 2001)(a)                                                508.8                   478.9
   Retained earnings                                                                  522.2                   410.0
   Accumulated other comprehensive loss                                               (54.0)                  (43.7)
   Treasury stock, at cost (20,233,981 shares - 2002;
       17,890,596 shares - 2001)(a)                                                  (435.4)                 (341.1)
                                                                             -------------------   -------------------
           Total shareholders' equity                                                 541.6                   504.1
                                                                             -------------------   -------------------
     Total Liabilities and Shareholders' Equity                                $    2,382.1          $      2,313.6
                                                                             ===================   ===================

                           See accompanying notes to unaudited condensed consolidated financial statements.

(a)  Share amounts have been retroactively restated for the two-for-one stock split discussed in Note 14.

                                                   Ball Corporation and Subsidiaries
                                                   UNAUDITED CONDENSED CONSOLIDATED
                                                       STATEMENTS OF CASH FLOWS
                                                            ($ in millions)

                                                                                        Nine Months Ended
                                                                             -----------------------------------------
                                                                                September 29,         September 30,
                                                                                    2002                  2001
                                                                             -------------------   -------------------
Cash flows from operating activities
   Net earnings (loss)                                                         $      127.4          $       (107.3)
   Noncash charges to net earnings:
     Depreciation and amortization                                                    109.0                   114.7
     Business consolidation costs, net of related earnings
       in equity affiliates and minority interests                                       -                    251.2
     Deferred income taxes                                                              8.1                    22.6
     Other, net                                                                        (4.0)                  (23.8)
     Changes in working capital components                                             10.9                  (152.9)
                                                                             -------------------   -------------------
       Net cash provided by operating activities                                      251.4                   104.5
                                                                             -------------------   -------------------
Cash flows from investing activities
   Additions to property, plant and equipment                                         (87.7)                  (49.5)
   Acquisitions of previously leased assets                                           (43.1)                     -
   Investments and other, net                                                         (18.9)                   19.0
                                                                             -------------------   -------------------
       Net cash used in investing activities                                         (149.7)                  (30.5)
                                                                             -------------------   -------------------
Cash flows from financing activities
   Repayments of long-term borrowings                                                 (50.2)                  (39.0)
   Change in short-term borrowings                                                      3.9                    28.6
   Common dividends                                                                   (15.3)                  (14.4)
   Net proceeds from issuance of common stock under
      various employee and shareholder plans                                           29.3                    23.4
   Acquisitions of treasury stock                                                     (94.3)                  (58.1)
   Other, net                                                                            -                     (3.7)
                                                                             -------------------   -------------------
       Net cash used in financing activities                                         (126.6)                  (63.2)
                                                                             -------------------   -------------------

Net Change in Cash and Cash Equivalents                                               (24.9)                   10.8
Cash and Cash Equivalents - Beginning of Period                                        83.1                    25.6
                                                                             -------------------   -------------------
Cash and Cash Equivalents - End of Period                                      $       58.2          $         36.4
                                                                             ===================   ===================

                           See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
September 29, 2002

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

2.  New Accounting Standards

In June 2002 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 146,
"Accounting for Costs Associated with Exit or Disposal Activities," which is effective for Ball in 2003 on a prospective basis.  The statement supersedes Emerging Issues Task Force Issue No. 94-3 and revises the definition and timing of the incurrence of a liability associated with an exit or disposal activity not related to a newly acquired entity.

In May 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections as of April 2002."  This statement affects Ball primarily in its rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all such gains and losses be reported as extraordinary items.  Under
SFAS No. 145, these items are to be reported as extraordinary items only if they meet the requirements established under Accounting
Principles Board (APB) Opinion No. 30.  This statement is not effective for Ball until 2003; however, it requires that amounts previously reported as extraordinary items be reevaluated in accordance with APB No. 30 and reclassified as appropriate.  The effect of adopting this standard has not yet been determined.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement was effective for Ball beginning January 1, 2002. There was no financial impact upon adoption of this standard.

The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."
SFAS No. 141 requires that the purchase method be used for business combinations. Its provisions became effective for acquisitions after June 30, 2001. SFAS No. 142 establishes accounting guidelines for intangible assets acquired outside of a business combination. It also addresses how goodwill and other intangible assets are to be accounted for after initial recognition in the financial statements. In general, goodwill and certain intangible assets will no longer be amortized but will be tested periodically for impairment. Resulting write-downs, if any, will be recognized in the statement of earnings. This statement became effective for
Ball beginning January 1, 2002. We have performed the required impairment tests for the adoption of SFAS No. 142 and have determined that no impairment exists at this time. The impact of not amortizing goodwill in the first nine months of 2002 increased diluted earnings per share by 12 cents.  Full-year earnings are expected to increase by approximately $8 million after tax, or fifteen cents per diluted share, due to this accounting change.

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

Packaging

The packaging segment includes the manufacture and sale of metal container products used primarily in beverage and food packaging and PET (polyethylene terephthalate) plastic container products used principally in beverage packaging.  Our consolidated packaging operations are located in and serve North America and Asia, primarily the People's Republic of China (PRC).  We also have investments in packaging companies in the U.S., the PRC, Brazil and Thailand, which are accounted for using the equity method of accounting, and, accordingly, those results are not included in segment earnings or assets.

Aerospace and Technologies

The aerospace and technologies segment includes the manufacture and sale of aerospace and other related products and services used primarily in the defense, civil space and commercial space industries.

Summary of Business by Segment                          Three Months Ended                  Nine Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                   September 29,    September 30,     September 29,     September 30,
                                                      2002             2001              2002              2001
                                                  -------------    --------------    -------------     -------------
Net Sales
North American metal beverage                      $    594.4       $    572.8        $  1,730.6        $  1,685.4
North American metal food                               192.0            189.2             477.0             479.2
North American plastic containers                        96.3             77.8             276.2             224.6
International packaging                                  28.4             44.0              93.8             134.3
                                                  -------------    --------------    -------------     -------------
   Total packaging                                      911.1            883.8           2,577.6           2,523.5
Aerospace and technologies                              127.5            116.7             371.1             319.6
                                                  -------------    --------------    -------------     -------------
   Consolidated net sales                          $  1,038.6       $  1,000.5        $  2,948.7        $  2,843.1
                                                  =============    ==============    =============     =============

Consolidated Net Earnings
Packaging                                          $     91.1       $     73.7        $    236.3        $    193.2
Business consolidation costs (Note 5)                      -                 -                -             (237.7)
                                                  -------------    --------------    -------------     -------------
   Total packaging                                       91.1             73.7             236.3             (44.5)
                                                  -------------    --------------    -------------     -------------
Aerospace and technologies                                9.6              9.2              31.1              22.7
Business consolidation costs (Note 5)                      -                 -                -              (16.0)
                                                  -------------    --------------    -------------     -------------
   Total aerospace and technologies                       9.6              9.2              31.1               6.7
                                                  -------------    --------------    -------------     -------------
   Segment earnings (loss) before
     interest and taxes                                 100.7             82.9             267.4             (37.8)
Corporate undistributed expenses, net                    (7.3)            (5.4)            (22.9)            (14.5)
                                                  -------------    --------------    -------------     -------------
Earnings (loss) before interest and taxes                93.4             77.5             244.5             (52.3)
Interest expense                                        (18.8)           (21.6)            (55.1)            (68.5)
Provision for taxes                                     (26.1)           (19.6)            (66.3)             11.3
Minority interests                                       (0.6)            (0.5)             (1.4)              0.7
Equity in earnings of affiliates                          2.1              0.5               5.7               1.5
                                                  -------------    --------------    -------------     -------------
   Consolidated net earnings (loss)                $     50.0       $     36.3        $    127.4        $   (107.3)
                                                  =============    ==============    =============     =============

($ in millions)                                                    September 29,     December 31,
                                                                       2002              2001
                                                                   --------------    -------------
Segment Assets
Packaging                                                           $  2,647.1        $  2,579.0
Aerospace and technologies                                               205.1             179.8
                                                                   --------------    -------------
   Total segment assets                                                2,852.2           2,758.8
Corporate net investment and eliminations                               (470.1)           (445.2)
                                                                   --------------    -------------
   Total consolidated assets                                        $  2,382.1        $  2,313.6
                                                                   ==============    =============

4.  Acquisitions

On August 29, 2002, we agreed to acquire 100% of the capital stock of Schmalbach-Lubeca AG (Schmalbach) for an estimated cash purchase price of(euro)900 and the assumption of certain liabilities.  The final purchase price will be subject to working capital and other adjustments.  Schmalbach is the second largest metal beverage can manufacturer in Europe with operations consisting of
12 plants in five European countries, a headquarters office in Ratingen, Germany, and a research and development facility located in
Bonn, Germany.  The acquisition is expected to be finalized by the end of 2002 or early 2003 and will be financed through new borrowings, which will also be used to refinance a portion of our existing bank debt.

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

5.  Business Consolidation Costs

In June 2001 Ball announced the reorganization of its PRC packaging business. As a part of the reorganization plan, we have exited the general line metal can business and have closed one PRC beverage can plant. We are in the process of closing another PRC beverage can plant and relocating production equipment. These remaining actions are expected to be completed by the end of 2002. A
$237.7 million pretax charge ($185 million after tax and minority interest impact) was recorded in connection with this reorganization. The charge was comprised of: (1) $90.3 million to write-down fixed assets and related spare parts held for sale to net realizable value, including estimated costs to sell them; (2) $64.4 million of goodwill to estimated recoverable amounts;
(3) $28.8 million for the acquisition of minority partner interests and write-off of unrecoverable equity investments;
(4) $24 million of accounts receivable deemed uncollectible and inventories deemed unsalable, both as a direct result of the exit plan; 5) $13 million of severance cost and other employee benefits and (6) $17.2 million of decommissioning costs, miscellaneous taxes and other exit costs. Based on current estimates, positive cash flow of approximately $29 million, including tax recoveries, is expected upon the completion of the reorganization plan.

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

Severance and other benefit costs related to the above actions in the PRC and the U.S. are associated with 1,592 former employees, primarily manufacturing and administrative personnel. The carrying value of fixed assets remaining for sale in connection with the
2001 charges is less than $1 million.

The following table summarizes the activity related to the 2001 restructuring and plant closing costs during 2002:

($ in millions)                               Pension/       Other Assets/
                                           Employee Costs        Costs            Total
                                           --------------    -------------    -------------
Balance at December 31, 2001                $    8.7          $   16.6         $   25.3
Payments                                        (3.8)             (5.2)            (9.0)
                                           --------------    -------------    -------------
Balance at September 29, 2002               $    4.9          $   11.4         $   16.3
                                           ==============    =============    =============

In the second quarter of 2000, the company recorded an $83.4 million pre-tax charge ($55 million after tax, minority interests and equity earnings impact) for packaging business consolidation and investment exit activities in North America and the PRC.  The carrying value of fixed assets remaining for sale in connection with the 2000 business exit activities, as well as the remaining integration activities related to a 1998 acquisition, was approximately $5.7 million at September 29, 2002.  The remaining accrued employee severance and other exit costs at September 29, 2002, were less than $1 million.

Subsequent changes to the estimated costs of the 2001 and 2000 business consolidation activities, if any, will be included in current-period earnings.

6.  Receivables Sales Agreement

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations.  In June 2002 the designated pool of receivables was increased to provide for sales of up to $175 million from the previous amount of $125 million. Net funds received from the sale of the accounts receivable totaled $157.5 million at
September 29, 2002, and $122.5 million at September 30, 2001.  Fees incurred in connection with the sale of accounts receivable, which were lower in 2002 due to a decrease in interest rates, totaled $0.9 million and $2.3 million for the third quarter and first nine months of 2002, respectively, and $1.2 million and $4.6 million for the same periods in 2001.

7.  Inventories

   ($ in millions)                                                 September 29,           December 31,
                                                                       2002                   2001
                                                                  ---------------        ---------------
   Raw materials and supplies                                       $    127.5             $    148.9
   Work in process and finished goods                                    270.1                  300.4
                                                                  ---------------        ---------------
                                                                    $    397.6             $    449.3
                                                                  ===============        ===============

8.  Property, Plant and Equipment

   ($ in millions)                                                 September 29,           December 31,
                                                                       2002                   2001
                                                                  ---------------        ---------------
   Land                                                             $     49.6             $     49.5
   Buildings                                                             495.3                  456.8
   Machinery and equipment                                             1,455.7                1,398.5
                                                                  ---------------        ---------------
                                                                       2,000.6                1,904.8
   Accumulated depreciation                                           (1,069.3)              (1,000.4)
                                                                  ---------------        ---------------
                                                                    $    931.3             $    904.4
                                                                  ===============        ===============

Depreciation expense amounted to $35.3 million and $106.3 million for the three- and nine-month periods ended September 29, 2002, respectively, and $34.3 million and $103.3 million for the comparable periods ended September 30, 2001, respectively.

9.  Goodwill, Intangibles and Other Assets

   ($ in millions)                                                 September 29,           December 31,
                                                                       2002                   2001
                                                                  ---------------        ---------------
   Goodwill (net of accumulated amortization of $65.2
     at September 29, 2002, and December 31, 2001)                  $    355.8             $    357.8
                                                                  ---------------        ---------------
   Prepaid pension                                                       110.4                  101.0
   Investments in affiliates                                              79.0                   68.8
   Intangibles (net of accumulated amortization of $15.5 at
     September 29, 2002, and $12.7 at December 31, 2001)                  13.6                   11.1
   Other                                                                  72.3                   77.0
                                                                  ---------------        ---------------
                                                                         275.3                  257.9
                                                                  ---------------        ---------------
                                                                    $    631.1             $    615.7
                                                                  ===============        ===============

Total amortization expense amounted to $0.9 million and $2.7 million for the third quarter and first nine months of 2002, respectively, and $3.3 million and $11.4 million for the same periods in 2001, respectively, of which $2.4 million and $8.2 million related to the amortization of goodwill in the 2001 periods.  Based on intangible assets as of September 29, 2002, total annual intangible asset amortization expense is expected to be between $3 million and $4 million in each of the next five years.  The change in goodwill from December 31, 2001, is a combination of the reclassification of certain items to other intangible assets as valuations related to the Wis-Pak acquisition were finalized, the buyout of certain minority interest partners in the PRC and the effects of currency translation.

The following table summarizes the pro forma earnings and per share impact of not amortizing goodwill during 2001:

                                                     Three Months Ended                 Nine Months Ended
                                              ---------------------------------   -------------------------------
($ in millions, except per share amounts)      September 29,     September 30,     September 29,   September 30,
                                                   2002              2001              2002            2001
                                              ----------------  ---------------   --------------- ---------------
Net earnings (loss), as reported                 $   50.0          $   36.3         $  127.4        $ (107.3)
Add back goodwill amortization, net of tax             -                2.1               -              7.0
                                              ----------------  ---------------   --------------- ---------------
Adjusted net earnings                            $   50.0          $   38.4         $  127.4        $ (100.3)
                                              ================  ===============   =============== ===============
Basic Earnings per Share
   Basic earnings (loss) per share,              $   0.89          $   0.65         $   2.26        $ (1.99)
     as reported
   Add back goodwill amortization, net of tax          -               0.03               -            0.12
                                              ----------------  ---------------   --------------- ---------------
   Adjusted basic earnings (loss) per share      $   0.89          $   0.68         $   2.26        $ (1.87)
                                              ================  ===============   =============== ===============
Diluted Earnings per Share
   Diluted earnings (loss) per share,
     as reported                                 $   0.87          $   0.61         $   2.21        $ (1.99)
   Add back goodwill amortization, net of tax          -               0.03               -            0.12
                                              ----------------  ---------------   --------------- ---------------
   Adjusted diluted earnings (loss) per share    $   0.87          $   0.64         $   2.21        $ (1.87)
                                              ================  ===============   =============== ===============

10.  Debt

Debt includes $300 million of 7.75% Senior Notes due in 2006, $250 million of 8.25% Senior Subordinated Notes due in 2008 and borrowings under a Senior Credit Facility, which bear interest at variable rates. At September 29, 2002, approximately $459 million was available under the revolving credit facility portion of the Senior Credit Facility.

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

The company was not in default of any loan agreement at September 29, 2002, and has met all debt payment obligations.

11.  Shareholders' Equity

The company has several stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant.  In general options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At September 29, 2002, there were
3,260,267 options outstanding under these plans at a weighted average exercise price of $24.51 per share, of which 1,622,525 were exercisable at a weighted average exercise price of $19.07 per share.

The company adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. Participants have until March 2003 to acquire shares in order to receive the matching restricted share grants. Restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time.  As of September 29, 2002, a total of 556,643 shares are available for grant under this program, of which 466,576 shares have been granted. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company's common stock until restrictions lapse.  The company recorded
$4.5 million and $0.6 million of expense in connection with this program in the first nine months of 2002 and 2001, respectively.
The increase in 2002 compared to 2001 is the result of the timing of the share grants as well as the higher price of Ball stock.

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

                                                                Minimum                             Accumulated
                                             Foreign            Pension          Effective             Other
                                             Currency          Liability         Financial         Comprehensive
($ in millions)                            Translation        (net of tax)     Derivatives(a)          Loss
                                          -------------      -------------    ---------------    ----------------
December 31, 2001                            $ (29.9)          $  (5.7)           $  (8.1)            $ (43.7)
Change                                           2.1                -               (12.4)              (10.3)
                                          -------------      -------------    ---------------    ----------------
September 29, 2002                           $ (27.8)          $  (5.7)           $ (20.5)            $ (54.0)
                                          =============      =============    ===============    ================

(a)  Refer to Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for a discussion of the company's use of derivative financial instruments.

The following table summarizes total comprehensive earnings for the third quarter and nine-month periods of 2002 and 2001:

                                                        Three Months Ended                 Nine Months Ended
                                                  -------------------------------    -------------------------------
($ in millions)                                   September 29,    September 30,     September 29,     September 30,
                                                      2002             2001              2002              2001
                                                  -------------    --------------    -------------     -------------

Comprehensive Earnings
   Net earnings (loss)                                $  50.0          $  36.3         $   127.4         $  (107.3)
   Foreign currency translation adjustment               (6.3)            (3.8)              2.1              (1.3)
   Effect of derivative instruments                     (21.1)            (8.9)            (12.4)             (9.9)
   Minimum pension liability (net of tax)                  -               -                  -               (0.2)
                                                  -------------    --------------    -------------     -------------
        Comprehensive earnings (loss)                 $  22.6          $  23.6         $   117.1         $  (118.7)
                                                  =============    ==============    =============     =============

12.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

                                                      Three Months Ended                  Nine Months Ended
                                                -------------------------------    -------------------------------
  ($ in millions, except per share amounts)     September 29,    September 30,     September 29,    September 30,
                                                    2002             2001              2002             2001
                                                --------------   --------------    --------------   --------------
  Basic Earnings per Share
  Net earnings (loss)                             $   50.0         $   36.3          $  127.4         $ (107.3)
  Preferred dividends, net of tax                        -             (0.6)               -              (1.8)
                                                --------------   --------------    --------------   --------------
  Earnings (loss) attributable to
    common shareholders                           $   50.0         $   35.7          $  127.4         $ (109.1)
                                                ==============   ==============    ==============   ==============

  Weighted average common shares (000s)             56,188           54,920            56,347           54,858
                                                ==============   ==============    ==============   ==============

  Basic earnings (loss) per share                 $   0.89         $   0.65          $   2.26         $  (1.99)
                                                ==============   ==============    ==============   ==============
  Diluted Earnings per Share
  Net earnings (loss)                             $   50.0         $   36.3          $  127.4         $ (107.3)
  Adjustment for deemed ESOP cash contribution
    in lieu of the ESOP Preferred dividend              -              (0.4)               -              (1.3)
                                                --------------   --------------    --------------   --------------
  Earnings (loss) attributable to
    common shareholders                           $   50.0         $   35.9          $  127.4         $ (108.6)
                                                ==============   ==============    ==============   ==============

  Weighted average common shares (000s)             56,188           54,920            56,347           54,858
  Effect of dilutive stock options                   1,217              906             1,265              794
  Common shares issuable upon conversion of
    the ESOP Preferred stock                            -             3,204                -             3,272
                                                --------------   --------------    --------------   --------------
  Weighted average shares applicable
    to diluted earnings per share                   57,405           59,030            57,612           58,924
                                                ==============   ==============    ==============   ==============

  Diluted earnings (loss) per share               $   0.87         $   0.61          $   2.21         $  (1.99)(1)
                                                ==============   ==============    ==============   ==============

(1)  The diluted loss per share in the first nine months of 2001 is the same as the net loss per common share because the assumed exercise of stock options and conversion of the ESOP Preferred stock would have been anti-dilutive.

For the 2002 and 2001 periods, stock options to purchase 460,950 and 448,476 shares of common stock, respectively, were not included in the computation of diluted earnings per share since they were anti-dilutive (i.e., their exercise price exceeded the average closing market price of Ball common stock during the periods).

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

RECENT DEVELOPMENTS

On August 29, 2002, we agreed to acquire 100% of the capital stock of Schmalbach-Lubeca AG (Schmalbach) for an estimated cash purchase price of(euro)900 million and the assumption of certain liabilities.  The final purchase price will be subject to working capital and other adjustments.  Schmalbach is the second largest metal beverage can manufacturer in Europe with operations consisting of 12 plants in five European countries, a headquarters office in Ratingen, Germany, and a research and development facility located in Bonn, Germany.  Schmalbach produces more than 12 billion aluminum and steel beverage cans and ends and employs more than 2,400 people.  The acquisition is expected to be finalized by the end of 2002 or early 2003 and will be financed through new borrowings, which will also be used to refinance a portion of our existing bank debt.

CONSOLIDATED SALES AND EARNINGS

Ball's operations are organized along its product lines and include two segments - the packaging segment and the aerospace and technologies segment.

Packaging Segment

The packaging segment includes the manufacture and sale of metal containers used primarily in beverage and food packaging and PET
(polyethylene terephthalate) plastic containers used principally in beverage packaging. Our consolidated packaging operations are located in and serve North America and the People's Republic of China (PRC).  We also have investments in packaging companies in the
U.S., the PRC, Brazil and Thailand, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment earnings or assets.  Packaging segment sales in the third quarter and first nine months of 2002 were
3 percent and 2 percent higher, respectively, than in the same periods of 2001.   Operating margins improved to 10 percent and
9.2 percent in the third quarter and first nine months of 2002 from 8.3 percent and 7.7 percent in the same periods in 2001, excluding the business consolidations charge recorded in the second quarter of 2001.  The improvements reflect improved operating results in China, largely due to the company's restructuring actions taken in 2001, general improvement in the company's PET product line and price increases and lower per unit costs due to higher production volume in the beverage can product line.

North American metal beverage container sales, which represented approximately 65 percent of segment sales in the third quarter of
2002 were 4 percent higher than in the third quarter of 2001.  In the first nine months, metal beverage container sales represented
67 percent of segment sales and were approximately 3 percent higher than in the same period in 2001.  The increased sales were largely due to price increases and Ball's agreement with Coors Brewing Company (Coors) under which substantially all of Coors' can requirements for its Shenandoah, Virginia, and Memphis, Tennessee, filling locations are manufactured at Ball facilities and sold to
Coors. Sales under this agreement began in the first quarter of 2002. Operating margins in this product line were higher as a result of plants operating at near full capacity coupled with improved sales prices.

Through a 50/50 joint venture, which is accounted for as an equity investment, Ball and Coors operate Coors' can and end facilities in Golden, Colorado. The joint venture supplies Coors with approximately 3.5 billion beverage cans and ends annually for its Golden,
Colorado, brewery under agreements which commenced in January 2002.

North American metal food container sales, which comprised approximately 21 percent of segment sales in the third quarter and approximately 19 percent in the first nine months of 2002, were essentially flat compared to those in 2001, which were at record levels.  These results were achieved despite a combination of droughts and floods in the U.S., which negatively impacted our fruit and vegetable processor customers, and the lowest salmon pack in the Pacific Northwest in over a decade.  Operating margins were lower largely due to product mix.  We anticipate that full-year 2002 earnings will be lower than 2001's record results as a result of these conditions, as well as the start-up costs associated with a new two-piece food can production line in our Milwaukee plant
(as discussed below).

We have signed a new multi-year contract with Abbott Laboratories' Ross Products Division (Ross), the makers of a broad range of infant formulas.  Ross will exit a portion of its self-manufacturing operations in early 2003. To accommodate this new business and convert existing three-piece food can customers to two-piece cans, we are adding a new two-piece steel can line in our Milwaukee plant capable of producing approximately 1.2 billion cans per year, as well as a new 225,000-square-foot warehouse addition.  These capital additions are scheduled for completion in early 2003 and are expected to cost approximately $43 million.

Plastic container sales, approximately 11 percent of segment sales in 2002, were 24 percent higher in the third quarter of 2002 compared to 2001 and 23 percent higher in the first nine months.  The increase in sales, which are predominantly to water and carbonated soft drink customers, was driven by internal growth as well as the company's acquisition of Wis-Pak Plastics, Inc.
(Wis-Pak) in December 2001.  Overall operating margins also improved as a result of lower energy, freight and warehousing costs, although in the third quarter we experienced higher operating costs and increased freight between plants as a result of extremely low inventory levels.  Four new plastic bottle blow molding production lines have been added to our facilities to help meet the increased demand.

Sales were lower in the PRC in the first nine months of 2002 due to the shutdown and sale of the general line can business and other
PRC restructuring efforts in the second half of 2001.  However, earnings before and interest and taxes improved by more than
$6 million in the first nine months of 2002 due to the business consolidation actions taken during 2001.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment were 9 percent and 16 percent higher in the third quarter and first nine months of
2002, compared to the same periods in 2001, primarily in defense and civil space operations.  The increase is due to a combination of newly awarded contracts and additions to previously awarded contracts.  Ball has recently been selected as part of a team to build NASA's James Webb Space Telescope.  The improvement in operating earnings for the first nine months compared to the same period in 2001 was primarily the result of the strong sales, which were driven by growth in our U.S. government business, and by the disposition of two unprofitable aerospace product lines in 2001. Backlog at the end of the third quarter of 2002 was approximately
$405 million compared to a backlog of $431 million at the end of 2001 and $353 million at September 30, 2001. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the consolidated financial statements included within Item 1.

Selling and Administrative

Selling and administrative expenses were $41.3 million in the third quarter and $117 million in the first nine months of 2002 compared to $30.7 million and $91.6 for the same periods of 2001, respectively.  The increase is primarily the result of higher employee incentives, increased medical costs and a 401(k) plan match, which replaced the preference dividend related to the company's leveraged employee stock ownership plan that expired at the end of 2001.  Included in employee incentive costs was
$3.9 million of higher expense associated with the company's deposit share program, which is discussed in further detail in Note 11 to the consolidated financial statements within Item 1.  In addition, during the third quarter, we reduced our U.S. pension plan asset return assumptions to a long-term rate of 9 percent.  The change in the return on pension asset assumption will result in approximately $3.7 million higher pension expense for the year, of which $1.9 million was recorded in the third quarter.

Interest and Taxes

Consolidated interest expense was $18.8 million and $55.1 million for the third quarter and first nine months of 2002, respectively, compared to $21.6 million and $68.5 million for the same periods in 2001, respectively. Lower interest costs were attributable to lower interest rates and borrowings in 2002.  The company's consolidated average borrowing rate decreased to 6.8 percent for the first nine months of 2002 versus 7.4 percent in the first nine of months of 2001.

The consolidated effective income tax rate was 35 percent in the first nine months of 2002 compared to 9.4 percent in 2001.
Excluding the effect of business consolidation costs in 2001, Ball's effective income tax rate was 35 percent. The lower rate of
9 percent on the loss in the first nine months of 2001 reflected the impact of currently nondeductible goodwill as well as currently unrealized capital losses included in the second quarter 2001 charge for business consolidation costs in the PRC.

Results of Equity Affiliates

Equity in the net results of affiliates is largely attributable to our 50 percent ownership in packaging investments in North
America and Brazil and, to a lesser extent, an aerospace business and our minority owned packaging investments in the PRC and
Thailand. Earnings of $5.7 million in the first nine months of 2002 were higher compared to $1.5 million for the same period in
2001, with improvements seen in all equity affiliates year over year, except in Brazil where earnings were negatively impacted primarily by foreign currency devaluations.

Other Items

Ball closed one of the two plants it acquired in the acquisition of Wis-Pak and is in the process of consolidating its operations with an existing plastic bottle plant.  The after-tax cash costs associated with this closure are estimated to be less than
$1 million.

In 2001 we announced a plan to exit the general line metal can business in the PRC and to further reduce our PRC beverage can manufacturing capacity by closing two plants. We have since sold the general line business, closed one beverage can plant and are in the process of closing the second. Based on current estimates, positive cash flow of approximately $29 million, including tax recoveries, is expected upon the completion of this reorganization plan. Also in June 2001, we ceased operations in two commercial developmental product lines in our aerospace and technologies business. These actions combined helped improve operating earnings by approximately $10 million in the first nine months of 2002 compared to the same period in 2001. In mid-December 2001 we closed the
Moultrie, Georgia, beverage can plant. To affect these actions, pre-tax charges totaling $271.2 million were recorded in 2001.

The amounts recorded were based on the estimates of Ball management and actuaries and other third parties and were developed from information available at the time. Actual outcomes may vary from the estimates, and, as required, changes, if any, have been or will be reflected in current period earnings or, in the case of the Wis-Pak acquisition, as a reduction of goodwill. Additional details about our business consolidation and acquisition-related activities and associated costs are provided in Note 5 accompanying the consolidated financial statements within Item 1.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the first nine months of 2002 was $251.4 million, a significant improvement over $104.5 million for the same period in 2001.  The improvements in 2002 reflected planned inventory reductions, changes in accounts payable terms and
$35 million from the sale of additional accounts receivable in accordance with the company's receivables sales agreement discussed below.  Capital spending of $87.7 million in the first nine months of 2002 was below depreciation and amortization expense of
$109 million.  In September 2002, we purchased previously leased plant and equipment assets for a total of $43.1 million.  Capital spending is expected to be between $150 million and $160 million for the year, with increased spending in the metal food and PET product lines for new production capacity necessitated by increased demand.

Total debt decreased to $1,023 million at September 29, 2002, compared to $1,064.1 million at December 31, 2001.  At September 29,
2002, approximately $459 million was available under the revolving credit facility portion of the Senior Credit Facility.  We notified our lenders in mid-July that based on our financing needs, we no longer needed the $125 million short-term portion of the revolver as we have adequate funds available under the long-term portion. Ball Asia Pacific Holdings Limited and its consolidated subsidiaries had short-term uncommitted credit facilities of approximately $82 million at the end of the third quarter, of which
$52.1 million was outstanding.

Management and the company's actuaries are currently assessing the funded status of our pension plans in light of overall market conditions and performance.  Based on preliminary estimates, we anticipate that we will make additional contributions to our plans during the fourth quarter of 2002.  Additionally, for certain plans we may need to record on the consolidated balance sheet additional minimum liability adjustments at December 31, 2002.  These amounts, if any, will be recorded as an increase in long-term liabilities and a reduction of shareholders' equity on the consolidated balance sheet.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball's
U.S. packaging operations.  In June 2002 the designated pool of receivables was increased to provide for sales of up to $175 million from the previous amount of $125 million. Net funds received from the sale of the accounts receivable totaled $157.5 million at
September 29, 2002, and $122.5 million at September 30, 2001, and are expected to be approximately $122.5 million at
December 31, 2002.

The company was not in default of any loan agreement at September 29, 2002, and has met all debt payment obligations.

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

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include "band" pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding contracts at the end of the third quarter expire in less than one year and up to two years.
Included in shareholders' equity at September 29, 2002, within accumulated other comprehensive loss, is approximately $18 million of net loss associated with these contracts of which approximately $8 million of loss is expected to be recognized in the consolidated statement of earnings during 2003 and $10 million of loss in 2004.  These amounts will be offset completely in both periods by higher revenue from customer fixed price sales contracts and will therefore have no effect on our consolidated net earnings.

Considering the effects of derivative instruments, the market's ability to accept price increases and the company's commodity price exposures to aluminum, a hypothetical 10 percent adverse change in the company's aluminum prices could have an estimated $1 million impact on earnings over a one-year period.  Actual results may vary based on actual changes in market prices and rates.

Steel can sales contracts incorporate annually negotiated metal costs, and plastic container sales contracts include provisions to pass through resin costs changes.  As a result, we believe we have minimal, if any, exposure related to changes in the costs of these commodities.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 29, 2002, included pay-floating and pay-fixed interest rate swaps and swaption contracts. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments.
Swap agreements expire at various times up to four years. Although these instruments involve varying degrees of credit and interest risk, the counter parties to the agreements are financial institutions, which are expected to perform fully under the terms of the agreements. Approximately $2 million of mark-to-market loss associated with these contracts is included in other accumulated comprehensive loss at September 29, 2002, the majority of which is expected to be recognized in the consolidated statement of earnings during the remainder of 2002.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 100 basis point adverse change in interest rates. The results of the sensitivity analyses as of September 29, 2002, did not differ materially from the amounts reported as of December 31, 2001.
Actual changes in market prices or rates may differ from hypothetical changes.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency risk exposures result from the strengthening of the U.S. dollar against the Hong Kong dollar, Canadian dollar, Chinese renminbi, Thai baht and
Brazilian real. We face currency exposures in our global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the third quarter expire in less than one year and their fair value was not significant.

Considering the company's derivative financial instruments outstanding at September 29, 2002, and the currency exposures, a hypothetical 10 percent unfavorable change in the exchange rates compared to the U.S. dollar could have an estimated $2 million impact on earnings over a one-year period. Actual changes in market prices or rates may differ from hypothetical changes.

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
Our objective in selling put options is to lower the average purchase price of acquired shares in connection with our ongoing share repurchases. At September 29, 2002, there were put option contracts outstanding for 125,000 shares at an average price of $34.23 per share. Also in connection with the share repurchase program, in 2001 we entered into a forward share repurchase agreement to purchase shares of the company's common stock.  In January 2002 we purchased 736,800 shares under this agreement at an average price of $33.58 per share and in July 2002 we purchased an additional 195,600 shares at an average price of $45.49.  We also entered into a share repurchase agreement during 2000 under which we purchased 1,021,000 shares in January 2001 at an average price of $17.58 per share.

Item 4.           CONTROLS AND PROCEDURES

Within 90 days of the filing of the quarterly report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures as defined by the Securities and Exchange Commission (SEC) and concluded that they were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  There have not been any significant changes in our internal controls or in other factors that would significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses in the internal controls.

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
lack of productivity improvement or production cost reductions; the weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials; changes in the pricing of the company's products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the inability to continue the purchase of the company's common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company's businesses and to satisfy the resulting credit obligations; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the proposed German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates; labor strikes; increases in various employee benefits and labor costs; boycotts; litigation involving antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty associated with performance of aerospace segment contracts; international business and market risks such as the devaluation of international currencies; the ability or inability to pass on to customers changes in raw material costs, particularly resin, steel and aluminum; pricing and ability or inability to sell scrap associated with the production of metal containers, international business risks (including foreign exchange rates) in the United States, Europe and particularly in developing countries such as China and Brazil; terrorist activity or war that disrupts the company's production, supply, or pricing of raw materials used in the production of the company's goods and services, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company's businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the integration and operation of the business of Schmalbach-Lubeca AG.  If the company is unable to achieve its goals, then the company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.  The company does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports.  You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on or about December 31, 1992, William Hallahan and his wife filed suit in the Supreme Court of the State of New York, County of Saratoga, against certain manufacturers of solvents, coatings and equipment, including Somerset Technologies,
Inc. (Somerset) and Belvac Production Machinery (Belvac), seeking damages in the amount of $15 million for allegedly causing leukemia by exposing him to harmful toxins. Somerset and Belvac filed third-party complaints seeking contribution from the company for damages that they might be required to pay William Hallahan. The defendants, including the company, filed a motion for summary judgment against the plaintiff requesting a judgment that the Workers' Compensation Board has determined this case against William
Hallahan. On July 3, 2002, the Court entered a decision in favor of the defendants and us.  On August 13, 2002, the Court entered judgment on the decision.  On August 29, 2002, Mr. Hallahan and his wife filed an appeal in the Appellate Division.  Based upon the information available to the company at the present time, the company believes that this matter will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball previously reported that in 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County
(Trial Court) against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the Trial
Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals, which reversed the Trial Court. One non-regulated utility has appealed this decision to the California Supreme Court. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C., which we no longer own, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to us for defense and indemnity. We in turn tendered this lawsuit to our liability carrier, Commercial Union, for defense and indemnity. Plaintiffs appear to be proceeding to join all companies, which are alleged to be PRPs in the various operable units in the San Gabriel Valley Superfund Site. The litigation, including the filing of answers by such joined parties, has been stayed pending the decision of the California Supreme
Court as to whether the California Public Utilities Commission has sole jurisdiction over these cases since some of the defendants are regulated utilities. On February 4, 2002, the California Supreme Court issued its written opinion upholding the decision of the
Court of Appeals ruling that the plaintiffs may proceed with their toxic tort claims in the Trial Court against all defendants, including Ball, who are non-regulated utilities. A complex case management order has been entered.  Under the order, the cases were divided into three groups with Ball being named in only the Adler case.  The plaintiffs were ordered to re-file their complaints.
Plaintiffs served the consolidated Adler group complaint on Ball.  In a hearing on October 21, 2002, the judge dismissed the punitive damage claims in the complaint.  The case management order also allows limited discovery by written interrogatories,
although these have not been served by the plaintiffs.   Similarly situated de minimis industry defendants have formed a joint defense group and we are joining the group. Based on the information, or lack thereof, available to us at the present time, we are unable to express an opinion as to our actual exposure for this matter; however, based on the information available to us at the present time, we do not believe that this matter will have a material adverse effect upon our liquidity, results of operations or financial condition.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended September 29, 2002.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 29, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended September 29, 2002.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended September 29, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            10.1     Share Sale and Transfer Agreement Between Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH,
                     Ball Pan-European Holdings, Inc., and Ball Corporation Dated August 29, 2002
            20.1     Subsidiary Guarantees of Debt
            99.1     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on August 12, 2002, furnishing under Item 9 the sworn statements pursuant to an order issued by the Securities and Exchange Commission regarding the company's reports filed in 2001 and the first half of
         2002. The executed sworn statements were furnished by R. David Hoover, Chairman of the Board, President and Chief Executive
         Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball
         Corporation.

         A Current Report on Form 8-K was filed on August 15, 2002, furnishing under Item 9 the certifications pursuant to 18 U.S.C.
         Section 1380, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman of the
         Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and
         Chief Financial Officer of Ball Corporation.

         A Current Report on Form 8-K was filed on August 30, 2002, reporting under Item 5 an announcement that Ball Corporation entered into a definitive agreement with Schmalbach-Lubeca Holding GmbH and AV Packaging GmbH to acquire Schmalbach-Lubeca
         AG.

         A Current Report on Form 8-K was filed on September 3, 2002, reporting under Item 7 selected historical financial data of
         Ball Corporation and Schmalbach-Lubeca AG, and furnishing under Item 9 a copy of the transcript of the conference call held by Ball Corporation on August 30, 2002, to announce its agreement to acquire Schmalbach-Lubeca AG.

         A Current Report on Form 8-K was filed on September 4, 2002, reporting under Item 7, and furnishing under Item 9, a copy of the Webcast (Power Point) presentation used in the conference call held by Ball Corporation on August 30, 2002, to announce its agreement to acquire Schmalbach-Lubeca AG.

                                                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:      /s/ Raymond J. Seabrook
         Raymond J. Seabrook
         Senior Vice President and
            Chief Financial Officer

Date:    November 13, 2002

                                                   Certification

I, R. David Hoover, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Ball Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)       Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c)      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                                     /s/ R. David Hoover
                                                     R. David Hoover
                                                     Chairman, President and Chief Executive Officer

                                                   Certification

I, Raymond J. Seabrook, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Ball Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)       Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c)      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                                     /s/ Raymond J. Seabrook
                                                     Raymond J. Seabrook
                                                     Senior Vice President and Chief Financial Officer

                                                   Ball Corporation and Subsidiaries
                                                     QUARTERLY REPORT ON FORM 10-Q
                                                          September 29, 2002

                                                             EXHIBIT INDEX

                                   Description                                        Exhibit
                                  -------------                                    -------------

Share Sale and Transfer Agreement between Schmalbach-Lubeca Holding GmbH, AV
     Packaging GmbH, Ball Pan-European Holdings, Inc., and Ball Corporation
     Dated August 29, 2002 (Filed herewith.)                                          EX-10.1

Subsidiary Guarantees of Debt (Filed herewith.)                                       EX-20.1

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,
     as amended (Filed herewith.)                                                     EX-99.1