Form 10-Q
period 2002-09-29
BALL CORP
filed 2002-11-19
CIK 9389

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON NOVEMBER 14, 2002, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP
EXEMPTION.

(This submission is identical to the Quarterly Report on Form 10-Q submitted via EDGAR on November 14, 2002, but for the addition of the legend appearing above, which is required pursuant to Rule 201 of Regulation S-T.)

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