Form 10-K
period 2002-12-31
BALL CORP
filed 2003-03-27
CIK 9389

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
                                                       SECURITIES EXCHANGE ACT OF 1934
                                                 For the fiscal year ended December 31, 2002

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

                                                                                      Name of each exchange
                  Title of each class                                                   on which registered
           _________________________________                                     ________________________________
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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X]  NO [  ]

   The aggregate market value of voting stock held by non-affiliates of the registrant was $2,361 million based upon the closing market price and common shares outstanding as of June 28, 2002.

   Number of shares outstanding as of the latest practicable date.

                         Class                                                     Outstanding at March 2, 2003
          __________________________________                                       ____________________________
            Common Stock, without par value                                                 56,875,796

                                                   DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the year ended December 31, 2002, to the extent indicated in Parts I, II and IV.  Except as to information specifically incorporated, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this
   Form 10-K Annual Report.

2. Proxy statement filed with the Commission dated March 17, 2003, to the extent indicated in Part III.

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

   The following sections of the 2002 Annual Report to Shareholders contain financial and other information concerning company business developments and operations, and are incorporated herein by reference:  the notes to the consolidated financial statements including "Business Segment Information" (Note 2), "Acquisitions" (Note 3), "Business Consolidation Costs and Other"
   (Note 4) and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               Business Developments in 2002 and Early 2003

   Acquisitions

   On December 19, 2002, Ball acquired 100 percent of the outstanding shares of Schmalbach-Lubeca GmbH (a European beverage can manufacturer) for an initial cash purchase price of(euro)922.3 million (approximately $948 million), plus acquisition costs of
   $11.6 million, refinancing costs of $28.1 million and the assumption of approximately $20 million of debt and $11 million of unencumbered cash. In addition, the company assumed approximately $300 million of unfunded pension liabilities. The final acquisition price will be reduced by working capital and other adjustments estimated to be $23.9 million. With this acquisition, now known as Ball Packaging Europe, we became one of the world's largest manufacturers of metal beverage cans with the ability to produce over 45 billion cans annually, and we gained entry into the European market, of which Ball Packaging Europe's share was approximately 31 percent in 2002. In addition, we believe that in the first year of combined operations, the acquisition will be accretive to our earnings per share and provide us returns on our capital invested in excess of our weighted average cost of capital. On a pro forma basis, the acquisition significantly increases our 2002 sales from $3.8 billion to $4.9 billion.

   In connection with the acquisition, we refinanced the company and, as a result, recorded an after-tax extraordinary charge from the early extinguishment of debt of $3.2 million (6 cents per diluted share). The refinancing, including related costs, was completed with the placement of $300 million in 6.875% senior notes due 2012 and $1.1 billion from borrowings under new long-term multi-currency senior credit facilities.

   On March 11, 2003, we acquired Metal Packaging International, Inc. (MPI), a manufacturer of aluminum beverage can ends for
   $30.2 million in cash, subject to working capital and other adjustments. MPI produces just over 2 billion ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. MPI's plant, which is located in
   Northglenn, Colorado, will be closed and the volumes will be consolidated into other Ball facilities. The acquisition is not significant to the North American packaging segment's financial statements.

   Other

   On February 25, 2003, the company announced it will close its Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. The plant will be closed in the second quarter of 2003 and its operations will be consolidated into the Springdale, Arkansas, plant. The business consolidation will result in a charge of approximately
   $2.1 million ($1.3 million after tax) including $0.7 million of employee severance and benefit costs and $1.4 million related to decommissioning costs and an impairment charge on the fixed assets. These actions are not expected to have a significant impact on ongoing financial results.

   In December 2002 Ball announced it would relocate its plastics office and research and development facility from Atlanta,
   Georgia, to Colorado. In connection with the relocation, we recorded a pretax charge in 2002 of $1.6 million ($1 million after tax) for employee-related and decommissioning costs and impairment of the leasehold improvements related to a leased facility.
   The office relocation is expected to be completed in 2003 and the R&D facility by the end of 2004.

                                          Information Pertaining to the Business of the Company

   The company's businesses are comprised of three segments:  (1) North American packaging, (2) international packaging and (3)
   aerospace and technologies.

   North American Packaging

   Our principal business in North America is the manufacture and sale of aluminum, steel and PET containers, primarily for beverages and foods. This segment comprised 84 percent of Ball's 2002 consolidated net sales. However, this percentage will decrease to approximately 65 percent in 2003 due to the addition of Ball Packaging Europe, which is included in our international packaging segment.

   A substantial part of our North American packaging sales are made directly to relatively few major companies in packaged beverage and food businesses, including Miller Brewing Company and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their licensees that utilize consolidated purchasing groups. Sales of aluminum cans and PET containers to Miller Brewing
   Company, PepsiCo, Inc., and the Coca-Cola Company represented approximately 15 percent, 13 percent and 8 percent of Ball's consolidated net sales, respectively, for the year ended December 31, 2002. Additional details about our sales to our major customers are included in Note 2 to the consolidated financial statements, which can be found in Exhibit 13.1 to this Form 10-K.

   Packaging products are sold in highly competitive markets, primarily based on quality, service and price. The packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to selling prices, production volumes, labor and the availability of certain raw materials, such as aluminum, steel and plastic resin. These raw materials are generally available from several sources and we have secured what we consider to be adequate supplies and are therefore not experiencing any shortages. We believe we have minimal, if any, exposure related to changes in the costs of aluminum, steel and plastic resin as a result of (1) the inclusion of provisions in aluminum container sales contracts to pass through aluminum cost changes, as well as the use of derivative instruments, (2) steel can sales contracts that incorporate annually negotiated metal costs and (3) the inclusion of provisions in plastic container sales contracts to pass through resin cost changes.

   Our manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply or halted due to external factors, we cannot predict the effects, if any, of such occurrences on future operations.

   Research and development efforts in this segment generally seek to improve manufacturing efficiencies and lower unit costs, principally raw material costs, by reducing the material content of containers while improving or maintaining other physical properties such as material strength. In addition, research and development efforts are directed toward the development of new sizes and types of metal and plastic beverage and food containers, as well as new uses for the current containers.

   North American Metal Beverage Containers

   Metal beverage containers and ends represent Ball's largest product line, accounting for approximately 70 percent of segment net sales and 58 percent of consolidated net sales in 2002. Since 1998 we have been the largest beverage can producer in North
   America. Decorated two-piece aluminum beverage cans are produced at 17 manufacturing facilities in the U.S., one facility in
   Canada and one in Puerto Rico; ends are produced within five of these U.S. facilities. The annual production capacity of these plants is currently approximately 33 billion cans. Metal beverage containers are sold primarily to fillers of carbonated soft drinks, beer and other beverages under long-term or annual supply contracts. Sales volumes of metal beverage cans and ends in
   North America tend to be highest during the period from April through September.

   Through Rocky Mountain Metal Container, LLC, a 50/50 joint venture, which is accounted for as an equity investment, Ball and
   Coors Brewing Company (Coors) operate Coors' can and end facilities in Golden, Colorado. The joint venture supplies Coors with approximately 3.6 billion beverage cans and ends annually for its Golden, Colorado, and Memphis, Tennessee, breweries under agreements which commenced in January 2002. Ball receives management fees and technology licensing fees under this agreement.
   In addition to beverage cans supplied to Coors from the joint venture, substantially all of Coors' can requirements for its
   Shenandoah, Virginia, filling location are manufactured at Ball facilities and sold to Coors.

   In mid-December 2001 we ceased production at the Moultrie, Georgia, beverage can plant. Its production of one billion cans per year was consolidated into other Ball plants.

   Based on publicly available industry information, we estimate that our North American metal beverage container shipments were approximately 31 percent of total U.S. and Canadian shipments for metal beverage containers. We also estimate that four producers represent substantially all of the remaining metal beverage container shipments. Available industry information indicates the growth in industry-wide shipments was relatively flat over the past several years.

   Beverage container industry production capacity in the U.S. and Canada exceeds demand. In order to balance more closely capacity and demand within our business, we have consolidated our can and end manufacturing capacity into fewer, more efficient facilities with the closure of five plants during 1999, 2000 and 2001.

   The aluminum beverage can continues to compete aggressively with other packaging materials in the beer and soft drink industries.
   The glass bottle has shown resilience in the packaged beer industry, while soft drink industry use of the PET bottle has grown.
   The beer industry also has begun the usage of plastic beer bottles. In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage industry than in the U.S., particularly in the packaged beer industry, in which the market share of metal containers has been hindered by non-tariff trade barriers and restrictive taxes within Canada.

   Ball also participates in joint ventures in Thailand and Taiwan, in addition to providing manufacturing technology and assistance to several can manufacturers around the world.  In addition to Ball's joint ventures, current licensees of technology include Fabricas Monterrey, SA de CV, and Amcor Ltd., among others.

   North American Metal Food Containers

   In addition to metal beverage cans, Ball produces two-piece and three-piece steel food cans for packaging vegetables, fruit, soups, meat and other foods. These steel food containers are manufactured in the U.S. and Canada and sold primarily to food processors in North America. In 2002 metal food container sales comprised approximately 19 percent of North American packaging segment net sales. Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal vegetable and salmon packs. Approximately 33 billion steel food cans were shipped in the U.S. and Canada in
   2002, of which we estimate approximately 16 percent were shipped by Ball.

   Since the second quarter of 2000, Ball and ConAgra Grocery Products Company (ConAgra) have participated in a joint venture food can manufacturing company, Ball Western Can Company (Ball Western). Ball receives management fees and accounts for the results of its 50 percent-owned investment under the equity method. On December 30, 2002, ConAgra notified Ball of its desire to terminate and dissolve the Ball Western joint venture effective January 1, 2004. Ball and ConAgra are engaged in ongoing discussions to evaluate various options.

   We recently signed a multi-year contract with Abbott Laboratories' Ross Products Division (Ross), the makers of a broad range of infant formulas and food supplements. Ross will exit a portion of its self-manufacturing operations in early 2003. To accommodate this new business and convert some of our existing three-piece food can customers to two-piece cans, we are adding a new two-piece steel food can line in our Milwaukee beverage can plant capable of producing approximately 1.2 billion cans per year, as well as a new 225,000-square-foot warehouse addition.

   Ball has two main competitors in the metal food containers business. The steel food can also competes with other packaging materials in the food industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, this product line must increasingly focus on product innovation. Service, quality and price are deciding competitive factors.

   North American Plastic Containers

   To capitalize on existing customer relationships, Ball entered the polyethylene terephthalate (PET) container business in 1995.
   PET packaging represented approximately 11 percent of packaging segment net sales in 2002. Demand for containers made of PET has increased in the beverage packaging industry and is expected to increase in the food packaging industry with improved technology and adequate supplies of resin. While PET beverage containers compete against metal, glass and cardboard, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. The latest publicly available projections indicate that the growth in overall PET demand in North America over the next two years is expected to be between 7 and 8 percent. Based on research estimates from various sources, we believe
   Ball's share of the total U.S. and Canadian shipments is between 8 and 12 percent.

   On December 28, 2001, we acquired substantially all of the assets of Wis-Pak Plastics, Inc. and entered into a long-term agreement to supply 100 percent of Wis-Pak's PET container requirements, which are currently 550 million containers annually.
   We closed one of the acquired plants in Iowa during 2002; the after-tax cash costs associated with this closure were approximately $1 million and were substantially paid by the end of 2002.

   In addition to a Wisconsin facility that Ball acquired from Wis-Pak, the company operates four PET facilities that it built in
   California, Iowa, New Jersey and New York. Four new plastic bottle blow-molding productions lines were added to three of our facilities throughout 2002.

   Competition in the PET container industry includes several national and regional suppliers and self-manufacturers. Service, quality and price are deciding competitive factors. Increasingly, the ability to produce customized, differentiated plastic containers is an important competitive factor.

   Most of Ball's PET containers are sold under long-term contracts to suppliers of bottled water and carbonated soft drinks, including Pepsi-Cola and Coca-Cola. Plastic beer containers are being tested by several of our customers and we are developing plastic containers for the single serve juice market.

   International Packaging

   Europe

   Ball Packaging Europe and its operations consist of 10 beverage can plants and two beverage can end plants, a technical center in Bonn, Germany, and the European headquarters in Ratingen, Germany. Of the 12 plants, four are located in Germany, four in the United Kingdom, two in France and one each in the Netherlands and Poland. In total the newly acquired plants produce approximately 12 billion cans annually, with 60 percent being produced from steel and 40 percent from aluminum. Five of the can plants use steel only, three use aluminum and two plants use both metals.

   Ball Packaging Europe's metal beverage container business is the second largest in Europe, with an estimated 2002 market share of 31 percent, and produces two-piece beverage cans and can ends for beer, carbonated soft drinks, mineral water, fruit juices, isotonics, milk-based beverages, coffee drinks and alcoholic mixed drinks. In Western Europe, Ball Packaging Europe is the top beverage container manufacturer in Germany, France and the Benelux countries and the second largest beverage container manufacturer in the United Kingdom. In addition, it has contributed to the development of the Eastern European beverage market and has an estimated 50 percent market share in Poland.

   As in North America, the metal beverage can continues to compete aggressively with other packaging materials in the European beer and soft drink industries. The glass bottle is utilized in the packaged beer industry, while soft drink industry use of the PET bottle has grown.

   The European beverage can business has a relatively balanced and stable customer base with 10 customers accounting for approximately 55 percent of its gross trade sales and 20 customers accounting for approximately 70 percent of such sales.
   Ball Packaging Europe's major customers include Coca-Cola, Britvic (Pepsi-Cola), Coors, Heineken, Interbrew and South
   African Breweries.

   Our operations in Germany are subject to packaging legislation that exempts one-way containers from a mandatory deposit fee as long as returnable containers maintain at least a 72 percent market share. After the market share dropped below this mandated level, regulators imposed a mandatory deposit fee on cans and other non-refillable containers effective January 1, 2003, although an effective container return system is not expected to be in place until October 2003, at the earliest. It is too soon to determine the long-term impact the deposit fee will have on sales in Germany, but in the interim, we have temporarily reduced production at our German plants in response to lower demand.

   The European packaging business is capital intensive, requiring significant investments in machinery and equipment.
   Profitability is sensitive to selling prices, foreign exchange rates, production volumes, labor and the costs and availability of certain raw materials, such as aluminum and steel. The European market for steel and aluminum supply is highly consolidated with three steel suppliers and four aluminum suppliers providing 95 percent of European demand. Material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer agreements. Aluminum is purchased primarily in U.S. dollars while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars.
   This inherently results in a foreign exchange rate risk, which the company minimizes through the use of hedging contracts.

   Other International

   Through Ball Asia Pacific Holdings Limited, we are the largest beverage can manufacturer in the People's Republic of China (PRC)
   and believe that our facilities are the most modern in that country. Capacity has grown rapidly in the PRC, resulting in a supply/demand imbalance. We undertook a review of our options there and, as a result, have closed several facilities during the past several years. The Beijing manufacturing facility is one of the most technologically advanced plants in the PRC and the company's 34 percent-owned affiliate, Sanshui Jianlibao FTB Packaging Limited, is the largest can manufacturing facility in the
   PRC in terms of production capacity.

   We are also a 50 percent equity owner of a joint venture in Brazil that produces approximately 2 billion two-piece aluminum cans and ends and holds an estimated 15 percent market share.

   For more information on Ball's international operations, see Item 2, Properties, and Exhibit 21.1, Subsidiary List.

   Aerospace and Technologies

   The aerospace and technologies segment includes defense systems, civil space systems and commercial space operations.  The defense operations business unit includes defense systems, systems engineering services, advanced antenna and video systems and electro-optics and cryogenic systems and components. Sales in the aerospace and technologies segment accounted for approximately
   13 percent of consolidated net sales in 2002.

   The majority of the aerospace and technologies segment business involves work under contracts, generally from one to five years in duration, for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and other U.S.
   government agencies and for foreign governments. Contracts funded by the various agencies of the federal government represented approximately 96 percent of segment sales in 2002. Geopolitical events and executive and legislative branch priorities have created considerable growth opportunities in our core competencies. However, consolidation in the aerospace and defense industries continues, and there is strong competition for business.

   Civil space systems, defense systems and commercial space operations include hardware, software and services to both U.S. and international customers, with emphases on space science, environmental and Earth sciences, defense and intelligence, manned missions and space exploration.  Major contractual activities frequently involve the design, manufacture and testing of satellites, ground systems and payloads (including launch vehicle integration), as well as satellite ground station control hardware and software. The company also produces navigation and cryogenic equipment that is standard equipment on every space shuttle mission. At this time, the company anticipates minimal effect on its results from the loss of the space shuttle Columbia on February 1, 2003.

   Other hardware activities include:  target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and sensor cooling devices using either closed-cycle mechanical refrigerators or open-cycle solid and liquid cryogens; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors.

   Additionally, the aerospace and technologies segment provides diversified technical services and products to federal and local government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems needs.

   Backlog of the aerospace and technologies segment was approximately $497 million and $431 million at December 31, 2002 and 2001, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue.
   The 2002 backlog includes approximately $329 million expected to be billed during 2003, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $334 million at December 31, 2002. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

                                                          Research and Development

   Note 17, "Research and Development," in the 2002 Annual Report to Shareholders contains information on company research and development activity and is incorporated herein by reference.

                                                               Environment

   Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being recycled and diverted from the solid waste stream. Using the most recent data available, in 2001 approximately 55 percent of aluminum containers,
   58 percent of steel cans and 22 percent of the PET containers sold in the U.S. were recycled.

   Recycling rates vary throughout Europe, but generally are comparable with rates for similar packaging materials in North America.
   Some of the highest rates are in Germany where both aluminum and steel cans were recycled at rates estimated to be at least
   80 percent prior to the imposition of mandatory deposits on one-way packaging effective January 1, 2003.

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

   Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S., Canada Europe and Asia. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation was widely adopted, it could have a material adverse effect on the business of the company, as well as on the container manufacturing industry generally, in view of the company's substantial global sales and investment in metal and PET container manufacture.

                                                                Employees

   At the end of February 2003 the company employed approximately 12,500 people worldwide, including approximately 8,300 employees in the United States and 4,200 in other countries. Approximately 20 percent of the North American employees were unionized and approximately 90 percent of the European employees were unionized.

                                                      Where to Find More Information

   Ball Corporation is subject to the reporting and other information requirements of the Exchange Act. Reports and other information filed with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at http://www.sec.gov containing our reports, proxy materials, information statements and other items.

   The company also maintains a website at http://www.ball.com on which it provides a link to access Ball's SEC reports free of charge.

Item 2.    Properties

   The company's properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

   The Corporate headquarters is located in Broomfield, Colorado. Ball Aerospace & Technologies Corp. offices are located in
   Broomfield, Colorado. The Colorado-based operations of this business occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate approximately 1,200,000 square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations include facilities in California, Florida, Georgia, New Mexico, Ohio, Texas, Virginia and Australia.

   The offices for the North American packaging operations are based in Westminster, Colorado, and the offices for the European packaging operations are located in Ratingen, Germany. Also located in Westminster is the Edmund F. Ball Technical Center,
   which serves as a research and development facility, primarily for the metal packaging operations. The pilot line and research and development center for the plastic container business, currently located in Smyrna, Georgia, will be relocated to Colorado by the end of 2004. The European Technical Centre, which serves as a research and development facility for the European beverage can manufacturing operations, is located in Bonn, Germany.

   Information regarding the approximate size of the manufacturing locations for significant packaging operations, which are owned or leased by the company, follows. Facilities in the process of being shut down have been excluded from the list. Where certain locations include multiple facilities, the total approximate size for the location is noted. In addition to the facilities listed, the company leases other warehousing space.

                                                        Approximate
                                                       Floor Space in
   Plant Location                                       Square Feet

   Metal packaging manufacturing facilities:
     North America
       Springdale, Arkansas                                286,000
       Richmond, British Columbia                          194,000
       Fairfield, California                               340,000
       Torrance, California                                265,000
       Golden, Colorado                                    500,000
       Tampa, Florida                                      275,000
       Kapolei, Hawaii                                     132,000
       Monticello, Indiana                                 356,000
       Kansas City, Missouri                               400,000
       Saratoga Springs, New York                          358,000
       Wallkill, New York                                  314,000
       Reidsville, North Carolina                          287,000
       Columbus, Ohio                                      167,000
       Findlay, Ohio*                                      733,000
       Burlington, Ontario                                 308,000
       Whitby, Ontario*                                    200,000
       Guayama, Puerto Rico                                225,000
       Baie d'Urfe, Quebec                                 211,000
       Chestnut Hill, Tennessee                            300,000
       Conroe, Texas                                       180,000
       Fort Worth, Texas                                   328,000
       Bristol, Virginia                                   241,000
       Williamsburg, Virginia                              457,000
       Seattle, Washington                                 166,000
       Weirton, West Virginia (leased)                      85,000
       DeForest, Wisconsin                                 360,000
       Milwaukee, Wisconsin*                               402,000

     Europe
       Bierne, France                                      263,000
       La Ciotat, France                                   354,000
       Braunschweig, Germany                               180,000
       Hassloch, Germany                                   283,000
       Hermsdorf, Germany                                  248,000
       Weissenthurm, Germany                               257,000
       Oss, Netherlands                                    231,000
       Radomsko, Poland                                    309,000
       Deeside, U.K.                                       109,000
       Rugby, U.K.                                         175,000
       Runcorn, U.K.                                       140,000
       Wrexham, U.K.                                       222,000

     Asia
       Beijing, PRC                                        238,000
       Hubei (Wuhan), PRC                                  167,000
       Shenzhen, PRC                                       323,000

   *Includes both metal beverage container and metal food container manufacturing operations.

                                                        Approximate
                                                       Floor Space in
   Plant Location                                       Square Feet

   Plastic packaging manufacturing facilities:
     North America
       Chino, California (leased)                          500,000
       Ames, Iowa                                          840,000
       Delran, New Jersey                                  450,000
       Baldwinsville, New York (leased)                    240,000
       Watertown, Wisconsin                                111,000

     Asia
       Zhongfu, PRC (leased)                                52,000
       Hemei, PRC                                           42,000

   In addition to the consolidated manufacturing facilities, the company has ownership interests of 50 percent or less in packaging affiliates located primarily in the PRC, Brazil and Thailand.

Item 3.    Legal Proceedings

North America

As previously reported, the U.S. Environmental Protection Agency (EPA) considers the company a Potentially Responsible Party (PRP)
with respect to the Lowry Landfill site located east of Denver, Colorado. On June 12, 1992, the company was served with a lawsuit filed by the City and County of Denver (Denver) and Waste Management of Colorado, Inc., seeking contribution from the company and approximately 38 other companies. The company filed its answer denying the allegations of the Complaint. On July 8, 1992, the company was served with a third-party complaint filed by S.W. Shattuck Chemical Company, Inc., seeking contribution from the company and other companies for the costs associated with cleaning up the Lowry Landfill. The company denied the allegations of the complaint.

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

The company previously reported that on August 1, 1997, the EPA sent notice of potential liability to 19 PRPs concerning past activities at one or more of the four Rocky Flats parcels (including land owned by Precision Chemicals now owned by Great Western
Inorganics) at the Rocky Flats Industrial Park site (RFIP) located in Jefferson County, Colorado. The RFIP site also includes the
AERRCO site and a site owned by Thoro Products Company. Based upon sampling at the site in 1996, the EPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. The EPA requested the
PRPs to perform certain site work in 1996. These discussions have been ongoing. On December 19, 1997, the EPA issued an
Administrative Order on Consent (AOC) to conduct the engineering estimates and cost analyses. The AOC has been finalized. The company has funded approximately $70,000 toward these costs. The PRPs have negotiated an agreement and the company contributed
$5,000 as an initial group contribution. The company has agreed to pay 12 percent of the costs of cleanup at the AERRCO site and a percentage of the cleanup costs on the Thoro site. On January 8, 2003, the company made an additional payment of $97,200 toward the cost of cleanup. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in October 2001 representatives of Vauxmont Intermountain Communities notified six of the PRPs at the
AERRCO site, including the company, (AERRCO PRPs) that hazardous materials might have contaminated property owned by Vauxmont.
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

As previously reported, the company was notified on June 19, 1989, that the EPA has designated the company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that were released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the company, along with other companies whose alleged hazardous waste contributions to the
Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the company, along with other above-described PRPs, were notified by the EPA that it was negotiating with the large-volume PRPs another consent order for performance of a site environmental study as a prerequisite to long-term remediation. The EPA and the large-volume PRPs offered a second de minimis program buyout for settlement of liability for remediation of the site, and the offer was made to certain PRPs, including the company. On August 10, 2001, the EPA issued a General Notice and Opportunity to Participate in De Minimis Settlement
letter to the company and over 1,000 other PRP's. The company signed the Global Consent Decree for De Minimis Parties on
September 6, 2001, and returned it to the EPA. Within 30 days of entry of the Consent Decree, the company will make one payment of $66,737 to the EPA and an additional payment of $53,668 to the large volume PRPs. Alltrista Corporation has agreed to reimburse the company for $116,311 of the $120,404 total payment. Once the Consent Decree is final, the company's and Alltrista Corporation's liability at the site will be resolved. The Consent Decree is finalized and expected to be entered in 2003. Based upon the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, during July 1992, the company received information that it had been named a PRP with respect to the
Solvents Recovery of New England Site (SRSNE) located in Southington, Connecticut. According to the information received, it is alleged that the company contributed approximately 0.08816 percent of the waste contributed to the site on a volumetric basis.
The PRP group has been involved in negotiations with the EPA regarding the remediation of the site. The company has paid approximately $17,500 toward site investigation and remediation efforts. The PRP group has spent $15 million through the end of 2001. Approximately $1.5 million more will be spent to complete a remedial investigation/feasibility study (RI/FS) and pay for remediation work through 2003. As of December 2001, projected remediation cost estimates for a bioremediation and enhanced oxidation system ranged from $20 million to $30 million. A de minimis offer was expected to be prepared in 2001, but there will be no proposals made in the foreseeable future. The PRP group offered a $5.5 million settlement to resolve the EPA claim of
$16 million for past costs at the SRSNE site. PRP/EPA negotiations to resolve the past cost claims from the EPA have not been resolved and are not being actively pursued by the PRP group. A natural resources damage claim of approximately $3 million is anticipated. The company paid $1,230 in 2002 toward site assessments. Based on the information, or lack thereof available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The EPA has also sought recovery for the Angelillo site which is related to the SRSNE site. Contaminated soil and empty drums were transferred from the SRSNE Site to the Angelillo site and removed by the EPA's contractor in 1996 and 1997. The EPA informed the
PRP group in March 2000 of their intention to seek recovery of approximately $1,155,000 for work the EPA conducted at the Angelillo site. The company signed a Tolling Agreement with the EPA on April 20, 2000, regarding the Angelillo site. The PRP group and the
EPA reached agreement on past EPA site costs for Angelillo. The company signed the Agreement for Recovery of Past Response Costs on March 20, 2001. The PRP and the EPA finalized a settlement of the past site costs. The PRP group paid $626,000 to the EPA on behalf of the PRP group. The company paid $885 on May 15, 2001, and $1,139 on December 5, 2001, for group assessments. This matter is now resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp., a then wholly-owned subsidiary of the company (renamed Ball Glass Container Corporation [Ball Glass]), the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Saint-Gobain
Industries, Inc., and currently wholly owned by Saint-Gobain, received a general notification letter and information request from the EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the
Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4
Superfund Sites located in Los Angeles County, California. The EPA requested certain information from Ball Glass, and Ball Glass responded. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group completed negotiations with the EPA over the terms of the administrative consent order, statement of work for the remedial investigation phase of the cleanup, and the interim allocation arrangement between PRP group members to fund the remedial investigation. The interim allocation approach requires that any payment will be based upon contribution to pollution. An AOC was executed by the PRP group and the EPA. The EPA also accepted the statement of work for the remedial investigation phase of the cleanup. The PRP group retained an environmental engineering consulting firm to perform the remedial investigation. As required under the AOC, the group submitted to the EPA copies of all environmental studies conducted at the plant, the majority of which had already been furnished to the State of California. The EPA then approved the work plan, project management plan, and the data management plan portions of the PRP group's proposed RI/FS. The PRP group funded the RI/FS. The PRP group's environmental consulting firm then submitted its Feasibility Study Technical Memorandum 1 to the USEPA concerning the site. Five potential remedial action plans were identified in the study. USEPA finalized the Record of Decision ("ROD") and selected the most extensive and expensive remedy. The selected remedy is extraction and treatment of the solvent contaminated groundwater in both the east El Monte and west El Monte plumes, both deep and shallow aquifers. The PRP group then commenced the final allocation process.  The Allocation Committee was assigned such task and undertook the development of the method for final allocation of costs among PRP group members. Although final allocation has not been made, the Allocation Committee will, if necessary, allocate costs so that PRP group members responsible for the majority of the contamination will pay a higher percentage of the cleanup costs required by the ROD. As a result of such allocation method for final remediation costs Ball Glass performed additional soil vapor analysis testing to compliment its soil and groundwater sampling analyses previously conducted.  In a significant positive development, the results of all 44-vapor probe locations were non-detect for constituents of concern sampled (i.e., those pollutants present in the area groundwater). On
November 11, 1999, Ball Glass informed the PRP group of these results, which should reduce Ball Glass' final cost allocation under such allocation method. Related to remediation costs, the San Gabriel Basin Water Quality Authority ("WQA") committed to fund
$500,000 as an early response action program ("ERAP"); and as a result, the PRP group implemented a shallow aquifer groundwater treatment program under ERAP (in order to obtain such matching public grant funds), using group funds to install three west plume shallow aquifer groundwater remediation wells.  Regarding the anticipated implementation of the final remedy, negotiations continue with area water providers who may pump and treat deep aquifer groundwater from the east and west plumes. If negotiations are successful the PRP group members may only be responsible for remediation of shallow aquifers on the east and west sides of the operable unit. The company has also been involved with other de minimis members of the PRP group to settle this matter. In
August 2001, the de minimis members, including the company, finalized their de minimis offer to the PRP group. The amount of the offer is $3.75 million with the company's share being $391,000 (10%). Also, the company and the other de minimis' PRPs reached a tentative buy-out settlement with Gould Industries and the other large PRPs who will be site work parties. The work parties have submitted to USEPA and subsequently withdrawn a good-faith offer to conduct the final site remedial work. Site investigation work continues. In addition, the company's general liability insurer is defending this governmental action and is paying the cost of defense, including attorneys' fees under a reservation of rights. Based on the information, or lack thereof available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company, however the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that in 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles
County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. The water companies petitioned the
Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals, which reversed the Trial Court. One non-regulated utility appealed this decision to the California Supreme Court. Pending completion of the appellate process, the Trial Court stayed further action in this litigation except that the plaintiffs were permitted to add additional defendants. Plaintiffs have joined numerous companies, which are alleged to be PRPs in the various operable units in the San Gabriel Valley Superfund Site. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California
Water Company, et al., as the lead case. In late March 1999, Ball-Foster Glass Container Co., L.L.C. (now named Saint Gobain
Containers, Inc.), the present owner of the El Monte glass plant and an entity in which the company has no current ownership interest, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the company for defense and indemnity. The company in turn tendered this lawsuit to its general liability carrier for defense and indemnity. The litigation, including the filing of answers by such joined parties, was stayed pending the decision of the California Supreme Court as to whether the California Public Utilities Commission had sole jurisdiction over these cases since some of the defendants are regulated utilities. On February 4, 2002, the California Supreme Court issued its written opinion upholding the decision of the Court of Appeals ruling that the plaintiffs may proceed with their toxic tort claims in the Trial
Court against all defendants, including the company, who are non-regulated utilities. A complex case management order has been entered. Under the order, the cases were divided into three groups with the company being named in only the Adler case. The plaintiffs were ordered to re-file their complaints. Plaintiffs served the consolidated Adler group complaint on the company, and the company filed its answer to the group complaint. At a hearing on October 21, 2002, the judge dismissed the punitive damage claims in the complaint. The case management order also allows limited discovery by written interrogatories and separate requests for production of documents. Similarly situated de minimis industry defendants have formed a joint defense group and the company has joined the group. During January and February 2003, the company responded to discovery requests by the plaintiffs. The company's general liability insurer is defending this action and is paying the cost of defense, including attorneys' fees under a reservation of rights. Based on the information, or lack thereof, available to the company at the present time, the company is unable to express an opinion as to the actual exposure for this matter; however, based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

On December 30, 2002, the company received a 104(e) letter from the USEPA pursuant to the Comprehensive Environmental, Response,
Compensation and Liability Act (CERCLA) requesting answers to certain questions regarding the waste disposal practices of the
Heekin Can Company and the relationship between the company and the Heekin Can Company. Region 5 of the EPA is involved in the cleanup of the Jackson Brothers Paint Company site which consists of four, and possibly five, sites in and around Laurel, Indiana.
The Jackson Brothers Paint Company apparently disposed of drums of waste in the 1960s and 1970s. The USEPA has alleged that some of the waste that has been uncovered was sent to the sites from the Cincinnati plant operated by the Heekin Can Company. The
Indiana Department of Environmental Management (IDEM) referred this matter to the USEPA for removal of the drums and cleanup. At the present time there are an undetermined number of drums at one or more of the sites that have been initially identified by the
USEPA as originating from the Heekin Can Company. The USEPA has sent 104(e) letters to seven other potentially responsible parties including the Heekin Can Company. On January 30, 2003, the company responded to the request for information pursuant to Section
104(e) of CERCLA. The USEPA has initially estimated cleanup costs to be between $4 million and $5 million. Based on the information, or lack thereof, available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of the operations or financial condition of the company.

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
On February 4, 2002, the Board denied the request to reopen the case. This decision was not appealed. This matter is now resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, on or about December 31, 1992, William Hallahan and his wife filed suit in the Supreme Court of the State of New York, County of Saratoga, against certain manufacturers of solvents, coatings and equipment, including Somerset Technologies
Inc. and Belvac Production Machinery, seeking damages in the amount of $15 million for allegedly causing leukemia by exposing him to harmful toxins. Somerset and Belvac filed third-party complaints seeking contribution from the company for damages that they might be required to pay William Hallahan. The defendants, including the company, have filed a motion for summary judgment against the plaintiff requesting a judgment that the Workers' Compensation Board has determined this case against William Hallahan. On
July 3, 2002, the Court entered a decision in favor of the defendants and us. On August 13, 2002, the Court entered judgment on the decision. On August 29, 2002, Mr. Hallahan and his wife filed an appeal in the Appellate Division. On February 24, 2003, the
Appellate Division held a mandatory mediation conference regarding this case. Certain defendants settled this case with the plaintiffs as to all parties. The company did not contribute to the settlement. The settlement agreement is being prepared by the parties. The appeal has been withdrawn by Mr. and Mrs. Hallahan. This matter has now been resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

Europe

Ball Packaging Europe, together with other plaintiffs, is contesting the enactment of a mandatory deposit for non-returnable containers based on the German Packaging Regulation (Verpackungsverordnung) in federal and state administrative courts. The proceedings in the administrative court in Hessen (Verwaltungsgericht Wiesbaden) and Brandenburg (Verwaltungsgericht Potsdam) were discontinued on September 24 and October 30, 2002, respectively. The Administrative Court in Northrhine Westfalia
(Verwaltungsgericht Düsseldorf) has rendered a positive judgment and confirmed that a duty to implement a mandatory deposit fee as of January 1, 2003, does not exist. According to that court, a mandatory deposit fee to protect returnable containers is without legal basis in the current legislation. Other administrative courts have not yet scheduled hearings. The German administration has filed an appeal against the suspensive effect of the judgment of the administrative court in Northrhine Westfalia to the
Oberverwaltungsgericht Münster (Higher Administrative Court) and has filed an appeal on the merits of the case to the
Bundesverwaltungsgericht in Leipzig (Federal Administrative Court). On November 27, 2002, the Higher Administrative Court in
Münster decided to lift the temporary legal protection. On January 16, 2003, the Federal Administrative Court in Leipzig
decided that the plaintiffs did not have procedural standing in the administrative court in Düsseldorf; therefore, it did not reach the issue of whether the imposition of the mandatory deposit is a proper implementation of the current legislation. A proceeding in the Bundesverfassungsgericht in Karlsruhe (Federal Constitutional Court) is still pending; the date of the hearing has not yet been set. Based on the information, or lack thereof available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company, however, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 4.  Submission of Matters to Vote of Security Holders

   There were no matters submitted to the security holders during the fourth quarter of 2002.

                                                                Part II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters

   Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 5,658 common shareholders of record on February 28, 2003.

   Securities authorized for issuance under equity compensation plans are summarized below:

                                                              Equity Compensation Plan Information
                                          ---------------------------------------------------------------------------
                                                                                                Number of Securities
                                           Number of Securities                               Remaining Available for
                                            to be Issued Upon          Weighted-average        Future Issuance Under
                                               Exercise of            Exercise Price of         Equity Compensation
                                           Outstanding Options,          Outstanding              Plans (Excluding
   Plan category                           Warrants and Rights        Options, Warrants         Securities Reflected
                                                   (a)                    and Rights                in Column (a))
                                          ---------------------      -------------------      -----------------------
   Equity compensation plans approved
     by security holders                             -                             -                          -

   Equity compensation plans not
     approved by security holders            3,208,747                     $  24.565                  1,647,279
                                          ---------------------      -------------------      -----------------------
     Total                                   3,208,747                     $  24.565                  1,647,279
                                          =====================      ===================      =======================

   Other information required by Item 5 appears under the caption, "Quarterly Stock Prices and Dividends," in the 2002 Annual
   Report to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

   The information required by Item 6 for the five years ended December 31, 2002, appearing in the section titled, "Five-Year
   Review of Selected Financial Data," of the 2002 Annual Report to Shareholders, is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

   "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to
   Shareholders is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   The information required by Item 7A appears under the caption, "Financial Instruments and Risk Management," within the
   "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 2002 Annual Report to
   Shareholders, which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

   The consolidated financial statements and notes thereto of the 2002 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP, dated January 21, 2003, included in the 2002 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There were no matters required to be reported under this item.

                                                               Part III

Item 10.   Directors and Executive Officers of the Registrant

   The executive officers of the company as of December 31, 2002, were as follows:

1.   R. David Hoover, 57, Chairman, President and Chief Executive Officer since April 2002 and a director since 1996. Mr. Hoover was President and Chief Executive Officer from January 2001 until April 2002 and Vice Chairman, President and Chief Operating
     Officer from April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer from January 2000 to April 2000;
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
     Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President,
     Finance and Administration, Management Services Division, 1983-1985.

2.   Raymond J. Seabrook, 51, Senior Vice President and Chief Financial Officer since April 2000; Senior Vice President, Finance,
     April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior
     Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

3.   Leon A. Midgett, 60, Executive Vice President and Chief Operating Officer, Packaging, since April 2000; Chief Operating
     Officer, Packaging, and President of North American Beer/Beverage, January 2000 to April 2000; President of North American
     Beer/Beverage, November 1995 to January 2000.

4.   Hanno C. Fiedler, 57, Executive Vice President and a director since December 2002 as well as Chairman and Chief Executive
     Officer of Ball's European packaging business. Mr. Fiedler was Chairman of the Board of Management of Schmalbach-Lubeca AG
     from January 1996 until December 2002 and, prior to that, headed the European activities of TRW Inc.

5.   Donald C. Lewis, 60, Vice President and General Counsel, since September 1998 and Assistant Corporate Secretary since
     December 2002; Vice President, Assistant Corporate Secretary and General Counsel, 1997-1998; General Counsel and Assistant
     Corporate Secretary, 1995-1997; Associate General Counsel and Assistant Corporate Secretary, 1990-1995; Associate General
     Counsel, 1983-1990; Assistant General Counsel, 1980-1983; Senior Attorney, 1978-1980; General Attorney, 1974-1978.

6.   Harold L. Sohn, 56, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products,
     1988-1993.

7.   David A. Westerlund, 52, Senior Vice President, Administration, since April 1998 and Corporate Secretary since
     December 2002; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director,
     Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container
     Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

8.   Scott C. Morrison, 40, Vice President and Treasurer since April 2002; Treasurer September, 2000 to April 2002; Managing
     Director/Senior Banker of Corporate Banking, Bank One, Indianapolis, Indiana, 1995 to August 2000.

9.   John A. Hayes, 37, Vice President, Corporate Strategy, Marketing and Product Development since January 2003; Vice President,
     Corporate Planning and Development, April 2000 to January 2003; Senior Director, Corporate Planning and Development, February
     1999 to April 2000; Vice President, Mergers and Acquisitions/Corporate Finance, Lehman Brothers, Chicago, Illinois, April 1993
     to February 1999.

10.  Douglas K. Bradford, 45, Controller since April 2002; Assistant Controller, May 1998 to April 2002; Senior Director, Tax
     Administration, January 1995 to May 1998; Director, Tax Administration, July 1989 to January 1995.

   Other information required by Item 10 appearing under the caption, "Director Nominees and Continuing Directors," beginning on page 4 and under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," on page 22 of the company's proxy statement filed pursuant to Regulation 14A dated March 17, 2003, is incorporated herein by reference.

Item 11. Executive Compensation

   The information required by Item 11 appearing under the caption, "Executive Compensation," beginning on page 10 of the company's proxy statement filed pursuant to Regulation 14A dated March 17, 2003, is incorporated herein by reference. Additionally, the
   Ball Corporation 2000 Deferred Compensation Company Stock Plan and the Ball Corporation Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company's stock performance. Nonemployee directors also participate in the 2000 Deferred Compensation
   Company Stock Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 appearing under the caption, "Voting Securities and Principal Shareholders," on pages 1 through 3 of the company's proxy statement filed pursuant to Regulation 14A dated March 17, 2003, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

   The information required by Item 13 appearing under the caption, "Ratification of the Appointment of Independent Accountants,"
   on page 19 of the company's proxy statement filed pursuant to Regulation 14A dated March 17, 2003, is incorporated herein by reference.

Item 14.   Disclosure Controls and Procedures

   Within 90 days of the filing of the annual report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures as defined by the SEC and concluded that they were appropriate to ensure that information required to be disclosed by us in this annual report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  There have not been any significant changes in our internal controls or in other factors that would significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses in the internal controls.

                                                                Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1) Financial Statements:

        The following documents included in the 2002 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

            Consolidated statements of earnings - Years ended December 31, 2002, 2001 and 2000

            Consolidated balance sheets - December 31, 2002 and 2001

            Consolidated statements of cash flows - Years ended December 31, 2002, 2001 and 2000

            Consolidated statements of shareholders' equity and comprehensive earnings - Years ended December 31, 2002, 2001 and
            2000

            Notes to consolidated financial statements

            Report of independent accountants

        (2) Financial Statement Schedules:

        Financial statement schedules have been omitted as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

        (3) Exhibits:

        See the Index to Exhibits which appears at the end of this document and which is incorporated by reference herein.

(b)     Reports on Form 8-K:

        A Current Report on Form 8-K was filed on November 14, 2002, furnishing under Item 9 the certifications pursuant to 18
        U.S.C. Section 1380, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman
        of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President
        and Chief Financial Officer of Ball Corporation.

        A Current Report on Form 8-K was filed on November 20, 2002, reporting under Items 5, 7 and 9 an announcement that Ball was commencing the solicitation of consents from holders of its 7-3/4% Senior Notes due 2006 and 8-1/4% Senior Subordinated
        Notes due 2008 to amend certain provisions of the senior note indenture and the senior subordinated note indenture covering those securities. In addition, the company furnished financial statements of Schmalbach-Lubeca Beverage Cans.

        A Current Report on Form 8-K was filed on November 27, 2002, reporting under Items 5 and 7 the commencement of Ball's offering of senior notes to be used to help finance the acquisition of Schmalbach-Lubeca AG.

        A Current Report on Form 8-K was filed on December 31, 2002, reporting: (1) under Item 2 Ball's acquisition of 100 percent of the outstanding shares of Schmalbach-Lubeca GmbH, (2) under Item 5 that, in connection with the acquisition, Ball completed the issuance of $300 million in 6-7/8% senior notes due 2012.

FORWARD-LOOKING STATEMENTS

   The company has made or implied certain forward-looking statements in this annual report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company's goals and could vary materially from those expressed or implied. From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company's actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage beer and soft drink cans is heaviest; product introductions; insufficient production capacity;
   overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel and aluminum and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company's products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the inability to continue the purchase of the company's common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company's businesses and to satisfy the resulting credit obligations; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases in various employee benefits and labor costs, specifically pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets of the company's defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions;
   the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty associated with performance of aerospace and technologies segment contracts; the ability to promptly invoice and collect accounts receivable from customers, particularly from governmental agencies; international business and market risks such as the devaluation of international currencies; pricing and ability or inability to sell scrap associated with the production of metal containers; international business risks (including foreign exchange rates) in the United States, Europe and particularly in developing countries such as China and Brazil; foreign exchange rate of the U.S. dollar against the European euro, British pound, Polish zloty, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real; terrorist activity or war that disrupts the company's production, supply, or pricing of raw materials used in the production of the company's goods and services, including increased energy costs, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company's businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the integration and operation of the business of Schmalbach-Lubeca GmbH, now known as Ball
   Packaging Europe.  If the company is unable to achieve its goals, then the company's actual performance could vary materially from those goals expressed or implied in the forward-looking statements.  The company does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports.  You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange
   Commission.

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

                                                                    BALL CORPORATION
                                                                    (Registrant)

                                                                    By: /s/ R. David Hoover
                                                                        R. David Hoover, Chairman, President
                                                                        and Chief Executive Officer
                                                                        March 27, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

   (1)   Principal Executive Officer:

                                                                    Chairman, President and Chief
            /s/ R. David Hoover                                     Executive Officer
         ----------------------------------------------------
            R. David Hoover                                         March 27, 2003

   (2)   Principal Financial Accounting Officer:

                                                                    Sr. Vice President and Chief
            /s/ Raymond J. Seabrook                                 Financial Officer
         ----------------------------------------------------
            Raymond J. Seabrook                                     March 27, 2003

   (3)   Controller:

            /s/ Douglas K. Bradford                                 Controller
         ----------------------------------------------------
            Douglas K. Bradford                                     March 27, 2003

   (4)   A Majority of the Board of Directors:

            /s/ Frank A. Bracken                              *     Director
         ----------------------------------------------------
            Frank A. Bracken                                        March 27, 2003

            /s/ Howard M. Dean                                *     Director
         ----------------------------------------------------
            Howard M. Dean                                          March 27, 2003

            /s/ John T. Hackett                               *     Director
         ----------------------------------------------------
            John T. Hackett                                         March 27, 2003

            /s/ Hanno C. Fiedler                              *     Director
         ----------------------------------------------------
            Hanno C. Fiedler                                        March 27, 2003

            /s/ R. David Hoover                               *     Chairman of the Board and Director
         ----------------------------------------------------
            R. David Hoover                                         March 27, 2003

            /s/ John F. Lehman                                *     Director
         ----------------------------------------------------
            John F. Lehman                                          March 27, 2003

            /s/ Jan Nicholson                                 *     Director
         ----------------------------------------------------
            Jan Nicholson                                           March 27, 2003

            /s/ George A. Sissel                              *     Director
         ----------------------------------------------------
            George A. Sissel                                        March 27, 2003

            /s/ Theodore M. Solso                             *     Director
         ----------------------------------------------------
            Theodore M. Solso                                       March 27, 2003

            /s/ William P. Stiritz                            *     Director
         ----------------------------------------------------
            William P. Stiritz                                      March 27, 2003

            /s/ Stuart A. Taylor II                           *     Director
         ----------------------------------------------------
            Stuart A. Taylor II                                     March 27, 2003

   *By R. David Hoover as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                                                    By:  /s/ R. David Hoover
                                                                         R. David Hoover
                                                                         As Attorney-in-Fact
                                                                         March 27, 2003

                                                        Certification

I, R. David Hoover, certify that:

1.       I have reviewed this annual report on Form 10-K of Ball Corporation;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)       Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003

                                                     /s/ R. David Hoover
                                                     R. David Hoover
                                                     Chairman, President and Chief Executive Officer

                                                        Certification

I, Raymond J. Seabrook, certify that:

1.       I have reviewed this annual report on Form 10-K of Ball Corporation;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)       Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)       Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.       The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003

                                                     /s/ Raymond J. Seabrook
                                                     Raymond J. Seabrook
                                                     Executive Vice President and Chief Financial Officer

                                                    Ball Corporation and Subsidiaries
                                                        Annual Report on Form 10-K
                                                   For the year ended December 31, 2002

                                                            Index to Exhibits

      Exhibit
      Number     Description of Exhibit
   ___________________________________________________________________________________

      1.1        Purchase Agreement, dated as of December 5, 2002, by and among Ball Corporation, Lehman Brothers, Inc.,
                 Deutsche Bank Securities, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., BNP Paribas
                 Securities Corp., Dresdner Kleinwort Wasserstein-Grantchester, Inc., McDonald Investments Inc., SunTrust
                 Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC and certain subsidiary guarantors of Ball
                 Corporation (filed by incorporation by reference to the Current Report on Form 8-K, dated December 19, 2002)
                 filed December 31, 2002.

      2.1        Share Sale and Transfer Agreement dated August 29/30, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging
                 GmbH, Ball Pan-European Holdings, Inc. and Ball Corporation (filed by incorporation by reference to Ball
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 29, 2002) filed November 14, 2002.

      2.2        Amendment Agreement, dated December 18, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball
                 Pan-European Holdings, Inc., Ball Corporation and Ball (Germany) Acquisition GmbH, amending the Share Sale and
                 Transfer Agreement, dated August 29/30, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball
                 Pan-European Holdings, Inc. and Ball Corporation (filed by incorporation by reference to the Current Report on
                 Form 8-K, dated December 19, 2002) filed December 31, 2002.

      3.i        Amended Articles of Incorporation as of August 2, 1996 (filed by incorporation by reference to the company's
                 Form 10-Q filed May 14, 1997).

      3.ii       Bylaws of Ball Corporation as amended January 22, 2003 (filed by incorporation by reference to the company's
                 Form S-4 filed February 7, 2003).

      4.1(a)     Amended and Restated Senior Note Indenture, dated August 10, 1998, and amended and restated as of December 19,
                 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated December 19,
                 2002) filed December 31, 2002.

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

      4.2(a)     Amended and Restated Senior Subordinated Note Indenture, dated August 10, 1998, and amended and restated as of
                 December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Subordinated Note Trustee (filed by incorporation by reference to the Current Report on
                 Form 8-K dated August 10, 1998) filed August 25, 1998.

      4.2(b)     Senior Subordinated Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers
                 Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital
                 Markets, Inc., and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the
                 Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

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

      4.4(a)     Registration Rights Agreement, dated as of December 19, 2002, by and among Ball Corporation, Lehman Brothers, Inc.
                 Deutsche Bank Securities Inc., Banc of America Securities LLC, Banc One Capital Marketes, Inc., BNP Paribas
                 Securities Corp., Dresdner Kleinwort Wasserstein-Grantchester, Inc., McDonald Investments Ind., Sun Trust Capital
                 Markets, Inc. and Wells Fargo Brokerage Services, LLC and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated December 19, 2002) filed
                 December 31, 2002.

      4.4(b)     Senior Note Indenture, dated as of December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Trustee (filed by incorporation by reference to the Current
                 Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

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

     10.8        Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

     10.9        1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-40199) filed April 26, 1991.

     10.10       Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995.

     10.11       Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration
                 Statement, No. 333-26361) filed May 1, 1997.

     10.12       Agreement and Plan of Merger among Ball Corporation, Ball Sub Corp. and Heekin Can, Inc. dated as of December 1,
                 1992, and as amended as of December 28, 1992 (filed by incorporation by reference to the Registration Statement on Form S-4, No. 33-58516) filed February 19, 1993.

     10.13       Distribution Agreement between Ball Corporation and Alltrista (filed by incorporation by reference to the
                 Alltrista Corporation Form 8, Amendment No. 3 to Form 10, No. 0-21052, dated December 31, 1992) filed
                 March 17, 1993.

     10.14       1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986)
                 filed April 30, 1993.

     10.15       Ball-InCon Glass Packaging Corp. Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

     10.16       Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly
                 Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

     10.17       Ball Corporation Split Dollar Life Insurance Plan (filed by incorporation by reference to the Quarterly Report on
                 Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

     10.18       Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, as amended October 23, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended September 29, 1996) filed
                 November 13, 1996.

     10.19a      Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Stock Option grants in which the five named executive officers participate and which grants are referred to in the Executive
                 Compensation section in the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the option grants was filed March 29, 1999.)

     10.19b      Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Restricted
                 Stock grant in which the five named executive officers participate and which grants are referred to in the
                 Executive Compensation section of the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the restricted grants was filed March 29, 1999.)

     10.19c      Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for certain cash incentive payments based upon the attainment of certain performance criteria. (The form of the plan was filed
                 March 29, 1999.)

     10.20       Asset Purchase Agreement dated June 26, 1995, among Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container
                 Co., L.L.C.), Ball Glass Container Corporation and Ball Corporation (filed by incorporation by reference to the
                 Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

     10.21       Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.) Amended and Restated Limited Liability
                 Company Agreement dated June 26, 1995, among Saint-Gobain Holdings I Corp., BG Holdings I, Inc. and BG Holdings II,
                 Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed
                 September 29, 1995.

     10.22       Asset Purchase Agreement dated August 10, 1998, among Ball Corporation and its Ball Metal Beverage Container
                 Corp. and Reynolds Metals Company (filed by incorporation by reference to the Current Report on Form 8-K dated
                 August 10, 1998) filed August 25, 1998.

     10.23       Form of Severance Agreement (Change of Control Agreement) which exists between the company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31,
                 1988) filed March 25, 1989.

     10.24       Consulting Agreement between George A. Matsik and Ball Corporation dated October 18, 1999 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1999) filed March 30, 2000.

     10.25       Ball Corporation 2000 Deferred Compensation Company Stock Plan. This plan is referred to in Item 11, the Executive
                 Compensation section of this Form 10-K (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2001) filed March 28, 2002.

     10.26       Ball Corporation Deposit Share Program. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K. (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended
                 December 31, 2001) filed March 28, 2002.

     10.27       Credit Agreement, dated December 19, 2002, among Ball Corporation, certain subsidiaries of Ball Corporation, with
                 Deutsche Bank AG, New York Branch, as Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative
                 Agent, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, Joint Mandated
                 Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, Bank One, NA, Lehman Commercial
                 Paper Inc. and BNP Paribas, as Co-Documentation Agents, and various lending institutions named therein (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

     10.28       Acquisition Related, Special Incentive Plan for selected executives and senior managers which provides for cash incentive payments based upon the attainment of certain performance criteria. (Filed herewith.)

     10.29       Employment agreement between Ball Corporation and Hanno C. Fiedler. (Filed herewith.)

     11.1        Statement re:  Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements, "Earnings Per Share," in the 2002 Annual Report to Shareholders).
                 (Filed herewith.)

     12.1        Statement re:  Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

     13.1        Ball Corporation 2002 Annual Report to Shareholders. (The Annual Report to Shareholders, except for those portions thereof incorporated by reference, is furnished for the information of the Commission and is not to be deemed filed as part of this Form 10-K.) (Filed herewith.)

     18.1        Letter re:  Change in Accounting Principles. (Filed by incorporation by reference to the Quarterly Report on
                 Form 10-Q for the quarterly period ended July 2, 1995) filed August 15, 1995.

     18.2        Letter re:  Change in Accounting Principles regarding change in pension plan valuation measurement date. (Filed herewith.)

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