Form 10-Q
period 2003-03-30
BALL CORP
filed 2003-05-13
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     March 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, without par value	Outstanding at April 27, 2002 57,015,294 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended  March 30, 2003

PART I. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended
	March 30, 2003	March 31, 2002
Net sales	$1,070.9	$875.9
Costs and expenses
Cost of sales (excluding depreciation and amortization)	889.5	745.7
Depreciation and amortization (Notes 8 and 9)	49.9	35.7
Business consolidation costs and other (Note 5)	1.4	--
Selling and administrative	53.2	37.3

	994.0	818.7

Earnings before interest and taxes	76.9	57.2
Interest expense	32.0	17.4

Earnings before taxes	44.9	39.8
Tax provision	(15.7)	(13.9)
Minority interests	(0.3)	(0.2)
Equity in results of affiliates	2.6	1.8

Net earnings	$31.5	$27.5

Earnings per share (Notes 12 and 13):
Basic	$0.56	$0.49
Diluted	0.55	0.48
Weighted average common shares outstanding (in thousands):
Basic	56,163	56,552
Diluted	57,425	57,745
Cash dividends declared per common share	$0.09	$0.09

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$54.1	$259.2
Receivables, net (Note 6)	452.0	345.9
Inventories, net (Note 7)	640.7	552.5
Deferred taxes and prepaid expenses	58.8	66.9

Total current assets	1,205.6	1,224.5
Property, plant and equipment, net (Note 8)	1,433.0	1,445.9
Goodwill, net (Note 9)	1,189.8	1,148.1
Intangibles and other assets, net (Note 9)	332.0	313.9

Total Assets	$4,160.4	$4,132.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 10)	$143.9	$127.0
Accounts payable	418.8	439.6
Accrued employee costs	98.5	147.1
Income taxes payable and other current liabilities	206.0	355.2

Total current liabilities	867.2	1,068.9
Long-term debt (Note 10)	2,005.8	1,854.0
Employee benefit obligations	661.7	646.5
Deferred taxes and other liabilities	75.0	64.5

Total liabilities	3,609.7	3,633.9

Contingencies (Note 14)
Minority interests	5.9	5.6

Shareholders' equity:
Common stock (77,412,323 shares issued - 2003; 77,200,656 shares issued - 2002) (Note 12)	523.9	514.5
Retained earnings	588.7	562.0
Accumulated other comprehensive loss (Note 11)	(118.3)	(138.3)
Treasury stock, at cost (20,467,459 shares - 2003;
20,455,296 shares - 2002)	(449.5)	(445.3)

Total shareholders' equity	544.8	492.9

Total Liabilities and Shareholders' Equity	$4,160.4	$4,132.4

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended
	March 30, 2003	March 31, 2002

Cash flows from operating activities
Net earnings	$31.5	$27.5
Noncash charges to net earnings:
Depreciation and amortization	49.9	35.7
Deferred taxes	5.8	9.6
Other	(2.4)	(7.5)
Withholding tax payment related to European acquisition	(138.3)	--
Changes in other working capital components, excluding effects of acquisitions	(251.0)	(115.3)

Net cash used in operating activities	(304.5)	(50.0)

Cash flows from investing activities
Additions to property, plant and equipment	(30.3)	(30.0)
Business acquisition (Note 4)	(28.0)	--
Other	(5.6)	(9.1)

Net cash used in investing activities	(63.9)	(39.1)

Cash flows from financing activities
Long-term borrowings	160.7	85.0
Repayments of long-term borrowings	(16.3)	(16.8)
Change in short-term borrowings	17.7	7.9
Proceeds from issuance of common stock under
various employee and shareholder plans	13.5	13.3
Acquisitions of treasury stock	(7.3)	(56.4)
Common dividends	(4.9)	(5.1)
Other	(1.2)	--

Net cash provided by financing activities	162.2	27.9

Effect of exchange rate changes on cash	1.1	--
Net Change in Cash and Cash Equivalents	(205.1)	(61.2)
Cash and Cash Equivalents - Beginning of Period	259.2	83.1

Cash and Cash Equivalents - End of Period	$54.1	$21.9

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
March 30, 2003

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $2.3 million and $1.1 million for the first three months of 2003 and 2002, respectively. If the fair value based method had been used, after-tax stock-based compensation would have been $1.8 million and $1.3 million for the same periods, respectively. Further details regarding the expense calculated under the fair value based method are provided in Note 12.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segment. We suggest that these unaudited condensed consolidated financial statements and accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in our company’s latest annual report.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2. New Accounting Standards

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. In general the statement is effective for Ball on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The effect of adopting this standard has not yet been determined.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of entities if they possess certain characteristics. The adoption of this standard, which became effective on a prospective basis for Ball on February 1, 2003, had no impact on Ball’s financial statements in the first quarter of 2003. We will continue to evaluate its effect as we enter into agreements in the future.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for Ball in 2003 on a prospective basis. The statement supersedes Emerging Issues Task Force Issue No. 94-3 and revises the definition of the incurrence and timing of a liability associated with an exit or disposal activity not related to a newly acquired entity. SFAS No. 146 was applied in accounting for the closure of the company’s Blytheville, Arkansas, food can plant (discussed in Note 5.)

In May 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement affects Ball primarily in its rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all such gains and losses be reported as extraordinary items. Under SFAS No. 145, these items are to be reported as extraordinary items only if they meet the requirements established under Accounting Principles Board (APB) Opinion No. 30. This statement was effective for Ball as of January 1, 2003, and requires that amounts previously reported as extraordinary items be reevaluated in accordance with APB No. 30 and reclassified as appropriate. In the fourth quarter of 2002, Ball recognized a $3.2 million after-tax charge for early debt extinguishment. There was no effect on the first quarter 2003 financial statements. However, in the fourth quarter of 2003, the fourth quarter 2002 charge will be reclassified for comparative purposes under the guidelines of SFAS No. 145 to reflect $5.2 million more interest expense and a $2 million lower provision for income taxes compared to that reported in 2002.

3. Business Segment Information

Ball’s operations are organized along its product lines and, subsequent to the acquisition of a European beverage can manufacturing business in December 2002, include three segments – North American packaging, international packaging and aerospace and technologies. We have investments in all three segments that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment earnings or assets. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s significant and critical accounting policies can be found in Ball’s 2002 annual report.

North American Packaging

North American packaging consists of operations in the U.S. and Canada, which manufacture metal and PET (polyethylene terephthalate) plastic containers, primarily for use in beverage and food packaging.

International Packaging

International packaging, with operations in several countries in Europe and the People’s Republic of China (PRC), includes the manufacture and sale of metal beverage container products in Europe and Asia, as well as plastic containers in Asia.

Aerospace and Technologies

Aerospace and technologies includes the manufacture and sale of aerospace and other related products and services used primarily in the defense, civil space and commercial space industries.

Summary of Business by Segment

	Three Months Ended
($ in millions)	March 30, 2003	March 31, 2002

Net Sales
North American metal beverage	$502.0	$505.7
North American metal food	121.8	131.3
North American plastic containers	87.0	81.0

Total North American packaging	710.8	718.0
International packaging	228.6	35.3
Aerospace and technologies	131.5	122.6

Consolidated net sales	$1,070.9	$875.9

Consolidated Net Earnings
North American packaging	$55.6	$55.3
International packaging	14.3	0.5
Aerospace and technologies	16.1	9.8

Segment earnings before interest and taxes	86.0	65.6
Corporate undistributed expenses, net	(9.1)	(8.4)

Earnings before interest and taxes	76.9	57.2
Interest expense	(32.0)	(17.4)
Tax provision	(15.7)	(13.9)
Minority interests	(0.3)	(0.2)
Equity in results of affiliates	2.6	1.8

Consolidated net earnings	$31.5	$27.5

($ in millions)	March 30, 2003	December 31, 2002

Total Assets
North American packaging	$2,241.4	$2,088.3
International packaging	1,923.4	2,025.9
Aerospace and technologies	271.5	248.5

Segment assets	4,436.3	4,362.7
Corporate assets net of eliminations	(275.9)	(230.3)

Consolidated assets	$4,160.4	$4,132.4

4. Acquisitions

On March 11, 2003, we acquired Metal Packaging International, Inc. (MPI), a manufacturer of aluminum beverage can ends for $28 million in cash, net of estimated working capital adjustments and $1.3 million of acquired cash. MPI produces just over 2 billion ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. MPI’s plant, which has approximately 100 employees and is located in Northglenn, Colorado, will be closed during the second quarter of 2003 and the volumes will be consolidated into other Ball facilities. The acquisition is not significant to the North American packaging segment.

On December 19, 2002, we acquired 100 percent of the outstanding shares of Schmalbach-Lubeca GmbH (a European beverage can manufacturer) for an initial purchase price of €922.3 million at closing (approximately $948 million), plus acquisition costs of $11.6 million, refinancing costs of $28.1 million and the assumption of $20 million of debt and $145 million of cash. The company also assumed approximately $300 million of unfunded pension liabilities. In addition, at closing Ball assumed a €131 million withholding tax liability ($138.3 million at the time of payment), which was paid in January 2003 with cash provided by the seller at the time of the acquisition. The final purchase price will be reduced by working capital and other purchase price adjustments estimated to be €24 million. The valuation of certain assets and liabilities by management and third party experts is still in process and therefore, the actual fair values may vary from the preliminary estimates. The operations acquired, now known as Ball Packaging Europe, consist of 10 beverage can plants and two beverage can end plants, a technical center in Bonn, Germany, and an office in Ratingen, Germany. Of the 12 plants, four are located in Germany, four in the United Kingdom, two in France and one each in the Netherlands and Poland.

5. Business Consolidation Costs and Other

In February 2003 Ball announced its plan to close its Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. The plant will be closed in the second quarter of 2003 and its operations will be consolidated into the Springdale, Arkansas, plant. In connection with the closure, we recorded a charge of $1.9 million ($1.2 million after tax) including $0.8 million for employee severance and benefit costs (related to 48 employees) and $1.1 million for decommissioning costs and an impairment charge on the fixed assets. No payments related to these charges were made during the first quarter of 2003. These actions are expected to slightly improve the ongoing operating margins of the North American packaging operations. This charge was partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000.

In December 2002 the company announced it would relocate its plastics office and research and development facility from Atlanta, Georgia, to Colorado. In connection with the relocation, a pretax charge of $1.6 million ($1 million after tax) was recorded in the fourth quarter of 2002, including $0.8 million for employee benefit costs and $0.8 million for decommissioning costs and the impairment of leasehold improvements related to a leased facility. No payments related to these charges were made during the first quarter of 2003. The office relocation is expected to be completed in 2003 and the R&D facility by the end of 2004. The cost of relocating employees is being charged to current-period earnings and totaled $0.4 million in the first three months of 2003.

In June 2001 Ball announced the reorganization of its PRC packaging business. As a part of the reorganization plan, we have exited the general line metal can business and have closed one PRC beverage can plant. We are in the process of relocating production equipment in China that will facilitate the closure of a second plant in 2003 and complete the restructuring plan. A $237.7 million pretax charge ($185 million after tax and minority interest impact) was recorded in 2001 in connection with this reorganization. Also in the second quarter of 2001, we ceased operations in two commercial developmental product lines in our aerospace and technologies segment. The pretax charge recorded in 2001 in connection with these actions amounted to $16 million ($9.7 million after tax).

Initial estimates for the 2001 activities were revised in the fourth quarter of 2002 and resulted in the recording of $5.9 million of income related to the China and North America restructuring activities, primarily the result of cash proceeds on asset dispositions and accounts receivable previously deemed uncollectible and employee benefit and severance accruals no longer required as exit activities near conclusion. Income of $2 million was also recorded in the fourth quarter of 2002 related to the 2001 aerospace and technologies charge as a result of exit costs no longer required due to the sale of one of the exited product lines.

The following table summarizes the 2003 activity related to the 2001 restructuring and plant closing costs:

($ in millions)	Pension/ Employee Costs	Other Assets/ Costs	Total

Balance at December 31, 2002	$3.3	$6.7	$10.0
Payments	(1.0)	(0.5)	(1.5)

Balance at March 30, 2003	$2.3	$6.2	$8.5

The carrying value of fixed assets remaining for sale in connection with 2001, 2000 and 1998 business exit and integration activities, was approximately $4 million at March 30, 2003. The remaining accrued employee severance and other exit costs related to 2000 and 1998 activities were less than $1 million at March 30, 2003.

Subsequent changes to the estimated costs of the above business consolidation activities, if any, will be included in current-period earnings.

6. Receivables Sales Agreements

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s U.S. packaging operations, up to $178.5 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $118.5 million at March 30, 2003, and $122.5 million at December 31, 2002. Fees incurred in connection with the sale of accounts receivable totaled $0.5 million and $0.7 million for the first three months of 2003 and 2002, respectively.

Ball Packaging Europe sells a portion of its trade accounts receivable (up to a maximum of €50 million) as part of an asset backed securitization program, which does not qualify as off-balance sheet financing under the provisions of SFAS No. 140. As a result, the receivables sold under this program are included in trade accounts receivable and the related liability is included in short-term debt on the balance sheet. Net funds received from the sale of the accounts receivable under this program totaled $6.5 million at March 30, 2003, and $20.9 million at December 31, 2002.

7. Inventories

($ in millions)	March 30, 2003	December 31, 2002

Raw materials and supplies	$177.4	$183.0
Work in process and finished goods	463.3	369.5

	$640.7	$552.5

8. Property, Plant and Equipment

($ in millions)	March 30, 2002	December 31, 2002

Land	$69.9	$69.9
Buildings	626.5	609.5
Machinery and equipment	1,863.9	1,847.9

	2,560.3	2,527.3
Accumulated depreciation	(1,127.3)	(1,081.4)

	$1,433.0	$1,445.9

Depreciation expense amounted to $47.1 million for the three months ended March 30, 2003, and $34.8 million for the three months ended March 31, 2002. The increase is primarily attributable to the acquisition of Ball Packaging Europe on December 19, 2002.

9. Goodwill, Intangibles and Other Assets

The following table summarizes the activity related to goodwill for the three months ended March 30, 2003:

($ in millions)	North American Packaging	International Packaging	Total

Goodwill:
Balance at December 31, 2002	$327.4	$820.7	$1,148.1
Business acquisition	17.2	--	17.2
Contingent purchase price adjustment	0.6	--	0.6
Effects of foreign exchange rates	2.8	21.1	23.9

Balance at March 30, 2003	$348.0	$841.8	$1,189.8

Goodwill is shown net of accumulated amortization of $71.1 million at March 30, 2003 and $70.1 million at December 31, 2002, primarily related to North American packaging.

Intangibles and other assets consisted of the following:

($ in millions)	March 30, 2003	December 31, 2002

Intangibles and other assets:
Investments in affiliates	82.5	78.3
Prepaid pension	87.8	88.9
Other intangible assets (net of accumulated amortization of $18.5 at March 30, 2003, and $16.6 at December 31, 2002)	67.9	65.6
Other	93.8	81.1

	$332.0	$313.9

Total amortization expense of intangible assets amounted to $2.8 million and $0.9 million for the first three months of 2003 and 2002, respectively. Based on intangible assets as of March 30, 2003, total annual intangible asset amortization expense is expected to be between $8 million and $10 million in each of the next five years.

10. Debt

Long-term debt consisted of the following:

($ in millions)	March 30, 2003	December 31, 2002
Notes Payable
7.75% Senior Notes due August 2006	$300.0	$300.0
8.25% Senior Subordinated Notes due August 2008	250.0	250.0
6.875% Senior Notes due December 2012	300.0	300.0
Senior Credit Facilities (at variable rates)
Term Loan A, Euro denominated due December 2007	129.4	126.0
Term Loan A, British sterling denominated due December 2007	124.4	127.2
Term Loan B, Euro denominated due December 2009	316.9	308.7
Term Loan B, U.S. dollar denominated due December 2009	350.0	350.0
Multi-currency revolver, U.S. dollar equivalent	260.5	100.3
Industrial Development Revenue Bonds
Variable rates due through 2011	27.1	27.1
Other	5.0	23.7

	2,063.3	1,913.0
Less: Current portion of long-term debt	(57.5)	(59.0)

	$2,005.8	$1,854.0

At March 30, 2003, approximately $148 million was available under the multi-currency revolving credit facilities. The company also had short-term uncommitted credit facilities of approximately $155 million at March 30, 2003, of which $79.9 million was outstanding and due on demand.

The Company offered to exchange the Senior Notes due 2012 for new notes that are substantially the same in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they were exchanged, except that the new notes are registered under the Securities Act of 1933, as amended, and therefore are not subject to certain restrictions on transfer which applied to the previous notes. The offer expired on April 1, 2003, at which time all of the notes had been exchanged.

The Senior Notes due 2006, Senior Notes due 2012, Senior Subordinated Notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20.1 contains condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The company was not in default of any loan agreement at March 30, 2003, and has met all debt payment obligations.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(b) (net of tax)	Effective Financial Derivatives(a)	Accumulated Other Comprehensive Loss
December 31, 2002	$(22.9)	$(104.9)	$(10.5)	$(138.3)
Change	14.6	--	5.4	20.0

March 30, 2003	$(8.3)	$(104.9)	$(5.1)	$(118.3)

(a)	Refer to Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for a discussion of the company's use of derivative financial instruments.
(b)	The minimum pension liability is adjusted annually as of December 31 of each year.

The following table summarizes total comprehensive earnings for the first three months of 2003 and 2002:

($ in millions)	Three Months Ended
	March 30, 2003	March 31, 2002
Comprehensive Earnings:
Net earnings	$31.5	$27.5
Foreign currency translation adjustment	14.6	0.6
Effect of derivative instruments	5.4	7.6

Comprehensive earnings	$51.5	$35.7

12. Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. Participants in the initial award had until March 2003 to acquire shares in order to receive the matching restricted share grants. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. As of March 30, 2003, a total of 588,355 shares were available for grant under this program, of which 515,807 shares have been granted. Of the 72,548 remaining available shares, 23,500 were granted during April 2003, 39,048 were forfeited and 10,000 will expire in December 2004. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $3.6 million and $1.5 million of expense in connection with this program in the first three months of 2003 and 2002, respectively. The increase in 2003 compared to 2002 is the result of the timing and vesting of the share grants, as well as the higher price of Ball stock. Ball guarantees loans made by a third party bank to certain participants in the deposit share program, of which $3.7 million was outstanding at March 30, 2003. In the event of a participant’s default, Ball would pursue payment from the participant.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At March 30, 2003, there were 2,968,734 options outstanding under these plans at a weighted average exercise price of $24.93 per share, of which 1,525,606 were exercisable at a weighted average exercise price of $19.21 per share.

Ball accounts for its stock-based compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize compensation based upon the calculated fair value of the options granted after 1994, earnings and earnings per share would have been:

($ in millions, except per share amounts)	Three Months Ended
	March 30, 2003	March 31, 2002
As reported:
Stock-based compensation, net of tax	$2.3	$1.1
Net earnings	31.5	27.5
Basic earnings per share	0.56	0.49
Diluted earnings per share	0.55	0.48
Pro forma results:
Stock-based compensation, net of tax	$1.8	$1.3
Net earnings	32.0	27.3
Basic earnings per share	0.57	0.49
Diluted earnings per share	0.56	0.48

13. Earnings Per Share

The following table provides additional information on the computation of diluted earnings per share amounts:

($ in millions, except per share amounts)	Three Months Ended
	March 30, 2003	March 31, 2002
Diluted Earnings per Share:
Net earnings	$31.5	$27.5

Weighted average common shares (000s)	56,163	56,552
Effect of dilutive stock options	1,262	1,193

Weighted average shares applicable
to diluted earnings per share	57,425	57,745

Diluted earnings per share	$0.55	$0.48

Information needed to compute basic earnings per share is provided on the statement of earnings.

14. Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which we participate, our operations in countries outside the U.S., changing commodity prices for the materials used in the manufacture of our products and changing capital markets. Where practicable, we attempt to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

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

Our operations in Germany are subject to packaging legislation that exempts one-way containers from a mandatory deposit fee as long as returnable containers maintain at least a 72 percent market share. After the market share dropped below this mandated level, regulators imposed a mandatory deposit fee on cans and other non-refillable containers effective January 1, 2003, although an effective container return system was not yet in place. Beverage companies, retailers, container manufacturers and others are working on such a container return system. Its implementation is not expected until the fourth quarter of 2003, at the earliest. It is too soon to determine the long-term impact the deposit fee will have on sales in Germany, but in the interim, we have temporarily reduced production at our German plants, delayed several capital investment projects in Germany and are taking other steps in response to the lower demand.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and subsidiaries are referred to collectively as Ball” or the “company” or “we” and “our” in the following discussion and analysis.

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments – North American packaging, international packaging and aerospace and technologies. We also have investments in packaging companies in the U.S., the PRC, Brazil and Thailand, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment earnings or assets.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada, which manufacture metal container products used primarily in beverage and food packaging and PET (polyethylene terephthalate) plastic container products used principally in beverage packaging. This segment accounted for 66 percent of consolidated net sales in the first quarter of 2003.

North American metal beverage container sales, which represented approximately 71 percent of North American packaging segment sales in the first quarter of 2003, were slightly lower than in the first quarter of 2002 due in part to adverse weather conditions in several regions of the country and the 2003 quarter having one less day’s sales. Operating margins in this product line improved despite the lower sales due to higher product costs in 2002 as a result of plant production curtailments at the end of 2001.

On March 11, 2003, we acquired Metal Packaging International, Inc. (MPI), a manufacturer of aluminum beverage can ends for $28 million in cash, net of cash acquired. MPI produces just over 2 billion ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. MPI’s plant, which is located in Northglenn, Colorado, will be closed during the second quarter of 2003 and the volumes will be consolidated into other Ball facilities.

North American metal food container sales, which comprised approximately 17 percent of segment sales in the first quarter of 2003, were approximately 7 percent below the same period in 2002. Sales and operating margins were unfavorably impacted by competitive pricing and by the delay in the start-up of a new food can line in our Milwaukee beverage can plant. The start-up costs associated with the new line are expected to continue into the second quarter. When operational, the line will initially be capable of producing approximately 1.2 billion cans per year. Capacity is being expanded to accommodate a multi-year contract with Abbott Laboratories’ Ross Products Division, which is in the process of exiting a portion of its self-manufacturing operations, as well as to convert existing three-piece food can customers to two-piece cans. Higher freight costs were also incurred as a result of increased shipments to warehouses and delays in warehouse construction.

On December 30, 2002, ConAgra Grocery Products Company (ConAgra) notified Ball of its desire to terminate and dissolve Ball Western Can Company, LLC, its joint venture with Ball. Ball and ConAgra are engaged in ongoing discussions to evaluate various options.

Plastic container sales, approximately 12 percent of segment sales in the first quarter of 2003, were 7 percent higher in the first quarter of 2003. The increase in sales, which are predominantly to water and carbonated soft drink customers, was driven by internal growth and the addition of four plastic bottle blow-molding production lines during the latter part of 2002. Cold weather conditions on the east coast and in the Midwest contributed to lower than expected sales in those regions. Overall operating margins were slightly lower than in the first quarter of 2002 due largely to the delayed start-up of new blow-molding capacity, which also contributed to higher freight and warehousing costs.

International Packaging

International packaging includes the manufacture of metal beverage container products in Europe and Asia as well as the manufacture of plastic containers in Asia.

Ball Packaging Europe, which supplies approximately one-third of the European metal beverage can market, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands and Poland. These operations were acquired by Ball on December 19, 2002. European sales of $195.1 million reflect normal business seasonality, which is significantly slower in the first and fourth quarters, and the negative impact of the January 1, 2003, imposition of a mandatory deposit on all one-way containers (including beer, carbonated soft drinks and water) in Germany, where four of Ball Packaging Europe’s 12 manufacturing plants are located. Operating margins were negatively affected by a combination of lower than expected sales due to the German deposit legislation and the effect of purchase accounting adjustments related to the step-up to fair market value of finished goods inventory acquired at the acquisition date. Although it is too soon to determine the long-term impact the German deposit legislation will have on sales, the situation is expected to improve once a return system is in place and operational. In the interim, we have reduced production at our German plants, delayed several capital investment projects in Germany and are taking other steps in response to the lower demand.

Sales were approximately 5 percent lower in the PRC in the first three months of 2003. However, earnings before interest and taxes improved by approximately $4 million in the same period due largely to the business consolidation actions taken in 2001. The recent SARS outbreak has not had a significant impact on our business through the first quarter of 2003 but it is too soon to evaluate any long-term effects.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment were 7 percent higher in the first quarter of 2003, compared to the same period in 2002, primarily in defense and commercial space operations. The increase is due to a combination of newly awarded contracts, additions to previously awarded contracts and program milestones and completions. A key program milestone and completion was related to NASA’s Ice, Cloud and Land Elevation Satellite (ICESat) program, which was commissioned and accepted by the customer in February 2003, and as a result, improved both sales and operating margins by approximately $4 million. Operating margins also increased by more than a percentage point compared to the same period in 2002 as a result of strong operating performance and program completions. Contracted backlog at March 30, 2003, was $492 million compared to a backlog of $497 million at December 31, 2002, and $401 million at March 31, 2002. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling and Administrative

Selling and administrative expenses were $53.2 million in the first three months of 2003 compared to $37.3 million for the same period in 2002. Approximately $10 million of this increase is related to the acquisition of Ball Packaging Europe in December 2002. The additional increase in 2003 is primarily the result of higher employee costs, including incentives and pension expense. Included in employee incentive costs was $2.1 million of higher expense associated with the company’s deposit share program, which is discussed in further detail in Note 12 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Interest and Taxes

Consolidated interest expense was $32 million for the first quarter of 2003 compared to $17.4 million last year. The higher expense was associated with the higher level of borrowings subsequent to the acquisition of Ball Packaging Europe. The company’s consolidated average borrowing rate decreased slightly to 6.2 percent for the first three months of 2003 versus 6.3 percent in the first three months of 2002. The effective income tax rates for 2003 and 2002 were both approximately 35 percent.

Results of Equity Affiliates

Equity in the net results of affiliates is primarily attributable to our 50 percent ownership in packaging investments in the U.S. and Brazil and, to a lesser extent, a minority owned aerospace business and minority owned packaging investments in the PRC. Earnings of $2.6 million in the first three months of 2003 were higher compared to $1.8 million for the same period in 2002, with most of the increase coming from Brazil and the favorable effects of the real.

Other Items

In February 2003 we announced the closure of our Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. The plant will be closed in the second quarter of 2003 and its operations will be consolidated into the Springdale, Arkansas, plant. In connection with the closure, we recorded an after-tax charge of $1.9 million ($1.2 million after tax) for employee costs, decommissioning costs and an impairment charge on related fixed assets. This charge was partially offset by a $0.5 million pretax gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000.

In December 2002 Ball announced it would relocate its plastics office and research and development facility from Atlanta, Georgia, to Colorado. In connection with the relocation, we recorded a pretax charge in 2002 of $1.6 million ($1 million after tax) for employee-related and decommissioning costs and impairment of the leasehold improvements related to a leased facility. The office relocation is expected to be completed in 2003 and the R&D facility by the end of 2004. The cost of relocating employees is being charged to current period earnings and totaled $0.4 million in the first three months of 2003.

In 2001 we announced a plan to exit the general line metal can business in the PRC and to further reduce our PRC beverage can manufacturing capacity by closing two plants. We have since sold the general line business, closed one beverage can plant and are in the process of relocating production equipment in China that will facilitate the closure of a second plant in 2003 and complete the restructuring plan.

The amounts recorded were based on the estimates of Ball management, actuaries and other independent parties and were developed from information available at the time. Actual outcomes may vary from the estimates, and, as required, changes, if any, have been or will be reflected in current period earnings. Additional details about our business consolidation and acquisition-related activities and associated costs are provided in Notes 4 and 5 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations during the first three months of 2003 was $304.5 million compared to $50 million for the same period in 2002. The cash usage in 2003 included $138.3 million for the payment in January 2003 of an accrued withholding tax obligation related to the acquisition of Ball Packaging Europe, which was funded by the seller at the time of closing by the inclusion of €131 million of additional cash. Also contributing to the increased use of cash were approximately $50 million in Europe for the normal seasonal working capital build and approximately $80 million in North America related to lower accounts payable and accrued liabilities. Capital spending of $30.3 million in the first three months of 2003 was well below depreciation and amortization expense of $49.9 million and is expected to be approximately $175 million for all of 2003.

Total debt increased to $2,149.7 million at March 30, 2003, compared to $1,981 million at December 31, 2002, primarily as a result of seasonal working capital needs. At March 30, 2003, approximately $148 million was available under the revolving credit facility portions of the multi-currency senior credit facilities. In addition, the company had short-term uncommitted credit facilities of approximately $155 million at the end of the first quarter, of which $79.9 million was outstanding.

The Company offered to exchange the Senior Notes due 2012 for new notes that are substantially the same in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they were exchanged, except that the new notes are registered under the Securities Act of 1933, as amended, and therefore are not subject to certain restrictions on transfer which applied to the previous notes. The offer expired on April 1, 2003, at which time all of the notes had been exchanged.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s U.S. packaging operations, up to $178.5 million. Net funds received from the sale of the accounts receivable totaled $118.5 million at March 30, 2003, and $122.5 million at December 31, 2002. Ball Packaging Europe also sells a portion of its trade accounts receivable (up to €50 million) as part of an asset backed securitization program, which does not qualify as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. As a result, the receivables sold under this program are included in trade accounts receivable and the related liability is included in short-term debt on the balance sheet. Net funds received from the sale of the accounts receivable under this program totaled $6.5 million at March 30, 2003, and $20.9 million at December 31, 2002.

The company was not in default of any loan agreement at March 30, 2003, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 10 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

CONTINGENCIES

Details about the company’s contingencies are available in Note 14 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and fluctuations in prices of the company’s common stock in regard to the common share repurchase program. Although the instruments utilized involve varying degrees of credit and interest risk, the counter parties to the agreements are financial institutions, which are expected to perform fully under the terms of the agreements.

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include “band” pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the first quarter 2003 expire within two years. Included in shareholders’ equity at March 30, 2003, within accumulated other comprehensive loss, is approximately $7 million of net loss associated with these contracts of which approximately $3 million of loss is expected to be recognized in the consolidated statement of earnings during 2003. All losses on these derivative contracts will be offset by higher revenue from fixed price sales contracts.

North American steel can sales contracts incorporate annually negotiated metal costs, and North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the costs of these conditions.

In Europe, the company manages the aluminum and steel raw material commodity price risks through annual contracts for the purchase of the materials, as well as the sale of cans and ends, that reduce the company’s exposure to fluctuations in commodity prices within the current year to a minimal amount. These purchase and sales contracts include fixed price, floating and pass through pricing arrangements. The company additionally uses derivative contracts as cash flow hedges to manage future aluminum price risk for those sales contracts where there is not a pass through arrangement to minimize the company’s exposure to significant price changes.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 30, 2003, included pay-floating and pay-fixed interest rate swaps and interest rate caps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to three years. Approximately $2 million of net gain associated with these contracts is included in accumulated other comprehensive loss at March 30, 2003, of which less than $1 million of loss is expected to be recognized in the consolidated statement of earnings during the remainder of 2003.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency risk exposures result from the strengthening of the U.S. dollar against the European euro, British pound, Canadian dollar and Chinese renminbi. We face currency exposures in our global operations as a result of maintaining U.S. dollar debt, payables and receivables in foreign countries. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the first quarter 2003 expire in less than one year and their fair value was not significant.

In connection with the company’s ongoing share repurchase program, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. The put option contracts allow us to determine the method of settlement, either in cash or shares. As such, the contracts are considered equity instruments and changes in the fair value are not recognized in our financial statements. Our objective in selling put options is to lower the average purchase price of acquired shares in connection with the share repurchase program. At March 30, 2003, there were put option contracts outstanding for 100,000 shares at an average price of $46.50 per share. No commitments to purchase shares existed at March 30, 2003.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of March 30, 2003, did not differ materially from the amounts reported as of December 31, 2002. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.    CONTROLS AND PROCEDURES

Within 90 days of the filing of the quarterly report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures as defined by the Securities and Exchange Commission (SEC) and concluded that they were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any significant changes in our internal controls or in other factors that would significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses in the internal controls.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals and could vary materially from those expressed or implied. From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage beer and soft drink cans is heaviest; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel and aluminum and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the inability to continue the purchase of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; environmental and workplace safety regulations; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases in various employee benefits and labor costs, specifically pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty associated with performance of aerospace and technologies segment contracts; the ability to promptly invoice and collect accounts receivable from customers, particularly from governmental agencies; international business and market risks such as the devaluation of international currencies; pricing and ability or inability to sell scrap associated with the production of metal containers; international business risks (including foreign exchange rates) in the United States, Europe and particularly in developing countries such as China and Brazil; foreign exchange rate of the U.S. dollar against the European euro, British pound, Polish zloty, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real; terrorist activity or war that disrupts the company’s production, supply, or pricing of raw materials used in the production of the company’s goods and services, including increased energy costs, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the integration and operation of the business of Schmalbach-Lubeca GmbH, now known as Ball Packaging Europe. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, the company was notified on June 19, 1989, that the EPA had designated the company and numerous other companies as potentially responsible parties (PRPs) responsible for the cleanup of certain hazardous wastes that were released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the EPA for cleanup costs incurred in connection with the removal action of aboveground site areas. In a letter dated September 29, 1995, the company, along with the other PRPs, were notified by the EPA that it was negotiating with the large-volume PRPs another consent order for performance of a site environmental study as a prerequisite to long-term remediation. The EPA and the large-volume PRPs offered a second de minimis program buyout for settlement of liability for remediation of the site, and the offer was made to certain PRPs, including the company. On August 10, 2001, the EPA issued a General Notice and Opportunity to Participate in De Minimis Settlement letter to the company and over 1,000 other PRPs. The company signed the Global Consent Decree for De Minimis Parties on September 6, 2001, and returned it to the EPA. On April 22, 2003, the company made one payment of $66,737 to the EPA and an additional payment of $53,668 to the large volume PRPs. Alltrista Corporation reimbursed the company for $116,311 of the $120,404 total payment. This matter is now resolved with no material adverse effect upon the liquidity, results of operation or financial condition of the company.

Item 2.  Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended March 30, 2003.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 30, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended March 30, 2003.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended March 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Ball Corporation Deposit Share Program (as amended) 20.1 Subsidiary Guarantees of Debt 99.1 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)       Reports on Form 8-K

An amendment to a Current Report on Form 8-K was filed on January 28, 2003, filing under Item 7(a) the combined financial statements of Schmalbach-Lubeca Beverage Cans and under Item 7(b) the pro forma condensed combined statements. Ball Corporation acquired 100 percent of the capital stock of Schmalbach-Lubeca GmbH on December 19, 2002, and reported the acquisition on a Form 8-K dated filed December 31, 2002. This amendment provided the financial information, which, per the regulations, must be filed within 60 days from the date the original Form 8-K was filed.

A Current Report on Form 8-K was furnished on March 3, 2003, which provided information that Ball Corporation had posted on its external web site.

A Current Report on Form 8-K was furnished on March 27, 2003, furnishing under Item 9 the certifications pursuant to 18 U.S.C. Section 1380, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation  (Registrant)

By:  /s/  Raymond J. Seabrook
       Raymond J. Seabrook
       Senior Vice President and Chief Financial Officer

Date:   May 13, 2003

Certification

I, R. David Hoover, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ball Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ R. David Hoover R. David Hoover Chairman, President & Chief Executive Officer

Certification

I, Raymond J. Seabrook, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ball Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ Raymond J. Seabrook Raymond J. Seabrook Senior Vice President & Chief Financial Officer

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
March 30, 2003

EXHIBIT INDEX

Description	Exhibit
Ball Corporation Deposit Share Program (as amended) (Filed herewith.)	EX-10.1
Subsidiary Guarantees of Debt (Filed herewith.)	EX-20.1
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995,
as amended (Filed herewith.)	EX-99.1