Form 10-Q
period 2003-06-29
BALL CORP
filed 2003-08-12
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 29, 2003

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2003
Common Stock,
without par value	56,514,529 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 29, 2003

PART I.   FINANCIAL INFORMATION

Item  1.     FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales	$1,353.3	$1,034.2	$2,424.2	$1,910.1

Costs and expenses
Cost of sales (excluding depreciation and
amortization)	1,106.1	862.9	1,995.6	1,608.6
Depreciation and amortization (Notes 8 and 10)
	51.5	37.1	101.4	72.8
Business consolidation costs (Note 5)	--	--	1.4	--
Selling and administrative	57.5	40.3	110.7	77.6

	1,215.1	940.3	2,209.1	1,759.0

Earnings before interest and taxes	138.2	93.9	215.1	151.1

Interest expense	33.4	18.9	65.4	36.3

Earnings before taxes	104.8	75.0	149.7	114.8
Tax provision	(33.5)	(26.3)	(49.2)	(40.2)
Minority interests	(0.2)	(0.6)	(0.5)	(0.8)
Equity in results of affiliates	3.2	1.8	5.8	3.6

Net earnings	$74.3	$49.9	$105.8	$77.4

Earnings per share (Notes 12 and 13):
Basic	$1.33	$0.89	$1.89	$1.37
Diluted	1.30	0.87	1.84	1.34
Weighted average common shares outstanding
(in thousands):
Basic	56,064	56,302	56,108	56,426
Diluted	57,306	57,576	57,380	57,690
Cash dividends declared and paid,
per common share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 29, 2003	December 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$39.8	$259.2
Receivables, net (Note 6)	472.7	345.9
Inventories, net (Note 7)	589.1	552.5
Deferred taxes and prepaid expenses	60.0	66.9

Total current assets	1,161.6	1,224.5
Property, plant and equipment, net (Note 8)	1,455.8	1,445.9
Goodwill, net (Note 9)	1,250.6	1,148.1
Intangibles and other assets, net (Note 10)	361.5	313.9

Total Assets	$4,229.5	$4,132.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$147.3	$127.0
Accounts payable	430.2	439.6
Accrued employee costs	131.9	147.1
Income taxes payable and other current liabilities	231.7	355.2

Total current liabilities	941.1	1,068.9
Long-term debt (Note 11)	1,900.6	1,854.0
Employee benefit obligations	679.7	646.5
Deferred taxes and other liabilities	73.9	64.5

Total liabilities	3,595.3	3,633.9

Contingencies (Note 15)
Minority interests	6.1	5.6

Shareholders' equity (Note 12):
Common stock (77,630,112 shares issued - 2003;
77,200,656 shares issued - 2002	528.1	514.5
Retained earnings	657.8	562.0
Accumulated other comprehensive loss	(76.3)	(138.3)
Treasury stock, at cost (21,084,950 shares - 2003;
20,455,296 shares - 2002)	(481.5)	(445.3)

Total shareholders' equity	628.1	492.9

Total Liabilities and Shareholders' Equity	$4,229.5	$4,132.4

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities
Net earnings	$105.8	$77.4
Noncash charges to net earnings:
Depreciation and amortization	101.4	72.8
Deferred taxes	15.8	15.5
Other	(14.1)	(2.5)
Withholding tax payment related to European acquisition	(138.3)	--
Changes in other working capital components, excluding effects
of acquisitions	(199.8)	(35.0)

Net cash provided by (used in) operating activities	(129.2)	128.2

Cash flows from investing activities
Additions to property, plant and equipment	(71.9)	(64.4)
Business acquisition (Note 4)	(28.0)	--
Ball Packaging Europe purchase price adjustment (Note 4)	27.8	--
Other	(9.1)	(10.1)

Net cash used in investing activities	(81.2)	(74.5)

Cash flows from financing activities
Long-term borrowings	36.9	--
Repayments of long-term borrowings	(33.3)	(33.5)
Change in short-term borrowings	16.5	(2.8)
Proceeds from issuance of common stock under
various employee and shareholder plans	15.5	20.1
Acquisitions of treasury stock	(39.4)	(74.0)
Common dividends	(10.0)	(10.2)
Other	(0.5)	(0.1)

Net cash used in financing activities	(14.3)	(100.3)

Effect of exchange rate changes on cash	5.3	--
Net Change in Cash and Cash Equivalents	(219.4)	(46.6)
Cash and Cash Equivalents - Beginning of Period	259.2	83.1

Cash and Cash Equivalents - End of Period	$39.8	$36.5

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
June 29, 2003

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. We suggest that these unaudited condensed consolidated financial statements and accompanying notes be read in conjunction with the consolidated financial statements and the notes thereto included in our company’s latest annual report.

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

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $0.6 million and $2.9 million for the second quarter and six months ended June 29, 2003, respectively, and $0.6 million and $1.7 million for the comparable periods in 2002, respectively. If the fair value based method had been used, after-tax stock-based compensation would have been $2.2 million and $4 million for the second quarter and six months ended June 29, 2003, respectively, and $1.7 million and $2.9 million for the comparable periods in 2002, respectively. Further details regarding the expense calculated under the fair value based method are provided in Note 12.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.  New Accounting Standards

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments previously classified as equity be classified as liabilities or, in some cases, as assets. Prior to adoption of the standard during the second quarter of 2003, Ball accounted for premiums received on written put option contracts on its common shares as a reduction of equity because the company had the option to settle in either shares or cash. Upon adoption of this standard, which was done on a prospective basis, we now account for these premiums in the overall determination of fair market value of such contracts. The adoption of SFAS No. 150 did not have a significant effect on Ball’s second quarter 2003 consolidated financial statements.

In April 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. In general the statement is effective for Ball on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. Adopting this standard had no effect on Ball’s second quarter financial statements.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of entities if they possess certain characteristics. The adoption of this standard, which became effective on a prospective basis for Ball on February 1, 2003, had no effect on Ball’s financial statements in the first half of 2003. We will continue to evaluate its effect as we enter into future agreements.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for Ball in 2003 on a prospective basis. The statement supersedes Emerging Issues Task Force Issue No. 94-3 and revises the definition of the incurrence and timing of a liability associated with an exit or disposal activity not related to a newly acquired entity. SFAS No. 146 was applied in accounting for the closure of the company’s Blytheville, Arkansas, food can plant and in the relocation of the plastics office and research and development facility from Georgia to Colorado (both items are discussed in Note 5).

In May 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement affects Ball primarily in its rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all such gains and losses be reported as extraordinary items. Under SFAS No. 145, these items are to be reported as extraordinary items only if they meet the requirements established under APB Opinion No. 30. This statement was effective for Ball as of January 1, 2003, and requires that amounts previously reported as extraordinary items be reevaluated in accordance with APB No. 30 and reclassified as appropriate. In the fourth quarter of 2002, Ball recognized a $3.2 million after-tax charge for early debt extinguishment. There was no effect on the first or second quarter 2003 statements. However, in the fourth quarter of 2003, the fourth quarter 2002 charge will be reclassified for comparative purposes under the guidelines of SFAS No. 145 to reflect $5.2 million more interest expense and a $2 million lower provision for income taxes compared to that reported in 2002.

3.  Business Segment Information

Ball’s operations are organized along its product lines and, subsequent to the acquisition of a European beverage can manufacturing business in December 2002, include three segments – North American packaging, international packaging and aerospace and technologies. All three segments have investments that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment earnings or assets. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s significant and critical accounting policies can be found in Ball’s 2002 annual report.

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

Summary of Business by Segment	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

North American metal beverage	$639.8	$630.5	$1,141.8	$1,136.2
North American metal food	162.6	153.7	284.4	285.0
North American plastic containers	103.5	98.9	190.5	179.9

Total North American packaging	905.9	883.1	1,616.7	1,601.1

Europe metal beverage	296.8	--	491.9	--
Asia metal beverage and plastic containers	24.3	30.1	57.8	65.4

Total international packaging	321.1	30.1	549.7	65.4

Aerospace and technologies	126.3	121.0	257.8	243.6

Consolidated net sales	$1,353.3	$1,034.2	$2,424.2	$1,910.1

Consolidated Net Earnings
North American packaging	$80.3	$87.7	$135.9	$143.0
International packaging	50.4	1.7	64.7	2.2
Aerospace and technologies	11.0	11.7	27.1	21.5

Segment earnings before interest and taxes	141.7	101.1	227.7	166.7
Corporate undistributed expenses, net	(3.5)	(7.2)	(12.6)	(15.6)

Earnings before interest and taxes	138.2	93.9	215.1	151.1
Interest expense	(33.4)	(18.9)	(65.4)	(36.3)
Tax provision	(33.5)	(26.3)	(49.2)	(40.2)
Minority interests	(0.2)	(0.6)	(0.5)	(0.8)
Equity in results of affiliates	3.2	1.8	5.8	3.6

Consolidated net earnings	$74.3	$49.9	$105.8	$77.4

($ in millions)	June 29, 2003	December 31, 2002
Total Assets
North American packaging	$2,181.9	$2,088.3
International packaging	2,141.6	2,025.9
Aerospace and technologies	253.9	248.5

Segment assets	4,577.4	4,362.7
Corporate assets net of eliminations	(347.9)	(230.3)

Consolidated assets	$4,229.5	$4,132.4

4.  Acquisitions

On March 11, 2003, we acquired Metal Packaging International, Inc. (MPI), a manufacturer of aluminum beverage can ends, for $28 million, including $0.9 million of working capital adjustments and net of $1.3 million of acquired cash. MPI produced just over 2 billion ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. MPI’s plant, which had approximately 100 employees and was located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities. A liability of $1.4 million was recorded in the opening balance sheet for the plant closing costs, including $0.9 million for employee related costs and $0.5 million for decommissioning costs. The acquisition of MPI is not significant to the North American packaging segment.

On December 19, 2002, we acquired 100 percent of the outstanding shares of Schmalbach-Lubeca GmbH (a European beverage can manufacturer) for an initial purchase price of €922.3 million at closing (approximately $948 million), plus acquisition costs of $11.6 million, refinancing costs of $28.1 million and the assumption of $20 million of debt and $145 million of cash. The company also assumed approximately $300 million of unfunded pension liabilities. In addition, at closing Ball assumed a €131 million withholding tax liability ($138.3 million at the time of payment), which was paid in January 2003 with cash provided by the seller at the time of the acquisition. In May 2003 the final purchase price was reduced by working capital and other purchase price adjustments of €24 million ($27.8 million) and may be further reduced based upon the final valuation of pension liabilities.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, its results have been included in Ball’s consolidated financial statements effective from December 19, 2002. The valuation of certain assets and liabilities by management and third-party experts is still in process and, therefore, the actual fair values may vary from the preliminary estimates. The operations acquired, now known as Ball Packaging Europe, consist of 10 beverage can plants and two beverage can end plants, a technical center in Bonn, Germany, and an office in Ratingen, Germany. Of the 12 plants, four are located in Germany, four in the United Kingdom, two in France and one each in the Netherlands and Poland.

5.  Business Consolidation Costs

In February 2003 Ball announced plans to close its Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. In connection with the closure, we recorded a charge of $1.9 million ($1.2 million after tax), which was partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000. The Blytheville plant was closed during the second quarter of 2003 and its operations were consolidated into the Springdale, Arkansas plant. The $1.9 million charge included $0.8 million for employee severance and benefit costs (related to 48 employees) and $1.1 million for decommissioning costs and an impairment charge on the fixed assets. Payments of $0.2 million were made related to these charges during the second quarter of 2003. These actions are expected to slightly improve the ongoing operating margins of the North American packaging operations.

In December 2002 the company announced it would relocate its plastics office and research and development facility from Georgia to Colorado. In connection with the relocation, a pretax charge of $1.6 million ($1 million after tax) was recorded in the fourth quarter of 2002, including $0.8 million for employee benefit costs and $0.8 million for decommissioning costs and the impairment of leasehold improvements related to a leased facility. No payments have been made related to these charges. The office relocation is expected to be completed in 2003 and the R&D facility by the end of 2004. The cost of relocating employees is being charged to current-period earnings and totaled $0.8 million in the second quarter and $1.2 million in the first six months of 2003.

In 2001 Ball announced the reorganization of its PRC packaging business, closed its Moultrie, Georgia, aluminum beverage can plant and ceased operations in two commercial development product lines in its aerospace and technologies segment. As a part of the PRC reorganization plan, we exited the general line metal can business, relocated production equipment in China and closed two plants there. The following table summarizes the 2003 activity related to these actions:

($ in millions)	Pension/ Employee Costs	Other Assets/ Costs	Total
Balance at December 31, 2002	$3.3	$6.7	$10.0
Payments	(1.0)	(0.9)	(1.9)

Balance at June 29, 2003	$2.3	$5.8	$8.1

Balances remaining at June 29, 2003, will be used as employee and other costs are paid and as the related companies are liquidated.

The carrying value of fixed assets remaining for sale in connection with prior years’ restructuring activities was approximately $3 million at June 29, 2003. The remaining accrued employee severance and other exit costs related to prior years’ restructuring activities were less than $1 million at June 29, 2003.

Subsequent changes to the estimated costs of the above business consolidation activities, if any, will be included in current-period earnings.

6.  Receivables

A recently negotiated receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s U.S. packaging operations, up to $175 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $168.7 million at June 29, 2003, and $122.5 million at December 31, 2002. Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling and administrative expenses, totaled $0.6 million and $1.1 million for the second quarter and six months of 2003, respectively, and $0.7 million and $1.4 million for the comparable periods in 2002.

Ball Packaging Europe sells a portion of its trade accounts receivable (up to a maximum of €50 million) as part of an asset backed securitization program, which does not qualify as off-balance sheet financing under the provisions of SFAS No. 140. As a result, the receivables sold under this program are included in trade accounts receivable and the related liability is included in short-term debt on the balance sheet. Net funds received from the sale of the accounts receivable under this program were $20.9 million at December 31, 2002. There were no receivables sold under this program as of June 29, 2003.

7.  Inventories

($ in millions)	June 29, 2003	December 31, 2002
Raw materials and supplies	$183.4	$183.0
Work in process and finished goods	405.7	369.5

	$589.1	$552.5

8.  Property, Plant and Equipment

($ in millions)	June 29, 2003	December 31, 2002
Land	$73.4	$69.9
Buildings	648.3	609.5
Machinery and equipment	1,910.6	1,847.9

	2,632.3	2,527.3
Accumulated depreciation	(1,176.5)	(1,081.4)

	$1,455.8	$1,445.9

Depreciation expense amounted to $48.5 million and $95.6 million for the three and six months ended June 29, 2003, respectively, and $36.2 million and $71 million for the comparable periods ended June 30, 2002. The increase in 2003 depreciation expense is primarily attributable to the acquisition of Ball Packaging Europe on December 19, 2002.

9.  Goodwill

($ in millions)	North American Packaging	International Packaging	Total
Balance at December 31, 2002	$327.4	$820.7	$1,148.1
Business acquisition	16.9	--	16.9
Purchase price and other adjustments	1.2	7.6	8.8
Effects of foreign exchange rates	6.8	70.0	76.8

Balance at June 29, 2003	$352.3	$898.3	$1,250.6

Goodwill is shown net of accumulated amortization of $73.7 million at June 29, 2003 and $70.1 million at December 31, 2002, primarily related to North American packaging.

10.  Intangibles and Other Assets

($ in millions)	June 29, 2003	December 31, 2002
Intangibles and other assets:
Investments in affiliates	$81.6	$78.3
Prepaid pension	89.9	88.9
Intangibles (net of accumulated amortization of $22.6 at
June 29, 2003, and $16.6 at December 31, 2002)	68.2	65.6
Deferred financing costs	37.4	35.9
Other	84.4	45.2

	$361.5	$313.9

Total amortization expense of intangible assets amounted to $3 million and $5.8 million for the second quarter and six months ended June 29, 2003, respectively, and $0.9 million and $1.8 million for the comparable periods in 2002, respectively. The increase in 2003 amortization expense is attributable to the acquisition of Ball Packaging Europe on December 19, 2002. Based on intangible assets as of June 29, 2003, total annual intangible asset amortization expense is expected to be between $9 million and $11 million in each of the next five years.

11.  Debt

Long-term debt consisted of the following:

($ in millions)	June 29, 2003	December 31, 2002
Notes Payable
7.75% Senior Notes due August 2006	$300.0	$300.0
8.25% Senior Subordinated Notes due August 2008 (Note 14)	250.0	250.0
6.875% Senior Notes due December 2012 (Note 14)	300.0	300.0
Senior Credit Facilities (at variable rates)
Term Loan A, Euro denominated due December 2007	130.3	126.0
Term Loan A, British sterling denominated due December 2007	123.8	127.2
Term Loan B, Euro denominated due December 2009	335.2	308.7
Term Loan B, U.S. dollar denominated due December 2009	349.1	350.0
Multi-currency revolver, U.S. dollar equivalent	141.5	100.3
Industrial Development Revenue Bonds
Variable rates due through 2011	27.1	27.1
Other	4.0	23.7

	1,961.0	1,913.0
Less: Current portion of long-term debt	(60.4)	(59.0)

	$1,900.6	$1,854.0

At June 29, 2003, approximately $262 million was available under the multi-currency revolving credit facilities, which provide for up to $450 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of $184 million at June 29, 2003, of which $86.9 million was outstanding and due on demand.

The company offered to exchange the 6.875% Senior Notes due in 2012 for new notes that are substantially the same in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they were exchanged, except that the new notes are registered under the Securities Act of 1933, as amended (Securities Act), and therefore are not subject to certain restrictions on transfer which applied to the previous notes. The offer expired on April 1, 2003, at which time all of the notes had been exchanged.

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries and contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20.1 contains condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The company was not in default of any loan agreement at June 29, 2003, and has met all debt payment obligations.

12.  Shareholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(b) (net of tax)		Effective Financial Derivatives(a)	Accumulated Other Comprehensive Loss
December 31, 2002	$(22.9)	$(104.	9)	$(10.5)	$(138.3)
Change	53.7	--		8.3	62.0

June 29, 2003	$30.8	$(104.	9)	$(2.2)	$(76.3)

(a)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

(b)	The minimum pension liability is adjusted annually as of December 31 of each year.

The following table summarizes total comprehensive earnings for the second quarters and six-month periods of 2003 and 2002:

	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Comprehensive Earnings
Net earnings	$74.3	$49.9	$105.8	$77.4
Foreign currency translation adjustment	39.1	7.9	53.7	8.4
Effect of derivative instruments	2.9	1.0	8.3	8.7

Comprehensive earnings	$116.3	$58.8	$167.8	$94.5

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. Participants in the initial award had until March 2003 to acquire shares in order to receive the matching restricted share grants. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. As of June 29, 2003, a total of 532,477 shares were granted under this program, 39,548 were forfeited and 10,000 were granted in July 2003. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $0.3 million and $3.9 million of expense in connection with this program in the second quarter and six months ended June 29, 2003, respectively, and $0.8 million and $2.3 million for the comparable periods in 2002. The differences in expense recorded are the result of the timing and vesting of the share grants, as well as the fluctuations in the price of Ball stock. Ball guarantees loans made by a third party bank to certain participants in the deposit share program, of which $4.1 million was outstanding at June 29, 2003. In the event of a participant default, Ball would pursue payment from the participant.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At June 29, 2003, there were 3,156,776 options outstanding under these plans at a weighted average exercise price of $28.33 per share, of which 1,850,724 were exercisable at a weighted average exercise price of $21.66 per share.

Ball accounts for its stock-based compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize compensation based upon the calculated fair value of the options granted after 1994, earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Stock-based compensation as reported, net of tax	$0.6	$0.6	$2.9	$1.7
Pro forma effect of fair value based method	1.6	1.1	1.1	1.2

Pro forma stock-based compensation, net of tax	$2.2	$1.7	$4.0	$2.9

Net earnings as reported	$74.3	$49.9	$105.8	$77.4
Pro forma effect of fair value based method	(1.6)	(1.1)	(1.1)	(1.2)

Pro forma net earnings	$72.7	$48.8	$104.7	$76.2

Basic earnings per share as reported	$1.33	$0.89	$1.89	$1.37
Pro forma basic earnings per share	1.30	0.87	1.87	1.35

Diluted earnings per share as reported	$1.30	$0.87	$1.84	$1.34
Pro forma diluted earnings per share	1.27	0.85	1.82	1.32

13.  Earnings Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Diluted Earnings per Share:
Net earnings	$74.3	$49.9	$105.8	$77.4

Weighted average common shares (000s)	56,054	56,302	56,108	56,426
Effect of dilutive stock options	1,252	1,274	1,272	1,264

Weighted average shares applicable
to diluted earnings per share	57,306	57,576	57,380	57,690

Diluted earnings per share	$1.30	$0.87	$1.84	$1.34

Information needed to compute basic earnings per share is provided on the statement of earnings.

14.  Subsequent Events

On August 8, 2003, Ball privately placed an additional $250 million of its 6.875% Senior Notes due in 2012 at a price of 102% of the principal amount. The 6.875% interest rate on the notes will be offset by the amortization over the life of the notes of the $5 million issue premium paid to Ball on the issuance of the notes. The net proceeds of the offering, together with other available funds, are intended to be used to redeem the 8.25% Senior Subordinated Notes due in 2008. A call premium of $10.3 million will be due to the holders of the notes at the time of redemption. The call premium and approximately $5 million of unamortized deferred financing costs related to the redeemed 8.25% notes are expected to be expensed in the third quarter resulting in an after-tax charge for early debt extinguishment of approximately 17 cents per diluted share.

The terms of the notes placed on August 8, 2003, are substantially the same as the original 6.875% Senior Notes, which were sold in December and exchanged earlier this year, except that the new privately placed notes are not registered under the Securities Act. However, the company intends to exchange these privately placed notes for new notes that will be registered under the Securities Act.

Ball announced on July 23, 2003, a 67 percent increase in its next quarterly dividend from nine to fifteen cents per share. This change will be effective for the September 15, 2003, dividend payment for shareholders of record on September 2, 2003.

15. Contingencies

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

On January 1, 2003, Germany imposed a refundable mandatory deposit on most non-refillable beverage containers sold in the country. This included beverage cans. Due to political and legal uncertainties, no adequate or effective nationwide system for returning the containers was in place at the time the deposit was imposed and some retailers have stopped carrying beverages in non-refillable containers until a return system is in place. As a result, beverage can sales in Germany have declined sharply. We are working with beverage companies, retailers, other container manufacturers and recyclers to develop an effective return system and are hopeful that a system will be in place and operational in 2004. In the meantime we have reduced our production of beverage cans in Germany, increased exports from Germany to other European nations and delayed capital expansion projects that had been planned for 2003 in France and Poland. Further delay in the implementation of an effective return system could adversely affect our sales, earnings and cash flow in Germany.

16.  Indemnifications and Guarantees

During the normal course of business, the company or the appropriate consolidated direct or indirect subsidiary have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services, guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements, indemnities to various lessors in connection with facility, equipment, furniture, and other personal property leases for certain claims arising from such leases, indemnities pursuant to agreements relating to the company’s domestic and foreign joint ventures, indemnities in connection with the purchase or sale of businesses or substantially all of the assets and specified liabilities of the businesses, indemnities in connection with the sale of facilities no longer needed by the company and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in most circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

The company’s Senior Notes, Senior Subordinated Notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees were required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreement and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the guarantees is essentially equal to the then outstanding principal and interest under the respective notes and credit agreement, or under the applicable tranche. The company is not in default under the above notes or credit facilities.

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first and foremost to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders and would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (discussed in Note 6). The company, the appropriate subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

From time to time, the company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material adverse effect on the company’s consolidated results of operations, financial position or cash flows.

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

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., the People’s Republic of China (PRC), Brazil and Thailand, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment earnings or assets.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging and PET (polyethylene terephthalate) plastic container products used principally in beverage packaging. This segment accounted for 67 percent of consolidated net sales in the second quarter and first six months of 2003.

North American metal beverage container sales, which represented approximately 71 percent of North American packaging segment sales in the second quarter and first six months of 2003, were slightly higher than in 2002 despite being negatively impacted by adverse weather conditions in several regions of the country.

On March 11, 2003, we acquired Metal Packaging International, Inc. (MPI), a manufacturer of aluminum beverage can ends, for $28 million, net of cash acquired. MPI produced just over 2 billion beverage can ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. MPI’s plant, which is located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities.

North American metal food container sales, which comprised approximately 18 percent of segment sales in the second quarter and first six months of 2003, were 6 percent above the second quarter of 2002 and flat compared to the first six months of 2002. Sales were unfavorably impacted by competitive pricing and by the extended start-up of a new two-piece food can line in our Milwaukee plant. The new line, which will be capable of producing approximately 1.2 billion cans per year, is expected to become fully operational in the fourth quarter of 2003. This capacity is to accommodate a multi-year contract with Abbott Laboratories’ Ross Products Division, which is in the process of exiting a portion of its self-manufacturing operations, as well as to convert existing Ball food can customers from three-piece to two-piece food cans.

On December 30, 2002, ConAgra Grocery Products Company (ConAgra) notified Ball of its desire to terminate and dissolve Ball Western Can Company, LLC, its joint venture with Ball. Ball and ConAgra are engaged in ongoing discussions to evaluate various options.

Plastic container sales, which accounted for approximately 11 percent of segment sales in the second quarter and first six months of 2003, were 5 percent higher than in the second quarter of 2002 and 6 percent higher than in the first six months of 2002. The increase in sales, which are predominantly to water and carbonated soft drink customers, was driven by internal growth and the addition of four plastic bottle blow-molding production lines during the latter part of 2002. However, cold and wet weather conditions on the East Coast and in the Midwest contributed to lower than expected sales in those regions.

Operating margins in the North American packaging segment were slightly lower in 2003 than in 2002. Operating margins in 2002 through June were negatively impacted by approximately $6 million of start-up costs associated with the new food can line in Milwaukee. Additionally, pricing pressures on food cans and plastic containers have eroded margins compared to the same period last year. Approximately $1.2 million of costs have been incurred through the first six months for the relocation of the plastics office employees from Georgia to Colorado (as discussed in the “Other Items” section).

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia.

Ball Packaging Europe, which represents approximately one-third of the European metal beverage can manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands and Poland. These operations were acquired by Ball on December 19, 2002. European sales of $296.8 million in the second quarter and $491.9 million in the first six months of 2003 reflect normal business seasonality, a strong euro and the negative impact of the January 1, 2003, imposition of a mandatory deposit on most one-way containers (including beer, carbonated soft drinks and water) in Germany, where four of Ball Packaging Europe’s 12 manufacturing plants are located. While German sales were down approximately 1 billion cans for the first six months of 2003 from prior year levels, warm weather conditions in Europe have helped to increase volumes in other countries. Operating margins were also negatively affected by the effect of purchase accounting adjustments related to the step-up to fair market value of finished goods inventory acquired at the acquisition date.

Although it is too soon to determine the long-term impact the German deposit legislation will have on sales, the situation is expected to improve once a return system is in place and operational. In the interim, we have reduced beverage can production at our German plants, increased exports from Germany to other European nations and delayed capital investment projects that had been planned for 2003 in France and Poland.

Sales were approximately 19 percent lower in the PRC in the first three months of 2003 than in 2002 and 12 percent lower in the first six months. However, earnings before taxes were improved over last year due largely to cost reduction initiatives resulting from the business consolidation actions taken in 2001. The recent SARS outbreak did not appear to have a significant impact on our business through the first half of 2003.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment were 4 percent higher in the second quarter of 2003 compared to the same period in 2002 and 6 percent higher in the first six months, primarily in defense and commercial space operations. The increase is due to a combination of newly awarded contracts, additions to previously awarded contracts and program milestones and completions. A key program milestone and completion in the first quarter was related to NASA’s Ice, Cloud and Land Elevation Satellite (ICESat) program, which was commissioned and accepted by the customer in February 2003, and as a result, improved both sales and operating margins by approximately $4 million. Operating margins also increased by nearly 2 percent compared to the first six months of 2002 as a result of strong operating performance and program completions. Contracted backlog at June 29, 2003, was at a record level of $680 million compared to a backlog of $497 million at December 31, 2002, and $462 million at June 30, 2002. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling and Administrative

Selling and administrative expenses were $57.5 million and $110.7 million in the second quarter and first six months of 2003, respectively, compared to $40.3 million and $77.6 million for the same periods in 2002, respectively. Approximately $17 million of this increase in the second quarter of 2003 and $27 million in the first six months is related to the acquisition of Ball Packaging Europe in December 2002. The additional increase in 2003 is primarily the result of higher employee costs, including incentives and pension expense.

Interest and Taxes

Consolidated interest expense was $33.4 million and $65.4 million for the second quarter and six months of 2003, respectively, compared to $18.9 million and $36.3 million for the same periods last year, respectively. The higher expense was associated with the higher level of borrowings subsequent to the acquisition of Ball Packaging Europe. The company’s consolidated average borrowing rate decreased slightly to 6.2 percent through the first six months of 2003 versus 6.5 percent in 2002.

The consolidated effective income tax rate for 2003 decreased to 33 percent from 35 percent, primarily as a result of lower profits in Germany, which has the highest tax rate of the European countries in which Ball has operations, reflecting the impact of the refundable mandatory deposit on non-refillable containers imposed on January 1, 2003.

Results of Equity Affiliates

Earnings of $3.2 million and $5.8 million in the second quarter and first six months of 2003, respectively, were higher compared to $1.8 million and $3.6 million for the same periods in 2002. The higher earnings in 2003 were the result of improved earnings in our Brazil joint venture.

Other Items

In February 2003 we announced the closure of our Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. The plant was closed in the second quarter of 2003 and its operations were consolidated into the Springdale, Arkansas, plant. In connection with the closure, we recorded a charge of $1.9 million ($1.2 million after tax), which was partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000. The $1.9 million charge included estimated employee costs, decommissioning costs and an impairment charge on related fixed assets.

In December 2002 Ball announced it would relocate its plastics office and research and development facility from Georgia to Colorado. In connection with the relocation, we recorded a pretax charge in 2002 of $1.6 million ($1 million after tax) for employee-related and decommissioning costs and impairment of the leasehold improvements related to a leased facility. The office relocation is expected to be completed in 2003 and the R&D facility by the end of 2004. The cost of relocating employees is being charged to current period earnings and totaled $1.2 million in the first half of 2003.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations of $175.3 million in the second quarter of 2003 was comparable to the second quarter of 2002. For the first six months, $129.2 million of cash was used in operations in 2003 compared to $128.2 million of cash flow generated in 2002. The cash usage in 2003 included $138.3 million for the payment in January 2003 of an accrued withholding tax obligation related to the acquisition of Ball Packaging Europe, which was funded by the seller at the time of closing by the inclusion of €131 million of additional cash. Also contributing to the increased use of cash were approximately $60 million in Europe for the normal seasonal working capital build, primarily accounts receivable, and approximately $100 million in North America related to lower accounts payable and accrued liabilities. Capital spending of $71.9 million in the first six months of 2003 was well below depreciation and amortization expense of $101.4 million and is expected to be less than $170 million for the full year in 2003.

Total debt increased to $2,047.9 million at June 29, 2003, compared to $1,981 million at December 31, 2002, primarily as a result of seasonal working capital needs. At June 29, 2003, approximately $262 million was available under the revolving credit facility portions of the multi-currency senior credit facilities. In addition, the company had short-term uncommitted credit facilities of approximately $184 million at the end of the second quarter, of which $86.9 million was outstanding.

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

A recently negotiated receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s U.S. packaging operations, up to $175 million. The agreement, which has similar terms to the facility it replaced, qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $168.7 million at June 29, 2003, and $122.5 million at December 31, 2002. Ball Packaging Europe also sells a portion of its trade accounts receivable (up to €50 million) as part of an asset backed securitization program, which does not qualify as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. As a result, the receivables sold under the Ball Packaging Europe program are included in trade accounts receivable and the related liability is included in short-term debt on the balance sheet. Net funds received from the sale of the accounts receivable under this program were $20.9 million at December 31, 2002. There were no receivables sold under the Ball Packaging Europe program as of June 29, 2003.

The company was not in default of any loan agreement at June 29, 2003, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Subsequent to the end of the second quarter, on August 8, 2003, Ball privately placed an additional $250 million of its 6.875% Senior Notes due in 2012 at a price of 102% of the principal amount. The 6.875% interest rate on the notes will be offset by the amortization over the life of the notes of the $5 million issue premium paid to Ball on the issuance of the notes. The net proceeds of the offering, together with other available funds, are intended to be used to redeem the 8.25% Senior Subordinated Notes due in 2008. A call premium of $10.3 million will be due to the holders of the notes at the time of redemption. The call premium and approximately $5 million of unamortized deferred financing costs related to the redeemed 8.25% notes are expected to be expensed in the third quarter resulting in an after-tax charge for early debt extinguishment of approximately 17 cents per diluted share.

The terms of the notes placed on August 8, 2003, are substantially the same as the original 6.875% Senior Notes, which were sold in December and exchanged earlier this year, except that the new privately placed notes are not registered under the Securities Act. However, the company intends to exchange these new privately placed notes for new notes that will be registered under the Securities Act.

Ball announced on July 23, 2003, a 67 percent increase in its next quarterly dividend from nine to fifteen cents per share. This change will be effective for the September 15, 2003, dividend payment for shareholders of record on September 2, 2003.

NON-GAAP FINANCIAL INFORMATION

Information regarding the use of non-GAAP financial measures may be found on Ball's web site at www.ball.com.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 15 and 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include “band” pricing where there is an upper and lower limit, a fixed price or only an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the second quarter 2003 expire within two years. Included in shareholders’ equity at June 29, 2003, within accumulated other comprehensive loss, is approximately $3.9 million of net loss associated with these contracts of which approximately $2.5 million of loss is expected to be recognized in the consolidated statement of earnings during 2003. All losses on these derivative contracts will be offset by higher revenue from fixed price sales contracts.

North American steel can sales contracts incorporate annually negotiated metal costs, and North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the costs of these commodities.

In Europe, the company manages the aluminum and steel raw material commodity price risks through annual contracts for the purchase of the materials, as well as the sale of cans and ends, that reduce the company’s exposure to fluctuations in commodity prices within the current year to a minimal amount. These purchase and sales contracts include fixed price, floating and pass through pricing arrangements. The company additionally uses derivative contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass through arrangement to minimize the company’s exposure to significant price changes.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 29, 2003, included pay-floating and pay-fixed interest rate swaps and interest rate caps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to approximately three years. Approximately $2.9 million of net gain associated with these contracts is included in accumulated other comprehensive loss at June 29, 2003, of which $0.1 million of income is expected to be recognized in the consolidated statement of earnings during the remainder of 2003.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency translation risk results from the strengthening of the U.S. dollar against the European euro, British pound, Canadian dollar and Chinese renminbi. We face currency exposures in our global operations as a result of maintaining in foreign countries U.S. dollar debt, receivables and payables, as a result of purchasing certain raw materials in U.S. dollars. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the second quarter 2003 expire in less than two years and their fair value was not significant.

In connection with the company’s ongoing share repurchase program, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. The put option contracts allow us to determine the method of settlement, either in cash or shares. As such, prior to the adoption of Statement of Financial Accounting Standards No. 150 during the second quarter of 2003, the contracts were considered equity instruments and changes in the fair value were not recognized in our financial statements. Since adoption of this accounting standard, which is required on a prospective basis, changes in the fair value are recognized in our net earnings. The impact was minimal in the second quarter of 2003. Our objective in selling put options is to lower the average purchase price of acquired shares in connection with the share repurchase program. At June 29, 2003, there were put option contracts outstanding for 100,000 shares at an average price of $45.72 per share. No commitments to purchase shares existed at June 29, 2003.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of June 29, 2003, did not differ materially from the amounts reported as of December 31, 2002. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that they were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the period covered by this report. These forward-looking statements represent the company’s goals and could vary materially from those expressed or implied. From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage beer and soft drink cans is heaviest; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel and aluminum and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the inability to continue the purchase of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; environmental and workplace safety regulations; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases in various employee benefits and labor costs, specifically pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty associated with performance of aerospace and technologies segment contracts; the ability to promptly invoice and collect accounts receivable from customers, particularly from governmental agencies; international business and market risks such as the devaluation of international currencies; pricing and ability or inability to sell scrap associated with the production of metal containers; international business risks (including foreign exchange rates and tax rates) in the United States, Europe and particularly in developing countries such as China and Brazil; foreign exchange rate of the U.S. dollar against the European euro, British pound, Polish zloty, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real; terrorist activity or war that disrupts the company’s production, supply, or pricing of the company's goods and services, including raw materials and energy costs, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the integration and operation of the business of Schmalbach-Lubeca GmbH, now known as Ball Packaging Europe. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings

There were no significant updates to the company’s legal proceedings under Item 1 for the quarter ended June 29, 2003.

Item 2.   Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended June 29, 2003.

Item 3.   Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 29, 2003.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 23, 2003. Matters voted upon by proxy, and the results of the votes, were as follows:

	For	Against/ Withheld	Abstained/ Broker Non-Vote
Election of director for term expiring in 2004:
Hanno C. Fiedler	48,999,554	691,367	--
Election of director for term expiring in 2005:
Theodore M. Solso	48,992,392	698,529	--
Election of directors for terms expiring in 2006:
Howard M. Dean	49,000,318	690,603	--
R. David Hoover	48,773,064	917,857	--
Jan Nicholson	47,814,873	1,876,048	--
Appointment of PricewaterhouseCoopers LLP as independent
accountants for 2003	44,567,462	4,793,109	330,350
Amendment of the Amended Articles of Corporation
to increase the amount of authorized common stock from
120,000,000 shares to 240,000,000 shares	45,860,397	3,484,783	345,741

Item 5.   Other Information

There were no events required to be reported under Item 5 for the quarter ended June 29, 2003.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

20.1	Subsidiary Guarantees of Debt

31	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

99.1	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)     Reports on Form 8-K

A Current Report on Form 8-K was furnished on April 24, 2003, which furnished Ball’s quarterly earnings release under Item 9, pursuant to Item 12.

A Current Report on Form 8-K was furnished on May 13, 2003, furnishing under Item 9 the certifications pursuant to 18 U.S.C. Section 1380, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation (Registrant) By: /s/ Raymond J. Seabrook Raymond J. Seabrook Senior Vice President and Chief Financial Officer

Date:  August 12, 2003

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
June 29, 2003

EXHIBIT INDEX

Description	Exhibit
Subsidiary Guarantees of Debt (Filed herewith.)	EX-20.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman of the Board,
President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook,
Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by R. David Hoover, Chairman of the Board,
President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook,
Senior Vice President and Chief Financial Officer of Ball Corporation (Furnished herewith.)	EX-32

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended (Filed herewith.)	EX-99.1