Form 10-Q
period 2003-09-28
BALL CORP
filed 2003-11-10
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     September 28, 2003

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2003
Common Stock,
without par value	56,357,113 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 28, 2003

PART I.    FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net sales	$1,359.3	$1,038.6	$3,783.5	$2,948.7

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,107.4	866.8	3,103.0	2,475.4
Depreciation and amortization (Notes 8 and 10)	49.9	36.2	151.3	109.0
Business consolidation costs (Note 5)	(3.5)	--	(2.1)	--
Selling and administrative	62.2	42.2	172.9	119.8

	1,216.0	945.2	3,425.1	2,704.2

Earnings before interest and taxes	143.3	93.4	358.4	244.5

Interest expense before early debt extinguishment costs	30.9	18.8	96.3	55.1
Early debt extinguishment costs	15.2	--	15.2	--

Total interest expense	46.1	18.8	111.5	55.1

Earnings before taxes	97.2	74.6	246.9	189.4
Tax provision	(29.1)	(26.1)	(78.3)	(66.3)
Minority interests	(0.2)	(0.6)	(0.7)	(1.4)
Equity in results of affiliates	0.9	2.1	6.7	5.7

Net earnings	$68.8	$50.0	$174.6	$127.4

Earnings per share (Notes 12 and 13):
Basic	$1.24	$0.89	$3.12	$2.26
Diluted	1.21	0.87	3.05	2.21
Weighted average common shares outstanding (in thousands):
Basic	55,664	56,188	55,958	56,347
Diluted	56,829	57,405	57,240	57,612
Cash dividends declared and paid, per common share	$0.15	$0.09	$0.33	$0.27

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 28, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$58.4	$259.2
Receivables, net (Note 6)	554.4	345.9
Inventories, net (Note 7)	524.9	552.5
Deferred taxes and prepaid expenses	47.8	66.9

Total current assets	1,185.5	1,224.5
Property, plant and equipment, net (Note 8)	1,436.7	1,445.9
Goodwill, net (Note 9)	1,245.9	1,148.1
Intangibles and other assets, net (Note 10)	353.8	313.9

Total Assets	$4,221.9	$4,132.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$150.6	$127.0
Accounts payable	406.7	439.6
Accrued employee costs	152.9	147.1
Income taxes payable and other current liabilities	234.8	355.2

Total current liabilities	945.0	1,068.9
Long-term debt (Note 11)	1,800.5	1,854.0
Employee benefit obligations	700.0	646.5
Deferred taxes and other liabilities	83.6	64.5

Total liabilities	3,529.1	3,633.9

Contingencies (Note 14)
Minority interests	6.3	5.6

Shareholders' equity (Note 12):
Common stock (77,825,349 shares issued - 2003; 77,200,656 shares issued - 2002	538.1	514.5
Retained earnings	718.3	562.0
Accumulated other comprehensive loss	(71.3)	(138.3)
Treasury stock, at cost (21,413,284 shares - 2003;
20,455,296 shares - 2002)	(498.6)	(445.3)

Total shareholders' equity	686.5	492.9

Total Liabilities and Shareholders' Equity	$4,221.9	$4,132.4

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities
Net earnings	$174.6	$127.4
Noncash charges to net earnings:
Depreciation and amortization	151.3	109.0
Deferred taxes	35.7	8.1
Other	(1.7)	(4.0)
Early debt extinguishment costs:
Debt prepayment costs	10.3	--
Noncash write off of unamortized deferred financing costs	4.9	--
Withholding tax payment related to European acquisition (Note 4)	(138.3)	--
Changes in other working capital components, excluding effects of acquisitions	(198.6)	10.9

Net cash provided by operating activities	38.2	251.4

Cash flows from investing activities
Additions to property, plant and equipment	(98.5)	(87.7)
Business acquisition (Note 4)	(28.0)	--
Ball Packaging Europe purchase price adjustments (Note 4)	31.1	--
Acquisitions of previously leased assets	--	(43.1)
Other	(7.1)	(18.9)

Net cash used in investing activities	(102.5)	(149.7)

Cash flows from financing activities
Repayments of long-term borrowings	(97.2)	(50.2)
Change in short-term borrowings	19.1	3.9
Debt prepayment costs	(10.3)	--
Proceeds from issuance of common stock under various employee and shareholder plans	25.5	29.3
Acquisitions of treasury stock	(56.4)	(94.3)
Common dividends	(18.4)	(15.3)
Other	0.8	--

Net cash used in financing activities	(136.9)	(126.6)

Effect of exchange rate changes on cash	0.4	--

Net Change in Cash and Cash Equivalents	(200.8)	(24.9)
Cash and Cash Equivalents - Beginning of Period	259.2	83.1

Cash and Cash Equivalents - End of Period	$58.4	$58.2

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
September 28, 2003

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and conditions. However, we believe that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $2.5 million and $5.4 million for the third quarter and nine months ended September 28, 2003, respectively, and $1.5 million and $3.2 million for the comparable periods in 2002, respectively. If the fair value based method had been used, after-tax stock-based compensation would have been $2.1 million and $6.5 million for the third quarter and nine months ended September 28, 2003, respectively, and $1.8 million and $4.7 million for the comparable periods in 2002, respectively. Further details regarding the expense calculated under the fair value based method are provided in Note 12.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.    New Accounting Standards

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments previously classified as equity be classified as liabilities or, in some cases, as assets. Prior to adoption of the standard during the second quarter of 2003, Ball accounted for premiums received on written put option contracts on its common shares as a reduction of equity because the company had the option to settle in either shares or cash. Upon adoption of this standard, which was done on a prospective basis, we now account for these premiums in the overall determination of fair market value of such contracts. The adoption of SFAS No. 150 did not have a significant effect on Ball’s second and third quarter 2003 consolidated earnings. However, it resulted in Ball recording a current liability and reducing shareholders’ equity by $12.3 million at September 28, 2003, for a forward share purchase agreement. Additional details about the forward contract are included in Note 12.

In April 2003 the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. In general the statement is effective for Ball on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. Adopting this standard had no effect on Ball’s 2003 financial statements.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of entities if they possess certain characteristics. The adoption of this standard, which became effective on a prospective basis for Ball on February 1, 2003, had no effect on Ball’s financial statements in the first nine months of 2003.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for Ball in 2003 on a prospective basis. The statement supersedes Emerging Issues Task Force Issue No. 94-3 and revises the definition of the incurrence and timing of a liability associated with an exit or disposal activity not related to a newly acquired entity. SFAS No. 146 was applied in accounting for the closure of the company’s Blytheville, Arkansas, food can plant and in the relocation of the plastics office and research and development facility from Georgia to Colorado (see Note 5).

In May 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement affects Ball primarily in its rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all such gains and losses be reported as extraordinary items. Under SFAS No. 145, these items are to be reported as extraordinary items only if they meet the requirements established under APB Opinion No. 30. This statement was effective for Ball as of January 1, 2003, and requires that amounts previously reported as extraordinary items be reevaluated in accordance with APB No. 30 and reclassified as appropriate. In the fourth quarter of 2002, Ball recognized a $3.2 million after-tax charge for early debt extinguishment, which will be reclassified in the fourth quarter of 2003 in accordance with SFAS No. 145 ($5.2 million higher interest expense and $2 million lower tax provision compared to that reported in 2002). Early debt extinguishment costs incurred in the third quarter of 2003 were reported as interest expense.

3.    Business Segment Information

Ball’s operations are organized along its product lines in three segments – North American packaging, international packaging and aerospace and technologies. All three segments have investments that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment earnings or assets. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s significant and critical accounting policies can be found in Ball’s 2002 annual report.

North American Packaging

North American packaging consists of operations in the U.S. and Canada, which manufacture metal and PET (polyethylene terephthalate) plastic containers, primarily for use in beverage and food packaging.

International Packaging

International packaging, with operations in several countries in Europe and the People’s Republic of China (PRC), includes the manufacture and sale of metal beverage containers in Europe and Asia, as well as plastic containers in Asia.

Aerospace and Technologies

Aerospace and technologies includes the manufacture and sale of aerospace and other related products and services used primarily in the defense, civil space and commercial space industries.

Summary of Business by Segment	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net Sales
North America metal beverage	$597.3	$594.4	$1,739.1	$1,730.6
North America metal food	211.7	192.0	496.1	477.0
North America plastic containers	98.7	96.3	289.2	276.2

Total North America packaging	907.7	882.7	2,524.4	2,483.8

Europe metal beverage	291.4	--	783.3	--
Asia metal beverage and plastic containers	35.0	28.4	92.8	93.8

Total international packaging	326.4	28.4	876.1	93.8

Aerospace and technologies	125.2	127.5	383.0	371.1

Consolidated net sales	$1,359.3	$1,038.6	$3,783.5	$2,948.7

Consolidated Net Earnings
North America packaging	$83.3	$89.7	$219.2	$232.8
International packaging	58.6	1.4	123.3	3.5
Aerospace and technologies	10.6	9.6	37.7	31.1

Segment earnings before interest and taxes	152.5	100.7	380.2	267.4
Corporate undistributed expenses, net	(9.2)	(7.3)	(21.8)	(22.9)

Earnings before interest and taxes	143.3	93.4	358.4	244.5
Interest expense	(46.1)	(18.8)	(111.5)	(55.1)
Tax provision	(29.1)	(26.1)	(78.3)	(66.3)
Minority interests	(0.2)	(0.6)	(0.7)	(1.4)
Equity in results of affiliates	0.9	2.1	6.7	5.7

Consolidated net earnings	$68.8	$50.0	$174.6	$127.4

($ in millions)	September 28, 2003	December 31, 2002
Total Assets
North America packaging	$2,154.2	$2,088.3
International packaging	2,162.6	2,025.9
Aerospace and technologies	264.7	248.5

Segment assets	4,581.5	4,362.7
Corporate assets, net of eliminations	(359.6)	(230.3)

Consolidated assets	$4,221.9	$4,132.4

4.    Acquisitions

Metal Packaging International (MPI)

On March 11, 2003, Ball acquired MPI, a manufacturer of aluminum beverage can ends, for $28 million. MPI produced just over 2 billion ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. The MPI plant, which had approximately 100 employees and was located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities. A liability of $1.1 million was recorded in the opening balance sheet for the plant closing costs, including $0.9 million for employee related costs and $0.2 million for decommissioning costs. Payments related to the liability totaled $0.5 million through September 28, 2003. The acquisition of MPI is not significant to the North American packaging segment.

Ball Packaging Europe

On December 19, 2002, Ball acquired 100 percent of the outstanding shares of Schmalbach-Lubeca GmbH (a European beverage can manufacturer) for an initial purchase price of €922.3 million at closing (approximately $948 million), plus acquisition costs of $11.6 million, refinancing costs of $28.1 million and the assumption of $20 million of debt and $145 million of cash. The company also assumed approximately $300 million of unfunded pension liabilities. In addition, at closing Ball assumed a €131 million withholding tax liability ($138.3 million at the time of payment), which was paid in January 2003 with cash provided by the seller at the time of the acquisition. The final purchase price was reduced in May 2003 by working capital and other purchase price adjustments of €24 million ($27.8 million) and was further reduced in September by £7 million (approximately $11.6 million) based upon the final valuation of pension liabilities. A payment of £5 million related to the pension liabilities is expected to be received in the beginning of 2004.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, its results have been included in Ball’s consolidated financial statements effective from December 19, 2002. The valuation of certain assets and liabilities by management and third-party experts is still in process and, therefore, the actual fair values may vary from the preliminary estimates. The operations acquired, now known as Ball Packaging Europe, currently consist of 10 beverage can plants and two beverage can end plants, a technical center in Bonn, Germany, and an office in Ratingen, Germany. Of the 12 plants, four are located in Germany, four in the United Kingdom, two in France and one each in the Netherlands and Poland. Ball announced in October 2003 that it has begun consultations with the appropriate work councils and unions to close its plant in Runcorn, England. The cost of the plant closure has been accounted for in the opening acquisition balance sheet.

5.    Business Consolidation Costs

In February 2003 Ball announced plans to close its Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. In connection with the closure, a charge of $1.9 million ($1.2 million after tax), partially offset by a $0.5 million gain ($0.3 million after tax) on the sale of a Canadian plant that was included in a restructuring charge taken in 2000, was recorded in the first quarter of 2003. The Blytheville plant was closed during the second quarter of 2003 and its operations were consolidated into the Springdale, Arkansas, plant. The $1.9 million charge included $0.8 million for employee severance and benefit costs (related to 48 employees) and $1.1 million for decommissioning costs and an impairment charge on fixed assets. Payments and asset write-downs to reflect estimated realizable values totaling $0.7 million were made related to these charges during the first nine months of 2003. These actions are expected to modestly reduce operating costs in the North American packaging operations.

In December 2002 the company announced it would relocate its plastic container office and research and development facility from Georgia to Colorado. In connection with the relocation, a pretax charge of $1.6 million ($1 million after tax) was recorded in the fourth quarter of 2002, including $0.8 million for employee benefit costs and $0.8 million for decommissioning costs and the impairment of leasehold improvements. Less than $0.1 million of payments have been made related to these charges. The office relocation is expected to be completed in 2003 and the R&D facility by the end of 2004. The cost of relocating employees is being charged to current-period earnings and totaled $0.8 million in the third quarter and $2 million in the first nine months of 2003.

In 2001 Ball announced the reorganization of its PRC packaging business, closed its Moultrie, Georgia, aluminum beverage can plant and ceased operations in two commercial development product lines in its aerospace and technologies segment. As a part of the PRC reorganization plan, we exited the general line metal can business, relocated production equipment in China and closed two plants there. During the third quarter of 2003, income of $3.5 million was recorded related to these activities, primarily the result of cash proceeds on asset dispositions and accounts receivable previously deemed uncollectible. The following table summarizes the 2003 activity related to these actions:

($ in millions)	Pension/ Employee Costs	Other Assets/ Costs	Total
Balance at December 31, 2002	$3.3	$6.7	$10.0
Payments and other activity	(1.1)	(1.4)	(2.5)

Balance at September 28, 2003	$2.2	$5.3	$7.5

Balances remaining at September 28, 2003, will be used as employee and other costs are paid and as the related companies are liquidated.

The carrying value of fixed assets remaining for sale in connection with business consolidation activities was approximately $2.7 million at September 28, 2003. The remaining accrued employee severance and other exit costs related to prior years’ restructuring activities were approximately $0.7 million at September 28, 2003.

Subsequent changes to the estimated costs of the above business consolidation activities, if any, will be included in current-period earnings and identified as business consolidation costs.

6.    Receivables

A recently negotiated receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $175 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $175 million at September 28, 2003, and $122.5 million at December 31, 2002. Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling and administrative expenses, totaled $0.7 million and $1.8 million for the third quarter and nine months of 2003, respectively, and $0.9 million and $2.3 million for the comparable periods in 2002.

Ball Packaging Europe previously sold a portion of its trade accounts receivable (up to a maximum of €50 million) as part of an asset backed securitization program, which did not qualify as off-balance sheet financing under the provisions of SFAS No. 140. As a result, the receivables sold under this program were included in trade accounts receivable and the related liability was included in short-term debt on the balance sheet. Net funds received from the sale of the accounts receivable under this program were $20.9 million at December 31, 2002. This program was terminated during 2003.

7.    Inventories

($ in millions)	September 28, 2003	December 31, 2002
Raw materials and supplies	$182.8	$183.0
Work in process and finished goods	342.1	369.5

	$524.9	$552.5

8.    Property, Plant and Equipment

($ in millions)	September 28, 2003	December 31, 2002
Land	$73.9	$69.9
Buildings	661.0	609.5
Machinery and equipment	1,919.3	1,847.9

	2,654.2	2,527.3
Accumulated depreciation	(1,217.5)	(1,081.4)

	$1,436.7	$1,445.9

Depreciation expense amounted to $47 million and $142.6 million for the three and nine months ended September 28, 2003, respectively, and $35.3 million and $106.3 million for the comparable periods ended September 29, 2002. The increase in 2003 depreciation expense is primarily attributable to the acquisition of Ball Packaging Europe on December 19, 2002.

9.    Goodwill

($ in millions)	North American Packaging	International Packaging	Total
Balance at December 31, 2002	$327.4	$820.7	$1,148.1
Business acquisition	17.4	--	17.4
Purchase price and other adjustments	1.9	(1.4)	0.5
Effects of foreign exchange rates	6.5	73.4	79.9

Balance at September 28, 2003	$353.2	$892.7	$1,245.9

Goodwill is shown net of accumulated amortization of $73.6 million at September 28, 2003, and $70.1 million at December 31, 2002, primarily related to North American packaging. The change in the accumulated amortization balance is the result of foreign exchange rate fluctuations.

10.    Intangibles and Other Assets

($ in millions)	September 28, 2003	December 31, 2002
Intangibles and other assets:
Investments in affiliates	$89.5	$78.3
Prepaid pension	89.9	88.9
Intangibles (net of accumulated amortization of $26 at September 28, 2003, and $16.6 at December 31, 2002)	65.2	65.6
Deferred financing costs	36.5	35.9
Other	72.7	45.2

	$353.8	$313.9

Total amortization expense of intangible assets amounted to $2.9 million and $8.7 million for the third quarter and nine months ended September 28, 2003, respectively, and $0.9 million and $2.7 million for the comparable periods in 2002, respectively. The increase in 2003 amortization expense is attributable to the acquisition of Ball Packaging Europe on December 19, 2002. Based on intangible assets as of September 28, 2003, total annual intangible asset amortization expense is expected to be between $9 million and $11 million in each of the next five years.

11.    Debt

Long-term debt consisted of the following:

($ in millions)	September 28, 2003	December 31, 2002
Notes Payable
7.75% Senior Notes due August 2006	$300.0	$300.0
8.25% Senior Subordinated Notes due August 2008	--	250.0
6.875% Senior Notes due December 2012	550.0	300.0
Senior Credit Facilities (at variable rates)
Term Loan A, Euro denominated due December 2007	124.0	126.0
Term Loan A, British sterling denominated due December 2007	117.9	127.2
Term Loan B, Euro denominated due December 2009	335.8	308.7
Term Loan B, U.S. dollar denominated due December 2009	347.4	350.0
Multi-currency revolver, U.S. dollar equivalent	50.0	100.3
Industrial Development Revenue Bonds
Variable rates due through 2011	27.1	27.1
Other	9.0	23.7

	1,861.2	1,913.0
Less: Current portion of long-term debt	(60.7)	(59.0)

	$1,800.5	$1,854.0

At September 28, 2003, approximately $354 million was available under the multi-currency revolving credit facilities, which provide for up to $450 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of $185 million at September 28, 2003, of which $89.9 million was outstanding and due on demand.

On August 8, 2003, Ball privately placed $250 million of its 6.875% Senior Notes due in 2012 at a price of 102% of the principal amount. The 6.875% interest rate on the notes will be offset by the amortization over the life of the notes of the $5 million issue premium paid to Ball on the issuance of the notes, resulting in an effective yield to maturity of 6.58% for the new notes. The net proceeds of the offering, together with other available funds, were used to redeem the 8.25% Senior Subordinated Notes due in 2008. In connection with the early extinguishment of the higher interest debt, in the third quarter of 2003, a pretax charge of $15.2 million ($9.9 million after tax, or 17 cents per diluted share), which consisted of the payment of a $10.3 million call premium and the write off of $4.9 million of unamortized deferred financing costs was recorded.

The company has exchanged the 6.875% Senior Notes due in 2012 for new notes that are substantially the same in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they were exchanged, except that the new notes are registered under the Securities Act of 1933, as amended, and therefore are not subject to certain restrictions on transfer which applied to the previous notes.

Subsequent to the end of third quarter 2003, Ball repaid $160 million of the U.S. dollar denominated Term Loan B and €25 million of the euro denominated Term Loan B. Corresponding amounts were borrowed at lower interest rates under the long-term multicurrency revolver and available short-term uncommitted lines of credit. The interest rate on the U.S. portion of the Term Loan B was reduced by 50 basis points in connection with the early repayment. A pretax charge of approximately $3 million ($2 million after tax) will be recorded as interest expense during the fourth quarter of 2003, which represents the write off of the unamortized deferred financing costs associated with the repaid portion of the Term B loans.

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The notes payable and senior credit facilities contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20.1 contains condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The company was not in default of any loan agreement at September 28, 2003, and has met all debt payment obligations.

12.    Shareholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability (a) (net of tax)	Effective Financial Derivatives (b)	Accumulated Other Comprehensive Loss
December 31, 2002	$(22.9)	$(104.9)	$(10.5)	$(138.3)
Change	53.7	--	13.3	67.0

September 28, 2003	$30.8	$(104.9)	$2.8	$(71.3)

(a)     The minimum pension liability is adjusted annually as of December 31 of each year.
(b)     Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

The following table summarizes total comprehensive earnings for the third quarters and nine months of 2003 and 2002:

	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Comprehensive Earnings
Net earnings	$68.8	$50.0	$174.6	$127.4
Foreign currency translation adjustment	--	(6.3)	53.7	2.1
Effect of derivative instruments	5.0	(21.1)	13.3	(12.4)

Comprehensive earnings	$73.8	$22.6	$241.6	$117.1

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. Participants in the initial award had until March 2003 to acquire shares in order to receive the matching restricted share grants. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. As of September 28, 2003, a total of 542,209 shares were granted under this program and 39,816 were forfeited. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $3.6 million and $7.4 million of expense in connection with this program in the third quarter and nine months ended September 28, 2003, respectively, and $2.2 million and $4.5 million for the comparable periods in 2002. The differences in expense recorded are the result of the timing and vesting of the share grants, as well as the fluctuations in the price of Ball stock. Ball guarantees loans made by a third party bank to certain participants in the deposit share program, of which $4.1 million was outstanding at September 28, 2003. In the event of a participant default, Ball would pursue payment from the participant.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At September 28, 2003, there were 3,074,481 options outstanding under these plans at a weighted average exercise price of $28.93 per share, of which 1,754,191 were exercisable at a weighted average exercise price of $21.72 per share.

Ball accounts for its stock-based compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize compensation based upon the calculated fair value of the options granted after 1994, earnings and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Stock-based compensation as reported, net of tax	$2.5	$1.5	$5.4	$3.2
Pro forma effect of fair value based method	(0.4)	0.3	1.1	1.5

Pro forma stock-based compensation, net of tax	$2.1	$1.8	$6.5	$4.7

Net earnings as reported	$68.8	$50.0	$174.6	$127.4
Pro forma effect of fair value based method	0.4	(0.3)	(1.1)	(1.5)

Pro forma net earnings	$69.2	$49.7	$173.5	$125.9

Basic earnings per share as reported	$1.24	$0.89	$3.12	$2.26
Pro forma basic earnings per share	1.25	0.88	3.10	2.23

Diluted earnings per share as reported	$1.21	$0.87	$3.05	$2.21
Pro forma diluted earnings per share	1.22	0.86	3.03	2.18

Other

In connection with the company’s ongoing share repurchase program, Ball entered into a forward share purchase agreement to purchase 231,000 shares at $53.12166 per share, plus interest. In accordance with SFAS No. 150, the settlement amount at September 28, 2003, of approximately $12.3 million was recorded as a current liability and a corresponding reduction of shareholders’ equity. The contract, which requires Ball to settle in cash, expires on January 15, 2004. The impact on net earnings since the adoption of SFAS No. 150 through the third quarter of 2003 was not significant.

13.    Earnings Per Share

	Three Months Ended				Nine Months Ended
($ in millions, except per share amounts)	September 28, 2003		September 29, 2002		September 28, 2003		September 29, 2002
Diluted Earnings per Share:
Net earnings	$68.8		$50.0		$174.6		$127.4

Weighted average common shares (000s)	55,6	64	56,1	88	55,9	58	56,3	47
Effect of dilutive stock options	1,1	65	1,2	17	1,2	82	1,2	65

Weighted average shares applicable
to diluted earnings per share	56,8	29	57,4	05	57,2	40	57,6	12

Diluted earnings per share	$1.21		$0.87		$3.05		$2.21

The following options have been excluded from the diluted earnings per share calculation for the respective periods since they were anti-dilutive (i.e., the exercise price exceeded the average closing market price of common stock for the period):

		Three Months Ended				Nine Months Ended
Exercise Price	Expiration	September 28, 2003		September 29, 2002		September 28, 2003		September 29, 2002
$ 56.31	2013	320,	700		--	320,	700		--
48.60	2013	54,	500		--		--		--
47.49	2012		--	548,	700		--	548,	700

Total		375,	200	548,	700	320,	700	548,	700

Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

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

On January 1, 2003, Germany imposed a refundable mandatory deposit on most non-refillable beverage containers sold in the country. This included beverage cans. Due to political and legal uncertainties, no adequate or effective nationwide system for returning the containers was in place at the time the deposit was imposed and many retailers have stopped carrying beverages in non-refillable containers until a return system is in place. As a result, beverage can sales in Germany have declined sharply. We are working with beverage companies, retailers, other container manufacturers and recyclers to develop an effective return system and are hopeful that a system will be in place and operational in 2004. In response to the German deposit situation, we have reduced beverage can production at our German plants, increased exports from Germany to other European nations and are converting one of our steel can production lines to aluminum. We have begun consultations with the appropriate works councils and unions to close one of our plants in the United Kingdom and we have delayed capital investment projects that had been planned for 2003 in France and Poland. Continued delay in the implementation of an effective return system, or the inability to otherwise resolve the many issues associated with the German deposit, could adversely affect our future sales, earnings and cash flow in Germany.

15.    Indemnifications and Guarantees

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

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees were required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreement and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the guarantees is essentially equal to the then outstanding principal and interest under the respective notes and credit agreement, or under the applicable tranche. The company is not in default under the above notes or credit facilities.

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first and foremost to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders and would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (discussed in the first paragraph of Note 6). The company, the appropriate subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., the People’s Republic of China (PRC) and Brazil, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment earnings or assets.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging and PET (polyethylene terephthalate) plastic container products used principally in beverage packaging. This segment accounted for 67 percent of consolidated net sales in the third quarter and first nine months of 2003.

North American metal beverage container sales, which represented approximately 66 percent of North American packaging segment sales in the third quarter and 69 percent in the first nine months of 2003, were slightly higher than in 2002 despite being negatively impacted by power outages in the Northeast and adverse weather conditions in several regions of the country. Hurricane Isabel cost our Williamsburg, Virginia, plant four to five days of sales and a Florida tornado destroyed the filling plant of one of our customers. We estimate that the hurricane and tornado resulted in a loss of sales of approximately 45 million cans, while the Northeast power outage accounted for a loss of an additional 20 million cans.

On March 11, 2003, we acquired Metal Packaging International, Inc. (MPI), a manufacturer of aluminum beverage can ends, for $28 million, net of cash acquired. MPI produced just over 2 billion beverage can ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. The MPI plant, which was located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities.

North American metal food container sales, which comprised approximately 23 percent of segment sales in the third quarter and 20 percent in first nine months of 2003, were 10 percent above the third quarter of 2002 and 4 percent higher than in the first nine months of 2002. Sales were unfavorably impacted by competitive pricing, wetter than normal weather in the Midwest growing region and by the extended start-up of a new two-piece food can line in our Milwaukee plant. The new line, which will be capable of producing approximately 1.2 billion cans per year, is expected to become fully operational in the fourth quarter of 2003. This capacity is to accommodate a multi-year contract with Abbott Laboratories’ Ross Products Division, which is in the process of exiting a portion of its self-manufacturing operations, as well as to convert existing Ball food can customers from three-piece to two-piece food cans.

On December 30, 2002, ConAgra Grocery Products Company (ConAgra) notified Ball of its desire to terminate and dissolve Ball Western Can Company, LLC, its joint venture with Ball that operates a single food container manufacturing facility in Oakdale, California, effective December 31, 2003. After evaluating various options, the partners have agreed to terminate the joint venture. We do not expect this to have a significant impact on Ball’s 2004 consolidated net earnings.

Plastic container sales, which accounted for approximately 11 percent of segment sales in the third quarter and first nine months of 2003, were 2 percent higher than in the third quarter of 2002 and 5 percent higher than in the first nine months of 2002. The increase in sales, which are predominantly to water and carbonated soft drink customers, was driven by internal growth and the addition of four plastic bottle blow-molding production lines during the latter part of 2002. However, competitive pricing pressure, the power outage in the Northeast and cold and wet weather conditions on the East Coast and in the Midwest contributed to lower than expected sales. In response to the lower sales demand levels and excess capacity in the Midwest, we have reduced production at certain plants and announced in October 2003 that we are reducing the work force and idling some of the equipment at our Watertown, Wisconsin, plastic container plant.

Operating margins in the North American packaging segment were slightly lower in 2003 than in 2002. Operating margins in 2003 through September were negatively impacted by approximately $9 million of start-up costs associated with the new food can line in Milwaukee. Additionally, pricing pressures on food cans and plastic containers have eroded margins compared to the same period last year.

In February 2003 we announced the closure of our Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. The plant was closed in the second quarter of 2003 and its operations were consolidated into our Springdale, Arkansas, plant. In connection with the closure, a charge of $1.9 million ($1.2 million after tax), partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000, was recorded in the first quarter of 2003. The $1.9 million charge included estimated employee costs, decommissioning costs and an impairment charge on related fixed assets.

In December 2002 Ball announced it would relocate its plastic container office and research and development facility from Georgia to Colorado. In connection with the relocation, we recorded a pretax charge in 2002 of $1.6 million ($1 million after tax) for employee-related and decommissioning costs and impairment of the leasehold improvements. The office relocation is expected to be completed in 2003 and the R&D facility by the end of 2004. The cost of relocating employees is being charged to current period earnings and totaled $2 million in the first nine months of 2003.

Additional details about our business consolidation and acquisition-related activities and associated costs are provided in Notes 4 and 5 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia. This segment accounted for 24 percent of consolidated net sales in the third quarter and 23 percent in the first nine months of 2003.

Ball Packaging Europe, which represents approximately one-third of the European metal beverage can manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands and Poland. These operations were acquired by Ball on December 19, 2002. European sales of $291.4 million in the third quarter and $783.3 million in the first nine months of 2003 reflect normal business seasonality, a strong euro and the negative impact of the January 1, 2003, imposition of a mandatory deposit on most one-way containers (including beer, carbonated soft drinks and water) in Germany, where four of Ball Packaging Europe’s 12 manufacturing plants are located. While German sales were down approximately 1.8 billion cans for the first nine months of 2003 from prior year levels, warm weather conditions in Europe have helped to increase volumes in other countries.

It is too soon to determine the long-term impact the German deposit legislation will have on sales. However, we are working with beverage companies, retailers, other container manufacturers and recyclers to develop an effective return system and are hopeful that a system will be in place and operational in 2004. In response to the German deposit situation, we have reduced beverage can production at our German plants, increased exports from Germany to other European nations and are converting one of our steel can production lines to aluminum. We have begun consultations with the appropriate works councils and unions to close one of our plants in the United Kingdom and we have delayed capital investment projects that had been planned for 2003 in France and Poland.

As a result of the economic hardship caused by the German deposit situation, Ball Packaging Europe announced in November that for 2004 it intends to increase prices on beverage cans produced for the German markets. The low level of utilization of production facilities resulting from beverage can sales lost due to the deposit has led to a significantly different cost structure for Ball Packaging Europe and its decision to seek a price increase.

Sales were approximately 23 percent higher in the PRC in the third quarter of 2003 than in 2002 and relatively flat in the first nine months. Earnings before taxes were significantly improved over last year due largely to cost reduction initiatives resulting from the business consolidation actions taken in 2001. The recent SARS outbreak did not appear to have a significant impact on our business through the first nine months of 2003.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment in the third quarter of 2003 were flat compared to the same period in 2002 and 3 percent higher in the first nine months, primarily in defense and commercial space operations. The increase is due to a combination of newly awarded contracts, additions to previously awarded contracts and program milestones and completions. Operating margins also increased compared to the first nine months of 2002 as a result of strong operating performance and program completions. Two key program milestones and completions in the first nine months of 2003 added close to $8 million to sales and operating margins. Our customer, DigitalGlobe, in which we have an equity interest, was recently selected for a contract to provide a series of commercial imagery satellites to the National Imagery and Mapping Agency and has selected us to provide the spacecraft and imaging camera for this program. Terms of the contract are not final, but we anticipate this will result in a significant contract for the segment.

Contracted backlog in the aerospace and technologies segment at September 28, 2003, was at a record level of $681 million compared to a backlog of $497 million at December 31, 2002, and $405 million at September 29, 2002. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling and Administrative

Selling and administrative expenses were $62.2 million and $172.9 million in the third quarter and first nine months of 2003, respectively, compared to $42.2 million and $119.8 million for the same periods in 2002, respectively. Approximately $16 million of this increase in the third quarter of 2003 and $42 million in the first nine months is related to the acquisition of Ball Packaging Europe in December 2002. The additional increase in 2003 is primarily the result of higher employee costs, including the deposit share program, incentives and pension expense.

Interest and Taxes

Interest expense in 2003 includes $15.2 million of costs associated with the early redemption of the company’s 8.25% senior subordinated notes in August 2003. Consolidated interest expense before the early debt extinguishment costs was $30.9 million and $96.3 million for the third quarter and nine months of 2003, respectively, compared to $18.8 million and $55.1 million for the same periods last year, respectively. The higher expense in 2003 was associated with the higher level of borrowings subsequent to the acquisition of Ball Packaging Europe. The company’s consolidated average borrowing rate decreased to 6.1 percent through the first nine months of 2003 versus 6.8 percent in 2002.

The consolidated effective income tax rate for 2003 decreased to 32 percent from 35 percent, as a result of a lower consolidated European income tax rate due to lower profits in Germany, reflecting the impact of the refundable mandatory deposit on non-refillable containers imposed on January 1, 2003. Germany has the highest tax rate of the European countries in which Ball has operations.

Results of Equity Affiliates

Equity in the results of affiliates were $0.9 million and $6.7 million in the third quarter and first nine months of 2003, respectively, compared to $2.1 million and $5.7 million for the same periods in 2002. The higher earnings in the first nine months of 2003 were the result of improved earnings in our joint venture in Brazil, offset by lower earnings in our North American packaging joint ventures and our investment in Thailand no longer being accounted for under the equity method beginning in 2003.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was $167.4 million in the third quarter of 2003 compared to $123.2 million in the third quarter of 2002. For the first nine months, cash flow from operations was $38.2 million in 2003 compared to $251.4 million in 2002. The lower amount generated in the first nine of months of 2003 included $138.3 million for the payment in January 2003 of an accrued withholding tax obligation related to the acquisition of Ball Packaging Europe, which was funded by the seller at the time of closing by the inclusion of €131 million of additional cash. Also contributing to the lower generation of cash was the addition of Europe’s working capital needs into our business and the normal seasonal working capital changes, primarily higher accounts receivable and lower accounts payable. Improved earnings helped to offset the changes in working capital. The fourth quarter historically experiences a high rate of accounts receivable collections and, for this reason, we expect cash flow from operations to be considerably higher for the full year 2003. Capital spending of $98.5 million in the first nine months of 2003 was well below depreciation and amortization expense of $151.3 million. Total capital spending in 2003 is expected to be approximately $150 million.

Total debt decreased to $1,951.1 million at September 28, 2003, compared to $1,981 million at December 31, 2002. This reduction includes the net repayment of approximately $78 million of debt, partially offset by the effect on the balance sheet of the stronger euro. At September 28, 2003, approximately $354 million was available under the multi-currency revolving credit facility. In addition, the company had short-term uncommitted credit facilities of approximately $185 million at the end of the third quarter, of which $89.9 million was outstanding.

On August 8, 2003, Ball privately placed $250 million of its 6.875% Senior Notes due in 2012 at a price of 102% of the principal amount. The 6.875% interest rate on the notes will be offset by the amortization over the life of the notes of the $5 million issue premium paid to Ball on the issuance of the notes, resulting in an effective yield to maturity of 6.58% for the new notes. The net proceeds of the offering, together with other available funds, were used to redeem the 8.25% Senior Subordinated Notes due in 2008. In connection with the early extinguishment of the higher interest debt, in the third quarter of 2003, a pretax charge of $15.2 million ($9.9 million after tax, or 17 cents per diluted share), which consisted of the payment of a $10.3 million call premium and the write off of $4.9 million of unamortized deferred financing costs, was recorded.

The company has exchanged the Senior Notes due 2012 for new notes that are substantially the same in all respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the terms of the notes for which they were exchanged, except that the new notes are registered under the Securities Act of 1933, as amended, and therefore are not subject to certain restrictions on transfer which applied to the previous notes.

Subsequent to the end of third quarter 2003, Ball repaid $160 million of its U.S. dollar denominated Term Loan B and €25 million of its euro denominated Term Loan B. Corresponding amounts were borrowed at lower interest rates under the long-term multicurrency revolver and available short-term uncommitted lines of credit. The interest rate on the U.S. portion of the Term Loan B was reduced by 50 basis points in connection with the early repayment. A pretax charge of approximately $3 million ($2 million after tax) will be recorded as interest expense during the fourth quarter of 2003, which represents the write off of the unamortized deferred financing costs associated with the repaid portion of the Term B loans.

A recently negotiated receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $175 million. The agreement, which has similar terms to the facility it replaced, qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $175 million at September 28, 2003, and $122.5 million at December 31, 2002. Ball Packaging Europe also previously sold a portion of its trade accounts receivable (up to €50 million) as part of an asset backed securitization program, which did not qualify as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. As a result, the receivables sold under the Ball Packaging Europe program were included in trade accounts receivable and the related liability was included in short-term debt on the balance sheet. Net funds received from the sale of the accounts receivable under this program were $20.9 million at December 31, 2002. The European program was terminated during 2003.

Ball increased its dividends for the third and fourth quarters of 2003 by 67 percent from nine to fifteen cents per share. This change resulted in a higher dividend payment in September 2003 of approximately $3 million.

The company was not in default of any loan agreement at September 28, 2003, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 14 and 15 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the third quarter 2003 expire within one year. Included in shareholders’ equity at September 28, 2003, within accumulated other comprehensive loss, is approximately $0.2 million of net loss associated with these contracts, which is expected to be recognized in the consolidated statement of earnings during the next 12 months. All losses on these derivative contracts will be offset by higher revenue from fixed price sales contracts.

North American food can sales contracts incorporate annually negotiated steel costs, and North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the costs of these commodities.

In Europe, the company manages the aluminum and steel raw material commodity price risks through annual contracts for the purchase of the materials, as well as the sale of cans and ends, that reduce the company’s exposure to fluctuations in commodity prices within the current year to an insignificant amount. These purchase and sales contracts include fixed price, floating and pass through pricing arrangements. The company additionally uses derivative contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass through arrangement to minimize the company’s exposure to significant price changes.

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 28, 2003, included pay-floating and pay-fixed interest rate swaps and interest rate caps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to approximately three years. Approximately $3 million of net gain associated with these contracts is included in accumulated other comprehensive loss at September 28, 2003, of which approximately $0.5 million of net gain is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes through the use of cash flow hedges. Our primary foreign currency translation risk results from the strengthening of the U.S. dollar against the European euro, British pound, Canadian dollar and Chinese renminbi. We face currency exposures in our global operations as a result of maintaining in foreign countries U.S. dollar debt, receivables and payables, as a result of purchasing certain raw materials in U.S. dollars. We use forward contracts to manage our foreign currency exposures and, as a result, gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets and liabilities. Contracts outstanding at the end of the third quarter 2003 expire in less than two years. The accumulated other comprehensive loss and the amount expected to be recognized over the next 12 months related to these contracts are not significant.

In connection with the company’s ongoing share repurchase program, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. The put option contracts allow us to determine the method of settlement, either in cash or shares. As such, prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 150 during the second quarter of 2003, the contracts were considered equity instruments and changes in the fair value were not recognized in our financial statements. Since adoption of this accounting standard, which is required on a prospective basis, changes in the fair value are recognized in our net earnings. The impact was minimal in the third quarter of 2003. Our objective in selling put options is to lower the average purchase price of acquired shares in connection with the share repurchase program. There were no put option contracts outstanding at September 28, 2003. The company also has a forward contract to purchase 231,000 Ball common shares at $53.12166 per share, which under the terms of SFAS No. 150, has been recorded as a liability and a reduction of equity in the September 28, 2003, consolidated balance sheet. The forward contract expires in January 2004.

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of September 28, 2003, did not differ materially from the amounts reported as of December 31, 2002. Actual changes in market prices or rates may differ from hypothetical changes.

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

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the period covered by this report. These forward-looking statements represent the company’s goals and could vary materially from those expressed or implied. From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage beer and soft drink cans is heaviest; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel and aluminum and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the inability to continue the purchase of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; environmental and workplace safety regulations; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases in various employee benefits and labor costs, specifically pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of government contracts and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty associated with performance of aerospace and technologies segment contracts; the ability to promptly invoice and collect accounts receivable from customers, particularly from governmental agencies; international business and market risks such as the devaluation of international currencies; pricing and ability or inability to sell scrap associated with the production of metal containers; international business risks (including foreign exchange rates and tax rates) in the United States, Europe and particularly in developing countries such as China and Brazil; foreign exchange rate of the U.S. dollar against the European euro, British pound, Polish zloty, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real; terrorist activity or war that disrupts the company’s production, supply, or pricing of the company’s good and services, including raw materials and energy costs, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the integration and operation of the business of Schmalbach-Lubeca GmbH, now known as Ball Packaging Europe. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

There were no significant updates to the company’s legal proceedings under Item 1 for the quarter ended September 28, 2003.

Item 2.    Changes in Securities

There were no events required to be reported under Item 2 for the quarter ended September 28, 2003.

Item 3.    Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 28, 2003.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended September 28, 2003.

Item 5.    Other Information

There were no events required to be reported under Item 5 for the quarter ended September 28, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        20.1        Subsidiary Guarantees of Debt

        31           Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board,
                       President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Senior Vice President
                       and Chief Financial Officer of Ball Corporation

        32           Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of
                       the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer
                       of Ball Corporation and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball
                       Corporation furnished herewith

        99.1       Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)   Reports on Form 8-K

A Current Report on Form 8-K was furnished on July 24, 2003, which furnished Ball’s quarterly earnings release under Item 9, pursuant to Item 12.

A Current Report on Form 8-K was furnished on July 24, 2003, which reported under Item 5 Ball Corporation’s proposal to privately place additional senior notes due 2012 and redeem its higher interest senior subordinated notes due 2008.

A Current Report on Form 8-K was filed on July 24, 2003, which included pro forma financial information for the year ended December 31, 2002, assuming that Ball’s December 2002 acquisition of Schmalbach-Lubeca GmbH had occurred as of January 1, 2002. This pro forma financial information was filed in connection with the company’s private placement of additional senior notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By: /s/ Raymond J. Seabrook Raymond J. Seabrook Senior Vice President and Chief Financial Officer

Date:    November 10, 2003

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
September 28, 2003

EXHIBIT INDEX
Description	Exhibit
Subsidiary Guarantees of Debt (Filed herewith.)	EX-20.1
Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman
of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond
J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation
(Filed herewith.)	EX-31
Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63
of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board,
President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook,
Senior Vice President and Chief Financial Officer of Ball Corporation (Furnished
herewith.)	EX 32
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as
amended (Filed herewith.)	EX-99.1