Form 10-K
period 2003-12-31
BALL CORP
filed 2004-03-12
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number 1-7349

Ball Corporation

State of Indiana                 35-0160610

10 Longs Peak Drive, P.O. Box 5000
Broomfield, Colorado 80021-2510

Registrant’s telephone number, including area code: (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, without par value	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $2,601 million based upon the closing market price and common shares outstanding as of June 29, 2003.

Number of shares outstanding as of the latest practicable date.

Class	Outstanding at February 8, 2004

Common Stock, without par value	56,414,003

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of the Annual Report to Shareholders for the year ended December 31, 2003, to the extent indicated in Parts I, II and IV. Except as to information specifically incorporated, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K Annual Report.

2.      Proxy statement to be filed with the Commission within 120 days after December 31, 2003, to the extent indicated in Part III.

PART I

Item 1.     Business

Ball Corporation was organized in 1880 and incorporated in Indiana in 1922. Its principal executive offices are located at 10 Longs Peak Drive, Broomfield, Colorado 80021-2510. The terms “Ball,” “the company,” “we” and “our” as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball is a manufacturer of metal and plastic packaging, primarily for beverages and foods, and a supplier of aerospace and other technologies and services to government and commercial customers.

The following sections of the 2003 Annual Report to Shareholders contain financial and other information concerning company business developments and operations, and are incorporated herein by reference: the notes to the consolidated financial statements including “Significant and Critical Accounting Policies” (Note 1), “Business Segment Information” (Note 2), “Acquisitions” (Note 3), “Business Consolidation Costs” (Note 4) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Information Pertaining to the Business of the Company

The company’s businesses are comprised of three segments: (1) North American packaging, (2) international packaging and (3) aerospace and technologies.

North American Packaging

Our principal business in North America is the manufacture and sale of aluminum, steel and PET (polyethylene terephthalate) containers, primarily for beverages and foods. This segment decreased from 84 percent of Ball’s consolidated net sales in 2002 to 67 percent in 2003 due to the acquisition of Ball Packaging Europe on December 19, 2002, which is included in our international packaging segment.

A substantial part of our North American packaging sales are made directly to companies in packaged beverage and food businesses, including SABMiller and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their licensees that utilize consolidated purchasing groups. Sales to SABMiller plc and PepsiCo, Inc., represented approximately 12 percent and 10 percent of Ball’s consolidated net sales, respectively, for the year ended December 31, 2003. Additional details about sales to major customers are included in Note 2 to the consolidated financial statements, which can be found in Exhibit 13.1 to this Form 10-K.

Packaging products are sold in highly competitive markets, primarily based on quality, service and price. The packaging business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to selling prices, production volumes, labor, freight and warehousing costs, as well as the availability and price of certain raw materials, such as aluminum, steel and plastic resin. These raw materials are generally available from several sources and we have secured what we consider to be adequate supplies and are not experiencing any shortages. We believe we have minimal exposure related to changes in the costs of aluminum, steel and plastic resin as a result of (1) the inclusion of provisions in aluminum can sales contracts to pass through aluminum cost changes, as well as the use of derivative instruments, (2) steel can sales contracts that incorporate annually negotiated metal costs and (3) the inclusion of provisions in plastic container sales contracts to pass through resin cost changes.

Our manufacturing facilities are dependent, in varying degrees, upon the availability of process energy, such as natural gas and electricity. While certain of these energy sources may become increasingly in short supply or halted due to external factors, we cannot predict the effects, if any, of such occurrences on future operations.

Research and development efforts are directed toward the development of new sizes and types of metal and plastic beverage and food containers, as well as new uses for the current containers. Other research and development efforts in this segment generally seek to improve manufacturing efficiencies.

North American Metal Beverage Containers

Metal beverage containers and ends represent Ball’s largest product line, accounting for 69 percent of segment net sales and 46 percent of consolidated net sales in 2003. Decorated two-piece aluminum beverage cans are produced at 16 manufacturing facilities in the U.S., one facility in Canada and one in Puerto Rico; can ends are produced within four of the U.S. facilities, as well as in a fifth facility that manufactures ends only. The annual production capacity of these plants is approximately 33 billion cans. Metal beverage containers are sold under long-term or annual supply contracts primarily to fillers of carbonated soft drinks, beer and other beverages. Sales volumes of metal beverage cans and ends in North America tend to be highest during the period from April through September.

Through Rocky Mountain Metal Container, LLC, a 50/50 joint venture, which is accounted for as an equity investment, Ball and Coors Brewing Company (Coors) participate in beverage can and end manufacturing facilities in Golden, Colorado. The joint venture supplies Coors with beverage cans and ends for its Golden, Colorado, and Memphis, Tennessee, breweries and supplies ends to its Shenandoah, Virginia, filling location. Ball receives management fees and technology licensing fees under this agreement. In addition to beverage cans supplied to Coors from the joint venture, substantially all of Coors’ can requirements for its Shenandoah, Virginia, filling location are manufactured at Ball facilities and sold to Coors.

Based on publicly available industry information, we estimate that our North American metal beverage container shipments were approximately 31 percent of total U.S. and Canadian shipments for metal beverage containers. Four producers manufacture substantially all of the remaining metal beverage containers. Available industry information indicates the growth in industry-wide shipments was relatively flat over the past several years.

Beverage container industry production capacity in the U.S. and Canada exceeds demand. In order to balance more closely capacity and demand within our business, from time to time we consolidate our can and end manufacturing capacity into fewer, more efficient facilities. From January1, 1999, through December 31, 2001, we closed five plants. In the second quarter of 2003, we closed a beverage can end plant which we acquired from Metal Packaging International, Inc., in March 2003.

The aluminum beverage can continues to compete aggressively with other packaging materials in the beer and soft drink industries. The glass bottle has shown resilience in the packaged beer industry, while soft drink industry use of the PET bottle has grown. In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage industry than in the U.S., particularly in the packaged beer industry. The market share of metal containers has been hindered by non-tariff trade barriers and restrictive taxes within Canada.

North American Metal Food Containers

In addition to metal beverage cans, Ball produces two-piece and three-piece steel food cans for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. These steel food containers are manufactured in 11 plants in the U.S. and Canada and sold primarily to food processors in North America. In 2003 metal food container sales comprised approximately 20 percent of segment net sales and 13 percent of consolidated net sales. Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal vegetable and salmon packs. Approximately 34 billion steel food cans were shipped in the U.S. and Canada in 2003, of which we estimate approximately 17 percent were shipped by Ball.

The company is in purchase negotiations with ConAgra Grocery Products Company (ConAgra) related to the acquisition of Ball Western Can Company, LLC, its 50/50 joint venture with ConAgra. Ball Western Can operates a food can manufacturing plant in Oakdale, California. The joint venture had been scheduled to terminate on December 31, 2003, but has been extended while negotiations continue. The current negotiations contemplate Ball purchasing ConAgra’s interest in Ball Western Can and providing containers to ConAgra’s packaging locations in California under a long-term supply agreement. These negotiations are expected to be completed in the first quarter of 2004.

Competition in the metal food containers business includes two national and several regional suppliers and self manufacturers. The steel food can also competes with other packaging materials in the food industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, this product line must increasingly focus on product innovation. Service, quality and price are key competitive factors.

North American Plastic Containers

Ball entered the PET container business in 1995. PET packaging represented approximately 11 percent of segment net sales and 8 percent of consolidated net sales in 2003. Demand for containers made of PET has increased in the beverage packaging industry and is expected to increase in the food packaging industry with improved technology and adequate supplies of resin. While PET beverage containers compete against metal, glass and paper, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. We estimate our 2003 shipments of 5.5 billion plastic containers to be approximately 8 percent of total U.S. and Canadian plastic container shipments.

The company operates five PET facilities in California, Iowa, New Jersey, New York and Wisconsin. Competition in the PET container industry includes several national and regional suppliers and self-manufacturers. Service, quality and price are important competitive factors. Increasingly, the ability to produce customized, differentiated plastic containers is also a competitive factor.

Most of Ball’s PET containers are sold under long-term contracts to suppliers of bottled water and carbonated soft drinks, including Pepsi-Cola. Plastic beer containers are being tested by several of our customers and we are developing plastic containers for the single serve juice market.

International Packaging

Europe

Ball Packaging Europe’s operations, which accounted for 20 percent of Ball’s consolidated net sales in 2003, consist of nine beverage can plants and two aluminum beverage can end plants, a technical center in Bonn, Germany, and the European headquarters in Ratingen, Germany. Of the 11 plants, four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands and Poland. In total the plants produced approximately 11 billion cans in 2003, with approximately half of those being produced from steel and half from aluminum. Four of the can plants use steel only, four use aluminum and one plant uses both metals.

Ball Packaging Europe is the second largest metal beverage container producer in Europe, with an estimated one-third industry share in 2003, and produces two-piece beverage cans and can ends for beer, carbonated soft drinks, mineral water, fruit juices, isotonics, milk-based beverages, coffee drinks and alcoholic mixed drinks. In Western Europe, Ball Packaging Europe is the top beverage container manufacturer in Germany, France and the Benelux countries and the second largest beverage container manufacturer in the United Kingdom. In addition, it has contributed to the development of the eastern European beverage business and has an estimated 50 percent share in Poland. Ball plans to begin construction on a new aluminum beverage can manufacturing plant in Belgrade, Serbia, to serve the growing demand for beverage cans in southern and eastern Europe.

As in North America, the metal beverage can continues to compete aggressively with other packaging materials used by the European beer and soft drink industries. The glass bottle is utilized in the packaged beer industry, while soft drink industry use of the PET bottle has grown.

The European beverage can business has a balanced and stable customer base with 10 customers accounting for approximately 60 percent of its gross trade sales and 20 customers accounting for approximately 75 percent of such sales. Ball Packaging Europe’s major customers include Coca-Cola, Britvic (Pepsi-Cola), Coors, Heineken, Interbrew, Guinness, Bavaria and SABMiller.

Our operations in Germany are subject to packaging legislation that exempts one-way containers from a mandatory deposit fee as long as returnable containers maintain at least a 72 percent market share. After the market share dropped below this mandated level, regulators imposed a mandatory deposit fee on cans and other non-refillable containers effective January 1, 2003. Due to political and legal uncertainties in Germany, no nationwide system for returning the containers was in place at the time the mandatory deposit was imposed and many retailers stopped carrying beverages in non-refillable containers. The situation is not expected to improve until the deposit is eliminated by once again meeting the mandatory refill quotas or until it is resolved by various courts, intervention by the European Union or by the implementation of a nationwide return system. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures, entering into price increase negotiations and increasing exports from Germany to other European nations. We also closed a plant in the Untied Kingdom, delayed capital investment projects in France and Poland and are converting one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany.

The European beverage can business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to selling prices, foreign exchange rates, production volumes, labor and the costs and availability of certain raw materials, such as aluminum and steel. The European steel and aluminum industry is highly consolidated with three steel suppliers and three aluminum suppliers providing 95 percent of European requirements. Material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer term agreements. Aluminum is purchased primarily in U.S. dollars while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars. This inherently results in a foreign exchange rate risk, which the company minimizes through the use of derivative contracts.

Other International

Through Ball Asia Pacific Holdings Limited, we are one of the largest beverage can manufacturers in the People’s Republic of China (PRC) and believe that our facilities are the most modern in that country. Capacity has grown rapidly in the PRC, resulting in a supply/demand imbalance to which we have responded by closing several facilities in recent years. Our current operations include the manufacture of aluminum cans and ends in three plants and of plastic containers in two plants. We also participate in joint ventures that manufacture aluminum cans and ends in Brazil and in the PRC.

For more information on Ball’s international operations, see Item 2, Properties, and Exhibit 21.1, Subsidiary List.

Aerospace and Technologies

The aerospace and technologies segment includes defense operations, civil space systems and commercial space operations. The defense operations business unit includes defense systems, systems engineering services, advanced antenna and video systems and electro-optics and cryogenic systems and components. Sales in the aerospace and technologies segment accounted for approximately 11 percent of consolidated net sales in 2003.

The majority of the aerospace and technologies segment business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and other U.S. government agencies and for foreign governments. Contracts funded by the various agencies of the federal government represented approximately 96 percent of segment sales in 2003. Geopolitical events and executive and legislative branch priorities have created considerable growth opportunities in our core competencies. However, consolidation in the aerospace and defense industries continues, and there is strong competition for business.

Civil space systems, defense systems and commercial space operations include hardware, software and services to both U.S. and international customers, with emphasis on space science, environmental and Earth sciences, defense and intelligence, manned missions and space exploration. Major contractual activities frequently involve the design, manufacture and testing of satellites, ground systems and payloads (including launch vehicle integration), as well as satellite ground station control hardware and software.

Other hardware activities include: target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and sensor cooling devices using either closed-cycle mechanical refrigerators or open-cycle solid and liquid cryogens; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors.

Additionally, the aerospace and technologies segment provides diversified technical services and products to government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems needs.

Backlog of the aerospace and technologies segment was approximately $644 million and $497 million at December 31, 2003 and 2002, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2003 backlog includes approximately $341 million expected to be billed during 2004, with the remainder expected to be billed thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were approximately $443 million at December 31, 2003. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

The company’s aerospace and technologies segment has contracts with the U.S. government or its contractors which have standard termination provisions. The government retains the right to terminate contracts at its convenience. However, if contracts are terminated in this manner, Ball is entitled to reimbursement for allowable costs and profits to the date of termination relating to authorized work performed to such date. U.S. government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints.

Patents

In the opinion of the company, none of its active patents is essential to the successful operation of its business as a whole.

Research and Development

Note 18, “Research and Development,” in the 2003 Annual Report to Shareholders contains information on company research and development activity and is incorporated herein by reference.

Environment

Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being diverted from the solid waste stream and recycled. Using the most recent data available, in 2002 approximately 53 percent of aluminum containers, 59 percent of steel cans and 20 percent of the PET containers sold in the U.S. were recycled.

Recycling rates vary throughout Europe, but generally average 60 percent for aluminum and steel. Some of the highest rates are in Germany where both aluminum and steel cans were recycled at rates estimated to be at least 80 percent prior to the imposition of mandatory deposits on one-way packaging effective January 1, 2003.

Compliance with federal, state and local laws relating to protection of the environment has not had a material, adverse effect upon capital expenditures, earnings or competitive position of the company. As more fully described under Item 3, Legal Proceedings, the U. S. Environmental Protection Agency and various state environmental agencies have designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company’s information at this time does not indicate that these matters will have a material, adverse effect upon the liquidity, results of operations or financial condition of the company.

Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced anywhere we operate. While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in numerous others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation was widely adopted, it potentially could have a material adverse effect on the business of the company, as well as on the container manufacturing industry generally, in view of the company’s substantial global sales and investment in metal and PET container manufacturing. However, the packages we produce are widely used and perform well in various deposit states in the U.S.

Employees

At the end of February 2004 the company employed approximately 12,700 people worldwide, including approximately 8,600 employees in the United States and 4,100 in other countries.

Where to Find More Information

Ball Corporation is subject to the reporting and other information requirements of the Exchange Act. Reports and other information filed with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials, information statements and other items.

The company also maintains a website at www.ball.com on which it provides a link to access Ball’s SEC reports free of charge.

Item 2.     Properties

The company’s properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

The corporate headquarters and the Ball Aerospace & Technologies Corp. offices are located in Broomfield, Colorado. The Colorado-based operations of the aerospace and technologies business occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate approximately 1,200,000 square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations include facilities in California, Florida, Georgia, New Mexico, Ohio, Texas, Virginia and Australia.

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

Plant Location	Approximate Floor Space in Square Feet
Metal packaging manufacturing facilities:
North America
Springdale, Arkansas	286,000
Richmond, British Columbia	194,000
Fairfield, California	340,000
Torrance, California	478,000
Golden, Colorado	500,000
Tampa, Florida	275,000
Kapolei, Hawaii	132,000
Monticello, Indiana	356,000
Kansas City, Missouri	400,000
Saratoga Springs, New York	358,000
Wallkill, New York	314,000
Reidsville, North Carolina	287,000
Columbus, Ohio	305,000
Findlay, Ohio*	733,000
Burlington, Ontario	308,000
Whitby, Ontario*	200,000
Guayama, Puerto Rico	225,000
Baie d'Urfe, Quebec	211,000
Chestnut Hill, Tennessee	315,000
Conroe, Texas	180,000
Fort Worth, Texas	328,000
Bristol, Virginia	241,000
Williamsburg, Virginia	400,000
Seattle, Washington	166,000
Weirton, West Virginia (leased)	85,000
DeForest, Wisconsin	360,000
Milwaukee, Wisconsin*	397,000

Europe
Bierne, France	263,000
La Ciotat, France	354,000
Braunschweig, Germany	180,000
Hassloch, Germany	283,000
Hermsdorf, Germany	248,000
Weissenthurm, Germany	257,000
Oss, The Netherlands	231,000
Radomsko, Poland	309,000
Deeside, U.K	109,000
Rugby, U.K	175,000
Wrexham, U.K	222,000

Asia
Beijing, PRC	291,000
Hubei (Wuhan), PRC	237,000
Shenzhen, PRC	323,000

Plastic packaging manufacturing facilities:
North America
Chino, California (leased)	578,000
Ames, Iowa	840,000
Delran, New Jersey	450,000
Baldwinsville, New York (leased)	508,000
Watertown, Wisconsin	111,000

Asia
Zhongfu, PRC (leased)	52,000
Hemei, PRC	47,000

        * Includes both metal beverage container and metal food container manufacturing operations.

In addition to the consolidated manufacturing facilities, the company has ownership interests of 50 percent or less in packaging affiliates located primarily in the U.S., PRC, Brazil and Thailand.

Item 3.     Legal Proceedings

North America

As previously reported, the U.S. Environmental Protection Agency (USEPA) considers the company a Potentially Responsible Party (PRP) with respect to the Lowry Landfill site located east of Denver, Colorado. On June 12, 1992, the company was served with a lawsuit filed by the City and County of Denver (Denver) and Waste Management of Colorado, Inc., seeking contributions from the company and approximately 38 other companies. The company filed its answer denying the allegations of the Complaint. On July 8, 1992, the company was served with a third-party complaint filed by S.W. Shattuck Chemical Company, Inc., seeking contribution from the company and other companies for the costs associated with cleaning up the Lowry Landfill. The company denied the allegations of the complaints.

In July 1992 the company entered into a settlement and indemnification agreement with Denver, Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste) pursuant to which Denver and Waste dismissed their lawsuit against the company and Waste agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Several other companies, which are defendants in the above-referenced lawsuits, had already entered into the settlement and indemnification agreement with Denver and Waste. Waste Management, Inc., has agreed to guarantee the obligations for Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Denver and Waste may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. The company might also be responsible for payments (calculated in 1992 dollars) for any additional wastes which may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement.

At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that on August 1, 1997, the USEPA sent notice of potential liability to 19 PRPs concerning past activities at one or more of the four Rocky Flats parcels (including land owned by Precision Chemicals now owned by Great Western Inorganics) at the Rocky Flats Industrial Park site (RFIP) located in Jefferson County, Colorado. The RFIP site also includes the American Ecological Recycling and Research Company (AERRCO) site and a site owned by Thoro Products Company. Based upon sampling at the site in 1996, the USEPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. The USEPA requested the PRPs to perform certain site work in 1996. These discussions have been ongoing. On December 19, 1997, the USEPA issued an Administrative Order on Consent (AOC) to conduct the engineering estimates and cost analyses. The AOC has been finalized. The company has funded approximately $70,000 toward these costs. The PRPs have negotiated an agreement and the company contributed $5,000 as an initial group contribution. The company has agreed to pay 12 percent of the costs of cleanup at the AERRCO site and a percentage of the cleanup costs on the Thoro site. On January 8, 2003, and October 9, 2003, the company made additional payments of $97,200 (total $194,400) toward the cost of cleanup. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in October 2001 representatives of Vauxmont Intermountain Communities (Vauxmont) notified six of the PRPs at the AERRCO site, including the company, (AERRCO PRPs) that hazardous materials might have contaminated property owned by Vauxmont. The AERRCO site is contained within the Rocky Flats Industrial Park site. Vauxmont also alleges that it lost $7 million on a contract with a home developer for the purchase of a portion of the land. Vauxmont representatives requested that the AERRCO PRPs study any contamination to the Vauxmont real estate. The AERRCO PRPs agreed to undertake such a study and sought the USEPA’s final approval. The sampling results were made available to all parties. No further claims have been made against the company by Vauxmont to date. Based on the information, or lack thereof available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, the company was notified on June 19, 1989, that the USEPA has designated the company and numerous other companies as PRPs responsible for the cleanup of certain hazardous wastes that were released at the Spectron, Inc., site located in Elkton, Maryland. In December 1989, the company, along with other companies whose alleged hazardous waste contributions to the Spectron, Inc., site were considered to be de minimis, entered into a settlement agreement with the USEPA for cleanup costs incurred in connection with the removal action of aboveground site areas. By a letter dated September 29, 1995, the company, along with other above-described PRPs, were notified by the USEPA that it was negotiating with the large-volume PRPs another consent order for performance of a site environmental study as a prerequisite to long-term remediation. The USEPA and the large-volume PRPs offered a second de minimis program buyout for settlement of liability for remediation of the site, and the offer was made to certain PRPs, including the company. On August 10, 2001, the USEPA issued a General Notice and Opportunity to Participate in De Minimis Settlement letter to the company and over 1,000 other PRPs. The company signed the Global Consent Decree for De Minimis Parties on September 6, 2001, and returned it to the USEPA. Within 30 days of entry of the Consent Decree, the company made payments of $66,737 to the USEPA and an additional payment of $53,668 to the large volume PRPs. Jarden Corporation (formerly Alltrista Corporation) agreed to reimburse the company for $116,311 of the $120,404 total payment. The Consent Decree was finalized in U.S. District Court on November 26, 2002. The company made a payment of $66,737 to the USEPA and an additional payment of $53,668 to the Spectron Site Group on April 22, 2003. Jarden reimbursed the company for $116,311 of the $120,404. This matter is now resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, during July 1992, the company received information that it had been named a PRP with respect to the Solvents Recovery of New England Site (SRSNE) located in Southington, Connecticut. According to the information received, it is alleged that the company contributed approximately 0.08816 percent of the waste contributed to the site on a volumetric basis. The PRP group has been involved in negotiations with the USEPA regarding the remediation of the site. The company paid approximately $17,500 toward site investigation and remediation efforts. The PRP group spent $15 million through the end of 2001. Approximately $1.5 million more was spent to complete a Remedial Investigation and Feasibility Study (RI/FS) and pay for remediation work through 2003. As of December 2001, projected remediation cost estimates for a bioremediation and enhanced oxidation system ranged from $20 million to $30 million. A de minimis offer was expected to be prepared in 2001, but there will be no proposals made in the foreseeable future. The PRP group offered a $5.5 million settlement to resolve the USEPA claim of $16 million for past costs at the SRSNE site. PRP/USEPA negotiations to resolve the past cost claims from the USEPA have not been resolved and are not being actively pursued by the PRP group. A natural resources damage claim of approximately $3 million is anticipated. Based on the information, or lack thereof available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp. (renamed Ball Glass Container Corporation [Ball Glass] in 1994), a then wholly-owned subsidiary of the company, the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Saint-Gobain Industries, Inc., and currently wholly owned by Saint-Gobain, received a general notification letter and information request from the USEPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles County, California. The USEPA requested certain information from Ball Glass, and Ball Glass responded. A PRP group organized and drafted a PRP group agreement, which Ball Glass executed. The PRP group completed negotiations with the USEPA over the terms of the administrative order on consent (RI/FS AOC), including the statement of work for the remedial investigation phase of the cleanup. An interim allocation arrangement was negotiated by the PRP group members to fund the remedial investigation. The interim allocation approach requires that any payment will be based upon contribution to pollution. The RI/FS AOC was executed by the PRP group and the USEPA. The USEPA thereby accepted the statement of work for the remedial investigation phase of the cleanup. The PRP group retained an environmental engineering consulting firm to perform the remedial investigation. The USEPA then approved the work plan, project management plan, and the data management plan portions of the PRP group’s proposed RI/FS. The PRP group funded the RI/FS. The PRP group’s environmental consulting firm then submitted its Feasibility Study Technical Memorandum 1 to the USEPA concerning the site. Five potential remedial action plans were identified in the study. USEPA finalized the Record of Decision (ROD) and selected the most extensive and expensive remedy. The selected remedy is extraction and treatment of the solvent contaminated groundwater in both the east El Monte and west El Monte plumes, both deep and shallow aquifers. The PRP group then commenced the final allocation process. The Allocation Committee was assigned such task and undertook the development of the method for final allocation of costs among PRP group members. The company has been involved with other de minimis members of the PRP group to settle this matter. In August 2001, the de minimis members, including the company, finalized their de minimis offer to the PRP group in the amount $3.75 million. In October 2003 the de minimis members, the three site work parties in the U.S. and the USEPA reached a final settlement for the remediation of the El Monte operable unit including USEPA’s approval of the de minimis settlement. As a result, a second administrative order on consent (Remedy AOC) governing the implementation and performance of the site remedial activity was negotiated and finalized on October 28, 2003. The company is recognized as a “contributing settling defendant” (i.e., a cash-out party) and a member of the De Minimis Group (DMG). DMG is obligated to pay $3.75 million into a settlement fund established by Gould Electronics Inc. Each DMG members receives a covenant not to sue from the USEPA and the State of California and contribution protection from matters addressed in the remedy AOC, including past response actions, past and future response costs for the El Monte Operable Unite, future basin-wide response costs, east side plume, west side plume remediation and all other work required by the ROD. Settling parties do not anticipate any additional work being required by a final record of decision although any such work would not be covered in the remedy AOC. The company’s allocated share of the DMG’s $3.75 million is $391,055. The Remedy AOC has been filed with the U.S. District Court and entry of the Remedy AOC as a final order is expected during 2004 following the expiration of a public comment period. Based on the information, or lack thereof available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company, however, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that in 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. Plaintiffs have also joined numerous companies, which are alleged to be PRPs in the various operable units in the San Gabriel Valley Superfund Site. The Trial Court consolidated the six separate lawsuits in the Northeast district (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. The water companies petitioned the Trial Court to remove this action to the California Public Utilities Commission. The Trial Court agreed. The plaintiffs appealed this decision to the California Court of Appeals. The Court of Appeals held that the claims against the defendants that are not public utilities should be litigated in the Trial Court. One non-regulated utility appealed this decision to the California Supreme Court. Although the plaintiffs were permitted to add additional defendants, the litigation, including the filing of answers by such joined parties, was otherwise stayed pending the decision of the California Supreme Court as to whether the California Public Utilities Commission had sole jurisdiction over these cases since some of the defendants are regulated utilities. In late March 1999, Ball-Foster Glass Container Co., L.L.C. (now named Saint Gobain Containers, Inc.), the present owner of the El Monte glass plant and an entity in which the company has no current ownership interest, received a summons and amended complaint based on its ownership of the El Monte glass plant. Ball-Foster Glass tendered the lawsuit to the company for defense and indemnity. The company in turn tendered this lawsuit to its general liability carrier for defense and indemnity. On February 4, 2002, the California Supreme Court issued its written opinion upholding the decision of the Court of Appeals ruling that the plaintiffs may proceed with their toxic tort claims in the Trial Court against all defendants, including the company, who are non-regulated utilities. A complex case management order was then entered. Under the order, the cases were divided into three groups with the company being named in only the Adler case. The plaintiffs were ordered to re-file their complaints. Plaintiffs served the consolidated Adler group complaint on the company, and the company filed its answer to the group complaint. At a hearing on October 21, 2002, the judge dismissed the punitive damage claims in the complaint. The case management order also allows limited discovery by written interrogatories and separate requests for production of documents. Similarly situated de minimis industry defendants have formed a joint defense group and the company has joined the group. During January and February 2003, the company responded to discovery requests by the plaintiffs. In a pretrial ruling on August 12, 2003, the presiding trial judge ruled that liability can only be established by showing a violation of regulatory drinking water standards; thus, isolated incidents of elevated contaminate level will not constitute violations for liability purposes. The plaintiffs have pursued interlocutory appeals of this ruling. As a result, the presiding trial judge has yet to rule whether the water purveyors actually violated the applicable standards. Lastly, the presiding trial judge has ruled that selected representatives, the so-called “bellwether plaintiffs,” may proceed to trial if violations of the applicable standards are found by the presiding trial judge. The company’s general liability insurer is defending this action and is paying the cost of defense, including attorneys’ fees under a reservation of rights. Based on the information, or lack thereof, available to the company at the present time, the company is unable to express an opinion as to the actual exposure for this matter; however, based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

On December 30, 2002, the company received a 104(e) letter from the USEPA pursuant to CERCLA requesting answers to certain questions regarding the waste disposal practices of the Heekin Can Company and the relationship between the company and the Heekin Can Company. Region 5 of the USEPA is involved in the cleanup of the Jackson Brothers Paint Company site which consists of four, and possibly five, sites in and around Laurel, Indiana. The Jackson Brothers Paint Company apparently disposed of drums of waste in the 1960s and 1970s. The USEPA has alleged that some of the waste that has been uncovered was sent to the sites from the Cincinnati plant operated by the Heekin Can Company. The Indiana Department of Environmental Management (IDEM) referred this matter to the USEPA for removal of the drums and cleanup. At the present time there are an undetermined number of drums at one or more of the sites that have been initially identified by the USEPA as originating from the Heekin Can Company. The USEPA has sent 104(e) letters to seven other potentially responsible parties including the Heekin Can Company. On January 30, 2003, the company responded to the request for information pursuant to Section 104(e) of CERCLA. The USEPA has initially estimated cleanup costs to be between $4 million and $5 million. Based on the information, or lack thereof, available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of the operations or financial condition of the company.

Europe

Ball Packaging Europe, together with other plaintiffs, is contesting the enactment of a mandatory deposit for non-returnable containers based on the German Packaging Regulation (Verpackungsverordnung) in federal and state administrative courts. The proceedings in the administrative court in Hessen (Verwaltungsgericht Wiesbaden) and Brandenburg (Verwaltungsgericht Potsdam) were discontinued on September 24 and October 30, 2002, respectively. The Administrative Court in Northrhine Westfalia (Verwaltungsgericht Dûsseldorf) has rendered a positive judgment and confirmed that a duty to implement a mandatory deposit fee as of January 1, 2003, does not exist. According to that court, a mandatory deposit fee to protect returnable containers is without legal basis in the current legislation. Other administrative courts have not yet scheduled hearings. The German administration has filed an appeal against the suspensive effect of the judgment of the administrative court in Northrhine Westfalia to the Oberverwaltungsgericht Münster (Higher Administrative Court) and has filed an appeal on the merits of the case to the Bundesverwaltungsgericht in Leipzig (Federal Administrative Court). On November 27, 2002, the Higher Administrative Court in Münster decided to lift the temporary legal protection. On January 16, 2003, the Federal Administrative Court in Leipzig decided that the plaintiffs did not have procedural standing in the administrative court in Dusseldorf; therefore, it did not reach the issue of whether the imposition of the mandatory deposit is a proper implementation of the current legislation. A proceeding in the Bundesverfassungsgericht in Karlsruhe (Federal Constitutional Court) is still pending; the date of the hearing has not yet been set. Based on the information, or lack thereof available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company, however, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 4.     Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 2003.

Part II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 5,520 common shareholders of record on March 5, 2004.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved
by security holders	--	--	--
Equity compensation plans not
approved by security holders	2,931,003	$29.398	1,170,920

Total	2,931,003	$29.398	1,170,920

Other information required by Item 5 appears under the caption, “Quarterly Stock Prices and Dividends,” in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.     Selected Financial Data

The information required by Item 6 for the five years ended December 31, 2003, appearing in the section titled, “Five-Year Review of Selected Financial Data,” of the 2003 Annual Report to Shareholders, is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A appears under the caption, “Financial Instruments and Risk Management,” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2003 Annual Report to Shareholders, which is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the 2003 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP, dated February 23, 2004, included in the 2003 Annual Report to Shareholders, are incorporated herein by reference.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.     Controls and Procedures

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

Part III

Item 10.     Directors and Executive Officers of the Registrant

        The executive officers of the company as of December 31, 2003, were as follows:

1.	R. David Hoover, 58, Chairman, President and Chief Executive Officer since April 2002 and a director since 1996. Mr. Hoover was President and Chief Executive Officer from January 2001 until April 2002 and Vice Chairman, President and Chief Operating Officer from April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer from January 2000 to April 2000; Vice Chairman and Chief Financial Officer, 1998-2000; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

2.	Raymond J. Seabrook, 52, Senior Vice President and Chief Financial Officer since April 2000; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

3.	Leon A. Midgett, 61, Executive Vice President and Chief Operating Officer, Packaging, April 2000 to December 2003; Chief Operating Officer, Packaging, and President of North American Beer/Beverage, January 2000 to April 2000; President of North American Beer/Beverage, November 1995 to January 2000.

4.	Hanno C. Fiedler, 58, Executive Vice President and a director since December 2002 as well as Chairman and Chief Executive Officer of Ball’s European packaging business. Mr. Fiedler was Chairman of the Board of Management of Schmalbach-Lubeca AG from January 1996 until December 2002 and, prior to that, headed the European activities of TRW Inc. Steering and Suspension Systems.

5.	John R. Friedery, 47, Senior Vice President and Chief Operating Officer, North American Packaging, since January 2004; President, Metal Beverage Container, 2000 to January 2004; Senior Vice President, Manufacturing, 1998-2000; Vice President, Manufacturing, 1996-1998; Plant Manager, 1993-1996; Assistant Plant Manager, 1992-1993; Administrative Manager, 1991-1992; General Supervisor, 1989-1991; Production Supervisor, 1988-1989.

6.	Donald C. Lewis, 61, Vice President and General Counsel, since September 1998 and Assistant Corporate Secretary since December 2002; Vice President, Assistant Corporate Secretary and General Counsel, 1997-1998; General Counsel and Assistant Corporate Secretary, 1995-1997; Associate General Counsel and Assistant Corporate Secretary, 1990-1995; Associate General Counsel, 1983-1990; Assistant General Counsel, 1980-1983; Senior Attorney, 1978-1980; General Attorney, 1974-1978.

7.	Harold L. Sohn, 57, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

8.	David A. Westerlund, 53, Senior Vice President, Administration, since April 1998 and Corporate Secretary since December 2002; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

9.	Scott C. Morrison, 41, Vice President and Treasurer since April 2002; Treasurer, September, 2000 to April 2002; Managing Director/Senior Banker of Corporate Banking, Bank One, Indianapolis, Indiana, 1995 to August 2000.

10.	John A. Hayes, 38, Vice President, Corporate Strategy, Marketing and Product Development since January 2003; Vice President, Corporate Planning and Development, April 2000 to January 2003; Senior Director, Corporate Planning and Development, February 1999 to April 2000; Vice President, Mergers and Acquisitions/Corporate Finance, Lehman Brothers, Chicago, Illinois, April 1993 to February 1999.

11.	Douglas K. Bradford, 46, Vice President and Controller since April 2003; Controller since April 2002; Assistant Controller, May 1998 to April 2002; Senior Director, Tax Administration, January 1995 to May 1998; Director, Tax Administration, July 1989 to January 1995.

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics booklet; and Ball Corporation Audit Committee, Nominating/Compensation Governance Committee, Human Resources Committee and Finance Committee charters. These documents are set forth on the company’s website at www.ball.com under the caption “Corporate Governance” under the tab “Investor Relations.” A copy may also be obtained upon request from the company’s Corporate Secretary.

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that applies to executive officers and directors, including the chief executive officer, chief financial officer or controller, and the nature of any waiver or implied waiver from a provision of the codes of ethics granted by the company to these officers and directors. The posting will appear on the company’s website at www.ball.com under the caption “Corporate Governance” under the tab “Investor Relations.”

As a result of an administrative error, the Form 4 report regarding the restricted stock award for 6,000 shares to Mr. Theodore M. Solso on April 15, 2003, was not timely reported. The award was reported on a Form 4 filed on April 24, 2003. To the best of the company’s knowledge, all of the other filings for its executive officers and directors were made on a timely basis in 2003.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003, is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2003, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors also participate in the 2000 Deferred Compensation Company Stock Plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Accountants,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003, is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003, is incorporated herein by reference.

Part IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1) Financial Statements:

        The following documents included in the 2003 Annual Report to Shareholders are incorporated by reference in Part II, Item 8:

        Consolidated statements of earnings — Years ended December 31, 2003, 2002 and 2001

        Consolidated balance sheets – December 31, 2003 and 2002

        Consolidated statements of cash flows — Years ended December 31, 2003, 2002 and 2001

        Consolidated statements of shareholders’ equity and comprehensive earnings — Years ended December 31, 2003, 2002 and 2001

        Notes to consolidated financial statements

        Report of independent auditors

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

(b)     Reports on Form 8-K:

        A Current Report on Form 8-K was furnished on October 28, 2003, which furnished Ball’s quarterly earnings release under Item 9, pursuant to Item 12.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this annual report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals and results could vary materially from those expressed or implied. From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage cans is heaviest; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; the weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel and aluminum and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty and schedule of performance associated with such segment contracts; international business and market risks such as the devaluation of international currencies; pricing and ability or inability to sell scrap associated with the production of metal and plastic containers; the ability to invoice and collect accounts receivable related to such segment contracts in the ordinary course of business; international business risks (including foreign exchange rates) in the United States, Europe and particularly in developing countries such as China and Brazil; foreign exchange rates of the U.S. dollar, the European euro, British pound, Polish zloty, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real; terrorist activity or war that disrupts the company’s production, supply, or pricing of raw materials used in the production of the company’s goods and services, including increased energy costs, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the integration and operation of the business of Ball Packaging Europe. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALL CORPORATION

(Registrant)

By: /s/ R. David Hoover R. David Hoover Chairman, President and Chief Executive Officer March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1) Principal Executive Officer:

/s/ R. David Hoover ———————————————————— R. David Hoover	Chairman, President and Chief Executive Officer March 12, 2004

(2) Principal Financial Accounting Officer:

/s/ Raymond J. Seabrook ———————————————————— Raymond J. Seabrook	Sr. Vice President and Chief Financial Officer March 12, 2004

(3) Controller:

/s/ Douglas K. Bradford ———————————————————— Douglas K. Bradford	Vice President and Controller March 12, 2004

(4) A Majority of the Board of Directors:

/s/ Frank A. Bracken ————————————————————* Frank A. Bracken	Director March 12, 2004

/s/ Howard M. Dean ————————————————————* Howard M. Dean	Director March 12, 2004

/s/ Hanno C. Fiedler ————————————————————* Hanno C. Fiedler	Director March 12, 2004

/s/ R. David Hoover ————————————————————* R. David Hoover	Chairman of the Board and Director March 12, 2004

/s/ John F. Lehman ————————————————————* John F. Lehman	Director March 12, 2004

/s/ Jan Nicholson ————————————————————* Jan Nicholson	Director March 12, 2004

/s/ George A. Sissel ————————————————————* George A. Sissel	Director March 12, 2004

/s/ Theodore M. Solso ————————————————————* Theodore M. Solso	Director March 12, 2004

/s/ William P. Stiritz ————————————————————* William P. Stiritz	Director March 12, 2004

/s/ Stuart A. Taylor II ————————————————————* Stuart A. Taylor II	Director March 12, 2004

/s/ Erik H. van der Kaay ————————————————————* Erik H. van der Kaay	Director March 12, 2004

*By R. David Hoover as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

By: /s/ R. David Hoover —————————————— R. David Hoover As Attorney-in-Fact March 12, 2004

Ball Corporation and Subsidiaries

Annual Report on Form 10-K
For the year ended December 31, 2003

Index to Exhibits

Exhibit Number	Description of Exhibit

1.1	Purchase Agreement, dated as of December 5, 2002, by and among Ball Corporation, Lehman Brothers, Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Dresdner Kleinwort Wasserstein-Grantchester, Inc., McDonald Investments Inc., SunTrust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K, dated December 19, 2002) filed December 31, 2002.

2.1	Share Sale and Transfer Agreement dated August 29/30, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball Pan-European Holdings, Inc. and Ball Corporation (filed by incorporation by reference to Ball Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002) filed November 14, 2002.

2.2	Amendment Agreement, dated December 18, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball Pan-European Holdings, Inc., Ball Corporation and Ball (Germany) Acquisition GmbH, amending the Share Sale and Transfer Agreement, dated August 29/30, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball Pan-European Holdings, Inc. and Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K, dated December 19, 2002) filed December 31, 2002.

3.i	Amended Articles of Incorporation as of August 2, 1996 (filed by incorporation by reference to the company’s Form 10-Q filed May 14, 1997).

3.ii	Bylaws of Ball Corporation as amended January 28, 2004. (Filed herewith.)

4.1(a)	Amended and Restated Senior Note Indenture, dated August 10, 1998, and amended and restated as of December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

4.1(b)	Senior Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc., and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

4.2(a)	Amended and Restated Senior Subordinated Note Indenture, dated August 10, 1998, and amended and restated as of December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Subordinated Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

4.2(b)	Senior Subordinated Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc., and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

4.3	Dividend distribution payable to shareholders of record on August 4, 1996, of one preferred stock purchase right for each outstanding share of common stock under the Rights Agreement dated as of July 24, 1996, between the company and The First Chicago Trust company of New York (filed by incorporation by reference to the Form 8-A Registration Statement, No. 1-7349, dated August 1, 1996, and filed August 2, 1996, and to the company’s Form 8-K Report dated February 13, 1996, and filed February 14, 1996).

4.4(a)	Registration Rights Agreement, dated as of December 19, 2002, by and among Ball Corporation, Lehman Brothers, Inc. Deutsche Bank Securities Inc., Banc of America Securities LLC, Banc One Capital Marketes, Inc., BNP Paribas Securities Corp., Dresdner Kleinwort Wasserstein-Grantchester, Inc., McDonald Investments Ind., Sun Trust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated December 19, 2002) filed December 31, 2002.

4.4(b)	Senior Note Indenture, dated as of December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

10.1	1980 Stock Option and Stock Appreciation Rights Plan, as amended, 1983 Stock Option and Stock Appreciation Rights Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 2-82925) filed April 27, 1983.

10.2	1988 Restricted Stock Plan and 1988 Stock Option and Stock Appreciation Rights Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-21506) filed April 27, 1988.

10.3	Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988.

10.4	Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.5	Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.6	Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.7	Amended and Restated Form of Severance Benefit Agreement which exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22 , 1996) filed May 15, 1996.

10.8	Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

10.9	1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-40199) filed April 26, 1991.

10.10	Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995.

10.11	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.

10.12	Agreement and Plan of Merger among Ball Corporation, Ball Sub Corp. and Heekin Can, Inc. dated as of December 1, 1992, and as amended as of December 28, 1992 (filed by incorporation by reference to the Registration Statement on Form S-4, No. 33-58516) filed February 19, 1993.

10.13	Distribution Agreement between Ball Corporation and Alltrista (filed by incorporation by reference to the Alltrista Corporation Form 8, Amendment No. 3 to Form 10, No. 0-21052, dated December 31, 1992) filed March 17, 1993.

10.14	1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

10.15	Ball-InCon Glass Packaging Corp. Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.16	Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

10.17	Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, amended and restated effective January 1, 2003. (Filed herewith.)

10.18(a)	Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Stock Option grants in which the five named executive officers participate and which grants are referred to in the Executive Compensation section in the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the option grants was filed March 29, 1999.)

10.18(b)	Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Restricted Stock grant in which the five named executive officers participate and which grants are referred to in the Executive Compensation section of the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the restricted grants was filed March 29, 1999.)

10.18(c)	Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for certain cash incentive payments based upon the attainment of certain performance criteria. (The form of the plan was filed March 29, 1999.)

10.19	Asset Purchase Agreement dated June 26, 1995, among Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.), Ball Glass Container Corporation and Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

10.20	Foster Ball, L.L.C. (since renamed Ball-Foster Glass Container Co., L.L.C.) Amended and Restated Limited Liability Company Agreement dated June 26, 1995, among Saint-Gobain Holdings I Corp., BG Holdings I, Inc. and BG Holdings II, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

10.21	Asset Purchase Agreement dated August 10, 1998, among Ball Corporation and its Ball Metal Beverage Container Corp. and Reynolds Metals Company (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

10.22	Form of Severance Agreement (Change of Control Agreement) which exists between the company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1988) filed March 25, 1989.

10.23	Consulting Agreement between George A. Matsik and Ball Corporation dated October 18, 1999 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1999) filed March 30, 2000.

10.24	Ball Corporation 2000 Deferred Compensation Company Stock Plan. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2001) filed March 28, 2002.

10.25	Ball Corporation Deposit Share Program, as amended. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2003) filed May 13, 2003.

10.26	Ball Corporation Directors Deposit Share Program, as amended. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K. (Filed herewith.)

10.27	Credit Agreement, dated December 19, 2002, among Ball Corporation, certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, Joint Mandated Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, Bank One, NA, Lehman Commercial Paper Inc. and BNP Paribas, as Co-Documentation Agents, and various lending institutions named therein (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

10.28	First Amendment to Credit Agreement (as provided in Exhibit 10.27), dated July 22, 2003, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders. (Filed herewith.)

10.29	Second Amendment to Credit Agreement (as provided in Exhibit 10.27), dated November 6, 2003, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders. (Filed herewith.)

10.30	Acquisition Related, Special Incentive Plan for selected executives and senior managers which provides for cash incentive payments based upon the attainment of certain performance criteria (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

10.31	Employment agreement between Ball Corporation and Hanno C. Fiedler (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

11.1	Statement re: Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements, “Earnings Per Share,” in the 2003 Annual Report to Shareholders). (Filed herewith.)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

13.1	Portions of the Ball Corporation 2003 Annual Report to Shareholders. (Filed herewith.)

18.1	Letter re: Change in Accounting Principles. (Filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1995) filed August 15, 1995.

18.2	Letter re: Change in Accounting Principles regarding change in pension plan valuation measurement date (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

21.1	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23.1	Consent of Independent Accountants. (Filed herewith.)

24.1	Limited Power of Attorney. (Filed herewith.)

31	Certifications pursuant to Rule 13a-15(e) or Rule 15d-15(e), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation (Furnished herewith.)

99.1	Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

99.2	Cautionary statement for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)