Form 10-Q
period 2004-04-04
BALL CORP
filed 2004-05-12
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     April 4, 2004

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
YES [X]  NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2004
Common Stock,
without par value	56,359,161 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended April 4, 2004

PART I.    FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended
	April 4, 2004	March 30, 2003

Net sales	$ 1,231.5	$ 1,070.9

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,012.5	886.0
Depreciation and amortization (Notes 8 and 10)	53.8	49.9
Business consolidation costs (Note 5)	--	1.4
Selling and administrative	71.1	56.7

	1,137.4	994.0

Earnings before interest and taxes	94.1	76.9

Interest expense	28.3	32.0

Earnings before taxes	65.8	44.9
Tax provision	(21.5)	(15.7)
Minority interests	(0.3)	(0.3)
Equity in results of affiliates	2.8	2.6

Net earnings	$ 46.8	$ 31.5

Earnings per share (Notes 13 and 14):
Basic	$ 0.84	$ 0.56
Diluted	0.82	0.55

Weighted average common shares outstanding (in thousands):
Basic	55,674	56,163
Diluted	57,030	57,425

Cash dividends declared per common share	$ 0.15	$ 0.09

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	April 4, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$ 41.2	$ 36.5
Receivables, net (Note 6)	372.8	250.1
Inventories, net (Note 7)	645.5	546.2
Deferred taxes and prepaid expenses	89.4	90.7

Total current assets	1,148.9	923.5
Property, plant and equipment, net (Note 8)	1,466.9	1,471.1
Goodwill (Note 9)	1,300.9	1,336.9
Other assets (Note 10)	336.4	338.1

Total Assets	$ 4,253.1	$ 4,069.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$ 208.8	$ 107.6
Accounts payable	400.8	349.7
Accrued employee costs	122.2	180.6
Income taxes payable	83.8	75.0
Other current liabilities	156.5	148.2

Total current liabilities	972.1	861.1
Long-term debt (Note 11)	1,632.4	1,579.3
Employee benefit obligations (Note 12)	700.8	701.7
Deferred taxes and other liabilities	118.6	113.5

Total liabilities	3,423.9	3,255.6

Contingencies (Note 15)
Minority interests	6.3	6.2

Shareholders' equity (Note 13)
Common stock (78,103,444 shares issued - 2004;
77,942,355 shares issued - 2003)	576.7	567.3
Retained earnings	787.3	748.8
Accumulated other comprehensive loss	(16.5)	(1.4)
Treasury stock, at cost (21,825,109 shares - 2004;
21,553,003 shares - 2003)	(524.6)	(506.9)

Total shareholders' equity	822.9	807.8

Total Liabilities and Shareholders' Equity	$ 4,253.1	$ 4,069.6

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in millions)

	Three Months Ended
	April 4, 2004	March 30, 2003
Cash flows from operating activities
Net earnings	$ 46.8	$ 31.5
Adjustments to reconcile net earnings to net cash used in
operating activities:
Depreciation and amortization	53.8	49.9
Deferred taxes	8.3	5.8
Other	11.8	(2.4)
Withholding tax payment related to European acquisition	--	(138.3)
Other changes in other working capital components,
excluding effects of acquisitions	(190.1)	(251.0)

Net cash used in operating activities	(69.4)	(304.5)

Cash flows from investing activities
Additions to property, plant and equipment	(34.9)	(30.3)
Business acquisitions, net of cash acquired (Note 4)	(30.0)	(28.0)
Other	(5.8)	(5.6)

Net cash used in investing activities	(70.7)	(63.9)

Cash flows from financing activities
Long-term borrowings	121.4	160.7
Repayments of long-term borrowings	(55.2)	(16.3)
Change in short-term borrowings	102.1	17.7
Proceeds from issuance of common stock under
various employee and shareholder plans	7.7	13.5
Acquisitions of treasury stock	(22.3)	(7.3)
Common dividends	(8.4)	(4.9)
Other	(0.4)	(1.2)

Net cash provided by financing activities	144.9	162.2

Effect of exchange rate changes on cash	(0.1)	1.1
Net Change in Cash and Cash Equivalents	4.7	(205.1)
Cash and Cash Equivalents - Beginning of Period	36.5	259.2

Cash and Cash Equivalents - End of Period	$ 41.2	$ 54.1

        See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
April 4, 2004

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As of January 1, 2004, the results of subsidiaries and equity affiliates in the People’s Republic of China (PRC) are no longer reflected in the consolidated financial statements on a one-month lag. The change did not have a significant impact on the consolidated financial statements in the first quarter of 2004.

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

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $3.6 million and $2.3 million for the first three months of 2004 and 2003, respectively. If the fair-value-based method had been used, after-tax stock-based compensation would have been $2.4 million and $1.8 million for the same periods, respectively, and diluted earnings per share would have been higher by $0.02 and $0.01, respectively. Further details regarding the expense calculated under the fair-value-based method are provided in Note 13.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.  New Accounting Standards

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Ball expects that this legislation may eventually reduce the company’s costs for its retiree medical programs. As permitted in Financial Accounting Standards Board (FASB) Staff Position FAS 106-1, Ball has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance and various governmental and regulatory agencies provide the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Final guidance could require the retroactive restatement of previously reported information.

3.  Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in three reportable segments – North American packaging, international packaging and aerospace and technologies. We have investments in all three segments that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s 2003 annual report.

North American Packaging

North American packaging consists of operations in the U.S. and Canada, which manufacture metal and PET (polyethylene terephthalate) plastic containers, primarily for use in beverage and food packaging.

International Packaging

International packaging, with operations in several countries in Europe and the PRC, includes the manufacture and sale of metal beverage containers in Europe and Asia, as well as plastic containers in Asia.

Aerospace and Technologies

Aerospace and technologies includes the manufacture and sale of aerospace and other related products and services used primarily in the defense, civil space and commercial space industries.

Summary of Business by Segment
($ in millions)

	Three Months Ended
	April 4, 2004	March 30, 2003
Net Sales
North American metal beverage	$ 549.3	$ 502.0
North American metal food	145.1	121.8
North American plastic containers	93.0	87.0

Total North American packaging	787.4	710.8
Europe metal beverage	242.0	195.1
Asia metal beverage and plastic containers	41.8	33.5

Total international packaging	283.8	228.6
Aerospace and technologies	160.3	131.5

Consolidated net sales	$ 1,231.5	$ 1,070.9

Consolidated Net Earnings
North American packaging	$ 66.6	$ 55.6
International packaging	27.6	14.3
Aerospace and technologies	11.2	16.1

Segment earnings before interest and taxes	105.4	86.0
Corporate undistributed expenses	(11.3)	(9.1)

Earnings before interest and taxes	94.1	76.9
Interest expense	(28.3)	(32.0)
Tax provision	(21.5)	(15.7)
Minority interests	(0.3)	(0.3)
Equity in results of affiliates	2.8	2.6

Consolidated net earnings	$ 46.8	$ 31.5

($ in millions)	April 4, 2004	December 31, 2003
Total Assets
North American packaging	$2,376.5	$2,165.7
International packaging	2,013.4	2,027.8
Aerospace and technologies	256.8	278.6
Segment eliminations	(664.0)	(687.3)

Segment assets	3,982.7	3,784.8
Corporate assets net of eliminations	270.4	284.8

Consolidated assets	$4,253.1	$4,069.6

4.  Acquisitions

Ball Western Can Company, LLC (Ball Western Can)

On March 17, 2004, we acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can, which owns and operates a metal food container plant in Oakdale, California, for approximately $30 million. Ball Western Can was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball under the equity method of accounting. The acquisition has been accounted for as a purchase and, accordingly, has been included in our consolidated financial statements effective from the acquisition date. Contemporaneous with the acquisition, Ball and ConAgra’s parent company, ConAgra Foods Inc., entered into a long-term agreement under which Ball will provide metal food cans to ConAgra manufacturing locations in California. The acquisition of Ball Western Can is not significant to the North American packaging segment.

Metal Packaging International, Inc. (MPI)

On March 11, 2003, Ball acquired MPI, a manufacturer of aluminum beverage can ends, for $28 million. MPI produced just over 2 billion ends per year, primarily for soft drink companies. The MPI plant, which had approximately 100 employees and was located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities. A liability of $1.6 million was recorded in the opening balance sheet for the plant closing costs, including $1.1 million for employee-related costs and $0.5 million for decommissioning costs. The acquisition of MPI is not significant to the North American packaging segment.

5.  Business Consolidation Costs

In February 2003 we announced the closure of our Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded food cans. The plant was closed in the second quarter of 2003 and its operations were consolidated into our Springdale, Arkansas, plant. In connection with the closure, a charge of $1.9 million ($1.2 million after tax), partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000, was recorded in the first quarter of 2003.

During the past several years, in addition to the closure of the Blytheville, Arkansas, plant discussed above, Ball has taken various actions to address overcapacity and decreased demand in its businesses, as well as to increase productivity. In the North American packaging segment, these actions included the closure of its Moultrie, Georgia, beverage can manufacturing plant in December 2001; the relocation of its plastics office from Georgia to Colorado in 2003; and the planned relocation of a research and development (R&D) facility from Georgia to Colorado, which is expected to be substantially completed during the second quarter of 2004. Significant activities in the PRC included exiting the general line metal can business and closing two PRC beverage can plants. In the aerospace and technologies segment, we ceased operations in two commercial developmental product lines during the second quarter of 2001 and wrote off an equity investment in an aerospace company in the fourth quarter of 2002.

The following table summarizes the 2004 activity in the remaining reserves related to business consolidation activities:

($ in millions)	Pension/ Employee Costs	Other Assets/ Costs	Total

Balance at December 31, 2003	$ 2.7	$ 5.7	$ 8.4
Payments and other activity	(0.3)	(0.3)	(0.6)

Balance at April 4, 2004	$ 2.4	$ 5.4	$ 7.8

Other than the relocation of the R&D facility from Georgia to Colorado, the restructuring activities in all regions have been substantially completed with severance and other benefit payments, the liquidation of certain investments and the sale of certain assets still in process at April 4, 2004. The balances remaining in the reserves at April 4, 2004, relate primarily to the liquidation of investments in the PRC, which will be completed as soon as the necessary PRC government approvals have been obtained. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was approximately $0.2 million at April 4, 2004.

Ball Packaging Europe closed its plant in Runcorn, England, at the end of December 2003. The cost of the plant closure, along with costs associated with a line conversion and a line shut down at other plants, estimated to be €11.9 million in total, was accounted for in the opening balance sheet of Ball Packaging Europe. These costs included €8.7 million for employee termination costs and €3.2 million for decommissioning costs, of which approximately €5 million have been paid. These actions are expected to be substantially completed by the end of 2004. The carrying value of fixed assets remaining for sale in connection with the European consolidation activities was €3 million.

Subsequent changes to the estimated costs of the above business consolidation activities, if any, will be included in current-period earnings and identified as business consolidation costs.

6.  Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $175 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $148.6 million at April 4, 2004, and $175 million at December 31, 2003.

7.  Inventories

($ in millions)	April 4, 2004	December 31, 2003

Raw materials and supplies	$208.4	$199.6
Work in process and finished goods	437.1	346.6

	$645.5	$546.2

8.  Property, Plant and Equipment

($ in millions)	April 4, 2004	December 31, 2003

Land	$ 78.3	$ 75.0
Buildings	695.0	681.0
Machinery and equipment	1,991.4	1,980.9

	2,764.7	2,736.9
Accumulated depreciation	(1,297.8)	(1,265.8)

	$ 1,466.9	$ 1,471.1

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $50.6 million for the three months ended April 4, 2004, and $47.1 million for the three months ended March 30, 2003. The decrease in property, plant and equipment during 2004 is the result of budgeted capital spending projects, offset by depreciation and the effects of foreign exchange rates.

9.  Goodwill

($ in millions)	North American Packaging	International Packaging	Total

Balance at December 31, 2003	$ 355.6	$ 981.3	$ 1,336.9
Purchase accounting adjustments	(1.7)	--	(1.7)
Effects of foreign exchange rates	(0.6)	(33.7)	(34.3)

Balance at April 4, 2004	$ 353.3	$ 947.6	$ 1,300.9

In accordance with SFAS No. 142, goodwill is not amortized but rather tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

10.  Other Assets

($ in millions)	April 4, 2004	December 31, 2003

Investments in affiliates	$ 91.0	$ 92.8
Prepaid pension and related intangible asset	83.2	91.2
Intangibles (net of accumulated amortization of $32.9 at
April 4, 2004, and $30.1 at December 31, 2003)	61.6	66.7
Deferred financing costs	30.5	32.5
Other	70.1	54.9

	$336.4	$338.1

Total amortization expense of intangible assets amounted to $3.2 million and $2.8 million for the first three months of 2004 and 2003, respectively. Based on intangible assets and foreign exchange rates as of April 4, 2004, total annual intangible asset amortization expense is expected to be between approximately $9 million and $12 million in each of the next five years.

11.  Debt

Long-term debt consisted of the following:

	April 4, 2004		December 31, 2003
(in millions)	In Local Currency	In U.S. $	In Local Currency	In U.S. $
Notes Payable
7.75% Senior Notes due August 2006	$300.0	$300.0	$300.0	$300.0
6.875% Senior Notes due December 2012 (excluding premium of $4.7 million in 2004 and $4.8 million in 2003)	$550.0	550.0	$550.0	550.0
Senior Credit Facilities (at variable rates)
Term Loan A, Euro denominated due December 2007	€90.0	109.2	€96.0	120.8
Term Loan A, British sterling denominated due December 2007	£59.3	108.5	£63.2	112.9
Term Loan A, British sterling denominated due December 2007	€234.4	284.4	€266.1	334.7
Term Loan B, U.S. dollar denominated due December 2009	$186.4	186.4	$186.9	186.9
Multi-currency revolver, U.S. dollar equivalent	$108.5	$108.5	--	--
Industrial Development Revenue Bonds
Variable rates due through 2011	$27.1	27.1	$27.1	27.1
Other		27.6		15.2

		1,701.7		1,647.6
Less: Current portion of long-term debt		(69.3)		(68.3)

		$1,632.4		$1,579.3

At April 4, 2004, taking into account outstanding letters of credit, approximately $296 million was available under the multi-currency revolving credit facilities, which provide for up to $450 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $222 million at April 4, 2004, of which $139.5 million was outstanding and due on demand.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B. Corresponding amounts were borrowed at lower interest rates under available short-term uncommitted lines of credit. At the time of the early repayment, the interest rate on the euro portion of the Term Loan B was reduced by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of the unamortized deferred financing costs associated with the repaid portion of the Term B loans.

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

The company was not in default of any loan agreement at April 4, 2004, and has met all debt payment obligations.

12.  Employee Benefit Obligations

($ in millions)	April 4, 2004	December 31, 2003

Long-term defined benefit pension liability	$447.9	$446.2
Retiree medical and other postemployment benefits	120.2	119.6
Deferred compensation plans	109.1	103.7
Other	23.6	32.2

	$700.8	$701.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	April 4, 2004			March 30, 2003
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$ 5.5	$ 2.2	$ 7.7	$ 4.7	$ 1.9	$ 6.6
Interest cost	9.4	7.2	16.6	9.1	6.5	15.6
Expected return on plan assets	(10.9)	(3.1)	(14.0)	(10.6)	(2.5)	(13.1)
Amortization of prior service cost	0.9	0.1	1.0	0.7	--	0.7
Recognized net actuarial loss	3.2	0.3	3.5	2.3	0.3	2.6

Net periodic benefit cost	$ 8.1	$ 6.7	$ 14.8	$ 6.2	$ 6.2	$ 12.4

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $5.2 million in the first quarter of 2004. The total contributions to these funded plans are expected to be between $30 million and $40 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2004. Payments to participants in the unfunded German plans were €4.1 million ($5.1 million) in the first quarter of 2004 and are expected to be approximately €17 million for the full year (approximately $21 million based on current foreign exchange rates).

13.  Shareholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and unrealized gains and losses on derivative instruments receiving hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b)	Accumulated Other Comprehensive Loss
December 31, 2003	$80.7	$(93.1)	$11.0	$(1.4)
Change	(27.0)	--	11.9	(15.1)

April 4, 2004	$53.7	$(93.1)	$22.9	$(16.5)

(a)     The minimum pension liability is adjusted annually as of December 31 of each year.

(b)     Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

The following table summarizes total comprehensive earnings for the first three months of 2004 and 2003:

	Three Months Ended
($ in millions)	April 4, 2004	March 30, 2003
Comprehensive Earnings
Net earnings	$46.8	$31.5
Foreign currency translation adjustment	(27.0)	14.6
Effect of derivative instruments	11.9	5.4

Comprehensive earnings	$31.7	$51.5

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $5.3 million and $3.6 million of expense in connection with this program in the first three months of 2004 and 2003, respectively. The variances in expense recorded are the result of the timing and vesting of the share grants, as well as the higher price of Ball stock. Ball guarantees loans made by a third party bank to certain participants in the deposit share program, of which $3.3 million was outstanding at April 4, 2004. In the event of a participant default, Ball would pursue payment from the participant. The deposit share program was amended and restated in April 2004 and further awards of up to 150,000 have been made. Participants in this award have until April 2005 to acquire shares in order to receive the matching restricted share grants.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At April 4, 2004, there were 2,793,205 options outstanding under these plans at a weighted average exercise price of $29.85 per share, of which 1,618,260 were exercisable at a weighted average exercise price of $22.08 per share.

Ball accounts for its stock-based compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize compensation based upon the calculated fair value of the options granted after 1994, earnings and earnings per share would have been as follows:

	Three Months Ended
($ in millions, except per share amounts)	April 4, 2004	March 30, 2003
Stock-based compensation as reported, net of tax	$3.6	$2.3
Pro forma effect of fair value based method	(1.2)	(0.5)

Pro forma stock-based compensation, net of tax	$2.4	$1.8

Net earnings as reported	$46.8	$31.5
Pro forma effect of fair value based method	1.2	0.5

Pro forma net earnings	$48.0	$32.0

Basic earnings per share as reported	$0.84	$0.56
Pro forma basic earnings per share	0.86	0.57

Diluted earnings per share as reported	$0.82	$0.55
Pro forma diluted earnings per share	0.84	0.56

14.  Earnings Per Share

	Three Months Ended
($ in millions, except per share amounts)	April 4, 2004	March 30, 2003
Diluted Earnings per Share:
Net earnings	$46.8	$31.5

Weighted average common shares (000s)	55,674	56,163
Effect of dilutive stock options	1,356	1,262

Weighted average shares applicable
to diluted earnings per share	57,030	57,425

Diluted earnings per share	$0.82	$0.55

All of the company’s outstanding options have been included in the diluted earnings per share calculation for the first quarters of 2004 and 2003 since they were dilutive (i.e., the exercise price was lower than the average closing market price of common stock for the period).

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

Due to political and legal uncertainties in Germany, no nationwide system for returning containers was in place at the time a mandatory deposit was imposed in January 2003 and many retailers stopped carrying beverages in non-refillable containers. The situation is not expected to improve until the deposit is eliminated by once again meeting the mandatory refill quotas or until it is resolved by various courts, intervention by the European Union or by the implementation of one or more return systems covering all relevant market segments. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures, entering into price increase negotiations and increasing exports from Germany to other European nations. We also closed a plant in the United Kingdom, delayed capital investment projects in France and Poland and have converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany.

16.  Indemnifications and Guarantees

During the normal course of business, the company or the appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services, guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements, indemnities to various lessors in connection with facility, equipment, furniture, and other personal property leases for certain claims arising from such leases, indemnities pursuant to agreements relating to the company’s domestic and foreign joint ventures, indemnities in connection with the purchase or sale of businesses or substantially all of the assets and specified liabilities of the businesses, indemnities in connection with the sale of facilities no longer needed by the company and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for known payments under promissory notes and other evidences of debt and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in many circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first and foremost to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders which would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (discussed in the first paragraph of Note 6). The company, the appropriate subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

From time to time, the company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material adverse effect on the company’s consolidated results of operations, financial position or cash flows.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and subsidiaries are referred to collectively as “Ball” or the “company” or “we” and “our” in the following discussion and analysis.

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage and food industries. Our packaging products are produced for a variety of end uses and are manufactured in approximately 50 plants around the world. We also supply aerospace and other technologies and services to commercial and governmental customers.

We sell our packaging products primarily to major beverage and food producers with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage and food companies in North America, Europe and the People’s Republic of China (PRC). Because of our customer concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or a change in a supply agreement with a major customer, although our long-term customer relationships and contracts mitigate this risk.

The rigid packaging industry in the U.S. and Canada is relatively mature and industry share is gained or lost among a relatively small group of competitors. Sales and earnings are improved by reducing our costs, developing and enhancing products and increasing pricing where possible. European demand, however, is still expanding, particularly in eastern and southern Europe. We plan to capitalize on this European growth by building a new beverage can manufacturing plant in Belgrade, Serbia, which will service these rapidly growing regions.

Our revenues outside of North America account for more than 20 percent of consolidated net sales. Due to our acquisition of Ball Packaging Europe in December 2002, Ball’s consolidated earnings have become more exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in the “Financial Instruments and Risk Management” section. The acquisition of Ball Package Europe also brought another challenge with the German government’s imposition at the beginning of 2003 of a mandatory deposit on most non-refillable beverage containers without having an adequate container return system in place. The mandatory deposit situation, which is discussed in more detail in the “International Packaging” section, cost Ball Packaging Europe a significant loss of sales in 2003 and the first quarter of 2004. While we are hopeful this situation will improve in the future, in the interim we have taken actions that have improved our European sales and earnings.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that congressional budget reductions or changes in agency budgets could limit future funding and new contract awards.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method. Our contracts typically consist of approximately two-thirds cost-plus contracts, which are billed at our costs plus an agreed upon profit component, and approximately one-third fixed price contracts. However, the percentage of fixed price contracts is increasing. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial measures we use are earnings before interest and taxes (EBIT), earnings per share, return on invested capital, cost of capital, free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures) and economic value added. Nonfinancial measures in the packaging segments include production spoilage rates, quality control measures and production and shipment volumes. Other measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining quality employees is critically important to the success of Ball and, because of this, we work to pay employees competitively and encourage their prudent ownership in the company’s common stock. For most management employees, a portion of compensation is at risk as an incentive, dependent upon operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions in Ball common stock, many employees, regardless of organizational level, have additional opportunities to participate as Ball shareholders. In January 2004 we expanded our employee stock purchase program to Ball Packaging Europe employees in Germany.

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., the People’s Republic of China (PRC) and Brazil, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment sales or earnings.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging, and PET (polyethylene terephthalate) plastic container products, used principally in beverage packaging. This segment accounted for 64 percent of consolidated net sales in the first quarter of 2004.

Metal Beverage Container Sales

North American metal beverage container sales, which represented approximately 70 percent of North American packaging segment sales in the first quarter of 2004, were 9 percent higher than in the first quarter of 2003. Contributing to the increase were six additional shipping days in the first quarter of 2004 compared to 2003, as well as a full quarter of Metal Packaging International, Inc. (MPI), a beverage can end business acquired in March 2003.

On March 11, 2003, we acquired MPI for $28 million, net of cash acquired. MPI produced just over 2 billion beverage can ends per year, primarily for soft drink companies. The MPI plant, which was located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities.

Metal Food Container Sales

North American metal food container sales, which comprised approximately 18 percent of segment sales in the first three months of 2004, were 19 percent above the first three months of 2003. Sales benefited from extra shipping days in the first quarter of 2004, the acquisition of our interest in Ball Western Can in March 2004 (discussed below) and higher volumes due at least partially to what we believe was customers pre-buying in advance of potential steel surcharges levied by North American steel producers. Helping us supply the increased demand was the new two-piece food can line in the Milwaukee plant, which became fully operational during the fourth quarter of 2003 and is capable of producing over one billion cans per year.

On March 17, 2004, we acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can Company, LLC (Ball Western Can), which owns and operates a metal food container plant in Oakdale, California, for approximately $30 million. Ball Western Can was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball under the equity method of accounting. Ball and ConAgra’s parent company, ConAgra Foods Inc., have signed a long-term agreement under which Ball will provide metal food containers to ConAgra manufacturing locations in California. The acquisition of Ball Western Can is expected to increase Ball’s metal food can sales volume by approximately one billion units, or 20 percent, on an annualized basis. Ball Western Can’s contribution to North American packaging segment earnings will not likely be significant in 2004, but is expected to improve in 2005.

Plastic Container Sales

Plastic container sales, which accounted for approximately 12 percent of segment sales in the first quarter of 2004, were 7 percent higher than in the first quarter of 2003. The increase in sales, which are predominantly to water and carbonated soft drink customers, was a combination of six additional shipping days in the first quarter of 2004 and the pass through to our customers of resin price increases. We continue to focus our development efforts in heat set and multi-layer products.

North American Packaging Segment Earnings

Segment earnings in the North American packaging segment were nearly 20 percent higher in the first quarter of 2004 than in the first quarter of 2003. Operating margins in 2004 improved nearly 9 percent as a result of our process control and cost reduction efforts, as well as higher sales volumes. In addition, the 2003 first quarter was negatively affected by start-up costs associated with the new food can line in Milwaukee. Partially offsetting these improvements were pricing pressures on plastic container sales and an increase in cost of sales due to rising raw material costs under the LIFO (last-in-first-out) method of accounting.

In February 2003 we announced the closure of our Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded cans. The plant was closed in the second quarter of 2003 and its operations were consolidated into our Springdale, Arkansas, plant. A pretax charge of $1.4 million was recorded in the first quarter of 2003, primarily for the cost of the Blytheville plant closure.

Additional details about our business consolidation and acquisition-related activities and associated costs are provided in Notes 4 and 5 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia. This segment accounted for 23 percent of consolidated net sales in the first quarter of 2004.

Ball Packaging Europe, which represents approximately one-third of the European metal beverage can manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands and Poland. European sales in the first quarter of 2004 improved 24 percent over 2003, due to a stronger euro, higher sales volumes and six additional shipping days in the first quarter of 2004. The January 1, 2003, imposition of a mandatory deposit on most one-way containers (including beer, carbonated soft drinks and water) in Germany is continuing to negatively affect sales to German customers from our European plants. During the first quarter of 2004, we completed the conversion of one line in Germany from steel to aluminum, which will allow us to sell more cans to fillers in some of the other European countries, as well as to German brewers for their export products. Operating margins also improved in Europe due to a combination of higher sales volumes in the first quarter of 2004 and the fact that last year’s first quarter results were reduced by purchase accounting adjustments of $5.5 million which increased Ball Packaging Europe’s cost of sales.

Ball will begin construction in the second quarter of 2004 on a new beverage can plant in Belgrade, Serbia, to serve the growing demand for beverage cans in southern and eastern Europe. We currently expect the new plant to be operational during the second quarter of 2005.

The German mandatory deposit situation is not expected to improve until the deposit is eliminated by meeting mandatory refill quotas or until it is resolved by various courts, intervention by the European Union or by the implementation of one or more return systems covering all relevant market segments. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries.

Earnings before taxes in the PRC continue to improve due largely to the effects of cost reduction initiatives from business consolidation actions taken in 2001.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment in the first quarter of 2004 were 22 percent higher than in the first quarter of 2003. The increase is due to a combination of newly awarded contracts and additions to previously awarded contracts. Operating margins decreased in the first three months compared to the first three months of 2003, which were abnormally high due to the inclusion of completion payments of $4 million related to the completion of NASA’s Ice, Cloud and Land Elevation Satellite (ICESat) program. During the first quarter of 2004, our defense operations business unit was part of a team that was awarded a contract to develop and initially operate the Space-Based Surveillance System (SBSS) for the U.S. Air Force. The system will detect and track space objects such as satellites and orbital debris.

Contracted backlog in the aerospace and technologies segment at April 4, 2004, was $606 million compared to a backlog of $644 million at December 31, 2003, and $492 million at March 30, 2003. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling and Administrative

Selling and administrative expenses were $71.1 million in the first three months of 2004 compared to $56.7 million for the same period in 2003. The increase in 2004 is primarily the result of higher employee costs, including pension expense and incentive costs, fees and other costs associated with Sarbanes-Oxley compliance and the effects of foreign exchange rates.

Interest and Taxes

Consolidated interest expense in the first quarter of 2004 was $28.3 million compared to $32 million in the first quarter of 2003. The lower expense in 2004 was associated primarily with lower average borrowings and rates.

The consolidated effective income tax rate for the first quarter of 2004 decreased to 32.7 percent from 35 percent for the same period in 2003. The lower rate was the result of a reduced consolidated European income tax rate due to lower profits in Germany, reflecting the impact of the mandatory deposit on non-refillable containers imposed on January 1, 2003, and a tax holiday in Poland.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $69.4 million in the first quarter of 2004 compared to $304.5 million in the first quarter of 2003. The higher amount used in the first three months of 2003 included $138.3 million for the payment in January 2003 of an accrued withholding tax obligation related to the acquisition of Ball Packaging Europe, which was funded by the seller at the time of closing by the inclusion of €131 million of additional cash. Improved earnings and higher accounts payable in the first quarter of 2004 helped to offset increases in accounts receivable and inventories. Capital spending of $34.9 million in the first three months of 2004 was well below depreciation and amortization expense of $53.8 million.

Based on information currently available, we estimate cash flows from operating activities for 2004 to be between $475 million and $500 million and capital spending to be between $175 million and $200 million. The majority of the increase in forecasted capital spending in 2004 compared to actual spending in 2003 is for the construction of a new beverage can manufacturing plant in Belgrade, Serbia. Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be between $30 million and $40 million in 2004. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2004. Payments to participants in the unfunded German plans are expected to be approximately €17 million for the full year (approximately $21 million based on current foreign exchange rates).

Interest-bearing debt increased to $1,841.2 million at April 4, 2004, compared to $1,686.9 million at December 31, 2003. This increase includes $190.1 million for working capital needs and the acquisition of Ball Western Can, partially offset by improved net earnings and foreign exchange rates. At April 4, 2004, approximately $296 million was available under the multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of approximately $222 million at the end of the first quarter, of which $139.5 million was outstanding.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B. Corresponding amounts were borrowed at lower interest rates under available short-term uncommitted lines of credit. At the time of the early repayment, the interest rate on the remaining euro portion of the Term Loan B was reduced by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of the unamortized deferred financing costs associated with the repaid portion of the Term B loans.

The company has a receivables sales agreement which provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $175 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140. Net funds received from the sale of the accounts receivable totaled $148.6 million at April 4, 2004, and $175 million at December 31, 2003.

The company was not in default of any loan agreement at April 4, 2004, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 15 and 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and fluctuations in prices of the company’s common stock in regard to common share repurchases. Although the instruments utilized involve varying degrees of credit and interest risk, the counter parties to the agreements are financial institutions, which are expected to perform fully under the terms of the agreements.

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the first quarter 2004 expire within one year. Included in shareholders’ equity at April 4, 2004, within accumulated other comprehensive loss, is approximately $18 million of net gain associated with these contracts, of which $8.6 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months. All gains on these derivative contracts will be offset by lower revenue, respectively, from fixed price sales contracts.

North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most North American food can sales contracts incorporate annually negotiated steel costs. We continue to have discussions with the steel producers regarding potential surcharges and are attempting to reduce their amount. If surcharges do materialize, we anticipate the ability to pass along these surcharges to our customers.

In Europe and Asia, the company manages the aluminum and steel raw material commodity price risks through annual contracts for the purchase of the materials, as well as the sale of cans and ends, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass through pricing arrangements. The company additionally uses forward and option contracts as cash flow hedges to manage future aluminum price risk exposures for those sales contracts where there is not a pass through arrangement to minimize the company’s exposure to significant price changes. Included in shareholders' equity at April 4, 2004, within accumulated other comprehensive loss, is approximately $4.6 million of net gain associated with these contracts, which is expected to be recognized in the consolidated statement of earnings during the next 12 months. All gains on these derivative contracts will be offset by lower revenue from fixed price sales contracts.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at April 4, 2004, included pay-floating and pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to three years. Approximately $2.8 million of net gain associated with these contracts is included in accumulated other comprehensive loss at April 4, 2004, of which approximately $1 million of net income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty and Chinese renminbi. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the first quarter 2004 expire within one year and their fair value was a net loss of $3.9 million. Approximately $3.1 million of net loss, which is included in accumulated other comprehensive loss, is expected to be recognized over the next 12 months related to these contracts.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. Our objective in selling put options is to lower the average purchase price of acquired shares. The put option contracts allow us to determine the method of settlement, either in cash or shares. There were no put option contracts outstanding at April 4, 2004.

Sensitivity Analysis

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of April 4, 2004, did not differ materially from the amounts reported as of December 31, 2003. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.    CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in an evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that they were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the first quarter of 2004, there were no changes in our internal controls over financial reporting that materially affected, or reasonably likely could materially affect, our internal controls over financial reporting.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

There were no significant updates to the company’s legal proceedings under Item 1 for the quarter ended April 4, 2004.

Item 2.  Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended April 4, 2004.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(c)

January 1 to February 8, 2004	50,000	(a)	$59.087	50,000
February 9 to March 7, 2004	--		--	--
March 8 to April 4, 2004	292,800	(b)	$65.679	292,800

Total	342,800		$64.718	342,800	2,258,000(d)

(a)   Includes 20,000 shares repurchased in connection with an option exercise and open market purchases of 30,000 shares.
(b)  Open market purchases.
(c)  The company has an ongoing informal repurchase program for which shares are authorized by Ball's Board of Directors as needed. The most recent authorization occurred in January 2002 for 5 million shares.
(d)  As of April 4, 2004.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended April 4, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended April 4, 2004.

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended April 4, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1	Third Amendment to Credit Agreement dated March 19, 2004, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders

20.1	Subsidiary Guarantees of Debt

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

99.1	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)     Reports on Form 8-K

A Current Report on Form 8-K was furnished on January 29, 2004, which furnished Ball’s quarterly earnings release under Item 9, pursuant to Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation (Registrant) By: /s/ Raymond J. Seabrook Raymond J. Seabrook Senior Vice President and Chief Financial Officer

Date:    May 12, 2004

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
April 4, 2004

EXHIBIT INDEX

Description	Exhibit
Third Amendment to Credit Agreement dated March 19, 2004, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as
Administrative Agent for the lenders. (Filed herewith.)	EX 10.1

Subsidiary Guarantees of Debt (Filed herewith.)	EX-20.1

Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman
of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond
J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation
(Filed herewith.)	EX-31

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