Form 10-Q
period 2004-07-04
BALL CORP
filed 2004-08-11
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     July 4, 2004

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
YES [X]  NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 4, 2004
Common Stock,
without par value	56,184,282 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended July 4, 2004

PART I.    FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003

Net sales	$1,467.2	$1,353.3	$2,698.7	$2,424.2

Costs and expenses
Cost of sales (excluding depreciation and	1,193.5	1,103.1	2,206.0	1,989.1
amortization)
Depreciation and amortization (Notes 8 and 10)	52.2	51.5	106.0	101.4
Business consolidation costs (Note 5)	--	--	--	1.4
Selling and administrative	67.7	60.5	138.8	117.2

	1,313.4	1,215.1	2,450.8	2,209.1

Earnings before interest and taxes	153.8	138.2	247.9	215.1

Interest expense	25.0	33.4	53.3	65.4

Earnings before taxes	128.8	104.8	194.6	149.7
Tax provision	(40.8)	(33.5)	(62.3)	(49.2)
Minority interests	(0.2)	(0.2)	(0.5)	(0.5)
Equity in results of affiliates	2.9	3.2	5.7	5.8

Net earnings	$90.7	$74.3	$137.5	$105.8

Earnings per share (Notes 13 and 14):
Basic	$1.64	$1.33	$2.48	$1.89
Diluted	$1.60	$1.30	$2.41	$1.84

Weighted average common shares outstanding (in thousands) (Note 14):
Basic	55,368	56,054	55,524	56,108
Diluted	56,850	57,306	57,009	57,380

Cash dividends declared and paid, per common share (Note 13)	$0.15	$0.09	$0.30	$0.18

               See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	July 4, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$35.9	$36.5
Receivables, net (Note 6)	502.5	250.1
Inventories, net (Note 7)	607.9	546.2
Deferred taxes and prepaid expenses	77.0	90.7

Total current assets	1,223.3	923.5

Property, plant and equipment, net (Note 8)	1,455.9	1,471.1
Goodwill (Note 9)	1,314.4	1,336.9
Intangibles and other assets, net (Note 10)	341.5	338.1

Total Assets	$4,335.1	$4,069.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$157.8	$107.6
Accounts payable	482.0	349.7
Accrued employee costs	152.0	180.6
Income taxes payable	89.6	75.0
Other current liabilities	139.4	148.2

Total current liabilities	1,020.8	861.1

Long-term debt (Note 11)	1,584.1	1,579.3
Employee benefit obligations (Note 12)	711.1	701.7
Deferred taxes and other liabilities	120.7	113.5

Total liabilities	3,436.7	3,255.6

Contingencies (Note 15)
Minority interests	6.5	6.2

Shareholders’ equity (Note 13)
Common stock (78,428,672 shares issued - 2004;
77,942,355 shares issued - 2003)	580.5	567.3
Retained earnings	869.7	748.8
Accumulated other comprehensive loss	(7.3)	(1.4)
Treasury stock, at cost (22,244,390 shares - 2004;
21,553,003 shares - 2003)	(551.0)	(506.9)

Total shareholders’ equity	891.9	807.8

Total Liabilities and Shareholders’ Equity	$4,335.1	$4,069.6

               See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended
	July 4, 2004	June 29, 2003
Cash flows from operating activities
Net earnings	$137.5	$105.8
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Depreciation and amortization	106.0	101.4
Deferred taxes	17.0	15.8
Other, net	3.2	(14.1)
Withholding tax payment related to European acquisition	--	(138.3)
Changes in other working capital components, excluding effects of acquisitions	(163.2)	(199.8)

Net cash provided by (used in) operating activities	100.5	(129.2)

Cash flows from investing activities
Additions to property, plant and equipment	(67.4)	(71.9)
Business acquisitions, net of cash acquired (Note 4)	(30.0)	(28.0)
Ball Packaging Europe purchase price adjustment	--	27.8
Other, net	(6.4)	(9.1)

Net cash used in investing activities	(103.8)	(81.2)

Cash flows from financing activities
Long-term borrowings	83.6	36.9
Repayments of long-term borrowings	(70.4)	(33.3)
Change in short-term borrowings	48.7	16.5
Proceeds from issuance of common stock under various employee and shareholder plans	16.8	15.5
Acquisitions of treasury stock	(58.9)	(39.4)
Common dividends	(16.7)	(10.0)
Other, net	(0.5)	(0.5)

Net cash provided by (used in) financing activities	2.6	(14.3)

Effect of exchange rate changes on cash	0.1	5.3

Net Change in Cash and Cash Equivalents	(0.6)	(219.4)
Cash and Cash Equivalents - Beginning of Period	36.5	259.2

Cash and Cash Equivalents - End of Period	$35.9	$39.8

               See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
July 4, 2004

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As of January 1, 2004, the results of subsidiaries and equity affiliates in the People’s Republic of China (PRC) are no longer reflected in the consolidated financial statements on a one-month lag. The change did not have a significant impact on the consolidated financial statements in the three months and six months ended July 4, 2004.

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in our company’s latest annual report.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and conditions. However, we believe that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $2.4 million and $6 million for the second quarter and six months ended July 4, 2004, respectively, and $0.6 million and $2.9 million for the comparable periods in 2003, respectively. If the fair value based method had been used, after-tax stock-based compensation would have been $2.3 million and $4.7 million for the second quarter and six months ended July 4, 2004, respectively, and $2.2 million and $4 million for the comparable periods in 2003, respectively. Diluted earnings per share would have been the same for the second quarter of 2004 and higher by $0.02 for the first six months using the fair value based method. For the three months and six months ended June 29, 2003, diluted earnings per share would have been higher by $0.03 and $0.02, respectively. Further details regarding the expense calculated under the fair-value-based method are provided in Note 13.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.  New Accounting Standards

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the MPDIM Act) was signed into law. The MPDIM Act expanded Medicare to include, for the first time, coverage for prescription drugs. Ball expects that this legislation may eventually reduce the company’s costs for its retiree medical programs. As permitted in Financial Accounting Standards Board (FASB) Staff Position FAS 106-1, Ball elected to defer financial recognition of this legislation until authoritative guidance on the accounting for the federal subsidy was issued. In May 2004, the FASB issued Staff Position FAS 106-2, which supersedes Staff Position 106-1 and provides guidance and disclosure for the subsidy. Staff Position FAS 106-2 is effective for Ball in the third quarter of 2004. The company has not yet fully evaluated the impact of the MPDIM Act and the subsidy and has not determined what changes, if any, would need to be made to current benefits to qualify for the subsidy.

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

North American Packaging

North American packaging consists of operations in the U.S. and Canada, which manufacture metal and polyethylene terephthalate (PET) plastic containers, primarily for use in beverage and food packaging.

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

Summary of Business by Segment	Three Months Ended		Six Months Ended
($ in millions)	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net Sales
North American metal beverage	$663.8	$639.8	$1,213.1	$1,141.8
North American metal food	173.9	162.6	319.0	284.4
North American plastic containers	107.7	103.5	200.7	190.5

Total North American packaging	945.4	905.9	1,732.8	1,616.7

Europe metal beverage	319.0	296.8	561.0	491.9
Asia metal beverage and plastic containers	32.5	24.3	74.3	57.8

Total international packaging	351.5	321.1	635.3	549.7

Aerospace and technologies	170.3	126.3	330.6	257.8

Consolidated net sales	$1,467.2	$1,353.3	$2,698.7	$2,424.2

Consolidated Net Earnings
North American packaging	$91.4	$80.3	$158.0	$135.9
International packaging	62.1	50.4	89.7	64.7
Aerospace and technologies	12.0	11.0	23.2	27.1

Segment earnings before interest and taxes	165.5	141.7	270.9	227.7
Corporate undistributed expenses, net	(11.7)	(3.5)	(23.0)	(12.6)

Earnings before interest and taxes	153.8	138.2	247.9	215.1
Interest expense	(25.0)	(33.4)	(53.3)	(65.4)
Tax provision	(40.8)	(33.5)	(62.3)	(49.2)
Minority interests	(0.2)	(0.2)	(0.5)	(0.5)
Equity in results of affiliates	2.9	3.2	5.7	5.8

Consolidated net earnings	$90.7	$74.3	$137.5	$105.8

($ in millions)	July 4, 2004	December 31, 2003
Total Assets
North American packaging	$2,371.2	$2,165.7
International packaging	2,081.6	2,027.8
Aerospace and technologies	281.7	278.6
Segment eliminations	(739.1)	(687.3)

Segment assets	3,995.4	3,784.8
Corporate assets net of eliminations	339.7	284.8

Consolidated assets	$4,335.1	$4,069.6

4.  Acquisitions

Ball Western Can Company, LLC (Ball Western Can)

On March 17, 2004, we acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can for $30 million. Ball Western Can, located in Oakdale, California, was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball under the equity method of accounting. The acquisition has been accounted for as a purchase and, accordingly, has been included in our consolidated financial statements effective from the acquisition date. Contemporaneous with the acquisition, Ball and ConAgra’s parent company, ConAgra Foods Inc., entered into a long-term agreement under which Ball will provide metal food containers to ConAgra manufacturing locations in California. The acquisition of Ball Western Can is not significant to the North American packaging segment.

Metal Packaging International, Inc. (MPI)

On March 11, 2003, Ball acquired MPI, a manufacturer of aluminum beverage can ends, for $28 million. MPI produced just over 2 billion ends per year, primarily for soft drink companies. The MPI plant, which had approximately 100 employees and was located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities. Employee-related costs and decomissioning costs of $0.2 have yet to be incurred and paid as of July 4, 2004. The acquisition of MPI is not significant to the North American packaging segment.

5.  Business Consolidation Costs

In February 2003 we announced the closure of our Blytheville, Arkansas, metal food container plant to address decreased demand for three-piece welded food containers. The plant was closed in the second quarter of 2003 and its operations were consolidated into our Springdale, Arkansas, plant. In connection with the closure, a charge of $1.9 million was recorded, partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000, was recorded in the first quarter of 2003.

During the past several years, in addition to the closure of the Blytheville, Arkansas, plant discussed above, Ball has taken various actions to address overcapacity and decreased demand in its businesses, as well as to increase productivity. In the North American packaging segment, these actions included the closure of its Moultrie, Georgia, beverage can manufacturing plant in December 2001; the relocation of its plastics office from Georgia to Colorado in 2003; and the relocation of a research and development facility from Georgia to Colorado, completed during the second quarter of 2004. Significant activities in the PRC included exiting the general line metal can business and closing two PRC beverage can plants. In the aerospace and technologies segment, we ceased operations in two commercial developmental product lines during the second quarter of 2001 and wrote off an equity investment in an aerospace company in the fourth quarter of 2002.

The following table summarizes the activity during the first half of 2004 in the remaining reserves related to the above business consolidation activities:

($ in millions)	Pension/ Employee Costs	Other Assets/ Costs	Total
Balance at December 31, 2003	$2.7	$5.7	$8.4
Payments and other activity	(0.6)	(0.3)	(0.9)

Balance at July 4, 2004	$2.1	$5.4	$7.5

The restructuring activities in all regions have been completed with severance and other benefit payments, the liquidation of certain investments and the sale of certain assets still in process at July 4, 2004. The balances remaining in the reserves at July 4, 2004, relate primarily to the liquidation of investments in the PRC, which will be completed as soon as the necessary PRC government approvals have been obtained. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was less than $1 million at July 4, 2004.

In addition to the above activities, Ball Packaging Europe closed its plant in Runcorn, England, at the end of December 2003. The costs of the plant closure, along with costs associated with a line conversion and a line shut down at other plants in Germany, estimated to be €11.9 million in total, were accounted for in the opening balance sheet of Ball Packaging Europe. These costs included €8.7 million for employee termination costs and €3.2 million for decommissioning costs, of which approximately €7 million have been paid. These actions are expected to be substantially completed by the end of 2004. The carrying value of fixed assets remaining for sale in connection with the European consolidation activities was €3 million at July 4, 2004.

Subsequent changes to the estimated costs of the above business consolidation activities, if any, will be included in current-period earnings and identified as net business consolidation gains or costs.

6.  Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million (increased during the second quarter of 2004 from the previous limit of $175 million). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140. Net funds received from the sale of the accounts receivable totaled $199.7 million at July 4, 2004, and $175 million at December 31, 2003.

7.  Inventories

($ in millions)	July 4, 2004	December 31, 2003
Raw materials and supplies	$201.6	$199.6
Work in process and finished goods	406.3	346.6

	$607.9	$546.2

8.  Property, Plant and Equipment

($ in millions)	July 4, 2004	December 31, 2003

Land	$79.4	$75.0
Buildings	701.0	681.0
Machinery and equipment	2,019.5	1,980.9

	2,799.9	2,736.9
Accumulated depreciation	(1,344.0)	(1,265.8)

	$1,455.9	$1,471.1

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $48.9 million and $99.5 million for the three months and six months ended July 4, 2004, respectively, and $48.5 million and $95.6 million for the three months and six months ended June 29, 2003, respectively. The change in the net property, plant and equipment balance is the result of capital spending offset by depreciation and the effects of foreign exchange rates.

9.  Goodwill

($ in millions)	North American Packaging	International Packaging	Total
Balance at December 31, 2003	$355.6	$981.3	$1,336.9
Purchase accounting adjustments	(1.1)	--	(1.1)
Effects of foreign exchange rates	(1.0)	(20.4)	(21.4)

Balance at July 4, 2004	$353.5	$960.9	$1,314.4

In accordance with SFAS No. 142, goodwill is not amortized but rather tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

10.  Intangibles and Other Assets

($ in millions)	July 4, 2004	December 31, 2003
Investments in affiliates	$94.4	$92.8
Prepaid pension and related intangible asset	90.6	91.2
Intangibles (net of accumulated amortization of $36.4 at	59.2	66.7
July 4, 2004, and $30.1 at December 31, 2003)
Deferred financing costs	29.1	32.5
Other	68.2	54.9

	$341.5	$338.1

Total amortization expense of intangible assets amounted to $3.3 million and $6.5 million for the three months and six months ended July 4, 2004, respectively, and $3 million and $5.8 million for the comparable periods in 2003, respectively. Based on intangible assets and foreign exchange rates as of July 4, 2004, total annual intangible asset amortization expense is expected to be approximately $12 million in 2004 and between approximately $9 million and $11 million in each of the next five years.

11.  Debt

Long-term debt consisted of the following:

	July 4, 2004			December 31, 2003
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $
Notes Payable
7.75% Senior Notes due August 2006		$300.0	$300.0		$300.0	$300.0
6.875% Senior Notes due December 2012		$550.0	550.0		$550.0	550.0
(excluding premium of $4.7 million in 2004 and
$4.8 million in 2003)
Senior Credit Facilities (at variable rates)
Term Loan A, Euro denominated due December 2007		€84.0	103.5		€96.0	120.8
Term Loan A, British sterling denominated due		£55.3	101.4		£63.2	112.9
December 2007
Term Loan B, Euro denominated due December 2009		€233.8	288.1		€266.1	334.7
Term Loan B, U.S. dollar denominated due December
2009		$186.0	186.0		$186.9	186.9
Multi-currency revolver, U.S. dollar equivalent		$60.0	60.0		$--	--
Multi-currency revolver, Canadian dollar equivalent	C$	14.0	10.6	C$	--	--
Industrial Development Revenue Bonds
Variable rates due through 2011		$27.1	27.1		$27.1	27.1
Other		Various	27.3		Various	15.2

			1,654.0			1,647.6
Less: Current portion of long-term debt			(69.9)			(68.3)

			$1,584.1			$1,579.3

At July 4, 2004, taking into account outstanding letters of credit, approximately $335 million was available under the multi-currency revolving credit facilities, which provide for up to $450 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $102 million at July 4, 2004, of which $87.9 million was outstanding and due on demand.

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

The company was not in default of any loan agreement at July 4, 2004, and has met all debt payment obligations.

12.  Employee Benefit Obligations

($ in millions)	July 4, 2004	December 31, 2003
Total defined benefit pension liability	$470.3	$470.8
Less current defined benefit pension liability	(17.1)	(24.6)

Long-term defined benefit pension liability	453.2	446.2
Retiree medical and other post-employment benefits	132.1	119.6
Deferred compensation plans	111.1	103.7
Other	14.7	32.2

	$711.1	$701.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	July 4, 2004			June 29, 2003
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$5.5	$2.1	$7.6	$4.7	$2.0	$6.7
Interest cost	9.5	7.0	16.5	9.0	6.5	15.5
Expected return on plan assets	(11.0)	(3.2)	(14.2)	(10.6)	(2.6)	(13.2)
Amortization of prior service cost	1.1	(0.1)	1.0	0.8	--	0.8
Recognized net actuarial loss	3.2	0.3	3.5	2.3	0.2	2.5

Net periodic benefit cost	$8.3	$6.1	$14.4	$6.2	$6.1	$12.3

	Six Months Ended
	July 4, 2004			June 29, 2003
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$11.0	$4.3	$15.3	$9.4	$3.9	$13.3
Interest cost	18.9	14.2	33.1	18.1	13.0	31.1
Expected return on plan assets	(21.9)	(6.3)	(28.2)	(21.2)	(5.1)	(26.3)
Amortization of prior service cost	2.0	--	2.0	1.5	--	1.5
Recognized net actuarial loss	6.4	0.6	7.0	4.6	0.5	5.1

Net periodic benefit cost	$16.4	$12.8	$29.2	$12.4	$12.3	$24.7

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $15.6 million in the first six months of 2004. The total contributions to these funded plans are expected to be approximately $40 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2004. Payments to participants in the unfunded German plans were €8.4 million ($10.2 million) in the first six months of 2004 and are expected to be approximately €17 million for the full year (approximately $21 million at current foreign exchange rates).

13.  Shareholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)		Effective Financial Derivatives(b)	Accumulated Other Comprehensive Loss
December 31, 2003	$80.7	$(93.	1)	$11.0	$(1.4)
Change	(13.8)	--		7.9	(5.9)

July 4, 2004	$66.9	$(93.	1)	$18.9	$(7.3)

(a)     The minimum pension liability is adjusted annually as of December 31 of each year.
(b)     Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

The following table summarizes total comprehensive earnings for 2004 and 2003:

	Three Months Ended		Six Months Ended
($ in millions)	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Comprehensive Earnings
Net earnings	$90.7	$74.3	$137.5	$105.8
Foreign currency translation adjustment	13.2	39.1	(13.8)	53.7
Effect of derivative instruments	(4.0)	2.9	7.9	8.3

Comprehensive earnings	$99.9	$116.3	$131.6	$167.8

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $3.1 million and $8.4 million of expense in connection with this program in the second quarter and six months ended July 4, 2004, respectively, and $0.3 million and $3.9 million for the comparable periods in 2003. The variances in expense recorded are the result of the timing and vesting of the share grants, as well as the higher price of Ball stock. The deposit share program was amended and restated in April 2004 and further awards of up to 178,500 shares have been made, of which 109,030 grants have occurred as of July 4, 2004. Participants in this award have until April 2005 to acquire shares in order to receive the matching restricted share grants.

Prior to passage of the Sarbanes-Oxley Act of 2002 (the Act), Ball guaranteed loans made by a third party bank to certain participants in the deposit share program, of which $3.3 million of grandfathered loans were outstanding at July 4, 2004. In the event of a participant default, Ball would pursue payment from the participant. The Act provides that companies may no longer guarantee such loans for its executive officers. In accordance with the provisions of the Act, the company has not and will not guarantee any additional loans to its executive officers.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At July 4, 2004, there were 2,720,930 options outstanding under these plans at a weighted average exercise price of $34.29 per share, of which 1,744,157 were exercisable at a weighted average exercise price of $25.38 per share.

Ball accounts for its stock-based compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize compensation based upon the calculated fair value of the options granted after 1994, earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Stock-based compensation as reported, net of tax	$2.4	$0.6	$6.0	$2.9
Pro forma effect of fair value based method	(0.1)	1.6	(1.3)	1.1

Pro forma stock-based compensation, net of tax	$2.3	$2.2	$4.7	$4.0

Net earnings as reported	$90.7	$74.3	$137.5	$105.8
Pro forma effect of fair value based method	0.1	(1.6)	1.3	(1.1)

Pro forma net earnings	$90.8	$72.7	$138.8	$104.7

Basic earnings per share as reported	$1.64	$1.33	$2.48	$1.89
Pro forma basic earnings per share	1.64	1.30	2.50	1.87

Diluted earnings per share as reported	$1.60	$1.30	$2.41	$1.84
Pro forma diluted earnings per share	1.60	1.27	2.43	1.82

Subsequent Event

On July 28, 2004, the company’s Board of Directors declared a two-for-one stock split and increased the quarterly dividend. The distribution date for the stock split is August 23, 2004, for shareholders of record on August 4, 2004, and the dividend of 10 cents per post-split share, a 33 percent increase over the previous dividend, will be payable September 15, 2004, to shareholders of record on September 1, 2004. Ball’s board also authorized the repurchase of up to 12 million of the company’s post-split shares. This authorization replaced all previous authorizations.

If the stock split had occurred as of July 4, 2004, earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Basic earnings per share as reported	$1.64	$1.33	$2.48	$1.89
Pro forma post-split basic earnings per share	0.82	0.66	1.24	0.94

Diluted earnings per share as reported	$1.60	$1.30	$2.41	$1.84
Pro forma post-split diluted earnings per share	0.80	0.65	1.21	0.92

As a result of the stock split, the rights attaching to the shares (pursuant to the Rights Agreement dated January 24, 1996) automatically split so that one-quarter of a right attaches to each share of Ball Corporation common stock outstanding upon the effective date of the stock split. Ball previously split the company’s common stock on February 22, 2002.

14.  Earnings Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Diluted Earnings per Share:
Net earnings	$90.7	$74.3	$137.5	$105.8

Weighted average common shares (000s)	55,368	56,054	55,524	56,108
Effect of dilutive stock options	1,482	1,252	1,485	1,272

Weighted average shares applicable	56,850	57,306	57,009	57,380
to diluted earnings per share

Diluted earnings per share	$1.60	$1.30	$2.41	$1.84

For 2004 and 2003, 249,450 outstanding options and 322,700 outstanding options, respectively, were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price was higher than the average closing market price of common stock for the period).

Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

15.  Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which the company participates. We do business in countries outside the U.S., have changing commodity prices for the materials used in the manufacture of our packaging products and participate in changing capital markets. Where management considers it warranted, we reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

From time to time, the company is subject to routine litigation incident to its businesses. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. Our information at this time does not indicate that these matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Due to political and legal uncertainties in Germany, no nationwide system for returning containers was in place at the time a mandatory deposit was imposed in January 2003 and many retailers stopped carrying beverages in nonrefillable containers. The situation is not expected to improve until the deposit is eliminated by once again meeting the mandatory refill quotas or until it is resolved by various courts, intervention by the European Union or by the implementation of one or more return systems covering all relevant market segments. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European nations. We also closed a plant in the United Kingdom, delayed capital investment projects in France and Poland and have converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany.

16.  Indemnifications and Guarantees

During the normal course of business, the company or the appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services, guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements, indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases, indemnities pursuant to agreements relating to the company’s joint ventures, indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of the businesses, and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in many circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreement and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreement, or under the applicable tranche. The company is not in default under the above notes or credit facilities.

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first and foremost to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders which would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (see Note 6). The company, the appropriate subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage and food industries. Our packaging products are produced for a variety of end uses and are manufactured in approximately 50 plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage and food producers with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage and food companies in North America, Europe and the People’s Republic of China (PRC), as does our equity joint venture in Brazil. Because of our customer concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or a change in a supply agreement with a major customer, although our long-term customer relationships and contracts mitigate this risk.

In the rigid packaging industry in the U.S. and Canada, sales and earnings are improved by reducing costs, developing new products, volume expansion and increasing pricing where possible. Beverage can market growth in Europe has historically been higher than in the U.S. and Canada (excluding the German mandatory deposit situation) and higher market growth is expected to continue, particularly in eastern and southern Europe. We plan to capitalize on this European growth by building a new beverage can manufacturing plant in Belgrade, Serbia, which will service these rapidly growing regions. We recently began construction on the plant and have it targeted to be operational in the second quarter of 2005.

Our packaging revenues outside of North America accounted for 24 percent of consolidated net sales in the first six months of 2004. Due to our acquisition of Ball Packaging Europe in December 2002, Ball’s consolidated earnings have become more exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in the “Financial Instruments and Risk Management” section.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the ever-expanding needs of our beverage and food customers. This innovation includes new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging in order to meet our customers’ demands for new packaging alternatives. This packaging development activity helps us maintain and expand our supply positions with major beverage and food customers.

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

We recognize that attracting and retaining quality employees is critically important to the success of Ball and, because of this, we work to pay employees competitively and encourage their prudent ownership in the company’s common stock. For most management employees, a portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, many employees, regardless of organizational level, have opportunities to participate as Ball shareholders. In January 2004 we expanded our employee stock purchase program to Ball Packaging Europe employees in Germany. We are in the process of expanding it further to Ball employees in other European countries and in the PRC.

In recognition of the company’s performance, the company’s Board of Directors declared a two-for-one stock split and increased the quarterly dividend. The distribution date for the stock split is August 23, 2004, for shareholders of record on August 4, 2004, and the dividend of 10 cents per post-split share, a 33 percent increase over the previous dividend, will be payable September 15, 2004, to shareholders of record on September 1, 2004. Ball’s board also authorized the repurchase of up to 12 million of the company’s post-split shares. This authorization replaced all previous authorizations.

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment sales or earnings.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging, and polyethylene terephthalate (PET) plastic container products, used principally in beverage packaging. This segment accounted for 64 percent of consolidated net sales in the second quarter and first six months of 2004.

The North American packaging segment’s sales and net earnings for the first quarter and six months of 2004 included six more shipping days than in the first quarter of 2003, while the second quarter of each year each contained 91 days. The company’s fourth quarter of 2004 will have five fewer days than in the fourth quarter of 2003.

Metal Beverage Container Sales

North American metal beverage container sales, which represented approximately 70 percent of North American packaging segment sales in the second quarter and first six months of 2004, were 4 percent and 6 percent higher, respectively, than in the second quarter and first six months of 2003. Contributing to the increase were the six additional shipping days in the first quarter of 2004 compared to 2003 and increased volumes in our 12 ounce and specialty can products. Sales through the first quarter of this year were also improved from the acquisition of Metal Packaging International, Inc. (MPI).

On March 11, 2003, we acquired MPI for $28 million, net of cash acquired. MPI produced just over 2 billion beverage can ends per year, primarily for soft drink companies. The MPI plant, which was located in Northglenn, Colorado, was closed during the second quarter of 2003 and the volumes were consolidated into other Ball facilities.

Metal Food Container Sales

North American metal food container sales, which comprised approximately 18 percent of segment sales in the first three and six months of 2004, were 7 percent above the second quarter of 2003 and 12 percent above the first six months of 2003. Sales benefited from the extra shipping days in the first quarter of 2004, the acquisition of Ball Western Can Company, LLC (Ball Western Can) in March 2004 (discussed below) and higher volumes due partially to customers pre-buying in advance of steel surcharges levied by North American steel producers. Although steel supplies were somewhat restricted during the quarter, we were able to avoid disruptions in service to our customers through coordinated company purchasing and scheduling efforts, as well as the cooperation of our suppliers. We are passing along the steel surcharges to our customers.

The two-piece food can line in the Milwaukee, Wisconsin, plant became fully operational during the fourth quarter of 2003 and is capable of producing over one billion cans per year. We successfully completed our qualification on additional can sizes for Abbot Laboratories’ Ross Products Division.

On March 17, 2004, we acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can for $30 million. Ball Western Can, located in Oakdale, California, was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball under the equity method of accounting. Ball and ConAgra’s parent company, ConAgra Foods Inc., have signed a long-term agreement under which Ball will provide metal food containers to ConAgra food packing locations in California. The acquisition of Ball Western Can is expected to increase Ball’s metal food can sales volume by approximately one billion units, or 20 percent, on an annualized basis. Ball Western Can’s contribution to North American packaging segment earnings is not forecasted to be significant in 2004, but is expected to improve in 2005.

Plastic Container Sales

Plastic container sales, which accounted for approximately 12 percent of segment sales in the second quarter and first six months of 2004, were 4 percent higher than in the second quarter of 2003 and 5 percent higher than in the first six months. The increase in sales, which are predominantly to water and carbonated soft drink customers, was due to a combination of six additional shipping days in the first quarter of 2004, the pass through to our customers of resin price increases and unanticipated sales due to tight supply in the industry. We continue to focus our development efforts on heat set and multi-layer custom containers.

North American Packaging Segment Earnings

Segment earnings in the North American packaging segment were higher in the second quarter and first six months of 2004 than in the same periods in 2003. The improvement in earnings was the result of higher sales and production volumes, due in part to the extra shipping days, as well as improved product mix. In addition, the first six months of 2003 were negatively affected by start-up costs associated with the new food can line in Milwaukee. Partially offsetting these improvements were pricing pressures on plastic container sales and an increase in cost of sales due to rising raw material costs under the LIFO (last-in-first-out) method of accounting.

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

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia. This segment accounted for 24 percent of consolidated net sales in the second quarter and first six months of 2004.

Ball Packaging Europe, which represents approximately one-third of the European metal beverage can manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, The Netherlands and Poland. European sales improved 8 percent in the second quarter of 2004 compared to the second quarter of 2003 and 14 percent in the first six months of 2004 over 2003. The higher sales were the result of a stronger euro, higher sales volumes and six additional shipping days in the first quarter of 2004. We are beginning to see the benefits of closing a plant in the United Kingdom in the fourth quarter of 2003, shutting down a German line and converting another German line from steel to aluminum during the first quarter of 2004.

The January 1, 2003, imposition of a mandatory deposit on most one-way beverage containers in Germany is continuing to negatively affect sales to German customers from our European plants. The conversion of one line in Germany from steel to aluminum has allowed us to sell more cans to fillers in some of the other European countries, as well as to German brewers for their export products.

Ball recently began construction on a new beverage can plant in Belgrade, Serbia, to serve the growing demand for beverage cans in southern and eastern Europe. We currently expect the new plant to be operational during the second quarter of 2005.

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

International Packaging Segment Earnings

International packaging segment earnings improved due to a stronger euro, higher sales volumes, positive effects in Europe from the plant closure, line shutdown and line conversion discussed above, and operational cost reduction programs including the continued improvement from cost reduction initiatives related to business consolidation actions taken in the PRC in 2001. Also in 2003 segment earnings were negatively impacted by purchase accounting adjustments which increased Ball Packaging Europe’s cost of sales.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment, which represented 12 percent of consolidated net sales, were 35 percent and 28 percent higher in the second quarter and first six months of 2004, respectively, than in the comparable periods of 2003. The record-setting sales resulted from a combination of newly awarded contracts and additions to previously awarded contracts. Net earnings increased in the second quarter of 2004 by 9 percent but decreased 14 percent in the first six months compared to earnings in the same period of 2003. This is in large part due to margins in the first quarter of 2003 being abnormally high due to the inclusion of completion payments of approximately $4 million related to the completion of NASA’s Ice, Cloud and Land Elevation Satellite (ICESat) program.

Some of the high-profile contracts aerospace and technologies segment employees are currently working on include elements of: the Deep Impact mission, which will intercept and study a comet; WorldView, an advanced commercial remote sensing satellite; the James Webb Space Telescope, a follow-on to the Hubble telescope; the Space-Based Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and antennas for the Joint Strike Fighter.

Contracted backlog in the aerospace and technologies segment at July 4, 2004, was $714 million compared to a backlog of $644 million at December 31, 2003, and $680 million at June 29, 2003. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling and Administrative

Selling and administrative expenses were $67.7 million and $138.8 million in the second quarter and first six months of 2004, respectively, compared to $60.5 million and $117.2 million for the same periods in 2003, respectively. The increase in 2004 is primarily the result of higher employee costs, including costs related to the company’s deposit share program, pension and incentive costs, costs associated with Sarbanes-Oxley compliance and the effects of foreign exchange rates.

Interest and Taxes

Consolidated interest expense was $25 million and $53.3 million for the second quarter and six months of 2004, respectively, compared to $33.4 million and $65.4 million for the same periods last year, respectively. The lower expense in 2004 was associated primarily with lower average borrowings and rates.

The consolidated effective income tax rate for the first six months of 2004 decreased to 32 percent from 33 percent for the same period in 2003. The overall effective rate in both years continues to reflect a lower than usual consolidated European income tax rate due to lower profits in Germany, reflecting the impact of the mandatory deposit on non-refillable containers imposed on January 1, 2003, and a tax holiday in Poland.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was $100.5 million in the first six months of 2004 compared to a usage of $129.2 million in the first six months of 2003. The usage in 2003 included $138.3 million for the payment in January 2003 of an accrued withholding tax obligation related to the acquisition of Ball Packaging Europe, which was funded by the seller at the time of closing by the inclusion of €131 million of additional cash. Improved earnings and higher accounts payable in the first six months of 2004 were offset by increases in accounts receivable and inventories. The increase in these working capital items reflected seasonality as well as higher metal costs, which, in most cases, are passed along to the cutomer. Capital spending of $67.4 million in the first six months of 2004 was well below depreciation and amortization expense of $106 million.

Based on information currently available, we estimate 2004 capital spending to be between $175 million and $200 million. The majority of the increase in forecasted capital spending in 2004 compared to actual spending in 2003 is for the construction of a new beverage can manufacturing plant in Belgrade, Serbia. Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $40 million in 2004. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2004 and estimates of 2004 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €17 million for the full year (approximately $21 million based on current foreign exchange rates).

Interest-bearing debt increased to $1,741.9 million at July 4, 2004, compared to $1,686.9 million at December 31, 2003. This increase includes $163.2 million for seasonal working capital needs and the acquisition of Ball Western Can, partially offset by improved operating cash flows and foreign exchange rates. At July 4, 2004, approximately $335 million was available under the multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of approximately $102 million at the end of the second quarter, of which $87.9 million was outstanding.

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

The company has a receivables sales agreement which provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million (increased during the second quarter from the previous limit of $175 million). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. Net funds received from the sale of the accounts receivable totaled $199.7 million at July 4, 2004, and $175 million at December 31, 2003.

The company was not in default of any loan agreement at July 4, 2004, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 15 and 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases. Although the instruments utilized involve varying degrees of credit and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements.

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the second quarter 2004 expire within one year. Included in shareholders’ equity at July 4, 2004, within accumulated other comprehensive loss, is approximately $13.7 million of net gain associated with these contracts, of which $10 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains on these derivative contracts will be offset by lower revenue from fixed price sales contracts.

North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most North American food can sales contracts incorporate annually negotiated steel costs. We are passing along recent steel supplier surcharges to our customers.

In Europe and Asia, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as the sale of cans and ends, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company additionally uses forward and option contracts as cash flow hedges to manage future aluminum price risk exposures for those sales contracts where there is not a pass-through arrangement. Outstanding derivative contracts at the end of the second quarter 2004 expire within four years. Included in shareholders’ equity at July 4, 2004, within accumulated other comprehensive loss, is approximately $4.4 million of net gain associated with these contracts, of which $4.1 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains on these derivative contracts will be offset by decreased revenue from fixed price sales contracts.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at July 4, 2004, included pay-floating and pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to three years. Approximately $3 million of net gain associated with these contracts is included in accumulated other comprehensive loss at July 4, 2004, of which approximately $1.2 million of net income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty and Chinese renminbi. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the second quarter 2004 expire within four years. Approximately $2.1 million of net loss associated with these contracts is included in accumulated other comprehensive loss at July 4, 2004, all of which is expected to be recognized over the next 12 months.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. Our objective in selling put options is to lower the average purchase price of acquired shares. The put option contracts allow us to determine the method of settlement, either in cash or shares. At July 4, 2004, there were put option contracts outstanding for 100,000 shares at a price of $63.50 per share.

Sensitivity Analysis

The company has estimated its market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of a derivative instrument assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses as of July 4, 2004, did not differ materially from the amounts reported as of December 31, 2003. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in an evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that they were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the first six months of 2004, there were no changes in our internal controls over financial reporting that materially affected, or, with reasonable likelihood, could materially affect, our internal controls over financial reporting.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals and results could vary materially from those expressed or implied. From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage cans is heaviest; the loss of one or more major customers; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel and aluminum and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; fiscal and monetary policies established by the United States or foreign governments; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty and schedule of performance associated with such segment contracts; international business and market risks such as the devaluation of international currencies; pricing and ability or inability to sell scrap associated with the production of metal and plastic containers; the ability to invoice and collect accounts receivable related to such segment contracts in the ordinary course of business; international business risks (including foreign exchange rates) in the United States, Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real, and in the foreign exchange rate of the European euro against the British pound and the Polish zloty; terrorist activity or war that disrupts the company’s production, supply, or pricing of raw materials used in the production of the company’s goods and services, including increased energy costs, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The company previously reported that on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp. (renamed Ball Glass Container Corporation [Ball Glass] in 1994), a then wholly-owned subsidiary of the company, the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Saint-Gobain Industries, Inc., and currently wholly owned by Saint-Gobain, received a general notification letter and information request from the EPA, Region IX, notifying Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles County, California. The PRP group organized and drafted an agreement, which Ball Glass executed. The PRP group and the EPA negotiated the terms of an administrative consent order (ACO), which was subsequently revised and finalized with the consent of the EPA. The remedy ACO was filed with the U.S. District Court in Los Angeles effective April 21, 2004, four days after the public comment period expired on April 17, 2004. On June 21, 2004, the order became final. No appeals were filed. On June 30, 2004, the de minimis parties’ settlement in the amount of $3.75 million (Ball’s $412,169 share was paid on November 6, 2003) was distributed to Gould Industries who will place the monies into a qualified settlement fund for its use and performance in performing the site remediation work required by the ACO. The de minimis settlement, incorporated into the ACO, has now become final and the company and subsidiaries will receive contribution protection from the U.S. government against any future litigation at this site. Based on the information at the present time, the company believes that this matter is now resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 2.  Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended July 4, 2004.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 5 to May 2, 2004	--		--	--
May 3 to May 30, 2004	554,883	(a)	$64.21	554,883
May 31 to July 4, 2004	14,988	(a)	$69.92	14,988

Total	569,871		$64.36	569,871	1,688,129	(c)

(a)     Open market purchases.
(b)     The company has an ongoing informal repurchase program for which shares are authorized by Ball’s Board of Directors as needed. In January 2002 the Board authorized 5 million shares. On July 28, 2004, the Board authorized 12 million of its post-split shares (the distribution date of the split is August 23, 2004), which replaced all previous authorizations.
(c)     As of July 4, 2004 (prior to new Board authorization on July 28, 2004, as discussed in (b) above).

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended July 4, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held the Annual Meeting of Shareholders on April 28, 2004. Matters voted upon by proxy, and the results of the votes, were as follows:

	For	Against/ Withheld	Abstained/ Broker Non-Vote
Election of directors for terms expiring in 2007:
Hanno C. Fiedler	45,085,745	1,223,725	--
John F. Lehman	45,061,858	1,247,612	--
George A. Sissel	45,029,374	1,280,096	--
Erik H. van der Kaay	45,498,034	811,436	--

Appointment of PricewaterhouseCoopers LLP as independent
registered public accounting firm for 2004	44,020,119	1,973,625	315,726

Item 5.  Other Information

There were no events required to be reported under Item 5 for the quarter ended July 4, 2004.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1	Ball Corporation Deposit Share Program, as amended

10.2	Ball Corporation Directors’ Deposit Share Program, as amended

20.1	Subsidiary Guarantees of Debt

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

99.1	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

(b)     Reports on Form 8-K

A Current Report on Form 8-K was furnished on April 29, 2004, which furnished Ball’s quarterly earnings release under Item 9, pursuant to Item 12

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation (Registrant) By: /s/ Raymond J. Seabrook Raymond J. Seabrook Senior Vice President and Chief Financial Officer

Date:  August 11, 2004

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
July 4, 2004

EXHIBIT INDEX

Description	Exhibit
Ball Corporation Deposit Share Program (as amended) (Filed herewith.)	EX-10.1

Ball Corporation Directors’ Deposit Share Program (as amended) (Filed herewith.)	EX-10.2

Subsidiary Guarantees of Debt (Filed herewith.)	EX-20.1

Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by
     R. David Hoover, Chairman of the Board, President and Chief Executive
     Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice
President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31

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