Form 10-Q
period 2004-10-03
BALL CORP
filed 2004-11-10
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   October 3, 2004

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock,
without par value	112,604,589 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended October 3, 2004

PART I.        FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended			Nine Months Ended
	October 3, 2004	September 28, 2003		October 3, 2004	September 28, 2003

Net sales	$1,478.7	$1,359.3		$4,177.4	$3,783.5

Costs and expenses
Cost of sales (excluding depreciation and
amortization)	1,196.4	1,105.0		3,402.4	3,094.1
Depreciation and amortization (Notes 8
and 10)	56.7	49.9		162.7	151.3
Business consolidation gains (Note 5)	(6.7)	(3.5)		(6.7)	(2.1)
Selling and administrative	63.0	64.6		201.8	181.8

	1,309.4	1,216.0		3,760.2	3,425.1

Earnings before interest and taxes	169.3	143.3		417.2	358.4

Interest expense before debt refinancing costs	25.7	30.9		79.0	96.3
Debt refinancing costs (Note 11)	--	15.2		--	15.2

Total interest expense	25.7	46.1		79.0	111.5

Earnings before taxes	143.6	97.2		338.2	246.9
Tax provision	(46.3)	(29.1)		(108.6)	(78.3)
Minority interests	(0.3)	(0.2)		(0.8)	(0.7)
Equity in results of affiliates	4.7	0.9		10.4	6.7

Net earnings	$101.7	$68.8		$239.2	$174.6

Earnings per share (Notes 13 and 14):
Basic	$0.92	$0.62	(a)	$2.16	$1.56	(a)
Diluted	$0.90	$0.61	(a)	$2.10	$1.53	(a)

Weighted average common shares outstanding (in thousands) (Note 14):
Basic	110,620	111,328	(a)	110,907	111,917	(a)
Diluted	113,537	113,659	(a)	113,826	114,480	(a)

Cash dividends declared and paid, per common share (Note 13)	$0.10	$0.075	(a)	$0.25	$0.165	(a)

(a)     Amounts have been retroactively restated for the two-for-one stock split discussed in Note 13.

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	October 3, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$67.8	$36.5
Receivables, net (Note 6)	517.5	250.1
Inventories, net (Note 7)	577.2	546.2
Deferred taxes and prepaid expenses	66.0	90.7

Total current assets	1,228.5	923.5
Property, plant and equipment, net (Note 8)	1,437.6	1,471.1
Goodwill (Note 9)	1,323.9	1,336.9
Intangibles and other assets, net (Note 10)	361.9	338.1

Total Assets	$4,351.9	$4,069.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$124.0	$107.6
Accounts payable	468.8	349.7
Accrued employee costs	191.6	180.6
Income taxes payable	111.6	75.0
Other current liabilities	121.0	148.2

Total current liabilities	1,017.0	861.1
Long-term debt (Note 11)	1,499.4	1,579.3
Employee benefit obligations (Note 12)	712.5	701.7
Deferred taxes and other liabilities	122.7	113.5

Total liabilities	3,351.6	3,255.6

Contingencies (Note 15)
Minority interests	6.2	6.2

Shareholders' equity (Note 13)
Common stock (157,120,266 shares issued - 2004;
155,884,710 shares issued - 2003) (a)	587.4	567.3
Retained earnings	960.3	748.8
Accumulated other comprehensive earnings (loss)	1.7	(1.4)
Treasury stock, at cost (44,605,348 shares - 2004; 43,106,006 shares -
2003) (a)	(555.3)	(506.9)

Total shareholders’ equity	994.1	807.8

Total Liabilities and Shareholders’ Equity	$4,351.9	$4,069.6

(a)     Share amounts at December 31, 2003, have been retroactively restated for the two-for-one stock split discussed in
          Note 13.

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended
	October 3, 2004	September 28, 2003
Cash flows from operating activities
Net earnings	$239.2	$174.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	162.7	151.3
Deferred taxes	29.9	35.7
Other, net	(30.3)	(1.7)
Debt refinancing costs:
Debt prepayment costs	--	10.3
Noncash write off of unamortized deferred financing costs	--	4.9
Withholding tax payment related to European acquisition	--	(138.3)
Changes in other working capital components, excluding effects
of acquisitions	(109.7)	(198.6)

Net cash provided by operating activities	291.8	38.2

Cash flows from investing activities
Additions to property, plant and equipment	(99.9)	(98.5)
Business acquisitions, net of cash acquired (Note 4)	(30.0)	(28.0)
Ball Packaging Europe purchase price adjustment	--	31.1
Other, net	(1.0)	(7.1)

Net cash used in investing activities	(130.9)	(102.5)

Cash flows from financing activities
Long-term borrowings	12.8	--
Repayments of long-term borrowings	(86.3)	(97.2)
Change in short-term borrowings	15.1	19.1
Debt prepayment costs	--	(10.3)
Proceeds from issuance of common stock under
various employee and shareholder plans	24.3	25.5
Acquisitions of treasury stock	(67.8)	(56.4)
Common dividends	(27.8)	(18.4)
Other, net	(0.4)	0.8

Net cash used in financing activities	(130.1)	(136.9)

Effect of exchange rate changes on cash	0.5	0.4
Net Change in Cash and Cash Equivalents	31.3	(200.8)
Cash and Cash Equivalents - Beginning of Period	36.5	259.2

Cash and Cash Equivalents - End of Period	$67.8	$58.4

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
October 3, 2004

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. As of January 1, 2004, the results of subsidiaries and equity affiliates in the People’s Republic of China (PRC) are no longer reflected in the consolidated financial statements on a one-month lag. The change did not have a significant impact on the consolidated financial statements in 2004.

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

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $2.5 million and $8.5 million for the three months and nine months ended October 3, 2004, respectively, and $2.5 million and $5.4 million for the comparable periods in 2003, respectively. If the fair-value-based method had been used, after-tax stock-based compensation would have been $2.2 million and $6.9 million for the three months and nine months ended October 3, 2004, respectively, and $2.1 million and $6.5 million for the comparable periods in 2003. The pro forma effect on diluted earnings per share of using the fair-value-based method was insignificant for the third quarters and first nine months of both 2004 and 2003.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.  New Accounting Standards

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the MPDIM Act) was signed into law. The MPDIM Act expanded Medicare to include, for the first time, coverage for prescription drugs. Ball expects that this legislation may eventually reduce the company’s costs for its retiree medical programs. In May 2004, the FASB issued Staff Position FAS 106-2, which provides guidance and disclosure for the subsidy and was effective for Ball in the third quarter of 2004. While the company is awaiting final regulations to be issued to determine the impact, if any, the company believes that any impact will be insignificant.

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

Summary of Business by Segment	Three Months Ended		Nine Months Ended
($ in millions)	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net Sales
North American metal beverage (Note 4)	$608.3	$597.3	$1,821.4	$1,739.1
North American metal food (Note 4)	267.9	211.7	586.9	496.1
North American plastic containers	106.9	98.7	307.6	289.2

Total North American packaging	983.1	907.7	2,715.9	2,524.4

Europe metal beverage	295.7	291.4	856.7	783.3
Asia metal beverage and plastic containers	38.6	35.0	112.9	92.8

Total international packaging	334.3	326.4	969.6	876.1

Aerospace and technologies	161.3	125.2	491.9	383.0

Consolidated net sales	$1,478.7	$1,359.3	$4,177.4	$3,783.5

Consolidated Net Earnings (a)
North American packaging (Note 4)	$101.5	$83.3	$259.5	$219.2
International packaging	65.0	58.6	154.7	123.3
Aerospace and technologies	11.6	10.6	34.8	37.7

Segment earnings before interest and taxes	178.1	152.5	449.0	380.2
Corporate undistributed expenses, net	(8.8)	(9.2)	(31.8)	(21.8)

Earnings before interest and taxes	169.3	143.3	417.2	358.4
Interest expense	(25.7)	(46.1)	(79.0)	(111.5)
Tax provision	(46.3)	(29.1)	(108.6)	(78.3)
Minority interests	(0.3)	(0.2)	(0.8)	(0.7)
Equity in results of affiliates	4.7	0.9	10.4	6.7

Consolidated net earnings	$101.7	$68.8	$239.2	$174.6

(a)     Includes the following business consolidation gains (costs):

	Three Months Ended		Nine Months Ended
($ in millions)	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

North American packaging	$0.7	$--	$0.7	$(1.4)
International packaging	6.0	3.3	6.0	3.3
Aerospace and technologies	--	0.2	--	0.2

	$6.7	$3.5	$6.7	$2.1

($ in millions)	October 3, 2004	December 31, 2003
Total Assets
North American packaging	$2,397.3	$2,165.7
International packaging	2,055.0	2,027.8
Aerospace and technologies	268.0	278.6
Segment eliminations	(802.5)	(687.3)

Segment assets	3,917.8	3,784.8
Corporate assets net of eliminations	434.1	284.8

Consolidated assets	$4,351.9	$4,069.6

4.  Acquisitions

North American Packaging

On March 17, 2004, Ball acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can for $30 million. Ball Western Can, located in Oakdale, California, was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball under the equity method of accounting. The acquisition has been accounted for as a purchase and, accordingly, has been included in our consolidated financial statements effective from the acquisition date. Contemporaneous with the acquisition, Ball and ConAgra’s parent company, ConAgra Foods Inc., entered into a long-term agreement under which Ball will provide metal food containers to ConAgra manufacturing locations in California. The acquisition of Ball Western Can was not significant to the North American packaging segment.

On March 11, 2003, Ball acquired Metal Packaging International, Inc. (MPI), a manufacturer of aluminum beverage can ends for $28 million. MPI produced just over 2 billion ends per year, primarily for soft drink companies. The MPI plant, which had approximately 100 employees and was located in Northglenn, Colorado, was closed during the second quarter of 2003 and sold in October 2004. Remaining employee-related costs and decomissioning costs at October 3, 2004, were insignificant and will be concluded by the end of 2004. The acquisition of MPI was not significant to the North American packaging segment.

5.  Business Consolidation Costs

In the third quarter of 2004, earnings included income of $6 million ($3.8 million after tax) related to the realization of proceeds on assets in the PRC in excess of amounts previously estimated, and costs of liquidation less than anticipated, in a business consolidation charge taken in 2001. The costs and transactions related to the PRC, other than tax clearances from the applicable authorities as the closed facilities are liquidated, will primarily be concluded by the end of the year. In addition, the third quarter results also included $0.7 million of income as costs to complete the shut down of the Atlanta plastics offices and research and development facility, which were relocated from Georgia to Colorado, were less than expected. This concludes all costs related to the shut down of the Atlanta location.

In the second quarter of 2003, we closed our Blytheville, Arkansas, metal food container plant and consolidated its operations into our Springdale, Arkansas, plant. In connection with the closure, a charge of $1.9 million, partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a restructuring charge taken in 2000, was recorded in the first quarter of 2003. All remaining costs are insignificant and will be concluded by the end of the year.

Reserves for the above business consolidation activities at the beginning of 2004 were $8.4 million, upon which payments of $2.4 million have been made through the first nine months of 2004, for remaining reserves of $6 million at October 3, 2004. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was less than $1 million at October 3, 2004.

In addition to the above activities, Ball Packaging Europe closed its plant in Runcorn, England, at the end of December 2003. The costs of the plant closure, along with costs associated with a line conversion and a line shut down at plants in Germany, are estimated to be €11.9 million in total, including €8.7 million for employee termination costs and €3.2 million for decommissioning costs, of which approximately €7.4 million have been paid. The remaining balance of €4.5 million includes €1.4 million of pension benefits to be paid in future periods and €3.1 million of early retirement benefits to be paid under local law in 2005.

Subsequent changes to the estimated costs of the above business consolidation activities, if any, will be included in current-period earnings and identified as net business consolidation gains or costs. However, any decrease in costs related to the Ball Packaging Europe acquisition will reduce goodwill, as these costs were accounted for in the opening balance sheet.

6.  Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million (increased during the second quarter of 2004 from the previous limit of $175 million). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140. Net funds received from the sale of the accounts receivable totaled $199.7 million at October 3, 2004, and $175 million at December 31, 2003.

7.  Inventories

($ in millions)	October 3, 2004	December 31, 2003
Raw materials and supplies	$202.7	$199.6
Work in process and finished goods	374.5	346.6

	$577.2	$546.2

8.  Property, Plant and Equipment

($ in millions)	October 3, 2004	December 31, 2003
Land	$76.0	$75.0
Buildings	710.9	681.0
Machinery and equipment	2,053.1	1,980.9

	2,840.0	2,736.9
Accumulated depreciation	(1,402.4)	(1,265.8)

	$1,437.6	$1,471.1

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $53.8 million and $153.3 million for the three months and nine months ended October 3, 2004, respectively, and $47.0 million and $142.6 million for the three months and nine months ended September 28, 2003, respectively. The change in the net property, plant and equipment balance is the result of capital spending offset by depreciation and the effects of foreign exchange rates.

9.  Goodwill

($ in millions)	North American Packaging	International Packaging	Total
Balance at December 31, 2003	$355.6	$981.3	$1,336.9
Purchase accounting adjustments	(0.4)	(1.5)	(1.9)
Effects of foreign exchange rates	1.6	(12.7)	(11.1)

Balance at October 3, 2004	$356.8	$967.1	$1,323.9

In accordance with SFAS No. 142, goodwill is not amortized but rather tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

10.  Intangibles and Other Assets

($ in millions)	October 3, 2004	December 31, 2003
Investments in affiliates	$99.6	$92.8
Prepaid pension and related intangible asset	113.2	91.2
Intangibles (net of accumulated amortization of $39.5 at
October 3, 2004, and $30.1 at December 31, 2003)	56.6	66.7
Deferred financing costs	27.5	32.5
Other	65.0	54.9

	$361.9	$338.1

Total amortization expense of intangible assets amounted to $2.9 million and $9.4 million for the three months and nine months ended October 3, 2004, respectively, and $2.9 million and $8.7 million for the comparable periods in 2003, respectively. Based on intangible assets and foreign exchange rates as of October 3, 2004, total annual intangible asset amortization expense is expected to be approximately $12 million in 2004 and between approximately $10 million and $11 million in each of the next five years.

11.  Debt and Interest Costs

Long-term debt consisted of the following:

	October 3, 2004		December 31, 2003
($ in millions)	In Local Currency	In U.S. $	In Local Currency	In U.S. $
Notes Payable
7.75% Senior Notes due August 2006	$300.0	$300.0	$300.0	$300.0
6.875% Senior Notes due December 2012	$550.0	550.0	$550.0	550.0
Senior Credit Facilities (at variable rates)
Term Loan A, Euro denominated due December 2007	€78.0	96.8	€96.0	120.8
Term Loan A, British sterling denominated due
December 2007	£51.4	92.3	£63.2	112.9
Term Loan B, Euro denominated due December 2009	€233.2	289.5	€266.1	334.7
Term Loan B, U.S. dollar denominated due
December 2009	$185.5	185.5	$186.9	186.9
Industrial Development Revenue Bonds
Variable rates due through 2011	$27.1	27.1	$27.1	27.1
Other (a)	Various	27.6	Various	15.2

		1,568.8		1,647.6
Less: Current portion of long-term debt		(69.4)		(68.3)

		$1,499.4		$1,579.3

(a)     Includes premium of $4.4 million in 2004 and $4.8 million in 2003 related to a portion of the company’s
          6.875% Senior Notes.

At October 3, 2004, taking into account outstanding letters of credit, approximately $404 million was available under the multi-currency revolving credit facilities, which provide for up to $450 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $246 million at October 3, 2004, of which $54.6 million was outstanding and due on demand.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of unamortized financing costs associated with the repaid loan.

In August 2003, Ball refinanced 8.25% Senior Subordinated Notes due in 2008 through the private placement of $250 million of 6.875% Senior Notes due in 2012 issued at a price of 102% (effective yield to maturity of 6.58%). In connection with the refinancing of the higher interest debt, in the third quarter of 2003, a pretax charge of $15.2 million ($9.9 million after tax) was recorded as interest expense, which consisted of the payment of a $10.3 million call premium and the write off of $4.9 million of unamortized financing costs.

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

The company was not in default of any loan agreement at October 3, 2004, and has met all debt payment obligations.

12.  Employee Benefit Obligations

($ in millions)	October 3, 2004	December 31, 2003
Total defined benefit pension liability	$472.0	$470.8
Less current defined benefit pension liability	(25.1)	(24.6)

Long-term defined benefit pension liability	446.9	446.2
Retiree medical and other post-employment benefits	132.9	119.6
Deferred compensation plans	113.5	103.7
Other	19.2	32.2

	$712.5	$701.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	October 3, 2004			September 28, 2003
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$5.6	$2.1	$7.7	$4.7	$1.9	$6.6
Interest cost	9.4	7.1	16.5	9.1	6.5	15.6
Expected return on plan assets	(11.0)	(3.2)	(14.2)	(10.6)	(2.5)	(13.1)
Amortization of prior service cost	1.0	--	1.0	0.7	0.1	0.8
Recognized net actuarial loss	3.2	0.4	3.6	2.2	0.3	2.5

Net periodic benefit cost	$8.2	$6.4	$14.6	$6.1	$6.3	$12.4

	Nine Months Ended
	October 3, 2004			September 28, 2003
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$16.6	$6.4	$23.0	$14.1	$5.8	$19.9
Interest cost	28.3	21.3	49.6	27.2	19.5	46.7
Expected return on plan assets	(32.9)	(9.5)	(42.4)	(31.8)	(7.6)	(39.4)
Amortization of prior service cost	3.0	--	3.0	2.2	0.1	2.3
Recognized net actuarial loss	9.6	1.0	10.6	6.8	0.8	7.6

Net periodic benefit cost	$24.6	$19.2	$43.8	$18.5	$18.6	$37.1

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $48.6 million in the first nine months of 2004. The total contributions to these funded plans are expected to be approximately $60 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2004. Payments to participants in the unfunded German plans were €12.6 million ($15.5 million) in the first nine months of 2004 and are expected to be approximately €17 million for the full year (approximately $21 million).

13.  Shareholders’ Equity

In recognition of the company’s performance, the company’s Board of Directors declared a two-for-one stock split. The distribution date for the stock split was August 23, 2004, for shareholders of record on August 4, 2004. Ball’s board also authorized the repurchase of up to 12 million of the company’s post-split shares. This authorization replaced all previous authorizations.

Accumulated Other Comprehensive Earnings

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2003	$80.7	$(93.1)	$11.0	$(1.4)
Change	(0.7)	--	3.8	3.1

October 3, 2004	$80.0	$(93.1)	$14.8	$1.7

(a)     The minimum pension liability is adjusted annually as of December 31.
(b)     Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

The following table summarizes total comprehensive earnings for 2004 and 2003:

	Three Months Ended		Nine Months Ended
($ in millions)	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

Comprehensive Earnings
Net earnings	$101.7	$68.8	$239.2	$174.6
Foreign currency translation adjustment	13.1	--	(0.7)	53.7
Effect of derivative instruments	(4.1)	5.0	3.8	13.3

	$110.7	$73.8	$242.3	$241.6

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $3.5 million and $11.9 million of expense in connection with this program in the three and nine months ended October 3, 2004, respectively, and $3.6 million and $7.4 million for the comparable periods in 2003. The variances in expense recorded are the result of the timing and vesting of the share grants, as well as the higher price of Ball stock. The deposit share program was amended and restated in April 2004 and further awards of up to 357,000 shares have been made, of which 264,100 grants have occurred as of October 3, 2004. Participants in this award generally have until April 2005 to acquire shares in order to receive the matching restricted share grants.

Prior to passage of the Sarbanes-Oxley Act of 2002 (the Act), Ball guaranteed loans made by a third party bank to certain participants in the deposit share program, of which $3.3 million of grandfathered loans were outstanding at October 3, 2004. In the event of a participant default, Ball would pursue payment from the participant. The Act provides that companies may no longer guarantee such loans for its executive officers. In accordance with the provisions of the Act, the company has not and will not guarantee any additional loans to its executive officers.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. At October 3, 2004, there were 5,239,227 options outstanding under these plans at a weighted average exercise price of $17.32 per share, of which 3,321,177 were exercisable at a weighted average exercise price of $12.82 per share.

Ball accounts for its stock-based compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Ball's earnings as reported include after-tax stock-based compensation of $2.5 million and $8.5 million for the three months and nine months ended October 3, 2004, respectively, and $2.5 million and $5.4 million for the comparable periods in 2003, respectively. If we had elected to recognize compensation based upon the calculated fair value of the options granted after 1994, after-tax stock-based compensation would have been $2.2 million and $6.9 million for the three months and nine months ended October 3, 2004, respectively, and $2.1 million and $6.5 million for the comparable periods in 2003. The pro forma effect on diluted earnings per share of using the fair-value-based method was insignificant for the third quarters and first nine months of both 2004 and 2003.

As a result of the company’s stock split, which was distributed on August 23, 2004, the rights attaching to the shares (pursuant to the Rights Agreement dated January 24, 1996) automatically split so that one-quarter of a right attached to each share of Ball Corporation common stock outstanding upon the effective date of the stock split. Ball previously split the company’s common stock on February 22, 2002.

14.  Earnings Per Share

	Three Months Ended			Nine Months Ended
($ in millions, except per share amounts)	October 3, 2004	September 28, 2003		October 3, 2004	September 28, 2003

Diluted Earnings per Share:
Net earnings	$101.7	$68.8		$239.2	$174.6

Weighted average common shares (000s)	110,620	111,328	(a)	110,907	111,917	(a)
Effect of dilutive stock options	2,917	2,331	(a)	2,919	2,563	(a)

Weighted average shares applicable
to diluted earnings per share	113,537	113,659	(a)	113,826	114,480	(a)

Diluted earnings per share	$0.90	$0.61	(a)	$2.10	$1.53	(a)

(a)     Amounts have been retroactively restated for the two-for-one stock split discussed in Note 13.

The following outstanding options were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price was higher than the average closing market price of common stock for the period):

	Three Months Ended			Nine Months Ended
Option Price	October 3, 2004	September 28, 2003		October 3, 2004	September 28, 2003

$24.300	--	109,000	(a)	--	--
$28.155	--	641,400	(a)	--	641,400	(a)
$34.110	--	--		496,900	--

	--	750,400	(a)	496,900	641,400	(a)

(a)     Amounts have been retroactively restated for the two-for-one stock split discussed in Note 13.

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

Due to political and legal uncertainties in Germany, no nationwide system for returning containers was in place at the time a mandatory deposit was imposed in January 2003 and many retailers stopped carrying beverages in non-refillable containers. On October 15, 2004, the German parliament adopted a proposal repealing a return quota but leaving the existing deposit of 25 eurocents per container in effect. This decision, however, is still not in compliance with the EU law, and therefore does not provide a stable legal situation to which the industry can adapt. The outcome of the legal proceedings of the EU Commission is unclear and the political discussions about the deposit continue. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries. We also closed a plant in the United Kingdom, delayed capital investment projects in France and Poland and have converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany. We are also actively involved in the efforts to arrive at an acceptable solution.

16.  Indemnifications and Guarantees

During the normal course of business, the company or the appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services, guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements, indemnities to various lessors in connection with facility, equipment, furniture, and other personal property leases for certain claims arising from such leases, indemnities pursuant to agreements relating to certain joint ventures, indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses, and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in many circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

We sell our packaging products primarily to major beverage and food producers with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage and food companies in North America, Europe and the People’s Republic of China (PRC), as does our equity joint venture in Brazil. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer, although our long-term relationships and contracts mitigate this risk.

In the rigid packaging industry in the U.S. and Canada, sales and earnings are improved by reducing costs, developing new products, volume expansion and increasing pricing where possible. Beverage can market growth has been higher recently in Europe than in the U.S. and Canada (excluding the German mandatory deposit situation discussed below) and higher market growth is expected to continue, particularly in eastern and southern Europe. We plan to capitalize on this growth by building a beverage can manufacturing plant near Belgrade, Serbia, which will service these regions. The plant is scheduled to be operational by the second quarter of 2005.

With our acquisition of Ball Packaging Europe in December 2002, Ball’s consolidated earnings are more exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in the “Financial Instruments and Risk Management” section.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately 60 percent cost-plus contracts, which are billed at our costs plus an agreed upon profit component, and approximately 40 percent fixed price contracts. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial measures we use are earnings before interest and taxes (EBIT), earnings per share, economic value added and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). Nonfinancial measures in the packaging segments include production spoilage rates, quality control measures and production and shipment volumes. Other measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining quality employees is critically important to the success of Ball and, because of this, we work to pay employees competitively and encourage their prudent ownership in the company’s common stock. For most management employees, a portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, many employees, regardless of organizational level, have opportunities to participate as Ball shareholders. In 2004 we expanded our employee stock purchase program to Ball Packaging Europe employees.

In recognition of the company’s performance, the company’s Board of Directors declared a two-for-one stock split and increased the quarterly dividend. The distribution date for the stock split was August 23, 2004, for shareholders of record on August 4, 2004. Ball’s board also authorized the repurchase of up to 12 million of the company’s post-split shares. This authorization replaced all previous authorizations.

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging, and polyethylene terephthalate (PET) plastic container products, used principally in beverage packaging. This segment accounted for 66 percent of consolidated net sales in the third quarter of 2004 and 65 percent in the first nine months of the year.

The North American packaging segment’s sales and net earnings for the first quarter and nine months of 2004 included six more shipping days than in 2003, while the second and third quarters of each year contained 91 days. The company’s fourth quarter of 2004 will have five fewer shipping days than in the fourth quarter of 2003.

Metal Beverage Container Sales

North American metal beverage container sales, which represented 62 percent of North American packaging segment sales in the third quarter of 2004 and 67 percent in the first nine months, were 2 percent and 5 percent higher, respectively, than in the third quarter and first nine months of 2003. Contributing to the increase were the six additional shipping days in the first quarter of 2004 compared to 2003, the pass through of aluminum price increases and higher volumes in our specialty can products. Sales through the first quarter of this year were also improved due to the acquisition of Metal Packaging International, Inc. (as discussed in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report).

In October 2004 we announced plans to convert a beverage can manufacturing line in our Golden, Colorado, plant from the production of 12-ounce beverage cans to 24-ounce beverage cans. The Golden line conversion, which is expected to cost $12.5 million and to be completed during the second quarter of 2005, will enable Ball to more efficiently match its capacity with the growing demand for custom cans.

Metal Food Container Sales

North American metal food container sales, which comprised 27 percent of segment sales in the third quarter of 2004 and 22 percent in the first nine months, were 27 percent above the third quarter of 2003 and 18 percent above the first nine months of 2003. Sales benefited from the extra shipping days in the first quarter of 2004, the acquisition of Ball Western Can Company, LLC (Ball Western Can) in March 2004 (discussed below) and higher selling prices as a result of the pass through of steel surcharges levied by North American steel producers. Although steel supplies were tight during the past nine months, we were able to avoid disruptions in service to our customers through coordinated company purchasing and scheduling efforts, as well as the cooperation of our suppliers. Steel surcharges are being passed along to our customers.

On March 17, 2004, we acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can for $30 million. Ball Western Can, located in Oakdale, California, was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball under the equity method of accounting. Ball and ConAgra’s parent company, ConAgra Foods Inc., have signed a long-term agreement under which Ball provides metal food containers to ConAgra food packing locations in California. The acquisition of Ball Western Can is expected to increase Ball’s metal food container sales volume by approximately one billion units, or approximately 20 percent, on an annualized basis.

Plastic Container Sales

Plastic container sales, which accounted for 11 percent of segment sales in the third quarter and first nine months of 2004, were 8 percent higher than in the third quarter of 2003 and 6 percent higher than in the first nine months of 2003. The increase in sales was due to a combination of new preform sales contracts that began in the first quarter of 2004, six additional shipping days in the first quarter of 2004 and the pass through to our customers of resin price increases. We continue to focus our development efforts on heat set and multi-layer custom containers. We recently announced the expansion of our line of Heat-Tek(TM) PET plastic bottles for hot-filled beverages, adding sizes from 8 oz. to 64 oz. to the product line.

North American Packaging Segment Earnings

Segment earnings in the North American packaging segment were 22 percent and 18 percent higher in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. The improvement in earnings was the result of higher sales and production volumes, due primarily to the extra shipping days, improved product mix and cost reduction programs. In addition, the first nine months of 2003 were negatively affected by start-up costs associated with a new food can line in Milwaukee. Partially offsetting these improvements were price reductions on plastic containers and an increase in cost of sales due to rising raw material costs under the LIFO (last-in-first-out) method of accounting.

Segment earnings in the third quarter of 2004 included $0.7 million of income related to a charge taken in 2003 for the shut down of the company’s plastics offices and research and development facility, which were relocated from Georgia to Colorado. The shut down was completed at a cost less than originally estimated. Segment earnings in the first quarter of 2003 included a charge of $1.4 million for the closure of a metal food container plant. We expect all activities related to the plant closure to be completed by the end of 2004.

Additional details on business consolidation and acquisition-related activities are contained in Notes 4 and 5 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia. This segment accounted for 23 percent of consolidated net sales in both the third quarter and the first nine months of 2004.

European sales were slightly improved in the third quarter of 2004 compared to the third quarter of 2003 and up 9 percent through the first nine months of 2004 over the same period in 2003. Sales volumes in the third quarter were down 8 percent as a result of a cool summer in Europe but were offset by a stronger euro. The higher year-to-date sales were the result of a stronger euro, higher selling prices and six additional shipping days in the first quarter of 2004. In the first quarter of 2004, one German can manufacturing line was idled and another German can manufacturing line was converted from steel to aluminum cans. At the end of 2004, another steel can manufacturing line in the Netherlands will be converted to aluminum in response to increased demand for custom cans in Europe. The Netherlands conversion is expected to be completed by the end of the first quarter of 2005.

Construction on a new beverage can plant near Belgrade, Serbia, was commenced to serve the growing demand for beverage cans in southern and eastern Europe. We currently expect the new plant to be operational by the second quarter of 2005.

The deposit legislation in Germany continues to frustrate packaging manufacturers, fillers and retailers and to confuse consumers. Currently, there are several small return systems in place instead of one generally accepted return system and no solution appears imminent. On October 15, 2004, the German parliament adopted a proposal repealing a return quota but leaving the existing deposit of 25 eurocents per container in effect. This decision, however, is still not in compliance with the EU law, and therefore does not provide a stable legal situation to which the industry can adapt. The outcome of the legal proceedings of the EU Commission is unclear and the political discussions about the deposit continue. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries. We are also actively involved in the efforts to arrive at an acceptable solution.

During October and November 2004, Sanshui Jianlibao FTB Packaging Limited (Sanshui Jianlibao), a 35 percent owned PRC joint venture, has experienced a greater than customary seasonal production slowdown. We are assessing this matter and have requested a meeting with the majority shareholder, Jianlibao Group, to discuss the situation. Our share of Sanshui Jianlibao's annual equity earnings is not significant to the company's consolidated financial statements, nor do the operations of Sanshui Jianlibao have a significant impact on our Asian operations.

International Packaging Segment Earnings

International packaging segment earnings improved due to a stronger euro and higher profit margins in Europe and the PRC due in large part to operational cost reduction programs. The stronger euro improved earnings per diluted share by $0.02 and $0.07 in the three and nine months ended October 3, 2004, respectively. Additionally, international packaging segment earnings in the third quarter of 2004 included income of $6 million related to the realization of proceeds on assets in the PRC being in excess of amounts previously estimated, and costs of liquidation less than anticipated, in a business consolidation charge taken in 2001. Segment earnings in 2003 were also negatively impacted by purchase accounting adjustments which increased Ball Packaging Europe’s cost of sales.

Aerospace and Technologies Segment

Sales in the aerospace and technologies segment, which represented 11 percent of consolidated net sales in the third quarter of 2004 and 12 percent in the first nine months of the year, were approximately 29 percent higher in both the third quarter and first nine months of 2004 than in the comparable periods of 2003. The higher sales resulted from a combination of newly awarded contracts and additions to previously awarded contracts. Net earnings increased in the third quarter of 2004 by 9 percent but decreased 8 percent in the first nine months compared to earnings in the same period of 2003. This is largely due to margins in the first quarter of 2003 being abnormally high due to the inclusion of approximately $4 million related to the completion of NASA’s Ice, Cloud and Land Elevation Satellite (ICESat) program. Also contributing to the lower year-to-date net earnings in 2004 were higher costs incurred on fixed price contracts and increased pension costs.

Some of the high-profile contracts aerospace and technologies segment employees are currently working on include: the Deep Impact mission, which will intercept and study a comet; WorldView, an advanced commercial remote sensing satellite; the James Webb Space Telescope, a planned successor to the Hubble Space Telescope; the Space-Based Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and antennas for the Joint Strike Fighter.

Contracted backlog in the aerospace and technologies segment at October 3, 2004, was $688 million compared to a backlog of $644 million at December 31, 2003. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling and Administrative

Selling and administrative expenses were $63 million and $201.8 million in the third quarter and first nine months of 2004, respectively, compared to $64.6 million and $181.8 million for the same periods in 2003, respectively. The decrease in the third quarter of 2004 compared to 2003 was due largely to lower employee benefit costs in the U.S. and slightly lower European costs. The increase through the first nine months of 2004 is primarily the result of higher costs related to the company’s deposit share program, pension and incentive costs, costs associated with Sarbanes-Oxley compliance, research and development and the effects of foreign exchange rates.

Interest and Taxes

Consolidated interest expense was $25.7 million and $79 million for the third quarter and nine months of 2004, respectively, compared to $46.1 million and $111.5 million for the same periods last year, respectively. The lower expense in 2004 was due to lower average borrowings and interest rates and the inclusion in August 2003 of $15.2 million of costs associated with the early redemption of the company's 8.25% senior subordinated notes.

The consolidated effective income tax rate was approximately 32 percent for the first nine months of both 2004 and 2003. The overall effective rate in both years continues to reflect a low consolidated European income tax rate due to lower profits in Germany, reflecting the impact of the mandatory deposit on non-refillable containers imposed on January 1, 2003, and a tax holiday in Poland. In October 2004, the American Jobs Creation Act and the Working Families Tax Relief Act of 2004 (collectively, the Acts) were signed into law. Ball is reviewing the provisions in the Acts to determine the potential impact, if any, on the company’s 2004 tax provision.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations was $291.8 million in the first nine months of 2004 compared to $38.2 million in the first nine months of 2003. The usage in 2003 included $138.3 million for the payment in January 2003 of an accrued withholding tax obligation related to the acquisition of Ball Packaging Europe, which was funded by the seller at the time of closing by the inclusion of €131 million of additional cash. Improved earnings and higher accounts payable in the first nine months of 2004 were offset by increases in accounts receivable and inventories. The increase in these working capital items reflected seasonality and timing of customer purchases, as well as higher raw material costs. Capital spending of $99.9 million in the first nine months of 2004 was well below depreciation and amortization expense of $162.7 million.

Based on information currently available, we estimate 2004 capital spending to be between $175 million and $200 million. The majority of the increase in forecasted capital spending in 2004 compared to actual spending of $137 million in 2003 is for the construction of a new beverage can manufacturing plant near Belgrade, Serbia. The company anticipates that it will repurchase approximately $60 million of its common stock during 2004, net of proceeds from issuance. We are also currently analyzing various programs which could result in the repurchase of a net amount of approximately $200 million in 2005.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $60 million in 2004. This estimate is higher than the $40 million estimate we provided at the end of the second quarter because we funded an incremental $20 million to our pension plans during September 2004 due to our strong operating cash flow. Although we do not expect the estimate of full year contributions to change significantly, they could vary based upon revaluation of the plans’ liabilities later in 2004 and revised estimates of 2004 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €17 million for the full year (approximately $21 million).

Interest-bearing debt decreased to $1,623.4 million at October 3, 2004, compared to $1,686.9 million at December 31, 2003. This decrease includes improved cash flow and the effects of foreign exchange rates, partially offset by $109.7 million for seasonal working capital needs and the acquisition of Ball Western Can. At October 3, 2004, approximately $404 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of approximately $246 million at the end of the third quarter, of which $54.6 million was outstanding.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of unamortized financing costs associated with the repaid loan.

In August 2003, Ball refinanced 8.25% Senior Subordinated Notes due in 2008 through the private placement of $250 million of 6.875% Senior Notes due in 2012 issued at a price of 102 percent (effective yield to maturity of 6.58 percent). In connection with the refinancing of the higher interest debt, in the third quarter of 2003, a pretax charge of $15.2 million ($9.9 million after tax) was recorded as interest expense, which consisted of the payment of a $10.3 million call premium and the write off of $4.9 million of unamortized financing costs.

The company has a receivables sales agreement which provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million (increased during the second quarter of 2004 from the previous limit of $175 million). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. Net funds received from the sale of the accounts receivable totaled $199.7 million at October 3, 2004, and $175 million at December 31, 2003.

The company was not in default of any loan agreement at October 3, 2004, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the third quarter 2004 expire within one year. Included in shareholders’ equity at October 3, 2004, within accumulated other comprehensive earnings, is approximately $9.7 million of net gain associated with these contracts, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains on these derivative contracts will be offset by lower revenue from fixed price sales contracts.

North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most North American food can sales contracts incorporate annually negotiated steel costs. We also are passing on recent steel supplier surcharges to our customers.

In Europe and Asia the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of cans and ends, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company additionally uses forward and option contracts as cash flow hedges to manage future aluminum price risk exposures for those sales contracts where there is not a pass-through arrangement. Outstanding derivative contracts at the end of the third quarter 2004 expire within four years. Included in shareholders’ equity at October 3, 2004, within accumulated other comprehensive earnings, is approximately $2.7 million of net gain associated with these contracts, of which $2.1 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at October 3, 2004, included pay-floating and pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to two years. Approximately $2.7 million of net gain associated with these contracts is included in accumulated other comprehensive earnings at October 3, 2004, of which approximately $1.5 million of net income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flow and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the third quarter 2004 expire within four years. Approximately $0.4 million of net loss associated with these contracts is included in accumulated other comprehensive earnings at October 3, 2004, all of which is expected to be recognized over the next 12 months.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. Our objective in selling put options is to lower the average purchase price of acquired shares. The put option contracts allow us to determine the method of settlement, either in cash or shares. At October 3, 2004, there were put option contracts outstanding for 200,000 shares at a price of $31.75 per share.

Sensitivity Analysis

Market risk exposure has been defined as the changes in the fair value of derivative instruments, financial instruments and commodity positions assuming a hypothetical 10 percent adverse change in market prices or rates. Based on an analysis of derivative contracts and hedging strategies employed at October 3, 2004, the company believes that the results of a sensitivity analysis would not differ materially from the amounts reported as of December 31, 2003. However, actual changes in market prices or rates may differ from hypothetical changes.

Item 4.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in an evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that they were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the first nine months of 2004, there were no changes in our internal controls over financial reporting that materially affected, or, with reasonable likelihood, could materially affect, our internal controls over financial reporting.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals and results could vary materially from those expressed or implied. From time-to-time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage cans is heaviest; loss of one or more major customers; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel, aluminum and energy, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; fiscal and monetary policies established by the United States or foreign governments; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty and schedule of performance associated with such segment contracts; international business and market risks such as the devaluation of international currencies; pricing and ability or inability to sell scrap associated with the production of metal and plastic containers; the ability to invoice and collect accounts receivable related to such segment contracts in the ordinary course of business; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in the United States, Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production, supply or pricing of raw materials used in the production of the company’s goods and services, including increased energy costs, and/or disrupts the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; and successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary at quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The company previously reported that in 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. Plaintiffs also joined other potentially responsible parties, including the company, in the various operable units of the San Gabriel Valley Superfund Site. The Trial Court consolidated the six separate lawsuits in the Northeast district (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. This case involved allegations that regulatory drinking water standards had been violated by the defendants. This case has now been settled by the parties. The company has agreed to pay $50,000 toward the settlement. The settlement has been filed with and approved by the Trial Court. The settlement amount will be tendered to the plaintiffs once the appeal period has expired. The company’s general liability insurance carrier has been defending the action and is paying the cost of defense, including attorneys’ fees under a reservation of rights. Based on the information available to the company at the present time, the company believes that this matter is now resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 2. Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended October 3, 2004.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(c)
July 5 to August 8, 2004 (a)	442		$35.32	442	12,000,000	(d)
August 9 to September 5, 2004 (a)	17,500	(b)	$37.06	17,500	11,982,500	(d)
September 6 to October 3, 2004	226,884	(b)	$36.42	226,884	11,755,616	(d)

Total	244,826		$36.46	244,826

(a)    Amounts prior to August 23, 2004, have been retroactively restated to reflect a two-for-one stock split.
(b)    Open market purchases.
(c)    The company has an ongoing informal repurchase program for which shares are authorized by Ball’s
         Board of Directors as needed. On July 28, 2004, the board authorized 12 million of its post-split shares
        (the distribution date of the split was August 23, 2004), which replaced all previous authorizations.
(d)    As of the end of the period.

Item 3. Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended October 3, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended October 3, 2004.

Item 5. Other Information

There were no events required to be reported under Item 5 for the quarter ended October 3, 2004.

Item 6. Exhibits

20	Subsidiary Guarantees of Debt

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation

99	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation (Registrant) By: /s/ Raymond J. Seabrook Raymond J. Seabrook Senior Vice President and Chief Financial Officer

Date:  November 10, 2004

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
October 3, 2004

EXHIBIT INDEX
Description	Exhibit

Subsidiary Guarantees of Debt (Filed herewith.)	EX-20

Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by
     R. David Hoover, Chairman of the Board, President and Chief Executive
     Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice
President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350
     of Chapter 63 of Title 18 of the United States Code, by R. David Hoover,
     Chairman of the Board, President and Chief Executive Officer of Ball
     Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief
Financial Officer of Ball Corporation (Furnished herewith.)	EX-32

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended (Filed herewith.)	EX-99