Form 10-K
period 2004-12-31
BALL CORP
filed 2005-02-23
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number 1-7349

Ball Corporation

State of Indiana                 35-0160610

10 Longs Peak Drive, P.O. Box 5000
Broomfield, Colorado 80021-2510

Registrant’s telephone number, including area code: (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc. Pacific Exchange, Inc.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,976 million based upon the closing market price and common shares outstanding as of July 4, 2004.

Number of shares outstanding as of the latest practicable date.

Class	Outstanding at February 6, 2005

Common Stock, without par value	109,869,994

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2004, to the extent indicated in Part III.

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

North American Packaging

Our principal business in North America is the manufacture and sale of aluminum, steel and polyethylene terephthalate (PET) containers, primarily for beverages and foods. This segment represented 65 percent of Ball’s consolidated net sales in 2004.

A substantial part of our North American packaging sales are made directly to companies in packaged beverage and food businesses, including SABMiller and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Sales to SABMiller plc and PepsiCo, Inc., represented approximately 11 percent and 9 percent of Ball’s consolidated net sales, respectively, for the year ended December 31, 2004. Additional details about sales to major customers are included in Note 2 to the consolidated financial statements, which can be found in Item 8 of this Form 10-K (“Financial Statements and Supplementary Data”).

Packaging products are sold in highly competitive markets, primarily based on quality, service and price. The packaging business is capital intensive, requiring significant investment in machinery and equipment. Profitability is sensitive to selling prices, production volumes, labor, freight, utility and warehousing costs, as well as the availability and price of raw materials, such as aluminum, steel, plastic resin and other direct materials. These raw materials are generally available from several sources and we have secured what we consider to be adequate supplies and are not experiencing any shortages. We believe we have limited our exposure related to changes in the costs of aluminum, steel and plastic resin as a result of (1) the inclusion of provisions in most aluminum container sales contracts to pass through aluminum cost changes, as well as the use of derivative instruments, (2) the inclusion of provisions in certain steel container sales contracts to pass through steel cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs and (3) the inclusion of provisions in substantially all plastic container sales contracts to pass through resin cost changes. In 2004 we were able to pass through steel surcharges levied by producers and we are currently in negotiations with respect to 2005 steel price increases. We believe these negotiations will result in the pass through of the majority of the 2005 steel price increases. At the same time, we are attempting to reduce manufacturing and other material costs as much as possible. While raw materials and energy sources, such as natural gas and electricity, may from time to time be in short supply or unavailable due to external factors, and the pass through of steel costs to our customers may be limited in some instances, we cannot predict the effects, if any, of such occurrences on future operations.

Research and development (R&D) efforts in the North American packaging segment are directed toward the development of new sizes and types of metal and plastic beverage and food containers, as well as new uses for the current containers. Other research and development efforts in this segment generally seek to improve manufacturing efficiencies. During 2004 we completed our expansion of the Ball Technology and Innovation Center located near Denver, Colorado. All of our North American R&D activities are now conducted in that facility.

North American Metal Beverage Containers

North American metal beverage containers represent Ball’s largest product line, accounting for 67 percent of segment net sales and 44 percent of consolidated net sales in 2004. Decorated two-piece aluminum beverage cans are produced at 16 manufacturing facilities in the U.S., one facility in Canada and one in Puerto Rico. Can ends are produced within four of the U.S. facilities, as well as in a fifth facility that manufactures only ends. Our annual production capacity is approximately 32 billion cans. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer and other beverages. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September.

Through Rocky Mountain Metal Container, LLC, a 50/50 joint venture, which is accounted for as an equity investment, Ball and Coors Brewing Company (Coors), a wholly owned subsidiary of Molson Coors Brewing Company, participate in beverage can and end manufacturing facilities in Golden, Colorado. The joint venture supplies Coors with beverage cans and ends for its Golden, Colorado, and Memphis, Tennessee, breweries and supplies ends to its Shenandoah, Virginia, filling location. Ball receives management fees and technology licensing fees under agreements with the joint venture. In addition to beverage containers supplied to Coors from the joint venture, Ball supplies, from its own facilities, substantially all of Coors’ metal container requirements for its Shenandoah, Virginia, filling location, as well as other containers not manufactured by the joint venture.

Based on publicly available industry information, we estimate that our North American metal beverage container shipments were approximately 31 percent of total U.S. and Canadian shipments for metal beverage containers. Three producers manufacture substantially all of the remaining metal beverage containers. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Available information indicates that North American metal beverage container shipments have been relatively flat during the past several years.

Beverage container production capacity in the U.S., Canada and Mexico exceeds demand. In order to more closely balance capacity and demand within our business, from time to time we consolidate our can and end manufacturing capacity into fewer, more efficient facilities. From January 1, 1999, through December 31, 2001, we closed five plants. In the second quarter of 2003, we closed a beverage end plant which we acquired from Metal Packaging International, Inc., in March 2003. We also attempt to efficiently match capacity with the changes in customer demand for our packaging products. To that end, we are converting a beverage can manufacturing line in our Golden, Colorado, plant from the production of 12-ounce beverage cans to 24-ounce beverage cans. The Golden line conversion is expected to be completed during the second quarter of 2005.

The aluminum beverage container continues to compete aggressively with other packaging materials in the beer and soft drink industries. The glass bottle has shown resilience in the packaged beer industry, while soft drink industry use of PET containers has grown. In Canada, metal beverage containers have captured significantly lower percentages of the packaged beverage industry than in the U.S., particularly in the packaged beer industry.

North American Metal Food Containers

In addition to metal beverage containers, Ball produces two-piece and three-piece steel food containers for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. These containers are manufactured in 12 plants in the U.S. and Canada and sold primarily to food processors in North America. In 2004 metal food container sales comprised approximately 22 percent of segment net sales and 14 percent of consolidated net sales. Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal vegetable and salmon packs. Approximately 33 billion steel food containers were shipped in the U.S. and Canada in 2004, approximately 21 percent of which we estimate were shipped by Ball.

On March 17, 2004, Ball acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can Company LLC (Ball Western Can) located in Oakdale, California. Prior to the acquisition, Ball Western Can was a 50/50 joint venture between Ball and ConAgra and was accounted for under the equity method of accounting. The acquisition of Ball Western Can added approximately one billion units of annual capacity.

Competitors in the metal food container business include two national and a few regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Steel food containers also compete with other packaging materials in the food industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, demand for this product line may be affected during the next few years and this segment must increasingly focus on product innovation and cost reduction. Service, quality and price are among the key competitive factors.

North American Plastic Containers

PET containers represented approximately 11 percent of segment net sales and 7 percent of consolidated net sales in 2004. Demand for containers made of PET has increased in the beverage and food markets, with improved barrier technologies and other advances. This growth in demand should continue, assuming adequate supplies of resin continue to be available. While PET beverage containers compete against metal, glass and paper, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. We estimate our 2004 shipments of 5 billion plastic containers to be approximately 8 percent of total U.S. and Canadian plastic container shipments.

The company operates five PET facilities in the U.S. Competition in the PET container industry includes several national and regional suppliers and self-manufacturers. Service, quality and price are important competitive factors. The ability to produce customized, differentiated plastic containers is becoming a key competitive factor.

Most of Ball’s PET containers are sold under long-term contracts to suppliers of bottled water and carbonated soft drinks, including bottlers of Pepsi-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Our plastic beer containers are being tested by several of our customers and we are developing plastic containers for the single serve juice market. We have expanded our line of Heat-Tek(TM) PET plastic bottles for hot-filled beverages, adding sizes from 8 ounces to 64 ounces.

International Packaging

Europe

Ball Packaging Europe’s operations, which accounted for 20 percent of Ball’s consolidated net sales in 2004, consist of nine beverage can plants and two aluminum beverage can end plants, a technical center in Bonn, Germany, and the European headquarters in Ratingen, Germany. Of the 11 plants, four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands and Poland. In total the plants produced approximately 11 billion cans in 2004, with approximately half of those being produced from steel and half from aluminum. Four of the can plants use steel only, four use aluminum and one plant uses both metals.

Ball Packaging Europe is the second largest metal beverage container producer in Europe, with an approximate 30 percent of European shipments, and produces two-piece beverage cans and can ends for producers of beer, carbonated soft drinks, mineral water, fruit juices, energy drinks, isotonics, milk-based beverages, coffee drinks and alcoholic mixed drinks. In western Europe, Ball Packaging Europe is the top metal beverage container manufacturer in Germany, France and the Benelux countries and the second largest metal beverage container manufacturer in the United Kingdom. In addition, it has contributed to the development of the eastern European beverage business and is the second largest metal beverage container manufacturer in Poland. In 2004 Ball began construction on a new aluminum beverage can manufacturing plant in Belgrade, Serbia, to serve the growing demand for beverage cans in southern and eastern Europe. This plant is expected to commence production in the second quarter of 2005.

As in North America, the metal beverage container continues to compete aggressively with other packaging materials used by the European beer and soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is increasingly utilized in the soft drink, juice and mineral water industries.

Our European beverage container business has a balanced and stable customer base with 10 customers accounting for approximately 65 percent of its net sales. Ball Packaging Europe’s major customers include Coca-Cola, Inbev, Molson Coors, Heineken, Bavaria, SABMiller, Britvic and Diageo (Guinness).

Beverage packaging in Germany is subject to a mandatory deposit fee on cans and other non-refillable containers. Due to political and legal uncertainties surrounding the mandatory deposit in Germany, no nationwide system for returning the containers was in place when the deposit was imposed on January 1, 2003. As a result, nearly all retailers stopped carrying beverages in non-refillable containers. Subsequently, several small return systems have been put in place instead of one generally accepted return system and no broad solution has been put forth. On October 15, 2004, the German parliament adopted a proposal leaving the existing deposit of 25 eurocents per container in effect. This decision, however, was ruled not in compliance with the European Union (EU) law, and therefore does not provide a stable legal situation to which the industry can adapt. The outcome of the legal proceedings of the EU Commission is unclear and the political discussions about the deposit continue. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries.

The European beverage can business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to selling prices, foreign exchange rates, production volumes, labor and the costs and availability of certain raw materials, such as aluminum and steel. The European aluminum and steel industries are highly consolidated with three steel suppliers and three aluminum suppliers providing 95 percent of European requirements. Material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer term agreements. Aluminum is purchased primarily in U.S. dollars while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars. This inherently results in a foreign exchange rate risk, which the company minimizes through the use of derivative contracts.

R&D efforts in Europe are directed toward the development of new sizes and types of metal containers, as well as new uses for the current containers. Other research and development efforts in this segment include improving manufacturing efficiencies. The European R&D activities are conducted in a technical center located in Bonn, Germany.

Other International

Through Ball Asia Pacific Limited, we are one of the largest beverage can manufacturers in the People’s Republic of China (PRC) and believe that our facilities are among the most modern in that country. Capacity grew rapidly in the PRC, resulting in a supply/demand imbalance to which we have responded in recent years by closing facilities. Our current operations include the manufacture of aluminum cans and ends in three plants and high-density plastic containers in two plants. Sales in the PRC represented 3 percent of consolidated net sales. We also participate in joint ventures that manufacture aluminum cans and ends in Brazil and in the PRC. In the fourth quarter of 2004, we recorded an allowance for doubtful accounts in respect of a receivable of a 35-percent owned joint venture in the PRC.

For more information on Ball’s international operations, see Item 2, Properties, and Exhibit 21, Subsidiary List.

Aerospace and Technologies

The aerospace and technologies segment includes defense operations, civil space systems and commercial space operations. The defense operations business unit includes defense systems, systems engineering services, advanced antenna and video systems and electro-optics and cryogenic systems and components. Sales in the aerospace and technologies segment accounted for approximately 12 percent of consolidated net sales in 2004.

The majority of the aerospace and technologies segment business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and other U.S. government agencies. Contracts funded by the various agencies of the federal government represented approximately 82 percent and 96 percent of segment sales in 2004 and 2003, respectively. The percentage representing U.S. government sales decreased in 2004 due to growing revenues related to the WorldView contract. Geopolitical events and executive and legislative branch priorities have yielded considerable growth opportunities in areas matching our core capabilities. However, consolidation in the aerospace and defense industries continues, and there is strong competition for new business.

Civil space systems, defense systems and commercial space operations include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and Earth sciences, and defense and intelligence applications. Major contractual activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

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

Backlog in the aerospace and technologies segment was $694 million and $644 million at December 31, 2004 and 2003, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2004 backlog includes $502 million expected to be recognized in revenues during 2005, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were $393 million and $443 million at December 31, 2004 and 2003, respectively. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

The company’s aerospace and technologies segment has contracts with the U.S. government or its contractors which have standard termination provisions. The government retains the right to terminate contracts at its convenience. However, if contracts are terminated in this manner, Ball is entitled to reimbursement for allowable costs and profits on authorized work performed through the date of termination. U.S. government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints.

Patents

In the opinion of the company, none of its active patents is essential to the successful operation of its business as a whole.

Research and Development

Note 18, “Research and Development,” in the consolidated financial statements within Item 8 of this report, contains information on company research and development activity. Additional information is also included in Item 2, “Properties,” below.

Environment

Aluminum, steel and PET containers are recyclable, and significant amounts of used containers are being diverted from the solid waste stream and recycled. Using the most recent data available, in 2003 approximately 50 percent of aluminum containers, 60 percent of steel containers and 20 percent of the PET containers sold in the U.S. were recycled.

Recycling rates vary throughout Europe, but generally average 60 percent for aluminum and steel containers, which exceeds the European Union’s goal of 50 percent recycling for metals. Due in part to the intrinsic value of aluminum and steel, metal packaging compares favorably to other packaging materials in terms of recycling in Europe. Some of the highest rates are in Germany where both aluminum and steel containers were recycled at rates estimated to be at least 80 percent prior to the imposition of mandatory deposits on one-way packaging effective January 1, 2003.

Compliance with federal, state and local laws relating to protection of the environment has not had a material, adverse effect upon the capital expenditures, earnings or competitive position of the company. As more fully described under Item 3, Legal Proceedings, the U.S. Environmental Protection Agency and various state environmental agencies have designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company’s information at this time indicates that these matters will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced anywhere we operate. While container legislation has been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in numerous others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation were widely adopted, it potentially could have a material adverse effect on the business of the company, as well as on the container manufacturing industry generally, in view of the company’s substantial global sales and investment in metal and PET container manufacturing. However, the packages we produce are widely used and perform well in U.S. states and Canadian provinces that have deposit systems.

Employees

At the end of December 2004 the company employed approximately 13,200 people worldwide, including 9,100 employees in the U.S. and 4,100 in other countries. There are also approximately 1,000 employees employed in unconsolidated joint ventures in which Ball participates. Approximately one-third of Ball's North American packaging plant employees are unionized and most of our European plant employees are union workers. Collective bargaining agreements with various unions in the U.S. have terms of three to five years, expire at regular intervals and are customarily renewed in the ordinary course after bargaining between union and company representatives. The company believes that its employee relations are good and that its training, education and retention practices assist in enhancing employee satisfaction levels.

Where to Find More Information

Ball Corporation is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). Reports and other information filed with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials, information statements and other items.

The company also maintains a website at www.ball.com on which it provides a link to access Ball’s SEC reports free of charge.

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics booklet; and Ball Corporation Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee charters. These documents are set forth on the company’s website at www.ball.com under the section “Investors,” under the subsection “Financial Information,” and under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary.

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer or controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. The posting will appear on the company’s website at www.ball.com under the section “Investors,” under the subsection “Financial Information,” and under the link “Corporate Governance.”

Item 2.  Properties

The company’s properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

The corporate headquarters and the Ball Aerospace & Technologies Corp. offices are located in Broomfield, Colorado. The Colorado-based operations of the aerospace and technologies business occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate approximately 1.3 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. During 2005 the company will commence construction of an additional 105,000 square foot facility adjacent to existing facilities in Boulder. Other aerospace and technologies operations carry on business in company-owned and leased facilities in Florida, Georgia, New Mexico, Ohio, Virginia, Washington and Australia.

The offices for the North American packaging operations are based in Westminster, Colorado, and the offices for the European packaging operations are located in Ratingen, Germany. Also located in Westminster is the Ball Technology and Innovation Center, which serves as a research and development facility for the North American metal packaging and plastic container operations. The European Technical Centre, which serves as a research and development facility for the European beverage can manufacturing operations, is located in Bonn, Germany.

Information regarding the approximate size of the manufacturing locations for significant packaging operations, which are owned or leased by the company, is set forth below. Facilities in the process of being shut down have been excluded from the list. Where certain locations include multiple facilities, the total approximate size for the location is noted. In addition to the facilities listed, the company leases other warehousing space.

Plant Location	Approximate Floor Space in Square Feet

Metal packaging manufacturing facilities:
North America
Springdale, Arkansas	286,000
Richmond, British Columbia	194,000
Fairfield, California	340,000
Torrance, California	478,000
Golden, Colorado	500,000
Tampa, Florida	275,000
Kapolei, Hawaii	132,000
Monticello, Indiana	356,000
Kansas City, Missouri	400,000
Saratoga Springs, New York	358,000
Wallkill, New York	317,000
Reidsville, North Carolina	287,000
Columbus, Ohio	305,000
Findlay, Ohio*	733,000
Burlington, Ontario	308,000
Whitby, Ontario*	200,000
Guayama, Puerto Rico	225,000
Baie d'Urfe, Quebec	211,000
Chestnut Hill, Tennessee	315,000
Conroe, Texas	180,000
Fort Worth, Texas	328,000
Bristol, Virginia	241,000
Williamsburg, Virginia	400,000
Kent, Washington	166,000
Weirton, West Virginia (leased)	85,000
DeForest, Wisconsin	360,000
Milwaukee, Wisconsin*	397,000

Europe
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	283,000
Hermsdorf, Germany	269,000
Weissenthurm, Germany	260,000
Oss, The Netherlands	231,000
Radomsko, Poland	309,000
Deeside, U.K.	109,000
Rugby, U.K.	175,000
Wrexham, U.K.	222,000

Asia
Beijing, PRC	303,000
Hubei (Wuhan), PRC	237,000
Shenzhen, PRC	404,000

* Includes both metal beverage container and metal food container manufacturing operations.

Plant Location	Approximate Floor Space in Square Feet

Plastic packaging manufacturing facilities:
North America
Chino, California (leased)	578,000
Ames, Iowa	840,000
Delran, New Jersey	450,000
Baldwinsville, New York (leased)	508,000
Watertown, Wisconsin	111,000

Asia
Zhongfu, PRC (leased)	52,000
Hemei, PRC	47,000

The plant under construction in Belgrade, Serbia, will be approximately 313,000 square feet when completed. In addition to the consolidated manufacturing facilities, the company has ownership interests of 50 percent or less in packaging affiliates located primarily in the U.S., PRC and Brazil.

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

In July 1992 the company entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Several other companies, which are defendants in the above-referenced lawsuits, had already entered into the settlement and indemnification agreement with Waste Management and Denver. Waste Management, Inc., has agreed to guarantee the obligations for Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes which may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement.

At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that, on August 1, 1997, the USEPA sent notice of potential liability to 19 PRPs concerning past activities at one or more of the four Rocky Flats parcels (including land owned by Precision Chemicals now owned by Great Western Inorganics) at the Rocky Flats Industrial Park site (RFIP) located in Jefferson County, Colorado. The RFIP site also includes the American Ecological Recycling and Research Company (AERRCO) site and a site owned by Thoro Products Company. Based upon sampling at the site in 1996, the USEPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. The USEPA requested the PRPs to perform certain site work in 1996. On December 19, 1997, the USEPA issued an Administrative Order on Consent (AOC) to conduct engineering estimates and cost analyses. The company has funded approximately $70,000 toward these costs. The PRPs have negotiated an agreement and the company contributed $5,000 as an initial group contribution. The company has agreed to pay 12 percent of the costs of cleanup at the AERRCO site and a percentage of the cleanup costs on the Thoro site. On January 8, 2003, and October 9, 2003, the company made additional payments of $97,200 (total $194,400) toward the cost of cleanup. The company paid $35,355 in 2004 toward the cleanup. Based on the information, or lack thereof, available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in October 2001 representatives of Vauxmont Intermountain Communities (Vauxmont) notified six of the PRPs at the AERRCO site, including the company, (AERRCO PRPs) that hazardous materials might have contaminated property owned by Vauxmont. The AERRCO site is contained within the RFIP site. Vauxmont also alleges that it lost $7 million on a contract with a home developer for the purchase of a portion of the land. Vauxmont representatives requested that the AERRCO PRPs study any contamination to the Vauxmont real estate. The AERRCO PRPs agreed to undertake such a study and sought the USEPA’s final approval. The sampling results were made available to all parties. No further claims have been made against the company by Vauxmont to date. Based on the information, or lack thereof, available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

The company previously reported that on or about June 14, 1990, the El Monte plant of Ball-InCon Glass Packaging Corp. (renamed Ball Glass Container Corporation [Ball Glass] in 1994), a then wholly owned subsidiary of the company, the assets of which were contributed in September 1995 into a joint venture with Compagnie de Saint-Gobain (Saint-Gobain), now known as Saint-Gobain Industries, Inc., and currently wholly owned by Saint-Gobain, received a general notification letter and information request from the EPA, Region IX. The letter notified Ball Glass that it may have a potential liability as defined in Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the San Gabriel Valley areas 1-4 Superfund Sites located in Los Angeles County, California. Other companies received a similar letter and request. The PRP group organized and drafted an agreement, which Ball Glass executed. The PRP group and the EPA negotiated the terms of an AOC, which was subsequently revised and finalized with the consent of the EPA. The remedy AOC was filed with the U.S. District Court in Los Angeles effective April 21, 2004, four days after the public comment period expired. On June 21, 2004, the order became final. No appeals were filed. On June 30, 2004, the de minimis parties’ settlement in the amount of $3.75 million (Ball’s $412,169 share was paid on November 6, 2003) was distributed to Gould Industries who will place the monies into a qualified settlement fund for its use and performance in performing the site remediation work required by the AOC. The de minimis settlement, incorporated into the AOC, has now become final and the company and subsidiaries will receive contribution protection from the U.S. government against any future litigation at this site. The company believes that this matter is now resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that in 1998 various consumers filed toxic tort litigation in the Superior Court for Los Angeles County (Trial Court) against various water companies operating in the San Gabriel Valley Basin. Plaintiffs also joined other PRPs, including the company, in the various operable units of the San Gabriel Valley Superfund Site. The Trial Court consolidated the six separate lawsuits in the Northeast District (Pasadena) and designated the case of Adler, et al. v. Southern California Water Company, et al., as the lead case. This case involved allegations that the defendants had violated regulatory drinking water standards. The parties have now settled this case. The company has agreed to pay $50,000 toward the settlement. The settlement has been filed with and approved by the Trial Court. The settlement amount will be tendered to the plaintiffs after the plaintiffs obtain an order approving the settlement and release of the claims of those plaintiffs who are minors. The company’s general liability insurance carrier has been defending the action and is paying the cost of defense, including attorneys’ fees, under a reservation of rights. The company believes that this matter is now resolved with no material adverse effect upon the liquidity, results of operations or financial condition of the company.

On December 30, 2002, the company received a 104(e) letter from the USEPA pursuant to CERCLA requesting answers to certain questions regarding the waste disposal practices of Heekin Can Company and the relationship between the company and Heekin Can Company. Region 5 of the USEPA is involved in the cleanup of the Jackson Brothers Paint Company site, which consists of four, and possibly five, sites in and around Laurel, Indiana. The Jackson Brothers Paint Company apparently disposed of drums of waste in those sites during the 1960s and 1970s. The USEPA has alleged that some of the waste that has been uncovered was sent to the sites from the Cincinnati plant operated by Heekin Can Company. The Indiana Department of Environmental Management (IDEM) referred this matter to the USEPA for removal of the drums and cleanup. At the present time there are an undetermined number of drums at one or more of the sites that have been initially identified by the USEPA as originating from Heekin Can Company. The USEPA has sent 104(e) letters to seven PRPs including Heekin Can Company. On January 30, 2003, the company responded to the request for information pursuant to Section 104(e) of CERCLA. The USEPA has initially estimated cleanup costs to be between $4 million and $5 million. Based on the information, or lack thereof, available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Europe

Ball Packaging Europe (BPE), together with other plaintiffs, is contesting in federal and state administrative courts the enactment of a mandatory deposit for non-refillable containers based on the German Packaging Regulation (Verpackungsverordnung). The proceedings in the State Administrative Court are still active in two States (Bavaria and Hamburg), and the proceedings in the other states have been declared inactive or have been retracted. The Federal Constitutional Court in Karsruhe (Bundesverfassungsgericht) has denied the motions of the plaintiffs for judgment. At the federal level, a proceeding with the Administrative Court in Berlin (Verwaltungsgericht Berlin) is still pending. BPE filed a motion for an expedited procedure with the objective of reinstating the suspensive effect of the procedure. The Administrative Court has denied the motion. BPE has filed an appeal against this decision with the Higher Administrative Court in Berlin (Oberverwaltungsgericht Berlin), which also denied the motion. The European Court of Justice has issued a judgment that confirmed that the German deposit legislation violated, among other EU regulations, the principle of free trade of goods within the European Union (EU) and disadvantaged the importers of beverages versus German beverage producers. Following this judgment, two German law firms have suggested that importers of beverages and possibly even local beverage producers may be able to market beverages in Germany without mandatory deposit until a German-wide functioning return system is implemented. The German government does not share this point of view and has indicated that it will continue to apply the mandatory deposit regulations. German retailers are hesitant as to which point of view they share. Based on the information, or lack thereof, available to the company at the present time, the company is unable to express an opinion as to the actual exposure of the company.

Item 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 2004.

Part II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York, Chicago and Pacific Stock Exchanges. There were 5,484 common shareholders of record on February 4, 2005.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2004.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
October 4 to October 31, 2004	220		$37.67	220	11,755,396
November 1 to November 28, 2004	47,990		$40.74	47,990	11,707,406
November 29 to December 31, 2004	322,063		$44.04	322,063	11,385,343

Total	370,273	(a)	$43.61	370,273

(a)	Primarily open market purchases.
(b)	The company has an ongoing repurchase program for which shares are authorized for repurchase by Ball’s Board of Directors as needed. On July 28, 2004, the board authorized the repurchase of up to 12 million shares, which replaced all previous authorizations. On January 31, 2005, the company repurchased 3 million shares thereby reducing the maximum number of shares that may yet be repurchased under the program by that amount.

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2004 and 2003 (on a calendar quarter basis) were:

	2004				2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$34.43	$36.23	$38.30	$45.20	$28.425	$29.61	$27.555	$29.875
Low	28.255	30.20	34.12	35.81	24.275	22.635	21.150	26.60
Dividends per share	0.075	0.075	0.10	0.10	0.045	0.045	0.075	0.075

Amounts have been retroactively restated for a two-for-one stock split, which was effected on August 23, 2004.

Item 6.  Selected Financial Data

Five-Year Review of Selected Financial Data
Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2004	2003	2002	2001	2000
Net sales	$5,440.2	$4,977.0	$3,858.9	$3,686.1	$3,664.7
Net earnings (loss) (1)	295.6	229.9	156.1	(99.2)	68.2
Preferred dividends, net of tax	--	--	--	(2.0)	(2.6)

Earnings (loss) attributable to common
shareholders (1)	$295.6	$229.9	$156.1	$(101.2)	$65.6

Return on average common shareholders’
equity	31.2%	35.4%	31.3%	(17.7)%	10.1%

Basic earnings (loss) per share (1) (2)	$2.67	$2.06	$1.39	$(0.92)	$0.56

Weighted average common shares
outstanding (000s) (2)	110,846	111,710	112,634	109,759	116,160

Diluted earnings (loss) per share (1) (2)	$2.60	$2.01	$1.36	$(0.92)	$0.53

Diluted weighted average common
shares outstanding (000s) (2)	113,790	114,275	115,076	109,759	124,068

Property, plant and equipment additions	$196.0	$137.2	$158.4	$68.5	$98.7
Depreciation and amortization	$215.1	$205.5	$149.2	$152.5	$159.1
Total assets	$4,477.7	$4,069.6	$4,132.4	$2,313.6	$2,649.8
Total interest bearing debt and capital
lease obligations	$1,660.7	$1,686.9	$1,981.0	$1,064.1	$1,137.3
Common shareholders’ equity	$1,086.6	$807.8	$492.9	$504.1	$639.6
Market capitalization (3)	$4,956.2	$3,359.1	$2,904.8	$2,043.8	$1,292.0
Net debt to market capitalization (3)	29.5%	49.1%	59.3%	48.0%	86.0%
Cash dividends per share (2)	$0.35	$0.24	$0.18	$0.15	$0.15
Book value per share (2)	$9.64	$7.17	$4.35	$4.36	$5.70
Market value per share (2)	$43.98	$29.785	$25.595	$17.675	$11.515
Annual return to common shareholders (4)	48.8%	17.4%	46.0%	55.3%	19.2%
Working capital	$249.3	$62.4	$155.6	$218.8	$310.2
Current ratio	1.25	1.07	1.15	1.38	1.47

(1)	Includes business consolidation activities and other items affecting comparability between years of pretax income of $15.2 million, $3.7 million and $2.3 million in 2004, 2003 and 2002, respectively, and pretax expense of $271.2 million and $76.4 million in 2001 and 2000, respectively. Also includes expense of $15.2 million in 2004 reported within equity in results of affiliates and $15.2 million and $5.2 million of debt refinancing costs in 2003 and 2002, respectively, reported as interest expense. Additional details about the 2004, 2003 and 2002 items are available in Notes 4, 9 and 11 to the consolidated financial statements within Item 8 of this report.
(2)	Amounts have been retroactively restated for two-for-one stock splits, which were effected on August 23, 2004, and February 22, 2002.
(3)	Market capitalization is defined as the number of common shares outstanding at year end, multiplied by the year-end closing price of Ball common stock. Net debt is total debt less cash and cash equivalents.
(4)	Change in stock price plus dividend yield assuming reinvestment of all dividends paid.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ball Corporation and subsidiaries are referred to collectively as “Ball,” “the company,” “we” and “our” in the following discussion and analysis.

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage and food industries. Our packaging products are produced for a variety of end uses and are currently manufactured in 48 plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage and food producers with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage and food companies in North America, Europe and the People’s Republic of China (PRC), as does our equity joint venture in Brazil. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major supplier or customer, although our long-term relationships and contracts mitigate these risks.

In the rigid packaging industry in the U.S. and Canada, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing where possible. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing (excluding the effects of the German mandatory deposit discussed in “International Packaging”) and are expected to continue to grow. We are capitalizing on this growth by reconfiguring some of our European can manufacturing lines, building a beverage can manufacturing plant near Belgrade, Serbia, and expanding our manufacturing capacity in both the PRC and Brazil. The Belgrade plant is scheduled to be operational by the second quarter of 2005.

With our acquisition of Ball Packaging Europe in December 2002, Ball’s consolidated earnings are more exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in the “Financial Instruments and Risk Management” section.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the ever-expanding needs of our beverage and food customers. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage and food customers.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that congressional budget reductions or changes in agency budgets could limit future funding and new contract awards.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately 60 percent cost-plus contracts, which are billed at our costs plus an agreed upon profit component, and approximately 40 percent fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this business include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial measures we use are earnings before interest and taxes (EBIT), diluted earnings per share, economic value added, operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). Nonfinancial measures in the packaging segments include production spoilage rates, quality control measures and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining quality employees is critically important to the success of Ball and, because of this, we work to pay employees competitively and encourage their prudent ownership of the company’s common stock. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value-added operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, many employees, regardless of organizational level, have opportunities to participate as Ball shareholders. During 2004 we expanded our employee stock purchase program to some of our Ball Packaging Europe employees.

In recognition of the company’s performance, the company’s Board of Directors declared a two-for-one stock split and increased the quarterly dividend. The distribution date for the stock split was August 23, 2004, for shareholders of record on August 4, 2004. As a result of the stock split, all amounts related to earnings per share and share prices have been retroactively restated as if the split had occurred as of January 1, 2002. Ball’s board also authorized the repurchase of up to 12 million of the company’s post-split shares. This authorization replaced all previous authorizations. On January 31, 2005, the company repurchased 3 million shares, thereby reducing the maximum number of shares that may yet be repurchased by that amount.

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting, and accordingly, those results are not included in segment sales or earnings.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada, which manufacture metal container products, used primarily in beverage and food packaging, and polyethylene terephthalate (PET) plastic container products, used principally in beverage packaging. This segment accounted for 65 percent of consolidated net sales in 2004.

Metal Beverage Container Sales

North American metal beverage container sales comprised 67 percent of segment sales in 2004 (69 percent in 2003) and were 3 percent higher than in 2003. Contributing to the increase were the pass through of aluminum price increases and higher volumes in our specialty can products, partially offset by declines in standard 12-ounce cans. Sales in the first quarter of 2004 were also improved over 2003 due to the acquisition of Metal Packaging International, Inc. (MPI) in March 2003 (discussed below). North American metal beverage container sales were slightly higher in 2003 than in 2002 as higher can end volumes resulting from the acquisition of MPI were partially offset by lower can and end volumes in several regions of the country due to poor weather conditions. Based on publicly available information, we estimate that our shipments of metal beverage containers were approximately 31 percent of total U.S. and Canadian shipments in 2004.

In October 2004 we announced plans to convert a beverage can manufacturing line in our Golden, Colorado, plant from the production of 12-ounce beverage cans to 24-ounce beverage cans. The Golden line conversion, which is expected to be completed during the second quarter of 2005, will enable Ball to more efficiently match its capacity with the growing demand for custom cans.

On March 11, 2003, we acquired MPI, a manufacturer of aluminum beverage can ends, for $28 million. MPI produced just over 2 billion ends for metal beverage containers per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002.

Metal Food Container Sales

Metal food container sales in 2004 comprised 22 percent of segment sales (20 percent in 2003) and were 20 percent higher than 2003 sales. Sales were higher due to the acquisition of Ball Western Can Company, LLC (Ball Western Can) in March 2004 (discussed below), higher selling prices as a result of the pass through of raw material costs and some pre-buying by customers in the fourth quarter ahead of expected steel price increases. Negotiations with respect to 2005 sales contracts are ongoing. We believe these negotiations will result in the pass through of the majority of the 2005 steel price increases. We estimate our 2004 shipments of approximately 7 billion cans to be approximately 21 percent of total U.S. and Canadian metal food container shipments, based on publicly available trade information.

Metal food container sales in 2003 were 3 percent higher than in 2002. Sales were higher in 2003 compared to 2002 primarily as a result of a multi-year contract with Ross Products, a division of Abbott Laboratories.

On March 17, 2004, we acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can for $30 million. Ball Western Can, located in Oakdale, California, was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball using the equity method of accounting. Ball and ConAgra’s parent company, ConAgra Foods Inc., signed a long-term agreement under which Ball will provide metal food containers to ConAgra food packing locations in California. The acquisition of Ball Western Can added approximately one billion units of annual capacity.

Plastic Container Sales

Plastic container sales in 2004 comprised 11 percent of segment sales (11 percent in 2003) and increased 7 percent compared to 2003. The increase was primarily related to several new preform sales contracts secured during the year and the price pass through of raw material price increases. Preform sales, which represent approximately 8 percent of the business, increased by 56 percent and bottle sales increased by 4 percent over 2003 levels. Carbonated soft drink and water sales volumes were lower than expected primarily due to reduced demand on the East Coast resulting from competitive pressures and a delay in the commencement of a new customer supply opportunity on the West Coast. Although only a small percentage of our total volume, juice and beer container sales increased in 2004 and are expected to grow considerably in the future as more focus is given to these specialty markets and the development of our Heat-Tek(TM) business. We estimate our 2004 shipments of 5 billion bottles to be approximately 8 percent of total U.S. and Canadian plastic container shipments.

Plastic container sales in 2003 increased 6 percent compared to 2002. Four plastic bottle blow-molding production lines were installed during the latter part of 2002 which increased 2003 sales volumes compared to 2002. Competitive pricing pressure and cold and wet weather conditions on the East Coast and in the Midwest contributed to lower than expected 2003 sales. In response to the lower sales, we reduced production at certain plants, and reduced the work force and idled some of the equipment at our Watertown, Wisconsin, plant.

North American Packaging Segment Earnings

Segment earnings in 2004 were 18 percent higher than in 2003. The improvement in earnings was the result of higher sales and production volumes, improved product mix, cost reduction programs and strong fourth quarter food can sales. In addition, 2003 earnings were negatively impacted by approximately $11 million of start-up costs associated with a new two-piece food can manufacturing line in Milwaukee. Partially offsetting these 2004 earnings improvements were continued pricing pressures on commodity plastic containers for soft drink customers and an increase in cost of sales due to rising raw material costs under the LIFO (last-in-first-out) method of accounting.

Segment earnings were slightly lower in 2003 than in 2002. In addition to the Milwaukee start-up costs, 2003 earnings were negatively affected by competitive pricing pressures on food cans and plastic containers. These issues were partially offset by cost improvements achieved through operating efficiencies, lower spoilage and stringent cost management, particularly in our metal beverage container plants.

Segment earnings results over the past three years include various business consolidation activities, which were undertaken to improve our operations. All of these restructuring activities were completed by the end of 2004. Segment earnings included business consolidation gains of $1.1 million and $0.2 million for 2004 and 2003, respectively, and a loss of $2.3 million in 2002. In addition to the business consolidation gains, relocation costs of $2 million and $2.7 million were incurred in 2004 and 2003, respectively, for the relocation of the plastics offices and research and development facility from Atlanta, Georgia, to Colorado. The office relocation was completed during 2003 and the R&D facility relocation was completed in 2004.

Concerning the business consolidation activities, earnings of $0.4 million were recorded in the fourth quarter of 2004, as costs to complete the closure of a metal food container plant were less than expected. Also in the third quarter, $0.7 million of earnings were recorded to reflect lower than expected costs incurred on the shut down and relocation of the Atlanta plastics offices and research and development facility.

In the fourth quarter of 2003, a gain of $1.6 million was recorded in connection with the sale of a metal beverage container facility that was shut down in December 2001. In the first quarter of 2003, a net charge of $1.4 million was booked to record the closure of a metal food container plant and a gain from a previous plant closure.

In the fourth quarter of 2002, a net charge of $2.3 million was recorded in connection with the closure of the Atlanta plastics facilities and the completion of several plant closures commenced prior to 2002.

International Packaging

International packaging includes the production and sale of metal beverage container products manufactured in Europe and Asia as well as plastic containers manufactured and sold in Asia. This segment accounted for 23 percent of consolidated net sales in 2004.

Europe

Ball Packaging Europe, which represents approximately 30 percent of the total European metal beverage container manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands and Poland. European sales were 10 percent higher in 2004 than in 2003 as a result of a stronger euro, higher selling prices and successful export programs from German plants to other European countries. In the first quarter of 2003, one German can manufacturing line was idled and, in the first quarter of 2004, another German can manufacturing line was converted from steel to aluminum cans. Another steel can manufacturing line in the Netherlands is being converted to aluminum partially in response to increased demand for custom cans in Europe. This conversion is expected to be completed by the end of the first quarter of 2005.

European sales of $1 billion in 2003 benefited from a strong euro, but were negatively affected by the January 1, 2003, imposition of a mandatory deposit on one-way metal, PET and glass beverage containers (for beer, carbonated soft drinks and water) in Germany, where four of Ball Packaging Europe’s plants are located. While sales volumes to German customers from our European plants were down approximately 2.2 billion cans in 2003 from prior year levels, warm weather conditions in much of Europe and the continued growth in beverage can usage in eastern and southern Europe have helped to increase volumes in other countries. Sales in 2002 were not comparable to 2003 because Ball acquired Ball Packaging Europe on December 19, 2002.

Construction on a new beverage can plant near Belgrade, Serbia, commenced during the second quarter of 2004 to serve the growing demand for beverage cans in southern and eastern Europe. We currently expect the new plant to be operational in the second quarter of 2005.

PRC

Sales in the PRC in 2004 increased 18 percent over 2003 levels, which were flat compared to 2002. Earnings before taxes were significantly improved over the prior year due largely to cost reduction initiatives resulting from business consolidation actions taken in 2001.

During the fourth quarter of 2004, Sanshui Jianlibao FTB Packaging Limited (Sanshui JFP), a 35 percent owned PRC joint venture, experienced a greater than customary seasonal production slowdown caused by cash flow difficulties. The cash flow difficulties were due to a build up of receivables from our joint venture partner’s business, which is Sanshui JFP’s major customer. After discussions with representatives of the local Chinese government, which has taken control of our joint venture partner’s business, we recorded an allowance for doubtful accounts in respect of Sanshui JFP’s receivable from the joint venture partner. Our share of the bad debt provision amounted to $15.2 million and is included in the consolidated statement of earnings as equity in results of affiliates.

International Packaging Segment Earnings

International packaging segment earnings improved in 2004 and 2003 due to a stronger euro and higher profit margins in both Europe and the PRC due in large part to operational cost reduction programs. The stronger euro improved our net earnings per diluted share by $0.08 in 2004 compared to 2003. Segment earnings in 2004 were also improved over 2003 by the nonrecurrence of purchase accounting adjustments which increased Ball Packaging Europe’s cost of sales in 2003.

In June 2001 we announced a plan to exit the general line metal can business in the PRC and reduce our PRC beverage can manufacturing capacity by closing two plants. A $237.7 million pretax charge ($185 million after tax and minority interest impact) was recorded in connection with this reorganization. We recorded $13.7 million of earnings during 2004, $3.3 million in 2003 and $5.1 million in 2002 as restructuring activities were completed, resulting in realization on assets in excess of amounts previously estimated, as well as costs incurred being less than estimated. Other than tax clearances from the applicable authorities as the closed facilities are formally liquidated, the costs and transactions related to the PRC were concluded by the end of 2004.

Aerospace and Technologies

Aerospace and technologies segment sales represented 12 percent of 2004 consolidated net sales (11 percent in 2003) and were 22 percent higher than in 2003. Higher sales in 2004 resulted from newly awarded contracts and additions to previously awarded contracts. The aerospace and technologies business won a number of large, strategic contracts and delivered a great deal of sophisticated space and defense instrumentation throughout the period. Net earnings decreased in 2004 by 2 percent compared to 2003 largely due to increased pension costs and higher costs incurred on certain cost-plus contracts without corresponding additional fees as these contracts reach completion. In addition, 2003 margins included approximately $8 million due to successfully achieving milestones in two key programs. Sales and operating margins in 2003 increased compared to 2002 as a result of strong operating performance and the program milestones and completions mentioned above.

Some of the segment’s high-profile contracts include: the Deep Impact mission, which was launched in January 2005 to intercept and study a comet; WorldView, an advanced commercial remote sensing satellite; the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and a number of antennas for the Joint Strike Fighter.

Earnings were recorded of $0.4 million in the fourth quarter of 2004, $0.2 million in the third quarter of 2003 and $2 million in the fourth quarter of 2002 for exit costs that were no longer required due to the sale of a product line whose operations ceased in 2001. In the fourth quarter of 2002, we also recorded a $2.5 million after-tax charge to write off an equity investment in an aerospace company.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented approximately 82 percent of segment sales in 2004 and 96 percent of segment sales in both 2003 and 2002. The percentage representing U.S. government sales decreased in 2004 due to growing revenues related to the WorldView contract. Contracted backlog for the aerospace and technologies segment at December 31, 2004 and 2003, was $694 million and $644 million, respectively. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information regarding the company’s segments, see the summary of business segment information in Note 2 accompanying the consolidated financial statements within Item 8 of this report. The charges recorded for business consolidation activities were based on estimates by Ball management, actuaries and other independent parties and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 4 accompanying the consolidated financial statements.

Selling and Administrative Expenses

Selling and administrative expenses were $267.9 million, $234.2 million and $170.6 million for 2004, 2003 and 2002, respectively. The increase in 2004 compared to 2003 was due to higher costs related to the company’s deposit share program, higher pension and incentive costs, costs associated with Sarbanes-Oxley compliance in 2004, higher research and development costs, the effects of foreign exchange rates and growth in our aerospace and technologies segment. In 2004 we reduced our U.S. pension plan discount rate from 6.75 percent to 6.25 percent, resulting in approximately $8.3 million higher U.S. pension expense for the year compared to 2003, most of which was included in cost of sales.

Approximately $48.1 million of the increase in 2003 compared to 2002 is related to the acquisition of Ball Packaging Europe in December 2002. The additional increase in 2003 was primarily the result of higher employee costs, incentives and higher pension expense, partially offset by lower expenses in the PRC. In 2003 we reduced our U.S. pension plan long-term asset return assumption from 9 percent to 8.5 percent and our discount rate from 7.5 percent to 6.75 percent. The changes in the return on pension asset and discount rate assumptions, as well as actual asset performance, increased North American pension expense for the year by approximately $14.8 million as compared to 2002. Most of this increase was included in cost of sales.

For the U.S. pension plans, we intend to maintain our current return on asset assumption at 8.5 percent for 2005 while further reducing the discount rate assumption to 6 percent. Based on these assumptions, U.S. pension expense for 2005 is anticipated to increase approximately $5.4 million compared to 2004, most of which will be included in cost of sales. Pension expense in Europe and Canada combined is expected to be comparable to 2004 expense. A further reduction of the plan asset return assumption by one quarter of a percentage point would result in additional expense of approximately $1.8 million. A quarter of a percentage point reduction in the discount rate would result in approximately $3.3 million of additional expense. Additional information regarding the company’s pension plans is provided in Note 13 accompanying the consolidated financial statements.

Interest and Taxes

Consolidated interest expense before debt refinancing costs was $103.7 million in 2004, $125.9 million in 2003 and $75.6 million in 2002. The lower expense in 2004 compared to 2003 was due to lower average borrowings and changes in interest rates. The higher expense in 2003 compared to 2002 was associated with the higher level of borrowings subsequent to the acquisition of Ball Packaging Europe. Debt refinancing costs in 2003 included $15.2 million of costs associated with the early redemption of the company’s 8.25% senior subordinated notes in August 2003. Debt refinancing costs in 2002 included $5.2 million related to the refinancing of the company’s debt in connection with the acquisition of Ball Packaging Europe.

Ball’s consolidated effective income tax rate for 2004 was 32 percent compared to 31.3 percent in 2003 and 35.6 percent in 2002. The overall 2004 effective rate was slightly higher, primarily due to higher North American earnings than in 2003, but continues to reflect a low consolidated European income tax rate due to lower profits in Germany, reflecting the impact of the refundable mandatory deposit on non-refillable containers imposed on January 1, 2003, and a tax holiday in Poland. Germany has the highest tax rate of the European countries in which Ball has operations.

We are currently reviewing the impact of making a 2005 foreign earnings distribution to the U.S. via intercompany dividend distributions in accordance with the American Jobs Creation Act of 2004. If such a dividend distribution were to occur, we estimate the reasonably possible range of distributions to be $300 million to $500 million, with the related potential impact on income tax expense being $7 million to $12 million. See Note 12 in Item 8 for more details on other pending tax matters.

Results of Equity Affiliates

Equity in the earnings of affiliates is attributable to our 50 percent ownership in packaging investments in North America and Brazil, a minority-owned aerospace business and our minority-owned packaging investments in the PRC and, prior to 2003, in Thailand. Earnings in 2004 included a $15.2 million loss which represented Ball’s share of a provision for doubtful accounts related to its 35 percent owned interest in Sanshui JFP (discussed above in “International Packaging”). Excluding the PRC loss, earnings were $15.8 million in 2004 compared to $11.3 million in 2003 and $9.3 million in 2002. The higher earnings in 2004 included improved results in our joint ventures in Brazil and North America. The higher earnings in 2003 compared to 2002 were the result of improved earnings in our joint venture in Brazil, offset by lower earnings in our North American packaging joint ventures and our investment in Thailand no longer being accounted for under the equity method.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 1 to the consolidated financial statements within Item 8 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Cash flows from operating activities were $535.9 million in 2004 compared to $364 million in 2003 and $452.3 million in 2002. The lower amount generated in 2003 included $138.3 million for the payment in January 2003 of an accrued withholding tax obligation related to the acquisition of Ball Packaging Europe (further discussed below) which was funded by the seller at the time of closing by the inclusion of €131 million of additional cash.

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) for planning purposes, (3) to evaluate strategic investments and (4) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. generally accepted accounting principles and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less additions to property, plant and equipment (capital spending). Free cash flow is typically derived directly from the company’s cash flow statements; however, it may be adjusted for items that affect comparability between periods. An example of such an item excluded in 2003 is the $138.3 million withholding tax payment liability assumed in the acquisition of Ball Packaging Europe in December 2002 (discussed above). We believe this is not a comparable free cash flow outflow of the company as it was funded by the seller.

Based on this, our consolidated free cash flow is summarized as follows:

($ in millions)	2004	2003	2002
Cash flows from operating activities	$535.9	$364.0	$452.3
Add back withholding tax payment related to the
acquisition of Ball Packaging Europe	--	138.3	--
Capital spending	(196.0)	(137.2)	(158.4)

Free cash flow	$339.9	$365.1	$293.9

Cash flows from operating activities in 2004 reflected higher earnings and higher accounts payable, offset by higher accounts receivable and inventories. Inventories and accounts payable were higher due to increased purchases of raw materials and accounts receivable were higher partially as a result of strong December food can sales. Cash flow in 2003 included higher earnings, lower accounts receivable and lower inventories than in 2002 but was offset by lower accounts payable.

Based on information currently available, we estimate cash flows from operating activities for 2005 to be $500 million or more, capital spending to be approximately $300 million and free cash flow to exceed $200 million. Capital spending of $196 million in 2004 was below depreciation and amortization expense of $215.1 million. In 2005 we plan to invest capital in our highest performing operations, including projects to increase custom can capabilities, convert lines from steel to aluminum in Europe and the completion of a new beverage can manufacturing plant in Belgrade, Serbia, as well as expenditures in the aerospace and technologies segment.

Debt Facilities and Refinancing

Interest-bearing debt at December 31, 2004, decreased $26.2 million to $1,660.7 million from $1,686.9 million at year-end 2003. The reduction in interest-bearing debt includes the net repayment of approximately $78 million of debt, partially offset by the non-cash translation exchange effect on the balance sheet of having foreign debt denominated in the stronger euro and British pound. Cash and cash equivalents at December 31, 2004, were $198.7 million compared to $36.5 million at December 31, 2003. We intend to use much of the 2004 ending cash balance to repurchase shares of our stock.

At December 31, 2004, approximately $407 million was available under the revolving credit facility portions of the multi-currency senior credit facilities. The company also had $234 million of short-term uncommitted credit facilities available at the end of the year, of which $43.7 million was outstanding.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B and reduced the interest rate by 50 basis points. During the fourth quarter of 2003, Ball repaid $160 million of the U.S. dollar denominated Term Loan B and €25 million of the euro denominated Term Loan B. At the time of the early repayment, the interest rate on the U.S. portion of the Term Loan B was reduced by 50 basis points. Interest expense during the first quarter of 2004 and the fourth quarter of 2003 included $0.5 million and $2.9 million, respectively, for the write off of the unamortized financing costs associated with the repaid loans.

On August 8, 2003, Ball refinanced 8.25% Senior Subordinated Notes due in 2008 through the private placement of $250 million of 6.875% Senior Notes due in 2012 issued at a price of 102% (effective yield to maturity of 6.58 percent). In connection with the refinancing of the higher interest debt, in the third quarter of 2003 a pretax charge of $15.2 million was recorded as interest expense, which consisted of the payment of a $10.3 million call premium and the write off of $4.9 million of unamortized financing costs.

In connection with the acquisition of Ball Packaging Europe, we refinanced $389 million of our existing debt and, as a result, recorded in 2002 a pretax charge of $5.2 million for the write off of unamortized financing costs.

The company has a receivables sales agreement which provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million as of December 31, 2004 ($175 million as of December 31, 2003). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140. Net funds received from the sale of the accounts receivable totaled $174.7 million and $175 million at December 31, 2004 and 2003, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets.

The company was not in default of any loan agreement at December 31, 2004, and has met all payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

Additional details about the company’s receivables sales agreement and debt are available in Notes 5 and 11, respectively, accompanying the consolidated financial statements.

Other Liquidity Items

Cash payments required for debt maturities, rental payments under noncancellable operating leases and purchasing obligations in effect at December 31, 2004, are summarized in the following table:

	Payments Due By Period
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,603.4	$77.8	$460.2	$506.2	$559.2
Capital lease obligations	9.3	1.5	3.1	1.0	3.7
Operating leases	167.0	43.4	57.1	27.5	39.0
Purchase obligations (a)	4,717.4	2,070.0	2,596.5	42.3	8.6

Total payments on contractual
obligations	$6,497.1	$2,192.7	$3,116.9	$577.0	$610.5

(a)	The company’s purchase obligations include contracted amounts for aluminum, steel, plastic resin and other direct materials. Also included are commitments for purchases of natural gas and electricity, aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may not result in penalties and, therefore, actual payments could vary significantly.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be approximately $17 million in 2005. This estimate may change based on plan asset performance. Benefit payments related to these plans are expected to be $43 million, $44 million, $47 million, $49 million and $51 million for the years ending December 31, 2005 through 2009, respectively, and $301 million thereafter. Payments to participants in the unfunded German plans are expected to be approximately $24 million in 2005, $25 million in each of the years 2006 through 2009 and a total of $123 million thereafter.

We have increased our share repurchase program in 2005 to between $150 million and $175 million, net of issuances, compared to $50 million net in 2004. On January 31, 2005, Ball repurchased 3 million of its common shares at an initial price of $42.72 per share using cash on hand and available borrowings. The price per share is subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date of July 6, 2005.

Annual cash dividends paid on common stock were 35 cents per share in 2004, 24 cents per share in 2003 and 18 cents per share in 2002. Ball increased its dividends for the third and fourth quarter of 2004 from seven and a half to 10 cents per share, resulting in dividend payments which were $12.1 million higher in 2004 than in 2003. The company also increased its dividends for the third and fourth quarters of 2003 from four and a half to seven and a half cents per share. This change resulted in dividend payments which were $6.4 million higher in 2003 than in 2002.

Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which we participate, our operations in developing markets outside the U.S., changing commodity prices for the materials used in the manufacture of our products and changing capital markets. Where practicable, we attempt to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of derivative financial instruments as explained in Item 7A of this report.

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

Due to political and legal uncertainties in Germany, no nationwide system for returning containers was in place at the time a mandatory deposit was imposed in January 2003 and most retailers stopped carrying beverages in non-refillable containers. On October 15, 2004, the German parliament adopted a proposal leaving the existing deposit of 25 eurocents per container in effect. This decision, however, was ruled not in compliance with the European Union (EU) law, and therefore does not provide a stable legal situation to which the industry can adapt. The outcome of the legal proceedings of the EU Commission is unclear and the political discussions about the deposit continue. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries. We also closed a plant in the United Kingdom, shut down one production line in Germany, delayed capital investment projects in France and Poland and have converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates. See Note 1 to the consolidated financial statements for a summary of the company’s critical and significant accounting policies.

The U.S. economy and the company have experienced minor general inflation during the past several years. Management believes that evaluation of Ball’s performance during the periods covered by these consolidated financial statements should be based upon historical financial statements.

Forward-Looking Statements

The company has made or implied certain forward-looking statements in this annual report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand, particularly during the months when the demand for metal beverage cans is heaviest; loss of one or more major customers; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; lack of productivity improvement or production cost reductions; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; shortages in and pricing of raw materials, particularly resin, steel, aluminum and energy, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability and plant closures; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; fiscal and monetary policies established by the United States or foreign governments; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty and schedule of performance associated with such segment contracts; international business and market risks such as the devaluation of certain currencies; pricing and ability or inability to sell scrap associated with the production of metal and plastic containers; the ability to invoice and collect accounts receivable related to such segment contracts in the ordinary course of business; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production, supply or pricing of raw materials used in the production of the company’s goods and services, including increased energy costs, and/or disruptions in the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Risk Management

In the ordinary course of business, we employ risk management policies and procedures to reduce our exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and fluctuations in prices of the company’s common stock in regard to common share repurchases. Although the instruments utilized involve varying degrees of credit and interest risk, the counter parties to the agreements are financial institutions, which are expected to perform fully under the terms of the agreements.

To test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analysis are summarized below. Actual changes in market prices or rates may differ from hypothetical changes.

Commodity Price Risk

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into container sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms generally include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects most of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk.

North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most North American food container sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. In 2004 we were able to pass through steel surcharges to our customers and we are currently in negotiations with respect to 2005 steel price increases. We believe these negotiations will result in the pass through of the majority of this year’s steel price increases.

In Europe and Asia the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company also uses forward and option contracts as cash flow hedges to minimize the company’s exposure to significant price changes for those sales contracts where there is not a pass-through arrangement.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s metal prices could result in an estimated $3.8 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $5.2 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for utilities such as natural gas and electricity. A hypothetical 10 percent increase in our utility prices could result in an estimated $5.3 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2004 and 2003, included pay-fixed and pay-floating interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments.

Based on our interest rate exposure at December 31, 2004, assumed floating rate debt levels throughout 2005 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $4.3 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures.

Considering the company’s derivative financial instruments outstanding at December 31, 2004, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $12.8 million after-tax reduction of net earnings over a one-year period. This amount includes the $5.2 million currency exposure discussed above in the “Commodity Price Risk” section. Actual changes in market prices or rates may differ from hypothetical changes.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, on January 31, 2005, Ball repurchased 3 million of its common shares at an initial price of $42.72 per share. The price per share is subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date of July 6, 2005.

The company also sells put options from time to time, which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. The put option contracts allow us to determine the method of settlement, either in cash or shares. At December 31, 2004, there were put option contracts outstanding for 200,000 shares at $31.75 per share, which expired without value in February 2005. There were no put option contracts outstanding at December 31, 2003.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

We have completed an integrated audit of Ball Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows and of shareholders’ equity and comprehensive earnings present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2005

Consolidated Statements of Earnings
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions, except per share amounts)	2004	2003		2002

Net sales	$5,440.2	$4,977.0		$3,858.9

Costs and expenses
Cost of sales (excluding depreciation and amortization)	4,433.5	4,080.2		3,230.4
Depreciation and amortization (Notes 7 and 9)	215.1	205.5		149.2
Business consolidation gains (Note 4)	(15.2)	(3.7)		(2.3)
Selling and administrative	267.9	234.2		170.6

	4,901.3	4,516.2		3,547.9

Earnings before interest and taxes	538.9	460.8		311.0

Interest expense (Note 11)
Interest expense before debt refinancing costs	103.7	125.9		75.6
Debt refinancing costs	--	15.2		5.2

Total interest expense	103.7	141.1		80.8

Earnings before taxes	435.2	319.7		230.2
Tax provision (Note 12)	(139.2)	(100.1)		(81.9)
Minority interests	(1.0)	(1.0)		(1.5)
Equity in results of affiliates (Note 9)	0.6	11.3		9.3

Net earnings	$295.6	$229.9		$156.1

Earnings per share (Notes 14 and 15):
Basic	$2.67	$2.06	(a)	$1.39	(a)
Diluted	$2.60	$2.01	(a)	$1.36	(a)

Weighted average shares outstanding (000s) (Note 15):
Basic	110,846	111,710	(a)	112,634	(a)
Diluted	113,790	114,275	(a)	115,076	(a)

Cash dividends declared and paid, per share	$0.35	$0.24	(a)	$0.18	(a)

(a)     Per share and share amounts have been retroactively restated for the two-for-one stock split discussed in Note 14.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2004	2003
Assets
Current assets
Cash and cash equivalents	$198.7	$36.5
Receivables, net (Note 5)	346.8	250.1
Inventories, net (Note 6)	629.5	546.2
Deferred taxes and prepaid expenses (Note 12)	70.6	90.7

Total current assets	1,245.6	923.5
Property, plant and equipment, net (Note 7)	1,532.4	1,471.1
Goodwill, net (Notes 3, 4 and 8)	1,410.0	1,336.9
Intangibles and other assets, net (Note 9)	289.7	338.1

Total Assets	$4,477.7	$4,069.6

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$123.0	$107.6
Accounts payable	453.0	349.7
Accrued employee costs	222.2	180.6
Income taxes payable	80.4	75.0
Other current liabilities	117.7	148.2

Total current liabilities	996.3	861.1
Long-term debt (Note 11)	1,537.7	1,579.3
Employee benefit obligations (Note 13)	734.3	701.7
Deferred taxes and other liabilities (Note 12)	116.4	113.5

Total liabilities	3,384.7	3,255.6

Contingencies (Note 20)
Minority interests	6.4	6.2

Shareholders’ equity (Note 14)
Common stock (157,506,545 shares issued - 2004;
155,884,710 shares issued - 2003) (a)	610.8	567.3
Retained earnings	1,007.5	748.8
Accumulated other comprehensive earnings (loss)	33.2	(1.4)
Treasury stock, at cost (44,815,138 shares - 2004;
43,106,006 shares - 2003) (a)	(564.9)	(506.9)

Total shareholders’ equity	1,086.6	807.8

Total Liabilities and Shareholders’ Equity	$4,477.7	$4,069.6

(a)     Share amounts have been retroactively restated for the two-for-one stock split discussed in Note 14.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions)	2004	2003	2002
Cash Flows from Operating Activities
Net earnings	$295.6	$229.9	$156.1
Adjustments to reconcile net earnings to cash provided by
operating activities:
Depreciation and amortization	215.1	205.5	149.2
Business consolidation (gains) costs	(15.2)	(3.3)	2.1
Deferred taxes	42.8	17.8	25.6
Contributions to defined benefit pension plans	(60.6)	(34.1)	(56.4)
Debt prepayment costs	--	10.3	--
Noncash write off of deferred financing costs	0.5	7.8	5.2
Other, net	50.6	29.2	13.1
Working capital changes, excluding effects of acquisitions:
Withholding taxes related to European acquisition (Note 3)	--	(138.3)	--
Receivables	(81.3)	55.6	35.2
Inventories	(49.3)	38.5	12.4
Accounts payable	87.1	(112.6)	37.8
Accrued salaries and wages	39.9	32.8	37.9
Income taxes payable	18.1	46.1	40.2
Other, net	(7.4)	(21.2)	(6.1)

Cash provided by operating activities	535.9	364.0	452.3

Cash Flows from Investing Activities
Additions to property, plant and equipment	(196.0)	(137.2)	(158.4)
Business acquisitions, net of cash acquired (Note 3)	(17.2)	(28.0)	(813.8)
Purchase price adjustments, net (Note 3)	--	39.8	--
Acquisitions of previously leased assets	--	--	(43.1)
Other, net	3.6	1.6	(5.9)

Cash used in investing activities	(209.6)	(123.8)	(1,021.2)

Cash Flows from Financing Activities
Long-term borrowings	26.3	5.3	1,300.5
Repayments of long-term borrowings	(107.2)	(367.4)	(440.4)
Change in short-term borrowings	2.6	(31.6)	(1.3)
Debt prepayment costs	--	(10.3)	--
Debt issuance costs	--	(5.2)	(28.1)
Proceeds from issuance of common stock	35.3	35.5	35.0
Acquisitions of treasury stock	(85.3)	(63.4)	(104.1)
Common dividends	(38.9)	(26.8)	(20.4)
Other, net	(0.9)	--	0.2

Cash provided by (used in) financing activities	(168.1)	(463.9)	741.4

Effect of exchange rate changes on cash	4.0	1.0	3.6

Change in cash and cash equivalents	162.2	(222.7)	176.1
Cash and Cash Equivalents - Beginning of Year	36.5	259.2	83.1

Cash and Cash Equivalents - End of Year	$198.7	$36.5	$259.2

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings
Ball Corporation and Subsidiaries

($ in millions, except share amounts)	Years ended December 31,
	2004	2003	2002
Number of Common Shares Outstanding (a) (000s)
Balance, beginning of year	155,885	154,402	151,416
Shares issued for stock options and other stock plans, net of shares
exchanged	1,621	1,483	2,986

Balance, end of year	157,506	155,885	154,402

Number of Treasury Shares Outstanding (a) (000s)
Balance, beginning of year	(43,106)	(40,910)	(35,780)
Shares purchased, net of shares reissued	(1,709)	(2,196)	(5,130)

Balance, end of year	(44,815)	(43,106)	(40,910)

Common Stock
Balance, beginning of year	$567.3	$530.8	$478.9
Shares issued for stock options and other stock plans, net of shares
exchanged	29.8	28.8	35.6
Tax benefit from option exercises	13.7	7.7	16.3

Balance, end of year	$610.8	$567.3	$530.8

Retained Earnings
Balance, beginning of year	$748.8	$545.7	$410.0
Net earnings	295.6	229.9	156.1
Common dividends, net of tax benefits	(36.9)	(26.8)	(20.4)

Balance, end of year	$1,007.5	$748.8	$545.7

Accumulated Other Comprehensive Earnings (Loss) (Note 14)
Balance, beginning of year	$(1.4)	$(138.3)	$(43.7)

Foreign currency translation adjustment	68.2	103.6	7.0
Change in minimum pension liability, net of tax	(33.2)	11.8	(99.2)
Effective financial derivatives, net of tax	(0.4)	21.5	(2.4)

Net other comprehensive earnings adjustments	34.6	136.9	(94.6)

Accumulated other comprehensive earnings (loss)	$33.2	$(1.4)	$(138.3)

Treasury Stock
Balance, beginning of year	$(506.9)	$(445.3)	$(341.1)
Shares purchased, net of shares reissued	(58.0)	(61.6)	(104.2)

Balance, end of year	$(564.9)	$(506.9)	$(445.3)

Comprehensive Earnings
Net earnings	$295.6	$229.9	$156.1
Net other comprehensive earnings adjustments (see details above)	34.6	136.9	(94.6)

Comprehensive earnings	$330.2	$366.8	$61.5

(a)     Share amounts have been retroactively restated for the two-for-one stock split discussed in Note 14.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.  Critical and Significant Accounting Policies

In the application of accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingencies and reported amounts of revenues and expenses. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

The company considers certain accounting policies to be critical, as their application requires management’s best judgment in making estimates about the effect of matters that are inherently uncertain. Following is a discussion of the accounting policies we consider critical to our consolidated financial statements.

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are recognized under the cost-to-cost, percentage-of-completion method. This business segment sells using two types of long-term sales contracts – cost-plus sales contracts, which represent approximately 60 percent of sales, and fixed price sales contracts that account for the remainder. A cost-plus sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, whereas fixed price sales contracts are completed for a fixed price or involve the sale of engineering labor at fixed rates per hour. Cost-plus sales contracts can have different types of fee arrangements, including fixed fee, cost, schedule and performance incentive fees, award fees or a combination thereof.

During initial periods of sales contract performance, our estimates of base, incentive and other fees are established at a conservative estimate of profit over the period of contract performance. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and extent of progress toward completion. Provision for estimated contract losses, if any, is made in the period that such losses are determined to be probable. Because of sales contract payment schedules, limitations on funding and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. As a prime U.S. government contractor or subcontractor, the aerospace and technologies segment is subject to a high degree of regulation, financial review and oversight by the U.S. government.

Goodwill and Other Intangible Assets

We evaluate the carrying value of goodwill annually, and we evaluate our other intangible assets whenever there is evidence that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Goodwill is tested for impairment using a fair value approach, using discounted cash flows to establish fair values. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover the majority of its employees, including those at Ball Packaging Europe, for which we assumed a portion of the assets and liabilities of the former Schmalbach-Lubeca GmbH Pension Plan when we acquired Ball Packaging Europe in December 2002. We also have postretirement plans that provide medical benefits and life insurance for retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Both of these statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. However, actual results may differ substantially from these assumptions.

Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated gains and losses in excess of a 10 percent corridor, the prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants. For other postemployment benefits, the 10 percent corridor is not used.

In addition to defined benefit and postretirement plans, the company maintains reserves for employee medical claims, up to our insurance stop-loss limit, and workers’ compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information including historical experience, third party actuarial estimates and current employee statistics.

Taxes on Income

Deferred tax assets, including operating loss, capital loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions.

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

Business Consolidation Costs

The company estimates its liabilities for business consolidation activities by accumulating detailed estimates of costs and asset sales proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance and related benefits, impairment of property and equipment and other assets, including estimates of realizable value, contract termination payments for leases, contractual obligations and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such disclosures represent management’s best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current period earnings and identified as business consolidation gains or losses.

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball Corporation and its controlled subsidiaries (collectively, Ball, the company, we or our). Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method. Significant intercompany transactions are eliminated. As of January 1, 2004, the results of subsidiaries and certain equity affiliates in the People’s Republic of China (PRC) are no longer reflected in the consolidated financial statements on a one-month lag. The change did not have a significant impact on the consolidated financial statements in 2004.

Cash Equivalents

Cash equivalents have original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market. The cost of the aluminum component of U.S. metal beverage container inventories and substantially all inventories within the U.S. metal food container business is determined using the last-in, first-out (LIFO) method of accounting. The cost of remaining inventories is determined using the first-in, first-out (FIFO) method or average cost.

Depreciation and Amortization

Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements – 15 to 40 years; machinery and equipment – 5 to 15 years; other intangible assets – approximately 7 years, weighted average).

Deferred financing costs are amortized over the life of the related loan facility and are reported as part of interest expense. When debt is repaid prior to its maturity date, the write-off of the remaining unamortized deferred financing costs is also reported as interest expense.

Environmental Reserves

We estimate the liability related to environmental matters based on, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We record our best estimate of a loss when the loss is considered probable. As additional information becomes available, we assess the potential liability related to our pending matters and revise our estimates.

Revenue Recognition in the Packaging Segments

Sales of products in the packaging segments are recognized when delivery has occurred and title has transferred, there is persuasive evidence of an agreement or arrangement, the price is fixed and determinable, and collection is reasonably assured.

Stock-Based Compensation

Ball has a variety of restricted stock and stock option plans. With the exception of the company’s deposit share program, which is accounted for as a variable plan and is discussed in Note 14, the compensation cost associated with restricted stock grants is calculated using the fair value at the date of grant and amortized over the restriction period. Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $12.5 million, $7.6 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. If the fair value based method had been used, after-tax stock-based compensation would have been $9.3 million in 2004, $8.8 million in 2003 and $8 million in 2002, and diluted earnings per share would have been higher by $0.03 in 2004 and lower by $0.01 and $0.04 in 2003 and 2002, respectively. Further details regarding the expense calculated under the fair value based method are provided in Note 14.

Foreign Currency Translation

Assets and liabilities of foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, raw materials purchasing and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with a cash flow hedge is reported in earnings immediately.

Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the item being hedged. Gains and losses upon the early termination of effective derivative contracts are deferred in accumulated other comprehensive earnings and amortized to earnings in the same period as the originally hedged items affect earnings.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which will be effective for Ball beginning in the third quarter of 2005, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. Ball is evaluating the impact on the company’s results from adopting SFAS No. 123 (revised 2004), but expects it to be comparable to the pro forma effects of applying the original SFAS No. 123 (see Note 14 for further details).

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The reduced rate is achieved via an 85% dividends received deduction on earnings repatriated during a one-year period. Accounting and disclosure guidance was provided in December 2004 in FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” Ball is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. Further details are available in Note 12.

In December 2004 the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Jobs Act introduces a special 9 percent tax deduction (3 percent per year beginning January 1, 2005) on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Until U.S. Treasury regulations and other guidance is provided, we cannot estimate the impact FAS 109-1 will have on our consolidated financial statements.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred by Ball beginning on January 1, 2006; early adoption is not anticipated. Ball has not yet determined the potential future impact, if any, of SFAS No. 151 on its consolidated financial statements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the MPDIM Act) was signed into law. The MPDIM Act expanded Medicare to include, for the first time, coverage for prescription drugs. Ball expects that this legislation may eventually reduce the company’s costs for its retiree medical programs. In May 2004 the FASB issued Staff Position No. FAS 106-2, which provides accounting guidance and disclosure for the subsidy. FAS 106-2 did not have a significant effect on Ball’s consolidated financial statements in 2004 and is not expected to have a significant effect in 2005.

2.  Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in three reportable segments – North American packaging, international packaging and aerospace and technologies. We have investments in all three segments that are accounted for under the equity method of accounting, and, accordingly, those results are not included in segment sales or earnings. The accounting policies of the segments are the same as those described in the summary of critical and significant accounting policies. See also Notes 3 and 4 for information regarding transactions affecting segment results.

North American Packaging

North American packaging consists of operations in the U.S. and Canada, which manufacture metal and polyethylene terephthalate (PET) plastic containers, primarily for use in beverage and food packaging.

International Packaging

International packaging, with operations in several countries in Europe and the PRC, includes the manufacture and sale of metal beverage container products in Europe and Asia, as well as plastic containers in Asia.

Aerospace and Technologies

Aerospace and technologies includes the manufacture and sale of aerospace and other related products and services used primarily in the defense, civil space and commercial space industries.

Major Customers

Following is a summary of Ball’s major customers and their respective percentages of consolidated sales for the years ended December 31:

	2004	2003	2002
SABMiller plc	11%	12%	15%
PepsiCo, Inc. and affiliates	9%	10%	13%
All bottlers of Pepsi-Cola or Coca-Cola branded beverages	28%	29%	32%
U.S. government agencies and their prime contractors	10%	10%	12%

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Other (a)	Consolidated
2004	$3,898.9	$1,541.3	$5,440.2
2003	3,567.8	1,409.2	4,977.0
2002	3,473.2	385.7	3,858.9

Summary of Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany	Other (a)	Consolidated
2004	$2,077.0	$1,286.7	$(131.6)	$3,232.1
2003	2,002.3	1,207.6	(63.8)	3,146.1
2002	1,717.7	1,017.0	173.2	2,907.9

(a)	Includes the company’s net sales and long-lived assets in the PRC, Canada and certain European countries, none of which was significant, intercompany eliminations and other.
(b)	Long-lived assets primarily consist of property, plant and equipment, goodwill and other intangible assets.

Summary of Business by Segment

($ in millions)	2004	2003	2002
Net Sales
North America metal beverage	$2,360.6	$2,292.2	$2,254.8
North America metal food	777.5	646.2	625.5
North America plastic containers	401.0	376.0	355.2

Total North American packaging	3,539.1	3,314.4	3,235.5

Europe metal beverage (Note 3)	1,105.4	1,007.0	11.1
Asia metal beverage and plastic containers	142.7	120.7	121.1

Total international packaging	1,248.1	1,127.7	132.2

Aerospace and technologies	653.0	534.9	491.2

Net sales	$5,440.2	$4,977.0	$3,858.9

Consolidated Earnings
North American packaging (a)	$335.0	$282.9	$294.9
International packaging (a)	198.0	158.6	9.2
Aerospace and technologies (a)	48.7	49.5	38.9

Segment earnings before interest and taxes	581.7	491.0	343.0
Corporate undistributed expenses	(42.8)	(30.2)	(32.0)

Earnings before interest and taxes	538.9	460.8	311.0
Interest expense	(103.7)	(141.1)	(80.8)
Tax provision	(139.2)	(100.1)	(81.9)
Minority interests	(1.0)	(1.0)	(1.5)
Equity in results of affiliates (Note 9)	0.6	11.3	9.3

Net earnings	$295.6	$229.9	$156.1

Depreciation and Amortization
North American packaging	$124.0	$127.5	$124.9
International packaging	74.2	62.5	9.9
Aerospace and technologies	14.6	12.9	12.3

Segment depreciation and amortization	212.8	202.9	147.1
Corporate	2.3	2.6	2.1

Depreciation and amortization	$215.1	$205.5	$149.2

Total Assets
North American packaging	$2,459.8	$2,165.7	$2,023.0
International packaging	2,255.8	2,027.8	2,025.9
Aerospace and technologies	210.3	278.6	248.5
Segment eliminations	(767.3)	(687.3)	(349.9)

Segment assets	4,158.6	3,784.8	3,947.5
Corporate assets, net of eliminations	319.1	284.8	184.9

Total assets	$4,477.7	$4,069.6	$4,132.4

Investments in Affiliates
North American packaging	$7.7	$5.8	$5.2
International packaging	50.0	64.2	59.7
Aerospace and technologies	25.4	22.8	13.4

Investments in affiliates	$83.1	$92.8	$78.3

Property, Plant and Equipment Additions
North American packaging	$90.5	$90.7	$126.5
International packaging	73.9	22.1	6.2
Aerospace and technologies	24.0	19.2	17.0

Segment property, plant and equipment additions	188.4	132.0	149.7
Corporate	7.6	5.2	8.7

Property, plant and equipment additions	$196.0	$137.2	$158.4

  (a)     Includes the following business consolidation gains (costs) discussed in Note 4:

($ in millions)	2004	2003	2002
North American packaging	$1.1	$0.2	$(2.3)
International packaging	13.7	3.3	5.1
Aerospace and technologies	0.4	0.2	(0.5)

	$15.2	$3.7	$2.3

3.  Acquisitions

Ball Western Can Company (Ball Western Can)

On March 17, 2004, Ball acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can for $30 million. Ball Western Can, located in Oakdale, California, was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball using the equity method of accounting. The acquisition has been accounted for as a purchase, and accordingly, its results have been consolidated in our financial statements from the acquisition date. Contemporaneous with the acquisition, Ball and ConAgra’s parent company, ConAgra Foods Inc., entered into a long-term agreement under which Ball provides metal food containers to ConAgra manufacturing locations in California. The acquisition of Ball Western Can is not significant to the North American packaging segment.

Metal Packaging International (MPI)

On March 11, 2003, Ball acquired MPI, a manufacturer of ends for aluminum beverage cans, for $28 million. MPI produced just over 2 billion ends per year, primarily for soft drink companies, and had sales of approximately $42 million in 2002. The MPI plant, which had approximately 100 employees and was located in Northglenn, Colorado, was closed during the second quarter of 2003 and sold in October 2004. The manufacturing volumes were consolidated into other Ball facilities. The acquisition of MPI was not significant to the North American packaging segment.

Ball Packaging Europe

On December 19, 2002, Ball acquired 100 percent of the outstanding shares of Schmalbach-Lubeca GmbH (a European beverage can manufacturer) for an initial purchase price of €922.3 million at closing (approximately $948 million), plus acquisition costs of $11.6 million, refinancing costs of $28.1 million and the assumption of approximately $20 million of debt and $145 million of cash. Ball also assumed approximately $300 million of ongoing pension liabilities. In addition, at closing Ball assumed a €131 million withholding tax liability ($138.3 million at the time of payment), which was paid in January 2003 with cash provided by the seller at the time of the acquisition. The final purchase price was reduced in 2003 by $39.8 million for working capital and other purchase price adjustments, including the final valuation of pension liabilities.

4.  Business Consolidation Activities

North American Packaging

2004

During 2004 Ball concluded all business consolidation activities for North American Packaging. The remaining carrying value of assets held for disposal was not significant. In the fourth quarter a gain of $0.4 million was recorded, as costs were less than estimated for the 2003 closure of a metal food container plant. In the third quarter, earnings of $0.7 million were recorded as costs related to the shut down and relocation of the Atlanta plastics offices and research and development (R&D) facility were less than expected. The office relocation was completed during 2003 and the R&D facility relocation was completed in 2004.

2003

A gain of $1.6 million was recorded in the fourth quarter in connection with the sale, and the completion of the consolidation activities, related to a metal beverage container plant closed in December 2001. In the first quarter Ball announced plans to close a metal food container plant to address decreased demand for three-piece welded cans. In connection with the closure, a charge of $1.9 million was recorded, partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a business consolidation charge taken in 2000. The $1.9 million charge included $0.8 million for employee severance and benefit costs and $1.1 million for decommissioning costs and an impairment charge on fixed assets.

2002

In the fourth quarter Ball announced it would relocate its plastics office and R&D facility from Atlanta, Georgia, to Colorado. In connection with the relocation, a pretax charge of $1.6 million was recorded, including $0.8 million for employee severance and benefit costs and $0.8 million for decommissioning costs and the impairment of leasehold improvements. Also in the fourth quarter, $0.7 million of net charges were recorded related to the completion of several plant closures commenced prior to 2002.

International Packaging

At December 31, 2004, accruals of $9.1 million remain, primarily for tax matters and costs of liquidation of the companies related to PRC business consolidation activities commenced prior to 2002. Tax clearances from the applicable authorities are required during the formal liquidation process. The company recorded $13.7 million of earnings in 2004, $3.3 million in 2003 and $5.1 million in 2002, primarily related to the realization of assets in the PRC in excess of amounts previously estimated, and costs of consolidation and liquidation less than anticipated, related to a $237.7 million business consolidation charge taken in the second quarter of 2001.

Ball Packaging Europe closed its plant in Runcorn, England, at the end of December 2003. The cost of the plant closure, along with costs associated with a line conversion and a line shut down at other plants, estimated to be €11.9 million in total, was accounted for in the opening acquisition balance sheet. These costs include €8.7 million for employee termination costs and €3.2 million for decommissioning costs, of which €7.4 million has been paid and €0.7 million was reversed to goodwill as costs were less than initially estimated. The remaining balance of €3.8 million includes €1.4 million of pension benefits to be paid in future periods, €0.6 million of decommissioning costs and €1.8 million of early retirement benefits to be paid under local law in 2005. There are no remaining assets held for sale at December 31, 2004.

Aerospace and Technologies

Earnings of $0.4 million were recorded in the fourth quarter of 2004, $0.2 million in the third quarter of 2003 and $2 million in the fourth quarter of 2002 for exit costs that were no longer required due to the sale of a product line whose operations ceased in 2001. Also in the fourth quarter of 2002, a $2.5 million after-tax charge to write off an equity investment in an aerospace company was recorded.

5.  Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $17.1 million at December 31, 2004, and $15.4 million at December 31, 2003.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations of up to $200 million (increased during the second quarter of 2004 from the previous limit of $175 million). The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $174.7 million and $175 million at December 31, 2004 and 2003, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets. Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling and administrative expenses, totaled $3.2 million in 2004, $2.5 million in 2003 and $3 million in 2002.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $85.8 million and $102.7 million at December 31, 2004 and 2003, respectively, and included unbilled amounts representing revenue earned but contractually not yet billable of $15.7 million and $13 million, respectively. The average length of the long-term contracts is approximately 3.3 years and the average length remaining on those contracts at December 31, 2004, was approximately 15 months. Approximately $2.4 million of unbilled receivables at December 31, 2004, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

6.  Inventories

	December 31,
($ in millions)	2004	2003
Raw materials and supplies	$256.5	$199.6
Work in process and finished goods	373.0	346.6

	$629.5	$546.2

Approximately 32 percent and 29 percent of total inventories at December 31, 2004 and 2003, respectively, were valued using the LIFO method of accounting. Inventories at December 31, 2004 and 2003 would have been $12.1 million and $1.4 million higher, respectively, than the reported amounts if the FIFO method of accounting, which approximates replacement cost, had been used for those inventories.

7.  Property, Plant and Equipment

	December 31,
($ in millions)	2004	2003
Land	$81.7	$75.0
Buildings	735.4	681.0
Machinery and equipment	2,157.4	1,980.9

	2,974.5	2,736.9
Accumulated depreciation	(1,442.1)	(1,265.8)

	$1,532.4	$1,471.1

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $202.8 million, $193 million and $145.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in property, plant and equipment during 2004 is the result of planned capital spending projects as well as the effects of foreign exchange rates.

During 2003 the company entered into capital leases totaling $6.7 million. The acquisitions of equipment under these capital leases were noncash transactions and, accordingly, have been excluded from the consolidated statement of cash flows.

8.  Goodwill

($ in millions)	North American Packaging	International Packaging	Total
Balance at December 31, 2003	$355.6	$981.3	$1,336.9
Purchase accounting and other adjustments	(1.6)	(3.9)	(5.5)
Effects of foreign exchange rates	4.2	74.4	78.6

Balance at December 31, 2004	$358.2	$1,051.8	$1,410.0

In accordance with SFAS No. 142, goodwill is tested annually for impairment. There was no impairment of goodwill in 2004, 2003 or 2002.

9.  Intangibles and Other Assets

	December 31,
($ in millions)	2004	2003
Intangibles and Other Assets:
Investments in affiliates (Note 2)	$83.1	$92.8
Prepaid pension and related intangible asset	48.0	91.2
Other intangibles (net of accumulated amortization of $44 and $30.1 at
December 31, 2004 and 2003, respectively)	58.2	66.7
Deferred financing costs	26.9	32.5
Other	73.5	54.9

	$289.7	$338.1

Total amortization expense of other intangible assets amounted to $12.3 million, $12.5 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Based on intangible assets and foreign exchange rates as of December 31, 2004, total annual intangible asset amortization expense is expected to be between approximately $10 million and $11 million in each of the next five years.

During the fourth quarter of 2004, Sanshui Jianlibao FTB Packaging Limited (Sanshui JFP), a 35 percent owned PRC joint venture, experienced a greater than customary seasonal production slowdown caused by cash flow difficulties. The cash flow difficulties were due to a build up of receivables from our joint venture partner’s business, which is Sanshui JFP’s major customer. After discussions with representatives of the local Chinese government, which has taken control of our joint venture partner’s business, we recorded an allowance for doubtful accounts in respect of Sanshui JFP’s receivable from the joint venture partner. Our share of the bad debt provision amounted to $15.2 million and is included in the consolidated statement of earnings as equity in results of affiliates. Our investment was reduced in connection with the charge and the company believes it will be able to recover its remaining investment in the joint venture.

10.  Leases

The company leases warehousing and manufacturing space and certain equipment, primarily within the packaging segments, and office and technical space, primarily within the aerospace and technologies segment. During 2003 we entered into a lease which qualifies as an operating lease for book purposes and a capital lease for tax purposes. Under this lease arrangement, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessor for the difference between a guaranteed minimum residual value of $12.2 million and the fair market value of the asset, if less. Certain of the company’s leases in effect at December 31, 2004, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2004, require rental payments of $43.4 million, $33.3 million, $23.8 million, $15.8 million and $11.7 million for the years 2005 through 2009, respectively, and $39 million combined for all years thereafter. Lease expense for all operating leases was $71.3 million, $64.8 million and $50.7 million in 2004, 2003 and 2002, respectively.

11.  Debt and Interest Costs

Short-term debt at December 31, 2004, includes $43.7 million outstanding under uncommitted bank facilities totaling $234 million. At December 31, 2003, $39.3 million was outstanding under uncommitted bank facilities totaling $179.6 million. The weighted average interest rate of the outstanding short-term facilities was 3.26 percent at December 31, 2004, and 3.24 percent at December 31, 2003.

Long-term debt at December 31 consisted of the following:

	2004		2003
(in millions)	In Local Currency	In U.S. $	In Local Currency	In U.S. $
Notes Payable
7.75% Senior Notes, due August 2006	$300.0	$300.0	$300.0	$300.0
6.875% Senior Notes, due December 2012
(excluding premium of $4.3 in 2004 and $4.8 in 2003)	$550.0	550.0	$550.0	550.0
Senior Credit Facilities
Term Loan A, euro denominated, due December 2007
(2004 - 3.93%; 2003 - 4.14%)	€72.0	97.7	€96.0	120.8
Term Loan A, British sterling denominated, due December
2007 (2004 - 6.64%; 2003 - 6.04%)	£47.4	90.9	£63.2	112.9
Term Loan B, euro denominated, due December 2009
(2004 - 4.18%; 2003 - 4.64%)	€232.7	315.6	€266.1	334.7
Term Loan B, U.S. dollar denominated, due December
2009 (2004 - 4.31%; 2003 - 2.92%)	$185.0	185.0	$186.9	186.9
European Bank for Reconstruction and Development Loans
Floating rates due June 2009 (2004 - 3.63%)	€20.0	27.1	--	--
Industrial Development Revenue Bonds
Floating rates due through 2011 (2004 - 2%; 2003 -
1.20% to 1.35%)	$24.0	24.0	$27.1	27.1
Other	Various	26.7	Various	15.2

		1,617.0		1,647.6
Less: Current portion of long-term debt		(79.3)		(68.3)

		$1,537.7		$1,579.3

The senior credit facilities bear interest at variable rates and also include (1) a multi-currency long-term revolving credit facility which provides the company with up to the equivalent of $415 million and (2) a Canadian long-term revolving credit facility which provides the company with up to the equivalent of $35 million. Both revolving credit facilities expire in 2007. At December 31, 2004, approximately $407 million was available under the revolving credit facilities. The notes payable and senior credit facilities contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B and reduced the interest rate by 50 basis points. During the fourth quarter of 2003, Ball repaid $160 million of the U.S. dollar denominated Term Loan B and €25 million of the euro denominated Term Loan B. At the time of the early repayment, the interest rate on the U.S. portion of the Term Loan B was reduced by 50 basis points. Interest expense during the first quarter of 2004 and the fourth quarter of 2003 included $0.5 million and $2.9 million, respectively, for the write off of the unamortized financing costs associated with the repaid loans.

On August 8, 2003, Ball refinanced 8.25% Senior Subordinated Notes due in 2008 through the placement of $250 million of 6.875% Senior Notes due in 2012 issued at a price of 102% (effective yield to maturity of 6.58 percent). In connection with the refinancing of the higher interest debt, in the third quarter of 2003 a pretax charge of $15.2 million was recorded as interest expense, which consisted of the payment of a $10.3 million call premium and the write off of $4.9 million of unamortized financing costs.

In connection with the acquisition of Ball Packaging Europe, Ball refinanced approximately $389 million of its existing debt and, as a result, recorded in 2002 a pretax charge of $5.2 million for the write off of unamortized financing costs.

The remaining deferred financing costs are included in other assets on the consolidated balance sheets (see Note 9) and are being amortized to earnings on a straight-line basis over the remaining lives of the related facilities.

Maturities of all fixed long-term debt obligations outstanding at December 31, 2004, are $79.3 million, $378.1 million, $85.2 million, $18 million and $489.2 million for the years ending December 31, 2005 through 2009, respectively, and $562.9 million thereafter.

Ball issues letters of credit in the ordinary course of business to secure liabilities recorded in connection with industrial development revenue bonds and certain self-insurance arrangements. Letters of credit outstanding at December 31, 2004 and 2003, were $43 million and $45.6 million, respectively.

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 19 contains further details as well as condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries.

The company was not in default of any loan agreement at December 31, 2004, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

A summary of total interest cost paid and accrued follows:

($ in millions)	2004	2003	2002
Interest costs	$105.8	$144.2	$83.2
Amounts capitalized	(2.1)	(3.1)	(2.4)

Interest expense	$103.7	$141.1	$80.8

Interest paid during the year	$102.6	$139.2	$74.3

12.  Taxes on Income

The amounts of earnings before income taxes by national jurisdiction follow:

($ in millions)	2004	2003	2002
U.S.	$254.8	$187.8	$224.4
Foreign	180.4	131.9	5.8

	$435.2	$319.7	$230.2

The provision for income tax expense is as follows:

($ in millions)	2004	2003	2002
Current
U.S.	$45.2	$35.5	$47.4
State and local	10.6	7.9	6.8
Foreign	40.6	38.9	2.1

Total current	96.4	82.3	56.3

Deferred
U.S.	41.2	22.9	23.4
State and local	4.5	2.7	3.4
Foreign	(2.9)	(7.8)	(1.2)

Total deferred	42.8	17.8	25.6

Provision for income taxes	$139.2	$100.1	$81.9

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

($ in millions)	2004	2003	2002
Statutory U.S. federal income tax	$152.3	$111.9	$80.6
Increase (decrease) due to:
Foreign tax holiday	(7.0)	(8.4)	--
Company-owned life insurance	(3.5)	(4.8)	(2.5)
Tax rate differences	(7.9)	(5.5)	--
Research and development tax credits	(3.7)	(1.5)	(1.3)
State and local taxes, net	9.4	6.9	6.8
Other, net	(0.4)	1.5	(1.7)

Provision for taxes	$139.2	$100.1	$81.9

Effective tax rate expressed as a percentage of pretax earnings	32.0%	31.3%	35.6%

In 1995 Ball Packaging Europe’s Polish subsidiary was granted a tax holiday. Under the terms of the holiday, an exemption was granted on manufacturing earnings for up to €39.5 million of income tax. At December 31, 2004, the remaining tax holiday available to reduce future Polish tax liability was €9.9 million.

Net income tax payments were $72.6 million, $28.4 million and $16.2 million for 2004, 2003 and 2002, respectively.

The significant components of deferred tax assets and liabilities at December 31 were:

($ in millions)	2004	2003
Deferred tax assets:
Deferred compensation	$(51.7)	$(42.9)
Accrued employee benefits	(73.9)	(64.0)
Plant closure costs	(15.6)	(33.4)
Accrued pensions	(54.5)	(42.0)
Alternative minimum tax credits	(7.0)	(31.5)
Net operating losses	(7.7)	(8.7)
Other	(47.8)	(58.9)

Total deferred tax assets	(258.2)	(281.4)

Deferred tax liabilities:
Depreciation	277.8	278.9
Goodwill and other intangible assets	42.9	38.0
Other	26.2	23.4

Total deferred tax liabilities	346.9	340.3

Net deferred tax liability	$88.7	$58.9

The change in deferred taxes during 2004 is primarily attributable to accelerated (including bonus) depreciation, the effects of foreign exchange rates and an increase in accrued pension liabilities.

At December 31, 2004, Ball Packaging Europe and subsidiaries had net operating loss carry forwards, with no expiration date, of $45.9 million with a related tax benefit of $13.1 million. Due to the uncertainty of ultimate realization, that benefit has been offset by a valuation allowance of $5.4 million. Any realization of the valuation allowance will be recognized as a reduction in goodwill.

At December 31, 2004, $20.5 million of capital loss carry forwards expired unused. As a valuation allowance had been provided on the entire tax benefit, the expiration of the capital loss carry forward had no impact on the 2004 income tax provision.

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law and, in December 2004, accounting guidance was provided in FASB Staff Position No. FAS 109-2. The Jobs Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The reduced rate is achieved via an 85% dividends received deduction on earnings repatriated during a one-year period. To qualify for the deduction, the repatriated earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by the company’s chief executive officer and subsequently approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of Ball’s foreign earnings that could qualify for the temporary deduction is $500 million. For Ball, the one-year period during which the qualifying distributions can be made is 2005. Ball is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act and has not made a decision on whether it will make any distributions. Ball is assessing the impact of proposed statutory technical corrections with respect to certain provisions in the Jobs Act and anticipates that no distributions will occur if certain technical correction provisions are not legislated into law. If the company determines that a distribution will be made, the range of reasonably possible amounts eligible for the temporary deduction is $300 million to $500 million. Ball expects to determine the amounts and sources of foreign earnings to be repatriated, if any, no later than the fourth quarter of 2005. While the company is not yet in a position to determine the impact of a qualifying repatriation on its income tax expense for 2005, the related potential range of income tax effects on the reasonably possible repatriation amounts is estimated at $7 million to $12 million.

As noted above for the Jobs Act, provision has not been made currently, or historically, for additional U.S. or foreign withholding taxes on undistributed earnings of controlled foreign corporations where such earnings will continue to be reinvested. It is not practical to estimate the additional taxes, including applicable foreign withholding taxes, that might become payable upon the eventual remittance of the foreign earnings for which no provision has been made. Until a decision is made with regard to a potential distribution pursuant to the Jobs Act, management’s intention is to indefinitely reinvest foreign earnings.

The Internal Revenue Service (IRS) is currently examining Ball’s consolidated income tax returns for the tax years 2000 and 2001 and has proposed several adjustments to taxable income. The only significant adjustment proposes to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for 18 years. Ball believes that its interest deductions will be sustained as filed so no provision for loss has been accrued. The IRS’s proposed adjustments would result in an increase in taxable income for 2000 and 2001 of $18.6 million and a corresponding increase in tax expense of $7.3 million plus related interest expense. In addition, Ball would incur an increase in taxable income for subsequent tax years 2002 to 2004 in the amount of $30.6 million with an increase in tax expense of $12.1 million plus any related interest expense. Although it is very early in the process, Ball intends to vigorously defend the interest expense deduction.

13.  Employee Benefit Obligations

	December 31,
($ in millions)	2004	2003
Total defined benefit pension liability	$488.5	$470.8
Less current portion	(29.9)	(24.6)

Long-term defined benefit pension liability	458.6	446.2
Retiree medical and other postemployment benefits	133.8	119.6
Deferred compensation	117.6	103.7
Other	24.3	32.2

	$734.3	$701.7

Defined Benefit Pension Plans

The company’s pension plans cover substantially all U.S., Canadian and European employees meeting certain eligibility requirements. The defined benefit plans for salaried employees, as well as those for hourly employees in Germany and the United Kingdom, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. The German plans are not funded but the company maintains book reserves and annual additions to the reserves are generally tax deductible. With the exception of the German plans, our policy is to fund the plans on a current basis to the extent deductible under existing tax laws and regulations and in amounts at least sufficient to satisfy statutory funding requirements. We also have defined benefit pension obligations in France and Austria, the assets and liabilities of which are insignificant.

An analysis of the change in benefit accruals for 2004 and 2003 follows:

($ in millions)	2004				2003
	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in benefit obligation:
Benefit obligation at prior year end	$612.8	$543.9		$1,156.7	$550.1	$430.8		$980.9
Service cost	22.1	8.6		30.7	18.8	7.7		26.5
Interest cost	37.8	28.8		66.6	36.3	26.0		62.3
Benefits paid	(28.9)	(31.6)		(60.5)	(27.0)	(28.0)		(55.0)
Net actuarial loss	24.9	14.2		39.1	31.0	8.1		39.1
Effect of foreign exchange rates	--	43.8		43.8	--	81.9		81.9
Plan amendments, opening balance
sheet adjustments and other	15.2	(6.2)		9.0	3.6	17.4		21.0

Benefit obligation at year end	683.9	601.5		1,285.4	612.8	543.9		1,156.7

Change in plan assets:
Fair value of assets at prior year end	488.0	158.4		646.4	405.2	122.2		527.4
Actual return on plan assets	57.1	16.4		73.5	83.1	17.7		100.8
Employer contributions	42.6	18.0		60.6	26.7	7.4		34.1
Contributions to unfunded German plans (a)	--	21.0		21.0	--	19.0		19.0
Benefits paid	(28.9)	(31.6)		(60.5)	(27.0)	(28.0)		(55.0)
Effect of foreign exchange rates	--	13.9		13.9	--	21.4		21.4
Other	--	1.5		1.5	--	(1.3)		(1.3)

Fair value of assets at end of year	558.8	197.6		756.4	488.0	158.4		646.4

Funded status	(125.1)	(403.9	)(a)	(529.0)	(124.8)	(385.5	)(a)	(510.3)
Unrecognized net actuarial loss	220.6	42.2		262.8	221.9	29.6		251.5
Unrecognized prior service cost	41.9	(2.8)		39.1	30.7	4.8		35.5

Prepaid (accrued) benefit cost	$137.4	$(364.5)		$(227.1)	$127.8	$(351.1)		$(223.3)

(a)	The German plans are unfunded and the liability is included in the company’s balance sheet. Benefits are paid directly by the company to the participants. The German plans represented $353.6 million and $323.3 million of the total unfunded status at December 31, 2004 and 2003, respectively. The increase from 2003 to 2004 is primarily the result of changes in foreign exchange rates.

Amounts recognized in the balance sheet at December 31 consisted of:

	2004			2003
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid benefit cost	$--	$1.3	$1.3	$54.7	$1.2	$55.9
Accrued benefit liability	(74.3)	(414.2)	(488.5)	(86.8)	(384.0)	(470.8)
Intangible asset	41.9	4.8	46.7	30.4	4.9	35.3
Deferred tax benefit associated with
accumulated other comprehensive loss	67.0	15.2	82.2	51.1	12.1	63.2
Accumulated other comprehensive loss,
net of tax	102.8	28.4	131.2	78.4	14.7	93.1

Net amount recognized	$137.4	$(364.5)	$(227.1)	$127.8	$(351.1)	$(223.3)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $633.1 million and $569.4 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $561.5 million and $506.2 million at December 31, 2004 and 2003, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2004			2003
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Projected benefit obligation	$683.9	$571.1	$1,255.0	$422.9	$515.7	$938.6
Accumulated benefit obligation	633.1	531.1	1,164.2	410.1	477.9	888.0
Fair value of plan assets	558.8	166.3	725.1	323.2	129.0	452.2

Components of net periodic benefit cost were:

	2004			2003			2002(a)
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	Total
Service cost	$22.1	$8.6	$30.7	$18.8	$7.7	$26.5	$16.1
Interest cost	37.8	28.8	66.6	36.3	26.0	62.3	37.8
Expected return on plan assets	(43.8)	(12.8)	(56.6)	(42.4)	(10.1)	(52.5)	(46.7)
Amortization of prior service cost	4.0	--	4.0	2.9	0.1	3.0	2.8
Curtailment loss	--	--	--	--	--	--	0.2
Recognized net actuarial
loss	12.9	1.3	14.2	9.1	1.0	10.1	0.8

Net periodic benefit cost	$33.0	$25.9	$58.9	$24.7	$24.7	$49.4	$11.0

(a)	Net periodic benefit cost for the U.S. and foreign plans were aggregated prior to 2003 since the cost associated with the foreign plans was insignificant prior to the acquisition of Ball Packaging Europe on December 19, 2002.

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%	5.75%	6.20%	6.37%
Rate of compensation increase	3.33%	3.33%	3.33%	2.75%	3.50%	3.50%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2004	2003	2002	2004	2003	2002
Discount rate	5.50%	5.50%	5.50%	4.76%	5.25%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	2.75%	3.00%	3.25%
Pension increase	2.50%	2.50%	2.50%	1.75%	2.00%	2.00%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2004, will be used to determine net periodic benefit cost for 2005.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.50%	6.20%	6.37%	6.68%
Rate of compensation increase	3.33%	3.33%	3.33%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	8.50%	8.50%	9.00%	7.64%	7.69%	8.00%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2004	2003	2002	2004	2003	2002
Discount rate	5.50%	5.50%	5.50%	5.25%	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.25%	3.25%
Pension increase	2.50%	2.50%	2.50%	2.00%	2.00%	2.00%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A

The assumption related to the expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits over the life of the plans. The assumption is based upon Ball’s pension plan asset allocations, investment strategies and the views of investment managers and other large pension plan sponsors. Some reliance was placed on historical asset returns of our plans. An asset-return generation model was used to project future asset returns using simulation and asset class correlation. The analysis includes expected future risk premiums, forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indexes, expected inflation and real risk-free interest rate assumptions, and the fund’s expected asset allocation.

The expected long-term rates of return on assets are calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. For the North American plans, the market related value of plan assets used to calculate expected return was $604.4 million for 2004, $570.4 million for 2003 and $501.6 million for 2002.

Included in other comprehensive earnings, net of related tax effect, were increases in the minimum liability of $33.2 million and $99.2 million in 2004 and 2002, respectively, and a decrease of $11.8 million in 2003.

For pension plans, accumulated gains and losses in excess of a 10 percent corridor, the prior service cost and the transition asset are being amortized over the average remaining service period of active participants.

Defined Benefit Pension Plan Assets

Investment policies and strategies for the plan assets in the U.S., Canada and the United Kingdom are established by pension investment committees and include the following common themes: (1) to provide for long-term growth of principal income without undue exposure to risk; (2) to minimize contributions to the plans; (3) to minimize and stabilize pension expense; and (4) to achieve a rate of return which is above the market average for each asset class over the long term. The pension investment committees are required to regularly, but no less frequently than once annually, review asset mix and asset performance, as well as the performance of the investment managers. Based on their reviews, which are generally conducted quarterly, investment policies and strategies are revised as appropriate.

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2004:

	U.S.		Canada		United Kingdom
Cash and cash equivalents	0-10%		0-10%		--
Equity securities	40-75	%(a)	50-75	%(c)	82	%(d)
Fixed income securities	25-60	%(b)	25-45%		18%
Alternative investments	0-15%		--		--

(a)	Equity securities may consist of: (1) up to 35 percent large cap equities; (2) up to 15 percent mid cap equities; (3) up to 15 percent small cap equities; (4) up to 35 percent foreign equities; and (5) up to 10 percent other equities.
(b)	Debt securities may include up to 10 percent high yield non-investment grade bonds and up to 15 percent international bonds.
(c)	May include between 15 percent and 35 percent non-Canadian equity securities and must remain within the Canadian tax law for foreign property limits.
(d)	Equity securities must consist of United Kingdom securities and up to 29 percent foreign securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which are within the established targets for each country, were as follows at December 31:

	2004	2003
Cash and cash equivalents	1%	1%
Equity securities	66%	66%
Fixed income securities	31%	32%
Other	2%	1%

	100%	100%

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be approximately $17 million in 2005. This estimate may change based on plan asset performance. Benefit payments related to these plans are expected to be $43 million, $44 million, $47 million, $49 million and $51 million for the years ending December 31, 2005 through 2009, respectively, and $301 million thereafter. Payments to participants in the unfunded German plans are expected to be approximately $24 million in 2005, $25 million in each of the years 2006 through 2009 and a total of $123 million thereafter.

Other Postemployment Benefits

The company sponsors defined benefit and defined contribution postretirement health care and life insurance plans for substantially all U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded and, with the exception of life insurance benefits, are self-insured.

In Canada, the company provides supplemental medical and other benefits in conjunction with Canadian provincial health care plans. Most U.S. salaried employees who retired prior to 1993 are covered by noncontributory defined benefit medical plans with capped lifetime benefits. Ball provides a fixed subsidy toward each retiree’s future purchase of medical insurance for U.S. salaried and substantially all nonunion hourly employees retiring after January 1, 1993. Life insurance benefits are noncontributory. Ball has no commitments to increase benefits provided by any of the postemployment benefit plans.

An analysis of the change in other postemployment benefit accruals for 2004 and 2003 follows:

($ in millions)	2004	2003
Change in benefit obligation:
Benefit obligation at prior year end	$162.6	$135.3
Service cost	2.7	2.1
Interest cost	9.7	9.0
Benefits paid	(9.5)	(7.9)
Net actuarial (gain) loss	(5.0)	20.7
Plan amendment	8.5	--
Effect of foreign exchange rates	1.8	3.4

Benefit obligation at year end	170.8	162.6

Change in plan assets:
Fair value of assets at prior year end	--	--
Employer contributions	9.5	7.9
Benefits paid	(9.5)	(7.9)

Fair value of assets at end of year	--	--

Funded status	(170.8)	(162.6)
Unrecognized net actuarial loss	32.8	40.1
Unrecognized prior service cost	10.0	2.9

Accrued benefit cost	$(128.0)	$(119.6)

Components of net periodic benefit cost were:

($ in millions)	2004	2003	2002
Service cost	$2.7	$2.1	$1.8
Interest cost	9.7	9.0	8.2
Amortization of prior service cost	1.5	0.4	0.4
Recognized net actuarial loss	2.7	2.0	0.2

Net periodic benefit cost	$16.6	$13.5	$10.6

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as used for the U.S. and Canadian defined benefit pension plans. For other postemployment benefits, accumulated gains and losses, the prior service cost and the transition asset are being amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2004, a 10 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease by 1 percent per year until 2010 when they reach 5 percent and remain level thereafter. For the Canadian plans, an 8.5 percent health care cost trend rate was used, which was assumed to decrease in one-percent increments to 4.5 percent by 2008 and remain at that level in subsequent years.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would increase or decrease the total of service and interest cost by approximately $0.4 million and the postemployment benefit obligation by approximately $8 to $9 million.

Other Benefit Plans

The company matches employee contributions to the 401(k) plan with shares of Ball common stock, up to 50 percent of up to 6 percent of a participant’s annual salary. The expense associated with the company match amounted to $13 million, $11.7 million and $10.9 million for 2004, 2003 and 2002, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $4.8 million, $6 million and $4.8 million of additional compensation expense related to this program for the years 2004, 2003 and 2002, respectively.

In 2004 the company’s 401(k) plan matching contributions could not exceed $6,500 per employee due to the 401(k) aggregate limit on employee contributions of $13,000.

14.  Shareholders’ Equity

At December 31, 2004, the company had 240 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 120,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

On July 28, 2004, the company’s board of directors declared a two-for-one split of Ball’s common stock and authorized the repurchase of up to 12 million common shares. The stock split was effective August 23, 2004, for all shareholders of record on August 4, 2004. As a result of the stock split, all amounts prior to the split related to earnings, options and outstanding shares have been retroactively restated as if the split had occurred as of January 1, 2002.

Under the company’s successor Shareholder Rights Plan, one Preferred Stock Purchase Right (Right) is attached to each outstanding share of Ball Corporation common stock. Subject to adjustment, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $130 per Right. If a person or group acquires 15 percent or more of the company’s outstanding common stock (or upon occurrence of certain other events), the Rights (other than those held by the acquiring person) become exercisable and generally entitle the holder to purchase shares of Ball Corporation common stock at a 50 percent discount. The Rights, which expire in 2006, are redeemable by the company at a redemption price of one cent per Right and trade with the common stock. Exercise of such Rights would cause substantial dilution to a person or group attempting to acquire control of the company without the approval of Ball’s board of directors. The Rights would not interfere with any merger or other business combinations approved by the board of directors.

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

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were approximately $2.7 million in 2004, $2.5 million in 2003 and $1.9 million in 2002.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Minimum Pension Liability, Net of Tax	Effective Financial Derivatives, Net of Tax	Accumulated Other Comprehensive Earnings (Loss)
December 31, 2001	$(29.9)	$(5.7)	$(8.1)	$(43.7)
2002 change	7.0	(99.2)	(2.4)	(94.6)

December 31, 2002	(22.9)	(104.9)	(10.5)	(138.3)
2003 change	103.6	11.8	21.5	136.9

December 31, 2003	80.7	(93.1)	11.0	(1.4)
2004 change	68.2	(33.2)	(0.4)	34.6

December 31, 2004	$148.9	$(126.3)	$10.6	$33.2

No taxes have been provided on the foreign currency translation component for any period, as the undistributed earnings of the company’s foreign investments will continue to be reinvested. The change in the minimum pension liability is presented net of related tax benefit of $20.8 million for 2004, related tax expense of $7.7 million for 2003 and related tax benefit of $63.3 million for 2002.

Stock Options and Restricted Shares

The company has several stock option plans under which options to purchase shares of common stock have been granted to officers and key employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. Options issued through December 31, 2004, terminate 10 years from date of grant. Commencing one year from date of grant, options vest in four equal annual amounts.

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the qualifying purchased shares are not sold or transferred prior to that time. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $17.5 million, $10.5 million and $6 million of expense in connection with this program in 2004, 2003 and 2002, respectively. The variances in expense recorded are the result of the timing and vesting of the share grants, as well as the higher price of Ball stock. The deposit share program was amended and restated in April 2004 and further awards of up to 357,000 shares have been made, of which 277,100 grants have occurred as of December 31, 2004. Participants in this award generally have until April 2005 to acquire shares in order to receive the matching restricted share grants.

Prior to passage of the Sarbanes-Oxley Act of 2002 (the Act), Ball guaranteed loans made by a third party bank to certain participants in the deposit share program, of which $3 million of grandfathered loans were outstanding at December 31, 2004. In the event of a participant default, Ball would pursue payment from the participant. The Act provides that companies may no longer guarantee such loans for its executive officers. In accordance with the provisions of the Act, the company has not and will not guarantee any additional loans to its executive officers.

A summary of stock option activity for the years ended December 31 follows (retroactively restated for the two-for-one stock split):

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,862,006	$14.70	6,417,494	$12.28	7,567,076	$9.63
Exercised	(1,441,745)	10.78	(1,163,302)	9.85	(2,051,340)	8.76
Granted	518,900	34.06	754,400	27.60	1,118,700	23.75
Canceled	(106,954)	19.60	(146,586)	13.77	(216,942)	12.00

Outstanding, end of year	4,832,207	17.84	5,862,006	14.70	6,417,494	12.28

Exercisable, end of year	2,919,057	13.08	3,226,326	10.99	3,162,604	9.52
Reserved for future grants	1,568,780		2,341,840		3,294,558

Additional information regarding options outstanding at December 31, 2004, follows:

	Exercise Price Range
	$6.09-$8.98	$10.61-$13.78	$23.75-$34.11	Total
Number of options outstanding	1,046,332	1,656,421	2,129,454	4,832,207
Weighted average exercise price	$8.31	$11.45	$27.49	$17.84
Weighted average remaining life	4.1 years	5.5 years	8.1 years	6.4 years

Number of shares exercisable	1,046,332	1,280,521	592,204	2,919,057
Weighted average exercise price	$8.31	$11.57	$24.77	$13.08

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123, options granted in 2004, 2003 and 2002 have estimated weighted average fair values at the date of grant of $10.24 per share, $8.63 per share and $8.29 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2004 Grants		2003 Grants		2002 Grants
Expected dividend yield	1.17%		0.84%		0.70%
Expected stock price volatility	32.78%		35.38%		34.92%
Risk-free interest rate	3.45%		2.87%		4.57%
Expected life of options	4.75	years	4.75	years	4.75	years

Ball accounts for its stock-based employee compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize compensation in accordance with SFAS No. 123, pro forma net earnings and earnings per share would have been:

	Years ended December 31,
($ in millions, except per share amounts)	2004	2003		2002
Stock-based compensation as reported, net of tax	$12.5	$7.6		$4.2
Pro forma effect of fair value based method	(3.2)	1.2		3.8

Pro forma stock-based compensation	$9.3	$8.8		$8.0

Net earnings as reported	$295.6	$229.9		$156.1
Pro forma effect of fair value based method	3.2	(1.2)		(3.8)

Pro forma net earnings	$298.8	$228.7		$152.3

Basic earnings per share as reported	$2.67	$2.06	(a)	$1.39	(a)
Pro forma basic earnings per share	2.70	2.05	(a)	1.36	(a)

Diluted earnings per share as reported	$2.60	$2.01	(a)	$1.36	(a)
Pro forma diluted earnings per share	2.63	2.00	(a)	1.32	(a)

(a)     Per share amounts have been retroactively restated for the two-for-one stock split effective August 23, 2004.

Subsequent Event

On January 31, 2005, Ball repurchased 3 million of its outstanding common shares in a privately negotiated accelerated stock repurchase transaction at an initial price of $42.72 per share. The transaction immediately reduced Ball’s outstanding common shares by 3 million shares. The shares are subject to a market price adjustment provision which may require a payment to be made by Ball or to Ball based on the volume weighted average trading price of the company’s shares between January 31, 2005, and July 6, 2005.

15.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts. Share and per share information have been retroactively restated for the two-for-one stock splits discussed in Note 14.

	Years ended December 31,
($ in millions, except per share amounts)	2004	2003	2002
Diluted Earnings per Share:
Net earnings	$295.6	$229.9	$156.1

Weighted average common shares (000s)	110,846	111,710	112,634
Dilutive effect of stock options and restricted shares	2,944	2,565	2,442

Weighted average shares applicable to diluted earnings per
share	113,790	114,275	115,076

Diluted earnings per share	$2.60	$2.01	$1.36

Certain options have been excluded from the computation of the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price exceeded the average closing market price of common stock for the year). A total of 639,400 options at an exercise price of $28.155 and 1,095,000 options at an exercise price of $23.745 were excluded for the years ended December 31, 2003 and 2002, respectively. There were no anti-dilutive options for the year ended December 31, 2004.

16.  Financial Instruments and Risk Management

Policies and Procedures

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to commodity price changes, changes in interest rates, fluctuations in foreign currencies and fluctuations in prices of the company’s common stock in regard to common share repurchases. Although the instruments utilized involve varying degrees of credit and interest risk, the counterparties to the agreements are financial institutions, which are expected to perform fully under the terms of the agreements.

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into container sales contracts, which include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. The terms include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk.

North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most North American food container sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. In 2004 we were able to pass through steel surcharges to our customers and we are currently in negotiations with respect to 2005 steel price increases. We believe these negotiations will result in the pass through of the majority of this year’s steel price increases.

In Europe and Asia, the company manages the aluminum and steel raw commodity price risks through annual contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass through pricing arrangements. The company additionally uses forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass through arrangement to minimize the company’s exposure to significant price changes.

At December 31, 2004, the company had aluminum forward contracts with notional amounts of $303.4 million hedging its aluminum purchase contracts. These forward contract agreements expire within the next four years. Included in shareholders’ equity at December 31, 2004, within accumulated other comprehensive earnings, is a net gain of $8.4 million associated with these contracts, of which a net gain of $8.2 million is expected to be recognized in the consolidated statement of earnings during 2005. The majority of the gains on these derivative contracts will be offset by lower revenue from fixed price sales contracts. At December 31, 2003, the company had aluminum forward contracts with notional amounts of $115.6 million hedging the aluminum in the aluminum purchase contracts.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2004, included pay-floating and pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Pay-floating swaps effectively convert fixed-rate obligations to variable rate instruments. Swap agreements expire at various times up to two years.

Interest rate swap agreements outstanding at December 31, 2004, had notional amounts of $220 million paying floating rates and $120 million paying fixed rates, or a net floating position of $100 million. Approximately $2.7 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings at December 31, 2004, of which approximately $1.7 million is expected to be recognized in the consolidated statement of earnings during 2005. The fair market value of agreements designated as fair value and cash flow hedges in accordance with SFAS No. 133 was insignificant at December 31, 2004 and 2003. The company also has an interest rate cap on Eurolibor interest rates with a notional amount of €50 million. The fair value was not material at December 31, 2004 or 2003. At December 31, 2003, the agreements had notional amounts of $50 million paying floating rates and $139.6 million paying fixed rates, or a net fixed position of $89.6 million.

The fair value of all non-derivative financial instruments approximates their carrying amounts with the exception of long-term debt. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows. The fair value of derivatives generally reflects the estimated amounts that we would pay or receive upon termination of the contracts at December 31, 2004, taking into account any unrealized gains and losses on open contracts.

	2004		2003
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,617.0	$1,673.8	$1,647.6	$1,696.2
Unrealized loss on derivative contracts	--	--	--	(0.4)

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Serbian dinar, Brazilian real and Chinese renminbi. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at December 31, 2004, expire within the next four years and approximately $0.5 million of net loss is included in accumulated other comprehensive earnings, all of which is expected to be recognized in earnings over the next year.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, on January 31, 2005, Ball repurchased 3 million of its common shares at an initial price of $42.72 per share. The price per share is subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date of July 6, 2005.

The company also sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. The put option contracts allow us to determine the method of settlement, either in cash or shares. At December 31, 2004, there were put option contracts outstanding for 200,000 shares at $31.75 per share, which expired without value in February 2005. There were no put option contracts outstanding at December 31, 2003.

17.  Quarterly Results of Operations (Unaudited)

The company’s fiscal years end on December 31 and the fiscal quarters generally end on the Sunday nearest the calendar quarter end. In 2004 the first quarter included six more shipping days than in 2003 and the fourth quarter had five fewer shipping days than in 2003.

2004 Quarterly Information

The third and fourth quarters of 2004 included earnings of $6.7 million and $8.5 million, respectively, related to business consolidation activities for which proceeds on assets were higher than originally estimated and costs of completion were less than anticipated. The fourth quarter also included a $15.2 million loss pertaining to an allowance for doubtful accounts related to a minority-owned PRC joint venture. Other than these items, fluctuations in sales and earnings for the quarters in 2004 reflected the number of days in each fiscal quarter, as well as the normal seasonality of the business.

2003 Quarterly Information

A gain of $1.6 million was recorded in the fourth quarter in connection with the sale, and the completion of the consolidation activities, related to a metal beverage container plant closed in December 2001. In the first quarter Ball announced plans to close a metal food container plant to address decreased demand for three-piece welded cans. In connection with the closure, a charge of $1.9 million was recorded, partially offset by a $0.5 million gain on the sale of a Canadian plant that was included in a business consolidation charge taken in 2000. The $1.9 million charge included $0.8 million for employee severance and benefit costs and $1.1 million for decommissioning costs and an impairment charge on fixed assets.

($ in millions, except per share amounts)	First Quarter		Second Quarter		Third Quarter	Fourth Quarter	Total
2004
Net sales	$1,231.5		$1,467.2		$1,478.7	$1,262.8	$5,440.2

Gross profit (a)	171.1		228.2		231.4	185.0	815.7

Net earnings	$46.8		$90.7		$101.7	$56.4	$295.6

Basic earnings per share	$0.42	(b)	$0.82	(b)	$0.92	$0.51	$2.67

Diluted earnings per share	$0.41	(b)	$0.80	(b)	$0.90	$0.50	$2.60

2003
Net sales	$1,070.9		$1,353.3		$1,359.3	$1,193.5	$4,977.0

Gross profit (a)	140.4		205.6		209.7	161.5	717.2

Net earnings	$31.5		$74.3		$68.8	$55.3	$229.9

Basic earnings per share (b)	$0.28		$0.66		$0.62	$0.50	$2.06

Diluted earnings per share (b)	$0.27		$0.65		$0.61	$0.49	$2.01

(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $191 million and $179.6 million for the years ended December 31, 2004 and 2003, respectively.
(b)	Per share amounts have been retroactively restated for the two-for-one stock split discussed in Note 14.

Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

18.  Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $25.5 million, $20.5 million and $18.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

19.  Subsidiary Guarantees of Debt

As discussed in Note 11, the company’s notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The senior credit facilities are secured by: (1) a pledge of 100 percent of the stock owned by the company in its material direct and indirect majority-owned domestic subsidiaries and (2) a pledge of the company’s stock, owned directly or indirectly, of certain foreign subsidiaries, which equals 65 percent of the stock of each such foreign subsidiary. The following is condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 (in millions of dollars). Certain prior-year amounts have been reclassified in order to conform to the current year presentation. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

	CONSOLIDATED BALANCE SHEET
	December 31, 2004
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$113.8	$0.6	$84.3	$--	$198.7
Receivables, net	0.5	87.0	259.3	--	346.8
Inventories, net	--	402.8	226.7	--	629.5
Deferred taxes and prepaid expenses	323.2	167.6	17.8	(438.0)	70.6

Total current assets	437.5	658.0	588.1	(438.0)	1,245.6

Property, plant and equipment, at cost	39.3	1,932.4	1,002.8	--	2,974.5
Accumulated depreciation	(14.2)	(1,140.2)	(287.7)	--	(1,442.1)

	25.1	792.2	715.1	--	1,532.4

Investment in subsidiaries	1,995.9	680.1	9.8	(2,685.8)	--
Investment in affiliates	2.8	32.9	47.4	--	83.1
Goodwill, net	--	338.1	1,071.9	--	1,410.0
Intangibles and other assets	74.6	53.8	78.2	--	206.6

	$2,535.9	$2,555.1	$2,510.5	$(3,123.8)	$4,477.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion
of long-term debt	$9.8	$3.3	$109.9	$--	$123.0
Accounts payable	55.2	218.5	179.3	--	453.0
Accrued employee costs	15.6	168.7	37.9	--	222.2
Income taxes payable	--	450.9	67.7	(438.2)	80.4
Other current liabilities	31.9	30.3	55.5	--	117.7

Total current liabilities	112.5	871.7	450.3	(438.2)	996.3
Long-term debt	1,045.2	22.7	469.8	--	1,537.7
Intercompany borrowings	165.8	382.6	150.5	(698.9)	--
Employee benefit obligations	144.1	150.8	439.4	--	734.3
Deferred taxes and other liabilities	(18.3)	21.1	113.6	--	116.4

Total liabilities	1,449.3	1,448.9	1,623.6	(1,137.1)	3,384.7

Minority interests	--	--	6.4	--	6.4

Shareholders’ equity
Convertible preferred stock	--	--	179.6	(179.6)	--

Preferred shareholders’ equity	--	--	179.6	(179.6)	--

Common stock	610.8	726.0	681.1	(1,407.1)	610.8
Retained earnings	1,007.5	524.2	(124.2)	(400.0)	1,007.5
Accumulated other comprehensive
earnings (loss)	33.2	(144.0)	144.0	--	33.2
Treasury stock, at cost	(564.9)	--	--	--	(564.9)

Common shareholders’ equity	1,086.6	1,106.2	700.9	(1,807.1)	1,086.6

Total shareholders’ equity	1,086.6	1,106.2	880.5	(1,986.7)	1,086.6

	$2,535.9	$2,555.1	$2,510.5	$(3,123.8)	$4,477.7

	CONSOLIDATED BALANCE SHEET
	December 31, 2003
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
ASSETS
Current assets
Cash and cash equivalents	$8.8	$0.9	$26.8	$--	$36.5
Receivables, net	1.2	107.4	141.5	--	250.1
Inventories, net	--	363.7	182.5	--	546.2
Deferred taxes and prepaid expenses	(22.2)	446.2	16.9	(350.2)	90.7

Total current assets	(12.2)	918.2	367.7	(350.2)	923.5

Property, plant and equipment, at cost	36.5	1,836.5	863.9	--	2,736.9
Accumulated depreciation	(16.0)	(1,048.4)	(201.4)	--	(1,265.8)

	20.5	788.1	662.5	--	1,471.1

Investment in subsidiaries	1,855.8	511.2	8.5	(2,375.5)	--
Investment in affiliates	4.3	28.6	59.9	--	92.8
Goodwill, net	--	339.7	997.2	--	1,336.9
Intangibles and other assets	37.9	104.1	103.3	--	245.3

	$1,906.3	$2,689.9	$2,199.1	$(2,725.7)	$4,069.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion
of long-term debt	$1.9	$4.5	$101.2	$--	$107.6
Accounts payable	11.1	178.0	160.6	--	349.7
Accrued employee costs	15.7	134.5	30.4	--	180.6
Income taxes payable	--	379.9	45.3	(350.2)	75.0
Other current liabilities	44.4	26.6	77.2	--	148.2

Total current liabilities	73.1	723.5	414.7	(350.2)	861.1

Long-term debt	1,056.9	11.5	510.9	--	1,579.3
Intercompany borrowings	147.7	515.0	36.2	(698.9)	--
Employee benefit obligations	120.6	152.3	428.8	--	701.7
Deferred taxes and other liabilities	(299.8)	298.3	115.0	--	113.5

Total liabilities	1,098.5	1,700.6	1,505.6	(1,049.1)	3,255.6

Minority interests	--	--	6.2	--	6.2

Shareholders’ equity
Convertible preferred stock	--	--	179.6	(179.6)	--

Preferred shareholders’ equity	--	--	179.6	(179.6)	--

Common stock	567.3	726.0	687.6	(1,413.6)	567.3
Retained earnings	748.8	380.4	(263.8)	(116.6)	748.8
Accumulated other comprehensive
earnings (loss)	(1.4)	(117.1)	83.9	33.2	(1.4)
Treasury stock, at cost	(506.9)	--	--	--	(506.9)

Common shareholders’ equity	807.8	989.3	507.7	(1,497.0)	807.8

Total shareholders’ equity	807.8	989.3	687.3	(1,676.6)	807.8

	$1,906.3	$2,689.9	$2,199.1	$(2,725.7)	$4,069.6

	CONSOLIDATED STATEMENT OF EARNINGS
	For the Year Ended December 31, 2004
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
Net sales	$--	$4,192.1	$1,512.5	$(264.4)	$5,440.2
Costs and expenses
Cost of sales (excluding depreciation
and amortization)	--	3,547.4	1,150.5	(264.4)	4,433.5
Depreciation and amortization	2.3	130.6	82.2	--	215.1
Business consolidation gains	--	(1.5)	(13.7)	--	(15.2)
Selling and administrative	43.1	154.6	70.2	--	267.9
Interest expense	10.7	51.9	41.1	--	103.7
Equity in earnings of subsidiaries	(278.3)	--	--	278.3	--
Corporate allocations	(72.4)	65.4	7.0	--	--

	(294.6)	3,948.4	1,337.3	13.9	5,005.0

Earnings (loss) before taxes	294.6	243.7	175.2	(278.3)	435.2
Tax provision	1.0	(102.5)	(37.7)	--	(139.2)
Minority interests	--	--	(1.0)	--	(1.0)
Equity in results of affiliates	--	3.9	(3.3)	--	0.6

Net earnings (loss)	$295.6	$145.1	$133.2	$(278.3)	$295.6

	CONSOLIDATED STATEMENT OF EARNINGS
	For the Year Ended December 31, 2003
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
Net sales	$--	$3,849.3	$1,378.5	$(250.8)	$4,977.0
Costs and expenses
Cost of sales (excluding depreciation
and amortization)	--	3,272.0	1,059.0	(250.8)	4,080.2
Depreciation and amortization	2.6	131.4	71.5	--	205.5
Business consolidation (gains) costs	--	0.1	(3.8)	--	(3.7)
Selling and administrative	30.0	129.2	75.0	--	234.2
Interest expense	48.7	47.1	45.3	--	141.1
Equity in earnings of subsidiaries	(242.0)	--	--	242.0	--
Corporate allocations	(63.1)	57.2	5.9	--	--

	(223.8)	3,637.0	1,252.9	(8.8)	4,657.3

Earnings (loss) before taxes	223.8	212.3	125.6	(242.0)	319.7
Tax provision	6.1	(75.1)	(31.1)	--	(100.1)
Minority interests	--	--	(1.0)	--	(1.0)
Equity in results of affiliates	--	1.4	9.9	--	11.3

Net earnings (loss)	$229.9	$138.6	$103.4	$(242.0)	$229.9

	CONSOLIDATED STATEMENT OF EARNINGS
	For the Year Ended December 31, 2002
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
Net sales	$--	$3,726.7	$366.2	$(234.0)	$3,858.9
Costs and expenses
Cost of sales (excluding depreciation
and amortization)	--	3,150.2	314.2	(234.0)	3,230.4
Depreciation and amortization	2.1	128.8	18.3	--	149.2
Business consolidation (gains) costs	--	0.6	(2.9)	--	(2.3)
Selling and administrative	29.5	120.0	21.1	--	170.6
Interest expense	56.4	14.4	10.0	--	80.8
Equity in earnings of subsidiaries	(168.2)	--	--	168.2	--
Corporate allocations	(61.4)	61.4	--	--	--

	(141.6)	3,475.4	360.7	(65.8)	3,628.7

Earnings (loss) before taxes	141.6	251.3	5.5	(168.2)	230.2
Tax provision	14.7	(95.8)	(0.8)	--	(81.9)
Minority interests	--	--	(1.5)	--	(1.5)
Equity in results of affiliates	(0.2)	1.6	7.9	--	9.3

Net earnings (loss)	$156.1	$157.1	$11.1	$(168.2)	$156.1

	CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2004
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
Cash flows from operating activities
Net earnings (loss)	$295.6	$145.1	$133.2	$(278.3)	$295.6
Adjustments to reconcile net earnings
to cash provided by operating
activities:
Depreciation and amortization	2.3	130.6	82.2	--	215.1
Business consolidation gains	--	(1.5)	(13.7)	--	(15.2)
Deferred taxes	16.7	26.9	(0.8)	--	42.8
Contributions to defined benefit pension plans	(21.4)	(21.2)	(18.0)	--	(60.6)
Equity earnings of subsidiaries	(278.3)	--	--	278.3	--
Other, net	42.9	(7.6)	15.8	--	51.1
Working capital changes	(33.4)	152.0	(111.5)	--	7.1

Cash provided by operating activities	24.4	424.3	87.2	--	535.9

Cash flows from investing activities
Additions to property, plant and equipment	(7.6)	(111.1)	(77.3)	--	(196.0)
Business acquisitions, net of cash acquired	--	(17.0)	(0.2)	--	(17.2)
Investments in and advances to affiliates	187.8	(296.9)	109.1	--	--
Other, net	(8.5)	4.8	7.3	--	3.6

Cash provided by (used in) investing activities	171.7	(420.2)	38.9	--	(209.6)

Cash flows from financing activities
Long-term borrowings	--	--	26.3	--	26.3
Repayments of long-term borrowings	(1.9)	(4.4)	(100.9)	--	(107.2)
Change in short-term borrowings	--	--	2.6	--	2.6
Proceeds from issuance of common stock	35.3	--	--	--	35.3
Acquisitions of treasury stock	(85.3)	--	--	--	(85.3)
Common dividends	(38.9)	--	--	--	(38.9)
Other, net	(0.3)	--	(0.6)	--	(0.9)

Cash used in financing activities	(91.1)	(4.4)	(72.6)	--	(168.1)

Effect of exchange rate changes on cash	--	--	4.0	--	4.0
Change in cash and cash equivalents	105.0	(0.3)	57.5	--	162.2
Cash and cash equivalents - beginning of year	8.8	0.9	26.8	--	36.5

Cash and cash equivalents - end of year	$113.8	$0.6	$84.3	$--	$198.7

	CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2003
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments		Consolidated Total
Cash flows from operating activities
Net earnings (loss)	$229.9	$138.6	$103.4	$(242.	0)	$229.9
Adjustments to reconcile net earnings
to cash provided by operating
activities:
Depreciation and amortization	2.6	131.4	71.5	--		205.5
Business consolidation gains	--	--	(3.3)	--		(3.3)
Deferred taxes	(7.0)	32.6	(7.8)	--		17.8
Contributions to defined benefit pension plans	(5.8)	(20.2)	(8.1)	--		(34.1)
Equity earnings of subsidiaries	(242.0)	--	--	242.	0	--
Other, net	27.8	2.2	7.0	--		37.0
Debt refinancing costs	10.3	--	--	--		10.3
Withholding tax payment related to
European acquisition	--	--	(138.3)	--		(138.3)
Working capital changes	(5.3)	46.2	(1.7)	--		39.2

Cash provided by operating activities	10.5	330.8	22.7	--		364.0

Cash flows from investing activities
Additions to property, plant and
equipment	(5.2)	(108.2)	(23.8)	--		(137.2)
Business acquisitions, net of cash acquired	--	(28.0)	--	--		(28.0)
Purchase price adjustments	--	--	39.8	--		39.8
Investments in and advances to
affiliates	295.0	(199.0)	(96.0)	--		--
Other, net	(9.6)	5.0	6.2	--		1.6

Cash provided by (used in)
investing activities	280.2	(330.2)	(73.8)	--		(123.8)

Cash flows from financing activities
Long-term borrowings	4.8	--	0.5	--		5.3
Repayments of long-term borrowings	(264.1)	--	(103.3)	--		(367.4)
Change in short-term borrowings	--	--	(31.6)	--		(31.6)
Debt prepayment costs	(10.3)	--	--	--		(10.3)
Debt issuance costs	(5.2)	--	--	--		(5.2)
Proceeds from issuance of common stock	35.5	--	--	--		35.5
Acquisitions of treasury stock	(63.4)	--	--	--		(63.4)
Common dividends	(26.8)	--	--	--		(26.8)

Cash used in financing activities	(329.5)	--	(134.4)	--		(463.9)

Effect of exchange rate changes on cash	--	--	1.0	--		1.0
Change in cash and cash equivalents	(38.8)	0.6	(184.5)	--		(222.7)
Cash and cash equivalents - beginning
of year	47.6	0.3	211.3	--		259.2

Cash and cash equivalents - end of year	$8.8	$0.9	$26.8	$--		$36.5

	CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2002
	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
Cash flows from operating activities
Net earnings (loss)	$156.1	$157.1	$11.1	$(168.2)	$156.1
Adjustments to reconcile net earnings
to cash provided by operating
activities:
Depreciation and amortization	2.1	128.8	18.3	--	149.2
Business consolidation costs	--	0.6	1.5	--	2.1
Deferred taxes	11.4	15.4	(1.2)	--	25.6
Contributions to defined benefit pension plans	--	(54.2)	(2.2)	--	(56.4)
Equity earnings of subsidiaries	(168.2)	--	--	168.2	--
Other, net	25.7	(1.0)	(6.4)	--	18.3
Working capital changes	8.0	116.3	33.1	--	157.4

Cash provided by operating activities	35.1	363.0	54.2	--	452.3

Cash flows from investing activities
Additions to property, plant and
equipment	(8.7)	(140.6)	(9.1)	--	(158.4)
Business acquisitions, net of cash acquired	--	(813.8)	--	--	(813.8)
Acquisitions of previously leased assets	--	(43.1)	--	--	(43.1)
Investments in and advances to affiliates	(232.6)	613.9	(381.3)	--	--
Other, net	(2.2)	20.5	(24.2)	--	(5.9)

Cash used in investing activities	(243.5)	(363.1)	(414.6)	--	(1,021.2)

Cash flows from financing activities
Long-term borrowings	748.4	--	552.1	--	1,300.5
Repayments of long-term borrowings	(439.1)	--	(1.3)	--	(440.4)
Change in short-term borrowings	--	--	(1.3)	--	(1.3)
Debt issuance costs	(16.5)	--	(11.6)	--	(28.1)
Proceeds from issuance of common stock	35.0	--	--	--	35.0
Acquisitions of treasury stock	(104.1)	--	--	--	(104.1)
Common dividends	(20.4)	--	--	--	(20.4)
Other, net	--	--	0.2	--	0.2

Cash provided by financing activities	203.3	--	538.1	--	741.4

Effect of exchange rate changes on cash	--	--	3.6	--	3.6
Change in cash and cash equivalents	(5.1)	(0.1)	181.3	--	176.1
Cash and cash equivalents - beginning
of year	52.7	0.4	30.0	--	83.1

Cash and cash equivalents - end of year	$47.6	$0.3	$211.3	$--	$259.2

20.  Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which we participate, our operations in developing markets, changing commodity prices for the materials used in the manufacture of our products and changing capital markets. Where practicable, we attempt to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

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

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003 and nearly all retailers stopped carrying beverages in non-refillable containers. On October 15, 2004, the German parliament adopted a proposal leaving the existing deposit of 25 eurocents per container in effect. This decision, however, is still not in compliance with the EU law, and therefore does not provide a stable legal situation to which the industry can adapt. The outcome of the legal proceedings of the EU Commission is unclear and the political discussions about the deposit continue. We have responded by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries. We also closed a plant in the United Kingdom, shut down a production line in Germany, delayed capital investment projects in France and Poland and have converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany.

21.  Indemnifications and Guarantees

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first and foremost to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders which would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (see Note 5). The company, the appropriate subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2004, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

In the fourth quarter of 2004, the company migrated the North American metal beverage customer pricing and invoicing system from a legacy system to an integrated corporate business system (the new system). The migration involved changes in systems that included internal controls. We have reviewed the new system and the controls affected by the implementation of the new system and made appropriate changes to affected internal controls. The controls as modified are appropriate and operating effectively. There were no other changes in our internal control over financial reporting for the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The executive officers of the company as of December 31, 2004, were as follows:

1.	R. David Hoover, 59, Chairman, President and Chief Executive Officer since April 2002 and a director since 1996. Mr. Hoover was President and Chief Executive Officer from January 2001 until April 2002 and Vice Chairman, President and Chief Operating Officer from April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer from January 2000 to April 2000; Vice Chairman and Chief Financial Officer, 1998-2000; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

2.	Raymond J. Seabrook, 53, Senior Vice President and Chief Financial Officer since April 2000; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

3.	Hanno C. Fiedler, 59, Executive Vice President and a director since December 2002 as well as Chairman and Chief Executive Officer of Ball’s European packaging business. Mr. Fiedler was Chairman of the Board of Management of Schmalbach-Lubeca AG from January 1996 until December 2002 and, prior to that, headed the European activities of TRW Inc. Steering and Suspension Systems.

4.	John R. Friedery, 48, Senior Vice President and Chief Operating Officer, North American Packaging, since January 2004; President, Metal Beverage Container, 2000 to January 2004; Senior Vice President, Manufacturing, 1998-2000; Vice President, Manufacturing, 1996-1998; Plant Manager, 1993-1996; Assistant Plant Manager, 1992-1993; Administrative Manager, 1991-1992; General Supervisor, 1989-1991; Production Supervisor, 1988-1989.

5.	Charles E. Baker, 47, General Counsel and Assistant Corporate Secretary since April 2004; Associate General Counsel, 1999 to April 2004; Senior Director, Business Development, 1995-1999; Director, Corporate Compliance, 1994-1997; Director, Business Development, 1993-1995.

6.	Harold L. Sohn, 58, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

7.	David A. Westerlund, 54, Senior Vice President, Administration, since April 1998 and Corporate Secretary since December 2002; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

8.	Scott C. Morrison, 42, Vice President and Treasurer since April 2002; Treasurer, September, 2000 to April 2002; Managing Director/Senior Banker of Corporate Banking, Bank One, Indianapolis, Indiana, 1995 to August 2000.

9.	John A. Hayes, 39, Vice President, Corporate Strategy, Marketing and Development since January 2003; Vice President, Corporate Planning and Development, April 2000 to January 2003; Senior Director, Corporate Planning and Development, February 1999 to April 2000; Vice President, Mergers and Acquisitions/Corporate Finance, Lehman Brothers, Chicago, Illinois, April 1993 to February 1999.

10.	Douglas K. Bradford, 47, Vice President and Controller since April 2003; Controller since April 2002; Assistant Controller, May 1998 to April 2002; Senior Director, Tax Administration, January 1995 to May 1998; Director, Tax Administration, July 1989 to January 1995.

As a result of an administrative error, the Form 4 report regarding a Restricted Stock Award for 172 shares to Mr. Howard M.  Dean on February 17, 2004, was not timely reported. The Award was reported on a Form 4 filed on April 29, 2004. To the best of the Corporation’s knowledge, all of the other filings for its executive officers and directors were made on a timely basis in 2004.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2004, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors also participate in the 2000 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved
by security holders	4,832,207	$17.84	1,568,780
Equity compensation plans not
approved by security holders	--	--	--

Total	4,832,207	$17.84	1,568,780

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Auditor,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004, is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)     (1) Financial Statements:

        The following documents are included in Part II, Item 8:

               Report of independent registered public accounting firm

               Consolidated statements of earnings – Years ended December 31, 2004, 2003 and 2002

               Consolidated balance sheets – December 31, 2004 and 2003

               Consolidated statements of cash flows – Years ended December 31, 2004, 2003 and 2002

               Consolidated statements of shareholders’ equity and comprehensive earnings – Years ended December 31, 2004,
               2003 and 2002

               Notes to consolidated financial statements

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

BALL CORPORATION (Registrant) By: /s/ R. David Hoover R. David Hoover Chairman, President and Chief Executive Officer February 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1) Principal Executive Officer:

/s/ R. David Hoover ———————————————————— R. David Hoover	Chairman, President and Chief Executive Officer February 23, 2005

(2) Principal Financial Accounting Officer:

/s/ Raymond J. Seabrook ———————————————————— Raymond J. Seabrook	Sr. Vice President and Chief Financial Officer February 23, 2005

(3) Controller:

/s/ Douglas K. Bradford ———————————————————— Douglas K. Bradford	Vice President and Controller February 23, 2005

(4) A Majority of the Board of Directors:

/s/ Howard M. Dean ————————————————————* Howard M. Dean	Director February 23, 2005

/s/ Hanno C. Fiedler ————————————————————* Hanno C. Fiedler	Director February 23, 2005

/s/ R. David Hoover ————————————————————* R. David Hoover	Chairman of the Board and Director February 23, 2005

/s/ John F. Lehman ————————————————————* John F. Lehman	Director February 23, 2005

/s/ Jan Nicholson ————————————————————* Jan Nicholson	Director February 23, 2005

/s/ George A. Sissel ————————————————————* George A. Sissel	Director February 23, 2005

/s/ George M. Smart ————————————————————* George M. Smart	Director February 23, 2005

/s/ Theodore M. Solso ————————————————————* Theodore M. Solso	Director February 23, 2005

/s/ William P. Stiritz ————————————————————* William P. Stiritz	Director February 23, 2005

/s/ Stuart A. Taylor II ————————————————————* Stuart A. Taylor II	Director February 23, 2005

/s/ Erik H. van der Kaay ————————————————————* Erik H. van der Kaay	Director February 23, 2005

*By R. David Hoover as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

By: /s/ R. David Hoover R. David Hoover As Attorney-in-Fact February 23, 2005

Ball Corporation and Subsidiaries
Annual Report on Form 10-K
For the year ended December 31, 2004

Index to Exhibits

Exhibit
Number      Description of Exhibit

1	Purchase Agreement, dated as of December 5, 2002, by and among Ball Corporation, Lehman Brothers, Inc., Deutsche Bank Securities, Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Dresdner Kleinwort Wasserstein-Grantchester, Inc., McDonald Investments Inc., SunTrust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K, dated December 19, 2002) filed December 31, 2002.

2.1	Share Sale and Transfer Agreement dated August 29/30, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball Pan-European Holdings, Inc. and Ball Corporation (filed by incorporation by reference to Ball Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002) filed November 14, 2002.

2.2	Amendment Agreement, dated December 18, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball Pan-European Holdings, Inc., Ball Corporation and Ball (Germany) Acquisition GmbH, amending the Share Sale and Transfer Agreement, dated August 29/30, 2002, among Schmalbach-Lubeca Holding GmbH, AV Packaging GmbH, Ball Pan-European Holdings, Inc. and Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K, dated December 19, 2002) filed December 31, 2002.

3.i	Amended Articles of Incorporation as of April 23, 2003. (Filed herewith.)

3.ii	Bylaws of Ball Corporation as amended January 25, 2005. (Filed herewith.)

4.1(a)	Amended and Restated Senior Note Indenture, dated August 10, 1998, and amended and restated as of December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Senior Note Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

4.1(b)	Senior Registration Rights Agreement, dated August 10, 1998, among Ball Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, First Chicago Capital Markets, Inc., and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

4.2	Dividend distribution payable to shareholders of record on August 4, 1996, of one preferred stock purchase right for each outstanding share of common stock under the Rights Agreement dated as of July 24, 1996, between the company and The First Chicago Trust company of New York (filed by incorporation by reference to the Form 8-A Registration Statement, No. 1-7349, dated August 1, 1996, and filed August 2, 1996, and to the company’s Form 8-K Report dated February 13, 1996, and filed February 14, 1996).

4.3(a)	Registration Rights Agreement, dated as of December 19, 2002, by and among Ball Corporation, Lehman Brothers, Inc., Deutsche Bank Securities Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., BNP Paribas Securities Corp., Dresdner Kleinwort Wasserstein-Grantchester, Inc., McDonald Investments Inc., Sun Trust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC and certain subsidiary guarantors of Ball Corporation (filed by incorporation by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated December 19, 2002) filed December 31, 2002.

4.3(b)	Senior Note Indenture, dated as of December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

10.1	1980 Stock Option and Stock Appreciation Rights Plan, as amended, 1983 Stock Option and Stock Appreciation Rights Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 2-82925) filed April 27, 1983.

10.2	1988 Restricted Stock Plan and 1988 Stock Option and Stock Appreciation Rights Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-21506) filed April 27, 1988.

10.3	Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988.

10.4	Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.5	Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.6	Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.7	Amended and Restated Form of Severance Benefit Agreement which exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22 , 1996) filed May 15, 1996.

10.8	Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

10.9	1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-40199) filed April 26, 1991.

10.10	Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995.

10.11	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.

10.12	Agreement and Plan of Merger among Ball Corporation, Ball Sub Corp. and Heekin Can, Inc. dated as of December 1, 1992, and as amended as of December 28, 1992 (filed by incorporation by reference to the Registration Statement on Form S-4, No. 33-58516) filed February 19, 1993.

10.13	Distribution Agreement between Ball Corporation and Alltrista (filed by incorporation by reference to the Alltrista Corporation Form 8, Amendment No. 3 to Form 10, No. 0-21052, dated December 31, 1992) filed March 17, 1993.

10.14	1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

10.15	Ball-InCon Glass Packaging Corp. Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.16	Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

10.17	Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, amended and restated effective January 1, 2003 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004.

10.18(a)	Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for Restricted Stock grant in which the five named executive officers participate and which grants are referred to in the Executive Compensation section of the Ball Corporation Proxy Statement dated March 15, 1999. (The form of the restricted grants was filed March 29, 1999.)

10.18(b)	Ball Corporation Merger Related, Special Incentive Plan for Operating Executives which provides for certain cash incentive payments based upon the attainment of certain performance criteria. (The form of the plan was filed March 29, 1999.)

10.19	Asset Purchase Agreement dated June 26, 1995, among Foster Ball, L.L.C. (renamed Ball-Foster Glass Container Co., L.L.C.), Ball Glass Container Corporation and Ball Corporation (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

10.20	Foster Ball, L.L.C. (renamed Ball-Foster Glass Container Co., L.L.C.) Amended and Restated Limited Liability Company Agreement dated June 26, 1995, among Saint-Gobain Holdings I Corp., BG Holdings I, Inc. and BG Holdings II, Inc. (filed by incorporation by reference to the Current Report on Form 8-K dated September 15, 1995) filed September 29, 1995.

10.21	Asset Purchase Agreement dated August 10, 1998, among Ball Corporation and its Ball Metal Beverage Container Corp. and Reynolds Metals Company (filed by incorporation by reference to the Current Report on Form 8-K dated August 10, 1998) filed August 25, 1998.

10.22	Form of Severance Agreement (Change of Control Agreement) which exists between the company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1988) filed March 25, 1989.

10.23	Ball Corporation 2000 Deferred Compensation Company Stock Plan. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2001) filed March 28, 2002.

10.24	Ball Corporation Deposit Share Program, as amended. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004.

10.25	Ball Corporation Directors Deposit Share Program, as amended. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004.

10.26	Credit Agreement, dated December 19, 2002, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent, The Bank of Nova Scotia, as Canadian Administrative Agent, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, Joint Mandated Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, Bank One, NA, Lehman Commercial Paper Inc. and BNP Paribas, as Co-Documentation Agents, and various lending institutions named therein (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

10.27	First Amendment to Credit Agreement (as provided in Exhibit 10.26), dated July 22, 2003, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004.

10.28	Second Amendment to Credit Agreement (as provided in Exhibit 10.26), dated November 6, 2003, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004.

10.29	Third Amendment to Credit Agreement (as provided in Exhibit 10.26), dated March 19, 2004, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2004) filed May 12, 2004.

10.30	Acquisition Related, Special Incentive Plan for selected executives and senior managers which provides for cash incentive payments based upon the attainment of certain performance criteria (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

10.31	Employment agreement between Ball Corporation and Hanno C. Fiedler (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

11	Statement re: Computation of Earnings Per Share (filed by incorporation by reference to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

18	Letter re: Change in Accounting Principles regarding change in pension plan valuation measurement date (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Senior Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

99.1	Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

99.2	Cautionary statement for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)