Form 10-Q
period 2005-04-03
BALL CORP
filed 2005-05-13
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 3, 2005

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

Yes [ X ] No [	]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [	]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2005

Common Stock, without par value	110,162,086 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended April 3, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

	Three Months Ended
	April 3, 2005	April 4, 2004

Net sales	$1,324.1	$1,231.5

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,096.8	1,012.5
Depreciation and amortization (Notes 8 and 10)	53.4	53.8
Selling, general and administrative	63.0	71.1

	1,213.2	1,137.4

Earnings before interest and taxes	110.9	94.1

Interest expense	25.8	28.3

Earnings before taxes	85.1	65.8
Tax provision	(29.8)	(21.5)
Minority interests	(0.2)	(0.3)
Equity in results of affiliates	3.5	2.8

Net earnings	$58.6	$46.8

Earnings per share (Notes 13 and 14):
Basic	$0.52	$0.42	(a)
Diluted	$0.51	$0.41	(a)

Weighted average common shares outstanding (000s) (Note 14):
Basic	111,628	111,347	(a)
Diluted	114,036	114,060	(a)

Cash dividends declared and paid, per common share	$0.10	$0.075	(a)

(a)	Per share and share amounts have been retroactively restated for a two-for-one stock split on August 23, 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	April 3, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$86.8	$198.7
Receivables, net (Note 6)	441.0	346.8
Inventories, net (Note 7)	714.5	629.5
Prepaid common stock repurchase (Note 13)	108.5	–
Deferred taxes, prepaids and other current assets	85.1	70.6

Total current assets	1,435.9	1,245.6

Property, plant and equipment, net (Note 8)	1,534.8	1,532.4
Goodwill (Note 9)	1,361.8	1,410.0
Intangibles and other assets, net (Note 10)	285.8	289.7

Total Assets	$4,618.3	$4,477.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$145.0	$123.0
Accounts payable	509.9	453.0
Accrued employee costs	133.5	222.2
Income taxes payable	111.2	80.4
Other current liabilities	119.7	117.7

Total current liabilities	1,019.3	996.3

Long-term debt (Note 11)	1,631.0	1,537.7
Employee benefit obligations (Note 12)	740.8	734.3
Deferred taxes and other liabilities	99.8	116.4

Total liabilities	3,490.9	3,384.7

Contingencies (Note 15)
Minority interests	6.6	6.4

Shareholders’ equity (Note 13)
Common stock (157,999,939 shares issued - 2005;
157,506,545 shares issued - 2004)	621.2	610.8
Retained earnings	1,055.0	1,007.5
Accumulated other comprehensive earnings	6.8	33.2
Treasury stock, at cost (44,836,026 shares - 2005;
44,815,138 shares - 2004)	(562.2)	(564.9)

Total shareholders’ equity	1,120.8	1,086.6

Total Liabilities and Shareholders’ Equity	$4,618.3	$4,477.7

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended
	April 3, 2005	April 4, 2004
Cash flows from operating activities
Net earnings	$58.6	$46.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53.4	53.8
Deferred taxes	(11.8)	8.3
Other, net	(4.1)	11.8
Prepaid common stock repurchase (Note 13)	(108.5)	–
Changes in other working capital components, excluding effects
of acquisitions	(148.6)	(190.1)

Net cash used in operating activities	(161.0)	(69.4)

Cash flows from investing activities
Additions to property, plant and equipment	(80.6)	(34.9)
Business acquisitions, net of cash acquired (Note 4)	–	(17.0)
Other, net	(7.9)	(5.8)

Net cash used in investing activities	(88.5)	(57.7)

Cash flows from financing activities
Long-term borrowings	135.0	108.4
Repayments of long-term borrowings	(26.7)	(55.2)
Change in short-term borrowings	34.0	102.1
Proceeds from issuance of common stock	10.8	7.7
Acquisitions of treasury stock	(2.1)	(22.3)
Common dividends	(11.1)	(8.4)
Other, net	–	(0.4)

Net cash provided by financing activities	139.9	131.9

Effect of exchange rate changes on cash	(2.3)	(0.1)

Net change in cash and cash equivalents	(111.9)	4.7
Cash and cash equivalents - beginning of period	198.7	36.5

Cash and cash equivalents - end of period	$86.8	$41.2

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. As of January 1, 2004, the results of subsidiaries and equity affiliates in the People’s Republic of China (PRC) are no longer reflected in the consolidated financial statements on a one-month lag. The change did not have a significant impact on the consolidated financial statements in 2004.

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s annual report pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 (annual report).

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

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $1.8 million and $3.6 million for the first three months of 2005 and 2004, respectively. If the fair-value-based method had been used, after-tax stock-based compensation would have been $2.5 million and $2.4 million for the same periods, respectively. The pro forma effect on diluted earnings per share of using the fair-value-based method was insignificant for the first quarters of both 2005 and 2004.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2. New Accounting Standards

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which will be effective for Ball beginning January 1, 2006, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Ball is evaluating the impact on the company’s results from adopting SFAS No. 123 (revised 2004) and SAB 107, but expects them to be comparable to the pro forma effects of applying the original SFAS No. 123 (discussed in Note 1).

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. New Accounting Standards (continued)

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25 percent. The reduced rate is achieved via an 85 percent dividends received deduction on earnings repatriated during a one-year period. Accounting and disclosure guidance was provided in December 2004 in FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” We are currently reviewing the impact of making a 2005 foreign earnings distribution to the U.S. via intercompany dividend distributions in accordance with the American Jobs Creation Act of 2004. If such a dividend distribution were to occur, we estimate the reasonably possible range of distributions to be $300 million to $500 million, with the related potential impact on income tax expense being $7 million to $12 million.

In December 2004 the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). The Jobs Act introduces a special 9 percent tax deduction (3 percent per year beginning January 1, 2005) on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Based upon preliminary U.S. Treasury guidance, the impact of FSP FAS 109-1 on Ball’s consolidated financial statements is not significant.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred by Ball beginning on January 1, 2006. Ball has not yet determined the potential future impact, if any, of SFAS No. 151 on its consolidated financial statements.

3. Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in three reportable segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report.

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

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Business Segment Information (continued)

Summary of Business by Segment	Three Months Ended
($ in millions)	April 3, 2005	April 4, 2004
Net Sales
North American metal beverage	$544.1	$549.3
North American metal food (Note 4)	184.2	145.1
North American plastic containers	115.8	93.0

Total North American packaging	844.1	787.4

Europe metal beverage	255.8	242.0
Asia metal beverage and plastic containers	42.2	41.8

Total international packaging	298.0	283.8

Aerospace and technologies	182.0	160.3

Net sales	$1,324.1	$1,231.5

Net Earnings
North American packaging (Note 4)	$78.3	$66.6
International packaging (Note 5)	30.3	27.6
Aerospace and technologies	8.9	11.2

Segment earnings before interest and taxes	117.5	105.4
Corporate undistributed expenses, net	(6.6)	(11.3)

Earnings before interest and taxes	110.9	94.1
Interest expense	(25.8)	(28.3)
Tax provision	(29.8)	(21.5)
Minority interests	(0.2)	(0.3)
Equity in results of affiliates	3.5	2.8

Net earnings	$58.6	$46.8

($ in millions)	As of April 3, 2005	As of December 31, 2004
Total Assets
North American packaging	$2,613.0	$2,459.8
International packaging	2,207.1	2,255.8
Aerospace and technologies	226.2	210.3
Segment eliminations	(751.6)	(767.3)

Segment assets	4,294.7	4,158.6
Corporate assets, net of eliminations	323.6	319.1

Total assets	$4,618.3	$4,477.7

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

On March 17, 2004, Ball acquired ConAgra Grocery Products Company’s (ConAgra) interest in Ball Western Can for a total consideration of $30 million, comprised of $17 million in cash and a $13 million long-term note. Ball Western Can, located in Oakdale, California, was established in 2000 as a 50/50 joint venture between Ball and ConAgra and, prior to the acquisition, was accounted for by Ball under the equity method of accounting. The acquisition has been accounted for as a purchase and, accordingly, its results have been consolidated in our financial statements from the acquisition date. Contemporaneous with the acquisition, Ball and ConAgra’s parent company, ConAgra Foods Inc., entered into a long-term agreement under which Ball will provide metal food containers to ConAgra manufacturing locations in California. The acquisition of Ball Western Can was not significant to the North American packaging segment.

5. Business Consolidation Costs

At April 3, 2005, and December 31, 2004, accruals of $9.1 million remain in the consolidated balance sheets related to PRC business consolidation activities commenced prior to 2002. The remaining accruals are primarily for tax matters, for which tax clearances from the applicable authorities are required during the formal liquidation process. Subsequent changes to the estimated costs of the PRC business consolidation activities, if any, will be included in current-period earnings and identified as net business consolidation gains or costs.

At April 3, 2005, and December 31, 2004, accruals of €3.8 million remain in the consolidated balance sheets for the 2003 closure of a United Kingdom beverage can plant, as well as a line conversion and line shut down at German plants. The accruals include €3.2 million of pension and early retirement benefits to be paid in future periods and €0.6 million of decommissioning costs. Subsequent decreases to these estimated costs, if any, will reduce goodwill, as these costs were accounted for in the opening balance sheet.

6. Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $158.5 million at April 3, 2005, and $174.7 million at December 31, 2004.

7. Inventories

($ in millions)	April 3, 2005	December 31, 2004

Raw materials and supplies	$ 232.7	$ 256.5
Work in process and finished goods	481.8	373.0

	$ 714.5	$ 629.5

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Property, Plant and Equipment

	April 3,	December 31,
($ in millions)	2005	2004

Land	$ 80.7	$ 81.7
Buildings	733.9	735.4
Machinery and equipment	2,201.3	2,157.4

	3,015.9	2,974.5
Accumulated depreciation	(1,481.1)	(1,442.1)

	$ 1,534.8	$ 1,532.4

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $50.4 million for the three months ended April 3, 2005, and $50.6 million for the three months ended April 4, 2004. The change in the net property, plant and equipment balance is the result of capital spending offset by depreciation and the effects of foreign exchange rates.

9. Goodwill

($ in millions)	North American Packaging	International Packaging	Total

Balance at December 31, 2004	$ 358.2	$ 1,051.8	$ 1,410.0
Purchase accounting adjustments	2.2	–	2.2
Effects of foreign exchange rates	(0.7)	(49.7)	(50.4)

Balance at April 3, 2005	$ 359.7	$ 1,002.1	$ 1,361.8

In accordance with SFAS No. 142, goodwill is not amortized but rather tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

10. Intangibles and Other Assets

	April 3,	December 31,
($ in millions)	2005	2004

Investments in affiliates	$ 65.4	$ 83.1
Prepaid pension and related intangible assets	47.9	48.0
Intangibles (net of accumulated amortization of $46 at April 3, 2005, and $44 at December 31, 2004)	54.9	58.2
Deferred financing costs	24.9	26.9
Other	92.7	73.5

	$ 285.8	$ 289.7

Total amortization expense of intangible assets amounted to $3 million for the three months ended April 3, 2005, and $3.2 million for the three months ended April 4, 2004. Based on intangible assets and foreign exchange rates as of April 3, 2005, total annual intangible asset amortization expense is expected to be between approximately $10 million and $11 million in each of the next five years.

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Intangibles and Other Assets (continued)

In the first quarter of 2005, selling, general and administrative expenses included $3.8 million for the write down to net realizable value of an equity investment in an affiliated aerospace company. This investment is expected to be disposed of in 2005 and, accordingly, the remaining carrying amount of $14 million has been reclassified to other current assets at April 3, 2005. Also included in the first quarter of 2005 was an expense of $3.4 million for the full write off of an investment in a joint venture in the PRC. In the fourth quarter of 2004, the company recorded a $15.2 million loss in equity in results of affiliates from the same joint venture related to a bad debt provision. Subsequent developments and information late in the first quarter of 2005 have led the company to conclude that it will not recover the remaining carrying value of this investment.

11. Debt and Interest Costs

Long-term debt consisted of the following:

	April 3, 2005		December 31, 2004

(in millions)	In Local Currency	In U.S. $	In Local Currency	In U.S. $

Notes Payable
7.75% Senior Notes due August 2006	$ 300.0	$ 300.0	$ 300.0	$ 300.0
6.875% Senior Notes due December 2012 (excluding premium of $4.2 in 2005 and $4.3 in 2004)	$ 550.0	550.0	$ 550.0	550.0
Senior Credit Facilities (at variable rates)
Term Loan A, euro denominated due December 2007	€ 66.0	85.2	€ 72.0	97.7
Term Loan A, British sterling denominated due December 2007	£ 43.5	81.8	£ 47.4	90.9
Term Loan B, euro denominated due December 2009	€ 232.1	299.5	€ 232.7	315.6
Term Loan B, U.S. dollar denominated due December 2009	$ 184.5	184.5	$ 185.0	185.0
Multi-currency revolver, U.S. dollar equivalent	$ 135.0	135.0	–	–
European Bank for Reconstruction and Development Loans
Floating rates due October 2009	€ 20.0	25.8	€ 20.0	27.1
Industrial Development Revenue Bonds
Floating rates due through 2011	$ 16.0	16.0	$ 24.0	24.0
Other	Various	22.2	Various	26.7

		1,700.0		1,617.0
Less: Current portion of long-term debt		(69.0)		(79.3)

		$1,631.0		$1,537.7

At April 3, 2005, taking into account outstanding letters of credit, approximately $280 million was available under the multi-currency revolving credit facilities, which provide for up to $450 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $261 million at April 3, 2005, of which $76 million was outstanding and due on demand.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of unamortized financing costs associated with the repaid loan.

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Debt and Interest Costs (continued)

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The notes payable and senior credit facilities contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20 contains condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The company was not in default of any loan agreement at April 3, 2005, and has met all debt payment obligations.

12.	Employee Benefit Obligations

($ in millions)	April 3,	December 31,
	2005	2004

Total defined benefit pension liability	$ 475.9	$ 488.5
Less current portion	(10.0)	(29.9)

Long-term defined benefit pension liability	465.9	458.6
Retiree medical and other post-employment benefits	139.7	133.8
Deferred compensation plans	121.2	117.6
Other	14.0	24.3

	$ 740.8	$ 734.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended

	April 3, 2005			April 4, 2004

($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$ 6.0	$ 2.2	$ 8.2	$ 5.5	$ 2.2	$ 7.7
Interest cost	10.0	7.3	17.3	9.4	7.2	16.6
Expected return on plan assets	(11.5)	(3.7)	(15.2)	(10.9)	(3.1)	(14.0)
Amortization of prior service cost	1.2	–	1.2	0.9	0.1	1.0
Recognized net actuarial loss	3.9	0.5	4.4	3.2	0.3	3.5

Net periodic benefit cost	$ 9.6	$ 6.3	$ 15.9	$ 8.1	$ 6.7	$ 14.8

Contributions to the company’s global defined benefit pension plans, not including the unfunded German plans, were $6.5 million in the first three months of 2005. The total contributions to these funded plans are expected to be approximately $17 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2005. Payments to participants in the unfunded German plans were €4.2 million ($5.5 million) in the first three months of 2005 and are expected to be approximately €18 million for the full year (approximately $24 million).

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity

On January 31, 2005, in a privately negotiated stock repurchase transaction, Ball entered into a forward purchase agreement to repurchase 3 million of its common shares at an initial price of $42.72 per share using cash on hand and available borrowings. The company initially advanced $108.5 million for the purchase of the shares. The price per share is subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company previously reported in its Annual Report on Form 10-K for the year ended December 31, 2004, within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” that the purchase of the 3 million shares occurred on January 31, 2005, with the immediate reduction of Ball’s outstanding shares. The reduction of shares was reflected in the number of outstanding shares disclosed on the cover page of the Form 10-K. Subsequent to the close of the first quarter, the company, upon further review of the transaction, concluded that the shares purchased under the contract should not reduce the outstanding shares, nor affect earnings per share, until actual delivery of the shares to the company. The company completed its purchase of the 3 million shares at an average price of $41.63 per share and obtained delivery of the shares in early May 2005. We expect that our total share repurchase program in 2005 may exceed $175 million, net of issuances.

Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b) (net of tax)	Accumulated Other Comprehensive Earnings

December 31, 2004	$ 148.9	$ (126.3)	$ 10.6	$ 33.2
Change	(29.1)	–	2.7	(26.4)

April 3, 2005	$ 119.8	$ (126.3)	$ 13.3	$ 6.8

(a)	The minimum pension liability is adjusted annually as of December 31.
(b)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

The following table summarizes total comprehensive earnings for 2005 and 2004:

	Three Months Ended

($ in millions)	April 3, 2005	April 4, 2004

Comprehensive Earnings
Net earnings	$ 58.6	$ 46.8
Foreign currency translation adjustment	(29.1)	(27.0)
Effect of derivative instruments	2.7	11.9

	$ 32.2	$ 31.7

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity (continued)

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $2.1 million and $5.3 million of expense in connection with this program in the first three months of 2005 and 2004, respectively. The variances in expense recorded are the result of the timing and vesting of the share grants, as well as changes in the price of Ball stock. The deposit share program was amended and restated in April 2004 and further awards have been made.

Prior to passage of the Sarbanes-Oxley Act of 2002 (the Act), Ball guaranteed loans made by a third party bank to certain participants in the deposit share program, of which $2.2 million of grandfathered loans were outstanding at April 3, 2005. In the event of a participant default, Ball would pursue payment from the participant. The Act provides that companies may no longer guarantee such loans for its executive officers. In accordance with the provisions of the Act, the company has not and will not guarantee any additional loans to its executive officers.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant. The options terminate 10 years from the date of grant. At April 3, 2005, there were 4,497,527 options outstanding under these plans at a weighted average exercise price of $18.20 per share, of which 2,869,627 were exercisable at a weighted average exercise price of $13.05 per share.

14. Earnings Per Share

	Three Months Ended

($ in millions, except per share amounts)	April 3, 2005	April 4, 2004

Diluted earnings per share:
Net earnings	$ 58.6	$ 46.8

Weighted average common shares (000s)	111,628	111,347(a)
Effect of dilutive stock options (000s)	2,408	2,713(a)

Weighted average shares applicable to diluted earnings per share (000s)	114,036	114,060(a)

Diluted earnings per share	$ 0.51	$ 0.41(a)

(a)	Amounts have been retroactively restated for a two-for-one stock split on August 23, 2004.

All of the company’s outstanding options have been included in the diluted earnings per share calculation for the first quarters of 2005 and 2004 because they were dilutive (i.e., the exercise price was lower than the average closing market price of common stock for the period).

Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003 and nearly all retailers stopped carrying beverages in non-refillable containers. On October 15, 2004, the German parliament adopted a proposal leaving the existing deposit of 25 eurocents per container in effect. This decision does not fully comply with European Union law and thus does not provide a stable legal basis for the deposit. However, affected German industries such as packaging suppliers, beverage fillers and retailers propose to build a nationwide redemption system, recognizing that the deposit regulations are likely to stay in place. Retailers also generally recognize that highly-recycled, one-way containers are more efficient and beneficial than refillable containers in a modern deposit environment. During 2004 and 2003, we responded to the lower demand by reducing beverage can production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries. We also closed a plant in the United Kingdom, shut down a production line in Germany, delayed capital investment projects in France and Poland and converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany. In 2005 we are working closely with the industry group to establish the necessary redemption systems, which we anticipate will be in place by the second quarter of 2006.

16. Indemnifications and Guarantees

During the normal course of business, the company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services, guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements, indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases, indemnities pursuant to agreements relating to certain joint ventures, indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses, and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

Ball Corporation and Subsidiaries

April 3, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Indemnifications and Guarantees (continued)

The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first and foremost to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders which would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (see Note 6). The company, the relevant subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage and food industries. Our packaging products are produced for a variety of end uses and are currently manufactured in 49 plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage and food producers with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we ave diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage and food companies in North America, Europe and the People’s Republic of China (PRC), as do our equity joint ventures in Brazil and the U.S. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our long-term relationships and contracts mitigate these risks.

In the rigid packaging industry in the U.S. and Canada, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing where possible. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing (excluding the effects of the German mandatory deposit discussed in “Contingencies”) and are expected to continue to grow. We are capitalizing on this growth by reconfiguring some of our European can manufacturing lines, building a beverage can manufacturing plant near Belgrade, Serbia, and expanding our manufacturing capacity in Brazil. The Belgrade plant is scheduled to be operational in the second quarter of 2005.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-plus contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately one-third percent fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this business include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial measures we use are earnings before interest and taxes (EBIT), earnings before interest, taxes, depreciation and amortization (EBITDA), diluted earnings per share, economic value added (operating earnings, as defined by the company, less its cost of capital), operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). Nonfinancial measures in the packaging segments include production spoilage rates, quality control measures and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining quality employees is critically important to the success of Ball and, because of this, we strive to pay employees competitively and encourage their prudent ownership of the company’s common stock. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value-added operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, many employees, regardless of organizational level, have opportunities to participate as Ball shareholders. During 2004 we expanded the availability of our employee stock purchase program to many of our Ball Packaging Europe employees.

In 2004 the company’s board of directors declared a two-for-one stock split. The distribution date for the stock split was August 23, 2004, for shareholders of record on August 4, 2004. Ball’s board also authorized the repurchase of up to 12 million of the company’s post-split shares. This authorization replaced all previous authorizations.

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

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging, and polyethylene terephthalate (PET) plastic container products, used principally in beverage packaging. This segment accounted for 64 percent of consolidated net sales in the first quarter of 2005.

Metal Beverage Container Sales

North American metal beverage container sales, which represented 64 percent of North American packaging segment sales in the first quarter of 2005, were flat compared to the first quarter of 2004. Lower sales volumes, partially the result of changes in customer mix, were offset by higher aluminum prices which are being passed through to our customers. Metal beverage container volumes were below last year’s levels as a result of poor weather and general softness in the quarter in the beer and soft drink markets. The conversion of a manufacturing line in our Golden, Colorado, plant from 12-ounce to 24-ounce cans, which limited our 12-ounce can manufacturing capacity in the first quarter, will be completed in the second quarter of 2005. We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with our functional attributes for new products and product line extensions.

Metal Food Container Sales

North American metal food container sales, which comprised 22 percent of segment sales in the first quarter of 2005, were 27 percent above the same period in 2004. Sales benefited from the acquisition of Ball Western Can Company, LLC (Ball Western Can) in March 2004 (discussed in Note 4 to the consolidated financial statements), increased volumes including some pre-buying by our customers in anticipation of announced steel price increases and higher selling prices as a result of the pass through of higher raw material costs. Due to the impact of the first quarter 2004 acquisition, some of the strong first quarter 2005 sales being related to pre-buying and changes in our customer base, we do not expect the quarter-over-quarter trend to continue through the remainder of the year. Although steel supplies were tight during the quarter, we were able to largely avoid disruptions in service to our customers through coordinated company purchasing and scheduling efforts, as well as the cooperation of our suppliers. We are assessing our system-wide production capabilities in light of the changes in our customer base and, depending on our assessment, may make appropriate adjustments to those capabilities.

Plastic Container Sales

Plastic container sales, which accounted for 14 percent of segment sales in the first quarter of 2005, were 25 percent higher than in the first quarter of 2004. The sales increase was related to the pass through to our customers of resin price increases that went into effect after the first quarter of 2004 and higher sales volumes in 2005 compared to the first quarter of last year. In addition to the resin impact, net sales were positively affected by an increase in bottle and preform sales volumes, the latter primarily associated with a major customer contract signed in the second half of 2004. We continue to focus sales efforts in the custom hot-fill and beer container sales markets.

North American Packaging Segment Earnings

Segment earnings in the North American packaging segment were 18 percent higher in the first quarter of 2005 compared to the same period in 2004. The improvement in earnings was the result of higher food can and plastic container sales, improved product mix, manufacturing cost reduction programs and lower selling, general and administrative costs. While pricing pressures continue on all of our raw materials, other direct materials, freight and utility costs, we continue to work with both customers and suppliers to maintain our volumes, as well as preserve our margins.

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia. This segment accounted for 22 percent of consolidated net sales in the first quarter of 2005.

Segment sales were 5 percent higher in the first quarter of 2005 than in the first quarter of 2004, primarily due to European sales. PRC sales were relatively flat. The increased European sales reflected a stronger euro and slightly increased sales volumes due in part to successful export programs from German plants to other European countries. The continued weak demand in Germany, as a result of the mandatory deposit legislation previously reported on, is being offset by stronger demand elsewhere in Europe. In response to increased demand for custom cans in Europe, a steel can manufacturing line in the Netherlands was converted to aluminum during the first quarter of 2005. Additionally, in the first quarter of 2004, a steel can manufacturing line in Germany was converted to production of aluminum cans.

Construction of a new beverage can plant near Belgrade, Serbia, was commenced during the second quarter of 2004 to serve the growing demand for beverage cans in southern and eastern Europe. We expect the new plant to be operational in the second quarter of 2005.

International Packaging Segment Earnings

International packaging segment earnings improved by 10 percent due to lower selling, general and administrative costs and a stronger euro. Included in segment earnings was an expense of $3.4 million for the full write off of an investment in a joint venture in the PRC. In the fourth quarter of 2004, the company recorded a $15.2 million loss in equity in results of affiliates from the same joint venture related to a bad debt provision. Subsequent developments and information late in the first quarter of 2005 have led the company to conclude that it will not recover the remaining carrying value.

Aerospace and Technologies

Aerospace and technologies segment sales of $182 million were a quarterly record and represented 14 percent of consolidated net sales in the first quarter of 2005. Higher sales in the 2005 first quarter (14 percent higher than in the comparable period of 2004) resulted from a combination of newly awarded contracts and additions to previously awarded contracts. Earnings in the first quarter of 2005 included an expense of $3.8 million for the write down to net realizable value of an equity investment in an affiliated company that is expected to be sold in 2005. The decrease in operating margins in the first quarter of 2005 compared to those in the first quarter of 2004 were the result of the $3.8 million write down.

Some of the segment’s high-profile contracts include: the Deep Impact mission, which was launched in January 2005 to intercept a comet on July 4, 2005, and study the comet’s composition; WorldView, an advanced commercial remote sensing satellite; the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and a suite of antennas for the Joint Strike Fighter.

Contracted backlog in the aerospace and technologies segment at April 3, 2005, was a record $803 million compared to a backlog of $694 million at December 31, 2004. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative expenses were $63 million in the first three months of 2005 compared to $71.1 million for the same period in 2004 and were lower in all areas of the company (North America, Europe and the PRC). The decrease in 2005 compared to 2004 was due largely to lower employee benefit costs, including the company’s deposit share program, and foreign currency hedging gains. These lower costs were partially offset by the write down of the PRC and aerospace equity investments.

Interest and Taxes

Consolidated interest expense was $25.8 million for the first quarter of 2005 compared to $28.3 million for the same period last year. The lower expense in 2005 was due to lower average borrowings and higher capitalized interest.

The consolidated effective income tax rate was approximately 35 percent for the first three months compared to 32.7 percent in 2004. The $3.8 million write down of the aerospace investment is not tax deductible while the realization of the tax deductibility of $3.4 million China write down, which will be a capital loss, is not reasonably assured as the company does not have, nor does it anticipate, any capital gains to utilize the losses. Therefore, no tax benefit has been provided on the write downs, which is the primary reason for the higher effective tax rate in the first three months of 2005. The full year effective rate is expected to be in the 32 percent to 33 percent range.

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

As previously reported in the company’s 2004 Form 10-K, in connection with their examination of Ball’s consolidated income tax returns for the tax years 2000 and 2001, the Internal Revenue Service (IRS) has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 18 years. Ball believes that its interest deductions will be sustained as filed so no provision for loss has been accrued. The status of the examination has not changed since December 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operations was $161 million in the first three months of 2005 compared to a usage of $69.4 million in the first three months of 2004. The first quarter of 2005 included $108.5 million for the prepayment of a common stock repurchase agreement, which was used to acquire shares in the second quarter of this year. Positive effects in 2005 included improved earnings, higher payables and lower inventories compared to the prior year. The increase in these working capital items reflected seasonality and timing of customer purchases.

Interest-bearing debt increased to $1,776 million at April 3, 2005, compared to $1,660.7 million at December 31, 2004. This increase includes $148.6 million for seasonal working capital needs and the $108.5 million prepaid common stock repurchase, partially offset by the lower euro exchange rate. At April 3, 2005, approximately $280 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of approximately $261 million at the end of the first quarter, of which $76 million was outstanding.

On January 31, 2005, in a privately negotiated stock repurchase transaction, Ball entered into a forward purchase agreement to repurchase 3 million of its common shares at an initial price of $42.72 per share using cash on hand and available borrowings. The company initially advanced $108.5 million for the purchase of the shares. The price per share is subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company previously reported in its Annual Report on Form 10-K for the year ended December 31, 2004, within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” that the purchase of the 3 million shares occurred on January 31, 2005, with the immediate reduction of Ball’s outstanding shares. The reduction of shares was reflected in the number of outstanding shares disclosed on the cover page of the Form 10-K. Subsequent to the close of the first quarter, the company, upon further review of the transaction, concluded that the shares purchased under the contract should not reduce the outstanding shares, nor affect earnings per share, until actual delivery of the shares to the company. The company completed its purchase of the 3 million shares at an average price of $41.63 per share and obtained delivery of the shares in early May 2005. We expect that our total share repurchase program in 2005 may exceed $175 million, net of issuances.

Based on information currently available, we estimate 2005 capital spending to somewhat exceed $300 million compared to 2004 spending of $196 million. During 2005 we are investing capital in our highest performing operations, including projects to increase custom can capabilities, convert lines from steel to aluminum in Europe and the completion of a new beverage can manufacturing plant in Belgrade, Serbia, as well as expenditures in the aerospace and technologies segment.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $17 million in 2005. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2005 and revised estimates of 2005 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €18 million for the full year (approximately $24 million).

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of unamortized financing costs associated with the repaid loan.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million ($175 million in the first quarter of 2004). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. Net funds received from the sale of the accounts receivable totaled $158.5 million at April 3, 2005, and $174.7 million at December 31, 2004.

The company was not in default of any loan agreement at April 3, 2005, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

We have estimated our market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of derivative instruments, financial instruments and commodity positions. To test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analysis are summarized below.

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms may include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the first quarter 2005 expire within one year. Included in shareholders’ equity at April 3, 2005, within accumulated other comprehensive earnings, is approximately $8.1 million of net gain associated with these contracts, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains on these derivative contracts will be offset by higher costs on metal purchases.

North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most North American food container sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. We anticipate we will be able to pass through the majority of the steel price increases in 2005.

In Europe and Asia the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company also uses forward and option contracts as cash flow hedges to minimize the company’s exposure to significant price changes for those sales contracts where there is not a pass-through arrangement. Outstanding derivative contracts at the end of the first quarter 2005 expire within three years. Included in shareholders’ equity at April 3, 2005, within accumulated other comprehensive earnings, is approximately $2.4 million of net gain associated with these contracts, of which $1.4 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s metal prices could result in an estimated $10.6 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $10.1 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for utilities such as natural gas and electricity. A hypothetical 10 percent increase in our utility prices could result in an estimated $6.9 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed rate debt. Interest rate instruments held by the company at April 3, 2005, included pay-fixed and pay-floating interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Substantially all of the pay-floating swaps, which effectively convert fixed rate obligations to variable rate instruments, are fair value hedges. Swap agreements expire at various times up to two years. Approximately $2.3 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings at April 3, 2005, of which approximately $1.5 million of net income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Based on our interest rate exposure at April 3, 2005, assumed floating rate debt levels through first quarter 2006 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $5.2 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the first quarter 2005 expire within 15 months. At April 3, 2005, there was $0.5 million of net gain from cash flow hedges included in accumulated other comprehensive earnings, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Considering the company’s derivative financial instruments outstanding at April 3, 2005, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $10.6 million after-tax reduction of net earnings over a one-year period. This amount includes the $10.1 million currency exposure discussed above in the “Commodity Price Risk” section. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.	CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in an evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the first three months of 2005, there were no changes in our internal controls over financial reporting that materially affected, or, with reasonable likelihood, could materially affect, our internal controls over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material updates to the company’s legal proceedings under Item 1 for the quarter ended April 3, 2005.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended April 3, 2005.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

January 1 to February 6, 2005	149	$ 42.36	149	11,385,194
February 7 to March 6, 2005	45,444	$ 43.91	45,444	11,339,750
March 7 to April 3, 2005	2,264	$ 43.72	2,264	11,337,486

Total	47,857(a)	$ 43.90	47,857

(a)	Includes shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized by Ball’s Board of Directors as needed.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended April 3, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended April 3, 2005.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended April 3, 2005.

Item 6.	Exhibits

20	Subsidiary Guarantees of Debt

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

Ball Corporation

(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Senior Vice President and
Chief Financial Officer

Date:	May 13, 2005

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

April 3, 2005

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