Form 10-Q
period 2005-07-03
BALL CORP
filed 2005-08-09
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Yes [ X ] No [	]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [	]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 3, 2005
Common Stock,
without par value	109,138,796 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended July 3, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF EARNINGS

($ in millions, except per share amounts)

	Three Months Ended			Six Months Ended
	July 3, 2005	July 4, 2004		July 3, 2005	July 4, 2004

Net sales	$1,552.0	$1,467.2		$2,876.1	$2,698.7

Costs and expenses
Cost of sales (excluding depreciation and
amortization)	1,302.7	1,193.5		2,399.5	2,206.0
Depreciation and amortization
(Notes 8 and 10)	53.0	52.2		106.4	106.0
Business consolidation costs (Note 5)	8.8	–		8.8	–
Selling, general and administrative	56.0	67.7		119.0	138.8

	1,420.5	1,313.4		2,633.7	2,450.8

Earnings before interest and taxes	131.5	153.8		242.4	247.9

Interest expense	24.3	25.0		50.1	53.3

Earnings before taxes	107.2	128.8		192.3	194.6
Tax provision (Note 12)	(32.9)	(40.8)		(62.7)	(62.3)
Minority interests, net	(0.3)	(0.2)		(0.5)	(0.5)
Equity earnings, net	5.0	2.9		8.5	5.7

Net earnings	$79.0	$90.7		$137.6	$137.5

Earnings per share (Notes 14 and 15):
Basic	$0.72	$0.82	(a)	$1.24	$1.24	(a)
Diluted	$0.71	$0.80	(a)	$1.22	$1.21	(a)

Weighted average common shares
outstanding (in thousands) (Note 15):
Basic	109,526	110,736	(a)	110,589	111,048	(a)
Diluted	111,483	113,700	(a)	112,680	114,018	(a)

Cash dividends declared and paid,
per common share	$0.10	$0.075	(a)	$0.20	$0.15	(a)

(a)	Per share and share amounts have been retroactively restated for a two-for-one stock split which occurred on August 23, 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)

	July 3, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$75.7	$198.7
Receivables, net (Note 6)	543.0	346.8
Inventories, net (Note 7)	657.6	629.5
Deferred taxes, prepaids and other current assets	88.5	70.6

Total current assets	1,364.8	1,245.6
Property, plant and equipment, net (Note 8)	1,504.5	1,532.4
Goodwill (Note 9)	1,287.9	1,410.0
Intangibles and other assets, net (Note 10)	272.8	289.7

Total Assets	$4,430.0	$4,477.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$165.4	$123.0
Accounts payable	549.4	453.0
Accrued employee costs	147.7	222.2
Income taxes payable (Note 12)	105.9	80.4
Other current liabilities	114.2	117.7

Total current liabilities	1,082.6	996.3
Long-term debt (Note 11)	1,588.0	1,537.7
Employee benefit obligations (Note 13)	718.8	734.3
Deferred taxes and other liabilities (Note 12)	82.3	116.4

Total liabilities	3,471.7	3,384.7

Contingencies (Note 17)
Minority interests	5.6	6.4

Shareholders’ equity (Note 14)
Common stock (158,203,759 shares issued - 2005;
157,506,545 shares issued - 2004)	618.2	610.8
Retained earnings	1,123.3	1,007.5
Accumulated other comprehensive earnings (loss)	(54.3)	33.2
Treasury stock, at cost (49,064,963 shares - 2005;
44,815,138 shares - 2004)	(734.5)	(564.9)

Total shareholders’ equity	952.7	1,086.6

Total Liabilities and Shareholders’ Equity	$4,430.0	$4,477.7

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

($ in millions)

	Six Months Ended
	July 3, 2005	July 4, 2004
Cash flows from operating activities
Net earnings	$137.6	$137.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106.4	106.0
Business consolidation costs (Note 5)	8.8	–
Deferred taxes	(20.6)	17.0
Other, net	2.4	3.2
Changes in other working capital components, excluding effects
of acquisitions	(164.4)	(163.2)

Net cash provided by operating activities	70.2	100.5

Cash flows from investing activities
Additions to property, plant and equipment	(148.3)	(67.4)
Business acquisitions, net of cash acquired (Note 4)	–	(17.0)
Other, net	(9.5)	(6.4)

Net cash used in investing activities	(157.8)	(90.8)

Cash flows from financing activities
Long-term borrowings	145.4	70.6
Repayments of long-term borrowings	(45.8)	(70.4)
Change in short-term borrowings	58.4	48.7
Proceeds from issuance of common stock	20.1	16.8
Acquisitions of treasury stock	(188.1)	(58.9)
Common dividends	(21.8)	(16.7)
Other, net	(0.2)	(0.5)

Net cash used in financing activities	(32.0)	(10.4)

Effect of exchange rate changes on cash	(3.4)	0.1
Net change in cash and cash equivalents	(123.0)	(0.6)
Cash and cash equivalents-beginning of period	198.7	36.5

Cash and cash equivalents-end of period	$75.7	$35.9

See accompanying notes to unaudited condensed consolidated financial statements.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s annual report on Form 10-K pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 (annual report).

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

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $0.6 million and $2.4 million for the quarter and six months ended July 3, 2005, respectively, and $2.4 million and $6 million for the comparable periods in 2004, respectively. If the fair-value-based method had been used, after-tax stock-based compensation would have been $2.7 million and $5.2 million for the quarter and six months ended July 3, 2005, respectively, and $2.3 million and $4.7 million for the same periods in 2004, respectively. On a pro forma basis, both basic and diluted earnings per share would have been $0.02 and $0.03 lower for the quarter and six months ended July 3, 2005, respectively. The pro forma effect on basic and diluted earnings per share of using the fair-value-based method was insignificant for the second quarter and first six months of 2004.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.  New Accounting Standards

In May 2005 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS No. 154, which will be effective for Ball beginning January 1, 2006, requires retroactive application to prior periods’ financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  New Accounting Standards (continued)

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which will be effective for Ball beginning January 1, 2006, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Ball is evaluating the effect on the company’s results from adopting SFAS No. 123 (revised 2004) and SAB 107, and expects it to be comparable to the pro forma effects of applying the original SFAS No. 123 (discussed in Note 1).

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Act) was enacted. The Jobs Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25 percent. The reduced rate is achieved via an 85 percent dividends received deduction on earnings repatriated during 2005. Accounting and disclosure guidance was provided in December 2004 in FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” In July 2005 the company determined that it will make capital and dividend distributions from certain of its foreign subsidiaries during the third and fourth quarters of 2005. The expected taxable dividend distribution which will qualify under the Jobs Act is approximately $390 million with an incremental tax cost of $16 million.  However, the incremental tax cost will be offset by the release of $21.6 million of accrued taxes on prior year unremitted foreign earnings, resulting in an estimated net decrease in tax expense of $5.6 million. (See Note 12.)

In December 2004 the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). The Jobs Act introduces a special 9 percent tax deduction (3 percent per year beginning January 1, 2005) on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Based upon preliminary U.S. Treasury guidance, the impact of FSP FAS 109-1 on Ball’s consolidated financial statements will not be significant.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred by Ball beginning on January 1, 2006. Ball believes that the potential future impact, if any, of SFAS No. 151 will not be significant to its consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in three reportable segments – North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., People’s Republic of China (PRC) and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Business Segment Information (continued)

Summary of Business by Segment	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net Sales
North American metal beverage	$664.5	$663.8	$1,208.6	$1,213.1
North American metal food	179.1	173.9	363.3	319.0
North American plastic containers	133.4	107.7	249.2	200.7

Total North American packaging	977.0	945.4	1,821.1	1,732.8

Europe metal beverage	352.4	319.0	608.2	561.0
Asia metal beverage and plastic containers	41.9	32.5	84.1	74.3

Total international packaging	394.3	351.5	692.3	635.3

Aerospace and technologies	180.7	170.3	362.7	330.6

Net sales	$1,552.0	$1,467.2	$2,876.1	$2,698.7

Net Earnings
North American packaging	$74.9	$91.4	$153.2	$158.0
Business consolidation costs	(8.8)	–	(8.8)	–

Total North American packaging (Note 5)	66.1	91.4	144.4	158.0
International packaging	58.2	62.1	88.5	89.7
Aerospace and technologies	14.9	12.0	23.8	23.2

Segment earnings before interest and taxes	139.2	165.5	256.7	270.9
Corporate undistributed expenses, net	(7.7)	(11.7)	(14.3)	(23.0)

Earnings before interest and taxes	131.5	153.8	242.4	247.9
Interest expense	(24.3)	(25.0)	(50.1)	(53.3)
Tax provision	(32.9)	(40.8)	(62.7)	(62.3)
Minority interests	(0.3)	(0.2)	(0.5)	(0.5)
Equity in results of affiliates	5.0	2.9	8.5	5.7

Net earnings	$79.0	$90.7	$137.6	$137.5

($ in millions)	As of July 3, 2005	As of December 31, 2004
Total Assets
North American packaging	$2,615.5	$2,459.8
International packaging	2,117.7	2,255.8
Aerospace and technologies	235.6	210.3
Segment eliminations	(738.4)	(767.3)

Segment assets	4,230.4	4,158.6
Corporate assets, net of eliminations	199.6	319.1

Total assets	$4,430.0	$4,477.7

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

5.  Business Consolidation Costs

The company announced in May 2005 plans to close by the end of 2005 a three-piece food can manufacturing plant in Quebec. A pretax charge of $8.8 million ($5.9 million after tax) was recorded in the second quarter of 2005 in connection with the closure. The accrual includes $3.2 million for employee severance, pension and other employee benefit costs, $0.9 million for decommissioning costs to ready the plant for sale and $4.7 million for the write-down to net realizable value of fixed and other assets. When all assets are disposed of, management expects the plant closure to be cash flow positive. A total of 77 employees are expected to be terminated.

At July 3, 2005, accruals of $7.8 million remain in the consolidated balance sheets related to PRC business consolidation activities commenced prior to 2002. The accruals have been reduced by cash payments of $1.3 million made during the second quarter of 2005. The remaining accruals are primarily for tax matters, for which tax clearances from the applicable authorities are required during the formal liquidation process. Subsequent changes to the estimated costs of the PRC business consolidation activities, if any, will be included in current-period earnings and identified as net business consolidation gains or costs.

At July 3, 2005, and December 31, 2004, accruals of €3.8 million remain in the consolidated balance sheets for the 2003 closure of a United Kingdom beverage can plant, as well as a line conversion and line shut down at German plants. The accruals include €3.2 million of pension and early retirement benefits to be paid in future periods and €0.6 million of decommissioning costs. Subsequent decreases to these estimated costs, if any, will reduce goodwill, as these costs were accounted for in the acquisition balance sheet.

6.  Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million (increased to $225 million in mid-July 2005). The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $200 million at July 3, 2005, and $174.7 million at December 31, 2004.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Inventories

($ in millions)	July 3, 2005	December 31, 2004
Raw materials and supplies	$214.0	$256.5
Work in process and finished goods	443.6	373.0

	$657.6	$629.5

8.  Property, Plant and Equipment

($ in millions)	July 3, 2005	December 31, 2004
Land	$78.9	$81.7
Buildings	742.0	735.4
Machinery and equipment	2,190.2	2,157.4

	3,011.1	2,974.5
Accumulated depreciation	(1,506.6)	(1,442.1)

	$1,504.5	$1,532.4

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $50.1 million and $100.5 million for the three months and six months ended July 3, 2005, respectively, and $48.9 million and $99.5 million for the three months and six months ended July 4, 2004, respectively. The change in the net property, plant and equipment balance is the result of capital spending offset by depreciation and changes in foreign exchange rates.

9.  Goodwill

($ in millions)	North American Packaging	International Packaging	Total
Balance at December 31, 2004	$358.2	$1,051.8	$1,410.0
Purchase accounting adjustments	(1.8)	(0.4)	(2.2)
Effects of foreign exchange rates	1.9	(121.8)	(119.9)

Balance at July 3, 2005	$358.3	$929.6	$1,287.9

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  Intangibles and Other Assets

	July 3,	December 31,
($ in millions)	2005	2004

Investments in affiliates	$ 63.8	$ 83.1
Prepaid pension and related intangible assets	47.8	48.0
Intangibles (net of accumulated amortization of $47.1 at July 3, 2005, and $44 at December 31, 2004)	48.7	58.2
Deferred financing costs	23.0	26.9
Other	89.5	73.5

	$ 272.8	$ 289.7

Total amortization expense of intangible assets amounted to $2.9 million and $5.9 million for the three months and six months ended July 3, 2005, respectively, and $3.3 million and $6.5 million for the comparable periods in 2004, respectively.

In the first quarter of 2005, selling, general and administrative expenses included $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. The remaining carrying amount of $14 million has been reclassified to other current assets as the investment is expected to be sold. Also included in the first quarter of 2005 was an expense of $3.4 million for the full write off of an investment in a joint venture in the PRC. In the fourth quarter of 2004, the company recorded a $15.2 million equity earnings loss from the same joint venture related to a bad debt provision. Information learned late in the first quarter of 2005 led the company to conclude that it will not recover the remaining carrying value of this investment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  Debt and Interest Costs

Long-term debt consisted of the following:

	July 3, 2005		December 31, 2004
(in millions)	In Local Currency	In U.S. $	In Local Currency	In U.S. $
Notes Payable
7.75% Senior Notes due August 2006	$297.0	$297.0	$300.0	$300.0
6.875% Senior Notes due December 2012
(excluding premium of $4 in 2005 and $4.3 in 2004)	$550.0	550.0	$550.0	550.0
Senior Credit Facilities (at variable rates)
Term Loan A, euro denominated due December 2007	€60.0	71.7	€72.0	97.7
Term Loan A, British sterling denominated due
December 2007	£39.5	69.8	£47.4	90.9
Term Loan B, euro denominated due December 2009	€231.5	276.6	€232.7	315.6
Term Loan B, U.S. dollar denominated due
December 2009	$184.1	184.1	$185.0	185.0
Multi-currency revolver, U.S. dollar equivalent	$145.0	145.0	–	–
European Bank for Reconstruction and Development Loans
Floating rates due October 2009	€20.0	23.9	€20.0	27.1
Industrial Development Revenue Bonds
Floating rates due through 2011	$16.0	16.0	$24.0	24.0
Other	Various	21.8	Various	26.7

		1,655.9		1,617.0
Less: Current portion of long-term debt		(67.9)		(79.3)

		$1,588.0		$1,537.7

At July 3, 2005, taking into account outstanding letters of credit, approximately $271 million was available under the multi-currency revolving credit facilities, which provide for up to $450 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $274 million at July 3, 2005, of which $97.5 million was outstanding and due on demand.

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

The company was not in default of any loan agreement at July 3, 2005, and has met all debt payment obligations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes

On October 22, 2004, the Jobs Act was enacted. It provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25 percent. The reduced rate is achieved via an 85 percent dividends received deduction on earnings repatriated during a one-year period on or before December 31, 2005. To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan approved, in advance of distribution, by the company’s chief executive officer (CEO) and subsequently approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

In July 2005 the company’s CEO approved a foreign dividend and capital distribution plan that includes the repatriation of undistributed earnings of certain of its foreign subsidiaries during the third and fourth quarters of 2005. Fluctuations in foreign exchange rates and the impact of expected additional technical guidance will not allow determination of final distribution amounts until the distributions are made. Under this plan, the expected distribution is approximately $500 million, of which approximately $390 million is taxable and subject to the provisions of the Jobs Act. The expected tax cost of the distribution is estimated to be $16 million. The tax provision in the consolidated statement of earnings will not increase as this incremental tax cost will be more than offset by the release of approximately $21.6 million of accrued taxes on prior year unremitted foreign earnings, resulting in an estimated net decrease in tax expense of $5.6 million.

Had the determination to repatriate these undistributed foreign earnings been made in the three months ended July 3, 2005, the company’s tax provision and net earnings for the quarter and six months ended July 3, 2005, would have been:

($ in millions, except per share amounts)	Three Months Ended July 3, 2005		Six Months Ended July 3, 2005
As reported:
Tax provision	$32.9		$62.7
Effective tax rate expressed as a percentage of pretax earnings	30.7%		32.6%
Net earnings	$79.0		$137.6
Basic earnings per share	$0.7	2	$1.2	4
Diluted earnings per share	$0.7	1	$1.2	2

Pro forma:
Tax provision	$27.3		$57.1
Effective tax rate expressed as a percentage of pretax earnings	25.5%		29.7%
Net earnings	$84.6		$143.2
Basic earnings per share	$0.7	7	$1.3	0
Diluted earnings per share	$0.7	6	$1.2	7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Employee Benefit Obligations

($ in millions)	July 3,	December 31,
	2005	2004

Total defined benefit pension liability	$ 455.7	$ 488.5
Less current portion	(18.8)	(29.9)

Long-term defined benefit pension liability	436.9	458.6
Retiree medical and other post-employment benefits	139.9	133.8
Deferred compensation plans	124.5	117.6
Other	17.5	24.3

	$ 718.8	$ 734.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	July 3, 2005			July 4, 2004
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$6.1	$2.1	$8.2	$5.5	$2.1	$7.6
Interest cost	10.1	7.0	17.1	9.5	7.0	16.5
Expected return on plan assets	(11.6)	(3.6)	(15.2)	(11.0)	(3.2)	(14.2)
Amortization of prior service cost	1.2	(0.1)	1.1	1.1	(0.1)	1.0
Recognized net actuarial loss	3.8	0.6	4.4	3.2	0.3	3.5

Net periodic benefit cost	$9.6	$6.0	$15.6	$8.3	$6.1	$14.4

	Six Months Ended
	July 3, 2005			July 4, 2004
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$12.1	$4.3	$16.4	$11.0	$4.3	$15.3
Interest cost	20.1	14.3	34.4	18.9	14.2	33.1
Expected return on plan assets	(23.1)	(7.3)	(30.4)	(21.9)	(6.3)	(28.2)
Amortization of prior service cost	2.4	(0.1)	2.3	2.0	–	2.0
Recognized net actuarial loss	7.7	1.1	8.8	6.4	0.6	7.0

Net periodic benefit cost	$19.2	$12.3	$31.5	$16.4	$12.8	$29.2

Contributions to the company’s global defined benefit pension plans, not including the unfunded German plans, were $9.1 million in the first six months of 2005. The total contributions to these funded plans are expected to be approximately $17 million for 2005. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2005. Payments to participants in the unfunded German plans were €8.5 million ($11 million) in the first six months of 2005 and are expected to be approximately €18 million for the full year (approximately $23 million).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Shareholders’ Equity

On January 31, 2005, in a privately negotiated stock repurchase transaction, Ball entered into a forward purchase agreement to repurchase 3 million of its common shares at an initial price of $42.72 per share using cash on hand and available borrowings. The price per share was subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company previously reported in its Annual Report on Form 10-K for the year ended December 31, 2004, within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data,” that the purchase of the 3 million shares occurred on January 31, 2005, with the immediate reduction of Ball’s outstanding shares. The reduction of shares was reflected in the number of outstanding shares disclosed on the cover page of the Form 10-K. Subsequent to the close of the first quarter, the company, upon further review of the transaction, concluded that the shares purchased under the contract should not reduce the outstanding shares, nor affect earnings per share, until actual delivery of the shares to the company. The company completed its purchase of the 3 million shares at an average price of $41.63 per share and obtained delivery of the shares in early May 2005. Aggregate net purchases under the company’s share repurchase program are expected to exceed $200 million during 2005.

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b) (net of tax)	Accumulated Other Comprehensive Earnings (Loss)
December 31, 2004	$148.9	$(126.3)	$10.6	$33.2
Change	(81.8)	–	(5.7)	(87.5)

July 3, 2005	$67.1	$(126.3)	$4.9	$(54.3)

(a)	The minimum pension liability is adjusted annually as of December 31.
(b)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

The following table summarizes total comprehensive earnings for 2005 and 2004:

	Three Months Ended		Six Months Ended
($ in millions)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Comprehensive Earnings
Net earnings	$79.0	$90.7	$137.6	$137.5
Foreign currency translation adjustment	(52.7)	13.2	(81.8)	(13.8)
Effect of derivative instruments	(8.4)	(4.0)	(5.7)	7.9

Comprehensive earnings	$17.9	$99.9	$50.1	$131.6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  Shareholders’ Equity (continued)

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded zero and $2.1 million of expense in connection with this program in the second quarter and six months ended July 3, 2005, respectively, and $3.1 million and $8.4 million for the comparable periods of 2004, respectively. The variances in expense recorded are the result of the timing and vesting of the share grants, as well as changes in the price of Ball stock. The deposit share program was amended and restated in April 2004 and further awards have been made.

Prior to passage of the Sarbanes-Oxley Act of 2002 (the Act), Ball guaranteed loans made by a third party bank to certain participants in the deposit share program, of which $1.6 million of grandfathered loans were outstanding at July 3, 2005. In the event of a participant default, Ball would pursue payment from the participant. The Act provides that companies may no longer guarantee such loans for its executive officers. In accordance with the provisions of the Act, the company has not and will not guarantee any additional loans to its executive officers.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant. The options terminate 10 years from the date of grant. At July 3, 2005, there were 4,973,024 options outstanding under these plans at a weighted average exercise price of $21.51 per share, of which 3,289,349 options were exercisable at a weighted average exercise price of $15.32 per share.

15.  Earnings Per Share

	Three Months Ended		Six Months Ended

($ in millions, except per share amounts)	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Diluted Earnings per Share:
Net earnings	$ 79.0	$ 90.7	$ 137.6	$ 137.5

Weighted average common shares (000s)	109,526	110,736(a)	110,589	111,048(a)
Effect of dilutive stock options	1,957	2,964(a)	2,091	2,970(a)

Weighted average shares applicable to diluted earnings per share	111,483	113,700(a)	112,680	114,018(a)

Diluted earnings per share	$ 0.71	$ 0.80(a)	$ 1.22	$ 1.21(a)

(a)	Amounts have been retroactively restated for a two-for-one stock split which occurred on August 23, 2004.

For 2005 and 2004, 714,650 outstanding options and 498,900 outstanding options, respectively, were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price was higher than the average closing market price of common stock for the period). Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Subsequent Event

In July 2005 Ball commenced a project to upgrade and streamline its North American beverage can end manufacturing capabilities, a project that is expected to result in productivity gains and cost reductions. In connection with these activities, the company expects to record an after-tax charge of between $15 million and $25 million when the project plan is finalized in either the third or fourth quarter of 2005.

17.  Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which the company participates. We do business in countries outside the U.S., have changing commodity prices for the materials used in the manufacture of our packaging products and participate in changing capital markets. Where management considers it warranted, we reduce certain risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of various derivative financial instruments.

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

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003 and nearly all retailers stopped carrying beverages in non-refillable containers. During 2004 and 2003, we responded to the resulting lower demand for beverage cans by reducing production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries. We also closed a plant in the United Kingdom, shut down a production line in Germany, delayed capital investment projects in France and Poland and converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany. In 2004 the German parliament adopted a new packaging ordinance, imposing a 25 eurocent deposit on all one-way glass, PET and metal containers for water, beer and carbonated soft drinks. As of May 1, 2006, all retailers must redeem all returned one-way containers as long as they sell such containers. A fundamental change seems to be occurring in the reaction of major retailers, who now appear to accept the deposit as permanent. Retailers also appear to have concluded a workable one-way system is needed and over time they are expected to move volumes back towards one-way containers, although the timing and magnitude of such a move is uncertain. Retailers are working with fillers and the packaging industry on a return system.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.  Indemnifications and Guarantees

During the normal course of business, the company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services, guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements, indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases, indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary, indemnities pursuant to agreements relating to certain joint ventures, indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses, and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

The company has not recorded any liability for indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage and food industries. Our packaging products are produced for a variety of end uses and are currently manufactured in approximately 50 plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

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

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing where possible. We are in the early stages of a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that will result in productivity gains and cost reductions. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing (excluding the effects of the German mandatory deposit discussed in Note 17 to the consolidated financial statements) and are expected to continue to grow. We are capitalizing on this growth by continuing to reconfigure some of our European can manufacturing lines and by having constructed a new beverage can manufacturing plant near Belgrade, Serbia.

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

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions or changes in agency budgets could limit future funding and new contract awards or prolong contract performance.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-plus contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately one-third fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates.

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial measures we use are earnings before interest and taxes (EBIT), earnings before interest, taxes, depreciation and amortization (EBITDA), diluted earnings per share, economic value added (operating earnings, as defined by the company, less its cost of capital), operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production spoilage rates, quality control measures, safety statistics and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

In 2004 the company’s board of directors declared a two-for-one stock split. The distribution date for the stock split was August 23, 2004, for shareholders of record on August 4, 2004. Ball’s board also authorized the repurchase of up to 12 million of the company’s post-split shares, of which 6.7 million shares remain at July 3, 2005. This authorization replaced all previous authorizations.

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

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging, and polyethylene terephthalate (PET) plastic container products, used principally in beverage packaging. This segment accounted for 63 percent of consolidated net sales in the second quarter and first six months of 2005.

Metal Beverage Container Sales

North American metal beverage container sales, which represented 68 percent of North American packaging segment sales in the second quarter of 2005 and 66 percent in the first six months, were essentially flat compared to the same periods of 2004. Lower sales volumes were offset by higher aluminum prices which are being passed through to our customers. Metal beverage container year-to-date volumes were 5 percent below last year’s levels as a result of poor weather in the first quarter, general softness in the beer and soft drink markets and lower volumes as certain customer contracts were being negotiated and extended. These negotiations resulted in agreements which, on a net basis, should restore those volumes for 2006 and beyond. We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions. The conversion of a manufacturing line in our Golden, Colorado, plant from 12-ounce to 24-ounce cans, which reduced our 12-ounce can manufacturing capacity, was completed in the second quarter of 2005. We have also announced plans to convert a line in our Monticello, Indiana, plant from 12-ounce can manufacturing to a line capable of producing beverage cans in sizes up to 16 ounces. This conversion is expected to be completed in the fourth quarter of 2006. We expect to convert additional lines in our plants as the demand for cans in other than the standard 12-ounce size grows.

Metal Food Container Sales

North American metal food container sales, which comprised 18 percent of segment sales in the second quarter of 2005 and 20 percent in the first six months, were 3 percent and 14 percent above the same periods in 2004, respectively. Sales in the second quarter and first six months of 2005 reflected higher prices from the pass through of higher raw material costs. Sales volumes in the second quarter were 5 percent lower compared to a year ago. Through the first six months of 2005, sales volumes were higher than in the first six months of 2004 as a result of prebuying by customers in the first quarter in anticipation of announced steel price increases. Sales benefited in the first quarter of 2005 from the inclusion of a full quarter’s results from our Oakdale, California, facility which was acquired in March 2004 (see Note 4 within Item 1 of this report), increased volumes including some pre-buying by our customers and higher selling prices.

Plastic Container Sales

Plastic container sales, which accounted for 14 percent of segment sales in the second quarter and first six months of 2005, were 24 percent higher than in the comparable periods of 2004. The sales increase was related to the pass through to our customers of resin price increases that went into effect after the first quarter of 2004, as well as 6 percent year-to-date higher sales volumes in 2005 compared to 2004 related in part to higher demand for barrier and heat-set containers that provide longer shelf-life for products. Strong demand for plastic water bottles also contributed to the increased sales. We continue to focus sales efforts in the custom hot-fill and beer container sales markets.

North American Packaging Segment Earnings

Segment earnings in the North American packaging segment in the second quarter of 2005 included a pretax charge of $8.8 million ($5.9 million after tax) for the closure of a three-piece food can manufacturing plant in Quebec. This action was taken to better match capacity to demand. The closure of the Quebec plant is expected to be completed by the end of 2005 and to result in the termination of 77 employees.

Segment earnings were 28 percent lower in the second quarter of 2005 and 9 percent lower in the first six months compared to the same periods in 2004, of which 10 percent and 6 percent, respectively, were due to the Canadian plant closure costs. Additionally, the lower earnings in the second quarter were attributable to lower sales volumes, higher freight costs from fuel surcharges, higher costs associated with brokered custom cans to meet increased demand and higher other direct material and utility costs. The higher earnings in the first quarter were the result of higher food can and plastic container sales, improved product mix, manufacturing cost reduction programs and lower selling, general and administrative costs. While pricing pressures continue on all of our raw materials, other direct materials, and freight and utility costs, we continue to work with both customers and suppliers to maintain our volumes, as well as preserve our margins.

In July 2005 Ball commenced a project to upgrade and streamline its North American beverage can end manufacturing capabilities, a project that is expected to result in productivity gains and cost reductions. In connection with these activities, the company expects to record an after-tax charge of between $15 million and $25 million when the project plan is finalized in either the third or fourth quarter of 2005.

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia. This segment accounted for 25 percent of consolidated net sales in the second quarter of 2005 and 24 percent through the first six months.

Segment sales were 12 percent higher in the second quarter of 2005 compared to a year ago and 9 percent higher in the first six months. Increased European sales reflected a stronger euro and stronger sales volumes, due in part to warmer than average weather in Europe, the introduction of our Sleek Can into the market, higher volumes of custom can sizes and continued strong growth in southern and eastern Europe. In response to increased demand for custom cans in Europe, a steel can manufacturing line in the Netherlands was converted to aluminum during the first quarter of 2005. The construction of a new beverage can plant near Belgrade, Serbia, was completed near the end of the second quarter of 2005 to serve the growing demand for beverage cans in southern and eastern Europe. Additionally, in the first quarter of 2004, a steel can manufacturing line in Germany was converted to production of aluminum cans.

Higher sales in the PRC were driven by increased sales volumes. The overall beverage can market in the PRC was also strong through the first six months of 2005.

International Packaging Segment Earnings

International packaging segment earnings decreased 6 percent in the second quarter of 2005 compared to the same period in 2004. The decrease in earnings was due to higher transportation costs, as a result of increased logistics costs of inter-country sales and higher fuel costs, as well as start up costs related to the converted line in the Netherlands and the new Serbia plant, somewhat offset by lower selling, general and administrative costs and a stronger euro. Earnings for the first six months of 2005 were only slightly down from 2004 even with a $3.4 million expense in the first quarter for the write down to net realizable value of an equity investment in the PRC. In the fourth quarter of 2004, the company recorded a $15.2 million equity earnings loss from the same joint venture related to a bad debt provision. Subsequent developments and information in the first quarter of 2005 led the company to conclude that it will not recover the remaining carrying value.

Aerospace and Technologies

Aerospace and technologies segment sales were $181 million for the second quarter of 2005, slightly below the first quarter record of $182 million, and represented 12 percent of consolidated net sales in the second quarter of 2005 and 13 percent in the first six months. Sales were 6 percent higher in the second quarter of 2005 than in the second quarter of 2004 and 10 percent higher in the first six months. The higher 2005 sales resulted from a combination of newly awarded contracts and additions to previously awarded contracts. Earnings were 24 percent higher in the second quarter of 2005 compared to 2004 and were essentially flat in the first six months despite an expense of $3.8 million in the first quarter of 2005 for the write down to net realizable value of an equity investment in an aerospace company. The second quarter earnings improvement was primarily the result of higher sales, improved performance and cost controls.

On July 4, 2005, the Deep Impact spacecraft accomplished its goal of collecting data from comet Tempel 1, 83 million miles from Earth, using an impactor spacecraft to strike the comet and recording the results of the impact with a flyby spacecraft. The Deep Impact mission is expected to provide groundbreaking scientific information regarding the origins of the solar system.

Some of the segment’s other high-profile contracts involve: WorldView, an advanced commercial remote sensing satellite; the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and a suite of antennas for the Joint Strike Fighter.

Contracted backlog in the aerospace and technologies segment at July 3, 2005, was $758 million compared to a backlog of $694 million at December 31, 2004. The July 3, 2005, backlog was down from the April 3, 2005, record backlog of $803 million. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative expenses were $56 million in the second quarter of 2005 compared to $67.7 million for the same period in 2004 and $119 million in the first six months of 2005 compared to $138.8 million in 2004. Expenses in 2005 were lower in all areas of the company (North America, Europe and the PRC) due largely to lower employee benefit costs, including the company’s deposit share program and economic-value-added based incentive compensation plans, and foreign currency hedging gains. These lower costs were partially offset by the write down of the PRC and aerospace equity investments in the first quarter of 2005.

Interest and Taxes

Consolidated interest expense was $24.3 million for the second quarter of 2005 compared to $25 million for the same period last year and $50.1 million for the first six months of 2005 compared to $53.3 million in 2004. The lower expense in 2005 was due to lower average borrowings and higher capitalized interest.

The consolidated effective income tax rate was approximately 32.6 percent for the first six months of 2005 compared to 32 percent for the same period in 2004. The $3.8 million write down of the aerospace investment is not tax deductible while the realization of tax deductibility of the $3.4 million PRC write down, which will be a capital loss, is not reasonably assured as the company does not have, nor does it anticipate, any capital gains to utilize the losses. Therefore, no tax benefit has been provided on the write downs, which is the primary reason for the higher effective tax rate for the first six months of 2005.

As more fully discussed in Note 12 to the consolidated financial statements within Item 1 of this report, the company has determined that during the third and fourth quarters of 2005, it will repatriate the undistributed earnings of certain of its foreign subsidiaries pursuant to the provisions of the recently enacted American Jobs Creation Act of 2004. As outlined in Note 12, the repatriation of these earnings is expected to result in a $5.6 million decrease in the consolidated tax provision resulting in an estimated overall effective tax rate for the year of 31 percent.

As previously reported in the company’s 2004 annual report on Form 10-K, in connection with their examination of Ball’s consolidated income tax returns for the tax years 2000 and 2001, the Internal Revenue Service (IRS) has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 18 years. Ball believes that its interest deductions will be sustained as filed so no provision for loss has been accrued. The case was forwarded to the appeals division of the IRS in July 2005.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations was $70.2 million in the first six months of 2005 compared to $100.5 million in the first six months of 2004. The reduction in operating cash flow in 2005 was primarily due to the calculation of an estimated deferred tax benefit of $20.6 million in the first six months of 2005 compared to an estimated deferred tax expense of $17 million in the first six months of 2004. The 2005 deferred tax benefit reflects the impact of planned, reduced funding of the pension plans versus 2004 and estimated bonus and accelerated tax depreciation being significantly less in 2005 than the years 2004 and prior. Positive effects in 2005 included lower receivables and lower inventories compared to the prior year.

Interest-bearing debt increased to $1,753.4 million at July 3, 2005, compared to $1,660.7 million at December 31, 2004. This increase includes $164.4 million for seasonal working capital needs, partially offset by the effects of the lower euro exchange rate. Ball’s management expects all of the $164.4 million seasonal working capital build-up will be eliminated by year end. At July 3, 2005, approximately $271 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of approximately $274 million at the end of the first quarter, of which $97.5 million was outstanding.

On January 31, 2005, in a privately negotiated stock repurchase transaction, Ball entered into a forward purchase agreement to repurchase 3 million of its common shares at an initial price of $42.72 per share using cash on hand and available borrowings. The price per share was subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company completed its purchase of the 3 million shares at an average price of $41.63 per share and obtained delivery of the shares in early May 2005. Aggregate net purchases under our share repurchase program are expected to exceed $200 million during 2005.

Based on information currently available, we estimate 2005 capital spending to be approximately $300 million compared to 2004 spending of $196 million. During 2005 we are investing capital in our best performing operations, including projects to increase custom can capabilities, improve beverage can end making productivity, convert lines from steel to aluminum in Europe and the completion of a new beverage can manufacturing plant in Belgrade, Serbia, as well as expenditures in the aerospace and technologies segment.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $17 million in 2005. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2005 and revised estimates of 2005 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €18 million for the full year (approximately $23 million).

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term Loan B and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of unamortized financing costs associated with the repaid loan.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $200 million (increased to $225 million in July 2005). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. Net funds received from the sale of the accounts receivable totaled $200 million at July 3, 2005, and $174.7 million at December 31, 2004.

The company was not in default of any loan agreement at July 3, 2005, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 17 and 18 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms may include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our North American metal beverage container net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk. Outstanding derivative contracts at the end of the second quarter 2005 expire within one year. Included in shareholders’ equity at July 3, 2005, within accumulated other comprehensive loss, is approximately $1.5 million of net gain associated with these contracts, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains on these derivative contracts will be offset by higher costs on metal purchases.

Our North American plastic container sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most North American food container sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. We anticipate we will be able to pass through the majority of the steel price increases in 2005.

In Europe and Asia the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company also uses forward and option contracts as cash flow hedges to minimize the company’s exposure to significant price changes for those sales contracts where there is not a pass-through arrangement. Outstanding derivative contracts at the end of the second quarter 2005 expire within three years. Included in shareholders’ equity at July 3, 2005, within accumulated other comprehensive loss, is approximately $1.8 million of net gain associated with these contracts, of which $1 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s metal prices could result in an estimated $16.3 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $9.1 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for utilities such as natural gas and electricity. A hypothetical 10 percent increase in our utility prices could result in an estimated $6 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at July 3, 2005, included pay-fixed and pay-floating interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. The majority of the pay-floating swaps, which effectively convert fixed rate obligations to variable rate instruments, are fair value hedges. Swap agreements expire at various times within two years. Approximately $1.3 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive loss at July 3, 2005, of which approximately $1.2 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Based on our interest rate exposure at July 3, 2005, assumed floating rate debt levels through second quarter 2006 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $4.9 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the second quarter 2005 expire within one year. At July 3, 2005, there was $0.2 million of net gain from cash flow hedges included in accumulated other comprehensive loss, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Considering the company’s derivative financial instruments outstanding at July 3, 2005, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $16.1 million after-tax reduction of net earnings over a one-year period. This amount includes the $9.1 million currency exposure discussed above in the “Commodity Price Risk” section. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.	CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in an evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were appropriate to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. During the first six months of 2005, there were no changes in our internal controls over financial reporting that materially affected, or, with reasonable likelihood, could materially affect, our internal controls over financial reporting.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand; loss of one or more major customers or changes to contracts with one or more customers; product introductions; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, particularly the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; loss of profitability due to costs associated with plant closures; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; the ability to obtain adequate credit resources for foreseeable financing requirements of the company’s businesses and to satisfy the resulting credit obligations; fiscal and monetary policies established by the United States or foreign governments; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; litigation; antitrust, intellectual property, consumer and other issues; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; technical uncertainty and schedule of performance associated with such segment contracts; international business and market risks such as the devaluation of certain currencies; pricing and ability or inability to sell scrap associated with the production of metal and plastic containers; the ability to invoice and collect accounts receivable related to such segment contracts in the ordinary course of business; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production, supply or pricing of raw materials used in the production of the company’s goods and services, including increased energy costs, and/or disruptions in the ability of the company to obtain adequate credit resources for the foreseeable financing requirements of the company’s businesses; regulatory action or laws including tax, environmental and workplace safety; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material updates to the company’s legal proceedings under Item 1 for the quarter ended July 3, 2005.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended July 3, 2005.

Purchases of Securities
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 4 to May 1, 2005	5,951		$ 40.45	5,951	11,331,535
May 2 to May 29, 2005	4,407,452		$ 40.45	4,407,452	6,924,083
May 30 to July 3, 2005	212,328		$ 36.78	212,328	6,711,755

Total	4,625,731	(a)	$ 40.29	4,625,731

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by the company’s board of directors.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended July 3, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

The company held the Annual Meeting of Shareholders on April 27, 2005. Matters voted upon by proxy, and the results of the votes, were as follows:

	For	Against/ Withheld	Abstained/ Broker Non-Vote

Election of directors for terms expiring in 2008:
George M. Smart	82,693,901	1,212,588	–
Theodore M. Solso	70,366,807	13,539,682	–
Stuart A. Taylor II	82,398,893	1,507,596	–

Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2005	79,640,564	3,581,916	684,009

Approval of 2005 Stock and Cash Incentive Plan	57,837,977	8,188,658	17,879,854

Amendment of Articles of Incorporation to increase the company’s authorized common stock	73,550,771	9,629,665	726,113

Action upon shareholder proposal to declassify Board of Directors	36,961,947	28,561,200	18,383,342

The following other members of the Board of Directors continue in office: Howard M. Dean, R. David Hoover, Jan Nicholson, Hanno C. Fiedler, John F. Lehman, George A. Sissel and Erik H. van der Kaay.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended July 3, 2005.

Item 6.	Exhibits

3.i	Amended Articles of Incorporation as of June 24, 2005

20	Subsidiary Guarantees of Debt

10.1

Fourth Amendment to Credit Agreement dated May 9, 2005, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders

10.2

Fourth Amendment to Receivables Purchase Agreement dated July 12, 2005, among Ball Corporation and certain subsidiaries of Ball Corporation, with Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A. as agent for the Purchasers

31

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

Ball Corporation

(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Senior Vice President and
Chief Financial Officer

Date:	August 9, 2005

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

July 3, 2005

EXHIBIT INDEX

Description	Exhibit

Amended Articles of Incorporation as of June 24, 2005 (Filed herewith.)	EX-3.i

Subsidiary Guarantees of Debt (Filed herewith.)	EX-20

Fourth Amendment to Credit Agreement dated May 9, 2005, among Ball Corporation and certain subsidiaries of Ball Corporation, with Deutsche Bank AG, New York Branch, as Administrative Agent for the Lenders (Filed herewith.)

EX-10.1

Fourth Amendment to Receivables Purchase Agreement dated July 12, 2005, among Ball Corporation and certain subsidiaries of Ball Corporation, with Jupiter Securitization Corporation and JPMorgan Chase Bank, N.A. as agent for the Purchasers (Filed herewith.)

EX-10.2

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