Form 10-Q
period 2005-10-02
BALL CORP
filed 2005-11-09
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock, without par value	104,041,810 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended October 2, 2005

PART I.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Net sales	$1,583.9	$1,478.7	$4,460.0	$4,177.4

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,329.1	1,196.4	3,728.6	3,402.4
Depreciation and amortization (Notes 8 and 10)	54.4	56.7	160.8	162.7
Business consolidation costs (gains) (Note 5)	19.3	(6.7)	28.1	(6.7)
Selling, general and administrative	52.6	63.0	171.6	201.8
	1,455.4	1,309.4	4,089.1	3,760.2

Earnings before interest and taxes	128.5	169.3	370.9	417.2

Interest expense before debt refinancing costs	24.4	25.7	74.5	79.0
Debt refinancing costs (Note 11)	1.3	–	1.3	–
Total interest expense	25.7	25.7	75.8	79.0

Earnings before taxes	102.8	143.6	295.1	338.2
Tax provision (Note 12)	(26.6)	(46.3)	(89.3)	(108.6)
Minority interests, net	(0.2)	(0.3)	(0.7)	(0.8)
Equity earnings, net	3.3	4.7	11.8	10.4

Net earnings	$79.3	$101.7	$216.9	$239.2

Earnings per share (Notes 14 and 15):
Basic	$0.74	$0.92	$1.98	$2.16
Diluted	$0.73	$0.90	$1.95	$2.10

Weighted average common shares outstanding (in thousands) (Note 15):
Basic	106,696	110,620	109,301	110,907
Diluted	108,580	113,537	111,385	113,826

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.30	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	October 2, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$90.4	$198.7
Receivables, net (Note 6)	561.5	346.8
Inventories, net (Note 7)	578.2	629.5
Deferred taxes, prepaids and other current assets	96.0	70.6
Total current assets	1,326.1	1,245.6

Property, plant and equipment, net (Note 8)	1,507.3	1,532.4
Goodwill (Note 9)	1,272.7	1,410.0
Intangibles and other assets, net (Note 10)	270.3	289.7
Total Assets	$4,376.4	$4,477.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$196.2	$123.0
Accounts payable	508.7	453.0
Accrued employee costs	175.6	222.2
Income taxes payable (Note 12)	144.7	80.4
Other current liabilities	138.5	117.7
Total current liabilities	1,163.7	996.3

Long-term debt (Note 11)	1,555.6	1,537.7
Employee benefit obligations (Note 13)	723.8	734.3
Deferred taxes and other liabilities (Note 12)	53.1	116.4
Total liabilities	3,496.2	3,384.7

Contingencies (Note 17)
Minority interests	5.0	6.4

Shareholders’ equity (Note 14)
Common stock (158,345,058 shares issued - 2005; 157,506,545 shares issued - 2004)	623.5	610.8
Retained earnings	1,192.1	1,007.5
Accumulated other comprehensive earnings (loss)	(47.5)	33.2
Treasury stock, at cost (53,290,368 shares - 2005; 44,815,138 shares - 2004)	(892.9)	(564.9)
Total shareholders’ equity	875.2	1,086.6
Total Liabilities and Shareholders’ Equity	$4,376.4	$4,477.7

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended
	October 2, 2005	October 3, 2004
Cash flows from operating activities
Net earnings	$216.9	$239.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	160.8	162.7
Business consolidation costs (gains) (Note 5)	28.1	(6.7)
Deferred taxes	(59.1)	29.9
Other, net	3.0	(23.6)
Changes in working capital components, excluding effects of acquisitions	(64.9)	(109.7)
Cash provided by operating activities	284.8	291.8

Cash flows from investing activities
Additions to property, plant and equipment	(194.2)	(99.9)
Business acquisitions, net of cash acquired (Note 4)	–	(17.0)
Other, net	(9.2)	(1.0)
Cash used in investing activities	(203.4)	(117.9)

Cash flows from financing activities
Long-term borrowings	155.4	(0.2)
Repayments of long-term borrowings	(89.7)	(86.3)
Change in short-term borrowings	89.2	15.1
Proceeds from issuance of common stock	28.2	24.3
Acquisitions of treasury stock	(338.6)	(67.8)
Common dividends	(32.3)	(27.8)
Other, net	–	(0.4)
Cash used in financing activities	(187.8)	(143.1)

Effect of exchange rate changes on cash	(1.9)	0.5

Net change in cash and cash equivalents	(108.3)	31.3
Cash and cash equivalents - beginning of period	198.7	36.5
Cash and cash equivalents - end of period	$90.4	$67.8

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
October 2, 2005

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

Expense related to stock options is calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and is therefore not included in the consolidated statements of earnings. Ball’s earnings as reported include after-tax stock-based compensation of $2 million and $4.4 million for the third quarter and nine months ended October 2, 2005, respectively and $2.5 million and $8.5 million for the comparable periods in 2004, respectively. If the fair-value-based method had been used, after-tax stock-based compensation would have been $2.6 million and $7.8 million for the third quarter and nine months ended October 2, 2005, respectively, and $2.2 million and $6.9 million for the same periods in 2004, respectively. On a pro forma basis, both basic and diluted earnings per share would have been $0.03 lower for the nine months ended October 2, 2005. The pro forma effect on diluted earnings per share of using the fair-value-based method was insignificant for the third quarter of both 2005 and 2004 and for the first nine months of 2004.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.	New Accounting Standards

In May 2005 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting and reporting of a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS No. 154, which will be effective for Ball beginning January 1, 2006, requires retroactive application to prior periods’ financial statements.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	New Accounting Standards (continued)

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which will be effective for Ball beginning January 1, 2006, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Upon adoption of SFAS No. 123 (revised 2004), Ball anticipates using the modified prospective transition method and, at least initially, the Black-Scholes valuation model.  Ball is currently evaluating the effects SFAS No. 123 (revised 2004) will have on the company's future earnings.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred by Ball beginning on January 1, 2006. Ball believes that the potential future impact, if any, of SFAS No. 151 will not be significant to its consolidated financial statements.

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in three reportable segments - North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., People’s Republic of China (PRC) and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report.

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

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Business Segment Information (continued)

Summary of Business by Segment	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Net Sales
North American metal beverage	$636.1	$608.3	$1,844.7	$1,821.4
North American metal food	292.2	267.9	655.5	586.9
North American plastic containers	124.7	106.9	373.9	307.6
Total North American packaging	1,053.0	983.1	2,874.1	2,715.9

Europe metal beverage	315.8	295.7	924.0	856.7
Asia metal beverage and plastic containers	50.3	38.6	134.4	112.9
Total international packaging	366.1	334.3	1,058.4	969.6

Aerospace and technologies	164.8	161.3	527.5	491.9
Net sales	$1,583.9	$1,478.7	$4,460.0	$4,177.4

Net Earnings
North American packaging	$84.8	$100.8	$238.0	$258.8
Business consolidation costs (gains) (Note 5)	(19.3)	0.7	(28.1)	0.7
Total North American packaging	65.5	101.5	209.9	259.5
International packaging	57.3	59.0	145.8	148.7
Business consolidation gains (Note 5)	–	6.0	–	6.0
Total international packaging	57.3	65.0	145.8	154.7
Aerospace and technologies	15.2	11.6	39.0	34.8
Segment earnings before interest and taxes	138.0	178.1	394.7	449.0
Corporate undistributed expenses, net	(9.5)	(8.8)	(23.8)	(31.8)
Earnings before interest and taxes	128.5	169.3	370.9	417.2
Interest expense	(25.7)	(25.7)	(75.8)	(79.0)
Tax provision	(26.6)	(46.3)	(89.3)	(108.6)
Minority interests, net	(0.2)	(0.3)	(0.7)	(0.8)
Equity earnings, net	3.3	4.7	11.8	10.4
Net earnings	$79.3	$101.7	$216.9	$239.2

($ in millions)	As of October 2, 2005	As of December 31, 2004
Total Assets
North American packaging	$2,494.1	$2,459.8
International packaging	2,120.6	2,255.8
Aerospace and technologies	221.4	210.3
Segment eliminations	(670.1)	(767.3)
Segment assets	4,166.0	4,158.6
Corporate assets, net of eliminations	210.4	319.1
Total assets	$4,376.4	$4,477.7

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions

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

5.	Business Consolidation Activities

2005

The company announced in July 2005 the commencement of a project to upgrade and streamline its North American beverage can end manufacturing capabilities. The project is expected to be completed in 2007 and will result in productivity gains and cost reductions. A pretax charge of $19.3 million ($11.7 million after tax) was recorded in the third quarter of 2005 in connection with this project. The pretax charge includes $11.7 million for employee severance, pension and other employee benefit costs, $1.6 million for decommissioning costs and $6 million for the write off of obsolete equipment spare parts and tooling.

A pretax charge of $8.8 million ($5.9 million after tax) was recorded in the second quarter of 2005 in connection with the closure of a three-piece food can manufacturing plant in Quebec, Canada. At October 2, 2005, the resulting reserve has been reduced by $0.6 million of cash payments made. The pretax charge includes $2.5 million for employee severance, pension and other employee benefit costs and $6 million for decommissioning cost and the write-down to net realizable value of fixed assets and other costs. When all assets are disposed of, management expects the plant closure to result in a net cash inflow. A total of 77 employees are being terminated in connection with the closure.

2004

In the third quarter of 2004, earnings included income of $6 million ($3.8 million after tax) related to the recovery of amounts previously expensed in a PRC business consolidation charge taken in 2001. In addition, the third quarter 2004 results included $0.7 million ($0.4 million after tax) of income as costs to complete the shut down of the Atlanta plastics offices and research development facility, which were relocated from Georgia to Colorado, were less than expected. At October 2, 2005, accruals of $7 million remain in the consolidated balance sheets related to the PRC business consolidation activities. These accruals were reduced by cash payments of $0.8 million made during the third quarter of 2005. The remaining accruals are primarily for tax matters, for which tax clearances from the applicable authorities are required during the formal liquidation process. The tax matters are expected to be resolved during the fourth quarter of 2005 and changes to the estimated costs, if any, will be included in current-period earnings and identified as net business consolidation gains or costs.

6.	Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million (increased from $200 million in July 2005). The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $225 million at October 2, 2005, and $174.7 million at December 31, 2004.  Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling and administrative expenses, totaled $5.1 million and $2.2 million for the first nine months of 2005 and 2004, respectively.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Inventories

($ in millions)	October 2, 2005	December 31, 2004

Raw materials and supplies	$215.5	$256.5
Work in process and finished goods	362.7	373.0
	$578.2	$629.5

8.	Property, Plant and Equipment

($ in millions)	October 2, 2005	December 31, 2004

Land	$79.6	$81.7
Buildings	754.3	735.4
Machinery and equipment	2,234.0	2,157.4
	3,067.9	2,974.5
Accumulated depreciation	(1,560.6)	(1,442.1)
	$1,507.3	$1,532.4

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $51.6 million and $152.1 million for the three months and nine months ended October 2, 2005, respectively, and $53.8 million and $153.3 million for the three months and nine months ended October 3, 2004, respectively. The change in the net property, plant and equipment balance is the result of capital spending offset by depreciation and changes in foreign exchange rates.

9.	Goodwill

($ in millions)	North American Packaging	International Packaging	Total

Balance at December 31, 2004	$358.2	$1,051.8	$1,410.0
Purchase accounting adjustments	(8.1)	(3.0)	(11.1)
Effects of foreign exchange rates	(9.3)	(116.9)	(126.2)
Balance at October 2, 2005	$340.8	$931.9	$1,272.7

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.  The decrease in goodwill due to purchase accounting adjustments primarily relates to the reduction of the remaining goodwill associated with the deferred taxes on foreign earnings that decreased as a result of the repatriation of the foreign earnings.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Intangibles and Other Assets

($ in millions)	October 2, 2005	December 31, 2004

Investments in affiliates	$66.4	$83.1
Prepaid pension and related intangible assets	48.2	48.0
Intangibles (net of accumulated amortization of $50.2 at October 2, 2005, and $44 at December 31, 2004)	46.4	58.2
Deferred financing costs	21.4	26.9
Other	87.9	73.5
	$270.3	$289.7

Total amortization expense of intangible assets amounted to $2.8 million and $8.7 million for the three months and nine months ended October 2, 2005, respectively, and $2.9 million and $9.4 million for the comparable periods in 2004, respectively.

In the first quarter of 2005, selling, general and administrative expenses included $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. The remaining carrying amount of $14 million was reclassified to other current assets and the investment was sold in October 2005 for $7 million cash and a $7.2 million interest-bearing note. Also included in the first quarter of 2005 was an expense of $3.4 million for the full write off of a PRC equity investment in a joint venture. In the fourth quarter of 2004, the company recorded a $15.2 million equity earnings loss from the same joint venture related to a bad debt provision. Information learned late in the first quarter of 2005 led the company to conclude that it will not recover the remaining carrying value of this investment.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt and Interest Costs

Long-term debt consisted of the following:

	October 2, 2005			December 31, 2004
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
7.75% Senior Notes due August 2006		$268.9	$268.9		$300.0	$300.0
6.875% Senior Notes due December 2012 (excluding premium of $3.9 in 2005 and $4.3 in 2004)		$550.0	550.0		$550.0	550.0
Senior Credit Facilities (at variable rates)
Term Loan A, euro denominated due December 2007		€54.0	64.9		€72.0	97.7
Term Loan A, British sterling denominated due December 2007	₤	35.6	62.7	₤	47.4	90.9
Term Loan B, euro denominated due December 2009		€230.9	277.6		€232.7	315.6
Term Loan B, U.S. dollar denominated due December 2009		$183.6	183.6		$185.0	185.0
Multi-currency revolver, U.S. dollar equivalent		$155.0	155.0		–	–
European Bank for Reconstruction and Development Loans
Floating rates due October 2009		€20.0	24.0		€20.0	27.1
Industrial Development Revenue Bonds
Floating rates due through 2011		$16.0	16.0		$24.0	24.0
Other		Various	20.9		Various	26.7
			1,623.6			1,617.0
Less: Current portion of long-term debt			(68.0)			(79.3)
			$1,555.6			$1,537.7

In October 2005, the company refinanced its senior credit facilities and announced its intent to redeem its 7.75% Senior Notes due August 2006.  As the company will be refinancing the Senior Notes due August 2006 on a long-term basis, they have been classified as long-term debt in the consolidated balance sheet at October 2, 2005.  Additional details about the refinancing and related charges to earnings are available in Note 16, “Subsequent Events.” At October 2, 2005, taking into account outstanding letters of credit, approximately $261 million was available under the previous multi-currency revolving credit facilities, which provided for up to $450 million in U.S. dollar equivalents.  The company also had short-term uncommitted credit facilities of up to $287.7 million at October 2, 2005, of which $128.2 million was outstanding and due on demand.

Interest expense in the third quarter of 2005 included $1.3 million for the write off of financing costs associated with the early redemption of $31.1 million of the company’s 7.75% Senior Notes. During the first quarter of 2004, Ball repaid €31 million ($38 million) of its euro denominated Term Loan B and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of unamortized financing costs associated with the repaid loan.

The notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. The notes payable also contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20 contains condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt and Interest Costs (continued)

The company was not in default of any loan agreement at October 2, 2005, and has met all debt payment obligations.

12.	Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25 percent. The reduced rate is achieved via an 85 percent dividends received deduction on earnings repatriated during a one-year period on or before December 31, 2005. To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan approved, in advance of distribution, by the company's chief executive officer (CEO) and subsequently approved by the company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

In July 2005 the company’s CEO approved a foreign dividend and capital distribution plan that includes the repatriation of undistributed earnings of certain of its foreign subsidiaries during the third and fourth quarters of 2005. The applicable dividend reinvestment plans were approved by the CEO and subsequently approved by the board of directors as required under the Jobs Act. Under the plan, the expected distribution is approximately $515 million, of which approximately $335 million is taxable and subject to the provisions of the Jobs Act. The company recorded a current tax payable of $16 million that was more than offset by the release of $19.2 million of accrued taxes on prior year unremitted foreign earnings, resulting in a net decrease in tax expense of $3.2 million. The actual amount of the distributions and the provision for the current tax payable are still subject to adjustment as fluctuations in foreign exchange rates and the impact of further technical guidance could impact the current estimates.

As previously reported in the company’s 2004 annual report on Form 10-K, in connection with their examination of Ball’s consolidated income tax returns for the tax years 2000 and 2001, the Internal Revenue Service (IRS) has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 18 years. Ball believes that its interest deductions will be sustained as filed and, therefore, no provision for loss has been accrued. The case was forwarded to the appeals division of the IRS in July 2005, and no further action has taken place to change Ball’s position.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Employee Benefit Obligations

($ in millions)	October 2, 2005	December 31, 2004

Total defined benefit pension liability	$463.3	$488.5
Less current portion	(28.3)	(29.9)
Long-term defined benefit pension liability	435.0	458.6
Retiree medical and other post-employment benefits	141.1	133.8
Deferred compensation plans	127.7	117.6
Other	20.0	24.3
	$723.8	$734.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	October 2, 2005			October 3, 2004
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$6.0	$2.1	$8.1	$5.6	$2.1	$7.7
Interest cost	10.0	7.0	17.0	9.4	7.1	16.5
Expected return on plan assets	(11.6)	(3.7)	(15.3)	(11.0)	(3.2)	(14.2)
Amortization of prior service cost	1.2	–	1.2	1.0	–	1.0
Recognized net actuarial loss	3.9	0.6	4.5	3.2	0.4	3.6
Net periodic benefit cost	$9.5	$6.0	$15.5	$8.2	$6.4	$14.6

	Nine Months Ended
	October 2, 2005			October 3, 2004
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$18.1	$6.4	$24.5	$16.6	$6.4	$23.0
Interest cost	30.1	21.3	51.4	28.3	21.3	49.6
Expected return on plan assets	(34.7)	(11.0)	(45.7)	(32.9)	(9.5)	(42.4)
Amortization of prior service cost	3.6	(0.1)	3.5	3.0	–	3.0
Recognized net actuarial loss	11.6	1.7	13.3	9.6	1.0	10.6
Net periodic benefit cost	$28.7	$18.3	$47.0	$24.6	$19.2	$43.8

Contributions to the company’s global defined benefit pension plans, not including the unfunded German plans, were $12.4 million in the first nine months of 2005. The total contributions to these funded plans are expected to be approximately $18.5 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2005. Payments to participants in the unfunded German plans were €12.8 million ($16.2 million) in the first nine months of 2005 and are expected to be approximately €18 million for the full year (approximately $22.7 million).

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Shareholders’ Equity

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b) (net of tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2004	$148.9	$(126.3)	$10.6	$33.2
Change	(76.4)	–	(4.3)	(80.7)
October 2, 2005	$72.5	$(126.3)	$6.3	$(47.5)

(a)	The minimum pension liability is adjusted annually as of December 31.
(b)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

The following table summarizes total comprehensive earnings for 2005 and 2004:

	Three Months Ended		Nine Months Ended
($ in millions)	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Comprehensive Earnings
Net earnings	$79.3	$101.7	$216.9	$239.2
Foreign currency translation adjustment	5.4	13.1	(76.4)	(0.7)
Effect of derivative instruments	1.4	(4.1)	(4.3)	3.8
Comprehensive earnings	$86.1	$110.7	$136.2	$242.3

Stock-Based Compensation Programs

Ball adopted a deposit share program in March 2001 that, by matching purchased shares with restricted shares, encourages certain senior management employees and outside directors to invest in Ball stock. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. This plan is accounted for as a variable plan where compensation expense is recorded based upon the current market price of the company’s common stock until restrictions lapse. The company recorded $2.4 million and $4.5 million of expense in connection with this program in the three months and nine months ended October 2, 2005, respectively, and $3.5 million and $11.9 million for the comparable periods of 2004, respectively. The variances in expense recorded are the result of the timing and vesting of the share grants, as well as changes in the price of Ball stock. The deposit share program was amended and restated in April 2004 and further awards have been made.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Shareholders’ Equity (continued)

Prior to passage of the Sarbanes-Oxley Act of 2002 (the Act), Ball guaranteed loans made by a third party bank to certain participants in the deposit share program, of which $1.6 million remained outstanding at October 2, 2005. In the event of a participant default, Ball would pursue payment from the participant. The Act provides that companies may no longer guarantee such loans for its executive officers. In accordance with the provisions of the Act, the company has not and will not guarantee any additional loans to its executive officers.

The company has stock option plans under which options to purchase shares of common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant. The options terminate 10 years from the date of grant. At October 2, 2005, there were 4,866,169 options outstanding under these plans at a weighted average exercise price of $21.61 per share, of which 3,232,544 options were exercisable at a weighted average exercise price of $15.45 per share. On October 26, 2005, the company’s board of directors approved the acceleration of the out-of-the-money, unvested nonqualified stock options granted in April 2005. Additional details regarding the acceleration are included in Note 16, “Subsequent Events.”

15.	Earnings Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Diluted Earnings per Share:
Net earnings	$79.3	$101.7	$216.9	$239.2

Weighted average common shares (000s)	106,696	110,620	109,301	110,907
Effect of dilutive stock options	1,884	2,917	2,084	2,919
Weighted average shares applicable to diluted earnings per share	108,580	113,537	111,385	113,826

Diluted earnings per share	$0.73	$0.90	$1.95	$2.10

For the third quarter of 2005 and the first nine months of 2004, 709,250 outstanding options and 496,900 outstanding options, respectively, were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price was higher than the average closing market price of common stock for the period). Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Subsequent Events

On October 13, 2005, Ball completed the closing of a new senior secured credit facility, which replaced its existing senior secured credit facility. The new senior secured credit facility extends debt maturities at lower interest rate spreads and provides Ball with additional borrowing capacity and more flexibility for future growth. The refinancing will result in a debt refinancing charge of approximately $10.9 million ($7.2 million after tax) in the fourth quarter of 2005 related to the write off of unamortized financing costs on the existing senior secured credit facility. The new senior credit facilities, which currently bear interest at variable rates and are due in October 2011, are comprised of the following: (1) ₤85 million Term A Loan; (2) €350 million Term B Loan; (3) C$175 million Term C Loan; (4) a multi-currency long-term revolving credit facility which will provide the company with up to the equivalent of $715 million; and (5) a Canadian long-term revolving credit facility which will provide the company with up to the equivalent of $35 million.

Ball also announced on October 13, 2005, it will redeem all of its outstanding 7.75% Senior Notes due in 2006 (which totaled $249 million on that date). This redemption will occur on November 14, 2005, and will result in a debt refinancing charge of approximately $6.5 million ($3.9 million after tax) in the fourth quarter relating to payment of the call premium and write off of unamortized debt issuance costs. The refinancing and redemption of notes are expected to result in a reduction of Ball's 2006 interest expense.

On October 26, 2005, Ball’s board of directors approved the acceleration of the out-of-the-money, unvested nonqualified stock options granted in April 2005.  The acceleration affects approximately 665,000 options granted to approximately 290 employees at an exercise price of $39.74. The accelerated vesting of these nonqualified options will allow the company to eliminate approximately $5 million of pretax expense (approximately $3 million after tax) over the next four years.

Also, on October 26, 2005, the board of directors authorized the repurchase of up to 12 million shares of Ball common stock. This most recent repurchase authorization replaced the previous authorization of up to 12 million shares approved in July 2004, under which less than 1 million shares remained at October 26, 2005.  In addition to the $310.4 million of aggregate net common stock repurchases the company made in the nine months ended October 2, 2005, a further $40.7 million was repurchased during October.

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

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Contingencies (continued)

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003 and nearly all retailers stopped carrying beverages in non-refillable containers. During 2003 and 2004, we responded to the resulting lower demand for beverage cans by reducing production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other European countries. We also closed a plant in the United Kingdom, shut down a production line in Germany, delayed capital investment projects in France and Poland and converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany. In 2004 the German parliament adopted a new packaging ordinance, imposing a 25 eurocent deposit on all one-way glass, PET and metal containers for water, beer and carbonated soft drinks. As of May 1, 2006, all retailers must redeem all returned one-way containers as long as they sell such containers. Major retailers in Germany are evaluating plans for how to reintroduce one-way containers since they, along with fillers, now appear to accept the deposit as permanent. The retailers and the filling and packaging industries have formed an executive committee to design a nationwide recollection system and several retailers have begun to order reverse vending machines in order to meet the May 1, 2006, deadline.

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

Ball Corporation and Subsidiaries
October 2, 2005

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Indemnifications and Guarantees (continued)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and its subsidiaries are referred to collectively as “Ball” or the “company” or “we” and “our” in the following discussion and analysis.

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage and food industries. Our packaging products are produced for a variety of end uses and are currently manufactured in approximately 50 plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage and food producers with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage and food companies in North America, Europe and the People’s Republic of China (PRC), as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our long-term relationships and contracts mitigate these risks.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing where possible. We are in the early stages of a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that will result in productivity gains and cost reductions. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing (excluding the effects of the German mandatory deposit discussed in Note 17 to the consolidated financial statements) and are expected to continue to grow. We are capitalizing on this growth by continuing to reconfigure some of our European can manufacturing lines and by having constructed a new beverage can manufacturing plant in Belgrade, Serbia.

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

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets could limit future funding and new contract awards or prolong contract performance.

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

Management uses various measures to evaluate company performance. The primary financial measures we use are earnings before interest and taxes (EBIT), earnings before interest, taxes, depreciation and amortization (EBITDA), diluted earnings per share, economic value added (operating earnings, as defined by the company, less our cost of capital), operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production spoilage rates, quality control measures, safety statistics and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

CONSOLIDATED SALES AND EARNINGS

Ball’s operations are organized along its product lines and include three segments - North American packaging, international packaging and aerospace and technologies. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

North American Packaging

North American packaging consists of operations located in the U.S. and Canada which manufacture metal container products used primarily in beverage and food packaging, and polyethylene terephthalate (PET) plastic container products, used principally in beverage packaging. This segment accounted for 67 percent of consolidated net sales in the third quarter and 64 percent in the first nine months of 2005.

Metal Beverage Container Sales

North American metal beverage container sales, which represented 60 percent of North American packaging segment sales in the third quarter of 2005 and 64 percent in the first nine months, were 5 percent higher than the third quarter of 2004 and one percent higher compared to the first nine months of 2004. Lower year-to-date sales volumes were offset by higher aluminum prices which are being passed through to our customers. Metal beverage container volumes were up 1.2 percent in the third quarter of 2005 compared to 2004 but were still 3 percent below last year’s levels for the nine months as a result of poor weather in the first quarter, general softness in the beer and soft drink markets and certain volume reductions in 2005. Net changes in contracted volumes are expected to result in the restoration of the reduced 2005 volumes during 2006 and beyond.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions. The conversion of a manufacturing line in our Golden, Colorado, plant from 12-ounce to 24-ounce cans, which limited our manufacturing capacity in the first quarter, was completed in the second quarter of 2005. We have also announced plans to convert a line in our Monticello, Indiana, plant from 12-ounce can manufacturing to a line capable of producing beverage cans in sizes up to 16 ounces. This conversion is expected to be completed early in the first quarter of 2006.

Metal Food Container Sales

North American metal food container sales, which comprised 28 percent of segment sales in the third quarter of 2005 and 23 percent in the first nine months, were 9 percent and 12 percent above the same periods in 2004, respectively. Sales in the third quarter and first nine months of 2005 reflected higher prices from the pass through of higher raw material costs and slightly higher sales volumes from 2004 levels. Sales also benefited in the first quarter of 2005 from the inclusion of a full quarter’s results from our Oakdale, California, facility which was acquired in March 2004 (see Note 4 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report).

Plastic Container Sales

Plastic container sales, which accounted for 12 percent of segment sales in the third quarter and 13 percent in the first nine months of 2005, were 17 percent and 22 percent higher than in the comparable periods of 2004, respectively. The sales increase year-to-date was related to the pass through to our customers of resin price increases that went into effect after the first quarter of 2004, as well as 7 percent year-to-date higher sales volumes in 2005 compared to 2004 related in part to higher demand for barrier and heat-set containers that provide longer shelf life for products. Strong demand for plastic water bottles also contributed to the increased sales. We continue to focus sales efforts in the custom hot-fill and beer container sales markets.

North American Packaging Segment Earnings

Earnings in the North American packaging segment were $65.5 million and $209.9 million in the third quarter and first nine months of 2005, respectively, compared to $101.5 million and $259.5 million for the comparable periods in 2004. The third quarter of 2005 included a pretax charge of $19.3 million ($11.7 million after tax) related to a project to significantly upgrade and streamline our North American beverage can end manufacturing capabilities. The charge recorded included the write off of obsolete equipment spare parts and tooling, as well as employee termination costs. Over time, this capital project is expected to result in productivity improvements and reduced manufacturing costs. We have installed the first production module in this multi-year project and the second and third modules are in the installation phase.

The second quarter of 2005 included a pretax charge of $8.8 million ($5.9 million after tax) for the closure of a three-piece food can manufacturing plant in Quebec. This action was taken to better match capacity to demand. The Quebec plant was closed and ceased operations in the third quarter of 2005. The third quarter of 2004 included $0.7 million of income related to a charge taken in 2003 for the shut down of the company’s plastics offices and research and development facility, which were relocated from Georgia to Colorado.

Also contributing to lower segment earnings in 2005 were higher freight costs from fuel surcharges, higher other direct material and utility costs and an increase in cost of sales due to rising raw material costs under the LIFO (last-in-first-out) method of accounting. Year-to-date energy, freight and coating costs were approximately $35 million higher in 2005 than in 2004, partially offset by efficiency gains, cost controls and lower selling, general and administrative costs in 2005. While pricing pressures continue on all of our raw materials, other direct materials, and freight and utility costs, we continue to work with both customers and suppliers to maintain our volumes, as well as preserve our margins.  Hurricanes Katrina and Rita did not create any major operational disruptions or shortages of supply for Ball. However, we are asking for energy and freight surcharges from our customers to counter the increases we have seen in the wake of the Gulf Coast hurricanes.

Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

International Packaging

International packaging includes the manufacture of metal beverage containers in Europe and Asia as well as the manufacture of plastic containers in Asia. This segment accounted for 23 percent of consolidated net sales in the third quarter of 2005 and 24 percent through the first nine months.

Segment sales were 10 percent higher in the third quarter of 2005 compared to a year ago and 9 percent higher in the first nine months. Increased European sales compared to the first nine months of 2004 reflected a stronger euro and increased sales volumes, due in part to successful export programs from German plants to other European countries. The continued weak demand in Germany, as a result of the mandatory deposit legislation previously reported on, is being offset by stronger demand elsewhere in Europe, including southern and eastern Europe. Sales in the third quarter of 2005 were adversely affected by unseasonably cool, wet weather in parts of Europe.

In response to increased demand for custom cans in Europe, a steel can manufacturing line in the Netherlands was converted to aluminum custom cans during the first quarter of 2005. The construction of a new beverage can plant in Belgrade, Serbia, was completed near the end of the second quarter of 2005 to serve the growing demand for beverage cans in southern and eastern Europe. The plant reached full production during the third quarter of 2005. The Serbian plant was built large enough to accommodate a second can production line and a can end manufacturing module for future growth.

Higher sales in the PRC were driven by increased sales volumes. The overall beverage can market in the PRC was also strong through the first nine months of 2005. We expect demand for aluminum beverage cans to grow in the coming years, as both multinational and Chinese beverage fillers expand their markets.

International Packaging Segment Earnings

International packaging segment earnings decreased 12 percent in the third quarter of 2005 compared to the same period in 2004 and decreased 6 percent for the first nine months. First quarter 2005 segment earnings included a $3.4 million expense for the write down to net realizable value of an equity investment in the PRC. Third quarter 2004 earnings included income of $6 million related to the realization of proceeds on assets in the PRC being in excess of amounts previously estimated, and costs of liquidation being less than anticipated in a business consolidation charge taken in 2001.

Also having a negative effect on segment earnings in 2005 were higher material, energy and transportation costs, as well as second quarter start up costs related to a line conversion in the Netherlands and the new Serbia plant. Partially offsetting these higher costs were lower selling, general and administrative costs and a stronger euro year to date.

Aerospace and Technologies

Aerospace and technologies segment sales represented 10 percent of consolidated net sales in the third quarter of 2005 and 12 percent in the first nine months. Sales were 2 percent higher in the third quarter of 2005 than in the third quarter of 2004 and 7 percent higher in the first nine months. The higher 2005 sales resulted from a combination of newly awarded contracts and additions to previously awarded contracts. Earnings were 31 percent higher in the third quarter of 2005 compared to 2004 and 12 percent higher in the first nine months despite an expense of $3.8 million in the first quarter of 2005 for the write down to net realizable value of an equity investment in an affiliated company. This investment was sold in October 2005 for approximately its carrying value. The third quarter earnings improvement was primarily the result of higher sales and improved program performance.

On July 3, 2005, the Deep Impact spacecraft accomplished its goal of colliding with comet Tempel 1, 83 million miles from Earth, using an impactor spacecraft and recording the results of the impact with a flyby spacecraft. The Deep Impact mission is expected to provide groundbreaking scientific information regarding the origins of the solar system.

Some of the segment’s other high-profile contracts include: WorldView, an advanced commercial remote sensing satellite; the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation weather monitoring satellite system; and a suite of antennas for the Joint Strike Fighter.

Contracted backlog in the aerospace and technologies segment at October 2, 2005, was $768 million compared to a backlog of $694 million at December 31, 2004. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative expenses were $52.6 million in the third quarter of 2005 compared to $63 million for the same period in 2004 and $171.6 million in the first nine months of 2005 compared to $201.8 million in 2004. Expenses in 2005 were lower in all areas of the company due largely to lower employee compensation and benefit costs, including the company’s deposit share program and economic-value-added based incentive compensation plans. In addition, foreign currency hedging gains were higher in 2005 than in 2004. These lower costs were partially offset by the write down of the PRC and aerospace equity investments in the first quarter of 2005.

Interest and Taxes

Consolidated interest expense was $25.7 million for the third quarters of both 2005 and 2004 and $75.8 million for the first nine months of 2005 compared to $79 million in 2004. Interest expense in the third quarter of 2005 included $1.3 million for the write off of financing costs associated with the early redemption of $31.1 million of Ball’s 7.75% Senior Notes. Not including the debt refinancing costs, the lower expense in 2005 was due to lower average borrowings and higher capitalized interest.

The consolidated effective income tax rate was 30.3 percent for the first nine months of 2005 compared to 32.1 percent for the same period in 2004. The decrease in the effective tax rate is primarily due to the net tax benefit recorded on the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (Jobs Act), the tax benefit on business consolidation costs applied at the marginal tax rate, increased research and development tax credits and the manufacturing deduction effective in 2005 under the Jobs Act. (See Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report). These benefits were somewhat offset by the fact that no benefit was provided in respect of the equity investment write downs in the first quarter of 2005.  The $3.8 million write down of the aerospace investment is not tax deductible while the realization of tax deductibility of the $3.4 million PRC write down, which will be a capital loss, is not reasonably assured as the company does not have, nor does it anticipate, any capital gains to utilize the losses.

As previously reported in the company’s 2004 annual report on Form 10-K, in connection with their examination of Ball’s consolidated income tax returns for the tax years 2000 and 2001, the Internal Revenue Service (IRS) has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 18 years. Ball believes that its interest deductions will be sustained as filed and, therefore, no provision for loss has been accrued. The case was forwarded to the appeals division of the IRS in July 2005, and no further action has taken place to change Ball’s position.

Subsequent Event

On October 26, 2005, Ball’s board of directors approved the acceleration of the out-of-the-money, unvested nonqualified stock options granted in April 2005.  The acceleration affects approximately 665,000 options granted to approximately 290 employees at an exercise price of $39.74. The accelerated vesting of these nonqualified options will eliminate approximately $5 million of pretax expense (approximately $3 million after tax) over the next four years.

Additional subsequent events are discussed in the “Financial Condition, Liquidity and Capital Resources” section below.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Cash flow provided by operations was $284.8 million in the first nine months of 2005 compared to $291.8 million in the first nine months of 2004. Operating cash flow was negatively impacted by estimated taxes to be paid as 2005 book expenses exceed estimated tax deductions. This resulted in an estimated decrease in the deferred income taxes payable of $59.1 million in the first nine months of 2005 compared to an estimated increase in deferred taxes of $29.9 million for the same period in 2004. The primary causes of the increase in current income taxes and decrease in deferred income taxes are the reduction in 2005 of anticipated tax-deductible funding of pension plans versus 2004, the current taxes payable in 2005 on the repatriation of foreign earnings and a reduction of tax over book depreciation expense as tax depreciation was accelerated in prior years, primarily due to bonus tax depreciation permitted in the tax laws after September 11, 2001.

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

Debt Facilities and Refinancing

Interest-bearing debt increased to $1,751.8 million at October 2, 2005, compared to $1,660.7 million at December 31, 2004. This increase includes $64.9 million for seasonal working capital needs, $310.4 million for the net repurchase of common stock, and $194.2 million of capital spending, partially offset by the effects of the lower euro exchange rate and operating cash flow through the first nine months.

At October 2, 2005, approximately $261 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $287.7 million at the end of the third quarter, of which $128.2 million was outstanding.

On October 13, 2005, Ball completed the closing of a new senior secured credit facility, which replaced its existing senior secured credit facility. The new senior secured credit facility extends debt maturities at lower interest rate spreads and provides Ball with additional borrowing capacity and more flexibility for future growth. The refinancing will result in an after-tax charge of $7.2 million in the fourth quarter of 2005 related to the write off of unamortized financing costs on the existing senior secured credit facility.

Interest expense in the third quarter of 2005 included $1.3 million for the write off of financing costs associated with the early redemption of $31.1 million of its 7.75% Senior Notes. Ball also announced on October 13, 2005, it will redeem all of the remaining 7.75% Senior Notes due in 2006 (which totaled $249 million on that date). This redemption will occur on November 14, 2005, and will result in an after-tax charge of approximately $3.9 million in the fourth quarter related to payment of the call premium and write off of unamortized debt issuance costs. The refinancing and redemption of notes are expected to result in a reduction of Ball's 2006 interest expense.

During the first quarter of 2004, Ball repaid €31 million ($38 million) of the euro denominated Term B Loan and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of unamortized financing costs associated with the repaid loan.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million (increased from $200 million in July 2005). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. Net funds received from the sale of the accounts receivable totaled $225 million at October 2, 2005, and $174.7 million at December 31, 2004.

The company was not in default under any loan agreement at October 2, 2005, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Other Liquidity Items

Consistent with Ball’s stated intent to repurchase its common stock, the company made aggregate net repurchases totaling $310.4 million through October 2, 2005. This involved a variety of programs, the largest of which was a privately negotiated stock repurchase transaction entered into on January 31, 2005. In that forward purchase agreement, Ball agreed to repurchase 3 million of its common shares at an initial price of $42.72 per share using cash on hand and available borrowings. The price per share was subject to a price adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company completed its purchase of the 3 million shares at an average price of $41.63 per share and obtained delivery of the shares in early May 2005. We expect that aggregate net purchases under our share repurchase program will exceed $350 million during 2005.

On October 26, 2005, the board of directors authorized the repurchase of up to 12 million shares of Ball common stock. This most recent repurchase authorization replaced the previous authorization of up to 12 million shares approved in July 2004, under which less than 1 million shares remained at October 26, 2005.  In addition to the $310.4 million of aggregate net common stock repurchases the company made in the nine months ended October 2, 2005, a further $40.7 million was repurchased during October.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $18.5 million in 2005. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2005 and revised estimates of 2005 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €18 million for the full year (approximately $22.7 million).

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 17 and 18 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements.

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

Outstanding derivative contracts at the end of the third quarter 2005 expire within three years. Included in shareholders’ equity at October 2, 2005, within accumulated other comprehensive loss, is approximately $5 million of net gain associated with these contracts, of which $2.3 million of income is expected to be recognized in the consolidated statement of earnings during the next 12 months.  Gains and/or losses on these derivative contracts will be offset by higher and/or lower costs on metal purchases.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s metal prices could result in an estimated $11.8 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $10.5 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for utilities such as natural gas and electricity. A hypothetical 10 percent increase in our utility prices could result in an estimated $6.8 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at October 2, 2005, included pay-fixed and pay-floating interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. The majority of the pay-floating swaps, which effectively convert fixed rate obligations to variable rate instruments, are fair value hedges. Swap agreements expire at various times within the next year. Approximately $1.2 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive loss at October 2, 2005, all of which is expected to be recognized in the consolidated statement of earnings by the end of 2005.

Based on our interest rate exposure at October 2, 2005, assumed floating rate debt levels through the third quarter of 2006 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $6.8 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the third quarter 2005 expire within one year. At October 2, 2005, there was $0.1 million of net gain from cash flow hedges included in accumulated other comprehensive loss, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Considering the company’s derivative financial instruments outstanding at October 2, 2005, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $20.7 million after-tax reduction of net earnings over a one-year period. This amount includes the $10.5 million currency exposure discussed above in the “Commodity Price Risk” section. Actual changes in market prices or rates may differ from hypothetical changes.

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

The company is in the process of migrating the North American metal beverage manufacturing and inventory system from a legacy system to an integrated corporate business system (the new system). To date, we have converted four metal beverage plants to the new system and the migrations will continue into 2006 and 2007. The migration involved changes in systems that included internal controls. We have reviewed the new system and the controls affected by the implementation of the new system and made appropriate changes to affected internal controls. The controls as modified are appropriate and operating effectively. There were no other changes in our internal control over financial reporting during the nine months ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, including due to the effects of hurricanes Katrina and Rita, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation of certain currencies; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi and Brazilian real, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental and workplace safety; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2005 Crown Cork & Seal USA, Inc., and Crown Packaging Technology, Inc., (Crown) filed suit against Ball Metal Beverage Container Corp. (Ball Metal), a wholly owned subsidiary of the company, in United States Federal District Court in Dayton, Ohio. The complaint, as amended, alleges that a certain end manufactured by Ball Metal infringes certain Crown patents, which are directed to a can end and to a method of seaming a can end to a can body. The complaint alleges that by selling the end, Ball Metal is directly infringing, is inducing infringement by its customers and is contributorily infringing the Crown patents. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The Crown complaint was served on October 6, 2005. Ball Metal is in the process of formally answering the complaint and intends to deny the allegations of the complaint.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended October 2, 2005.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

July 4 to August 7, 2005	409,229		$38.02	409,229	6,302,526
August 8 to September 4, 2005	1,696,825		$37.98	1,696,825	4,605,701
September 5 to October 2, 2005	2,280,667		$37.10	2,280,667	2,325,034
Total	4,386,721	(a)	$37.52	4,386,721

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s Board of Directors. On October 26, 2005, the board authorized the repurchase of up to 12 million shares of the company's common stock.  This most recent repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended October 2, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended October 2, 2005.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended October 2, 2005.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Senior Vice President and Chief Financial Officer

Date:	November 9, 2005

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
October 2, 2005

EXHIBIT INDEX

Description	Exhibit

Subsidiary Guarantees of Debt. (Filed herewith.)	EX-20

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