Form 10-Q
period 2006-05-10
BALL CORP
filed 2006-05-10
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006

Commission file number 1-7349

BALL CORPORATION

State of Indiana	35-0160610

10 Longs Peak Drive, P.O. Box 5000
Broomfield, CO 80021-2510
303/469-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, without par value	104,695,158 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended April 2, 2006

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF EARNINGS
($ in millions, except per share amounts)

	Three Months Ended
	April 2, 2006	April 3, 2005

Net sales	$1,364.9	$1,324.1

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,156.0	1,096.8
Business consolidation costs (Note 5)	2.1	-
Depreciation and amortization (Notes 8 and 10)	54.6	53.4
Selling, general and administrative (Note 1)	70.6	63.0
	1,283.3	1,213.2

Earnings before interest and taxes	81.6	110.9

Interest expense	23.3	25.8

Earnings before taxes	58.3	85.1
Tax provision (Note 12)	(16.7)	(29.8)
Minority interests	(0.2)	(0.2)
Equity in results of affiliates	3.2	3.5

Net earnings	$44.6	$58.6

Earnings per share (Note 15):
Basic	$0.43	$0.52
Diluted	$0.43	$0.51

Weighted average common shares outstanding (000s) (Note 15):
Basic	103,245	111,628
Diluted	105,053	114,036

Cash dividends declared and paid, per common share	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	April 2, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$46.9	$61.0
Receivables, net (Note 6)	586.5	376.6
Inventories, net (Note 7)	861.0	670.3
Deferred taxes, prepaids and other current assets	103.5	117.9
Total current assets	1,597.9	1,225.8

Property, plant and equipment, net (Note 8)	1,821.1	1,556.6
Goodwill (Notes 4 and 9)	1,738.4	1,258.6
Intangibles and other assets, net (Note 10)	417.2	302.4
Total Assets	$5,574.6	$4,343.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$119.0	$116.4
Accounts payable	628.0	552.4
Accrued employee costs	149.0	198.4
Income taxes payable (Note 12)	104.5	127.5
Other current liabilities	183.3	181.3
Total current liabilities	1,183.8	1,176.0

Long-term debt (Note 11)	2,533.7	1,473.3
Employee benefit obligations (Note 13)	863.8	784.2
Deferred taxes and other liabilities (Note 12)	96.5	69.5
Total liabilities	4,677.8	3,503.0

Contingencies (Note 16)
Minority interests	5.3	5.1

Shareholders’ equity (Note 14)
Common stock (159,439,349 shares issued - 2006; 158,382,813 shares issued - 2005)	678.2	633.6
Retained earnings	1,262.3	1,227.9
Accumulated other comprehensive loss	(93.6)	(100.7)
Treasury stock, at cost (54,866,369 shares - 2006; 54,182,655 shares - 2005)	(955.4)	(925.5)
Total shareholders’ equity	891.5	835.3
Total Liabilities and Shareholders’ Equity	$5,574.6	$4,343.4

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities
Net earnings	$44.6	$58.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54.6	53.4
Business consolidation costs	2.1	-
Deferred taxes	(5.3)	(11.8)
Other, net	(14.6)	(4.1)
Prepaid common stock repurchase	-	(108.5)
Changes in other working capital components, excluding effects of acquisitions	(253.2)	(148.6)
Cash used in operating activities	(171.8)	(161.0)

Cash flows from investing activities
Additions to property, plant and equipment	(64.4)	(80.6)
Business acquisitions, net of cash acquired (Note 4)	(767.9)	-
Other, net	1.5	(7.9)
Cash used in investing activities	(830.8)	(88.5)

Cash flows from financing activities
Long-term borrowings	1,051.1	135.0
Repayments of long-term borrowings	(20.0)	(26.7)
Change in short-term borrowings	(1.5)	34.0
Debt issuance costs	(7.4)	-
Proceeds from issuance of common stock	9.3	10.8
Acquisitions of treasury stock	(36.1)	(2.1)
Common dividends	(10.2)	(11.1)
Other, net	3.0	-
Cash provided by financing activities	988.2	139.9

Effect of exchange rate changes on cash	0.3	(2.3)

Net change in cash and cash equivalents	(14.1)	(111.9)
Cash and cash equivalents - beginning of period	61.0	198.7
Cash and cash equivalents - end of period	$46.9	$86.8

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation and Subsidiaries
April 2, 2006

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 (annual report).

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

Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2003, 2004 and 2005. As a result, selling, general and administrative expenses were understated by $2.5 million, $2.3 million and $1 million in 2005, 2004 and 2003, respectively. Management has assessed the impact of these adjustments and does not believe these amounts are material, individually or in the aggregate, to any previously issued financial statements or to our expected full year results of operations for 2006. A cumulative $5.8 million out-of-period adjustment was included in selling, general and administrative expenses in the first quarter of 2006.

Prior to the adoption on January 1, 2006, of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” expense related to stock options was calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and therefore was not included in the consolidated statement of earnings. Ball’s earnings as reported in the first quarter of 2005 included after-tax stock-based compensation of $1.8 million compared to $2.5 million if the fair-value-based method had been used. The pro forma effect on diluted earnings per share of using the fair-value-based method was insignificant for the first quarter of 2005. Details about the company’s 2006 share-based compensation expense under SFAS No. 123 (revised 2004) are available in Note 14.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.	New Accounting Standards

In May 2005 the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting and reporting of a change in accounting principle and applies to all such voluntary changes unless otherwise provided in new standards. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS No. 154, which was effective for Ball beginning January 1, 2006, requires retroactive application to prior period financial statements. There was no effect on Ball’s consolidated financial statements in the first quarter of 2006 related to the adoption of SFAS No. 154.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	New Accounting Standards (continued)

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which was effective for Ball beginning January 1, 2006, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Upon the adoption of the standard, Ball has elected to use the modified prospective transition method and, at least initially, the Black-Scholes valuation model. The effects on the company’s consolidated financial statements of adopting SFAS No. 123 (revised 2004) are discussed in Note 14.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151, which was effective for inventory costs incurred by Ball beginning on January 1, 2006, did not have a significant impact on Ball’s consolidated financial statements.

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in five reportable segments:

Metal beverage packaging, Americas: Consists of operations in the U.S., Canada and Puerto Rico, which manufacture metal containers, primarily for use in beverage packaging.

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture metal food cans, aerosol cans, paint cans, custom and specialty cans, as well as plastic containers used for household products.

Plastic packaging, Americas: Consists of operations in the U.S. and Canada, which manufacture polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging.

Metal beverage packaging, Europe/Asia: Consists of operations in several countries in Europe and the People’s Republic of China (PRC), which manufacture and sell metal beverage containers in Europe and Asia, as well as plastic containers in Asia.

Aerospace and technologies: Consists of the manufacture and sale of aerospace and other related products and services used primarily in the defense, civil space and commercial space industries.

Prior periods have been conformed to the current presentation of segments. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Business Segment Information (continued)

Summary of Business by Segment	Three Months Ended
($ in millions)	April 2, 2006	April 3, 2005

Net Sales
Metal beverage packaging, Americas	$592.4	$544.1
Metal food & household products packaging, Americas	189.3	184.2
Plastic packaging, Americas	122.4	115.8
Metal beverage packaging, Europe/Asia	300.9	298.0
Aerospace and technologies	159.9	182.0
Net sales	$1,364.9	$1,324.1

Net Earnings
Metal beverage packaging, Americas	$54.5	$61.8
Metal food & household products packaging, Americas (a)	1.8	13.0
Plastic packaging, Americas	1.8	3.5
Metal beverage packaging, Europe/Asia	28.6	30.3
Aerospace and technologies	9.5	8.9
Segment earnings before interest and taxes	96.2	117.5
Corporate undistributed expenses, net	(14.6)	(6.6)
Earnings before interest and taxes	81.6	110.9
Interest expense	(23.3)	(25.8)
Tax provision	(16.7)	(29.8)
Minority interests	(0.2)	(0.2)
Equity in results of affiliates	3.2	3.5
Net earnings	$44.6	$58.6

($ in millions)	As of April 2, 2006	As of December 31, 2005
Total Assets
Metal beverage packaging, Americas	$1,752.2	$1,664.4
Metal food & household products packaging, Americas	1,259.2	445.1
Plastic packaging, Americas	532.9	320.9
Metal beverage packaging, Europe/Asia	2,234.9	2,122.6
Aerospace and technologies	259.8	253.1
Segment eliminations	(492.0)	(537.5)
Segment assets	5,547.0	4,268.6
Corporate assets, net of eliminations	27.6	74.8
Total assets	$5,574.6	$4,343.4

(a) Includes in 2006 a $2.1 million business consolidation charge discussed in Note 5.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for 758,961 common shares of Ball Corporation (valued at $44.28 per share for a total of $33.6 million). Contemporaneously with the acquisition, Ball refinanced $586.6 million of U.S. Can debt, including $26.2 million of bond redemption premiums and fees. The company refinanced the U.S. Can debt at significantly lower interest rates through the issuance of a new series of Ball Corporation senior notes and an increase in Ball Corporation bank debt under the new senior credit facilities put in place in the fourth quarter of 2005 (see Note 11). This acquisition will add to the company’s portfolio of rigid packaging products and provide a meaningful position in a sizeable product line. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now produces aerosol cans, paint cans, plastic containers and custom and specialty cans in 10 plants in the U.S. Aerosol cans are also produced in two manufacturing plants in Argentina. The newly acquired U.S. and Argentinean operations have annual sales of approximately $600 million. The acquired business is part of Ball’s metal food and household products packaging, Americas, segment and its results have been included since the date of acquisition. Ball also will realize over the next several years approximately $42 million of tax cash flow benefit related primarily to acquired net operating loss carryforwards.

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $180 million cash. The acquired assets included two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. This acquisition will strengthen the company’s PET plastic container business and will complement its food container business. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The Alcan operations acquired have annual sales of approximately $140 million. The operations are now part of Ball’s plastic packaging, Americas, segment and their results have been included since the date of acquisition.

The initial consideration for both transactions is subject to closing adjustments that should be finalized in the second quarter of 2006. The acquisitions have been accounted for as purchases and, accordingly, their results have been included in our consolidated financial statements from the acquisition dates.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions (continued)

Following is a summary of the net assets acquired, before final closing adjustments, using preliminary fair values. The valuation by management of certain assets, including identification and valuation of acquired intangible assets, and of liabilities, including development and assessment of associated costs of consolidation and integration plans, is still in process and therefore, the actual fair values may vary from the preliminary estimates. The company has engaged third party experts to value certain assets and liabilities including inventory, property, plant and equipment, intangible assets and pension and other post-retirement obligations.

($ in millions)	U.S. Can (Metal Food & Household Products Packaging, Americas)	Alcan (Plastic Packaging, Americas)	Total

Cash	$0.2	$-	$0.2
Property, plant and equipment	194.3	82.3	276.6
Goodwill	390.7	67.3	458.0
Other assets, primarily inventories and receivables	209.8	37.1	246.9
Liabilities assumed (excluding refinanced debt), primarily current	(174.8)	(6.7)	(181.5)
Net assets acquired	$620.2	$180.0	$800.2

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred as of January 1 in each of the periods presented. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of the results that may be obtained in the future.

	Three Months Ended
($ in millions, except per share amounts)	April 2, 2006	April 3, 2005

Net sales	$1,542.4	$1,516.3
Net earnings	43.4	66.5
Basic earnings per share	0.42	0.59
Diluted earnings per share	0.41	0.58

Pro forma adjustments primarily include the after-tax effects of: (1) increased interest expense related to incremental borrowings used to finance the acquisitions and (2) increased depreciation expense on plant and equipment based on increased fair values.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Business Consolidation Activities

2006 (First Quarter)

Metal Food & Household Products Packaging, Americas

The company recorded a pretax charge of $2.1 million ($1.4 million after tax) in the first quarter to permanently idle a metal food can production line in its Whitby, Ontario, plant. The charge was comprised of $0.6 million of employee termination costs, $0.7 million for equipment removal and other decommissioning costs and $0.8 million for impairment of plant equipment and related spares and tooling. Production from the line has ceased and other related activities are expected to be completed by the end of 2006.

2005 (Third and Fourth Quarters)

Metal Beverage Packaging, Americas

The company announced in the third quarter of 2005 the commencement of a project to upgrade and streamline its North American beverage can end manufacturing capabilities. The project is expected to be completed in 2008 and will result in productivity gains and cost reductions. A pretax charge of $19.3 million ($11.7 million after tax) was recorded in connection with this project.

Metal Food & Household Products Packaging, Americas

A pretax charge of $8.8 million ($5.9 million after tax) was recorded in the second quarter of 2005 in connection with the closure of a three-piece food can manufacturing plant in Quebec. The pretax charge included $3.2 million for employee severance, pension and other employee benefit costs and $5.6 million for decommissioning costs and the write-down to net realizable value of fixed assets and other costs. In the fourth quarter of 2005, the charge was partially offset by a $2.2 million gain ($1.5 million after tax) to adjust the Quebec plant land and building to net realizable value. The land and building were sold in April 2006 and, other than employee costs to be paid over future periods, the activities related to the plant closure have been concluded.

Summary

The following table summarizes the first quarter 2006 activity related to the 2006 and 2005 business consolidation activities:

($ in millions)	Fixed Assets/ Spare Parts	Employee Costs	Other	Total

Balance at December 31, 2005	$5.6	$10.0	$2.0	$17.6
Charge to earnings in first quarter 2006	0.8	0.6	0.7	2.1
Payments	-	(1.7)	(0.3)	(2.0)
Disposal of spare parts	(0.9)	-	-	(0.9)
Transfers to assets and liabilities to reflect estimated realizable values and foreign exchange effects	(0.2)	-	-	(0.2)
Balance at April 2, 2006	$5.3	$8.9	$2.4	$16.6

The carrying value of fixed assets remaining for sale in connection with business consolidation activities was $5.3 million at April 2, 2006.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $181.9 million at April 2, 2006, and $210 million at December 31, 2005.

7.	Inventories

($ in millions)	April 2, 2006	December 31, 2005

Raw materials and supplies	$319.1	$277.4
Work in process and finished goods	541.9	392.9
	$861.0	$670.3

8.	Property, Plant and Equipment

($ in millions)	April 2, 2006	December 31, 2005

Land	$88.6	$76.8
Buildings	735.6	702.3
Machinery and equipment	2,503.9	2,233.5
Construction in progress	170.6	140.8
	3,498.7	3,153.4
Accumulated depreciation	(1,677.6)	(1,596.8)
	$1,821.1	$1,556.6

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $51.8 million and $50.4 million for the three months ended April 2, 2006, and April 3, 2005, respectively.

On April 1, 2006, there was a fire in the metal beverage can plant in Hassloch, Germany, which damaged a significant portion of the building and machinery and equipment. A $34.7 million fixed asset write down was recorded in the first quarter of 2006, which represented the estimated impairment of the assets damaged as a result of the fire. The impairment charge was recorded in accumulated depreciation. We expect the insurance proceeds, which are based on replacement cost, to exceed the net book value of the damaged assets. However, as of April 2, 2006, we have only recorded a long-term receivable equal to the amount of the fixed asset impairment charge. No gain has been recorded in the first quarter as result of the fire. Business interruption recoveries and any gain as a result of the excess of insurance proceeds on the property, plant and equipment over the impairment charge will be recognized in future applicable periods as replacement costs and reimbursement amounts are finalized with the insurance company.

The remaining change in the net property, plant and equipment balance is the result of business acquisitions (see Note 4), capital spending and changes in foreign exchange rates, offset by depreciation.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Total

Balance at December 31, 2005	$279.4	$28.2	$33.2	$917.8	$1,258.6
Business acquisitions (Note 4) and purchase accounting adjustments	-	390.7	67.9	-	458.6
Effects of foreign currency exchange rates	-	-	0.1	21.1	21.2
Balance at April 2, 2006	$279.4	$418.9	$101.2	$938.9	$1,738.4

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

10.	Intangibles and Other Assets

($ in millions)	April 2, 2006	December 31, 2005

Investments in affiliates	$69.0	$65.4
Prepaid pension and related intangible assets	43.7	42.3
Intangibles (net of accumulated amortization of $55.8 at April 2, 2006, and $52.6 at December 31, 2005)	40.9	43.1
Deferred tax asset	80.5	40.7
Insurance recoveries (Note 8)	34.7	-
Other	148.4	110.9
	$417.2	$302.4

Total amortization expense of intangible assets amounted to $2.8 million and $3 million for the first three months of 2006 and 2005, respectively.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Debt and Interest Costs

Long-term debt consisted of the following:

	April 2, 2006			December 31, 2005
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $3.6 in 2006 and $3.8 in 2005)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.9 in 2006)		$450.0	450.0		-	-
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	85.0	147.6	₤	85.0	146.2
Term B Loan, euro denominated		€350.0	424.2		€350.0	414.4
Term C Loan, Canadian dollar denominated	C$	149.0	127.6	C$	165.0	141.9
Term D Loan, U.S. dollar denominated		$500.0	500.0		-	-
U.S. dollar multi-currency revolver borrowings		$150.0	150.0		$60.0	60.0
Euro multi-currency revolver borrowings		€70.0	84.9		€50.0	59.2
British sterling multi-currency revolver borrowings	₤	20.0	34.7	₤	22.0	37.9
Canadian dollar multi-currency revolver borrowings		-	-	C$	14.0	12.0
European Bank for Reconstruction and Development Loans
Floating rates due October 2009		€20.0	24.3		€20.0	23.7
Industrial Development Revenue Bonds
Floating rates due through 2015		$20.0	20.0		$16.0	16.0
Other		Various	32.2		Various	21.6
			2,545.5			1,482.9
Less: Current portion of long-term debt			(11.8)			(9.6)
			$2,533.7			$1,473.3

On March 27, 2006, Ball expanded its senior secured credit facilities with the addition of a new $500 million Term D Loan facility due in installments through October 2011. Also on March 27, 2006, Ball issued at a price of 99.799% $450 million of new 6.625% senior notes (effective yield to maturity of 6.65 percent) due in March 2018. The proceeds from these financings were used to refinance existing U.S. Can debt with Ball Corporation debt at lower interest rates, acquire certain North American plastic container net assets from Alcan and reduce seasonal working capital debt.

At April 2, 2006, approximately $433 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $260 million at April 2, 2006, of which $107.2 million was outstanding and due on demand.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Debt and Interest Costs (continued)

The notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. The notes payable also contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20 contains unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

The company was in compliance with all loan agreements at April 2, 2006, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Income Taxes

As previously reported in the company’s 2005 annual report, in connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2003, the IRS has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 19 years. Ball believes that its interest deductions will be sustained as filed and, therefore, no provision for loss has been accrued. The IRS’s proposed adjustments would result in an increase in taxable income for the years 1999 through 2003 of $46.7 million and a corresponding increase in taxable income for subsequent tax years 2004 and 2005 in the amount of $20.2 million with a corresponding increase in aggregate tax expense of approximately $27 million plus any related interest expense and penalties. The examination reports for the 2000 to 2003 examinations have been forwarded to the appeals division of the IRS, and no further action has taken place to change Ball’s position.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Employee Benefit Obligations

($ in millions)	April 2, 2006	December 31, 2005

Total defined benefit pension liability	$556.7	$529.9
Less current portion	(12.8)	(39.2)
Long-term defined benefit pension liability	543.9	490.7
Retiree medical and other post-employment benefits	172.5	141.1
Deferred compensation plans	132.3	130.4
Other	15.1	22.0
	$863.8	$784.2

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	April 2, 2006			April 3, 2005
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$7.1	$2.2	$9.3	$6.0	$2.2	$8.2
Interest cost	10.9	6.5	17.4	10.0	7.3	17.3
Expected return on plan assets	(12.0)	(3.8)	(15.8)	(11.5)	(3.7)	(15.2)
Amortization of prior service cost	1.3	(0.1)	1.2	1.2	−	1.2
Recognized net actuarial loss	4.9	0.8	5.7	3.9	0.5	4.4
Net periodic benefit cost	$12.2	$5.6	$17.8	$9.6	$6.3	$15.9

Contributions to the company’s defined benefit pension plans were $12.3 million in the first three months of 2006. The total contributions to these funded plans are expected to be approximately $76 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2006.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b) (net of tax)	Accumulated Other Comprehensive Loss

December 31, 2005	$74.6	$(169.9)	$(5.4)	$(100.7)
Change	9.0	-	(1.9)	7.1
April 2, 2006	$83.6	$(169.9)	$(7.3)	$(93.6)

(a)	The minimum pension liability is adjusted annually as of December 31.
(b)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended
($ in millions)	April 2, 2006	April 3, 2005

Net earnings	$44.6	$58.6
Foreign currency translation adjustment	9.0	(29.1)
Effect of derivative instruments	(1.9)	2.7
Comprehensive earnings	$51.7	$32.2

Stock-Based Compensation Programs

Effective January 1, 2006, Ball adopted SFAS No. 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. The new standard establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. The major differences for Ball are that (1) expense is now recorded in the consolidated statement of earnings for the fair value of new stock option grants and nonvested portions of grants made prior to January 1, 2006, and (2) the company’s deposit share program (discussed below) is no longer a variable plan that is marked to current market value each month through earnings. Upon adoption of SFAS No. 123 (revised 2004), Ball has chosen to use the modified prospective transition method and, at least initially, the Black-Scholes valuation model.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

The company has shareholder approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant. The options terminate 10 years from the date of grant. There were no stock options granted during the quarter ended April 2, 2006. A summary of stock option activity for the three months ended April 2, 2006, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	4,811,602	$21.68	954,195	$9.41
Exercised	(263,331)	14.63	-
Canceled/forfeited	(5,975)	30.05	(5,975)	9.54
End of period	4,542,296	22.08	948,220	9.40

Vested and exercisable, end of period	3,594,076	20.08
Reserved for future grants	7,051,104

The weighted average remaining contractual term for all options outstanding at April 2, 2006, was six years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $98.8 million. The weighted average remaining contractual term for options vested and exercisable at April 2, 2006, was 5.6 years and the aggregate intrinsic value was $85.4 million. The company received $3.9 million from options exercised during the three months ended April 2, 2006. The intrinsic value associated with these exercises was $7.6 million and the associated tax benefit of $3 million was reported as other financing activities in the consolidated statement of cash flows. No options were vested or granted during the quarter ended April 2, 2006.

In addition to stock options, the company issues to certain employees restricted shares which vest over various periods but generally in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date. The adoption of SFAS No. 123 (revised 2004) did not change the accounting for compensation cost for the company’s normal restricted share program.

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Through December 31, 2005, under the principles of APB Opinion 25, this plan was accounted for as a variable plan where compensation expense was recorded based upon the current market price of the company’s common stock until restrictions lapsed. Upon adoption of SFAS No. 123 (revised 2004) on January 1, 2006, grants under the plan are accounted for as equity awards and compensation expense is now recorded based upon the fair value of the shares at the grant date.

For the three months ended April 2, 2006, the company recognized pretax expense of $3.1 million ($1.9 million after tax) for share-based compensation arrangements, which represented $0.02 per basic and diluted share. At April 2, 2006, there was $19.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted-average period of 2.6 years.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

	Three Months Ended
($ in millions, except per share amounts)	April 2, 2006	April 3, 2005

Diluted Earnings per Share:
Net earnings	$44.6	$58.6

Weighted average common shares (000s)	103,245	111,628
Effect of dilutive stock options	1,808	2,408
Weighted average shares applicable to diluted earnings per share	105,053	114,036

Diluted earnings per share	$0.43	$0.51

All of the company’s outstanding options have been included in the diluted earnings per share calculation for the first quarters of 2006 and 2005 because they were dilutive (i.e., the exercise price was lower than the average closing market price of common stock for the period). Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

16.	Contingencies

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

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003 and nearly all retailers stopped carrying beverages in non-refillable containers. During 2003 and 2004, we responded to the resulting lower demand for beverage cans by reducing production at our German plants, implementing aggressive cost reduction measures and increasing exports from Germany to other countries in the region served by Ball Packaging Europe. We also closed a plant in the United Kingdom, shut down a production line in Germany, delayed capital investment projects in France and Poland and converted one of our steel can production lines in Germany to aluminum in order to facilitate additional can exports from Germany. In 2004 the German parliament adopted a new packaging ordinance, imposing a 25 eurocent deposit on all one-way glass, PET and metal containers for water, beer and carbonated soft drinks. As of May 1, 2006, all retailers must redeem all returned one-way containers as long as they sell such containers. Major retailers in Germany have begun the process of implementing a returnable system for one-way containers since they, along with fillers, now appear to accept the deposit. The retailers and the filling and packaging industries have formed a committee to design a nationwide recollection system and several retailers have begun to order reverse vending machines in order to streamline the recollection system.

Ball Corporation and Subsidiaries
April 2, 2006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Indemnifications and Guarantees

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

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Foreign tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreement and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreement, or under the applicable tranche. The company is not in default under the above notes or credit facilities.

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders which would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (see Note 6). The company, the relevant subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage and food producers and producers of household use products with which we or the companies we have acquired have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage and food companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our long-term relationships and contracts mitigate these risks.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing. In 2005 we commenced a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that will result in productivity gains and cost reductions. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing (excluding the effects of the German mandatory deposit discussed in Note 16 to the consolidated financial statements) and are expected to continue to grow. We are capitalizing on this growth by continuing to reconfigure some of our European can manufacturing lines and by having constructed a new beverage can manufacturing plant in Belgrade, Serbia.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the ever-expanding needs of our beverage and food customers. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance.

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

RECENT DEVELOPMENTS

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for 758,961 common shares of Ball Corporation (valued at $44.28 per share for a total of $33.6 million). Contemporaneously with the acquisition, Ball refinanced $586.6 million of U.S. Can debt, including $26.2 million of bond redemption premiums and fees. This acquisition adds to the company’s portfolio of rigid packaging products and provides a meaningful position in a sizeable product line. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now manufactures aerosol cans, paint cans, plastic containers and custom and specialty cans in 10 plants in the U.S. Aerosol cans are also produced in two manufacturing plants in Argentina. The newly acquired U.S. and Argentinean operations have annual sales of approximately $600 million. The acquired business is part of Ball’s metal food and household products packaging, Americas, segment and its results have been included since the date of acquisition. Ball also will realize over the next several years approximately $42 million of tax cash flow benefit related to acquired net operating loss carryforwards.

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $180 million cash. This acquisition will strengthen the company’s PET plastic container business and will complement its food container business. The acquired assets included two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The Alcan operations acquired have annual sales of approximately $140 million. The operations are now part of Ball’s plastic packaging, Americas, segment and their results have been included since the date of acquisition.

The initial consideration for both transactions is subject to closing adjustments that should be finalized in the second quarter of 2006.

The company refinanced U.S. Can’s debt at significantly lower interest rates through the issuance by Ball Corporation of $450 million of new senior notes and a $500 million increase in bank debt under the new senior credit facilities put in place in the fourth quarter of 2005. The proceeds of these financings were also used to acquire the Alcan operations and to reduce seasonal working capital debt.

CONSOLIDATED SALES AND EARNINGS

The company has determined that it has five reportable segments organized along a combination of product lines and geographic areas: (1) metal beverage packaging, Americas, (2) metal food and household products packaging, Americas, (3) plastic packaging, Americas, (4) metal beverage packaging, Europe/Asia and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture metal container products used primarily in beverage packaging. This segment accounted for 43 percent of consolidated net sales in the first three months of 2006 (41 percent in 2005). Sales were 9 percent higher in 2006 than in 2005 as a result of higher sales volumes and prices. Higher selling prices are primarily the result of higher raw material costs passed through to our customers. Sales in the first quarter of 2005 were also negatively affected by poor weather and general softness in the beer and soft drink markets.

Segment earnings of $54.5 million in the first quarter of 2006 were lower than the prior year earnings of $61.8 million. Contributing to the lower earnings were higher energy and freight costs, which began to escalate in the second quarter of 2005, and which have not been fully passed through in selling prices.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions. During the first quarter of 2006, we completed the conversion of a line in our Monticello, Indiana, plant from 12-ounce can manufacturing to a line capable of producing other sizes.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. With the acquisition of U.S. Can (discussed in the “Recent Developments” section), the segment has added to its metal food can manufacturing the production of aerosol cans, paint cans, certain plastic containers and custom and specialty cans.

Segment sales in the first quarter of 2006 comprised 14 percent of consolidated net sales (14 percent in 2005). This percentage is expected to grow in 2006 as a result of the U.S. Can acquisition. First quarter 2006 sales were 3 percent higher than in the first quarter of 2005 due to the pass through of higher raw material costs and the inclusion of one week’s sales from the acquisition, offset by lower volumes. Higher volumes in the first quarter of 2005 included pre-buying by our customers in anticipation of announced steel price increases.

Segment earnings were $1.8 million in the first quarter of 2006 compared to $13 million in the same period last year. The first quarter of 2006 included a pretax charge of $2.1 million ($1.4 million after tax) for employee benefit and decommissioning costs related to the shut down of a metal food can manufacturing line in Ball’s Whitby, Ontario, plant. While higher manufacturing, freight, utility and other direct material costs contributed to lower segment earnings in 2006, the first quarter of 2005 was an unusually profitable quarter as a result of the pre-buying by customers in anticipation of announced steel price increases.

Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging. Segment sales, which accounted for 9 percent of consolidated net sales in the first quarter of 2006 (9 percent in 2005), were 6 percent higher than in the same period in 2005. The segment sales increase in the first quarter was related to higher plastic bottle volumes and the pass through to our customers of higher raw material costs. We continue to focus development efforts in the custom hot-fill and beer container markets.  Segment earnings of $1.8 million in the first three months of 2006 were lower than 2005 earnings of $3.5 million, primarily as a result of energy cost increases and the timing of resin cost increases.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment includes metal beverage packaging products manufactured and sold in Europe and Asia as well as plastic containers manufactured and sold in Asia. This segment accounted for 22 percent of consolidated net sales in the first three months of 2006 (22 percent in 2005). Segment sales in the first quarter of 2006 were essentially flat compared to the prior year, with higher sales volumes in Europe and Asia being offset by the impact of weakened foreign currency exchange rates. Segment earnings were $28.6 million in the first three months of 2006 compared to $30.3 million in 2005. The first quarter of 2005 included a $3.4 million expense for the write off of the remaining carrying value of an equity investment in the PRC. Segment earnings in 2006 were lower than in 2005 due to higher raw material, freight and energy costs, and price compression in the PRC, partially offset by effective manufacturing cost controls. In addition, first quarter 2006 earnings were negatively affected compared to 2005 by approximately $2 million impact from the weakened euro against the U.S. dollar. We are implementing cost recovery surcharges with our European customers to help offset increases in metal, energy and other costs.

On April 1, 2006, there was a fire in a metal beverage can plant in Hassloch, Germany, which damaged a significant portion of the building and machinery and equipment. While the company currently believes that it will be able to support its customers’ needs in the very near term, it is too early to predict the disruption this may have on the company’s business, particularly during the summer months. A $34.7 million fixed asset write down was recorded in the first quarter of 2006, which represented the estimated impairment of the assets damaged as a result of the fire. We expect the insurance proceeds, which are based on replacement cost, to exceed the net book value of the damaged assets. However, as of April 2, 2006, we have only recorded a long-term receivable equal to the amount of the fixed asset impairment charge. No gain has been recorded in the first quarter as a result of the fire. Business interruption recoveries and any gain as a result of the excess of proceeds on the property, plant and equipment over the impairment charge will be recognized in future applicable periods as replacement costs and reimbursement amounts are finalized with the insurance company.

Aerospace and Technologies

Aerospace and technologies segment sales, which represented 12 percent of consolidated net sales in the first quarter of 2006 (14 percent in 2005), were 12 percent lower than in 2005 due largely to contracts being completed during the quarter, as well as the impact of government funding reductions and program delays. Segment earnings were $9.5 million in the first three months of 2006 compared to $8.9 million in 2005, which included an expense of $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. That investment was sold in October 2005. Earnings in the first quarter of 2006 were negatively affected by the lower sales due to program delays and increased nonrecoverable pension costs.

In March 2006 Ball was selected as prime contractor by the U.S. Air Force Space and Missile Systems Center for the Space Test Program’s Standard Interface Vehicle. The goal of this program is to decrease the cost and increase the flexibility of small satellites used for defense missions. Ball and its teammates will provide a small spacecraft valued at approximately $26 million, with an option for up to five additional spacecraft.

Contracted backlog in the aerospace and technologies segment at April 2, 2006, was $773 million compared to a backlog of $761 million at December 31, 2005. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative expenses were $70.6 million in the first quarter of 2006 compared to $63 million for the same period in 2005. Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2003, 2004 and 2005. Since the amounts were not material, individually or in the aggregate, to any previously issued financial statements or to our expected full year results of operations for 2006, a cumulative $5.8 million out-of-period adjustment has been included in selling, general and administrative expenses in the first quarter of 2006.

The first quarter of 2005 included $7.2 million for the write down of PRC and aerospace equity investments. While similar charges did not occur in 2006, other costs were higher in 2006 compared to 2005, none of which were individually significant.

Interest and Taxes

Consolidated interest expense was $23.3 million for the first three months of 2006 compared to $25.8 million in the same period of 2005. The lower expense in 2006 was due to the replacement of some higher cost debt in the U.S. with lower cost debt in Europe and Canada.

The consolidated effective income tax rate was approximately 29 percent for the first three months of 2006 compared to 35 percent for the same period in 2005. The tax rate was higher in 2005 primarily due to the fact that no benefit was provided in respect of the equity investment write downs in the first quarter of 2005. The $3.8 million write down of the aerospace investment is not tax deductible while the realization of tax deductibility of the $3.4 million PRC write down, which will be a capital loss, is not reasonably assured as the company does not have, nor does it anticipate, any capital gains to utilize the losses. In addition, the 2006 effective tax rate was lower due primarily to a $1.4 million tax benefit recorded as a result of the settlement of certain tax matters.

There has been no change in connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2003 that would impact Ball’s position that it will sustain its deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 19 years. Therefore, no provision for loss has been accrued for the IRS’s proposed disallowance. The total potential liability for the audited years 1999 through 2003 and unaudited years 2004 through 2005 is approximately $27 million, excluding related penalties and interest. See Note 12 to the consolidated financial statements within Item 1 of this report for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Cash flow used in operations was $171.8 million in the first three months of 2006 compared to $161 million in the first three months of 2005. The first quarter of 2005 included $108.5 million for the prepayment of a common stock repurchase agreement, which was used to acquire shares in the second quarter of that year. Negatively impacting 2006 cash flow from operations were lower earnings and higher working capital levels in Europe and aerospace and technologies compared to the prior year. The changes in these working capital items reflected seasonality and timing of customer purchases.

Based on information currently available, we estimate 2006 capital spending to be approximately $300 million compared to 2005 spending of $291.7 million. The 2006 estimate includes capital spending related to the acquired plants but excludes spending for the replacement of the fire-damaged assets in Germany which is expected to be covered by insurance proceeds.

Debt Facilities and Refinancing

Interest-bearing debt increased to $2,652.7 million at April 2, 2006, compared to $1,776 million at December 31, 2005. This increase includes the issuance by Ball Corporation of $450 million of 6.625% senior notes due in 2018 and a $500 million increase in bank debt under Ball Corporation’s new senior credit facilities put in place in the fourth quarter of 2005. The proceeds from these financings were used to refinance existing U.S. Can debt at lower interest rates, acquire certain assets of Alcan and reduce seasonal working capital debt.

We intend to emphasize debt reduction during the remainder of 2006 and, subject to foreign currency exchange rate fluctuations, expect to end the year with debt $350 million to $400 million lower than at April 2, 2006. Our stock repurchase program, net of issuances, is expected to be less than $50 million in 2006 compared to $358.1 million in 2005.

At April 2, 2006, approximately $433 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $259.6 million at the end of the first quarter, of which $107.2 million was outstanding.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards No. 140. Net funds received from the sale of the accounts receivable totaled $181.9 million at April 2, 2006, and $210 million at December 31, 2005.

The company was in compliance with all loan agreements at April 2, 2006, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Other Liquidity Items

Maturities on the debt issued in connection with the acquisitions in March are expected to be $12.5 million, $50 million, $62.5 million, $150 million and $225 million for the years ended December 31, 2007 through 2011, respectively, and $450 million in 2018. The company is currently in the process of evaluating the effects the acquisitions will have on its purchase obligations and operating lease commitments.

Contributions to the company’s defined benefit plans are expected to be approximately $76 million in 2006. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2006 and revised estimates of 2006 full-year cash flows.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 16 and 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and end sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms may include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk.

Most of the plastic packaging, Americas, sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Many of our metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. We anticipate we will be able to pass through the majority of the steel price increases that occur in 2006.

In Europe and Asia the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company also uses forward and option contracts as cash flow hedges to minimize the company’s exposure to significant price changes for those sales contracts where there is not a pass-through arrangement.  Despite these efforts, the rapid and unprecedented increase in the price of alumium in recent months is expected to cause margin compression in our metal beverage container business in the PRC during the balance of 2006.

Outstanding derivative contracts at the end of the first quarter 2006 expire within two years. Included in shareholders’ equity at April 2, 2006, within accumulated other comprehensive loss, is approximately $11.8 million of net loss associated with these contracts, of which $11.9 million of net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains and/or losses on these derivative contracts will be offset by higher and/or lower costs on metal purchases.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s metal prices could result in an estimated $6 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $13.2 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for utilities such as natural gas and electricity. A hypothetical 10 percent increase in our utility prices could result in an estimated $8.3 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at April 2, 2006, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Swap agreements expire at various times within the next 10 years. Approximately $1.9 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive loss at April 2, 2006, $0.3 million of which is expected to be recognized in the consolidated statement of earnings by the end of 2006.

Based on our interest rate exposure at April 2, 2006, assumed floating rate debt levels through the first quarter of 2007 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $7.7 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the first quarter 2006 expire within one year. At April 2, 2006, there were no amounts included in accumulated other comprehensive income for these items.

Considering the company’s derivative financial instruments outstanding at April 2, 2006, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $21.4 million after-tax reduction of net earnings over a one-year period. This amount includes the $13.2 million currency exposure discussed above in the “Commodity Price Risk” section. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.	CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in an evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective to ensure that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

During the quarter, there was no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting except for the acquisition of certain operations of U.S. Can Corporation (U.S. Can) on March 27, 2006 and certain assets of Alcan Packaging (Alcan) on March 28, 2006. (Additional details are available in Note 4 to the consolidated financial statements within Item 1 of this report.) As a result of these acquisitions, the company has included our recently acquired U.S. Can and Alcan operations within its system of internal controls over financial reporting. Pursuant to rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the controls for these acquired operations are required to be evaluated and tested by the end of 2007.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand; loss of one or more major customers or suppliers or changes to contracts with one or more customers or suppliers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation of certain currencies; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental and workplace safety; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the businesses recently acquired from the shareholders of U.S. Can and from Alcan Packaging; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; changes in the company’s pension plans; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes on certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. A trial date is set for May 7, 2007. Discovery is continuing in the case. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, on November 21, 2005, Ball Plastic Container Corp. (BPCC), a wholly owned subsidiary of the company, was served with a complaint filed by Constar International Inc. (Constar) in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that the manufacture and sale of plastic bottles having oxygen barrier properties infringes certain claims of a Constar U.S. patent. Constar also sued Honeywell International Inc., the supplier of the oxygen barrier material to BPCC. The complaint seeks monetary damages, fees and declaratory and injunctive relief. BPCC has formally denied the allegations of the complaint. A trial date is set for October 6, 2006. Discovery is continuing in the case. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or the financial condition of the company.

Item 1A. Risk Factors

There can be no assurance that U.S. Can and Alcan, or any acquisition, will be successfully integrated into the acquiring company (see Note 4 to the consolidated financial statements within Item 1 of this report for details of the recent Ball acquisitions).

While we have what we believe to be well designed integration plans, if we cannot successfully integrate U.S. Can’s and Alcan’s operations with those of Ball, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:
  demands on management related to the increase in our size after the acquisition;
  the diversion of management’s attention from the management of daily operations to the integration of operations;
  difficulties in the assimilation and retention of employees;
  difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies; and
  expenses of any undisclosed or potential legal liabilities.
Prior to the acquisitions, Ball, U.S. Can and Alcan operated as separate entities. We may not be able to achieve potential synergies or maintain the levels of revenue, earnings or operating efficiency that each entity had achieved or might achieve separately. The successful integration of U.S. Can’s and Alcan’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and, to some degree, to eliminate redundant and excess costs.

Other risk factors can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended April 2, 2006.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1 to February 5, 2006	4,702		$41.77	4,702	11,990,292
February 6 to March 5, 2006	61,016		$42.60	61,016	11,929,276
March 6 to April 2, 2006	756,684		$43.97	756,684	11,172,592
Total	822,402	(a)	$43.85	822,402

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended April 2, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended April 2, 2006.

Item 5.    Other Information

There were no events required to be reported under Item 5 for the quarter ended April 2, 2006.

Item 6.	Exhibits

20	Subsidiary Guarantees of Debt

31
Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Executive Vice President and Chief Financial Officer of Ball Corporation

32
Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Executive Vice President and Chief Financial Officer of Ball Corporation

99	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	May 10, 2006

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
April 2, 2006

EXHIBIT INDEX

Description	Exhibit

Subsidiary Guarantees of Debt (Filed herewith.)	EX-20

Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Executive Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)
EX-31

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation and by Raymond J. Seabrook, Executive Vice President and Chief Financial Officer of Ball Corporation (Furnished herewith.)
EX-32

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended (Filed herewith.)	EX-99