Form 10-Q
period 2006-07-02
BALL CORP
filed 2006-08-09
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006

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
Large accelerated filer ☒      Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, without par value	104,204,578 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended July 2, 2006

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net sales	$1,842.5	$1,552.0	$3,207.4	$2,876.1

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,550.0	1,300.2	2,706.3	2,396.9
Depreciation and amortization (Notes 8 and 10)	64.9	53.0	119.5	106.4
Business consolidation costs (gains) (Note 5)	(0.4)	8.8	1.7	8.8
Property insurance gain (Note 5)	(74.1)	–	(74.1)	–
Selling, general and administrative (Note 1)	73.5	58.5	143.8	121.6
	1,613.9	1,420.5	2,897.2	2,633.7

Earnings before interest and taxes	228.6	131.5	310.2	242.4

Interest expense	37.6	24.3	60.9	50.1

Earnings before taxes	191.0	107.2	249.3	192.3
Tax provision (Note 12)	(63.0)	(32.9)	(79.7)	(62.7)
Minority interests	(0.2)	(0.3)	(0.4)	(0.5)
Equity results in affiliates	4.9	5.0	8.1	8.5

Net earnings	$132.7	$79.0	$177.3	$137.6

Earnings per share (Note 15):
Basic	$1.28	$0.72	$1.71	$1.24
Diluted	$1.26	$0.71	$1.69	$1.22

Weighted average common shares outstanding (in thousands) (Note 15):
Basic	103,655	109,526	103,449	110,589
Diluted	105,205	111,483	105,133	112,680

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	July 2, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$52.5	$61.0
Receivables, net (Note 6)	770.7	376.6
Inventories, net (Note 7)	830.3	670.3
Deferred taxes, prepaids and other current assets	139.0	117.9
Total current assets	1,792.5	1,225.8

Property, plant and equipment, net (Notes 5 and 8)	1,831.4	1,556.6
Goodwill (Notes 4 and 9)	1,710.0	1,258.6
Intangibles and other assets, net (Note 10)	518.9	302.4
Total Assets	$5,852.8	$4,343.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$133.9	$116.4
Accounts payable	691.6	552.4
Accrued employee costs	177.2	198.4
Income taxes payable (Note 12)	127.0	127.5
Other current liabilities	210.8	181.3
Total current liabilities	1,340.5	1,176.0

Long-term debt (Note 11)	2,513.0	1,473.3
Employee benefit obligations (Note 13)	846.7	784.2
Deferred taxes and other liabilities (Note 12)	97.5	69.5
Total liabilities	4,797.7	3,503.0

Contingencies (Note 16)
Minority interests	4.8	5.1

Shareholders’ equity (Note 14)
Common stock (159,548,711 shares issued - 2006; 158,382,813 shares issued - 2005)	685.2	633.6
Retained earnings	1,384.6	1,227.9
Accumulated other comprehensive loss	(58.0)	(100.7)
Treasury stock, at cost (54,975,417 shares - 2006; 54,182,655 shares - 2005)	(961.5)	(925.5)
Total shareholders’ equity	1,050.3	835.3
Total Liabilities and Shareholders’ Equity	$5,852.8	$4,343.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

($ in millions)	Six Months Ended
	July 2, 2006	July 3, 2005
Cash Flows from Operating Activities
Net earnings	$177.3	$137.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	119.5	106.4
Property insurance gain (Note 5)	(74.1)	–
Business consolidation costs (Note 5)	1.7	8.8
Deferred taxes	14.3	(20.6)
Other, net	(29.3)	2.4
Changes in other working capital components, excluding effects of acquisitions	(275.6)	(164.4)
Cash provided by (used in) operating activities	(66.2)	70.2

Cash Flows from Investing Activities
Additions to property, plant and equipment	(127.5)	(148.3)
Business acquisitions, net of cash acquired (Note 4)	(785.4)	–
Property insurance proceeds (Note 5)	32.4	–
Other, net	8.6	(9.5)
Cash used in investing activities	(871.9)	(157.8)

Cash Flows from Financing Activities
Long-term borrowings	1,049.1	145.4
Repayments of long-term borrowings	(66.8)	(45.8)
Change in short-term borrowings	2.7	58.4
Debt issuance costs	(8.3)	–
Proceeds from issuance of common stock	19.2	20.1
Acquisitions of treasury stock	(50.7)	(188.1)
Common dividends	(20.7)	(21.8)
Other, net	4.3	(0.2)
Cash provided by (used in) financing activities	928.8	(32.0)

Effect of exchange rate changes on cash	0.8	(3.4)

Change in cash and cash equivalents	(8.5)	(123.0)
Cash and Cash Equivalents — Beginning of Year	61.0	198.7
Cash and Cash Equivalents — End of Period	$52.5	$75.7

See accompanying notes to unaudited condensed consolidated financial statements.

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

Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2003, 2004 and 2005. As a result, selling, general and administrative expenses were understated by $2.5 million, $2.3 million and $1 million in 2005, 2004 and 2003, respectively. Management has assessed the impact of these adjustments and does not believe these amounts are material, individually or in the aggregate, to any previously issued financial statements or to our expected full year results of operations for 2006. A cumulative $5.8 million pretax out-of-period adjustment was included in selling, general and administrative expenses in the first quarter of 2006.

Prior to the adoption on January 1, 2006, of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” expense related to stock options was calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and therefore was not included in the consolidated statement of earnings. Ball’s earnings as reported in the second quarter and first six months of 2005 included after-tax stock-based compensation of $0.6 million and $2.4 million, respectively, compared to $2.7 million and $5.2 million for the same periods in 2005, respectively, if the fair-value-based method had been used. On a pro forma basis, both basic and diluted earnings per share would have been $0.02 and $0.03 lower for the quarter and six months ended July 3, 2005, respectively. Details about the company’s 2006 share-based compensation expense under SFAS No. 123 (revised 2004) are available in Note 14.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	New Accounting Standards (continued)

transition method and, at least initially, the Black-Scholes valuation model. The effects on the company’s consolidated financial statements of adopting SFAS No. 123 (revised 2004) are discussed in Note 14.

In June 2006 the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for Ball beginning January 1, 2007, and the company is currently evaluating the impact this standard will have on its consolidated financial statements.

In March 2006 the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 06-3 for how taxes collected from customers and remitted to governmental authorities should be presented in a company’s income statement (a gross presentation) or only in its balance sheet (a net presentation). The decision, which is effective for Ball’s reporting after January 1, 2007, requires a company to disclose its policy for recording and reporting such taxes (gross or net) and, if on a gross basis, the amounts that are included in revenues and costs in the statement of earnings. Ball’s current policy is to record taxes collected from customers as liabilities on its balance sheet and not in its statement of earnings.

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in five reportable segments:

Metal beverage packaging, Americas: Consists of operations in the U.S., Canada and Puerto Rico, which manufacture and sell metal containers, primarily for use in beverage packaging.

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans, custom and specialty cans, as well as plastic containers used for household products.

Plastic packaging, Americas: Consists of operations in the U.S. and Canada, which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

Summary of Business by Segment
	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Sales
Metal beverage packaging, Americas	$740.6	$664.5	$1,333.0	$1,208.6
Metal beverage packaging, Europe/Asia	433.8	394.3	734.7	692.3
Metal food & household products packaging, Americas	314.2	179.1	503.5	363.3
Plastic packaging, Americas	178.5	133.4	300.9	249.2
Aerospace and technologies	175.4	180.7	335.3	362.7
Net sales	$1,842.5	$1,552.0	$3,207.4	$2,876.1

Net Earnings
Metal beverage packaging, Americas	$67.4	$67.4	$121.9	$129.2

Metal beverage packaging, Europe/Asia	68.4	58.2	97.0	88.5
Property insurance gain (Note 5)	74.1	–	74.1	–
Total metal beverage packaging, Europe/Asia	142.5	58.2	171.1	88.5

Metal food & household products packaging, Americas	12.4	2.8	16.3	15.8
Business consolidation gains (costs) (Note 5)	0.4	(8.8)	(1.7)	(8.8)
Total metal food & household products packaging, Americas	12.8	(6.0)	14.6	7.0

Plastic packaging, Americas	7.4	4.7	9.2	8.2
Aerospace and technologies	8.3	14.9	17.8	23.8
Segment earnings before interest and taxes	238.4	139.2	334.6	256.7
Corporate undistributed expenses, net	(9.8)	(7.7)	(24.4)	(14.3)
Earnings before interest and taxes	228.6	131.5	310.2	242.4
Interest expense	(37.6)	(24.3)	(60.9)	(50.1)
Tax provision	(63.0)	(32.9)	(79.7)	(62.7)
Minority interests	(0.2)	(0.3)	(0.4)	(0.5)
Equity in results of affiliates	4.9	5.0	8.1	8.5
Net earnings	$132.7	$79.0	$177.3	$137.6

($ in millions)	As of July 2, 2006	As of December 31, 2005
Total Assets
Metal beverage packaging, Americas	$1,747.4	$1,664.4
Metal beverage packaging, Europe/Asia	2,430.0	2,122.6
Metal food & household products packaging, Americas	1,273.4	445.1
Plastic packaging, Americas	549.1	320.9
Aerospace and technologies	277.1	253.1
Segment eliminations	(644.6)	(537.5)
Segment assets	5,632.4	4,268.6
Corporate assets, net of eliminations	220.4	74.8
Total assets	$5,852.8	$4,343.4

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Acquisitions

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for consideration of 758,981 common shares of Ball Corporation (valued at $44.28 per share for a total of $33.6 million). A final purchase price adjustment of $13.9 million for working capital and debt levels reduced the number of shares to 444,690 shares. The remaining 314,291 shares are due to be returned to the company during the third quarter of 2006. The acquisition balance sheet was adjusted as of July 2, 2006, to reflect the purchase price adjustment; however, the outstanding shares did not reflect the purchase price share adjustment as the shares had not yet been returned to the company. In connection with the acquisition, Ball also refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years expects to realize approximately $42 million for acquired net operating tax loss carryforwards. The company refinanced the U.S. Can debt at significantly lower interest rates through the issuance of a new series of Ball Corporation senior notes and an increase in Ball Corporation bank debt under the new senior credit facilities put in place in the fourth quarter of 2005 (see Note 11). This acquisition added to the company’s portfolio of rigid packaging products and provides a meaningful position in a sizeable product line. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now produces aerosol cans, paint cans, plastic containers and custom and specialty cans in 10 plants in the U.S. and aerosol cans in two plants in Argentina. The newly acquired operations have annual sales of approximately $600 million and form part of Ball’s metal food and household products packaging, Americas, segment. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $184.7 million cash, including a $4.7 million working capital adjustment determined during the second quarter in accordance with the terms of the acquisition agreement. The acquired assets included two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. This acquisition strengthens the company’s plastic container business and complements its food container business. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The acquired operations have annual sales of approximately $150 million and form part of Ball’s plastic packaging, Americas, segment. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 28, 2006.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Acquisitions (continued)

Following is a summary of the net assets acquired using preliminary fair values. The valuation by management of certain assets, including identification and valuation of acquired fixed assets and intangible assets, and of liabilities, including development and assessment of associated costs of consolidation and integration plans, is still in process and, therefore, the actual fair values may vary from the preliminary estimates. The valuations are expected to be completed by the end of 2006. The company has engaged third party experts to value certain assets and liabilities including inventory, property, plant and equipment, intangible assets and pension and other post-retirement obligations.

($ in millions)	U.S. Can (Metal Food & Household Products Packaging, Americas)	Alcan (Plastic Packaging, Americas)	Total
Cash	$0.2	$–	$0.2
Property, plant and equipment	176.8	80.6	257.4
Goodwill	334.6	45.0	379.6
Intangibles	80.0	27.9	107.9
Other assets, primarily inventories and receivables	180.3	40.3	220.6
Liabilities assumed (excluding refinanced debt), primarily current	(154.0)	(9.1)	(163.1)
Net assets acquired	$617.9	$184.7	$802.6

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

	Three Months Ended	Six Months Ended
($ in millions, except per share amounts)	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$1,751.6	$3,384.9	$3,268.8
Net earnings	84.4	178.0	151.5
Basic earnings per share	0.77	1.72	1.36
Diluted earnings per share	0.75	1.69	1.34

Pro forma adjustments primarily include the after-tax effects of: (1) increased interest expense related to incremental borrowings used to finance the acquisitions, (2) increased depreciation expense on plant and equipment based on increased fair values and (3) increased amortization expense attributable to intangible assets arising from the acquisitions.  If the reduction of the original number of common shares issued to that ultimately issued as consideration in the purchase price was considered for the three months ended July 2, 2006, diluted earnings per share would have been $1.27 per share rather than the $1.26 per share reported for that period.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Business Consolidation Activities and Property Insurance Gain

2006

Metal Beverage Packaging, Europe/Asia

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged the majority of the building and machinery and equipment. The property insurance proceeds recorded for the six months ended July 2, 2006, which are based on replacement cost, were €85.4 million, of which €26 million ($32.4 million) was received in April 2006. A €27 million fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a gain of €58.4 million ($74.1 million pretax, $45.2 million after tax) has been recorded in the consolidated statement of earnings to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €15 million ($19 million) was recorded in cost of sales in the second quarter for insurance recoveries related to business interruption costs, as well as €9 million ($11 million) to offset clean-up costs. Additional business interruption, clean-up and property damage cost recoveries will be recognized in future applicable periods as they are reimbursed by the insurance company.

In June the company announced its intention to rebuild the Hassloch plant with two steel lines and to add an aluminum line in its Hermsdorf, Germany, plant. All three lines are expected to be operational during the second quarter of 2007.

Metal Food & Household Products Packaging, Americas

In the second quarter of 2006, earnings of $0.4 million ($0.2 million after tax) were recorded to reflect the net proceeds on the disposition of fixed assets previously written down in a 2005 business consolidation charge.

In the first quarter of 2006, a pretax charge of $2.1 million ($1.4 million after tax) was recorded to shut down a metal food can production line in an Ontario plant. The charge was comprised of $0.6 million of employee termination costs, $0.7 million for equipment removal and other decommissioning costs and $0.8 million for impairment of plant equipment and related spares and tooling. Production from the line has ceased and other related activities are expected to be completed by the end of 2006.

2005

Metal Beverage Packaging, Americas

In the third quarter of 2005, the company commenced a project to upgrade and streamline North American beverage can end manufacturing capabilities. The project is expected to be completed in 2008 and will result in productivity gains and cost reductions. A pretax charge of $19.3 million ($11.7 million after tax) was recorded in connection with this project.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Business Consolidation Activities and Property Insurance Gain (continued)

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

Summary

The following table summarizes the year-to-date 2006 activity for liabilities related to the 2006 and 2005 business consolidation activities:

($ in millions)	Employee Costs	Other Liabilities	Total Liabilities
Balance at December 31, 2005	$10.0	$2.0	$12.0
Charge to earnings in first quarter 2006	0.6	0.7	1.3
Payments	(2.3)	(0.5)	(2.8)
Other	0.1	–	0.1
Balance at July 2, 2006	$8.4	$2.2	$10.6

There were also reserves at July 2, 2006, of $5.3 million for the write down of fixed assets and related spare parts and tooling to net realizable value. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was insignificant at July 2, 2006.

6.	Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $175.3 million at July 2, 2006, and $210 million at December 31, 2005.

7.	Inventories

($ in millions)	July 2, 2006	December 31, 2005
Raw materials and supplies	$369.5	$277.4
Work in process and finished goods	460.8	392.9
	$830.3	$670.3

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

8.	Property, Plant and Equipment

($ in millions)	July 2, 2006	December 31, 2005
Land	$89.6	$76.8
Buildings	723.9	702.3
Machinery and equipment	2,578.1	2,233.5
Construction in progress	184.4	140.8
	3,576.0	3,153.4
Accumulated depreciation	(1,744.6)	(1,596.8)
	$1,831.4	$1,556.6

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $60.7 million and $112.5 million for the three months and six months ended July 2, 2006, respectively, and $50.1 million and $100.5 million for the three months and six months ended July 3, 2005, respectively.

A fixed asset write down of €27 million ($34 million) was included in accumulated depreciation to record the estimated impairment of the assets damaged as a result of the fire at the company’s Hassloch, Germany, metal beverage can plant (see Note 5). The remaining change in the net property, plant and equipment balance is the result of business acquisitions (see Note 4), capital spending and changes in foreign exchange rates, offset by depreciation.

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Total
Balance at December 31, 2005	$279.4	$28.2	$33.2	$917.8	$1,258.6
Business acquisitions (Note 4)	–	334.6	45.0	–	379.6
Foreign currency exchange rates	–	–	0.4	71.4	71.8
Balance at July 2, 2006	$279.4	$362.8	$78.6	$989.2	$1,710.0

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Intangibles and Other Assets

($ in millions)	July 2, 2006	December 31, 2005
Investments in affiliates	$69.0	$65.4
Prepaid pension and related intangible assets	42.9	42.3
Intangibles (net of accumulated amortization of $61.7 at July 2, 2006, and $52.6 at December 31, 2005)	148.2	43.1
Company owned life insurance	74.9	65.4
Deferred tax asset	32.3	40.7
Property insurance receivable (Note 5)	74.8	–
Other	76.8	45.5
	$518.9	$302.4

Total amortization expense of intangible assets amounted to $4.2 million and $7 million for the three months and six months ended July 2, 2006, respectively, and $2.9 million and $5.9 million for the comparable periods in 2005, respectively. The increase in intangibles is due primarily to preliminary estimates of the fair market values of customer relationships acquired in the U.S. Can and Alcan acquisitions (as discussed in Note 4).

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Debt

Long-term debt consisted of the following:
	July 2, 2006			December 31, 2005
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $
Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $3.5 in 2006 and $3.8 in 2005)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.9 in 2006)		$450.0	450.0		–	–
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	85.0	157.2	₤	85.0	146.2
Term B Loan, euro denominated		€350.0	447.7		€350.0	414.4
Term C Loan, Canadian dollar denominated	C$	149.0	133.5	C$	165.0	141.9
Term D Loan, U.S. dollar denominated		$500.0	500.0		–	–
Multi-currency revolver:
U.S. dollar borrowings		$160.0	160.0		$60.0	60.0
Euro borrowings		€25.0	32.0		€50.0	59.2
British sterling borrowings	₤	20.0	37.0	₤	22.0	37.9
Canadian dollar borrowings		–	–	C$	14.0	12.0
European Bank for Reconstruction and Development Loans
Floating rates due October 2009		€17.5	22.4		€20.0	23.7
Industrial Development Revenue Bonds
Floating rates due through 2015		$20.0	20.0		$16.0	16.0
Other		Various	21.3		Various	21.6
			2,531.1			1,482.9
Less: Current portion of long-term debt			(18.1)			(9.6)
			$2,513.0			$1,473.3

On March 27, 2006, Ball expanded its senior secured credit facilities with the addition of a new $500 million Term D Loan facility due in installments through October 2011. Also on March 27, 2006, Ball issued at a price of 99.799 percent $450 million of new 6.625% senior notes (effective yield to maturity of 6.65 percent) due in March 2018. The proceeds from these financings were used to refinance existing U.S. Can debt with Ball Corporation debt at lower interest rates, acquire certain North American plastic container net assets from Alcan and reduce seasonal working capital debt.

At July 2, 2006, approximately $472 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $301 million at July 2, 2006, of which $115.8 million was outstanding and due on demand.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Debt (continued)

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

The company was in compliance with all loan agreements at July 2, 2006, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Income Taxes

As previously reported in the company’s 2005 annual report, in connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2004, the IRS has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 20 years. Ball believes that its interest deductions will be sustained as filed and, therefore, no provision for loss has been accrued. The IRS’s proposed adjustments would result in an increase in taxable income for the years 1999 through 2004 of $56.8 million and a corresponding increase in taxable income for subsequent tax year 2005 in the aggregate amount of $10.1 million with a corresponding increase in aggregate tax expense of approximately $27 million plus any related interest expense and penalties. The examination reports for the 2000 to 2003 examinations have been forwarded to the appeals division of the IRS, and no further action has taken place to change Ball’s position.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations

($ in millions)	July 2, 2006	December 31, 2005
Total defined benefit pension liability	$550.1	$529.9
Less current portion	(24.0)	(39.2)
Long-term defined benefit pension liability	526.1	490.7
Retiree medical and other post-employment benefits	172.9	141.1
Deferred compensation plans	134.4	130.4
Other	13.3	22.0
	$846.7	$784.2

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	July 2, 2006			July 3, 2005
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$7.2	$2.2	$9.4	$6.1	$2.1	$8.2
Interest cost	11.0	6.9	17.9	10.1	7.0	17.1
Expected return on plan assets	(12.1)	(4.0)	(16.1)	(11.6)	(3.6)	(15.2)
Amortization of prior service cost	1.2	–	1.2	1.2	(0.1)	1.1
Recognized net actuarial loss	4.9	0.8	5.7	3.8	0.6	4.4
Curtailment loss	–	–	–	–	0.4	0.4
Subtotal	12.2	5.9	18.1	9.6	7.4	16.0
Non-company sponsored plan	0.2	–	0.2	0.2	–	0.2
Net periodic benefit cost	$12.4	$5.9	$18.3	$9.8	$7.4	$16.2

	Six Months Ended
	July 2, 2006			July 3, 2005
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$14.3	$4.4	$18.7	$12.1	$4.3	$16.4
Interest cost	21.9	13.4	35.3	20.1	14.3	34.4
Expected return on plan assets	(24.1)	(7.8)	(31.9)	(23.1)	(7.3)	(30.4)
Amortization of prior service cost	2.5	(0.1)	2.4	2.4	(0.1)	2.3
Recognized net actuarial loss	9.8	1.6	11.4	7.7	1.1	8.8
Curtailment loss	–	–	–	–	0.4	0.4
Subtotal	24.4	11.5	35.9	19.2	12.7	31.9
Non-company sponsored plan	0.5	–	0.5	0.4	–	0.4
Net periodic benefit cost	$24.9	$11.5	$36.4	$19.6	$12.7	$32.3

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations (continued)

In June 2006 the company’s U.S. defined benefit plans for salaried employees were amended effective January 1, 2007, to provide more flexibility for future pension benefits by allowing portability and changing the benefit to a career average pay scheme that grows by a prescribed amount annually. The annual accounting expense under the amended plans will be lower and more predictable. As a result of the amendments, the plans were revalued by the company’s third-party actuaries as of July 2, 2006, resulting in a $20 million reduction of the company’s additional minimum liability, an $11.5 million increase (net of tax) in accumulated other comprehensive loss and a $0.9 million reduction in pension intangible assets. At the remeasurement date for the pension liabilities, the unfunded status was reduced by approximately $71 million.

Contributions to the company’s defined benefit pension plans were $37.3 million in the first six months of 2006 ($20.1 million in the first six months of 2005). The total contributions to these funded plans are expected to be approximately $77 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2006.

14.	Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b) (net of tax)	Accumulated Other Comprehensive Loss
December 31, 2005	$74.6	$(169.9)	$(5.4)	$(100.7)
Change	30.7	11.5	0.5	42.7
July 2, 2006	$105.3	$(158.4)	$(4.9)	$(58.0)

(a)
The minimum pension liability is generally adjusted annually as of December 31. However, as a result of certain plan amendments, a revaluation adjustment was made as of July 2, 2006 (as discussed in Note 13).

(b)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended		Six Months Ended
($ in millions)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net earnings	$132.7	$79.0	$177.3	$137.6
Foreign currency translation adjustment	21.7	(52.7)	30.7	(81.8)
Effect of derivative instruments	2.4	(8.4)	0.5	(5.7)
Minimum pension liability adjustment	11.5	–	11.5	–
Comprehensive earnings	$168.3	$17.9	$220.0	$50.1

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

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

The company has shareholder approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant. The options terminate 10 years from the date of grant. A summary of stock option activity for the six months ended July 2, 2006, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of year	4,811,602	$21.68	965,445	$9.41
Granted	906,600	43.69	906,600	10.46
Vested			(507,120)	9.14
Exercised	(432,779)	15.28
Canceled/forfeited	(36,075)	32.28	(36,075)	9.73
End of period	5,249,348	25.94	1,328,850	10.22

Vested and exercisable, end of period	3,920,498	21.25
Reserved for future grants	6,022,626

The options granted in April 2006 included 378,000 stock-settled stock appreciation rights which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at July 2, 2006, was 6.5 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $58.7 million. The weighted average remaining contractual term for options vested and exercisable at July 2, 2006, was 5.6 years and the aggregate intrinsic value was $61.9 million. The company received $2.7 million from options exercised during the three months ended July 2, 2006. The intrinsic value associated with these exercises was $3.9 million and the associated tax benefit of $1.5 million was reported as other financing activities in the consolidated statement of cash flows. During the six months ended July 2, 2006, the company received $6.6 million from options exercised. The intrinsic value associated with exercises for that period was $11.5 million and the associated tax benefit reported as other financing activities was $4.5 million.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

The company’s stock options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in April 2006 have an estimated weighted average fair value at the date of grant of $10.46 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

Expected dividend yield	0.92%
Expected stock price volatility	19.70%
Risk-free interest rate	5.01%
Expected life of options	4.54 years
Forfeiture rate	14.63%

In addition to stock options, the company issues to certain employees restricted shares and restricted stock units which vest over various periods but generally in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date. The adoption of SFAS No. 123 (revised 2004) did not change the accounting for compensation cost for the company’s normal restricted share program.

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Through December 31, 2005, under the principles of APB Opinion No. 25, this plan was accounted for as a variable plan where compensation expense was recorded based upon the current market price of the company’s common stock until restrictions lapsed. Upon adoption of SFAS No. 123 (revised 2004) on January 1, 2006, grants under the plan are accounted for as equity awards and compensation expense is now recorded based upon the fair value of the shares at the grant date.

For the three and six months ended July 2, 2006, the company recognized in selling, general and administrative expenses pretax expense of $4.2 million ($2.5 million after tax) and $7.3 million ($4.4 million after tax), respectively, for share-based compensation arrangements, which represented $0.02 per basic and diluted share for the second quarter of 2006 and $0.04 per basic and diluted share for the first six months. At July 2, 2006, there was $26.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 3 years.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Earnings Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Diluted Earnings per Share:
Net earnings	$132.7	$79.0	$177.3	$137.6

Weighted average common shares (000s)	103,655	109,526	103,449	110,589
Effect of dilutive stock options	1,550	1,957	1,684	2,091
Weighted average shares applicable to diluted earnings per share	105,205	111,483	105,133	112,680

Diluted earnings per share	$1.26	$0.71	$1.69	$1.22

The following outstanding options were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price was higher than the average closing market price of common stock for the period):

	Three Months Ended		Six Months Ended
Option Price	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
$ 39.74	700,700	714,650	–	714,650
$ 43.69	905,000	–	905,000	–
	1,605,700	714,650	905,000	714,650

16.	Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which it participates. We do business in countries outside the U.S., have changing commodity prices for the materials used in the manufacture of our packaging products and participate in changing capital markets. Where management considers it warranted, we reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.	Contingencies (continued)

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003 and nearly all retailers stopped carrying beverages in non-refillable containers. We responded to the resulting lower demand for beverage cans with several measures including reducing capacity and converting production lines from steel to aluminum to facilitate exports from Germany to other European countries. As of May 1, 2006, all retailers are required to redeem all returned one-way containers as long as they sell such containers. Many retailers in Germany have begun the process of implementing a returnable system for one-way containers since they, along with fillers, now appear to accept the deposit. The retailers and the filling and packaging industries have formed a committee to design a nationwide recollection system and several retailers have begun to order and install reverse vending machines in order to streamline the recollection system. One-way packaging sales by German retailers have increased significantly since May 1, 2006 (albeit off a low base). We believe it will take some time to recover from the significant decrease experienced several years ago as one-way collection systems continue to be installed and consumers become educated regarding the system and the reintroduction of one-way packaging.

17.	Indemnifications and Guarantees

During the normal course of business, the company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services, guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements, indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases, indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary, indemnities pursuant to agreements relating to certain joint ventures, indemnities in connection with the sale of plants, properties or businesses, or substantially all of the assets and specified liabilities of businesses, and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse for any claims arising from these indemnifications, commitments and guarantees.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.	Indemnifications and Guarantees (continued)

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

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing. In 2005 we commenced a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that will result in productivity gains and cost reductions as its stages are completed. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by continuing to reconfigure some of our European can manufacturing lines and by having constructed a new beverage can manufacturing plant in Belgrade, Serbia, in 2005. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant will be replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our beverage and food customers. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers.

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

RECENT DEVELOPMENTS

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for consideration of 758,981 common shares of Ball Corporation (valued at $44.28 per share for a total of $33.6 million). In July 2006 a purchase price adjustment of $13.9 million reduced the number of shares to 444,690 shares. The remaining 314,291 shares are due to be returned to the company during the third quarter of 2006. In connection with the acquisition, Ball refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years expects to realize approximately $42 million for acquired net operating tax loss carryforwards. This acquisition added to the company’s portfolio of rigid packaging products and provides a meaningful position in a sizeable product line. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now manufactures aerosol cans, paint cans, plastic containers and custom and specialty cans in 10 plants in the U.S. and aerosol cans in two plants in Argentina. The newly acquired operations have annual sales of approximately $600 million. The acquired business forms part of Ball’s metal food and household products packaging, Americas, segment and its results have been included since the date of acquisition.

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $184.7 million cash, including a $4.7 million working capital adjustment determined during the second quarter in accordance with the terms of the acquisition agreement. This acquisition strengthens the company’s plastic container business and complements its food container business. The acquired assets included two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The acquired operations have annual sales of approximately $150 million. The operations form part of Ball’s plastic packaging, Americas, segment and their results have been included since the date of acquisition.

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

In June 2006 the company’s U.S. defined benefit plans for salaried employees were amended to provide more flexibility for future pension benefits by allowing portability and changing the benefit to a career average pay scheme that grows by a prescribed amount annually. The annual accounting expense under the amended plans will be lower and more predictable. The amendments, which will be effective January 1, 2007, are expected to reduce 2006 pension expense by $7 million and reduce future annual pension expense by $7 million to $8 million. The majority of the expected pension expense reductions will be included in cost of sales. At the remeasurement date for the pension liabilities, the unfunded status was reduced by approximately $71 million.

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

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture metal container products used primarily in beverage packaging. Sales in this segment, which represented 40 percent of consolidated net sales in the second quarter of 2006 and 42 percent in the first six months, were 11 percent higher in the second quarter of 2006 than in 2005 as a result of higher sales volumes and prices. For 2006 the increased sales over 2005 were driven by favorable weather in many parts of the U.S. and Canada, as well as the promotion of 12-ounce can packages by beer and soft drink companies. Additionally, selling prices were increased due to higher raw material costs being passed through to our customers. Sales in the first quarter of 2005 were also negatively affected by poor weather and general softness in the beer and soft drink markets.

Segment earnings of $67.4 million in the second quarter of 2006 were flat compared to the same period in 2005 while earnings of $121.9 million in the first six months of 2006 were 6 percent lower than the prior year earnings of $129.2 million for the same period. Despite higher sales, earnings growth was constrained by product mix and continued year-over-year cost growth, particularly higher energy, other direct material and freight costs. While contract price escalations have commenced for many of our customers, cost growth has continued to outpace price increases.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions. During the first quarter of 2006, we completed the conversion of a line in our Monticello, Indiana, plant from 12-ounce can manufacturing to a line capable of producing other sizes. The multi-year project begun in 2005 to streamline and upgrade our end manufacturing capabilities is progressing well but with some delays in equipment delivery and start-up.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment includes metal beverage packaging products manufactured in Europe and Asia as well as plastic containers manufactured in Asia. This segment accounted for 23 percent of consolidated net sales in the second quarter and first six months of 2006. Segment sales in the second quarter and first six months of 2006 were 10 percent and 6 percent higher than in the same periods of 2005, respectively, with higher sales volumes in Europe and Asia being partially offset by the impact of weakened foreign currency exchange rates. Higher segment sales volumes were aided by favorable European weather and Germany hosting the World Cup soccer championship which commenced in June 2006.

Segment earnings of $142.5 million in the second quarter of 2006 and $171.1 million in the first six months included a $74.1 million property insurance gain related to a fire at the company’s Hassloch, Germany, metal beverage can plant (further details are provided below). Segment earnings in 2005 were $58.2 million for the second quarter and $88.5 million for the first six months and included a $3.4 million expense in the first quarter for the write off of the remaining carrying value of an equity investment in the PRC. Segment earnings in 2006 were higher than in 2005 due to higher volumes, price recovery initiatives and effective manufacturing cost controls, partially offset by higher raw material, freight and energy costs, and price compression in the PRC. In addition, earnings in the first six months of 2006 were negatively affected compared to 2005 by approximately $2 million from the weakened euro against the U.S. dollar in the first quarter of 2006.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged the majority of the building and machinery and equipment. The property insurance proceeds recorded in the six months ended July 2, 2006, which are based on replacement cost, were €85.4 million, of which €26 million ($32.4 million) was received in April 2006. A €27 million fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a gain of €58.4 million ($74.1 million pretax, $45.2 million after tax) has been recorded in the consolidated statement of earnings to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €15 million ($19 million) was recorded in cost of sales in the second quarter for insurance recoveries related to business interruption costs, as well as €9 million ($11 million) to offset clean-up costs. Additional business interruption, clean up and property damage cost recoveries will be recognized in future applicable periods as they are reimbursed by the insurance company.

In June the company announced its intention to rebuild the Hassloch plant with two steel lines and to add an aluminum line in its Hermsdorf, Germany, plant. All three lines are expected to be operational during the second quarter of 2007.

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

Segment sales, which comprised 17 percent of consolidated net sales in the second quarter of 2006 and 16 percent in the first six months, were 75 percent and 39 percent above the same periods of 2005. The primary reason for the increase was the acquisition of U.S. Can. Also contributing to the higher sales in 2006 was the pass through of higher raw material costs.

Segment earnings were $12.8 million in the second quarter of 2006 compared to a loss of $6 million in the second quarter of 2005, and $14.6 million in the first six months of 2006 compared to $7 million in 2005. The first quarter of 2006 included a pretax charge of $2.1 million ($1.4 million after tax) for employee benefit and decommissioning costs related to the shut down of a metal food can manufacturing line in Ball’s Whitby, Ontario, plant. The second quarter of 2006 included earnings of $0.4 million related to the closure of a three-piece food can manufacturing plant in Quebec in the second quarter of 2005. The second quarter 2005 pretax charge was $8.8 million ($5.9 million after tax). Higher sales volumes related to the U.S. Can acquisition helped improve segment earnings in the second quarter of 2006, despite the negative impact of continued year-over-year increases in energy and other direct material costs.

Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging. Segment sales, which accounted for 10 percent of consolidated net sales in the second quarter of 2006 and 9 percent in the first six months, were 34 percent and 21 percent higher than in the same periods of 2005, respectively. The segment sales increase in 2006 was related to the plant and other asset acquisitions and higher PET bottle volumes, partially offset by the increased promotions of metal beverage cans by certain customers. We continue to focus PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets and are adding specialty container production capacity to accommodate new demand. In the food and specialty area, development efforts are focused on custom markets for gamma clear and retort applications. Segment earnings of $7.4 million in the second quarter of 2006 were higher than 2005 earnings of $4.7 million, primarily as a result of the incremental sales due to the acquisition, and were partially offset by energy cost increases, the timing of resin cost increases and costs incurred for the Constar International, Inc., litigation that was favorably resolved in July 2006 (discussed within Part II, Item 2, of this report). Earnings in the second quarter of 2006 also included purchase accounting adjustments of $1.2 million which increased cost of sales due to the step up to fair market value of acquired finished goods inventory.

Aerospace and Technologies

Aerospace and technologies segment sales, which represented 10 percent of consolidated net sales in both the second quarter and first six months of 2006, were 3 percent lower in the second quarter of 2006 than in 2005 and 8 percent lower in the first six months. The lower sales were largely due to contracts being completed during the periods, as well as the impact of government funding reductions and program delays. Segment earnings were $8.3 million in the second quarter of 2006 compared to $14.9 million in 2005 and $17.8 million in the first six months compared to $23.8 million in 2005. The first quarter of 2005 included an expense of $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. That investment was sold in October 2005. Earnings in 2006 were negatively affected by the lower sales due to program delays and increased nonrecoverable pension costs.

Contracted backlog in the aerospace and technologies segment was $761 million at both July 2, 2006, and December 31, 2005. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $73.5 million in the second quarter of 2006 compared to $58.5 million for the same period in 2005 and $143.8 million in the first six months of 2006 compared to $121.6 million in the first six months of 2005. Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2003, 2004 and 2005. Since the amounts were not material, individually or in the aggregate, to any previously issued financial statements or to our expected full year results of operations for 2006, a cumulative $5.8 million out-of-period adjustment was included in SG&A expenses in the first quarter of 2006.

In addition to the above, the increase in selling SG&A expenses in 2006 compared to 2005 is primarily the result of additional SG&A from the U.S. Can acquisition, higher expense associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), normal compensation and benefit increases and higher rates associated with the company’s receivables sales agreement. While the first quarter of 2005 included $7.2 million for the write down of PRC and aerospace equity investments, cost increases occurred in 2006 for items other than those mentioned above, none of which were individually significant.

Interest and Taxes

Consolidated interest expense was $37.6 million for the second quarter of 2006 compared to $24.3 million in the same period of 2005 and $60.9 million for the first six months of 2006 compared to $50.1 million for the same period in 2005. The higher expense in 2006 was primarily due to the additional borrowings used to finance the acquisitions of U.S. Can and Alcan plants.

The consolidated effective income tax rate was approximately 32 percent for the first six months of 2006 compared to 32.6 percent for the same period in 2005. While the effective rates are similar for both years, the rate in 2006 was affected by applying the 39 percent German marginal tax rate on the insurance gain, partially offset by the effect of $4 million of tax benefits recorded as a result of the settlement of certain tax matters. The 2005 tax rate was primarily affected by the fact that no benefit was provided in respect of certain equity investment write downs in the first quarter of 2005. The $3.8 million write down in 2005 of the aerospace equity investment is not tax deductible while the realization of tax deductibility of the $3.4 million PRC write down, which will be a capital loss, is not reasonably assured as the company does not have, nor does it anticipate, any capital gains to utilize the losses.

There has been no change in connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2004 that would affect Ball’s position that it will sustain its deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 20 years. Therefore, no provision for loss has been accrued for the IRS’s proposed disallowance. The total potential liability for the audited years 1999 through 2004 and unaudited year 2005 is approximately $27 million, excluding related penalties and interest. See Note 12 to the consolidated financial statements within Item 1 of this report for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Cash flow used in operations was $66.2 million in the first six months of 2006 compared to $70.2 million cash flow generated in the first six months of 2005. Negatively affecting 2006 cash flow from operations were cash pension funding and higher working capital levels compared to the prior year. The changes in these working capital items reflected seasonality and timing of customer purchases.

Based on information currently available, we estimate 2006 capital spending to be approximately $300 million compared to 2005 spending of $291.7 million. The 2006 estimate includes capital spending related to the acquired plants but excludes spending for the replacement of the fire-damaged assets in Germany, which is expected to be reimbursed by insurance proceeds.

Debt Facilities and Refinancing

Interest-bearing debt increased to $2,646.9 million at July 2, 2006, compared to $1,589.7 million at December 31, 2005. This increase includes the issuance by Ball Corporation of $450 million of 6.625% senior notes due in 2018 and a $500 million increase in bank debt under Ball Corporation’s new senior credit facilities put in place in the fourth quarter of 2005. The proceeds from these financings were used to refinance existing U.S. Can debt at lower interest rates, acquire certain net assets of Alcan and reduce seasonal working capital debt.

We intend to emphasize debt reduction during the remainder of 2006 and, subject to foreign currency exchange rate fluctuations, expect to end the year with debt $400 million to $450 million lower than at July 2, 2006. Our stock repurchase program, net of issuances, is expected to be in the $50 million range in 2006 compared to $358.1 million in 2005.

At July 2, 2006, approximately $472 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $301 million at the end of the first quarter, of which $115.8 million was outstanding and due on demand.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $175.3 million at July 2, 2006, and $210 million at December 31, 2005.

The company was in compliance with all loan agreements at July 2, 2006, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Other Liquidity Items

Maturities on the Term D loan facility and 6.625% senior notes due in 2018 (both issued in connection with the acquisitions in March) are expected to be $12.5 million, $50 million, $62.5 million, $150 million and $225 million for the years ended December 31, 2007, through 2011, respectively, and $450 million in 2018. The company is evaluating the effects the acquisitions will have on its purchase obligations and operating lease commitments. In certain cases, contracts assumed in the acquisitions are being renegotiated.

Contributions to the company’s defined benefit plans are expected to be approximately $77 million in 2006. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2006 and revised estimates of 2006 full-year cash flows.

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

Most of the plastic packaging, Americas, sales contracts negotiated through the end of the second quarter include provisions to pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Many of our metal food and household products packaging, Americas, sales contracts negotiated through the end of the second quarter either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. We anticipate we will be able to pass through the majority of the steel price increases that occur in 2006.

In Europe and Asia the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales contracts, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company also uses forward and option contracts as cash flow hedges to minimize the company’s exposure to significant price changes for those sales contracts where there is not a pass-through arrangement. Despite these efforts, the rapid and unprecedented increase in the price of aluminum in recent months is expected to cause margin compression in our metal beverage container business in the PRC during the remainder of 2006.

Outstanding derivative contracts at the end of the second quarter 2006 expire within two years. Included in shareholders’ equity at July 2, 2006, within accumulated other comprehensive loss, is approximately $9.2 million of net loss associated with these contracts, of which $15.2 million of net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains and/or losses on these derivative contracts will be offset by higher and/or lower costs on metal purchases.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s metal prices could result in an estimated $17 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $17 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for energy such as natural gas and electricity. A hypothetical 10 percent increase in our energy prices could result in an estimated $8.9 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at July 2, 2006, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Swap agreements expire at various times within the next 5 years. Included in shareholders’ equity at July 2, 2006, within accumulated other comprehensive loss, is approximately $3.9 million of net gain associated with these contracts, of which $0.7 million of net earnings is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $1.3 million of net gain related to the termination or deselection of hedges is included in the above accumulated other comprehensive loss at July 2, 2006. The amount recognized in 2006 earnings related to terminated hedges is insignificant.

Based on our interest rate exposure at July 2, 2006, assumed floating rate debt levels through the second quarter of 2007 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $7.4 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the second quarter 2006 expire within one year. At July 2, 2006, there were no amounts included in accumulated other comprehensive loss for these items.

Considering the company’s derivative financial instruments outstanding at July 2, 2006, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $26.4 million after-tax reduction of net earnings over a one-year period. This amount includes the $17 million currency exposure discussed above in the “Commodity Price Risk” section. Actual changes in market prices or rates may differ from hypothetical changes.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. Our objective in selling put options is to lower the average purchase price of acquired shares. At July 2, 2006, there were put option contracts outstanding for 150,000 shares at a price of $34.6503 per share.

Item 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective.

During the quarter, there was no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. In the first quarter of 2006, the company acquired certain operations of U.S. Can Corporation (U.S. Can) on March 27, 2006, and certain assets of Alcan Packaging (Alcan) on March 28, 2006. (Additional details are available in Note 4 to the consolidated financial statements within Item 1 of this report.) As a result of these acquisitions, the company has included our recently acquired U.S. Can and Alcan operations within its system of internal controls over financial reporting. Pursuant to rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the controls for these acquired operations are required to be evaluated and tested by the end of 2007.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand; loss of one or more major customers or suppliers or changes to contracts with one or more customers or suppliers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation of certain currencies; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC, Brazil and Argentina; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental and workplace safety; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the businesses recently acquired from the shareholders of U.S. Can and from Alcan Packaging; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; changes in the company’s pension plans; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et al (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division of Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes on certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. A trial date is set for May 7, 2007. Discovery is continuing in the case. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, on November 21, 2005, Ball Plastic Container Corp. (BPCC), a wholly owned subsidiary of the company, was served with a complaint filed by Constar International Inc. (Constar) in the U.S. District Court for the Western District of Wisconsin. The complaint alleges that the manufacture and sale of plastic bottles having oxygen barrier properties infringes on certain claims of a Constar U.S. patent. Constar also sued Honeywell International, Inc., the supplier of the oxygen barrier material to BPCC. The complaint sought monetary damages, fees and declaratory and injunctive relief. BPCC formally denied the allegations of the complaint. On July 26, 2006, this case was settled by the parties. This matter is now resolved without any material adverse effect upon the liquidity, results of operations or the financial condition of the company.

Item 1A.	Risk Factors

There can be no assurance that the U.S. Can and Alcan businesses, or any acquisition, will be successfully integrated into the acquiring company (see Note 4 to the consolidated financial statements within Item 1 of this report for details of the recent Ball acquisitions).

While we have what we believe to be well designed integration plans, if we cannot successfully integrate U.S. Can’s and Alcan’s operations with those of Ball, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the increase in our size after the acquisition;
•	the diversion of management’s attention from the management of existing operations to the integration of the acquired operations;
•	difficulties in the assimilation and retention of employees;
•
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies;

•	expenses related to any undisclosed or potential liabilities; and
•	retention of major customers and suppliers.

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

Item 2.      Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended July 2, 2006.

Purchases of Securities
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
April 3 to April 30, 2006	7,244		$42.41	7,244	11,165,348
May 1 to May 28, 2006	275,210		$38.23	275,210	10,890,138
May 29 to July 2, 2006	104,091		$37.03	104,091	10,786,047
Total	386,545(a	)	$37.99	386,545

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.  Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended July 2, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The company held the Annual Meeting of Shareholders on April 26, 2006. Matters voted upon by proxy, and the results of the votes, were as follows:

	For	Against/ Withheld	Abstained/ Broker Non-Vote
Election of directors for terms expiring in 2009:
Howard M. Dean	87,597,630	2,709,548	–
R. David Hoover	88,512,398	1,794,780	–
Jan Nicholson	88,494,173	1,831,005	–

Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2006	88,137,518	1,478,187	691,473

Action upon non-binding shareholder proposal to declassify Board of Directors	36,650,949	28,432,137	25,224,092

Item 5.     Other Information

There were no events required to be reported under Item 5 for the quarter ended July 2, 2006.

Item 6.        Exhibits

10
Ball Corporation Acquisition-Related, Special Incentive Plan - Combined Metal Food & Household Products Packaging Division and Plastics Packaging Division, which provides for certain cash incentive payments based upon the attainment of certain performance criteria

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	August 9, 2006

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
July 2, 2006

EXHIBIT INDEX

Description	Exhibit

Ball Corporation Acquisition-Related, Special Incentive Plan - Combined Metal Food & Household Products Packaging Division and Plastics Packaging Division, which provides for certain cash incentive payments based upon the attainment of certain performance criteria (Form of the plan filed herewith.)
EX-10

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