Form 10-Q
period 2006-10-01
BALL CORP
filed 2006-11-08
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2006
Common Stock, without par value	104,184,881 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended October 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net sales	$1,822.3	$1,583.9	$5,029.7	$4,460.0

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,526.0	1,329.5	4,232.3	3,726.5
Depreciation and amortization (Notes 8 and 10)	64.5	54.4	184.0	160.8
Property insurance gain (Note 5)	(2.8)	–	(76.9)	–
Business consolidation costs (Note 5)	–	19.3	1.7	28.1
Selling, general and administrative (Note 1)	66.5	52.2	210.3	173.7
	1,654.2	1,455.4	4,551.4	4,089.1

Earnings before interest and taxes	168.1	128.5	478.3	370.9

Interest expense before debt refinancing costs	37.2	24.4	98.1	74.5
Debt refinancing costs (Note 11)	–	1.3	–	1.3
Total interest expense	37.2	25.7	98.1	75.8

Earnings before taxes	130.9	102.8	380.2	295.1
Tax provision (Note 12)	(32.9)	(26.6)	(112.6)	(89.3)
Minority interests	(0.1)	(0.2)	(0.5)	(0.7)
Equity in results in affiliates	3.6	3.3	11.7	11.8

Net earnings	$101.5	$79.3	$278.8	$216.9

Earnings per share (Note 15):
Basic	$0.98	$0.74	$2.70	$1.98
Diluted	$0.97	$0.73	$2.65	$1.95

Weighted average common shares outstanding (in thousands) (Note 15):
Basic	103,292	106,696	103,397	109,301
Diluted	104,901	108,580	105,124	111,385

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	October 1, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$59.1	$61.0
Receivables, net (Note 6)	768.2	376.6
Inventories, net (Note 7)	768.4	670.3
Deferred taxes and other current assets	98.7	117.9
Total current assets	1,694.4	1,225.8

Property, plant and equipment, net (Notes 5 and 8)	1,821.6	1,556.6
Goodwill (Notes 4 and 9)	1,724.8	1,258.6
Intangibles and other assets, net (Note 10)	487.9	302.4
Total Assets	$5,728.7	$4,343.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$136.9	$116.4
Accounts payable	658.9	552.4
Accrued employee costs	199.1	198.4
Income taxes payable (Note 12)	107.8	127.5
Other current liabilities	166.3	181.3
Total current liabilities	1,269.0	1,176.0

Long-term debt (Note 11)	2,411.7	1,473.3
Employee benefit obligations (Note 13)	837.4	784.2
Deferred taxes and other liabilities (Note 12)	85.8	69.5
Total liabilities	4,603.9	3,503.0

Contingencies (Note 16)
Minority interests	4.9	5.1

Shareholders’ equity (Note 14)
Common stock (159,788,789 shares issued - 2006; 158,382,813 shares issued - 2005)	694.1	633.6
Retained earnings	1,475.6	1,227.9
Accumulated other comprehensive loss	(57.5)	(100.7)
Treasury stock, at cost (55,744,843 shares - 2006; 54,182,655 shares - 2005)	(992.3)	(925.5)
Total shareholders’ equity	1,119.9	835.3
Total Liabilities and Shareholders’ Equity	$5,728.7	$4,343.4

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Nine Months Ended
($ in millions)	October 1, 2006	October 2, 2005
Cash Flows from Operating Activities
Net earnings	$278.8	$216.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	184.0	160.8
Property insurance gain (Note 5)	(76.9)	–
Business consolidation costs (Note 5)	1.7	28.1
Deferred taxes	26.1	(59.1)
Other, net	(41.0)	3.0
Changes in other working capital components, excluding effects of acquisitions	(256.6)	(64.9)
Cash provided by operating activities	116.1	284.8

Cash Flows from Investing Activities
Additions to property, plant and equipment	(187.6)	(194.2)
Business acquisitions, net of cash acquired (Note 4)	(786.4)	–
Property insurance proceeds (Note 5)	32.4	–
Other, net	9.7	(9.2)
Cash used in investing activities	(931.9)	(203.4)

Cash Flows from Financing Activities
Long-term borrowings	984.1	155.4
Repayments of long-term borrowings	(100.9)	(89.7)
Change in short-term borrowings	7.0	89.2
Debt issuance costs	(8.4)	–
Proceeds from issuance of common stock	27.9	28.2
Acquisitions of treasury stock	(72.6)	(338.6)
Common dividends	(30.7)	(32.3)
Other, net	6.3	–
Cash provided by (used in) financing activities	812.7	(187.8)

Effect of exchange rate changes on cash	1.2	(1.9)

Change in cash and cash equivalents	(1.9)	(108.3)
Cash and Cash Equivalents - Beginning of Year	61.0	198.7
Cash and Cash Equivalents - End of Period	$59.1	$90.4

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

Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2005, 2004 and 2003. As a result, selling, general and administrative expenses were understated by $2.5 million, $2.3 million and $1 million in 2005, 2004 and 2003, respectively. Management has assessed the impact of these adjustments and does not believe these amounts are material, individually or in the aggregate, to any previously issued financial statements or to our expected full year results of operations for 2006. A cumulative $5.8 million pretax out-of-period adjustment was included in selling, general and administrative expenses in the first quarter of 2006.

Prior to the adoption on January 1, 2006, of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” expense related to stock options was calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and therefore was not included in the consolidated statement of earnings. Ball’s earnings as reported in the third quarter and first nine months of 2005 included after-tax stock-based compensation of $2 million and $4.4 million, respectively, compared to $2.6 million and $7.8 million for the same periods in 2005, respectively, if the fair-value-based method had been used. On a pro forma basis, both basic and diluted earnings per share would have been $0.01 and $0.03 lower for the quarter and nine months ended October 2, 2005, respectively. Details about the company’s 2006 share-based compensation expense under SFAS No. 123 (revised 2004) are available in Note 14.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.	New Accounting Standards

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which will be effective for Ball in its annual report for the year ended December 31, 2006. The new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive earnings. It also requires disclosure of certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition assets or obligations. Due to the two acquisitions, plan design changes and fourth quarter business consolidation activities, the company is unable to estimate the impact of SFAS No. 158 at this time.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	New Accounting Standards (continued)

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard is effective for Ball as of January 1, 2008.

Staff Accounting Bulletin (SAB) No. 108 was issued September 13, 2006, by the Securities and Exchange Commission (SEC) addressing the SEC staff’s view regarding the process of consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. The company’s process is in line with the SEC’s view.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which was effective for Ball beginning January 1, 2006, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. On March 29, 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Upon the adoption of the standard, Ball has elected to use the modified prospective transition method and, at least initially, the Black-Scholes valuation model. The effects on the company’s consolidated financial statements of adopting SFAS No. 123 (revised 2004) are discussed in Note 14.

In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for Ball beginning January 1, 2007, and the company is evaluating the impact this standard will have on its consolidated financial statements.

In March 2006 the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 06-3 regarding whether taxes collected from customers and remitted to governmental authorities are presented in a company’s income statement (a gross presentation) or only in its balance sheet (a net presentation). The decision, which is effective for Ball’s reporting after January 1, 2007, requires a company to disclose its policy for recording and reporting such taxes (gross or net) and, if on a gross basis, the amounts that are included in revenues and costs in the statement of earnings. Ball’s current policy is to record taxes collected from customers as liabilities on its balance sheet and not in its statement of earnings.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

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

In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. The change did not have a significant impact on any segment for the current or prior quarters. Prior periods have been conformed to the current presentation of the segments and the change in expense allocation. The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Summary of Business by Segment

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Sales
Metal beverage packaging, Americas	$659.6	$636.1	$1,992.6	$1,844.7
Metal beverage packaging, Europe/Asia	425.1	366.1	1,159.8	1,058.4
Metal food & household products packaging, Americas	381.3	292.2	884.8	655.5
Plastic packaging, Americas	185.9	124.7	486.8	373.9
Aerospace and technologies	170.4	164.8	505.7	527.5
Net sales	$1,822.3	$1,583.9	$5,029.7	$4,460.0

Net Earnings
Metal beverage packaging, Americas	$63.7	$68.7	$182.9	$196.7
Business consolidation costs (Note 5)	–	(19.3)	–	(19.3)
Total metal beverage packaging, Americas	63.7	49.4	182.9	177.4

Metal beverage packaging, Europe/Asia	63.2	56.7	158.8	145.0
Property insurance gain (Note 5)	2.8	–	76.9	–
Total metal beverage packaging, Europe/Asia	66.0	56.7	235.7	145.0

Metal food & household products packaging, Americas	19.4	10.1	34.9	25.5
Business consolidation costs (Note 5)	–	–	(1.7)	(8.8)
Total metal food & household products packaging, Americas	19.4	10.1	33.2	16.7

Plastic packaging, Americas	8.3	4.2	17.1	12.2
Aerospace and technologies	15.6	15.2	33.4	39.0
Segment earnings before interest and taxes	173.0	135.6	502.3	390.3
Corporate undistributed expenses, net	(4.9)	(7.1)	(24.0)	(19.4)
Earnings before interest and taxes	168.1	128.5	478.3	370.9
Interest expense	(37.2)	(25.7)	(98.1)	(75.8)
Tax provision	(32.9)	(26.6)	(112.6)	(89.3)
Minority interests	(0.1)	(0.2)	(0.5)	(0.7)
Equity in results of affiliates	3.6	3.3	11.7	11.8
Net earnings	$101.5	$79.3	$278.8	$216.9

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

Summary of Business by Segment (continued)

($ in millions)	As of October 1, 2006	As of December 31, 2005
Total Assets
Metal beverage packaging, Americas	$1,848.9	$1,664.4
Metal beverage packaging, Europe/Asia	2,363.4	2,122.6
Metal food & household products packaging, Americas	1,267.1	445.1
Plastic packaging, Americas	553.7	320.9
Aerospace and technologies	257.9	253.1
Segment eliminations	(730.3)	(537.5)
Segment assets	5,560.7	4,268.6
Corporate assets, net of eliminations	168.0	74.8
Total assets	$5,728.7	$4,343.4

4.	Acquisitions

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for consideration of 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million). In connection with the acquisition, Ball also refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years expects to realize approximately $42 million for acquired net operating tax loss carryforwards. The U.S. Can debt was refinanced at significantly lower interest rates through the issuance of a new series of Ball Corporation senior notes and an increase in Ball Corporation bank debt under the senior credit facilities put in place in the fourth quarter of 2005 (see Note 11). This acquisition added to the company’s portfolio of rigid packaging products and provides a meaningful position in a sizeable product line. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now produces aerosol cans, paint cans, plastic containers and custom and specialty cans in 10 plants in the U.S. and aerosol cans in two plants in Argentina. The acquired operations have annual sales of approximately $600 million and form part of Ball’s metal food and household products packaging, Americas, segment. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $184.7 million cash. The acquired assets included two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. This acquisition strengthens the company’s plastic container business and complements its food container business. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The acquired operations have annual sales of approximately $150 million and form part of Ball’s plastic packaging, Americas, segment. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 28, 2006.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Acquisitions (continued)

The following is a summary of the net assets acquired using preliminary fair values. The valuation by management of certain assets, including identification and valuation of acquired fixed assets and intangible assets, and of liabilities, including development and assessment of associated costs of consolidation and integration plans, is still in process and, therefore, the actual fair values may vary from the preliminary estimates. The valuations are expected to be completed by the end of 2006. The company has engaged third party experts to value certain assets and liabilities including inventory, property, plant and equipment, intangible assets and pension and other postretirement obligations.

($ in millions)	U.S. Can (Metal Food & Household Products Packaging, Americas)	Alcan (Plastic Packaging, Americas)	Total
Cash	$0.2	$–	$0.2
Property, plant and equipment	169.4	80.6	250.0
Goodwill	357.7	44.7	402.4
Intangibles	51.9	29.0	80.9
Other assets, primarily inventories and receivables	183.3	39.4	222.7
Liabilities assumed (excluding refinanced debt), primarily current	(144.6)	(9.0)	(153.6)
Net assets acquired	$617.9	$184.7	$802.6

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

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	October 2, 2005		October 1, 2006		October 2, 2005
Net sales	$1,766.0		$5,207.2		$5,034.8
Net earnings	81.1		279.6		232.8
Basic earnings per share	0.7	6	2.7	1	2.1	2
Diluted earnings per share	0.7	4	2.6	6	2.0	8

Pro forma adjustments primarily include the after-tax effects of: (1) increased interest expense related to incremental borrowings used to finance the acquisitions, (2) increased depreciation expense on plant and equipment based on increased fair values and (3) increased amortization expense attributable to intangible assets arising from the acquisitions.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Business Consolidation Activities and Property Insurance Gain

2006

Metal Beverage Packaging, Europe/Asia

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged the majority of the building and machinery and equipment. The property insurance proceeds recorded for the nine months ended October 1, 2006, which are based on replacement cost, were €87.6 million, of which €26 million ($32.4 million) was received in the second quarter. A €27 million fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, gains of €58.4 million ($74.1 million pretax, $45.2 million after tax) and €2.2 million ($2.8 million pretax, $1.7 million after tax) have been recorded in the consolidated statement of earnings in the second and third quarters, respectively, to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €15 million ($19 million) and €13 million ($16.5 million) was recorded in cost of sales in the second and third quarters, respectively, for insurance recoveries related to business interruption costs, as well as €9 million ($11 million) in the second quarter and €1.3 million ($1.6 million) in the third quarter to offset clean-up costs. Additional business interruption, clean-up and property damage cost recoveries will be recognized in future applicable periods as they are reimbursed by the insurance company.

In June 2006 the company announced its intention to rebuild the Hassloch plant with two steel lines and to add an aluminum line in its Hermsdorf, Germany, plant. All three lines are expected to be operational during the second quarter of 2007.

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

In October 2006, the company announced the closure of two North American manufacturing facilities. See Note 16, “Subsequent Event,” for details.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Business Consolidation Activities and Property Insurance Gain (continued)

Metal Food & Household Products Packaging, Americas

A pretax charge of $8.8 million ($5.9 million after tax) was recorded in the second quarter of 2005 in connection with the closure of a food can manufacturing plant in Quebec. The pretax charge included $3.2 million for employee severance, pension and other employee benefit costs and $5.6 million for decommissioning costs and the write-down to net realizable value of fixed assets and other costs. In the fourth quarter of 2005, the charge was partially offset by a $2.2 million gain ($1.5 million after tax) to adjust the Quebec plant land and building to net realizable value. The land and building were sold in April 2006 and, other than employee costs to be paid over future periods, the activities related to the plant closure have been concluded.

Summary

The following table summarizes the year-to-date 2006 activity for liabilities related to the 2006 and 2005 business consolidation activities:

($ in millions)	Employee Costs	Other Liabilities	Total Liabilities
Balance at December 31, 2005	$10.0	$2.0	$12.0
Charge to earnings in first quarter 2006	0.6	0.7	1.3
Payments	(2.9)	(0.6)	(3.5)
Other	0.1	–	0.1
Balance at October 1, 2006	$7.8	$2.1	$9.9

There were also reserves at October 1, 2006, of $5.3 million for the write down of fixed asset spare parts and tooling. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was insignificant at October 1, 2006.

6.	Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $175.3 million at October 1, 2006, and $210 million at December 31, 2005.

7.	Inventories

($ in millions)	October 1, 2006	December 31, 2005
Raw materials and supplies	$373.3	$277.4
Work in process and finished goods	395.1	392.9
	$768.4	$670.3

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

8.	Property, Plant and Equipment

($ in millions)	October 1, 2006	December 31, 2005
Land	$88.3	$76.8
Buildings	747.1	702.3
Machinery and equipment	2,597.9	2,233.5
Construction in progress	193.6	140.8
	3,626.9	3,153.4
Accumulated depreciation	(1,805.3)	(1,596.8)
	$1,821.6	$1,556.6

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $60.8 million and $173.3 million for the three months and nine months ended October 1, 2006, respectively, and $51.6 million and $152.1 million for the three months and nine months ended October 2, 2005, respectively.

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

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Plastic Packaging, Americas	Metal Food & Household Products Packaging, Americas	Total
Balance at December 31, 2005	$279.4	$917.8	$33.2	$28.2	$1,258.6
Business acquisitions (Note 4)	–	–	44.7	357.7	402.4
Foreign currency exchange rates	–	63.1	0.7	–	63.8
Balance at October 1, 2006	$279.4	$980.9	$78.6	$385.9	$1,724.8

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Intangibles and Other Assets

($ in millions)	October 1, 2006	December 31, 2005
Investments in affiliates	$73.5	$65.4
Prepaid pension and related intangible assets	42.9	42.3
Intangibles (net of accumulated amortization of $65.1 at October 1, 2006, and $52.6 at December 31, 2005)	116.5	43.1
Company owned life insurance	72.5	65.4
Deferred tax asset	31.4	40.7
Property insurance receivable (Note 5)	78.2	–
Other	72.9	45.5
	$487.9	$302.4

Total amortization expense of intangible assets amounted to $3.7 million and $10.7 million for the three months and nine months ended October 1, 2006, respectively, and $2.8 million and $8.7 million for the comparable periods in 2005, respectively. The increase in intangibles is due primarily to preliminary estimates of the fair market values of customer relationships acquired in the U.S. Can and Alcan acquisitions (as discussed in Note 4).

11.	Debt

Long-term debt consisted of the following:

	October 1, 2006			December 31, 2005
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $
Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $3.4 in 2006 and $3.8 in 2005)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.9 in 2006)		$450.0	450.0		–	–
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	85.0	159.2	₤	85.0	146.2
Term B Loan, euro denominated		€350.0	443.8		€350.0	414.4
Term C Loan, Canadian dollar denominated	C$	149.0	133.3	C$	165.0	141.9
Term D Loan, U.S. dollar denominated		$500.0	500.0		–	–
Multi-currency revolver:
U.S. dollar borrowings		$95.0	95.0		$60.0	60.0
Euro borrowings		–	–		€50.0	59.2
British sterling borrowings	₤	18.0	33.7	₤	22.0	37.9
Canadian dollar borrowings	C$	2.5	2.2	C$	14.0	12.0
European Bank for Reconstruction and Development Loans
Floating rates due October 2009		€17.5	22.2		€20.0	23.7
Industrial Development Revenue Bonds
Floating rates due through 2015		$20.0	20.0		$16.0	16.0
Other		Various	20.2		Various	21.6
			2,429.6			1,482.9
Less: Current portion of long-term debt			(17.9)			(9.6)
			$2,411.7			$1,473.3

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Debt (continued)

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

At October 1, 2006, approximately $566 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $344.9 million at October 1, 2006, of which $119 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at October 1, 2006, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Income Taxes

As previously reported in the company’s 2005 annual report, in connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2004, the IRS has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 20 years. Ball believes that its interest deductions will be sustained as filed and, therefore, no provision for loss has been accrued. The IRS’s proposed adjustments would result in an increase in taxable income for the years 1999 through 2004 of $56.8 million and a corresponding increase in taxable income for the subsequent tax year 2005, as well as the estimated impact on 2006 taxable income, of approximately $20 million with a corresponding increase in aggregate tax expense of approximately $31 million plus any related interest expense. The IRS has dropped proposed adjustments for any penalties. The examination reports for the 2000 to 2004 examinations have been forwarded to the appeals division of the IRS, and no further action has taken place to change Ball’s position.

In July 2005 the company’s CEO approved a foreign dividend and capital distribution plan that included the repatriation of undistributed earnings of certain foreign subsidiaries during the third and fourth quarters of 2005. Under the plan, the distribution was $488.4 million, of which approximately $320.3 million was taxable and subject to the provisions of the American Jobs Creation Act of 2004. In the third quarter of 2005, the company recorded a current tax payable of $16 million that was more than offset by the release of $19.2 million of accrued taxes on prior year unremitted foreign earnings, resulting in a net decrease of $3.2 million in tax expense for the third quarter of 2005.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations

($ in millions)	October 1, 2006	December 31, 2005
Total defined benefit pension liability	$541.7	$529.9
Less current portion	(34.1)	(39.2)
Long-term defined benefit pension liability	507.6	490.7
Retiree medical and other postemployment benefits	176.6	141.1
Deferred compensation plans	138.6	130.4
Other	14.6	22.0
	$837.4	$784.2

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	October 1, 2006			October 2, 2005
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$6.4	$2.3	$8.7	$6.0	$2.1	$8.1
Interest cost	12.3	6.9	19.2	10.0	7.0	17.0
Expected return on plan assets	(13.8)	(4.1)	(17.9)	(11.6)	(3.7)	(15.3)
Amortization of prior service cost	0.3	(0.1)	0.2	1.2	–	1.2
Recognized net actuarial loss	4.3	0.9	5.2	3.9	0.6	4.5
Subtotal	9.5	5.9	15.4	9.5	6.0	15.5
Non-company sponsored plan	0.3	–	0.3	0.3	–	0.3
Net periodic benefit cost	$9.8	$5.9	$15.7	$9.8	$6.0	$15.8

	Nine Months Ended
	October 1, 2006			October 2, 2005
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$20.7	$6.7	$27.4	$18.1	$6.4	$24.5
Interest cost	34.2	20.3	54.5	30.1	21.3	51.4
Expected return on plan assets	(37.9)	(11.9)	(49.8)	(34.7)	(11.0)	(45.7)
Amortization of prior service cost	2.8	(0.2)	2.6	3.6	(0.1)	3.5
Recognized net actuarial loss	14.1	2.5	16.6	11.6	1.7	13.3
Curtailment loss	–	–	–	–	0.4	0.4
Subtotal	33.9	17.4	51.3	28.7	18.7	47.4
Non-company sponsored plan	0.8	–	0.8	0.7	–	0.7
Net periodic benefit cost	$34.7	$17.4	$52.1	$29.4	$18.7	$48.1

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations (continued)

In June 2006 the company’s U.S. defined benefit plans for salaried employees were amended effective January 1, 2007, to provide more flexibility for future pension benefits by allowing portability and changing the benefit to a career average pay scheme that grows by a prescribed amount annually. As a result of the amendments, the plans were revalued by the company’s third-party actuaries as of June 30, 2006, resulting in a $20 million reduction of the company’s additional minimum liability, an $11.5 million increase (net of tax) in accumulated other comprehensive loss and a $0.9 million reduction in pension intangible assets. At the remeasurement date for the pension liabilities, the unfunded status was reduced by approximately $71 million.

Contributions to the company’s defined benefit pension plans were $58.6 million in the first nine months of 2006 ($28.6 million in the first nine months of 2005). The total contributions to these funded plans are expected to be approximately $77 million for the full year. Actual contributions may vary upon revaluation of the plans’ liabilities later in 2006.

14. Shareholders’ Equity and Comprehensive Earnings

Comprehensive Earnings

	Three Months Ended		Nine Months Ended
($ in millions)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net earnings	$101.5	$79.3	$278.8	$216.9
Foreign currency translation adjustment	(2.2)	5.4	28.5	(76.4)
Effect of derivative instruments	2.7	1.4	3.2	(4.3)
Minimum pension liability adjustment	–	–	11.5	–
Comprehensive earnings	$102.0	$86.1	$322.0	$136.2

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, additional minimum pension liability and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Minimum Pension Liability(a) (net of tax)	Effective Financial Derivatives(b) (net of tax)	Accumulated Other Comprehensive Loss
December 31, 2005	$74.6	$(169.9)	$(5.4)	$(100.7)
Change	28.5	11.5	3.2	43.2
October 1, 2006	$103.1	$(158.4)	$(2.2)	$(57.5)

(a)
The minimum pension liability is generally adjusted annually as of December 31. However, as a result of certain plan amendments, a revaluation adjustment was made as of June 30, 2006 (as discussed in Note 13).

(b)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Notes to Unaudited Condensed Consolidated Financial Statements
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

The company has shareholder approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. In general, options are exercisable in four equal installments commencing one year from the date of grant. The options terminate 10 years from the date of grant. A summary of stock option activity for the nine months ended October 1, 2006, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of year	4,811,602	$21.68	965,445	$9.41
Granted	906,600	43.69	906,600	10.46
Vested			(528,383)	9.05
Exercised	(610,813)	14.84
Canceled/forfeited	(53,525)	31.44	(49,025)	9.97
End of period	5,053,864	26.35	1,294,637	10.27

Vested and exercisable, end of period	3,759,227	21.63
Reserved for future grants	5,993,144

The April 2006 grant included 378,000 stock-settled stock appreciation rights which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at October 1, 2006, was 6.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $71.2 million. The weighted average remaining contractual term for options vested and exercisable at October 1, 2006, was 5.4 years and the aggregate intrinsic value was $70.8 million. The company received $2.5 million from options exercised during the three months ended October 1, 2006. The intrinsic value associated with these exercises was $4.6 million and the associated tax benefit of $1.8 million was reported as other financing activities in the consolidated statement of cash flows. During the nine months ended October 1, 2006, the company received $9.1 million from options exercised. The intrinsic value associated with exercises for that period was $16.1 million and the associated tax benefit reported as other financing activities was $6.3 million.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

The company’s stock options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in April 2006 have an estimated weighted average fair value at the date of grant of $10.46 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions, which were developed primarily using historical experience:

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

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares or restricted stock units. In general, restrictions on the matching shares or units lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Through December 31, 2005, under the principles of APB Opinion No. 25, this plan was accounted for as a variable plan where compensation expense was recorded based upon the current market price of the company’s common stock until restrictions lapsed. Upon adoption of SFAS No. 123 (revised 2004) on January 1, 2006, grants under the plan are accounted for as equity awards and compensation expense is now recorded based upon the fair value of the shares or units at the grant date.

For the three and nine months ended October 1, 2006, the company recognized in selling, general and administrative expenses pretax expense of $2.8 million ($1.7 million after tax) and $10.1 million ($6.1 million after tax), respectively, for share-based compensation arrangements. These amounts represented $0.02 per basic and diluted share for the third quarter of 2006 and $0.06 per basic and diluted share for the first nine months. At October 1, 2006, there was $26.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.9 years.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15. Earnings Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Diluted Earnings per Share:
Net earnings	$101.5	$79.3	$278.8	$216.9

Weighted average common shares (000s)	103,292	106,696	103,397	109,301
Effect of dilutive stock options	1,609	1,884	1,727	2,084
Weighted average shares applicable to diluted earnings per share	104,901	108,580	105,124	111,385

Diluted earnings per share	$0.97	$0.73	$2.65	$1.95

The following outstanding options were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price was higher than the average closing market price of common stock for the period):

	Three Months Ended		Nine Months Ended
Option Price	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
$ 39.74	694,600	709,250	–	709,250
$ 43.69	901,200	–	901,200	–
	1,595,800	709,250	901,200	709,250

16.	Subsequent Event

On October 12, 2006, the company announced plans to close two manufacturing facilities in North America by the end of 2006 as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier this year of U.S. Can. The company will close a leased facility in Alliance, Ohio, which was one of 10 manufacturing locations acquired from U.S. Can, and a plant in Burlington, Ontario, which was part of the metal food can operations prior to the U.S. Can acquisition. The closure of the Alliance plant will be treated as an opening balance sheet item related to the U.S. Can acquisition. An after-tax charge of approximately $25 million will be recorded in the fourth quarter related to equipment disposal and the Burlington closure.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.	Contingencies (continued)

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

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003 and nearly all retailers stopped carrying beverages in non-refillable containers. We responded to the resulting lower demand for beverage cans with several measures including reducing capacity and converting production lines from steel to aluminum to facilitate exports from Germany to other European countries. As of May 1, 2006, all retailers are required to redeem all returned one-way containers as long as they sell such containers. Many retailers in Germany have begun the process of implementing a returnable system for one-way containers since they, along with fillers, now appear to accept the deposit. The retailers and the filling and packaging industries have formed a committee to design a nationwide recollection system and several retailers have ordered and installed reverse vending machines in order to streamline the recollection system. One-way packaging sales by German retailers have increased significantly since May 1, 2006 (albeit off a low base). We believe it will take some time to recover from the significant decrease experienced several years ago as one-way collection systems continue to be installed and consumers become educated regarding the system and the reintroduction of one-way packaging.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

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

We sell our packaging products primarily to major beverage and food companies and producers of household use products with which we or the companies we have acquired have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our long-term relationships and contracts mitigate these risks.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing. In early 2008 we expect to complete a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that is expected to result in productivity gains and cost reductions beginning in 2007. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by continuing to reconfigure some of our European can manufacturing lines and by having constructed a new beverage can manufacturing plant in Belgrade, Serbia, in 2005. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant will be replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers.

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

Management uses various measures to evaluate company performance. The primary financial measures we use are earnings before interest and taxes (EBIT), earnings before interest, taxes, depreciation and amortization (EBITDA), diluted earnings per share, economic value added (operating earnings, as defined by the company, less our cost of capital), operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production spoilage rates, quality control figures, safety statistics and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining quality employees is essential to the success of Ball and, because of this, we strive to pay employees competitively and encourage their prudent ownership of the company’s common stock. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to participate as Ball shareholders.

RECENT DEVELOPMENTS

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for consideration of 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million). In connection with the acquisition, Ball refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years expects to realize approximately $42 million for acquired net operating tax loss carryforwards. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now manufactures aerosol cans, paint cans, plastic containers and custom and specialty cans in 10 plants in the U.S. and aerosol cans in two plants in Argentina. The acquired operations have annual sales of approximately $600 million. The acquired business forms part of Ball’s metal food and household products packaging, Americas, segment and its results have been included since the date of acquisition.

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $184.7 million cash. This acquisition strengthens the company’s plastic container business and complements its food container business. The acquired assets included two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The acquired operations have annual sales of approximately $150 million. The operations form part of Ball’s plastic packaging, Americas, segment and their results have been included since the date of acquisition.

The company refinanced U.S. Can’s debt at significantly lower interest rates through the issuance by Ball Corporation of $450 million of new senior notes and a $500 million increase in bank debt under the senior credit facilities put in place in the fourth quarter of 2005. The proceeds of these financings were also used to acquire the Alcan operations and to reduce seasonal working capital debt.

In June 2006 the company’s U.S. defined benefit plans for salaried employees were amended to provide more flexibility for future pension benefits by allowing portability and changing the benefit to a career average pay scheme that grows by a prescribed amount annually. The annual accounting expense under the amended plans will be lower and more predictable. The amendments, which will be effective January 1, 2007, are expected to reduce 2006 pension expense by $7 million. While the initially projected 2007 annual pension expense retains the same level of benefit as a result of the plan design changes, an increase of approximately $6 million in 2007 pension expense over the full year 2006 expense is anticipated at this time due to changes in the discount rate, return on asset and other updated plan assumptions, along with the impact of the 2006 acquisitions. Overall projected 2007

North American pension expense, subject to further change based on the final discount rate assumptions at December 31, 2006, should still be approximately $2 million below the projected 2006 expense before the benefit of the 2006 plan design changes. The majority of the expected pension expense reductions will be included in cost of sales. At the remeasurement date for the pension liabilities, the unfunded status was reduced by approximately $71 million.

CONSOLIDATED SALES AND EARNINGS

The company has five reportable segments organized along a combination of product lines and geographic areas: (1) metal beverage packaging, Americas, (2) metal food and household products packaging, Americas, (3) plastic packaging, Americas, (4) metal beverage packaging, Europe/Asia and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture metal container products used primarily in beverage packaging. Sales in this segment, which represented 36 percent of consolidated net sales in the third quarter of 2006 and 40 percent in the first nine months, were 4 percent higher in the third quarter of 2006 than in 2005 and 8 percent higher in the first nine months as a result of higher sales volumes and prices. The increased sales over 2005 were also driven by favorable weather in many parts of the U.S. and Canada, as well as the promotion of 12-ounce can packages by beer and soft drink companies. Additionally, selling prices were increased due to higher raw material costs being passed through to our customers.

Segment earnings of $63.7 million in the third quarter of 2006 were $14.3 million higher compared to the same period in 2005 which included a pretax charge of $19.3 million related to a project to significantly upgrade and streamline our North American beverage can end manufacturing capabilities. Earnings of $182.9 million in the first nine months of 2006 were 3 percent higher than the prior year earnings of $177.4 million for the same period. Despite higher sales in both periods, earnings growth was constrained by product mix and continued year-over-year cost growth, particularly higher energy, other direct material and freight costs. While contract price escalations have commenced for many of our customers, cost growth has continued to outpace price increases.

Also included in the third quarter of 2006 was a charge of $9.3 million to revalue aluminum inventories under the last-in, first-out (LIFO) method of accounting, compared to a charge of $2.8 million in the third quarter of 2005. As the metal component in our metal beverage packaging, Americas, segment is predominantly priced in our sales contracts as a pass through and is essentially collected from our customers on a first-in, first-out basis, there generally should be no gain or loss reflected in our income statement on the metal component of our inventory. Therefore, the company is assessing whether the LIFO method of accounting is properly matching revenues and expenses under current contract terms and whether LIFO should remain as the preferred method of accounting.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions. During the first quarter of 2006, we completed the conversion of a line in our Monticello, Indiana, plant from 12-ounce can manufacturing to a line capable of producing other sizes. A multi-year project begun in 2005 to streamline and upgrade our end manufacturing capabilities is progressing, although with some delays in equipment delivery and start up. In connection with this project, the can end manufacturing operations at the Reidsville, North Carolina, plant will be shut down during the fourth quarter of 2006.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment includes metal beverage packaging products manufactured in Europe and Asia as well as plastic containers manufactured in Asia. This segment accounted for 23 percent of consolidated net sales in both the third quarter and first nine months of 2006. Segment sales in the third quarter and first nine months of 2006 were 16 percent and 10 percent higher than in the same periods of 2005, respectively, with higher sales volumes in both Europe and Asia. Higher segment sales volumes were aided by favorable European weather and Germany hosting the World Cup soccer championship during June and July 2006, as well as by continued growth in the China market.

Segment earnings of $66 million in the third quarter of 2006 and $235.7 million in the first nine months included $2.8 million and $76.9 million, respectively, of property insurance gains related to a fire at the company’s Hassloch, Germany, metal beverage can plant (further details are provided below). Segment earnings for the third quarter 2006 also included a gain of $5.5 million related to the change in an estimated liability. Segment earnings in 2005 were $56.7 million for the third quarter and $145 million for the first nine months and included a $3.4 million expense in the first quarter for the write off of the remaining carrying value of an equity investment in the PRC. Segment earnings in 2006 were higher than in 2005 due to higher volumes, price recovery initiatives and effective manufacturing cost controls, partially offset by higher raw material, freight and energy costs, and price/cost compression in the PRC. The second quarter of 2005 also included costs related to a line conversion in the Netherlands and the start up of the Serbian plant which reached full production during the third quarter of 2005.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged the majority of the building and machinery and equipment. The property insurance proceeds recorded in the nine months ended October 1, 2006, which are based on replacement cost, were €87.6 million, of which €26 million ($32.4 million) was received in April 2006. A €27 million fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a gain of €58.4 million ($74.1 million pretax, $45.2 million after tax) and €2.2 million ($2.8 million pretax, $1.7 million after tax) has been recorded in the consolidated statement of earnings in the second and third quarters, respectively, to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €15 million ($19 million) and €13 million ($16.5 million) was recorded in cost of sales in the second and third quarters, respectively, for insurance recoveries related to business interruption costs, as well as €10.3 million ($12.6 million) to offset clean-up costs. Subsequent to the end of the third quarter, a further €30 million ($38.2 million) of property insurance proceeds were received. Additional business interruption, clean up and property damage cost recoveries will be recognized in future applicable periods as they are reimbursed by the insurance company.

In June 2006 the company announced its intention to rebuild the Hassloch plant with two steel lines and to add an aluminum line in its Hermsdorf, Germany, plant. All three lines are expected to be operational during the second quarter of 2007.

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

Segment sales, which comprised 21 percent of consolidated net sales in the third quarter of 2006 and 17 percent in the first nine months, were 31 percent and 35 percent above the same periods of 2005. The primary reason for the increase was the acquisition of U.S. Can. The favorable impact on 2006 sales of the pass through of higher raw material costs was offset by lower third quarter food can volumes.

Segment earnings were $19.4 million in the third quarter of 2006 compared to $10.1 million in the third quarter of 2005, and $33.2 million in the first nine months of 2006 compared to $16.7 million in 2005. The first six months of 2006 included a net pretax charge of $1.7 million primarily related to the shut down of a metal food can manufacturing line in an Ontario plant in 2006. The second quarter of 2005 included a pretax charge of $8.8 million ($5.9 million after tax) to shut down a metal food can manufacturing plant in Quebec. Higher sales volumes related to the U.S. Can acquisition helped improve segment earnings in the second and third quarters of 2006, despite the negative impact of continued year-over-year increases in energy and other direct material costs, as well as lower food can volumes attributable to the loss of a customer in late 2005 and a poor salmon harvest in 2006.

Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging. Segment sales, which accounted for 11 and 10 percent of consolidated net sales in the third quarter and first nine months of 2006, respectively, were 49 percent and 30 percent higher than in the same periods of 2005, respectively. The segment sales increase in 2006 was related to the plant and other asset acquisitions from Alcan and higher PET bottle volumes. We continue to focus PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets and are adding specialty container production capacity to accommodate new demand. In the food and specialty area, development efforts are focused on custom markets as well. Segment earnings of $8.3 million in the third quarter of 2006 and $17.1 million in the first nine months were higher than 2005 earnings of $4.2 million and $12.2 million, respectively, primarily as a result of the incremental sales due to the acquisition, but were partially offset by energy cost increases, the timing of resin cost increases and costs incurred for litigation that was favorably resolved in July 2006. Earnings in the second quarter of 2006 also included purchase accounting adjustments of $1.2 million which increased cost of sales due to the step up to fair market value of acquired finished goods inventory.

Aerospace and Technologies

Aerospace and technologies segment sales, which represented 9 and 10 percent of consolidated net sales in the third quarter and first nine months of 2006, respectively, were 3 percent higher in the third quarter of 2006 than in 2005 and 4 percent lower in the first nine months. The lower year-to-date sales were largely due to contracts being completed during the periods, as well as the impact of government funding reductions and program delays. Segment earnings were $15.6 million in the third quarter of 2006 compared to $15.2 million in 2005 and $33.4 million in the first nine months compared to $39 million in 2005. Segment earnings for the third quarter 2006 included a gain of $3.3 million on the early completion of a contract that resulted in additional milestone incentives. The first quarter of 2005 included an expense of $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. That investment was sold in October 2005. Earnings in 2006 were negatively affected by the lower sales due to program delays and increased nonrecoverable pension costs.

Contracted backlog in the aerospace and technologies segment was $768 million at October 1, 2006, and $761 million at December 31, 2005. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the "Summary of Business by Segment" in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Subsequent Event

On October 12, 2006, the company announced plans to close two manufacturing facilities in North America by the end of 2006 as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier this year of U.S. Can. The company will close a leased facility in Alliance, Ohio, which was one of 10 manufacturing locations acquired from U.S. Can, and a plant in Burlington, Ontario, which was part of the metal food can operations prior to the U.S. Can acquisition. The closure of the Alliance plant will be treated as an opening balance sheet item related to the U.S. Can acquisition. An after-tax charge of approximately $25 million will be recorded in the fourth quarter related to equipment disposal and the Burlington closure. The Alliance and Burlington estimated closure costs will be cash flow neutral after tax benefits and anticipated proceeds from the sale of fixed assets. These actions are expected to reduce operating costs by $8 million annually commencing in 2007. The company continues to evaluate the current manufacturing structure and expects to identify other opportunities to improve efficiencies by further realigning production capacities. The realignment plan is anticipated to be completed during the fourth quarter of 2006, with implementation continuing in 2007.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $66.5 million in the third quarter of 2006 compared to $52.2 million for the same period in 2005 and $210.3 million in the first nine months of 2006 compared to $173.7 million in the first nine months of 2005. The increase in SG&A expenses in 2006 compared to 2005 is primarily the result of incremental SG&A (after realized synergies) from the acquired U.S. Can operations, an out-of-period adjustment (discussed below), higher expense associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), normal compensation and benefit increases, higher rates associated with the company’s receivables sales agreement, increased legal fees related to patent litigation and the effects of foreign exchange rates other than the first quarter 2006 adjustment discussed below. The first quarter of 2005 also included $7.2 million for the write down of PRC and aerospace equity investments.

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

Interest and Taxes

Consolidated interest expense was $37.2 million for the third quarter of 2006 compared to $25.7 million in the same period of 2005 and $98.1 million for the first nine months of 2006 compared to $75.8 million for the same period in 2005. The higher expense in 2006 was primarily due to the additional borrowings used to finance the acquisitions of U.S. Can and the Alcan assets. Interest expense in the third quarter of 2005 included $1.3 million for the write off of financing costs associated with the early redemption of a portion of Ball’s senior notes.

The consolidated effective income tax rate was approximately 29.6 percent for the first nine months of 2006 compared to 30.3 percent for the same period in 2005. While the effective rates are similar for both years, the rate in 2006 was affected by the final determination of research and development tax credits and other tax benefits as a result of the settlement of tax matters, partially offset by applying the 39 percent German marginal tax rate on the insurance gain. The 2005 tax rate was primarily affected by the fact that no benefit was provided in respect of certain equity investment write downs in the first quarter of 2005. The $3.8 million write down of the aerospace equity investment in 2005 is not tax deductible while the realization of tax deductibility of the $3.4 million PRC write down, which will be a capital loss, is not reasonably assured as the company does not have, nor does it anticipate, any capital gains to utilize the losses.

There has been no change in connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2004 that would affect Ball’s position that it will sustain its deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 20 years. Therefore, no provision for loss has been accrued for the IRS’s proposed disallowance. The total potential liability for the audited years 1999 through 2004, unaudited year 2005 and an estimate of the impact on 2006 taxable income is approximately $31 million, excluding related interest. The IRS has dropped proposed adjustments for any penalties. See Note 12 to the consolidated financial statements within Item 1 of this report for additional information.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Cash flow from operations was $116.1 million in the first nine months of 2006 compared to $284.8 million in the first nine months of 2005. Negatively affecting 2006 cash flow from operations were cash pension funding and higher working capital levels compared to the prior year. The changes in these working capital items reflected seasonality and timing of customer purchases.

We estimate full-year 2006 capital spending, net of property insurance recoveries, to be approximately $260 million compared to 2005 spending of $291.7 million. The 2006 estimate includes capital spending related to the acquired plants but excludes spending for the replacement of the fire-damaged assets in Germany, which is expected to be reimbursed by insurance proceeds.

Debt Facilities and Refinancing

Interest-bearing debt increased to $2,548.6 million at October 1, 2006, compared to $1,589.7 million at December 31, 2005. This increase includes the issuance by Ball Corporation in March 2006 of $450 million of 6.625% senior notes due in 2018 and a $500 million increase in bank debt under Ball Corporation’s senior credit facilities put in place in the fourth quarter of 2005. The proceeds from these financings were used to refinance existing U.S. Can debt at lower interest rates, acquire certain net assets of Alcan and reduce seasonal working capital debt.

We intend to emphasize debt reduction during the remainder of 2006 and expect debt, net of cash and cash equivalents, at year end to be approximately $270 million lower than debt, net of cash and cash equivalents, at October 1, 2006. Our stock repurchase program, net of issuances, is expected to be in the $50 million range in 2006 compared to $358.1 million in 2005.

At October 1, 2006, approximately $566 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $344.9 million at the end of the third quarter, of which $119 million was outstanding and due on demand.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions SFAS No. 140. Net funds received from the sale of the accounts receivable totaled $175.3 million at October 1, 2006, and $210 million at December 31, 2005.

The company was in compliance with all loan agreements at October 1, 2006, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

Most of the plastic packaging, Americas, sales contracts negotiated through the end of the third quarter of 2006 include provisions to pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Many of our metal food and household products packaging, Americas, sales contracts negotiated through the end of the third quarter of 2006 either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. We anticipate we will be able to pass through the majority of the steel price increases that occur through the third quarter of 2007.

In Europe and Asia the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales contracts, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. The company also uses forward and option contracts as cash flow hedges to minimize exposure to significant price changes for those sales contracts where there is not a pass-through arrangement. Despite these efforts, the rapid and unprecedented increase in the price of aluminum in recent months is expected to continue to cause margin compression in our metal beverage container business in the PRC during the remainder of 2006.

Outstanding derivative contracts at the end of the third quarter 2006 expire within three years. Included in shareholders’ equity at October 1, 2006, within accumulated other comprehensive loss, is approximately $5.1 million of net loss associated with these contracts, of which $10.2 million of net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains and/or losses on these derivative contracts will be offset by higher and/or lower costs on metal purchases.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $17.6 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be an $11.6 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for energy such as natural gas and electricity. A hypothetical 10 percent increase in our energy prices could result in an estimated $8.8 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at October 1, 2006, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Swap agreements expire at various times within the next five years. Included in shareholders’ equity at October 1, 2006, within accumulated other comprehensive loss, is approximately $2.9 million of net gain associated with these contracts, of which $0.5 million of net earnings is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $1.3 million of net gain related to the termination or deselection of hedges is included in the above accumulated other comprehensive loss at October 1, 2006. The amount recognized in 2006 earnings related to terminated hedges is insignificant.

Based on our interest rate exposure at October 1, 2006, assumed floating rate debt levels through the third quarter of 2007 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $7.3 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the third quarter 2006 expire within one year. At October 1, 2006, there were no amounts included in accumulated other comprehensive loss for these items.

Considering the company’s derivative financial instruments outstanding at October 1, 2006, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $22.9 million after-tax reduction of net earnings over a one-year period. This amount includes the $11.6 million currency exposure discussed above in the “Commodity Price Risk” section. Actual changes in market prices or rates may differ from hypothetical changes.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, the company sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. Our objective in selling put options is to lower the average purchase price of acquired shares. At October 1, 2006, there were put option contracts outstanding for 75,000 shares at a price of $34.6503 per share.

Item 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective.

During the quarter, there was no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. The company acquired certain operations of U.S. Can Corporation (U.S. Can) on March 27, 2006, and certain assets of Alcan Packaging (Alcan) on March 28, 2006. (Additional details are available in Note 4 to the consolidated financial statements within Item 1 of this report.) The company has included the acquired U.S. Can and Alcan operations within its system of internal controls over financial reporting. Pursuant to rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the controls for these acquired operations are required to be evaluated and tested by the end of 2007.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this quarterly report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth and demand; loss of one or more major customers or suppliers or changes to contracts with one or more customers or suppliers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing and financial results; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; increases in interest rates, particularly on floating rate debt of the company; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs incurred in the countries in which Ball has operations; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; the effect of LIFO accounting on earnings and the effect of changes to that accounting method; changes in generally accepted accounting principles or their interpretation; local economic conditions; the authorization, funding and availability of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation of certain currencies; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC, Brazil and Argentina; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental and workplace safety; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the businesses recently acquired from the shareholders of U.S. Can and from Alcan Packaging; accounting changes; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; changes in the company’s pension plans; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material updates to the company’s legal proceedings under Item 1 for the quarter ended October 1, 2006.

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

Item 2. Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended October 1, 2006.

Purchases of Securities
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
July 3 to August 6, 2006	481,060		$36.66	481,060	10,304,987
August 6 to September 3, 2006	1,163		$39.02	1,163	10,303,824
September 3 to October 1, 2006	104,184		$40.31	104,184	10,199,640
Total	586,407	(a)	$37.32	586,407

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended October 1, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended October 1, 2006.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended October 1, 2006.

Item 6.	Exhibits

20	Subsidiary Guarantees of Debt

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	November 8, 2006

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
October 1, 2006

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