Form 10-K
period 2006-12-31
BALL CORP
filed 2007-02-22
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,873 million based upon the closing market price and common shares outstanding as of July 2, 2006.

Number of shares outstanding as of the latest practicable date.

Class	Outstanding at February 4, 2007
Common Stock, without par value	103,087,717

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy statement to be filed with the Commission within 120 days after December 31, 2006, to the extent indicated in Part III.

PART I

Item 1. Business

Ball Corporation was organized in 1880 and incorporated in Indiana in 1922. Its principal executive offices are located at 10 Longs Peak Drive, Broomfield, Colorado 80021-2510. The terms "Ball," "the company," "we" and "our" as used herein refer to Ball Corporation and its consolidated subsidiaries.

Ball is a manufacturer of metal and plastic packaging, primarily for beverages, foods and household products, and a supplier of aerospace and other technologies and services to government and commercial customers.

Information Pertaining to the Business of the Company

The company has five reportable segments organized along a combination of product lines and geographic areas: (1) metal beverage packaging, Americas, (2) metal beverage packaging, Europe/Asia, (3) metal food and household products packaging, Americas, (4) plastic packaging, Americas, and (5) aerospace and technologies. Prior periods required to be shown in this Annual Report on Form 10-K (Annual Report) have been conformed to the current presentation.

A substantial part of our North American and international packaging sales are made directly to companies in packaged beverage and food businesses, including SABMiller and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Sales to SABMiller plc, PepsiCo, Inc., and Coca-Cola Enterprises represented 11 percent, 9 percent and 9 percent of Ball’s consolidated net sales, respectively, for the year ended December 31, 2006. Additional details about sales to major customers are included in Note 2 to the consolidated financial statements, which can be found in Item 8 of this Annual Report (“Financial Statements and Supplementary Data”).

North American Packaging Segments

Our principal businesses in North America are the manufacture and sale of aluminum, steel, polyethylene terephthalate (PET) and polypropylene containers, primarily for beverages, foods and household products. Our packaging products are sold in highly competitive markets, primarily based on quality, service and price. The North American packaging business is capital intensive, requiring significant investment in machinery and equipment. Profitability is sensitive to selling prices, production volumes, labor, transportation, utility and warehousing costs, as well as the availability and price of raw materials, such as aluminum, steel, plastic resin and other direct materials. These raw materials are generally available from several sources, and we have secured what we consider to be adequate supplies and are not experiencing any shortages. We believe we have limited our exposure related to changes in the costs of aluminum, steel and plastic resin as a result of (1) the inclusion of provisions in most aluminum container sales contracts to pass through aluminum cost changes, as well as the use of derivative instruments, (2) the inclusion of provisions in certain steel container sales contracts to pass through steel cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs and (3) the inclusion of provisions in substantially all plastic container sales contracts to pass through resin cost changes. In 2006 we were able to pass through the majority of steel cost increases levied by producers, and we continually attempt to reduce manufacturing and other material costs as much as possible. While raw materials and energy sources, such as natural gas and electricity, may from time to time be in short supply or unavailable due to external factors, and the pass through of steel costs to our customers may be limited in some instances, we cannot predict the timing or effects, if any, of such occurrences on future operations.

Research and development (R&D) efforts in the North American packaging segments are primarily directed toward packaging innovation, specifically the development of new sizes and types of metal and plastic beverage, food and household product containers, as well as new uses for the current containers. Other research and development efforts in these segments seek to improve manufacturing efficiencies. Our North American packaging R&D activities are conducted in the Ball Technology and Innovation Center (BTIC) located in Westminster, Colorado, including the relocated R&D activities relating to the plastic bottle assets acquired March 28, 2006, from Alcan Packaging.

Metal Beverage Packaging, Americas

Metal beverage packaging, Americas, represents Ball’s largest segment, accounting for 39 percent of consolidated net sales in 2006. Decorated two-piece aluminum beverage cans are produced at 16 manufacturing facilities in the U.S. and one each in Canada and Puerto Rico. Can ends are produced within three of the U.S. facilities, as well as in a fourth facility that manufactures only ends. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September.

Through Rocky Mountain Metal Container, LLC, a 50/50 joint venture, which is accounted for as an equity investment, Ball and Coors Brewing Company (Coors), a wholly owned subsidiary of Molson Coors Brewing Company, operate beverage can and end manufacturing facilities in Golden, Colorado. The joint venture supplies Coors with beverage cans and ends for its Golden, Colorado, brewery and supplies ends to its Shenandoah, Virginia, filling location. Ball receives management fees and technology licensing fees under agreements with the joint venture. In addition to beverage containers supplied to Coors from the joint venture, Ball supplies, from its own facilities, substantially all of Coors’ metal container requirements for its Shenandoah, Virginia, filling location, as well as other sizes of containers not manufactured by the joint venture.

We also participate in a 50/50 joint venture in Brazil that manufactures aluminum cans and ends and is accounted for as an equity investment.

Based on publicly available industry information, we estimate that our North American metal beverage container shipments in 2006 of approximately 33 billion cans were approximately 32 percent of total U.S. and Canadian shipments of metal beverage containers. Three producers manufacture substantially all of the remaining metal beverage containers. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Available information indicates that North American metal beverage container shipments have been relatively flat during the past several years. Although in 2006 the U.S. industry experienced a 2.3 percent growth in can shipments, it is difficult to predict whether this higher growth rate will become a trend.

Beverage container production capacity in the U.S., Canada and Mexico exceeds demand. In order to more closely balance capacity and demand within our business, from time to time we consolidate our can and end manufacturing capacity into fewer, more efficient facilities. We also attempt to efficiently match capacity with the changes in customer demand for our packaging products. To that end, during 2005 Ball commenced a project to upgrade and streamline its North American beverage can end manufacturing capabilities, a project expected to result in productivity improvements and reduced manufacturing costs. In connection with these activities, the company recorded a pretax charge of $19.3 million ($11.7 million after tax) in the third quarter of 2005. We have installed the first three production modules in this multi-year project and the fourth and fifth modules are in the installation phase, and the project is expected to be fully completed in 2008. In connection with this project, the can end manufacturing operations at the Reidsville, North Carolina, plant were shut down during the fourth quarter of 2006.

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

Metal Food & Household Products Packaging, Americas

Metal food and household products packaging, Americas, accounted for 18 percent of consolidated net sales in 2006. The two major product lines in this segment are steel food and aerosol containers. Aerosol containers were added with the acquisition of U.S. Can Corporation (U.S. Can) on March 27, 2006 (discussed below). Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. These containers and ends are manufactured in 9 plants in the U.S. and Canada and sold primarily to food processors in North America. Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal vegetable and salmon packs. We estimate our 2006 shipments of more than 6 billion steel food containers to be approximately 20 percent of total U.S. and Canadian metal food container shipments.

On March 27, 2006, Ball Corporation acquired all the issued and outstanding shares of U.S. Can for consideration of 444,756 Ball common shares, together with the repayment of $598 million of existing U.S. Can debt, including $27 million of bond redemption premiums and fees. The acquired business manufactures and sells aerosol cans, paint cans, plastic containers and custom and specialty containers in 10 plants in the U.S. and is the largest manufacturer of aerosol cans in North America. In addition, the company manufactures and sells aerosol cans in two plants in Argentina. The acquired operations employ 2,300 people and have annual sales of approximately $600 million. The acquisition has been accounted for as a purchase, and, accordingly, its results have been included in our consolidated financial statements in the metal food and household products packaging, Americas, segment from March 27, 2006. We estimate the U.S. Can aerosol business accounts for approximately 53 percent of total annual U.S. and Canadian steel aerosol shipments.

In December 2006, as part of a product realignment plan, the company closed a leased facility in Alliance, Ohio, which was one of the 10 manufacturing locations acquired from U.S. Can, and a metal food can manufacturing plant in Burlington, Ontario, which was part of the metal food can operations prior to the U.S. Can acquisition. The closure of the Alliance plant was treated as an opening balance sheet item related to the acquisition. A pretax charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter in respect of the Burlington plant closure. As part of the realignment plan, responsibility for the U.S. Can plastic container business was transferred to the company’s plastic packaging, Americas, segment effective January 1, 2007.

Also in 2006, a pretax charge of $1.4 million ($0.9 million after tax) was recorded to shut down a metal food can production line in the Whitby, Ontario, plant. Production from the line has ceased and other shut down activities are expected to be completed by the end of the first quarter of 2007.

In 2005 the company recorded a pretax charge of $11.2 million ($7.5 million after tax) related to a work force reduction in the Burlington plant and to close a food can plant in Quebec. The Quebec plant was closed and ceased operations in the third quarter of 2005 and the land and building were sold.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol can market primarily includes two national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, demand for this product line is dependent on product innovation and cost reduction. Service, quality and price are among the key competitive factors.

Plastic Packaging, Americas

Plastic packaging, Americas, accounted for 10 percent of Ball’s consolidated net sales in 2006. Demand for containers made of PET and polypropylene has increased in the beverage and food markets, with improved barrier technologies and other advances. This growth in demand is expected to continue. While PET and polypropylene beverage containers compete against metal, glass and cardboard, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. We estimate our 2006 shipments of more than 5.7 billion plastic containers to be approximately 9 percent of total U.S. and Canadian PET container shipments. In addition, this segment produced more than 640 million food and specialty containers during 2006 as a result of the Alcan Packaging (Alcan) acquisition (discussed below). The company operates seven plastic container manufacturing facilities in the U.S. and one in Canada.

On March 28, 2006, Ball Corporation acquired certain North American plastic container net assets from Alcan Packaging for a total cash consideration of $185 million. Ball acquired plastic container manufacturing plants in Batavia, Illinois; Bellevue, Ohio; and Brampton, Ontario; as well as certain equipment and other assets at an Alcan research facility in Neenah, Wisconsin, and at a plant in Newark, California. Subsequent to the acquisition, the R&D activities were relocated from Neenah to the BTIC in Westminster, Colorado, and plastic bottle production at the Newark, California, plant was terminated. The costs of these activities were treated as opening balance sheet items. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, manufactures and sells barrier PET plastic bottles used for beverages and foods. The acquired business employs approximately 470 people and has annual sales of approximately $150 million. The acquisition has been accounted for as a purchase, and, accordingly, its results have been included in our consolidated financial statements in the plastic packaging, Americas, segment from March 28, 2006.

Competition in the PET plastic container industry includes several national and regional suppliers and self manufacturers, while Ball is one of three major competitors in the polypropylene container industry. Service, quality and price are important competitive factors. The ability to produce customized, differentiated plastic containers is also a key competitive factor.

Most of Ball’s PET containers are sold under long-term contracts to suppliers of bottled water and carbonated soft drinks, including bottlers of Pepsi-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Most of our polypropylene containers are also sold under long-term contracts, primarily to food packaging companies. Plastic beer containers are being produced for several of our customers, and we are manufacturing plastic containers for the single serve juice and wine markets. Our line of Heat-Tek(TM) PET plastic bottles for hot-filled beverages, such as sports drinks and juices, includes sizes from 8 ounces to 64 ounces.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment, which accounted for 23 percent of Ball’s consolidated net sales in 2006, consists of 10 beverage can plants and two beverage can end plants in Europe, as well as operations in the People’s Republic of China (PRC). Of the 12 European plants, four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands, Poland and Serbia. The European plants produced approximately 13 billion cans in 2006, with approximately 60 percent of those being produced from aluminum and 40 percent from steel. Six of the can plants use aluminum and four use steel.

Ball Packaging Europe is the second largest metal beverage container producer in Europe, with an estimated 29 percent of European shipments, and produces two-piece beverage cans and can ends for producers of beer, carbonated soft drinks, mineral water, fruit juices, energy drinks and other beverages. Ball Packaging Europe is the largest metal beverage container manufacturer in Germany, France and the Benelux countries and the second largest metal beverage container manufacturer in the United Kingdom and Poland. In 2005 Ball completed the construction of an aluminum beverage can manufacturing plant in Belgrade, Serbia, to serve the growing demand for beverage cans in southern and eastern Europe.

On April 1, 2006, a fire in the company’s Hassloch, Germany, plant damaged the majority of the plant’s building and machinery and equipment. Property insurance proceeds will largely cover equipment replacement cost and clean-up costs, and business interruption insurance proceeds generally cover lost volumes and other costs. In June 2006 the company announced its intention to rebuild the Hassloch plant with two steel lines and to add an aluminum line in its Hermsdorf, Germany, plant to replace the lost volume. All three lines are expected to be operational during the second quarter of 2007.

As in North America, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is increasingly utilized in the carbonated soft drink, juice and mineral water industries.

The European beverage can business is capital intensive, requiring significant investments in machinery and equipment. Profitability is sensitive to selling prices, foreign exchange rates, transportation costs, production volumes, labor and the costs and availability of certain raw materials, such as aluminum and steel. The European aluminum and steel industries are highly consolidated with three steel suppliers and three aluminum suppliers providing 95 percent of European requirements. Raw material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer term agreements. Aluminum is purchased primarily in U.S. dollars while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars. This inherently results in a foreign exchange rate risk, which the company minimizes through the use of derivative contracts. In addition, purchase and sales contracts include fixed price, floating and pass-through pricing arrangements.

R&D efforts in Europe are directed toward the development of new sizes and types of metal containers, as well as new uses for the current containers. Other research and development objectives in this segment include improving manufacturing efficiencies. The European R&D activities are conducted in a technical center located in Bonn, Germany.

Through Ball Asia Pacific Limited, we are one of the largest beverage can manufacturers in the PRC and believe that our facilities are among the most modern in that country. Capacity grew rapidly in the PRC in the late 1990s, resulting in a supply/demand imbalance to which we responded by rationalizing capacity. Demand growth has resumed and projected annual growth is expected to be in the 5 to 10 percent range in the near term. Ball is undertaking selected capacity increases in its existing facilities in order to participate in the projected growth. Our operations include the manufacture of aluminum cans and ends in three plants in the PRC located in the north, central and south regions. We also manufacture and sell high-density plastic containers in two PRC plants. In addition, we participate in two joint ventures that manufacture aluminum cans and ends in the PRC.

In the fourth quarter of 2006, we acquired the minority interest ownership in the high-density plastic (HDP) container business for $4.6 million in cash and signed a long-term supply contract with the former minority owner. This business operates two HDP container plants in the PRC.

For more information on Ball’s international operations, see Item 2, “Properties,” and Exhibit 21, “Subsidiary List.”

Aerospace and Technologies

The aerospace and technologies segment, which accounted for 10 percent of consolidated net sales in 2006, includes national defense solutions, advanced technologies and products, civil space systems and operational space businesses. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets.

The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and other U.S. government agencies. Contracts funded by the various agencies of the federal government represented 90 percent of segment sales in 2006. Geopolitical events and executive and legislative branch priorities have yielded considerable growth opportunities in areas matching our core capabilities. However, there is strong competition for new business.

The civil space systems, defense solutions and operational space businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and Earth sciences, and defense and intelligence applications. Major contractual activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

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

Backlog in the aerospace and technologies segment was $886 million and $761 million at December 31, 2006 and 2005, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2006 backlog includes $528 million expected to be recognized in revenues during 2007, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders which are subject to annual funding were $492 million and $500 million at December 31, 2006 and 2005, respectively. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

Research and Development

Note 19, "Research and Development," in the consolidated financial statements within Item 8 of this report, contains information on company research and development activity. Additional information is also included in Item 2, “Properties.”

Environment

Aluminum, steel and plastic containers are recyclable, and significant amounts of used containers are being diverted from the solid waste stream and recycled. Using the most recent data available, in 2005 approximately 52 percent of aluminum containers, 63 percent of steel containers and 23 percent of the PET containers sold in the U.S. were recycled. Recycling rates vary throughout Europe, but generally average 60 percent for aluminum and steel containers, which exceeds the European Union’s goal of 50 percent recycling for metals. Due in part to the intrinsic value of aluminum and steel, metal packaging recycling rates in the U.S. and Europe compare favorably to those of other packaging materials.

Compliance with federal, state and local laws relating to protection of the environment has not had a material, adverse effect upon the capital expenditures, earnings or competitive position of the company. As more fully described under Item 3, “Legal Proceedings,” the U.S. Environmental Protection Agency and various state environmental agencies have designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company’s information at this time indicates that these matters will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Legislation which would prohibit, tax or restrict the sale or use of certain types of containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced anywhere we operate. While container legislation has been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in numerous others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation were widely adopted, it potentially could have a material adverse effect on the business of the company, including its liquidity, results of operations or financial condition. This legislation could also have a material adverse effect on the container manufacturing industry generally, in view of the company’s substantial global sales and investment in metal and PET container manufacturing. However, the packages we produce are widely used and perform well in most jurisdictions that have deposit systems.

Employees

At the end of December 2006, the company employed approximately 15,500 people worldwide, including 11,200 employees in the U.S. and 4,300 in other countries. There are an additional 1,000 people employed in unconsolidated joint ventures in which Ball participates. Approximately one-third of Ball's North American packaging plant employees are unionized and most of our European plant employees are union workers. Collective bargaining agreements with various unions in the U.S. have terms of three to five years and those in Europe have terms of one to two years. The agreements expire at regular intervals and are customarily renewed in the ordinary course after bargaining between union and company representatives. The company believes that its employee relations are good and that its training, education and retention practices assist in enhancing employee satisfaction levels.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement (Ethics Statement); a Business Ethics booklet; and Ball Corporation Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee charters. These documents are set forth on the company’s website at www.ball.com under the section “Investors,” under the subsection “Financial Information,” and under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary.

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer or controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com under the section “Investors,” under the subsection “Financial Information,” and under the link “Corporate Governance” and will include a January 24, 2007, amendment to its Ethics Statement which sets out our policies and procedures for dealing with transactions with related persons now required to be disclosed as a result of recent statutory amendments.

Item 1A. Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

There can be no assurance that the U.S. Can and Alcan businesses, or any acquisition, will be successfully integrated into the acquiring company (see Note 3 to the consolidated financial statements within Item 8 of this report for details of the acquisitions).

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
•
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	expenses related to any undisclosed or potential liabilities; and
•	retention of major customers and suppliers.

Prior to the acquisitions, Ball, U.S. Can and Alcan operated as separate businesses. We may not be able to achieve potential synergies or maintain the levels of revenue, earnings or operating efficiency that each business had achieved or might achieve separately. The successful integration of U.S. Can’s and Alcan’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and, to some degree, to eliminate redundant and excess costs.

The loss of a key customer could have a significant negative impact on our sales.

While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage, packaged food and household product companies, which operate in North America, South America, Europe and Asia.

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

The primary customers for our aerospace segment are U.S. government agencies or their prime contractors. These sales represented approximately 9 percent of Ball's consolidated 2006 net sales. Our contracts with these customers are subject to, among other things, the following risks:

•	unilateral termination for convenience by the customers;
•	reduction or modification in the scope of the contracts due to changes in the customer's requirements, governmental actions that preclude us from submitting bids or budgetary constraints;
•	under fixed-price contracts, increased or unexpected costs causing reduced profits or losses;
•	under cost reimbursement contracts, unallowable costs causing reduced profits or losses;
•	rigorous technical compliance standards which must be met to obtain and retain customers;
•	intense competitive activity, including from companies that are much larger than our aerospace segment; and
•	federal budget reductions and priorities, or changes in agency budgets, which could limit future funding and new contract awards or delay or prolong contract performance.

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

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the United States and the United Kingdom. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

We have a narrow product range and our business would suffer if usage of our products decreased.

For the 12 months ended December 31, 2006, 62 percent of our consolidated net sales were from the sale of metal beverage cans, and we expect to derive a significant portion of our future revenues from the sale of metal beverage cans. We sell no PET bottles in Europe. Our business would suffer if the use of metal beverage cans decreased. Accordingly, broad acceptance by consumers of aluminum and steel cans for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to cans, or the demand for aluminum and steel cans does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Our business, financial condition and results of operations are subject to risks resulting from increased international operations.

We derived 23 percent of our consolidated net sales from outside of North and South America in the year ended December 31, 2006. This sizeable scope of international operations may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

•	political and economic instability in foreign markets;
•	foreign governments' restrictive trade policies;
•	the imposition of duties, taxes or government royalties;
•	foreign exchange rate risks;
•	difficulties in enforcement of contractual obligations and intellectual property rights; and
•	the geographic, language and cultural differences between personnel in different areas of the world.

Any of these factors could materially adversely affect our business, financial condition or results of operations.

We are exposed to exchange rate fluctuations.

For the 12 months ended December 31, 2006, 77 percent of our consolidated net sales were attributable to operations with the U.S. dollar as their functional currency, 11 percent with the euro as the functional currency and 12 percent were attributable to operations having functional currencies other than the U.S. dollar or the euro.

Our reporting currency is the U.S. dollar. Historically, Ball's foreign operations, including assets and liabilities and revenues and expenses, have been denominated in various currencies other than the U.S. dollar, and we expect that our foreign operations will continue to be so denominated. As a result, the U.S. dollar value of Ball's foreign operations has varied, and will continue to vary, with exchange rate fluctuations. Ball has been, and is presently, primarily exposed to fluctuations in the exchange rate of the euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar.

A decrease in the value of any of these currencies, especially the euro and the British pound, relative to the U.S. dollar could reduce our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

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

We actively manage our exposure to foreign currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate, in order to mitigate the effect of foreign cash flow and reduce earnings volatility associated with foreign exchange rate changes. We primarily use forward contracts and options to manage our foreign currency exposures and, as a result, we experience gains and losses on these derivative positions offset, in part, by the impact of currency fluctuations on existing assets and liabilities. Our inability to properly manage our exposure to currency fluctuations could materially impact our results.

Our business, operating results and financial condition are subject to particular risks in certain regions of the world.

We may experience an operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on our business, operating results or financial condition. Moreover, overcapacity, which often leads to lower prices, exists in a number of regions, including North America, South America and Asia, and may persist even if demand grows. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

If we fail to retain key management and personnel, we may be unable to implement our key objectives.

We believe that our future success depends in part on our experienced management team. Losing the services of key members of our management team could make it difficult for us to manage our business and meet our objectives.

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

We manufacture packaging products primarily for beverages and foods. Unseasonably cool weather can reduce demand for certain beverages packaged in our containers. In addition, poor weather conditions or changes in climate that reduce crop yields of fruits and vegetables can adversely affect demand for our food containers, creating potentially adverse effects on our business. Natural or other catastrophes, such as earthquakes, hurricanes, fires and floods, could significantly damage or destroy one or more of our facilities, as well as those of our suppliers and customers, which could adversely affect our business, financial condition or results of operations.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase aluminum, steel, plastic resin and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and use derivative instruments to hedge our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities or at reasonable prices. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Because our North American contracts often pass raw material costs directly on to the customer, increasing raw materials costs may not impact our near-term profitability but could decrease our sales volume over time. In Europe, our contracts do not typically allow us to pass on increased raw material costs and we regularly use derivative agreements to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if materials costs increase.

Prolonged work stoppages at plants with union employees could jeopardize our financial position.

As of December 31, 2006, approximately a third of our employees in North America and most of our employees in Europe were covered by one or more collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next three years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that upon the expiration of existing collective bargaining agreements new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

We have $1,773.7 million of goodwill recorded on our consolidated balance sheet as of December 31, 2006. We are required to periodically determine if our goodwill has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

If the investments in Ball's pension plans do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses.

Ball maintains noncontributory, defined benefit pension plans covering substantially all of its U.S. employees, which we fund based on certain actuarial assumptions. The plans' assets consist primarily of common stocks and fixed income securities. If the investments in the plans do not perform at expected levels, we will have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding could result in a decrease in our available cash flow and net earnings, and the recognition of such an increase could result in a reduction to our shareholders' equity.

Our significant debt could adversely affect our financial health and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

We have a significant amount of debt. On December 31, 2006, we had total debt of $2,451.7 million. Our ratio of earnings to fixed charges as of that date was 3.6 times (see Exhibit 12 attached to this Annual Report). Our relatively high level of debt could have important consequences, including the following:

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

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new credit facilities will be adequate to meet our future liquidity needs for the next several years, barring any unforeseen circumstances which are beyond our control.

We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our debt, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including the notes, on or before maturity. We cannot be sure that we will be able to refinance any of our debt, including our credit facilities and our senior notes, on commercially reasonable terms or at all.

Item 1B. Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.	Properties

The company’s properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace and technologies segment offices are located in Broomfield, Colorado. The Colorado-based operations of the aerospace and technologies business occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate 1.4 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations carry on business in company-owned and leased facilities in Georgia, New Mexico, Ohio, Virginia, Washington, D.C., and Australia.

The offices of the company’s North American packaging operations are located in Westminster, Colorado, and the offices for the European packaging operations are located in Ratingen, Germany. Also located in Westminster is the Ball Technology and Innovation Center, which serves as a research and development facility for the North American metal packaging and plastic container operations. The European Technical Centre, which serves as a research and development facility for the European beverage can manufacturing operations, is located in Bonn, Germany.

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

Approximate
Floor Space in
Plant Location	Square Feet
Metal beverage packaging, Americas, manufacturing facilities:
Fairfield, California	340,000
Torrance, California	478,000
Golden, Colorado	500,000
Tampa, Florida	275,000
Kapolei, Hawaii	132,000
Monticello, Indiana	356,000
Kansas City, Missouri	400,000
Saratoga Springs, New York	358,000
Wallkill, New York	317,000
Reidsville, North Carolina	287,000
Findlay, Ohio (a)	733,000
Whitby, Ontario	200,000
Guayama, Puerto Rico	230,000
Conroe, Texas	275,000
Fort Worth, Texas	328,000
Bristol, Virginia	241,000
Williamsburg, Virginia	400,000
Kent, Washington	166,000
Milwaukee, Wisconsin (a)	397,000

Metal beverage packaging, Europe/Asia, manufacturing facilities:
Europe
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany (b)	283,000
Hermsdorf, Germany	290,000
Weissenthurm, Germany	260,000
Oss, The Netherlands	231,000
Radomsko, Poland	309,000
Belgrade, Serbia	352,000
Deeside, U.K.	109,000
Rugby, U.K.	175,000
Wrexham, U.K.	222,000

Asia
Beijing, PRC	267,000
Hubei (Wuhan), PRC	237,000
Shenzhen, PRC	331,000
Hemei, PRC (leased) (Taicang)	52,000
Zhongfu, PRC (leased) (Tianjin)	47,000

(a) Includes both metal beverage container and metal food container manufacturing operations.
(b) Currently under reconstruction after the plant was damaged by fire in April 2006. (Additional details are available in Note 5 within Item 8 of this Annual Report.)

Approximate
Floor Space in
Plant Location	Square Feet
Metal food and household products packaging, Americas, manufacturing facilities:
North America
Springdale, Arkansas	366,000
Richmond, British Columbia	194,000
Commerce, California (leased)	240,000
Oakdale, California	370,000
Newnan, Georgia (leased) (b)	185,000
Tallapoosa, Georgia	249,000
Danville, Illinois	118,000
Elgin, Illinois	496,000
Baltimore, Maryland (232,000 square feet leased)	369,000
Columbus, Ohio	305,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Chestnut Hill, Tennessee	315,000
Horsham, Pennsylvania	132,000
Weirton, West Virginia	266,000
DeForest, Wisconsin	360,000
Milwaukee, Wisconsin (a)	397,000

South America
Buenos Aires, Argentina	34,000
San Luis, Argentina	32,000

Plastic packaging, Americas, manufacturing facilities:
North America
Chino, California (leased)	578,000
Batavia, Illinois	176,000
Ames, Iowa (including leased warehouse space)	840,000
Delran, New Jersey	674,000
Baldwinsville, New York (leased)	508,000
Bellevue, Ohio	389,000
Brampton, Ontario (leased)	170,000
Watertown, Wisconsin	111,000

(a) Includes both metal beverage container and metal food container manufacturing operations.
(b) Will be included in plastic packaging, Americas, segment beginning in 2007.

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

In July 1992 the company entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Several other companies, which are defendants in the above-referenced lawsuits, had already entered into the settlement and indemnification agreement with Waste Management and Denver. Waste Management, Inc., has agreed to guarantee the obligations for Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes which may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered which could add an additional cleanup cost of approximately $10 million. This additional cleanup cost could, in turn, add approximately $1 million to total site costs for the PRP group.

At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company previously reported that, on August 1, 1997, the USEPA sent notice of potential liability to 19 PRPs concerning past activities at one or more of the four Rocky Flats parcels (including land owned by Precision Chemicals now owned by Great Western Inorganics) at the Rocky Flats Industrial Park site (RFIP) located in Jefferson County, Colorado. The RFIP site also includes the American Ecological Recycling and Research Company (AERRCO) site and a site owned by Thoro Products Company. Based upon sampling at the site in 1996, the USEPA determined that additional site work would be required to determine the extent of contamination and the possible cleanup of the site. In 1996 the USEPA requested that the PRPs perform certain site work. On December 19, 1997, the USEPA issued an Administrative Order on Consent (AOC) to conduct engineering estimates and cost analyses. The company has funded approximately $70,000 toward these costs. The PRPs have negotiated an agreement and the company contributed $5,000 as an initial group contribution. The company has agreed to pay 12 percent of the costs of cleanup at the AERRCO site and a percentage of the cleanup costs on the Thoro site. On January 8, 2003, and October 9, 2003, the company made additional payments of $97,200 each (total $194,400) toward the cost of cleanup. The company paid $35,355 in 2004 toward the cleanup. An air sparge and soil vapor extraction system was installed at a total cost of $1.1 million and was placed in operation in May 2005. Based on the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

As previously reported, during July 1992, the company received information that it had been named a PRP with respect to the Solvents Recovery of New England Site (SRSNE) located in Southington, Connecticut. According to the information received, it is alleged that the company contributed approximately 0.08816 percent of the waste contributed to the site on a volumetric basis. The PRP group has been involved in negotiations with the USEPA regarding the remediation of the site. The company has paid approximately $17,500 toward site investigation and remediation efforts. The PRP group spent $15 million through the end of 2001. Approximately $1.5 million more was spent to complete a Remedial Investigation and Feasibility Study and pay for remediation work through 2003. As of December 2001, projected remediation cost estimates for a bioremediation and enhanced oxidation system ranged from $20 million to $30 million. The PRP group offered a $5.5 million settlement to resolve the USEPA claim of $16 million for past costs at the SRSNE site. PRP/USEPA negotiations to resolve the past cost claims from the USEPA have not been resolved and are not being actively pursued by the PRP group. A natural resources damage claim of approximately $3 million is anticipated. USEPA gave final approval for a $29 million remediation plan for the site on October 11, 2005. The cost of the site remedy is now expected to be between $35 million and $44 million. The company will be responsible for approximately 0.00109 percent of the future site costs. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. A trial is currently set for May 7, 2007. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, on November 21, 2005, Ball Plastic Container Corp. (BPCC), a wholly owned subsidiary of the company, was served with a complaint filed by Constar International Inc. (Constar) in the U.S. District Court for the Western District of Wisconsin. The complaint alleged that the manufacture and sale of plastic bottles having oxygen barrier properties infringed certain claims of a Constar U.S. patent. Constar also sued Honeywell International Inc., the supplier of the oxygen barrier material to BPCC. The complaint sought monetary damages, fees and declaratory and injunctive relief. BPCC formally denied the allegations of the complaint. On July 26, 2006, this case was settled by the parties. This matter is now resolved without any material adverse effect upon the liquidity, results of operations or the financial condition of the company.

Europe

Ball Packaging Europe GmbH (BPE), together with certain other plaintiffs, contested the enactment of the mandatory deposit for non-returnable containers based on the German Packaging Regulation (Verpackungsverordnung) in Federal and State Administrative Court. All other proceedings have been terminated except for the determination of minimal court fees that are still outstanding in some cases, together with minimal ancillary legal fees.

In January 2003 the German government passed legislation that imposed a mandatory deposit of 25 eurocents on all one-way packages containing beverages except milk, wine, fruit juices and certain alcoholic beverages. The relevant industries, including BPE and its competitors, have successfully set up a Germany-wide return system for one-way beverage containers which has been operational since May 1, 2006, the date required under the deposit legislation. Based upon the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 4.	Submission of Matters to Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 2006.

Part II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange and the Chicago Stock Exchange. There were 5,499 common shareholders of record on February 4, 2007.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2006.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased(a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
October 2 to October 29, 2006	182		$42.58	182	10,199,458
October 30 to November 26, 2006	145,487		$42.18	145,487	10,053,971
November 27 to December 31, 2006	125,796	(c)	$42.72	125,796	9,928,175
Total	271,465		$42.43	271,465

(a) Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)  The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.
(c) Does not include 1,200,000 shares under a forward share repurchase agreement entered into in December 2006 and settled on January 5, 2007, for approximately $52 million.

Quarterly Stock Prices and Dividends

Quarterly prices for the company's common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2006 and 2005 (on a calendar quarter basis) were:

	2006				2005
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
High	$44.08	$41.76	$44.34	$45.00	$41.95	$39.78	$42.70	$46.45
Low	39.67	35.03	34.16	38.53	35.06	35.25	35.80	39.65
Dividends per share	0.10	0.10	0.10	0.10	0.10	0.10	0.10	0.10

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the S&P Composite 500 Stock Index and the Dow Jones Containers & Packaging Index for the five-year period ended December 31, 2006. It assumes $100 was invested on December 31, 2001, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Ball Corporation	$100.00	$145.98	$171.44	$255.58	$233.13	$258.46
DJ Container & Packaging Index	100.00	107.59	128.11	153.28	152.31	170.72
S&P 500 Index	100.00	77.90	100.24	111.15	116.61	135.03

Item 6.	Selected Financial Data

Five-Year Review of Selected Financial Data
Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2006	2005	2004	2003	2002
Net sales	$6,621.5	$5,751.2	$5,440.2	$4,977.0	$3,858.9
Net earnings (1)(2)	$329.6	$272.1	$302.1	$232.2	$152.6
Return on average common shareholders’ equity (2)	32.7%	27.9%	31.8%	35.7%	30.6%

Basic earnings per share (1)(2)(3)	$3.19	$2.52	$2.73	$2.08	$1.35
Weighted average common shares outstanding (000s) (3)	103,338	107,758	110,846	111,710	112,634

Diluted earnings per share (1)(2)(3)	$3.14	$2.48	$2.65	$2.03	$1.33
Diluted weighted average common shares outstanding (000s) (3)	104,951	109,732	113,790	114,275	115,076

Property, plant and equipment additions (4)	$279.6	$291.7	$196.0	$137.2	$158.4
Depreciation and amortization	$252.6	$213.5	$215.1	$205.5	$149.2
Total assets (2)	$5,840.9	$4,361.5	$4,485.0	$4,070.4	$4,130.9
Total interest bearing debt and capital lease obligations	$2,451.7	$1,589.7	$1,660.7	$1,686.9	$1,981.0
Common shareholders’ equity (2)	$1,165.4	$853.4	$1,093.9	$808.6	$491.4
Market capitalization (5)	$4,540.4	$4,138.8	$4,956.2	$3,359.1	$2,904.8
Net debt to market capitalization (5)	50.7%	36.9%	29.5%	49.1%	59.3%
Cash dividends per share (3)	$0.40	$0.40	$0.35	$0.24	$0.18
Book value per share (2)(3)	$11.19	$8.19	$9.71	$7.17	$4.33
Market value per share (3)	$43.60	$39.72	$43.98	$29.785	$25.595
Annual return (loss) to common shareholders (6)	10.9%	(8.8)%	48.8%	17.4%	46.0%
Working capital (2)	$307.0	$67.9	$256.6	$63.2	$154.1
Current ratio (2)	1.21	1.06	1.26	1.07	1.14

(1) Includes business consolidation activities and other items affecting comparability between years of pretax expense of $35.5 million and $21.2 million in 2006 and 2005, respectively, and pretax income of $15.2 million, $3.7 million and $2.3 million in 2004, 2003 and 2002, respectively. 2006 includes a $75.5 million pretax gain related to insurance proceeds in connection with a fire at one of Ball’s German plants. Also includes $19.3 million, $15.2 million and $5.2 million of debt refinancing costs in 2005, 2003 and 2002, respectively, reported as interest expense. Additional details about the 2006, 2005 and 2004 items are available in Notes 4, 5 and 12 to the consolidated financial statements within Item 8 of this report.
(2) Amounts have been retrospectively adjusted for the company’s change in 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method.
(3) Amounts have been retrospectively adjusted for a two-for-one stock split effected on August 23, 2004.
(4) Amount in 2006 does not include the offset of $61.3 million of insurance proceeds received in 2006 to replace fire-damaged assets in our Hassloch, Germany, plant.
(5) Market capitalization is defined as the number of common shares outstanding at year end, multiplied by the year-end closing price of Ball common stock. Net debt is total debt less cash and cash equivalents.
(6) Change in stock price plus dividend yield assuming reinvestment of all dividends paid.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes. Ball Corporation and its subsidiaries are referred to collectively as “Ball” or “the company” or “we” or “our” in the following discussion and analysis.

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage and food companies and producers of household products with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our long-term relationships and contracts mitigate these risks.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, volume expansion and increasing pricing. In 2008 we expect to complete a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that is expected to result in productivity gains and cost reductions beginning in 2007. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by continuing to reconfigure some of our European can manufacturing lines and by having constructed a new beverage can manufacturing plant in Belgrade, Serbia, in 2005. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant will be replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant.

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

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of this report.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately one-third fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates.

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial metric we use is economic valued added (operating earnings, as defined by the company, less a charge for net operating assets employed). Our goal is to increase economic valued added on an annual basis. Other financial metrics we use are earnings before interest and taxes (EBIT), earnings before interest, taxes, depreciation and amortization (EBITDA), diluted earnings per share, operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production spoilage rates, quality control figures, safety statistics and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining quality employees is essential to the success of Ball and, because of this, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball shares.

RECENT DEVELOPMENTS

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for consideration of 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million). In connection with the acquisition, Ball refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years expects to realize approximately $42 million for acquired net operating tax loss carryforwards. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now manufactures aerosol cans, paint cans, plastic containers and custom and specialty cans in 10 plants in the U.S. and aerosol cans in two plants in Argentina. In October 2006 the company announced it would close an acquired plant in Alliance, Ohio. The acquired operations have annual sales of approximately $600 million. The acquired business forms part of Ball’s metal food and household products packaging, Americas, segment and its results have been included since the date of acquisition. Effective January 1, 2007, responsibility for the U.S. Can plastics business was transferred to our plastic packaging, Americas, segment.

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

The company refinanced U.S. Can’s debt at the time of the acquisition with significantly lower interest rates through the issuance by Ball Corporation of $450 million of new senior notes and a $500 million increase in bank debt under the senior credit facilities put in place in the fourth quarter of 2005. The proceeds of these financings were also used to acquire the Alcan operations and to reduce seasonal working capital debt.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged the majority of the building and machinery and equipment. In November 2006 the company reached final agreement with the insurance carrier on property insurance and business interruption recoveries. Additional details are available in the “Consolidated Sales and Earnings” section for the “Metal Beverage Packaging, Europe/Asia” segment.

In June 2006 the company’s U.S. defined benefit plans for salaried employees were amended to provide more flexibility for future pension benefits by allowing portability and changing the benefit to a career average pay scheme that grows by a prescribed amount annually. The annual accounting expense under the amended plans will be lower and more predictable. The amendments, which were effective January 1, 2007, reduced 2006 pension expense by approximately $7 million. We intend to reduce our current return on asset assumption for the U.S. pension plans to 8.25 percent for 2007, based upon current market conditions and anticipated long-term rate of return on plan assets, while increasing the discount rate assumption to 6 percent. Based on these assumptions and the 2006 salaried plan design changes, U.S. pension expense for 2007 is anticipated to increase $4 million compared to 2006, most of which will be included in cost of sales. Pension expense in Europe and Canada combined is expected to be slightly higher than the 2006 expense. A reduction of the plan asset return assumption by one quarter of a percentage point would result in additional expense of approximately $2.2 million while a quarter of a percentage point reduction in the discount rate would result in approximately $1.9 million of additional expense. Additional information regarding the company’s pension plans is provided in Note 14 accompanying the consolidated financial statements within Item 8 of this report.

CONSOLIDATED SALES AND EARNINGS

The company has five reportable segments organized along a combination of product lines and geographic areas: (1) metal beverage packaging, Americas, (2) metal beverage packaging, Europe/Asia, (3) metal food and household products packaging, Americas, (4) plastic packaging, Americas, and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. We expect a strong first quarter in 2007 as elevated raw material inventories are reduced to more normal levels.

During the fourth quarter of 2006, Ball’s management changed its method of inventory accounting for certain invnetories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments. All periods presented have been retrospectively adjusted on a FIFO basis. In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. The change did not have a significant impact on any segment for the current or prior years. Prior periods have been conformed to the current presentation of the segments and the change in expense allocation.

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture products used primarily in beverage packaging. This segment accounted for 39 percent of consolidated net sales in 2006 (42 percent in 2005). Sales were 9 percent higher in 2006 than in 2005 due to more than 4 percent higher beverage can shipments coupled with higher aluminum prices passed through to our customers. The increased sales over 2005 were also driven by favorable weather in many parts of the U.S. and Canada, as well as the promotion of 12-ounce can packages by beer and soft drink companies. Sales in 2005 were slightly higher than in 2004 as lower 2005 sales volumes were offset by the pass through of higher aluminum prices. Metal beverage container volumes in 2005 were 2.5 percent below the previous year’s levels as a result of poor weather in the first quarter, temporary volume reductions and general softness in the beer and carbonated soft drink markets. Based on publicly available information, we estimate that our shipments of metal beverage containers were approximately 32 percent of total U.S. and Canadian shipments in 2006.

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

Earnings in the segment were $269.4 million in 2006 compared to $234.8 million in 2005 and $275.7 million in 2004. The third quarter of 2005 included a pretax charge of $19.3 million ($11.7 million after tax) related to a project to significantly upgrade and streamline our North American beverage can end manufacturing capabilities. The charge included the write off of obsolete equipment spare parts and tooling, as well as employee termination costs. Over time, this capital project is expected to result in productivity improvements and reduced manufacturing costs. We have installed and are operating three of eight production modules in this multi-year project and the fourth and fifth modules are in the installation phase. The project is expected to be completed in 2008. In connection with this project, the can end manufacturing operations at the Reidsville, North Carolina, plant were shut down during the fourth quarter of 2006.

Despite higher sales in 2006, segment earnings growth was constrained by product mix and continued year-over-year cost growth, particularly higher energy, other direct material and freight costs, which were $21 million more than in 2005. While contract price escalations have commenced for many of our customers, cost growth has continued to outpace price increases. Energy, freight and other direct material costs were $32 million higher in 2005 than in 2004, partially offset by efficiency gains, cost controls and lower selling, general and administrative costs in 2005. While pricing pressures continue on our raw materials, other direct materials, and freight and utility costs, we continue to work with both customers and suppliers to maintain our volumes, as well as preserve our margins.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment includes the production and sale of metal beverage container products manufactured and sold in Europe and Asia as well as plastic containers manufactured and sold in Asia. This segment accounted for 23 percent of consolidated net sales in 2006 (24 percent in 2005). Ball Packaging Europe, which represents an estimated 29 percent of the total European metal beverage container manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia.

Due to strong demand, segment can shipments were more than 9 percent higher in 2006 than in 2005. Higher segment sales volumes were aided by favorable European weather and Germany hosting the World Cup soccer championship during June and July 2006, as well as by continued growth in the China market. Segment sales, which grew 12 percent in 2006, also benefited from the strength of the euro. Segment sales were approximately 9 percent higher in 2005 than in 2004 primarily as a result of an increase in sales volumes.

The slow return of the can to the German market, as a result of the mandatory deposit legislation previously reported on, is being more than offset by stronger demand elsewhere in Europe, including southern and eastern Europe. We expect PRC demand for aluminum beverage cans to grow in the coming years, as both multinational and Chinese beverage fillers expand their markets.

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

Earnings in the segment were $268.7 million in 2006, $180.5 million in 2005 and $195.1 million in 2004. Segment earnings in 2006 included a $75.5 million property insurance gain related to a fire at the company’s Hassloch, Germany, metal beverage can plant (further details are provided in the “Recent Developments” section). The third quarter of 2006 also included a gain of $5.5 million related to the change in an estimated liability. The fourth quarter of 2005 included a $9.3 million gain primarily resulting from the final settlement of all tax obligations related to liquidated China operations for amounts less than originally estimated. First quarter 2005 segment earnings included a $3.4 million expense for the write off of the remaining carrying value of an equity investment in the PRC. Earnings in 2004 included income of $13.7 million related to the realization of proceeds on assets in the PRC being in excess of amounts previously estimated, and costs of liquidation being less than anticipated in a prior year business consolidation charge.

Segment earnings in 2006 were higher than in 2005 due to the property insurance gain, higher volumes, price recovery initiatives and effective manufacturing and selling, general and administrative cost controls; partially offset by higher raw material, freight and energy costs, and price/cost compression in the PRC. Higher material, energy and transportation costs, as well as second and third quarter start up costs related to a line conversion in the Netherlands and the new Serbia plant, had a negative effect on 2005 segment earnings compared to 2004. Partially offsetting these higher costs were lower selling, general and administrative costs.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged the majority of the building, machinery and equipment. The property insurance proceeds recorded for the year ended December 31, 2006, which are based on replacement cost, were €86.3 million ($109.3 million), of which €26 million ($32.4 million) was received in April 2006, €22.7 million ($28.9 million) was received in October 2006 and the remainder of €37.6 million ($49.6 million), which was recorded in other long-term assets, was received in January 2007. A €26.7 million ($33.8 million) fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a gain of €59.6 million ($75.5 million pretax) was recorded in the 2006 consolidated statement of earnings to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €15 million ($19 million), €13 million ($16.5 million) and €12 million ($15.5 million) were recorded in cost of sales in the second, third and fourth quarters, respectively, for insurance recoveries related to business interruption costs, as well as €11.3 million ($14.3 million) to offset clean-up costs. An additional €27 million of business interruption recoveries has been agreed upon with the insurance carrier and will be recognized in 2007.

In June 2006 the company announced its intention to rebuild the Hassloch plant with two steel lines and to add an aluminum line in its Hermsdorf, Germany, plant. All three lines are expected to be operational during the second quarter of 2007.

In the fourth quarter of 2006, we acquired the minority interest in our two PRC high-density plastic joint ventures for $4.6 million in cash. During the fourth quarter of 2004, Sanshui Jianlibao FTB Packaging Limited (Sanshui JFP), a 35 percent owned PRC joint venture, experienced a greater than customary seasonal production slowdown caused by cash flow difficulties. In response, we recorded an allowance for doubtful accounts in respect of Sanshui JFP’s receivable from the joint venture partner for $15.2 million, which was included in the 2004 consolidated statement of earnings as equity in results of affiliates. Information learned late in the first quarter of 2005 led the company to record expense of $3.4 million to write off the remaining carrying value of this investment.

Earnings of $9.3 million and $13.7 million in 2005 and 2004, respectively, were recognized as PRC restructuring activities that commenced in 2001 were completed, resulting in realization on assets in excess of amounts previously estimated, as well as costs incurred being less than estimated, including settlement of tax matters. All costs and transactions related to the PRC restructuring have been concluded.

Additional details regarding business consolidation activities are available in Note 4 accompanying the consolidated financial statements included within Item 8 of this Annual Report.

Metal Food and Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. With the acquisition of U.S. Can (discussed in the “Recent Developments” section), the segment added to its metal food can manufacturing the production of aerosol cans, paint cans, certain plastic containers and custom and specialty cans. Segment sales in 2006 comprised 18 percent of consolidated net sales (14 percent in 2005) and were 44 percent higher than 2005 sales. The primary reason for the increase was the acquisition of U.S. Can. The favorable impact on 2006 sales of the pass through of higher raw material costs was offset by lower third quarter food can volumes. Sales in 2005 were 6 percent higher than in 2004, reflecting higher prices from the pass through of higher raw material costs. Sales volumes were flat compared to 2004 levels including, in the first quarter of 2005, the inclusion of a full quarter’s results from our Oakdale, California, facility, which was acquired in March 2004. During 2006, 2005 and 2004, we were able to pass through the majority of the steel price increases and surcharges levied by steel producers. Based on publicly available trade information, we estimate our 2006 shipments of more than 6 billion steel food containers and 1.7 billion aerosol containers to be approximately 20 percent and 53 percent of total U.S. and Canadian metal food container and steel aerosol container shipments, respectively.

Segment earnings were $6 million in 2006 compared to $19.1 million in 2005 and $46.4 million in 2004. The fourth quarter of 2006 included a pretax charge of $33.8 million, primarily for the closure of a metal food can manufacturing plant in Burlington, Ontario, as part of the realignment of the segment following the U.S. Can acquisition (discussed in more detail below). The first six months of 2006 included a net pretax charge of $1.7 million primarily related to the shut down of a metal food can manufacturing line in the Whitby, Ontario, plant.

The fourth quarter of 2005 included a pretax charge of $4.6 million ($3.1 million after tax) for pension, severance and other employee benefit costs related to a reduction in force in the Burlington plant. The second quarter of 2005 included a pretax charge of $8.8 million ($5.9 million after tax) for the closure of a three-piece food can manufacturing plant in Quebec. The Quebec plant was closed and ceased operations in the third quarter of 2005 and an agreement was reached to sell the land and building, which resulted in the second quarter charge being offset by a $2.2 million gain ($1.5 million after tax) in the fourth quarter of 2006 to adjust the plant to net realizable value.

Higher sales volumes related to the U.S. Can acquisition helped improve segment earnings in the last nine months of 2006, despite the negative impact of lower food can volumes attributable to the loss of a customer in late 2005 and a poor salmon harvest in 2006. Additionally, segment earnings in 2006 were reduced by purchase accounting adjustments of $6.1 million, which increased cost of sales due to inventory valuations associated with the acquired U.S. Can finished goods inventory. Contributing to lower segment earnings in 2005 compared to 2004 were higher freight costs from fuel surcharges and higher other direct material and utility costs. Energy, freight and other direct material costs were $16 million higher in 2005 than in 2004, partially offset by efficiency gains, cost controls and lower selling, general and administrative costs in 2005. While pricing pressures continue on all of our raw materials, other direct materials and freight and utility costs, we continue to work with both customers and suppliers to maintain our volumes, as well as to preserve our margins.

In October 2006 the company announced plans to close two manufacturing facilities in North America by the end of 2006 as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition of U.S. Can earlier in the year. The company closed a leased facility in Alliance, Ohio, which was one of 10 manufacturing locations acquired from U.S. Can, and a plant in Burlington, Ontario, which was part of the metal food can operations prior to the U.S. Can acquisition. A pretax charge of $33.8 million ($27.5 million after tax) was recorded in the fourth quarter, primarily related to the Burlington closure for employee termination and pension costs, plant decommissioning costs and fixed asset impairment. The closure of the Ohio plant has been treated as an opening balance sheet item. The estimated costs of the closures will be cash flow neutral after tax benefits and anticipated proceeds from the sale of fixed assets. The company continues to evaluate the segment’s manufacturing structure and expects to identify other opportunities to improve efficiencies.

Additional details regarding business consolidation activities are available in Note 4 accompanying the consolidated financial statements included within Item 8 of this Annual Report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging. Segment sales in 2006 comprised 10 percent of consolidated sales (8 percent in 2005) and increased 32 percent compared to 2005 due largely to the plant and other asset acquisitions from Alcan and higher PET bottle volumes. We continue to focus PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets, and we are adding specialty container production capacity to accommodate new demand. In the food and specialty area, development efforts are focused on custom markets as well.

The 22 percent sales increase in 2005 compared to 2004 was largely due to the pass through to our customers of higher resin prices, as well as 7.5 percent higher sales volumes in 2005 compared to 2004 as a result of higher demand for barrier and heat-set containers that provide longer shelf-life for products, combined with strong demand for plastic water bottles. Although only a small percentage of our total volume, sales of juice, sports drink and beer containers increased in 2006. These sales are expected to grow in the future as more focus is placed on such specialty markets and the development of our Heat-Tek(TM) business. We estimate our 2006 shipments of more than 5.7 billion PET plastic containers to be approximately 9 percent of total U.S. and Canadian PET container shipments. In addition, the plastic packaging, Americas, segment produced more than 640 million food and specialty containers during 2006.

Segment earnings were $24.7 million in 2006 compared to $16.7 million in 2005 and $9.6 million in 2004. Segment earnings in 2006 were higher than in 2005 largely due to the incremental sales from the Alcan acquisition, but were partially offset by energy cost increases of approximately $6 million, the timing of resin cost increases and costs incurred for a litigation claim that was favorably resolved in July 2006. Earnings in the second quarter of 2006 also included purchase accounting adjustments of $1.2 million, which increased cost of sales due to the valuation of inventories associated with the acquired Alcan finished goods inventory. In 2007 the plastic packaging, Americas, segment will include the sales and earnings of a plastic pail business which was recorded in the 2006 operating results of the metal food and household products packaging, Americas, segment.

The improvement in earnings in 2005 over 2004 was the result of higher sales and production volumes and growth in specialty products. Partially offsetting these improvements in 2005 were higher utility costs. Segment earnings in 2004 were reduced by $1.3 million, primarily related to costs associated with the relocation of the plastics offices and research and development facility from Atlanta, Georgia, to Colorado. Earnings in 2004 were also negatively impacted by continued pricing pressures on plastic containers for carbonated soft drink and water customers.

Aerospace and Technologies

Aerospace and technologies segment sales represented 10 percent of 2006 consolidated net sales (12 percent in 2005) and were 3 percent lower than in 2005. Sales in 2005 were 6 percent higher than in 2004. The lower 2006 sales were largely due to contracts being completed during the period, as well as the impact of government funding reductions and program delays. Higher sales in 2005 compared to 2004 resulted from a combination of newly awarded contracts and additions to previously awarded contracts. The aerospace and technologies business won a number of large, strategic contracts and delivered a considerable amount of sophisticated space and defense instrumentation throughout the three-year period.

Segment earnings were $50 million in 2006, $54.7 million in 2005 and $48.7 million in 2004. The first quarter of 2005 included expense of $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. This investment was sold in October 2005 for approximately its carrying value. Earnings in 2006 were negatively affected by the lower sales due to program delays and unfavorable contract mix. The improvement in 2005 earnings compared to 2004 was primarily the result of higher sales and improved program performance.

Some of the segment’s high-profile contracts include: WorldView 1 and WorldView 2, advanced commercial remote sensing satellites; the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and a number of antennas for the Joint Strike Fighter.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 90 percent of segment sales in 2006, 87 percent in 2005 and 82 percent in 2004. Contracted backlog for the aerospace and technologies segment at December 31, 2006 and 2005, was $886 million and $761 million, respectively. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

Additional Segment Information

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $287.2 million, $233.8 million and $268.8 million for 2006, 2005 and 2004, respectively. The increase in SG&A expenses in 2006 compared to 2005 was primarily the result of $20 million of incremental SG&A (after realized synergies) from the acquired U.S. Can operations, a $5.8 million out-of-period adjustment (discussed below), higher expense of $6.3 million associated with the adoption of SFAS No. 123 (revised 2004), $2 million for higher rates associated with the company’s receivables sales agreement, $5 million of increased legal fees related to patent litigation, $6.7 million for an initial mark-to-market adjustment to one of the company’s deferred compensation stock plans due to a plan amendment and normal compensation and benefit increases. Expenses in 2005 were lower than 2004 in all areas of the company due largely to lower employee compensation and benefit costs, including the company’s deposit share program and economic-value-added based incentive compensation plans. These lower costs were partially offset by higher pension costs, higher accounts receivable securitization fees and the write down of the PRC and aerospace equity investments in the first quarter of 2005.

Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2005, 2004 and 2003. Since the amounts were not material, individually or in the aggregate, to any previously issued financial statements or to our full year results of operations for 2006, a cumulative $5.8 million out-of-period adjustment was included in SG&A expenses in the first quarter of 2006.

On October 26, 2005, Ball’s board of directors approved the accelerated vesting of the out-of-the-money, unvested nonqualified stock options granted in April 2005. The acceleration affected approximately 665,000 options granted to approximately 290 employees at an exercise price of $39.74. The accelerated vesting of these nonqualified options allowed the company to eliminate approximately $5 million of pretax expense (approximately $3 million after tax) combined for 2006 to 2009.

Interest and Taxes

Consolidated interest expense was $134.4 million in 2006; $116.4 million, including debt refinancing costs of $19.3 million, in 2005 and $103.7 million in 2004. The higher expense in 2006 was primarily due to the additional borrowings used to finance the acquisitions of U.S. Can and the Alcan assets. The lower expense in 2005 compared to 2004 was due to lower average borrowings and higher capitalized interest. The debt refinancing costs in 2005 of $19.3 million were costs associated with the refinancing of the company’s senior credit facilities and the redemption in the last half of 2005 of the company’s 7.75% senior notes, which were due in August 2006.

Ball’s consolidated effective income tax rate for 2006 was 29.4 percent compared to 29.2 percent in 2005 and 32.2 percent in 2004. While the effective tax rates for 2006 and 2005 are similar, the 2006 rate was impacted by a one-time tax benefit of $8.1 million associated with a foreign exchange loss as a result of the change in the functional currency of a European subsidiary in the local statutory accounts. The one-time benefit was somewhat offset by a higher foreign tax rate differential due to taxation of the German property insurance gain at the marginal rate of 39% and a valuation allowance on a Canadian net operating loss resulting from the 2006 business consolidation costs. The 2005 rate was impacted by the tax benefit recorded on the repatriation of foreign earnings (see further discussion below) plus the tax benefit on business consolidation costs applied at the higher marginal rate.

The decrease in the 2005 effective tax rate compared to 2004 is primarily due to the net tax benefit recorded on the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (Jobs Act), the tax benefit on business consolidation costs applied at the marginal tax rate, increased research and development tax credits and the manufacturing deduction effective in 2005 under the Jobs Act. (Further details of the amounts repatriated under the Jobs Act are available in Note 13 accompanying the consolidated financial statements within Item 8 of this report.) These benefits were somewhat offset by the fact that no tax benefit was provided in respect of the equity investment write downs in the first quarter of 2005. The $3.8 million write down of the aerospace investment is not tax deductible while the realization of tax deductibility of the $3.4 million PRC write down, which will be a capital loss, is not reasonably assured as the company does not have, nor does it anticipate, any capital gains to offset the capital losses.

In connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2004, the IRS has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 20 years. Ball believes that its interest deductions will be sustained as filed and, therefore, no provision for loss has been recorded. The total potential liability for the audit years 1999 through 2004, unaudited year 2005 and an estimate of the impact on 2006 is approximately $31 million, excluding related interest. The IRS has withdrawn its proposed adjustments for any penalties. See Note 13 accompanying the consolidated financial statements within Item 8 of this Annual Report.

Results of Equity Affiliates

Equity in the earnings of affiliates in 2006 is primarily attributable to our 50 percent ownership in packaging investments in the U.S. and Brazil. Earnings in 2004 included the results of a minority-owned aerospace business, which was sold in October 2005, and a $15.2 million loss representing Ball’s share of a provision for doubtful accounts relating to its 35 percent interest in Sanshui JFP (discussed above in “Metal Beverage Packaging, Europe/Asia”). After consideration of the PRC loss, earnings were $14.7 million in 2006 compared to $15.5 million in 2005 and $15.8 million in 2004.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements within Item 8 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Cash flows from operating activities were $401.4 million in 2006 compared to $558.8 million in 2005 and $535.9 million in 2004.

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) for planning purposes, (3) to evaluate strategic investments and (4) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. generally accepted accounting principles, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less additions to property, plant and equipment (capital spending). Free cash flow is typically derived directly from the company’s cash flow statements; however, it may be adjusted for items that affect comparability between periods. An example of such an item included in 2006 is the property insurance proceeds for the replacement of the fire-damaged assets in our Hassloch, Germany, plant, which is included in capital spending amounts.

Based on this, our consolidated free cash flow is summarized as follows:

($ in millions)	2006	2005	2004
Cash flows from operating activities	$401.4	$558.8	$535.9
Capital spending	(279.6)	(291.7)	(196.0)
Proceeds for replacement of fire-damaged assets	61.3	–	–
Free cash flow	$183.1	$267.1	$339.9

Cash flows from operating activities in 2006 were negatively affected by higher cash pension funding and higher working capital levels compared to the prior year. The higher working capital was a combination of higher than planned raw material inventory levels, higher income tax payments and higher accounts receivable balances, the latter resulting primarily from the repayment of a portion of the accounts receivable securitization program and late payments from customers in Europe. Management expects the increase in working capital to be temporary and that working capital levels will return to normal levels by the end of the first half of 2007.

Cash flow in 2005 compared to 2004 was negatively impacted by higher cash taxes. This resulted in a decrease in deferred income taxes payable of $51.6 million in 2005 compared to an estimated increase in deferred taxes of $47 million in 2004. The primary causes of the increase in current income taxes and decrease in deferred income taxes were the reduction in 2005 of tax-deductible pension costs versus 2004, the impact in 2005 of the repatriation of foreign earnings and a reduction of tax versus book depreciation expense as tax depreciation was accelerated in prior years, primarily due to bonus tax depreciation permitted in the tax laws after September 11, 2001. Cash flows from operating activities were positively affected in 2005 by lower accounts receivable, higher accounts payable and lower pension contributions.

Based on information currently available, we estimate cash flows from operating activities for 2007 to be approximately $600 million, capital spending (net of property insurance recoveries) to be approximately $250 million and free cash flow to be in the $350 million range. Capital spending of $218.3 million (net of $61.3 million in insurance recoveries) in 2006 was below depreciation and amortization expense of $252.6 million. We continue to invest capital in our best performing operations, including projects to increase custom can capabilities, improve beverage can end making productivity and convert lines from steel to aluminum in Europe, as well as expenditures in the aerospace and technologies segment.

Debt Facilities and Refinancing

Interest-bearing debt at December 31, 2006, increased $862 million to $2,451.7 million from $1,589.7 million at December 31, 2005. This increase includes the issuance by Ball Corporation in March 2006 of $450 million of 6.625% senior notes due in 2018 and a $500 million increase in bank debt under Ball Corporation’s senior credit facilities put in place in the fourth quarter of 2005. The proceeds from these financings were used to refinance existing U.S. Can debt at lower interest rates, acquire certain net assets of Alcan and reduce seasonal working capital debt. Other than acquisition related debt, the 2006 debt increase from 2005 was primarily attributed to changes in foreign exchange rates.

At December 31, 2006, $675 million was available under the company’s multi-currency revolving credit facilities. The company also had $329 million of short-term uncommitted credit facilities available at the end of the year, of which $140.1 million was outstanding.

On October 13, 2005, Ball refinanced its senior secured credit facilities and during the third and fourth quarters of 2005, Ball redeemed its 7.75% senior notes due August 2006 primarily through the drawdown of funds under the new credit facilities. The refinancing and redemption resulted in a pretax debt refinancing charge of $19.3 million ($12.3 million after tax) to reflect the call premium associated with the senior notes and the write off of unamortized debt issuance costs.

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

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $201.3 million and $210 million at December 31, 2006 and 2005, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets.

The company was not in default of any loan agreement at December 31, 2006, and has met all payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

Additional details about the company’s receivables sales agreement and debt are available in Notes 6 and 12, respectively, accompanying the consolidated financial statements within Item 8 of this report.

Other Liquidity Items

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases and purchase obligations in effect at December 31, 2006, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$2,301.6	$38.5	$278.4	$972.9	$1,011.8
Capital lease obligations	7.6	2.7	2.4	0.4	2.1
Interest payments on long-term debt (b)	826.5	138.8	259.4	204.8	223.5
Operating leases	185.9	45.0	58.5	38.7	43.7
Purchase obligations (c)	7,450.4	2,682.5	3,169.4	1,524.6	73.9
Total payments on contractual obligations	$10,772.0	$2,907.5	$3,768.1	$2,741.4	$1,355.0

(a) Amounts reported in local currencies have been translated at the year-end exchange rates.
(b) For variable rate facilities, amounts are based on interest rates in effect at year end.
(c) The company’s purchase obligations include contracted amounts for aluminum, steel, plastic resin and other direct materials. Also included are commitments for purchases of natural gas and electricity, aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may not result in penalties and, therefore, actual payments could vary significantly.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be $69.1 million in 2007. This estimate may change based on plan asset performance. Benefit payments related to these plans are expected to be $62.6 million, $65.1 million, $68.9 million, $73.9 million and $75.1 million for the years ending December 31, 2007 through 2011, respectively, and $436.7 million combined for 2012 through 2016. Payments to participants in the unfunded German plans are expected to be $24.6 million, $25.1 million, $25.5 million, $25.9 million and $26.1 million in the years 2007 through 2011, respectively, and a total of $136.6 million thereafter.

We reduced our share repurchase program in 2006 to $45.7 million, net of issuances, compared to $358.1 million net repurchases in 2005 and $50 million in 2004. The net repurchases in 2006 did not include a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares. The contract was settled on January 5, 2007, for $51.9 million in cash. In 2007 we expect to repurchase approximately $175 million, net of issuances, and to reduce debt levels by more than $125 million. Annual cash dividends paid on common stock were 40 cents per share in 2006 and 2005 and 35 cents per share in 2004. Total dividends paid were $41 million in 2006, $42.5 million in 2005 and $38.9 million in 2004.

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

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003, and nearly all retailers stopped carrying beverages in non-refillable containers. We responded to the resulting lower demand for beverage cans with several measures including reducing capacity and converting production lines from steel to aluminum to facilitate exports from Germany to other European countries. Since May 1, 2006, all retailers have been required to redeem all returned one-way containers as long as they sell such containers. Many retailers in Germany have begun the process of implementing a returnable system for one-way containers. The retailers and the filling and packaging industries have formed a committee to design a nationwide recollection system and several retailers have ordered and installed reverse vending machines in order to streamline the recollection system. One-way packaging sales by German retailers have increased significantly since May 1, 2006 (albeit off a low base). We believe it will take some time to recover from the significant decrease experienced beginning in 2003. Usage will increase as one-way collection systems are more fully developed and consumers become educated regarding the systems and the reintroduction of one-way packaging.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates. See Note 1 to the consolidated financial statements within Item 8 of this report for a summary of the company’s critical and significant accounting policies.

The U.S. and European economies have experienced minor general inflation during the past several years. Management believes that evaluation of Ball’s performance during the periods covered by these consolidated financial statements should be based upon historical financial statements.

As described in Note 13 accompanying the consolidated financial statements within Item 8 of this Annual Report, the IRS has proposed to disallow Ball’s deductions of interest expense for the tax years 2000 through 2004 incurred on loans under a company-owned life insurance plan that was established in 1986. Ball has disputed the IRS’s claims and the company believes the interest deductions will be sustained as filed.

Forward-Looking Statements

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the German mandatory deposit or other restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental and workplace safety; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

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

Commodity Price Risk

We manage our commodity price risk in connection with market price fluctuations of aluminum primarily by entering into container sales contracts which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms generally include a fixed price, floating price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow and fair value hedges of commodity price risk where there is not a pass-through arrangement in the sales contract.

Most of the plastic packaging, Americas, sales contracts negotiated through the end of 2006 include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most of our metal food and household products packaging, Americas, sales contracts negotiated through the end of 2006 either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. We anticipate that we will be able to pass through the majority of the steel price increases that occur through the end of 2007.

In Europe and Asia, the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to minimize the company’s exposure to significant price changes for those sales contracts where there is not a pass-through arrangement.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $16 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $10.2 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates. Sensitivity to foreign currency exposures related to metal increased over prior years due to an increase in metal purchases and related payables at our foreign operations, which are subject to foreign currency fluctuations.

The company is also exposed to fluctuations in prices for utilities such as natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our utility prices could result in an estimated $8.4 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in our diesel fuel surcharge could result in an estimated $1.9 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2006 and 2005, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments.

Based on our interest rate exposure at December 31, 2006, assumed floating rate debt levels throughout 2007 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $9.1 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2006, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $19.2 million after-tax reduction in net earnings over a one-year period. This amount includes the $10.2 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $75.7 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, the company periodically sells put options which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. Our objective in selling put options is to lower the average purchase price of acquired shares. There were no put option contracts outstanding at the end of 2006.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

We have completed integrated audits of Ball Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventory in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, management has excluded the operations of U.S. Can Corporation (USCan) and operations of Alcan Packaging (Alcan) from its assessment of internal control over financial reporting as of December 31, 2006, because they were acquired by the Company in purchase business combinations during 2006. We have also excluded USCan and Alcan from our audit of internal control over financial reporting. USCan and Alcan are operated by wholly-owned subsidiaries of the Company and had combined assets and combined net sales representing 17 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2007

Consolidated Statements of Earnings
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions, except per share amounts)	2006	2005	2004
Net sales	$6,621.5	$5,751.2	$5,440.2

Costs and expenses
Cost of sales (excluding depreciation and amortization) (a)	5,540.4	4,802.7	4,421.9
Depreciation and amortization (Notes 2, 8 and 10)	252.6	213.5	215.1
Business consolidation costs (gains) (Note 4)	35.5	21.2	(15.2)
Selling, general and administrative	287.2	233.8	268.8
Property insurance gain (Note 5)	(75.5)	–	–
	6,040.2	5,271.2	4,890.6

Earnings before interest and taxes (a)	581.3	480.0	549.6

Interest expense (Note 12)
Interest expense before debt refinancing costs	134.4	97.1	103.7
Debt refinancing costs	–	19.3	–
Total interest expense	134.4	116.4	103.7

Earnings before taxes	446.9	363.6	445.9
Tax provision (Note 13) (a)	(131.6)	(106.2)	(143.4)
Minority interests	(0.4)	(0.8)	(1.0)
Equity in results of affiliates (Note 10)	14.7	15.5	0.6
Net earnings (a)	$329.6	$272.1	$302.1

Earnings per share (Notes 15 and 16) (a):
Basic	$3.19	$2.52	$2.73
Diluted	$3.14	$2.48	$2.65

Weighted average shares outstanding (000s) (Note 16) (a):
Basic	103,338	107,758	110,846
Diluted	104,951	109,732	113,790

Cash dividends declared and paid, per share	$0.40	$0.40	$0.35

(a) 2005 and 2004 have been retrospectively adjusted for the company’s change in 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2006	2005
Assets
Current assets
Cash and cash equivalents	$151.5	$61.0
Receivables, net (Note 6)	579.5	376.6
Inventories, net (Note 7) (a)	935.4	699.9
Deferred taxes and prepaid expenses (a)	94.9	106.4
Total current assets	1,761.3	1,243.9

Property, plant and equipment, net (Notes 5 and 8)	1,876.0	1,556.6
Goodwill (Notes 3, 4 and 9)	1,773.7	1,258.6
Intangibles and other assets, net (Note 10)	429.9	302.4
Total Assets	$5,840.9	$4,361.5

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 12)	$181.3	$116.4
Accounts payable	732.4	552.4
Accrued employee costs	201.1	198.4
Income taxes payable	71.8	127.5
Other current liabilities	267.7	181.3
Total current liabilities	1,454.3	1,176.0

Long-term debt (Note 12)	2,270.4	1,473.3
Employee benefit obligations (Note 14)	847.7	784.2
Deferred taxes and other liabilities	102.1	69.5
Total liabilities	4,674.5	3,503.0
Contingencies (Note 21)
Minority interests	1.0	5.1

Shareholders’ equity (Note 15)
Common stock (160,026,936 shares issued - 2006; 158,382,813 shares issued - 2005)	703.4	633.6
Retained earnings (a)	1,535.3	1,246.0
Accumulated other comprehensive loss	(29.5)	(100.7)
Treasury stock, at cost (55,889,948 shares - 2006; 54,182,655 shares - 2005)	(1,043.8)	(925.5)
Total shareholders’ equity	1,165.4	853.4
Total Liabilities and Shareholders’ Equity	$5,840.9	$4,361.5

(a) 2005 has been retrospectively adjusted for the company’s change in 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions)	2006	2005	2004
Cash Flows from Operating Activities
Net earnings	$329.6	$272.1	$302.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	252.6	213.5	215.1
Property insurance gain (Note 5)	(75.5)	–	–
Business consolidation costs (gains) (Note 4)	34.2	19.0	(15.2)
Deferred taxes (a)	38.2	(51.6)	47.0
Contributions to defined benefit pension plans	(54.9)	(17.1)	(60.6)
Debt prepayment costs	–	6.6	–
Noncash write off of deferred financing costs	–	12.7	0.5
Other, net	14.5	15.5	50.6
Working capital changes, excluding effects of acquisitions:
Receivables	(57.0)	(32.8)	(81.3)
Inventories (a)	(132.2)	(71.7)	(60.0)
Accounts payable	121.6	113.2	87.1
Accrued employee costs	53.1	(17.2)	39.9
Income taxes payable and current deferred tax assets, net	(62.4)	51.2	18.1
Other, net	(60.4)	45.4	(7.4)
Cash provided by operating activities	401.4	558.8	535.9
Cash Flows from Investing Activities
Additions to property, plant and equipment	(279.6)	(291.7)	(196.0)
Business acquisitions, net of cash acquired (Note 3)	(791.1)	−	(17.2)
Property insurance proceeds (Note 5)	61.3	–	–
Other, net	16.0	1.7	3.6
Cash used in investing activities	(993.4)	(290.0)	(209.6)
Cash Flows from Financing Activities
Long-term borrowings	949.4	882.8	26.3
Repayments of long-term borrowings	(205.0)	(949.7)	(107.2)
Change in short-term borrowings	23.0	68.4	2.6
Debt prepayment costs	–	(6.6)	–
Debt issuance costs	(8.1)	(4.8)	–
Proceeds from issuances of common stock	38.4	35.6	35.3
Acquisitions of treasury stock	(84.1)	(393.7)	(85.3)
Common dividends	(41.0)	(42.5)	(38.9)
Other, net	7.6	(0.2)	(0.9)
Cash provided by (used in) financing activities	680.2	(410.7)	(168.1)
Effect of exchange rate changes on cash	2.3	4.2	4.0
Change in cash and cash equivalents	90.5	(137.7)	162.2
Cash and Cash Equivalents - Beginning of Year	61.0	198.7	36.5
Cash and Cash Equivalents - End of Year	$151.5	$61.0	$198.7

(a) 2005 and 2004 have been retrospectively adjusted for the company’s change in 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings
Ball Corporation and Subsidiaries
($ in millions, except share amounts)	Years ended December 31,
	2006	2005	2004
Number of Common Shares Outstanding (000s)
Balance, beginning of year	158,383	157,506	155,885
Shares issued for stock options, other stock plans and business acquisitions, net of shares exchanged (a)	1,644	877	1,621
Balance, end of year	160,027	158,383	157,506
Number of Treasury Shares Outstanding (000s)
Balance, beginning of year	(54,183)	(44,815)	(43,106)
Shares purchased, net of shares reissued (a)	(1,707)	(9,368)	(1,709)
Balance, end of year	(55,890)	(54,183)	(44,815)
Common Stock
Balance, beginning of year	$633.6	$610.8	$567.3
Shares issued for stock options and other stock plans, net of shares exchanged	28.7	15.5	29.8
Shares issued for business acquisitions (a)	33.6	–	–
Tax benefit from option exercises	7.5	7.3	13.7
Balance, end of year	$703.4	$633.6	$610.8
Retained Earnings (b)
Balance, beginning of year	$1,246.0	$1,015.0	$749.8
Net earnings	329.6	272.1	302.1
Common dividends, net of tax benefits	(40.3)	(41.1)	(36.9)
Balance, end of year	$1,535.3	$1,246.0	$1,015.0
Accumulated Other Comprehensive Earnings (Loss) (Note 15)
Balance, beginning of year	$(100.7)	$33.2	$(1.4)
Foreign currency translation adjustment	57.2	(74.3)	68.2
Change in minimum pension liability, net of tax	8.0	(43.6)	(33.2)
Effective financial derivatives, net of tax	6.0	(16.0)	(0.4)
Net other comprehensive earnings adjustments	71.2	(133.9)	34.6
Accumulated other comprehensive earnings (loss)	$(29.5)	$(100.7)	$33.2
Treasury Stock
Balance, beginning of year	$(925.5)	$(564.9)	$(506.9)
Shares purchased, net of shares reissued	(104.4)	(360.6)	(58.0)
Shares returned in business acquisitions (a)	(13.9)	–	–
Balance, end of year	$(1,043.8)	$(925.5)	$(564.9)
Comprehensive Earnings (b)
Net earnings	$329.6	$272.1	$302.1
Net other comprehensive earnings adjustments (see details above)	71.2	(133.9)	34.6
Comprehensive earnings	$400.8	$138.2	$336.7

(a)
In connection with the acquisition of U.S. Can (discussed in Note 3), 758,981 shares were originally issued (at $44.28 per share). In accordance with a purchase price adjustment, 314,225 shares were subsequently returned to Ball and recorded as treasury stock. The net number of shares issued in the acquisition was 444,756 at a price of $44.28 per share.

(b)
2005 and 2004 have been retrospectively adjusted for the company’s change in 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

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

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are recognized under the cost-to-cost, percentage-of-completion method. This business segment sells using two types of long-term sales contracts - cost-type sales contracts, which represent approximately two-thirds of sales, and fixed price sales contracts which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, whereas fixed price sales contracts are completed for a fixed price or involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

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

Acquisitions

The company accounts for acquisitions using the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Under SFAS No. 141, the acquiring company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified and named. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities.

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

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover the majority of its employees. We also have postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R);” SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other than Pensions.” These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates, mortality and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

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

In addition to defined benefit and postretirement plans, the company maintains reserves for employee medical claims, up to our insurance stop-loss limit, and workers’ compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information, including historical experience, third party actuarial estimates and current employee statistics.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.   Critical and Significant Accounting Policies (continued)

Business Consolidation Costs

The company estimates its liabilities for business consolidation activities by accumulating detailed estimates of costs and asset sales proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of realizable value; contract termination payments for contracts and leases; contractual obligations and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such disclosures represent management’s best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current period earnings and identified as business consolidation gains or losses.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. Prior to the fourth quarter of 2006, the majority of the U.S. inventories in the metal beverage packaging, Americas, and metal food and household products packaging, Americas, segments were accounted for using the last-in, first-out (LIFO) method of accounting. During the fourth quarter of 2006, management changed its method of accounting for these inventories from the LIFO method to the FIFO method. The FIFO method of inventory accounting better matches revenues and expenses in accordance with sales contract terms. All periods have been retrospectively adjusted on a FIFO basis in accordance with SFAS No. 154. Additional details are available in Note 7.

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements - 15 to 40 years; machinery and equipment - 5 to 15 years; other intangible assets - 13 years, weighted average).

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

Stock-Based Compensation

Ball has a variety of restricted stock and stock option plans. With the exception of the company’s deposit share program, which through 2005 was accounted for as a variable plan and is discussed in Note 15, the compensation cost associated with restricted stock grants has been calculated using the fair value at the date of grant and amortized over the restriction period. In the fourth quarter of 2006, Ball amended one of its deferred compensation stock plans to allow limited diversification, which required an initial mark-to-market adjustment of $6.7 million. Stock-based compensation is reported as part of selling, general and administrative expenses in the consolidated statements of earnings.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” and elected to use the modified prospective transition method and the Black-Scholes valuation model. Tax benefits associated with option exercises are reported in financing activities in the consolidated statements of cash flows beginning in 2006. Prior to January 1, 2006, expense related to stock options was calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25, and has therefore not been included in the consolidated statements of earnings in 2005 or 2004. Ball’s earnings as reported included after-tax stock-based compensation of $6.6 million and $12.5 million for the years ended December 31, 2005 and 2004, respectively. If the fair value based method had been used, after-tax stock-based compensation would have been $8.7 million in 2005 and $9.3 million in 2004, and diluted earnings per share would have been lower by $0.02 in 2005 and higher by $0.03 in 2004. Further details regarding the expense calculated under the fair value based method are provided in Note 15.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, product sales, raw materials purchasing and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, or a derivative designated as a fair value hedge of a firm commitment not yet recorded on the balance sheet, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.   Critical and Significant Accounting Policies (continued)

hedges is reported in earnings immediately. In the statements of cash flows, hedge activities are classified in the same category as the items being hedged.

Realized gains and losses from hedges are classified in the consolidated statements of earnings consistent with the accounting treatment of the items being hedged. Gains and losses upon the early termination of effective derivative contracts are deferred in accumulated other comprehensive earnings and amortized to earnings in the same period as the originally hedged items affect earnings.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

New Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which was effective in Ball’s annual report for the year ended December 31, 2006. The new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive earnings. It also requires disclosure of certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition assets or obligations. The effects of Ball’s adoption of this standard are detailed in Note 14, “Employee Benefit Obligations.”

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard will be effective for Ball as of January 1, 2008.

Staff Accounting Bulletin (SAB) No. 108 was issued in September 2006 by the Securities and Exchange Commission (SEC) addressing the SEC staff’s view regarding the process of consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality. The company’s process is consistent with the SEC’s view.

In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 became effective for Ball beginning on January 1, 2007. The company is evaluating the impact this standard will have on its consolidated financial statements. While adoption of this standard will require balance sheet reclassifications of the accruals for uncertain tax positions and a cumulative adjustment for the retrospective application of the standard, at the time of this filing the company is unable to determine the impact of any reclassifications or to determine whether the cumulative adjustment is material.

In March 2006 the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 06-3 regarding whether taxes collected from customers and remitted to governmental authorities are presented in a company’s income statement (a gross presentation) or only in its balance sheet (a net presentation). The decision, which is effective for Ball’s reporting beginning January 1, 2007, requires a company to disclose its policy for recording and reporting such taxes (gross or net) and, if on a gross basis, the amounts that are included in revenues and costs in the statement of earnings. Ball’s current policy is to record taxes collected from customers as liabilities on its consolidated balance sheet and not in its consolidated statement of earnings.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.   Critical and Significant Accounting Policies (continued)

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS No. 154, which was effective for Ball beginning January 1, 2006, requires retroactive application to prior periods’ financial statements. The company applied SFAS No. 154 to its change from the LIFO to the FIFO method of accounting for certain inventories, which occurred in the fourth quarter of 2006 .

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The new standard, which was effective for Ball beginning January 1, 2006, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. On March 29, 2005, the SEC issued SAB No. 107, which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. Upon the adoption of the standard, Ball elected to use the modified prospective transition method and the Black-Scholes valuation model. The adoption of SFAS No. 123 (revised 2004) resulted in higher stock-based compensation in 2006 of $6.3 million compared to 2005. Additional effects on the company’s consolidated financial statements of adopting SFAS No. 123 (revised 2004) are discussed in Note 15.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred by Ball beginning on January 1, 2006. The adoption of SFAS No. 151 had an insignificant effect on Ball’s consolidated financial statements.

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

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans and custom and specialty cans, as well as plastic containers used for household products.

Plastic packaging, Americas: Consists of operations in the U.S. and Canada, which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging.

Aerospace and technologies: Consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.   Business Segment Information (continued)

During the fourth quarter of 2006, Ball’s management changed its method of inventory accounting from LIFO to FIFO in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments. Segment results for all periods presented have been retrospectively adjusted on a FIFO basis in accordance with SFAS No. 154 (see Notes 1 and 7). In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. The change did not have a significant impact on any segment for the current or prior years. Prior periods have been conformed to the current presentation of the segments and the change in expense allocation.

The accounting policies of the segments are the same as those in the condensed consolidated financial statements. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Major Customers

Following is a summary of Ball’s major customers and their respective percentages of consolidated sales for the years ended December 31:

	2006	2005	2004
SABMiller plc	11%	11%	11%
PepsiCo, Inc. and affiliates	9%	10%	9%
All bottlers of Pepsi-Cola or Coca-Cola branded beverages	29%	27%	28%
U.S. government agencies and their prime contractors	9%	11%	10%

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated
2006	$4,868.6	$1,752.9	$6,621.5
2005	4,133.3	1,617.9	5,751.2
2004	3,898.9	1,541.3	5,440.2

Summary of Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany	Other (c)	Consolidated
2006	$2,856.5	$1,289.9	$(66.8)	$4,079.6
2005	1,856.1	1,099.7	161.8	3,117.6
2004	2,077.0	1,286.7	(131.6)	3,232.1

(a) Includes the company’s net sales in the PRC, Canada and certain European countries (none of which was individually significant), intercompany eliminations and other.
(b) Long-lived assets primarily consist of property, plant and equipment, goodwill and other intangible assets.
(c) Includes the company’s long-lived assets in the PRC, Canada and certain European countries, not including Germany (none of which was individually significant), intercompany eliminations and other.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2. Business Segment Information (continued)

Summary of Business by Segment

($ in millions)	2006	2005	2004
Net Sales
Metal beverage packaging, Americas	$2,604.4	$2,390.4	$2,360.6
Metal beverage packaging, Europe/Asia	1,512.5	1,354.5	1,248.1
Metal food & household products packaging, Americas	1,186.9	824.0	777.5
Plastic packaging, Americas	645.4	487.5	401.0
Aerospace and technologies	672.3	694.8	653.0
Net sales	$6,621.5	$5,751.2	$5,440.2
Consolidated Earnings
Metal beverage packaging, Americas	$269.4	$254.1	$275.7
Business consolidation costs (Note 4)	–	(19.3)	–
Total metal beverage packaging, Americas	269.4	234.8	275.7
Metal beverage packaging, Europe/Asia	193.2	171.2	181.4
Property insurance gain (Note 5)	75.5	–	–
Business consolidation gains (Note 4)	–	9.3	13.7
Total metal beverage packaging, Europe/Asia	268.7	180.5	195.1
Metal food & household products packaging, Americas	41.5	30.3	46.0
Business consolidation (costs) gain (Note 4)	(35.5)	(11.2)	0.4
Total metal food & household products packaging, Americas	6.0	19.1	46.4
Plastic packaging, Americas	24.7	16.7	8.9
Business consolidation gain (Note 4)	–	–	0.7
Total plastic packaging, Americas	24.7	16.7	9.6
Aerospace and technologies	50.0	54.7	48.3
Business consolidation gain (Note 4)	–	–	0.4
Total aerospace and technologies	50.0	54.7	48.7
Segment earnings before interest and taxes	618.8	505.8	575.5
Corporate undistributed expenses	(37.5)	(25.8)	(25.9)
Earnings before interest and taxes	581.3	480.0	549.6
Interest expense (a)	(134.4)	(116.4)	(103.7)
Tax provision	(131.6)	(106.2)	(143.4)
Minority interests	(0.4)	(0.8)	(1.0)
Equity in results of affiliates (Note 10)	14.7	15.5	0.6
Net earnings	$329.6	$272.1	$302.1
Depreciation and Amortization
Metal beverage packaging, Americas	$74.2	$69.0	$68.4
Metal beverage packaging, Europe/Asia	80.3	73.4	74.2
Metal food & household products packaging, Americas	34.2	16.3	15.6
Plastic packaging, Americas	44.2	36.8	40.0
Aerospace and technologies	16.4	14.9	14.6
Segment depreciation and amortization	249.3	210.4	212.8
Corporate	3.3	3.1	2.3
Depreciation and amortization	$252.6	$213.5	$215.1

(a) Includes $19.3 million of debt refinancing costs in 2005.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2. Business Segment Information (continued)

Summary of Business by Segment (continued)

	December 31,
($ in millions)	2006	2005
Total Assets
Metal beverage packaging, Americas	$1,215.6	$1,150.9
Metal beverage packaging, Europe/Asia	2,464.5	2,100.9
Metal food & household products packaging, Americas	1,091.2	348.6
Plastic packaging, Americas	544.4	312.4
Aerospace and technologies	268.2	253.1
Segment assets	5,583.9	4,165.9
Corporate assets, net of eliminations	257.0	195.6
Total assets	$5,840.9	$4,361.5

Investments in Affiliates
Metal beverage packaging, Americas	$68.8	$57.7
Metal beverage packaging, Europe/Asia	0.2	0.2
Aerospace and technologies	7.5	7.5
Investments in affiliates	$76.5	$65.4

($ in millions)	2006	2005	2004
Property, Plant and Equipment Additions
Metal beverage packaging, Americas	$88.7	$109.9	$57.0
Metal beverage packaging, Europe/Asia	82.1	97.9	73.9
Metal food & household products packaging, Americas	20.4	16.8	14.3
Plastic packaging, Americas	50.1	27.6	19.2
Aerospace and technologies	34.5	33.1	24.0
Segment property, plant and equipment additions	275.8	285.3	188.4
Corporate	3.8	6.4	7.6
Property, plant and equipment additions	$279.6	$291.7	$196.0

3.   Acquisitions

2006

U.S. Can Corporation

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for consideration of 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million). In connection with the acquisition, Ball also refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years expects to realize approximately $42 million for acquired net operating tax loss carryforwards. The U.S. Can debt was refinanced at significantly lower interest rates through the issuance of a new series of Ball Corporation senior notes and an increase in Ball Corporation bank debt under the senior credit facilities put in place in the fourth quarter of 2005 (see Note 12). This acquisition added to the company’s portfolio of rigid packaging products and provides a meaningful position in a sizeable product line. As a result of this acquisition, Ball became the largest manufacturer of aerosol cans in North America and now produces aerosol cans, paint cans, plastic containers and custom and specialty cans in nine plants in the U.S. and aerosol cans in two plants in Argentina. The newly acquired operations formed part of Ball’s metal food and household products packaging, Americas, segment during 2006. Responsibility for the U.S. Can plastic container business was transferred to the company’s plastic packaging, Americas, segment effective

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.   Acquisitions (continued)

January 1, 2007. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

Alcan Packaging

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $184.7 million cash. The acquired assets included two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. This acquisition strengthens the company’s plastic container business and complements its food container business. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The acquired operations formed part of Ball’s plastic packaging, Americas, segment during 2006. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 28, 2006.

Following is a summary of the net assets acquired in the U.S. Can and Alcan transactions using preliminary fair values. The valuation by management of certain assets, including identification and valuation of acquired fixed assets and intangible assets, and of liabilities, including development and assessment of associated costs of consolidation and integration plans, is still in process and, therefore, the actual fair values may vary from the preliminary estimates. Final valuations will be completed by the end of the first quarter of 2007. The company has engaged third party experts to assist management in valuing certain assets and liabilities including inventory; property, plant and equipment; intangible assets and pension and other post-retirement obligations.

($ in millions)	U.S. Can (Metal Food & Household Products Packaging, Americas)	Alcan (Plastic Packaging, Americas)	Total
Cash	$0.2	$–	$0.2
Property, plant and equipment	165.7	73.8	239.5
Goodwill	358.0	53.1	411.1
Intangibles	51.9	29.0	80.9
Other assets, primarily inventories and receivables	218.8	40.7	259.5
Liabilities assumed (excluding refinanced debt), primarily current	(176.7)	(11.9)	(188.6)
Net assets acquired	$617.9	$184.7	$802.6

The customer relationships and acquired technologies of both acquisitions were identified as valuable intangible assets by an independent valuation firm and assigned an estimated life of 20 years by the company based on the valuation firm’s estimates. Because the acquisition of U.S. Can was a stock purchase, neither the goodwill nor the intangible assets are tax deductible for U.S. income tax purposes. However, because the Alcan acquisition was an asset purchase, both the goodwill and the intangible assets are deductible for U.S. tax purposes.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.   Acquisitions (continued)

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

	December 31,
($ in millions, except per share amounts)	2006	2005
Net sales	$6,799.0	$6,497.1
Net earnings	330.5	288.7
Basic earnings per share	3.20	2.67
Diluted earnings per share	3.15	2.62

Pro forma adjustments primarily include the after-tax effects of: (1) increased interest expense related to incremental borrowings used to finance the acquisitions, (2) increased depreciation expense on property, plant and equipment based on increased fair values and (3) increased amortization expense attributable to intangible assets arising from the acquisitions.

Ball Asia Pacific Limited

In the fourth quarter of 2006, we acquired all the minority ownership interest in the high-density plastic container business for $4.6 million in cash. The acquisition of the minority interest was not significant to the company.

2004 - Ball Western Can Company (Ball Western Can)

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

4.   Business Consolidation Activities

Following is a summary of business consolidation activities included in the consolidated statements of earnings for the years ended December 31:

($ in millions)	2006	2005	2004
Metal beverage packaging, Americas	$–	$(19.3)	$–
Metal beverage packaging, Europe/Asia	–	9.3	13.7
Metal food & household products packaging, Americas	(35.5)	(11.2)	0.4
Plastic packaging, Americas	–	–	0.7
Aerospace and technologies	–	–	0.4
	$(35.5)	$(21.2)	$15.2

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.   Business Consolidation Activities (continued)

2006

Metal Food & Household Products Packaging, Americas

In October 2006 the company announced plans to close two manufacturing facilities in North America as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in the year of U.S. Can. The company closed a leased facility in Alliance, Ohio, which was one of 10 manufacturing locations acquired from U.S. Can, and a food can plant in Burlington, Ontario. A pretax charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter related to the Burlington closure, comprised of $7.8 million of severance costs, $16.8 million of pension costs, $2.9 million of plant decommissioning costs and $6.1 million for the write off of obsolete equipment and related spare parts and tooling. The closure of the Ohio plant, estimated to cost approximately $1 million for employee and other costs, has been treated as an opening balance sheet item related to the acquisition. The company continues to evaluate the current manufacturing structure and expects to identify other opportunities to improve efficiencies by further realigning production capacities.

The fourth quarter also included a net charge of $0.9 million ($0.6 million after tax) to shut down a welded food can line at the Richmond, British Columbia, plant and record the recovery of business consolidation costs previously expensed.

In the second quarter, earnings of $0.4 million ($0.2 million after tax) were recorded to reflect the excess proceeds on the disposition of fixed assets previously written down in a 2005 business consolidation charge.

In the first quarter, a pretax charge of $2.1 million ($1.4 million after tax) was recorded to shut down a metal food can production line in the Whitby, Ontario, plant. The charge was comprised of $0.6 million of employee termination costs, $0.7 million for equipment removal and other decommissioning costs and $0.8 million for impairment of plant equipment and related spares and tooling. Production from the line has ceased and other related activities were completed during 2006. The fourth quarter of 2006 included $0.7 million of earnings ($0.5 million after tax) to reflect the net proceeds on the disposition of the plant’s fixed assets.

Plastic Packaging, Americas

An opening balance sheet reserve of $1.6 million was recorded related to the closure and relocation of the former Alcan research and development facility from Neenah, Wisconsin, to Westminster, Colorado, and the shut down of production and relocation of equipment from Alcan’s Newark, California, plant to other Ball plants.

2005

Metal Beverage Packaging, Americas

The company announced in July 2005 the commencement of a project to upgrade and streamline its North American beverage can end manufacturing capabilities. The project is expected to be completed in 2008 and will result in productivity gains and cost reductions. A pretax charge of $19.3 million ($11.7 million after tax) was recorded in the third quarter of 2005 in connection with this project. The pretax charge includes $11.7 million for employee severance, pension and other employee benefit costs; $1.6 million for decommissioning costs and $6 million for the write off of obsolete equipment spare parts and tooling. Payments of $1.1 million were made in 2006 against the reserve.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.   Business Consolidation Activities (continued)

Metal Food & Household Products Packaging, Americas

In the fourth quarter, a pretax charge of $4.6 million ($3.1 million after tax) was recorded for pension, severance and other employee benefit costs related to a reduction in force in our Burlington, Ontario, plant. At December 31, 2006, the resulting reserve had been reduced by $1.5 million of cash payments made.

In the second quarter, a pretax charge of $8.8 million ($5.9 million after tax) was recorded in connection with the closure of a three-piece food can manufacturing plant in Baie d’Urfe, Quebec. The Quebec plant was closed and ceased operations in the third quarter of 2005, and the sale of the plant resulted in the second quarter charge being offset by a $2.2 million gain ($1.5 million after tax) in the fourth quarter of 2005 to adjust the plant to net realizable value. At December 31, 2006, the resulting reserve had been reduced by $1.6 million of cash payments made. The pretax charge, net of the offsetting gain, included $3.2 million for employee severance, pension and other employee benefit costs and $3.4 million for decommissioning costs and the write-down to net realizable value of fixed assets and other costs.

The following table summarizes the activity in the 2006 and 2005 North American business consolidation activities:

($ in millions)	Fixed Assets/ Spare Parts	Pension Costs	Employee Costs	Other	Total
Balance at December 31, 2005	$5.6	$–	$10.0	$2.0	$17.6
Charge to North American segments	6.9	16.8	8.5	3.3	35.5
Payments	–	–	(4.4)	(0.8)	(5.2)
Disposal of spare parts	(1.4)	–	–	(0.2)	(1.6)
Transfers to assets and liabilities to reflect estimated realizable values and foreign exchange effects	(4.4)	(16.8)	–	–	(21.2)
Balance at December 31, 2006	$6.7	$–	$14.1	$4.3	$25.1

The remaining carrying value of fixed assets remaining for sale in connection with North American business consolidation activities was $13.9 million at December 31, 2006.

Metal Beverage Packaging, Europe/Asia

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

2004

In 2004 $15.2 million of earnings were recorded to reflect the recovery of business consolidation costs previously expensed, primarily related to realization of assets in the PRC in excess of amounts previously estimated and costs of consolidation and liquidation of closed PRC operations related to the 2001 charge.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.   Property Insurance Gain

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged the majority of the building and machinery and equipment. In November 2006 the company reached final agreement with the insurance carrier on property insurance recoveries. The agreed upon property insurance proceeds recorded for the year ended December 31, 2006, which are based on replacement cost, were €86.3 million ($109.3 million), of which €26 million ($32.4 million) was received in April 2006, €22.7 million ($28.9 million) was received in October 2006 and the remainder of €37.6 million ($49.6 million), which was recorded in other long-term assets, was received in January 2007. A €26.7 million ($33.8 million) fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, gains of €58.4 million ($74.1 million pretax) and €2.2 million ($2.8 million pretax) were recorded in the consolidated statement of earnings in the second and third quarters, respectively, to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. Upon reaching final agreement, a pretax reduction to the insurance gain of €1 million ($1.4 million) was recorded in the fourth quarter. Additional amounts of €15 million ($19 million), €13 million ($16.5 million) and €12 million ($15.5 million) were recorded in cost of sales in the second, third and fourth quarters, respectively, for insurance recoveries related to business interruption costs, as well as €11.3 million ($14.3 million) to offset clean-up costs. An additional €27 million of business interruption recoveries has been agreed upon with the insurance carrier and will be recognized in 2007.

In June 2006 the company announced its intention to rebuild the Hassloch plant with two steel lines and to add an aluminum line in its Hermsdorf, Germany, plant. All three lines are expected to be operational during the second quarter of 2007.

6.   Accounts Receivable

Accounts receivable are net of an allowance for doubtful accounts of $9.8 million at December 31, 2006, and $13.4 million at December 31, 2005.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations of up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $201.3 million and $210 million at December 31, 2006 and 2005, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets. Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling, general and administrative expenses, totaled $9.7 million in 2006, $7.7 million in 2005 and $3.2 million in 2004.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $125.3 million and $121.7 million at December 31, 2006 and 2005, respectively, and included $62.4 million and $70.8 million, respectively, representing the recognized sales value of performance that had not been billed and was not yet billable to customers. The average length of the long-term contracts is 3.3 years and the average length remaining on those contracts at December 31, 2006, was 16 months. Approximately $1.3 million of unbilled receivables at December 31, 2006, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

7.   Inventories

	December 31,
($ in millions)	2006	2005
Raw materials and supplies	$445.6	$277.4
Work in process and finished goods	489.8	422.5
	$935.4	$699.9

Historically the cost of the majority of metal beverage packaging, Americas, and metal food and household products packaging, Americas, inventories were determined using the LIFO method of accounting. During the fourth quarter of 2006, the company determined that the FIFO method of inventory accounting better matches revenues and expenses in accordance with sales contract terms. Therefore, in the fourth quarter of 2006, the accounting policy was changed to record all inventories using the FIFO method of accounting. For comparative purposes, all periods presented have been retrospectively adjusted on a FIFO basis in accordance with SFAS No. 154, resulting in a $1 million increase in retained earnings as of January 1, 2004.

The following table summarizes the effect of the accounting change on the company’s consolidated financial statements:

	2005		2004
($ in millions, except per share amounts)	As Originally Reported	As Adjusted for Accounting Change	As Originally Reported	As Adjusted for Accounting Change
Consolidated statements of earnings for the years ended December 31:
Cost of sales	$4,822.4	$4,802.7	$4,433.5	$4,421.9
Tax provision	(99.3)	(106.2)	(139.2)	(143.4)
Net earnings	261.5	272.1	295.6	302.1
Basic earnings per share	2.43	2.52	2.67	2.73
Diluted earnings per share	2.38	2.48	2.60	2.65

Consolidated balance sheets as of December 31:
Inventories	670.3	699.9	629.5	641.6
Deferred taxes and prepaid expenses	117.9	106.4	70.6	65.8
Retained earnings	1,227.9	1,246.0	1,007.5	1,015.0

Consolidated statements of cash flows for the years ended December 31:
Deferred taxes	(58.5)	(51.6)	42.8	47.0
Inventory working capital change	(54.2)	(71.7)	(49.3)	(60.0)

If the company had not changed its method of inventory accounting from LIFO to FIFO, cost of sales for the year ended December 31, 2006, would have been $14.7 million higher than reported in the consolidated statement of earnings, the tax provision would have been $5.8 million lower and net earnings would have been $8.9 million lower.  On a per share basis, basic earnings per share would have been lower by $0.09 and diluted earnings per share would have been lower by $0.08.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

8.   Property, Plant and Equipment

	December 31,
($ in millions)	2006	2005
Land	$88.5	$77.2
Buildings	764.1	700.6
Machinery and equipment	2,618.6	2,231.4
Construction in progress	215.1	144.2
	3,686.3	3,153.4
Accumulated depreciation	(1,810.3)	(1,596.8)
	$1,876.0	$1,556.6

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $238 million, $202.1 million and $202.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

A fixed asset write down of €26.7 million ($33.8 million) was included in accumulated depreciation to record the estimated impairment of the assets damaged as a result of the fire at the company’s Hassloch, Germany, metal beverage can plant (see Note 5). The remaining change in the net property, plant and equipment balance during 2006 is primarily the result of business acquisitions (see Note 3), capital spending and changes in foreign currency exchange rates, offset by depreciation.

9.   Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total
Balance at December 31, 2005	$279.4	$917.8	$28.2	$33.2	$1,258.6
Business acquisitions (Note 3)	–	1.3	358.0	53.1	412.4
Other purchase accounting adjustments	–	(0.6)	2.8	(1.6)	0.6
Foreign currency exchange rates and other adjustments	–	102.1	–	–	102.1
Balance at December 31, 2006	$279.4	$1,020.6	$389.0	$84.7	$1,773.7

In accordance with SFAS No. 142, goodwill is tested annually for impairment. There was no impairment of goodwill in 2006, 2005 or 2004.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.   Intangibles and Other Assets

	December 31,
($ in millions)	2006	2005
Intangibles and Other Assets:
Investments in affiliates	$76.5	$65.4
Prepaid pension and related intangible asset	2.3	42.3
Other intangibles (net of accumulated amortization of $70.7 and $52.6 at December 31, 2006 and 2005, respectively)	116.2	43.1
Company-owned life insurance	77.5	65.4
Deferred tax asset	34.9	40.7
Property insurance receivable (Note 5)	49.7	–
Other	72.8	45.5
	$429.9	$302.4

Total amortization expense of other intangible assets amounted to $14.6 million, $11.4 million and $12.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Based on intangible assets and foreign currency exchange rates as of December 31, 2006, total annual intangible asset amortization expense is expected to be approximately $14 million in each of the years 2007 through 2009 and approximately $5 million in both 2010 and 2011. The increase in intangibles is due primarily to preliminary estimates of the fair market values of customer relationships acquired in the U.S. Can and Alcan acquisitions (as discussed in Note 3).

In the first quarter of 2005, selling, general and administrative expenses included $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. The remaining carrying amount of $14 million was reclassified to other current assets and was sold in October 2005 for $7 million cash and a $7.2 million interest-bearing note that was paid during 2006. Also included in the first quarter of 2005 was an expense of $3.4 million for the full write off of a PRC joint venture equity investment.

11.   Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. During 2005 and 2003, we entered into leases which qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $16.3 million and the fair market value of the assets, if less. Certain of the company’s leases in effect at December 31, 2006, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2006, require rental payments of $45 million, $32.8 million, $25.7 million, $21.7 million and $17 million for the years 2007 through 2011, respectively, and $43.7 million combined for all years thereafter. Lease expense for all operating leases was $83.1 million, $74 million and $71.3 million in 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.   Debt and Interest Costs

Short-term debt at December 31, 2006, includes $140.1 million outstanding under uncommitted bank facilities totaling $329 million. At December 31, 2005, $106.8 million was outstanding under uncommitted bank facilities totaling $267 million. The weighted average interest rate of the outstanding short-term facilities was 4.8 percent at December 31, 2006, and 3.9 percent at December 31, 2005.

Long-term debt at December 31 consisted of the following:

	2006			2005
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $
Notes Payable
6.875% Senior Notes, due December 2012 (excluding issue premium of $3.2 in 2006 and $3.8 in 2005)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.9 in 2006)		$450.0	450.0		–	–
Senior Credit Facilities
Term A Loan, British sterling denominated, due October 2011 (2006 - 6.11%; 2005 - 5.502%)	₤	85.0	166.4	₤	85.0	146.2
Term B Loan, euro denominated, due October 2011 (2006 - 4.46%; 2005 - 3.184%)		€350.0	462.0		€350.0	414.4
Term C Loan, Canadian dollar denominated, due October 2011 (2006 - 5.205%; 2005 - 4.155% to 4.255%)	C$	134.0	114.9	C$	165.0	141.9
Term D Loan, U.S. dollar denominated, due October 2011 (2006 - 6.225%)		$500.0	500.0		–	–
U.S. dollar multi-currency revolver borrowings, due October 2011 (2006 - 6.225%; 2005 - 5.243% to 5.476%)		$15.0	15.0		$60.0	60.0
Euro multi-currency revolver borrowings, due October 2011 (2005 - 3.293% to 3.305%)		€–	–		€50.0	59.2
British sterling multi-currency revolver borrowings, due October 2011 (2006 - 6.14%; 2005 - 5.495%)	₤	4.0	7.8	₤	22.0	37.9
Canadian dollar multi-currency revolver borrowings, due October 2011 (2005 - 3.975% to 4.265%)	C$	–	–	C$	14.0	12.0
European Bank for Reconstruction and Development Loans
Floating rates due June 2009 (2006 - 5.12%; 2005 - 3.727%)		€4.4	5.8		€20.0	23.7
Industrial Development Revenue Bonds
Floating rates due through 2011 (2006 - 3.97% to 4.15%; 2005 - 3.57% to 3.58%)		$20.0	20.0		$16.0	16.0
Other		Various	19.7		Various	21.6
			2,311.6			1,482.9
Less: Current portion of long-term debt			(41.2)			(9.6)
			$2,270.4			$1,473.3

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.   Debt and Interest Costs (continued)

2006

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

The senior credit facilities bear interest at variable rates and also include (1) a multi-currency, long-term revolving credit facility which provides the company with up to the equivalent of $715 million and (2) a Canadian long-term revolving credit facility which provides the company with up to the equivalent of $35 million. Both revolving credit facilities expire in October 2011. At December 31, 2006, taking into account outstanding letters of credit, $675 million was available under the revolving credit facilities.

Maturities of all long-term debt obligations outstanding at December 31, 2006, are $41.2 million, $126.8 million, $154 million, $369.7 million and $603.6 million for the years ending December 31, 2007 through 2011, respectively, and $1,013.9 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with industrial development revenue bonds and certain self-insurance arrangements. Letters of credit outstanding at December 31, 2006 and 2005, were $52.4 million and $34 million, respectively.

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 20 contains further details as well as condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries.

The company was not in default of any loan agreement at December 31, 2006, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

2005

On October 13, 2005, Ball refinanced its senior secured credit facilities to extend debt maturities at lower interest rate spreads and provide the company with additional borrowing capacity for future growth. During the third and fourth quarters of 2005, Ball redeemed its 7.75% senior notes due in August 2006. The refinancing and senior note redemptions resulted in a debt refinancing charge of $19.3 million ($12.3 million after tax) for the related call premium and unamortized debt issuance costs.

2004

During the first quarter of 2004, Ball repaid €31 million ($38 million) of its previous euro denominated Term Loan B and reduced the interest rate by 50 basis points. Interest expense during the first quarter of 2004 included $0.5 million for the write off of the unamortized financing costs associated with the repaid loans.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.   Debt and Interest Costs (continued)

A summary of total interest cost paid and accrued follows:

($ in millions)	2006	2005	2004
Interest costs before refinancing costs	$142.5	$102.4	$105.8
Debt refinancing costs	–	19.3	–
Total interest costs	142.5	121.7	105.8
Amounts capitalized	(8.1)	(5.3)	(2.1)
Interest expense	$134.4	$116.4	$103.7

Interest paid during the year (a)	$125.4	$138.5	$102.6

(a) Includes $6.6 million paid in 2005 in connection with the redemption of the company’s senior and senior subordinated notes.

13.  Taxes on Income

The amount of earnings before income taxes is:

($ in millions)	2006	2005	2004
U.S.	$252.6	$208.5	$265.5
Foreign	194.3	155.1	180.4
	$446.9	$363.6	$445.9

The provision for income tax expense is:

($ in millions)	2006	2005	2004
Current
U.S.	$51.7	$75.0	$45.2
State and local	10.7	15.3	10.6
Foreign	31.0	51.5	40.6
Repatriation of foreign earnings	–	16.0	–
Total current	93.4	157.8	96.4
Deferred
U.S.	17.1	(12.5)	44.8
State and local	2.6	(2.6)	5.1
Foreign	18.5	(17.3)	(2.9)
Repatriation of foreign earnings	–	(19.2)	–
Total deferred	38.2	(51.6)	47.0
Provision for income taxes	$131.6	$106.2	$143.4

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.   Taxes on Income (continued)

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

($ in millions)	2006	2005	2004
Statutory U.S. federal income tax	$156.4	$127.2	$156.0
Increase (decrease) due to:
Foreign tax holiday	(6.1)	(5.6)	(7.0)
Company-owned life insurance	(5.8)	(3.2)	(3.5)
Tax rate differences	(1.1)	(3.1)	(7.9)
Research and development tax credits	(11.6)	(10.6)	(3.7)
Manufacturing deduction	(2.0)	(2.9)	–
Foreign exchange loss of European subsidiary	(8.1)	–	–
State and local taxes, net	9.0	8.3	9.8
Valuation allowance for Canada loss	4.8	–	–
Equity investment write downs	–	2.5	–
Repatriation of foreign earnings	–	(3.2)	–
Other, net	(3.9)	(3.2)	(0.3)
Provision for taxes	$131.6	$106.2	$143.4
Effective tax rate expressed as a percentage of pretax earnings	29.4%	29.2%	32.2%

In 1995 Ball Packaging Europe’s Polish subsidiary was granted a tax holiday. Under the terms of the holiday, an exemption was granted on manufacturing earnings for up to €39.5 million of income tax. At December 31, 2006, the remaining tax exemption available to reduce future Polish tax liability was €0.7 million. In 2005 Ball Packaging Europe’s Serbian subsidiary was granted a tax holiday. Under the terms of the holiday, the earnings of this subsidiary will be exempt from income taxation for a period of 10 years beginning in the first year the Serbian subsidiary has taxable earnings. As of December 31, 2006, the 10-year period had not commenced.

Net income tax payments were $138.6 million, $99 million and $72.6 million for 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.  Taxes on Income (continued)

The significant components of deferred tax assets and liabilities at December 31 were:

($ in millions)	2006	2005
Deferred tax assets:
Deferred compensation	$58.7	$56.2
Accrued employee benefits	113.8	90.6
Plant closure costs	21.6	18.3
Accrued pensions	93.0	92.0
Unrealized losses from forward purchase contracts	1.0	10.1
Alternative minimum tax and other credits	5.7	–
Net operating losses	46.9	14.8
Foreign tax credits	5.8	5.8
Other	43.7	33.1
Total deferred tax assets	390.2	320.9
Valuation allowance	(13.4)	(8.6)
Net deferred tax assets	376.8	312.3
Deferred tax liabilities:
Depreciation	(289.9)	(229.5)
Goodwill and other intangible assets	(71.4)	(45.5)
LIFO inventory reserves	(24.2)	(17.1)
Other	(24.8)	(14.9)
Total deferred tax liabilities	(410.3)	(307.0)
Net deferred tax (liability) asset	$(33.5)	$5.3

The change in deferred taxes during 2006 is primarily attributable to tax depreciation exceeding book depreciation, the effect of the accounting method change from LIFO to FIFO for certain inventories, an increase in net operating loss carryforwards and the effects of foreign currency exchange rates. As discussed in Note 7, the company changed its method of accounting for certain inventories from the LIFO method to the FIFO method. Under the book-tax conformity rules of the Internal Revenue Code, in 2007 the company will also be required to change its method of accounting for inventories for U.S. tax purposes from LIFO to FIFO. The impact of the tax accounting change will be included in the company’s income tax return over the next several years.

At December 31, 2006, Ball Corporation and its subsidiaries had net operating loss carryforwards, expiring between 2020 and 2026, of $71.5 million with a related tax benefit of $29 million. At December 31, 2006, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $50.8 million with a related tax benefit of $13.1 million. Also at December 31, 2006, Ball Packaging Products Canada Corp. had a net operating loss carryforward, with no expiration date, of $14.5 million with a related tax benefit of $4.8 million. Due to the uncertainty of ultimate realization, these European and Canadian benefits have been offset by valuation allowances of $4.8 million each. Any realization of the European valuation allowance will be recognized as a reduction in goodwill. At December 31, 2006, the company has foreign tax credit carryforwards of $5.8 million; however, due to the uncertainty of realization of the entire credit, a valuation allowance of $3.8 million has been applied to reduce the carrying value to $2 million.

In connection with the Internal Revenue Service’s (IRS) examination of Ball’s consolidated income tax returns for the tax years 2000 through 2004, the IRS has proposed to disallow Ball’s deductions of interest expense incurred on loans under a company-owned life insurance plan that has been in place for more than 20 years. Ball believes that its interest deductions will be sustained as filed and, therefore, no provision for loss has been recorded. The total potential liability for the audit years 1999 through 2004, unaudited year 2005 and an estimate of the impact on 2006 is approximately $31 million, excluding related interest. The IRS has withdrawn its proposed adjustments for any penalties.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.   Taxes on Income (continued)

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Act provided certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25 percent. The reduced rate was achieved via an 85 percent dividends received deduction on earnings repatriated during a one-year period on or before December 31, 2005. In July 2005 the company’s chief executive officer approved a foreign dividend and capital distribution plan that included the repatriation of undistributed earnings of certain of its foreign subsidiaries during the third and fourth quarters of 2005. The applicable domestic reinvestment plans were approved by the chief executive officer, in advance of distributions, and subsequently approved by the board of directors as required under the Jobs Act. Under the plan, the distribution was $488.4 million, of which approximately $320.3 million was taxable and subject to the provisions of the Jobs Act. In the third quarter of 2005, the company recorded a current tax payable of $16 million that was more than offset by the release of $19.2 million of accrued taxes on prior year unremitted foreign earnings, resulting in a net decrease in tax expense of $3.2 million for that period.

Notwithstanding the 2005 distribution pursuant to the Jobs Act, management’s intention is to indefinitely reinvest foreign earnings. Subsequent to the aforementioned Jobs Act distribution, substantially all of the previously undistributed earnings of Ball’s controlled foreign corporations have been distributed; therefore, no deferred tax provision would be required at December 31, 2006 or 2005.

14.   Employee Benefit Obligations

	December 31,
($ in millions)	2006	2005
Total defined benefit pension liability	$510.6	$529.9
Less current portion	(24.1)	(39.2)
Long-term defined benefit pension liability	486.5	490.7
Retiree medical and other postemployment benefits	191.1	141.1
Deferred compensation	144.0	130.4
Other	26.1	22.0
	$847.7	$784.2

The company’s pension plans cover substantially all U.S., Canadian and European employees meeting certain eligibility requirements. The defined benefit plans for salaried employees, as well as those for hourly employees in Germany and the United Kingdom, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. The German plans are not funded but the company maintains book reserves, and annual additions to the reserves are generally tax deductible. With the exception of the German plans, our policy is to fund the plans on a current basis to the extent deductible under existing tax laws and regulations and in amounts sufficient to satisfy statutory funding requirements. We also have defined benefit pension obligations in France and Austria, the assets and liabilities of which are insignificant.

In June 2006 the company’s U.S. defined benefit plans for salaried employees were amended to provide more flexibility for future pension benefits by allowing portability and changing the benefit to a career average pay scheme that grows by a prescribed amount annually. The annual accounting expense under the amended plans will be lower and more predictable. The amendments, which were effective January 1, 2007, reduced 2006 pension expense by approximately $7 million.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.   Employment Benefit Obligations (continued)

Effective with its year-end reporting, Ball adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires the recognition of the funded status of each defined benefit pension plan and other postretirement benefit plans on the consolidated balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated other comprehensive loss (AOCL) in shareholders’ equity. Additional minimum pension liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. SFAS No. 158 does not permit retrospective application to prior periods. The following table summarizes the effect of required changes in the AML on Balls defined benefit pension plans as of December 31, 2006, prior to the adoption of SFAS No. 158, as well as the impact of the initial adoption of the standard:

($ in millions)	Prepaid Pension and Related Intangibles	Pension Liabilities	Deferred Tax Benefit Associated with AOCL	AOCL
U.S. plans:
December 31, 2006 – prior to AML and SFAS No. 158 adjustments	$39.5	$(145.2)	$76.3	$117.7
AML adjustments	(6.4)	19.5	(4.9)	(8.2)
SFAS No. 158 adjustments	(33.1)	–	13.1	20.0
Balance at December 31, 2006 - after adjustments	$–	$(125.7)	$84.5	$129.5

Foreign plans:
December 31, 2006 – prior to AML and SFAS No. 158 adjustments	$1.9	$(411.7)	$25.2	$40.6
AML adjustments	0.4	54.2	(18.5)	(36.1)
SFAS No. 158 adjustments	–	(27.4)	9.6	17.8
Balance at December 31, 2006 - after adjustments	$2.3	$(384.9)	$16.3	$22.3

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.   Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2006 and 2005 follows:

	2006				2005
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$778.0	$593.6		$1,371.6	$683.9	$601.5		$1,285.4
Service cost	26.9	9.3		36.2	24.2	8.4		32.6
Interest cost	45.8	26.9		72.7	40.1	28.1		68.2
Benefits paid	(34.6)	(45.1)		(79.7)	(30.5)	(31.4)		(61.9)
Net actuarial (gain) loss	(19.3)	(10.3)		(29.6)	56.9	42.1		99.0
Business acquisitions	51.7	–		51.7	–	–		–
Effect of exchange rates	–	57.1		57.1	–	(57.5)		(57.5)
Plan amendments and other	(43.2)	3.0		(40.2)	3.4	2.4		5.8
Benefit obligation at year end	805.3	634.5		1,439.8	778.0	593.6		1,371.6
Change in plan assets:
Fair value of assets at prior year end	570.6	213.7		784.3	558.8	197.6		756.4
Actual return on plan assets	65.6	29.1		94.7	35.9	20.8		56.7
Employer contributions	39.7	15.2		54.9	6.4	10.7		17.1
Contributions to unfunded German plans (a)	–	22.0		22.0	–	21.6		21.6
Benefits paid	(34.6)	(45.1)		(79.7)	(30.5)	(31.4)		(61.9)
Business acquisitions	38.3	–		38.3	–	–		–
Effect of exchange rates	–	14.9		14.9	–	(7.5)		(7.5)
Other	–	2.1		2.1	–	1.9		1.9
Fair value of assets at end of year	679.6	251.9		931.5	570.6	213.7		784.3
Funded status	$(125.7)	$(382.6	)(a)	$(508.3)	$(207.4)	$(379.9	)(a)	$(587.3)
Unrecognized net actuarial loss					272.5	75.7		348.2
Unrecognized prior service cost					40.4	(4.5)		35.9
Prepaid (accrued) benefit cost					$105.5	$(308.7)		$(203.2)

(a) The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $333.4 million and $324.8 million of the total unfunded status at December 31, 2006 and 2005, respectively. The increase from 2005 to 2006 is partially the result of changes in foreign currency exchange rates.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.   Employee Benefit Obligations (continued)

Amounts recognized in the balance sheets at December 31 consisted of:

	2006			2005
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid pension cost	$–	$2.3	$2.3	$–	$–	$–
Pension intangible asset	–	–	–	40.4	1.9	42.3
Defined benefit pension liabilities	(125.7)	(384.9)	(510.6)	(148.5)	(381.4)	(529.9)
Deferred tax benefit associated with AOCL	–	–	–	84.3	25.2	109.5
AOCL, net of tax	–	–	–	129.3	40.6	169.9
Foreign currency translation	–	–	–	–	5.0	5.0
	$(125.7)	$(382.6)	$(508.3)	$105.5	$(308.7)	$(203.2)

Amounts recognized in accumulated other comprehensive loss at December 31 consisted of:

	2006
($ in millions)	U.S.	Foreign	Total
Net loss	$220.2	$50.3	$270.5
Net prior service credit	(5.7)	(6.3)	(12.0)
Tax effect and foreign exchange rates	(85.0)	(21.7)	(106.7)
	$129.5	$22.3	$151.8

The accumulated benefit obligation for all U.S. defined benefit pension plans was $804.8 million and $719.1 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $584.1 million and $559.5 million at December 31, 2006 and 2005, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2006				2005
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total
Projected benefit obligation	$805.3	$579.7		$1,385.0	$778.0	$593.6		$1,371.6
Accumulated benefit obligation	804.8	529.9		1,334.7	719.1	559.5		1,278.6
Fair value of plan assets	679.6	194.8	(a)	874.4	570.6	213.7	(a)	784.3

(a) The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $333.4 million and $324.8 million at December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.   Employee Benefit Obligations (continued)

Components of net periodic benefit cost were:

	2006			2005			2004
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$26.9	$9.3	$36.2	$24.2	$8.4	$32.6	$22.1	$8.6	$30.7
Interest cost	45.8	26.9	72.7	40.1	28.1	68.2	37.8	28.8	66.6
Expected return on plan assets	(51.1)	(15.5)	(66.6)	(46.2)	(14.7)	(60.9)	(43.8)	(12.8)	(56.6)
Amortization of prior service cost	3.0	(0.3)	2.7	4.8	(0.1)	4.7	4.0	–	4.0
Recognized net actuarial loss	18.4	3.3	21.7	15.5	2.3	17.8	12.9	1.3	14.2
Curtailment loss	–	2.2	2.2	–	3.0	3.0	–	–	–
Subtotal	43.0	25.9	68.9	38.4	27.0	65.4	33.0	25.9	58.9
Non-company sponsored plans	1.2	0.1	1.3	1.0	–	1.0	0.3	–	0.3
Net periodic benefit cost	$44.2	$26.0	$70.2	$39.4	$27.0	$66.4	$33.3	$25.9	$59.2

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings into net periodic benefit cost during 2007 are $18.1 million and $0.1 million, respectively.

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2006	2005	2004	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%	5.00%	5.00%	5.75%
Rate of compensation increase	4.80%	3.33%	3.33%	3.50%	3.50%	2.75%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2006	2005	2004	2006	2005	2004
Discount rate	5.00%	4.90%	5.50%	4.50%	4.01%	4.76%
Rate of compensation increase	4.00%	4.00%	4.00%	2.75%	2.75%	2.75%
Pension increase	2.75%	2.50%	2.50%	1.75%	1.75%	1.75%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2006, will be used to determine net periodic benefit cost for 2007.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%	5.00%	5.75%	6.20%
Rate of compensation increase	3.33%	3.33%	3.33%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%	6.78%	7.65%	7.64%

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.   Employee Benefit Obligations (continued)

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2006	2005	2004	2006	2005	2004
Discount rate	4.90%	5.50%	5.50%	4.01%	4.76%	5.25%
Rate of compensation increase	4.00%	4.00%	4.00%	2.75%	2.75%	3.00%
Pension increase	2.50%	2.50%	2.50%	1.75%	1.75%	2.00%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A

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

In selecting the U.S. discount rate for December 31, 2006, several benchmarks were considered to provide guidance. These benchmarks included Moody’s long-term corporate bond yield for Aa bonds and the Citigroup Pension Liability Index. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated Aa or better. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2006, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2006, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

The assumption related to the expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits over the life of the plans. The assumption was based upon Ball’s pension plan asset allocations, investment strategies and the views of investment managers and other large pension plan sponsors. Some reliance was placed on historical asset returns of our plans. An asset-return generation model was used to project future asset returns using simulation and asset class correlation. The analysis included expected future risk premiums, forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indexes, expected inflation and real risk-free interest rate assumptions and the fund’s expected asset allocation.

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. For the North American plans, the market related value of plan assets used to calculate expected return was $811 million for 2006, $662.4 million for 2005 and $604.4 million for 2004.

Included in other comprehensive earnings, net of related tax effect, were a decrease in the minimum liability of $8 million in 2006 and increases of $43.6 million and $33.2 million in 2005 and 2004, respectively.

For pension plans, accumulated gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.   Employee Benefit Obligations (continued)

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

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2006:

	U.S.		Canada		United Kingdom
Cash and cash equivalents	0-10%		0-10%		–
Equity securities	30-75%	(a)	50-75%	(c)	70%	(d)
Fixed income securities	25-60%	(b)	25-45%		30%
Alternative investments	0-25%		–		–

(a) Equity securities may consist of: (1) up to 35 percent large cap equities; (2) up to 15 percent mid cap equities; (3) up to 15 percent small cap equities; (4) up to 35 percent foreign equities; and (5) up to 25 percent other equities. Holdings in Ball Corporation common stock cannot exceed 5 percent of the trust’s assets.
(b) Debt securities may include up to 10 percent high yield non-investment grade bonds, up to 10 percent bank loans and up to 15 percent international bonds.
(c) May include between 15 percent and 45 percent non-Canadian equity securities and must remain within the Canadian tax law for foreign property limits.
(d) Equity securities must consist of United Kingdom securities and up to 28 percent foreign securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which are within the established targets for each country, were as follows at December 31:

	2006	2005
Cash and cash equivalents	1%	1%
Equity securities	62%	62%
Fixed income securities	31%	32%
Alternative investments	6%	5%
	100%	100%

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be $69.1 million in 2007. This estimate may change based on plan asset performance. Benefit payments related to these plans are expected to be $62.6 million, $65.1 million, $68.9 million, $73.9 million and $75.1 million for the years ending December 31, 2007 through 2011, respectively, and a total of $436.7 million for the years 2012 through 2016. Payments to participants in the unfunded German plans are expected to be $24.6 million, $25.1 million, $25.5 million, $25.9 million and $26.1 million in the years 2007 through 2011, respectively, and a total of $136.6 million thereafter.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14. Employee Benefit Obligations (continued)

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

For Ball’s U.S. and Canadian postretirement benefit plans, the adoption of SFAS No. 158 resulted in a $16.3 million increase in employee benefit obligations, a $6.2 million reduction in deferred tax liabilities and a $10.1 million reduction in shareholders’ equity (reported within accumulated other comprehensive loss).

An analysis of the change in other postretirement benefit accruals for 2006 and 2005 follows:

($ in millions)	2006	2005
Change in benefit obligation:
Benefit obligation at prior year end	$176.0	$170.8
Service cost	3.3	2.6
Interest cost	10.8	9.7
Benefits paid	(10.4)	(9.9)
Net actuarial loss (gain)	(20.7)	2.0
Business acquisitions	26.5	–
Curtailment gain	(1.2)	–
Plan amendment	0.8	–
Effect of exchange rates	–	0.8
Benefit obligation at year end	185.1	176.0
Change in plan assets:
Fair value of assets at prior year end	–	–
Employer contributions	10.4	9.9
Benefits paid	(10.8)	(9.9)
Medicare Part D subsidy	0.4	–
Fair value of assets at end of year	–	–
Funded status	$(185.1)	$(176.0)

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.   Employee Benefit Obligations (continued)

Components of net periodic benefit cost were:

($ in millions)	2006	2005	2004
Service cost	$3.3	$2.6	$2.7
Interest cost	10.8	9.7	9.7
Amortization of prior service cost	1.5	1.5	1.5
Recognized net actuarial loss	2.4	2.3	2.7
Net periodic benefit cost	$18.0	$16.1	$16.6

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are $0.2 million and $1.7 million, respectively.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated gains and losses, the prior service cost and the transition asset are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2006, a 9 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2011 and remain at that level thereafter. For the Canadian plans, a 9.5 percent health care cost trend rate was used, which was assumed to decrease to 5 percent by 2016 and remain at that level in subsequent years.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would increase or decrease the total of service and interest cost by $0.6 million to $0.7 million and the postretirement benefit obligation by approximately $7.6 million to $9 million.

Other Benefit Plans

Through December 31, 2006, the company matched employee contributions to the 401(k) plan with shares of Ball common stock, up to 50 percent of up to 6 percent of a participant’s annual salary. The expense associated with the company match amounted to $16.1 million, $14.3 million and $13 million for 2006, 2005 and 2004, respectively. Effective January 1, 2007, the company matches U.S. salaried employee contributions with shares of Ball common stock, up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $6.3 million and $4.8 million of additional compensation expense related to this program for the years 2005 and 2004, respectively. There was no matching contribution for the year ended December 31, 2006.

In 2006 the company’s 401(k) plan matching contributions could not exceed $6,600 per employee and the limit on employee contributions was $15,000 per employee.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Shareholders’ Equity

At December 31, 2006, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 120,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under the companys shareholder Rights Agreement dated July 26, 2006, one preferred stock purchase right (Right) is attached to each outstanding share of Ball Corporation common stock. Subject to adjustment, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $185 per Right. If a person or group acquires 10 percent or more of the company’s outstanding common stock (or upon occurrence of certain other events), the Rights (other than those held by the acquiring person) become exercisable and generally entitle the holder to purchase shares of Ball Corporation common stock at a 50 percent discount. The Rights, which expire in 2016, are redeemable by the company at a redemption price of $0.001 per Right and trade with the common stock. Exercise of such Rights would cause substantial dilution to a person or group attempting to acquire control of the company without the approval of Ball’s board of directors. The Rights would not interfere with any merger or other business combinations approved by the board of directors.

The company reduced its share repurchase program in 2006 to $45.7 million, net of issuances, compared to $358.1 million net repurchases in 2005 and $50 million in 2004. The net repurchases in 2006 did not include a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares. The contract was settled on January 5, 2007, for $51.9 million in cash.

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.2 million in 2006, $3.2 million in 2005 and $2.7 million in 2004.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items, Net of Tax	Effective Financial Derivatives, Net of Tax	Accumulated Other Comprehensive Earnings (Loss)
December 31, 2003	$80.7	$(93.1)	$11.0	$(1.4)
2004 change	68.2	(33.2)	(0.4)	34.6
December 31, 2004	148.9	(126.3)	10.6	33.2
2005 change	(74.3)	(43.6)	(16.0)	(133.9)
December 31, 2005	74.6	(169.9)	(5.4)	(100.7)
2006 change	57.2	8.0	6.0	71.2
December 31, 2006	$131.8	$(161.9)	$0.6	$(29.5)

Notwithstanding the 2005 distribution pursuant to the Jobs Act, management’s intention is to indefinitely reinvest foreign earnings. Therefore, no taxes have been provided on the foreign currency translation component for any period. The change in the minimum pension liability is presented net of related tax expense of $2.9 million for 2006 and related tax benefits of $27.3 million and $20.8 million for 2005 and 2004, respectively. The change in the effective financial derivatives is presented net of related tax expense of $5.7 million for 2006, related tax benefit of $10.7 million for 2005 and related tax benefit of $0.2 million for 2004.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Shareholders’ Equity (continued)

Stock-Based Compensation Programs

Effective January 1, 2006, Ball adopted SFAS No. 123 (revised 2004), “Share Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. The new standard establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. The major differences for Ball are that (1) expense is now recorded in the consolidated statements of earnings for the fair value of new stock option grants and nonvested portions of grants made prior to January 1, 2006, and (2) the company’s deposit share program (discussed below) is no longer a variable plan that is marked to current market value each month through earnings. Upon adoption of SFAS No. 123 (revised 2004), Ball has chosen to use the modified prospective transition method and the Black-Scholes valuation model.

The company has shareholder approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and key employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options issued through December 31, 2006, are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant.

A summary of stock option activity for the year ended December 31, 2006, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of year	4,811,602	$21.68	965,445	$9.41
Granted	906,600	43.69	906,600	10.46
Vested			(529,383)	9.05
Exercised	(804,999)	15.46
Canceled/forfeited	(60,225)	32.46	(55,725)	10.01
End of period	4,852,978	26.69	1,286,937	10.27
Vested and exercisable, end of period	3,566,041	21.86
Reserved for future grants	5,941,210

The April 2006 grant included 378,000 stock-settled stock appreciation rights which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at December 31, 2006, was 6.1 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $82.1 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2006, was 5.2 years and the aggregate intrinsic value was $77.5 million. The company received $12.4 million from options exercised during 2006. The intrinsic value associated with these exercises was $20.9 million and the associated tax benefit of $7.5 million was reported as other financing activities in the consolidated statement of cash flows. The total fair value of options vested during 2006, 2005 and 2004 was $4.8 million, $15.5 million and $8.8 million, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Shareholders’ Equity (continued)

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in 2006, 2005 and 2004 have estimated weighted average fair values at the date of grant of $10.46 per share, $11.65 per share and $10.24 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2006 Grants	2005 Grants	2004 Grants
Expected dividend yield	0.92%	1.01%	1.17%
Expected stock price volatility	19.70%	30.09%	32.78%
Risk-free interest rate	5.01%	3.89%	3.45%
Expected life of options	4.54 years	4.75 years	4.75 years
Estimated forfeiture rate	14.63%	N/A	N/A

For the year ended December 31, 2006, the company recognized in selling, general and administrative expenses pretax expense of $12.9 million ($7.8 million after tax) for share-based compensation arrangements. These amounts represented $0.08 per basic share and $0.07 per diluted share for the year. At December 31, 2006, there was $25.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.7 years.

Through December 31, 2005, Ball accounted for its stock-based employee compensation programs using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If we had elected to recognize compensation in accordance with SFAS No. 123, pro forma net earnings and earnings per share would have been:

	Years ended December 31,
($ in millions, except per share amounts)	2005	2004
Stock-based compensation as reported, net of tax	$6.6	$12.5
Pro forma effect of fair value based method	2.1	(3.2)
Pro forma stock-based compensation	$8.7	$9.3

Net earnings as adjusted for accounting change (a)	$272.1	$302.1
Pro forma effect of fair value based method	(2.1)	3.2
Pro forma net earnings	$270.0	$305.3

Basic earnings per share as adjusted for accounting change (a)	$2.52	$2.73
Pro forma basic earnings per share	2.50	2.76

Diluted earnings per share as adjusted for accounting change (a)	$2.48	$2.65
Pro forma diluted earnings per share	2.46	2.68

(a) Amounts have been retrospectively adjusted for the company’s change in 2006 from the LIFO method of inventory accounting to the FIFO method.  Additional details are available in Note 7.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Shareholders’ Equity (continued)
On October 26, 2005, Ball’s board of directors approved the acceleration of the out-of-the-money, unvested nonqualified stock options granted in April 2005. The acceleration affected approximately 665,000 options granted to approximately 290 employees at an exercise price of $39.74. The accelerated vesting of these nonqualified options allowed the company to eliminate approximately $5 million of pretax expense (approximately $3 million after tax) combined for the years 2006 through 2009.

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

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Through December 31, 2005, under the principles of APB Opinion No. 25, this plan was accounted for as a variable plan where compensation expense was recorded based upon the current market price of the company’s common stock until restrictions lapsed. Upon adoption of SFAS No. 123 (revised 2004) on January 1, 2006, grants under the plan are accounted for as equity awards and compensation expense is now recorded based upon the fair value of the shares at the grant date. The company recorded $6.7 million, $7.3 million and $17.5 million of expense in connection with this program in 2006, 2005 and 2004, respectively.

16.   Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts.

	Years ended December 31,
($ in millions, except per share amounts)	2006	2005	2004
Diluted Earnings per Share:
Net earnings	$329.6	$272.1	$302.1

Weighted average common shares (000s)	103,338	107,758	110,846
Dilutive effect of stock options and restricted shares	1,613	1,974	2,944
Weighted average shares applicable to diluted earnings per share	104,951	109,732	113,790

Diluted earnings per share	$3.14	$2.48	$2.65

Certain options have been excluded from the computation of the diluted earnings per share calculation since they were anti-dilutive (i.e., the exercise price exceeded the average closing market price of common stock for the year). A total of 896,200 options at an exercise price of $43.69 and 709,250 options at an exercise price of $39.74 were excluded for the years ended December 31, 2006 and 2005, respectively. There were no anti-dilutive options for the year ended December 31, 2004.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Financial Instruments and Risk Management

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into container sales contracts which include aluminum-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum purchases. The terms include a fixed price, floating price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow and fair value hedges of commodity price risk where there is not a pass-through arrangement in the sales contract.

Plastic packaging, Americas, sales contracts include provisions to pass through resin cost changes. As a result, we believe we have minimal, if any, exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2006 and 2005, we were able to pass through to our customers the majority of steel cost increases.

In Europe and Asia, the company manages the aluminum and steel raw commodity price risks through annual and long-term contracts for the purchase of the materials, as well as for certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes.

The company had aluminum forward contracts hedging its aluminum exposure with notional amounts of $260.3 million and $406.1 million at December 31, 2006 and 2005, respectively. Cash flow and fair value hedges related to forecasted transactions and firm commitments expire within the next four years. Included in shareholders’ equity at December 31, 2006, within accumulated other comprehensive loss, is a net after-tax loss of $3.5 million associated with these contracts, of which a net loss of $7 million is expected to be recognized in the consolidated statement of earnings during 2007. All of the loss on these derivative contracts will be offset by higher revenue from sales contracts. The consolidated balance sheet at December 31, 2006, included $29.7 million in prepaid expenses and $34.8 million in liabilities related to unrealized gains/losses on unsettled derivative contracts. The consolidated balance sheet at December 31, 2005, included $36.6 million in prepaid expenses and $72.9 million in liabilities for these gains/losses.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2006, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Swap agreements expire at various times up to five years.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Financial Instruments and Risk Management (continued)

At December 31, 2006, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million paying fixed rates. Approximately $4 million of net gain associated with these contracts is included in accumulated other comprehensive loss at December 31, 2006, of which $0.8 million is expected to be recognized in the consolidated statement of earnings during 2007. Approximately $1.1 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive loss at December 31, 2006. The amount recognized in 2006 earnings related to terminated hedges was insignificant.

The fair value of all non-derivative financial instruments approximates their carrying amounts with the exception of long-term debt. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows. The fair value of derivatives generally reflects the estimated amounts that we would pay or receive upon termination of the contracts at December 31, 2006, taking into account any unrealized gains and losses on open contracts.

	2006		2005
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,311.6	$2,314.1	$1,482.9	$1,496.6
Unrealized gain (loss) on derivative contracts	–	3.7	–	(0.1)

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Serbian dinar, Brazilian real, Argentine peso and Chinese renminbi. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Such contracts outstanding at December 31, 2006, expire within four years and there are no amounts included in accumulated other comprehensive loss related to these contracts.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.   Quarterly Results of Operations (Unaudited)

The company’s fiscal years end on December 31 and the fiscal quarters generally end on the Sunday nearest the calendar quarter end.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Net sales	$1,364.9	$1,842.5	$1,822.3	$1,591.8	$6,621.5
Gross profit (a)(b)	159.6	231.2	248.7	219.1	858.6
Net earnings (b)	$44.4	$129.8	$107.1	$48.3	$329.6

Basic earnings per share (b)(c)	$0.43	$1.25	$1.04	$0.47	$3.19
Diluted earnings per share (b)(c)	$0.42	$1.23	$1.02	$0.46	$3.14

2005
Net sales	$1,324.1	$1,552.0	$1,583.9	$1,291.2	$5,751.2
Gross profit (a)	183.4	209.4	211.2	155.3	759.3
Net earnings (b)	$60.6	$81.7	$82.4	$47.4	$272.1

Basic earnings per share (b)(c)	$0.54	$0.75	$0.77	$0.46	$2.52
Diluted earnings per share (b)(c)	$0.53	$0.73	$0.76	$0.45	$2.48

(a) Gross profit is shown after depreciation and amortization related to cost of sales of $222.5 million and $189.3 million for the years ended December 31, 2006 and 2005, respectively.
(b) Amounts have been retrospectively adjusted for the company’s change in 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method.
(c) Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

The unaudited quarterly results of operations included the following business consolidation costs, property insurance gain, debt refinancing costs and a one-time tax benefit due to a change in functional currency in the statutory accounts of a European subsidiary (all amounts shown after tax):

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Business consolidation (costs) gain (Note 4)	$(1.4)	$0.3	$–	$(27.5)	$(28.6)
Property insurance gain (Note 5)	–	45.2	1.7	(0.8)	46.1
Tax benefit for change in statutory functional currency	–	–	–	8.1	8.1
	$(1.4)	$45.5	$1.7	$(20.2)	$25.6
2005
Business consolidation (costs) gain (Note 4)	$–	$(5.9)	$(11.7)	$4.2	$(13.4)
Debt refinancing costs (Note 12)	–	–	(0.8)	(11.5)	(12.3)
	$–	$(5.9)	$(12.5)	$(7.3)	$(25.7)

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.   Quarterly Results of Operations (Unaudited) (continued)

Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2005, 2004 and 2003. As a result, selling, general and administrative expenses were understated by $2.5 million, $2.3 million and $1 million in 2005, 2004 and 2003, respectively. Management has assessed the impact of these adjustments and does not believe these amounts are material, individually or in the aggregate, to any previously issued financial statements or to our full year results of operations for 2006. A cumulative $5.8 million pretax out-of-period adjustment was included in selling, general and administrative expenses in the first quarter of 2006.

Other than the items discussed above, fluctuations in sales and earnings for the quarters in 2006 and 2005 reflected the number of days in each fiscal quarter, as well as the normal seasonality of our businesses.

The following table summarizes the effect on the company’s consolidated financial statements of the fourth quarter 2006 change in accounting for certain inventories from LIFO to FIFO:

	2006		2005
($ in millions, except per share amounts)	As Originally Reported	As Adjusted for Accounting Change	As Originally Reported	As Adjusted for Accounting Change
First quarter:
Net earnings	$44.6	$44.4	$58.6	$60.6
Basic earnings per share	0.43	0.43	0.52	0.54
Diluted earnings per share	0.43	0.43	0.51	0.53

Second quarter:
Net earnings	132.7	129.8	79.0	81.7
Basic earnings per share	1.28	1.25	0.72	0.75
Diluted earnings per share	1.26	1.23	0.71	0.73

Third quarter:
Net earnings	101.5	107.1	79.3	82.4
Basic earnings per share	0.98	1.04	0.74	0.77
Diluted earnings per share	0.97	1.02	0.73	0.76

Fourth quarter (2005 only):
Net earnings			44.6	47.4
Basic earnings per share			0.43	0.46
Diluted earnings per share			0.42	0.44

19. Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $22.5 million, $24.6 million and $25.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

20.   Subsidiary Guarantees of Debt

As discussed in Note 12, the company’s notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The senior credit facilities are secured by: (1) a pledge of 100 percent of the stock owned by the company in its material direct and indirect majority-owned domestic subsidiaries and (2) a pledge of the company’s stock, owned directly or indirectly, of certain foreign subsidiaries, which equals 65 percent of the stock of each such foreign subsidiary.

The following is condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004. Certain prior year amounts have been reclassified in order to conform to the current year presentation. Prior year amounts have also been retrospectively adjusted to reflect the company’s fourth quarter 2006 change in accounting for certain inventories from LIFO to FIFO (as discussed in Note 7). Additionally, certain intercompany amounts in the 2005 balance sheet have been revised, which were not considered by management to be material to the overall financial statement presentation. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2006
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Net sales	$–	$5,056.9	$1,733.0	$(168.4)	$6,621.5
Costs and expenses
Cost of sales (excluding depreciation and amortization)	–	4,349.9	1,358.9	(168.4)	5,540.4
Depreciation and amortization	3.3	160.3	89.0	–	252.6
Business consolidation costs	-	–	35.5	–	35.5
Selling, general and administrative	71.6	135.5	80.1	–	287.2
Property insurance gain	–	–	(75.5)	–	(75.5)
Interest expense	27.8	53.1	53.5	–	134.4
Equity in earnings of subsidiaries	(349.6)	–	–	349.6	–
Corporate allocations	(70.4)	66.3	4.1	–	–
	(317.3)	4,765.1	1,545.6	181.2	6,174.6
Earnings (loss) before taxes	317.3	291.8	187.4	(349.6)	446.9
Tax provision	12.3	(94.9)	(49.0)	–	(131.6)
Minority interests	–	–	(0.4)	–	(0.4)
Equity in results of affiliates	–	3.7	11.0	–	14.7
Net earnings (loss)	$329.6	$200.6	$149.0	$(349.6)	$329.6

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2005
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Net sales	$–	$4,396.7	$1,582.5	$(228.0)	$5,751.2
Costs and expenses
Cost of sales (excluding depreciation and amortization)	–	3,781.1	1,249.6	(228.0)	4,802.7
Depreciation and amortization	3.1	129.2	81.2	–	213.5
Business consolidation costs	–	19.3	1.9	–	21.2
Selling, general and administrative	15.5	147.7	70.6	–	233.8
Interest expense	38.5	35.8	42.1	–	116.4
Equity in earnings of subsidiaries	(268.9)	–	–	268.9	–
Corporate allocations	(68.6)	67.4	1.2	–	–
	(280.4)	4,180.5	1,446.6	40.9	5,387.6
Earnings (loss) before taxes	280.4	216.2	135.9	(268.9)	363.6
Tax provision	(8.3)	(82.7)	(15.2)	–	(106.2)
Minority interests	–	–	(0.8)	–	(0.8)
Equity in results of affiliates	–	2.7	12.8	–	15.5
Net earnings (loss)	$272.1	$136.2	$132.7	$(268.9)	$272.1

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2004
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Net sales	$–	$4,192.1	$1,512.5	$(264.4)	$5,440.2
Costs and expenses
Cost of sales (excluding depreciation and amortization)	–	3,536.7	1,149.6	(264.4)	4,421.9
Depreciation and amortization	2.3	130.6	82.2	–	215.1
Business consolidation gains	–	(1.5)	(13.7)	–	(15.2)
Selling, general and administrative	43.1	154.6	71.1	–	268.8
Interest expense	10.7	51.9	41.1	–	103.7
Equity in earnings of subsidiaries	(290.7)	–	–	290.7	–
Corporate allocations	(66.5)	65.4	1.1	–	–
	(301.1)	3,937.7	1,331.4	26.3	4,994.3
Earnings (loss) before taxes	301.1	254.4	181.1	(290.7)	445.9
Tax provision	1.0	(106.7)	(37.7)	–	(143.4)
Minority interests	–	–	(1.0)	–	(1.0)
Equity in results of affiliates	–	3.9	(3.3)	–	0.6
Net earnings (loss)	$302.1	$151.6	$139.1	$(290.7)	$302.1

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2006
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$110.3	$2.3	$38.9	$–	$151.5
Receivables, net	(0.3)	238.3	341.5	–	579.5
Inventories, net	–	671.2	264.2	–	935.4
Deferred taxes and prepaid expenses	15.8	36.3	42.8	–	94.9
Total current assets	125.8	948.1	687.4	–	1,761.3

Property, plant and equipment, at cost	43.2	2,468.7	1,174.4	–	3,686.3
Accumulated depreciation	(16.0)	(1,375.5)	(418.8)	–	(1,810.3)
Total property, plant and equipment, net	27.2	1,093.2	755.6	–	1,876.0

Investment in subsidiaries	1,855.2	438.3	81.1	(2,374.6)	–
Investment in affiliates	1.4	23.2	51.9	–	76.5
Goodwill	–	754.4	1,019.3	–	1,773.7
Intangibles and other assets, net	101.0	118.0	134.4	–	353.4
	$2,110.6	$3,375.2	$2,729.7	$(2,374.6)	$5,840.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$12.5	$11.2	$157.6	$–	$181.3
Accounts payable	98.3	404.1	230.0	–	732.4
Accrued employee costs	9.5	137.1	54.5	–	201.1
Income taxes payable	19.2	–	52.6	–	71.8
Other current liabilities	79.1	91.2	97.4	–	267.7
Total current liabilities	218.6	643.6	592.1	–	1,454.3

Long-term debt	1,498.9	13.6	757.9	–	2,270.4
Intercompany borrowings	(1,069.6)	1,012.7	56.9	–	-
Employee benefit obligations	173.9	272.8	401.0	–	847.7
Deferred taxes and other liabilities	123.4	(121.8)	100.5	–	102.1
Total liabilities	945.2	1,820.9	1,908.4	–	4,674.5

Minority interests	–	–	1.0	–	1.0
Shareholders’ equity
Convertible preferred stock	–	–	179.6	(179.6)	–
Preferred shareholders’ equity	–	–	179.6	(179.6)	–

Common stock	703.4	819.7	495.4	(1,315.1)	703.4
Retained earnings	1,535.3	861.0	48.6	(909.6)	1,535.3
Accumulated other comprehensive earnings (loss)	(29.5)	(126.4)	96.7	29.7	(29.5)
Treasury stock, at cost	(1,043.8)	–	–	–	(1,043.8)
Common shareholders’ equity	1,165.4	1,554.3	640.7	(2,195.0)	1,165.4
Total shareholders’ equity	1,165.4	1,554.3	820.3	(2,374.6)	1,165.4
	$2,110.6	$3,375.2	$2,729.7	$(2,374.6)	$5,840.9

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2005
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
$ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$8.0	$1.7	$51.3	$–	$61.0
Receivables, net	0.8	166.0	209.8	–	376.6
Inventories, net	–	469.0	230.9	–	699.9
Deferred taxes and prepaid expenses	36.5	36.1	33.8	–	106.4
Total current assets	45.3	672.8	525.8	–	1,243.9

Property, plant and equipment, at cost	45.7	2,081.9	1,025.8	–	3,153.4
Accumulated depreciation	(17.0)	(1,237.0)	(342.8)	–	(1,596.8)
Total property, plant and equipment, net	28.7	844.9	683.0	–	1,556.6

Investment in subsidiaries	1,402.6	437.9	88.4	(1,928.9)	–
Investment in affiliates	1.4	17.0	47.0	–	65.4
Goodwill	–	340.8	917.8	–	1,258.6
Intangibles and other assets, net	118.2	62.3	56.5	–	237.0
	$1,596.2	$2,375.7	$2,318.5	$(1,928.9)	$4,361.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$29.1	$3.3	$84.0	$–	$116.4
Accounts payable	59.5	305.3	187.6	–	552.4
Accrued employee costs	15.8	154.7	27.9	–	198.4
Income taxes payable	36.4	–	91.1	–	127.5
Other current liabilities	18.9	111.4	51.0	–	181.3
Total current liabilities	159.7	574.7	441.6	–	1,176.0

Long-term debt	600.2	20.8	852.3	–	1,473.3
Intercompany borrowings	(364.0)	340.5	23.5	–	–
Employee benefit obligations	164.7	218.6	400.9	–	784.2
Deferred taxes and other liabilities	182.2	(120.3)	7.6	–	69.5
Total liabilities	742.8	1,034.3	1,725.9	–	3,503.0

Minority interests	–	–	5.1	–	5.1
Shareholders’ equity
Convertible preferred stock	–	–	179.6	(179.6)	–
Preferred shareholders’ equity	–	–	179.6	(179.6)	–

Common stock	633.6	800.0	487.0	(1,287.0)	633.6
Retained earnings	1,246.0	661.4	(100.9)	(560.5)	1,246.0
Accumulated other comprehensive earnings (loss)	(100.7)	(120.0)	21.8	98.2	(100.7)
Treasury stock, at cost	(925.5)	–	–	–	(925.5)
Common shareholders’ equity	853.4	1,341.4	407.9	(1,749.3)	853.4
Total shareholders’ equity	853.4	1,341.4	587.5	(1,928.9)	853.4
	$1,596.2	$2,375.7	$2,318.5	$(1,928.9)	$4,361.5

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2006
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities
Net earnings (loss)	$329.6	$200.6	$149.0	$(349.6)	$329.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.3	160.3	89.0	–	252.6
Property insurance gain	–	–	(75.5)	–	(75.5)
Business consolidation costs	–	–	34.2	–	34.2
Deferred taxes	1.4	18.4	18.4	–	38.2
Contributions to defined benefit pension plans	(0.5)	(39.2)	(15.2)	–	(54.9)
Equity earnings of subsidiaries	(349.6)	–	–	349.6	–
Other, net	31.3	(5.9)	(10.9)	–	14.5
Working capital changes	46.9	(69.0)	(115.2)	–	(137.3)
Cash provided by operating activities	62.4	265.2	73.8	–	401.4
Cash flows from investing activities
Additions to property, plant and equipment	(3.7)	(192.5)	(83.4)	–	(279.6)
Business acquisitions, net of cash acquired	–	(759.6)	(31.5)	–	(791.1)
Investments in and advances to affiliates	(754.1)	689.5	64.6	–	–
Property insurance proceeds	–	–	61.3	–	61.3
Other, net	(1.0)	9.1	7.9	–	16.0
Cash provided by (used in) investing activities	(758.8)	(253.5)	18.9	–	(993.4)
Cash flows from financing activities
Long-term borrowings	949.1	0.3	–	–	949.4
Repayments of long-term borrowings	(45.0)	(3.8)	(156.2)	–	(205.0)
Change in short-term borrowings	(25.8)	–	48.8	–	23.0
Proceeds from issuances of common stock	38.4	–	–	–	38.4
Acquisitions of treasury stock	(84.1)	–	–	–	(84.1)
Common dividends	(41.0)	–	–	–	(41.0)
Other, net	7.1	(7.6)	–	–	(0.5)
Cash provided by (used in) financing activities	798.7	(11.1)	(107.4)	–	680.2
Effect of exchange rate changes on cash	–	–	2.3	–	2.3

Change in cash and cash equivalents	102.3	0.6	(12.4)	–	90.5
Cash and cash equivalents - beginning of year	8.0	1.7	51.3	–	61.0
Cash and cash equivalents - end of year	$110.3	$2.3	$38.9	$–	$151.5

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2005
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities
Net earnings (loss)	$272.1	$136.2	$132.7	$(268.9)	$272.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.1	129.2	81.2	–	213.5
Business consolidation costs (gains)	–	19.1	(0.1)	–	19.0
Deferred taxes	(11.3)	(3.8)	(36.5)	–	(51.6)
Contributions to defined benefit pension plans	–	(6.4)	(10.7)	–	(17.1)
Equity earnings of subsidiaries	(268.9)	–	–	268.9	–
Other, net	30.0	(2.0)	6.8	–	34.8
Working capital changes	15.3	5.5	67.3	–	88.1
Cash provided by operating activities	40.3	277.8	240.7	–	558.8

Cash flows from investing activities
Additions to property, plant and equipment	(6.4)	(182.9)	(102.4)	–	(291.7)
Investments in and advances to affiliates	683.9	(102.1)	(581.8)	–	–
Other, net	(9.5)	11.3	(0.1)	–	1.7
Cash provided by (used in) investing activities	668.0	(273.7)	(684.3)	–	(290.0)

Cash flows from financing activities
Long-term borrowings	60.0	0.4	822.4	–	882.8
Repayments of long-term borrowings	(493.0)	(3.4)	(453.3)	–	(949.7)
Change in short-term borrowings	29.0	–	39.4	–	68.4
Proceeds from issuances of common stock	35.6	–	–	–	35.6
Acquisitions of treasury stock	(393.7)	–	–	–	(393.7)
Common dividends	(42.5)	–	–	–	(42.5)
Other, net	(9.5)	–	(2.1)	–	(11.6)
Cash provided by (used in) financing activities	(814.1)	(3.0)	406.4	–	(410.7)

Effect of exchange rate changes on cash	–	–	4.2	–	4.2

Change in cash and cash equivalents	(105.8)	1.1	(33.0)	–	(137.7)
Cash and cash equivalents - beginning of year	113.8	0.6	84.3	–	198.7
Cash and cash equivalents - end of year	$8.0	$1.7	$51.3	$–	$61.0

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2004
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities
Net earnings (loss)	$302.1	$151.6	$139.1	$(290.7)	$302.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2.3	130.6	82.2	–	215.1
Business consolidation gains	–	(1.5)	(13.7)	–	(15.2)
Deferred taxes	16.7	31.1	(0.8)	–	47.0
Contributions to defined benefit pension plans	(21.4)	(21.2)	(18.0)	–	(60.6)
Equity earnings of subsidiaries	(290.7)	–	–	290.7	–
Other, net	42.9	(7.6)	15.8	–	51.1
Working capital changes	37.6	70.3	(111.5)	–	(3.6)
Cash provided by operating activities	89.5	353.3	93.1	–	535.9

Cash flows from investing activities
Additions to property, plant and equipment	(7.6)	(111.1)	(77.3)	–	(196.0)
Business acquisitions, net of cash acquired	–	(17.0)	(0.2)	–	(17.2)
Investments in and advances to affiliates	122.7	(225.9)	103.2	–	–
Other, net	(8.5)	4.8	7.3	–	3.6
Cash provided by (used in) investing activities	106.6	(349.2)	33.0	–	(209.6)

Cash flows from financing activities
Long-term borrowings	–	–	26.3	–	26.3
Repayments of long-term borrowings	(1.9)	(4.4)	(100.9)	–	(107.2)
Change in short-term borrowings	–	–	2.6	–	2.6
Proceeds from issuances of common stock	35.3	–	–	–	35.3
Acquisitions of treasury stock	(85.3)	–	–	–	(85.3)
Common dividends	(38.9)	–	–	–	(38.9)
Other, net	(0.3)	–	(0.6)	–	(0.9)
Cash used in financing activities	(91.1)	(4.4)	(72.6)	–	(168.1)

Effect of exchange rate changes on cash	–	–	4.0	–	4.0

Change in cash and cash equivalents	105.0	(0.3)	57.5	–	162.2
Cash and cash equivalents - beginning of year	8.8	0.9	26.8	–	36.5
Cash and cash equivalents - end of year	$113.8	$0.6	$84.3	$–	$198.7

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

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

Due to political and legal uncertainties in Germany, no nationwide system for returning beverage containers was in place at the time a mandatory deposit was imposed in January 2003, and nearly all retailers stopped carrying beverages in non-refillable containers. We responded to the resulting lower demand for beverage cans with several measures including reducing capacity and converting production lines from steel to aluminum to facilitate exports from Germany to other European countries. Since May 1, 2006, all retailers have been required to redeem all returned one-way containers as long as they sell such containers. Many retailers in Germany have begun the process of implementing a returnable system for one-way containers. The retailers and the filling and packaging industries have formed a committee to design a nationwide recollection system and several retailers have ordered and installed reverse vending machines in order to streamline the recollection system. One-way packaging sales by German retailers have increased significantly since May 1, 2006 (albeit off a low base). We believe it will take some time to recover from the significant decrease experienced beginning in 2003. Usage will increase as one-way collection systems are more fully developed and consumers become educated regarding the systems and the reintroduction of one-way packaging.

As described in Note 13, the IRS has proposed to disallow Ball’s deductions of interest expense for the tax years 2000 through 2004 incurred on loans under a company-owned life insurance plan that was established in 1986. Ball has disputed the IRS’s claims and the company believes the interest deductions will be sustained as filed.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.   Indemnifications and Guarantees

During the normal course of business, the company or the appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in many circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2006, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

As permitted by Securities and Exchange Commission guidance, management has excluded the operations related to the U.S. Can and Alcan businesses (acquired in March 2006) from its assessment of internal control over financial reporting as of December 31, 2006. The U.S. Can and Alcan operations combined represented approximately 8 percent of Ball’s 2006 consolidated net sales and 17 percent of Ball’s consolidated total assets at December 31, 2006. The controls for these acquired operations are required to be evaluated and tested by the end of 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The company acquired certain operations of U.S. Can Corporation (U.S. Can) on March 27, 2006, and certain assets of Alcan Packaging (Alcan) on March 28, 2006. (Additional details are available in Note 3 to the consolidated financial statements within Item 8 of this report.) The company has begun integrating the acquired U.S. Can and Alcan operations within its system of internal controls over financial reporting. Pursuant to rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the controls for these acquired operations are required to be evaluated and tested by the end of 2007.

Item 9B.   Other Information

There were no matters required to be reported under this item.

Part III

Item 10.   Directors and Executive Officers of the Registrant

The executive officers of the company as of December 31, 2006, were as follows:

1.
R. David Hoover, 61, Chairman, President and Chief Executive Officer since April 2002 and a director since 1996. Mr. Hoover was President and Chief Executive Officer from January 2001 until April 2002 and Vice Chairman, President and Chief Operating Officer from April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer from January 2000 to April 2000; Vice Chairman and Chief Financial Officer, 1998-2000; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

2.
Raymond J. Seabrook, 55, Executive Vice President and Chief Financial Officer since April 2006; Senior Vice President and Chief Financial Officer, April 2000 to April 2006; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

3.
John R. Friedery, 50, Senior Vice President and Chief Operating Officer, North American Packaging, since January 2004; President, Metal Beverage Container, 2000 to January 2004; Senior Vice President, Manufacturing, 1998-2000; Vice President, Manufacturing, 1996-1998; Plant Manager, 1993-1996; Assistant Plant Manager, 1992-1993; Administrative Manager, 1991-1992; General Supervisor, 1989-1991; Production Supervisor, 1988-1989.

4.
John A. Hayes, 41, Vice President, Ball Corporation, and President, Ball Packaging Europe since March 2006; Executive Vice President of Ball’s European packaging business, July 2005 to March 2006; Vice President, Corporate Strategy, Marketing and Development, January 2003 to July 2005; Vice President, Corporate Planning and Development, April 2000 to January 2003; Senior Director, Corporate Planning and Development, February 1999 to April 2000; Vice President, Mergers and Acquisitions/Corporate Finance, Lehman Brothers, Chicago, Illinois, April 1993 to February 1999.

5.
Charles E. Baker, 49, Vice President, General Counsel and Assistant Corporate Secretary since April 2004; Associate General Counsel, 1999 to April 2004; Senior Director, Business Development, 1995-1999; Director, Corporate Compliance, 1994-1997; Director, Business Development, 1993-1995.

6.	Harold L. Sohn, 60, Vice President, Corporate Relations, since March 1993; Director, Industry Affairs, Packaging Products, 1988-1993.

7.
David A. Westerlund, 56, Executive Vice President, Administration since April 2006 and Corporate Secretary since December 2002; Senior Vice President, Administration, April 1998 to April 2006; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

8.
Scott C. Morrison, 44, Vice President and Treasurer since April 2002; Treasurer, September 2000 to April 2002; Managing Director/Senior Banker of Corporate Banking, Bank One, Indianapolis, Indiana, 1995 to August 2000.

9.
Douglas K. Bradford, 49, Vice President and Controller since April 2003; Controller since April 2002; Assistant Controller, May 1998 to April 2002; Senior Director, Tax Administration, January 1995 to May 1998; Director, Tax Administration, July 1989 to January 1995.

Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption "Executive Compensation" in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2006, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors also participate in the 2000 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption "Voting Securities and Principal Shareholders," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,852,978	$26.69	5,941,210
Equity compensation plans not approved by security holders	–	–	–

Total	4,852,978	$26.69	5,941,210

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption "Certain Committees of the Board," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006, is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:
The following documents are included in Part II, Item 8:
Report of independent registered public accounting firm
Consolidated statements of earnings - Years ended December 31, 2006, 2005 and 2004
Consolidated balance sheets - December 31, 2006 and 2005
Consolidated statements of cash flows - Years ended December 31, 2006, 2005 and 2004
Consolidated statements of shareholders’ equity and comprehensive earnings - Years ended December 31, 2006, 2005 and 2004
Notes to consolidated financial statements
(2) Financial Statement Schedules:

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
February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:
	/s/ R. David Hoover		Chairman, President and Chief Executive Officer
	R. David Hoover		February 22, 2007

(2)	Principal Financial Accounting Officer:
	/s/ Raymond J. Seabrook		Executive Vice President and Chief Financial Officer
	Raymond J. Seabrook		February 22, 2007

(3)	Controller:
	/s/ Douglas K. Bradford		Vice President and Controller
	Douglas K. Bradford		February 22, 2007

(4)	A Majority of the Board of Directors:

	/s/ Howard M. Dean	*	Director
	Howard M. Dean		February 22, 2007

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 22, 2007

	/s/ R. David Hoover	*	Chairman of the Board and Director
	R. David Hoover		February 22, 2007

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 22, 2007

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 22, 2007

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 22, 2007

	/s/ George A. Sissel	*	Director
	George A. Sissel		February 22, 2007

/s/ George M. Smart	*	Director
George Smart		February 22, 2007

/s/ Theodore M. Solso	*	Director
Theodore M. Solso		February 22, 2007

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 22, 2007

/s/ Erik H. van der Kaay	*	Director
Erik H. van der Kaay		February 22, 2007

*By R. David Hoover as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ R. David Hoover
R. David Hoover
As Attorney-in-Fact
February 22, 2007

Ball Corporation and Subsidiaries
Annual Report on Form 10-K
For the Year Ended December 31, 2006

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

3.i	Amended Articles of Incorporation as of June 24, 2005, (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended January 25, 2005, (filed by incorporation by reference to the Annual Report on Form 10-K dated December 31, 2004) filed February 23, 2005.

4.1(a)
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

4.1(b)
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

10.14
Amended and Restated Form of Severance Agreement (Change of Control Agreement) which exists between the company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2005) filed February 22, 2006.

10.15	Ball Corporation 2000 Deferred Compensation Company Stock Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2001) filed March 28, 2002.

10.16	Ball Corporation Deposit Share Program, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004.

10.17
Ball Corporation Directors Deposit Share Program, as amended. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004.

10.18	Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005.

10.19
Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005.

10.20
Ball Corporation 2005 Deferred Compensation Plan for Directors, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005.

Exhibit Number	Description of Exhibit

10.21
Credit agreement dated October 13, 2005, among Ball Corporation, Ball European Holdings S.a.r.l., Ball Packaging Products Canada Corp. and each Other Subsidiary Borrower, Deutsche Bank AG, New York Branch, as a Lender, Administrative Agent and Collateral Agent and The Bank of Nova Scotia, as the Canadian Administrative Agent (filed by incorporation by reference to the Current Report on Form 8-K dated October 17, 2005) filed October 17, 2005.

10.22
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

14
Ball Corporation Executive Officers and Board of Directors Business Ethics Statement (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2005) filed February 22, 2006.

18.1
Letter re: Change in Accounting Principles regarding change in pension plan valuation measurement date (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

18.2	Letter re: Change in Accounting Principles regarding the change in accounting for certain inventories. (Filed herewith.)

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31
Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Executive Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

32
Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board, President and Chief Executive Officer of Ball Corporation, and by Raymond J. Seabrook, Executive Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

99.1	Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

99.2	Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)