Form 10-Q
period 2007-04-01
BALL CORP
filed 2007-05-09
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2007
Common Stock, without par value	102,095,333 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended April 1, 2007

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended
($ in millions, except per share amounts)	April 1, 2007	April 2, 2006

Net sales	$1,694.2	$1,364.9

Costs and expenses
Cost of sales (excluding depreciation and amortization) (a)	1,394.3	1,156.7
Depreciation and amortization (Notes 8 and 10)	65.0	54.6
Business consolidation costs (Note 5)	−	2.1
Selling, general and administrative (Note 1)	82.2	70.3
	1,541.5	1,283.7

Earnings before interest and taxes (a)	152.7	81.2

Interest expense	37.9	23.3

Earnings before taxes (a)	114.8	57.9
Tax provision (Note 12) (a)	(36.7)	(16.5)
Minority interests	(0.1)	(0.2)
Equity in results of affiliates	3.2	3.2

Net earnings (a)	$81.2	$44.4

Earnings per share (Note 15) (a):
Basic	$0.79	$0.43
Diluted	$0.78	$0.42

Weighted average shares outstanding (000s) (Note 15):
Basic	102,110	103,245
Diluted	103,815	105,053

Cash dividends declared and paid, per common share	$0.10	$0.10

(a) The first quarter of 2006 has been retrospectively adjusted for the company’s change in the fourth quarter of 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	April 1, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$51.2	$151.5
Receivables, net (Note 6)	698.6	579.5
Inventories, net (Note 7)	1,018.7	935.4
Deferred taxes and prepaid expenses	90.7	94.9
Total current assets	1,859.2	1,761.3

Property, plant and equipment, net (Note 8)	1,889.2	1,876.0
Goodwill (Notes 4 and 9)	1,770.4	1,773.7
Intangibles and other assets, net (Note 10)	399.2	429.9
Total Assets	$5,918.0	$5,840.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$238.2	$181.3
Accounts payable	668.4	732.4
Accrued employee costs	175.8	201.1
Income taxes payable (Note 12)	31.5	71.8
Other current liabilities	220.1	267.7
Total current liabilities	1,334.0	1,454.3

Long-term debt (Note 11)	2,360.7	2,270.4
Employee benefit obligations (Note 13)	846.8	847.7
Deferred taxes and other liabilities (Note 12)	160.0	102.1
Total liabilities	4,701.5	4,674.5

Contingencies (Note 16)
Minority interests	1.1	1.0

Shareholders’ equity (Note 14)
Common stock (160,364,288 shares issued - 2007; 160,026,936 shares issued - 2006)	724.8	703.4
Retained earnings	1,594.7	1,535.3
Accumulated other comprehensive loss	(14.9)	(29.5)
Treasury stock, at cost (58,121,088 shares - 2007; 55,889,948 shares - 2006)	(1,089.2)	(1,043.8)
Total shareholders’ equity	1,215.4	1,165.4
Total Liabilities and Shareholders’ Equity	$5,918.0	$5,840.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Three Months Ended
($ in millions)	April 1, 2007	April 2, 2006
Cash Flows from Operating Activities
Net earnings (a)	$81.2	$44.4
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	65.0	54.6
Business consolidation costs	−	2.1
Deferred taxes (a)	(7.5)	(5.5)
Other, net	14.0	(14.6)
Changes in working capital components, excluding effects of acquisitions (a)	(260.4)	(252.8)
Cash used in operating activities	(107.7)	(171.8)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(88.1)	(64.4)
Business acquisitions, net of cash acquired (Note 4)	−	(767.9)
Property insurance proceeds (Note 8)	48.6	−
Other, net	2.4	1.5
Cash used in investing activities	(37.1)	(830.8)

Cash Flows from Financing Activities
Long-term borrowings	120.6	1,051.1
Repayments of long-term borrowings	(8.7)	(20.0)
Change in short-term borrowings	27.3	(1.5)
Debt issuance costs	−	(7.4)
Proceeds from issuance of common stock	11.0	9.3
Acquisitions of treasury stock	(98.5)	(36.1)
Common dividends	(10.2)	(10.2)
Other, net	3.0	3.0
Cash provided by financing activities	44.5	988.2

Effect of exchange rate changes on cash	−	0.3

Change in cash and cash equivalents	(100.3)	(14.1)
Cash and cash equivalents - beginning of period	151.5	61.0
Cash and cash equivalents - end of period	$51.2	$46.9

(a) The first quarter of 2006 has been retrospectively adjusted for the company’s change in the fourth quarter of 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 (annual report).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and conditions. However, we believe that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

Ball adopted Financial Interpretation (FIN) 48 as of January 1, 2007, and has identified accounting for uncertain tax positions under this guidance as a critical accounting policy. Considering tax laws of the multiple jurisdictions in which we operate, both domestic and foreign, we assess whether it is more likely than not that a tax position will be sustained upon examination and through any litigation and measure the largest amount of the benefit that is likely to be realized upon ultimate settlement. Consistent with our practice prior to adoption of FIN 48, we record related interest expense and penalties, if any, as a tax provision expense. Actual results may differ substantially from our estimates.

During the fourth quarter of 2006, Ball’s management changed the company’s method of inventory accounting from last-in, first-out (LIFO) to first-in, first-out (FIFO) in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments. Results for the quarter ended April 2, 2006, have been retrospectively adjusted on a FIFO basis in accordance with SFAS No. 154 (see Note 7).

Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2005, 2004 and 2003. As a result, selling, general and administrative expenses were understated by $2.5 million, $2.3 million and $1 million in 2005, 2004 and 2003, respectively. Management assessed the impact of these adjustments and did not believe these amounts are material, individually or in the aggregate, to any previously issued financial statements or to our full year results of operations for 2006. A cumulative $5.8 million pretax out-of-period adjustment was included in selling, general and administrative expenses in the first quarter of 2006.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	New Accounting Standards

In February 2007 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard, which will be effective for Ball as of January 1, 2008, is currently under evaluation by Ball’s management. At this time, we do not expect to elect the fair value option for any eligible items and did not early adopt the standard in the first quarter of 2007 as permitted.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard will be effective for Ball as of January 1, 2008.

In June 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 became effective for Ball beginning on January 1, 2007. The adoption of FIN 48 included a net increase in uncertain tax liabilities of $2.1 million to a total of $45.8 million, excluding $1.2 million accrued in the opening balance sheet of the acquisition of U.S. Can Corporation (see Note 4). Additional details about the adoption of FIN 48 are provided in Note 12.

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

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans and custom and specialty cans.

Plastic packaging, Americas: Consists of operations in the U.S. and Canada, which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging. Effective January 1, 2007, this segment also includes the manufacture and sale of plastic containers used for industrial and household products, which were previously reported within the metal food and household products packaging, Americas, segment.

Aerospace and technologies: Consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. The change did not have a significant impact on any segment for the current or prior years.  In the fourth quarter of 2006, the company changed its method of inventory accounting in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments from LIFO to FIFO (see Note 1).  The quarter ended April 2, 2006, has been conformed to the current presentation for the changes in expense allocation and inventory accounting method.

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

Summary of Business by Segment	Three Months Ended
($ in millions)	April 1, 2007	April 2, 2006
Net Sales
Metal beverage packaging, Americas	$637.5	$592.4
Metal beverage packaging, Europe/Asia	385.0	300.9
Metal food & household products packaging, Americas	278.8	189.3
Plastic packaging, Americas	186.6	122.4
Aerospace and technologies	206.3	159.9
Net sales	$1,694.2	$1,364.9

Net Earnings
Metal beverage packaging, Americas	$93.8	$53.5
Metal beverage packaging, Europe/Asia	44.9	28.1
Metal food & household products packaging, Americas (a)	(0.2)	1.0
Plastic packaging, Americas	2.3	1.6
Aerospace and technologies	19.6	9.5
Segment earnings before interest and taxes	160.4	93.7
Corporate undistributed expenses, net	(7.7)	(12.5)
Earnings before interest and taxes	152.7	81.2
Interest expense	(37.9)	(23.3)
Tax provision	(36.7)	(16.5)
Minority interests	(0.1)	(0.2)
Equity in results of affiliates	3.2	3.2
Net earnings	$81.2	$44.4

($ in millions)	As of April 1, 2007	As of December 31, 2006
Total Assets
Metal beverage packaging, Americas	$1,291.4	$1,147.2
Metal beverage packaging, Europe/Asia	2,429.0	2,412.7
Metal food & household products packaging, Americas (b)	1,109.6	1,094.9
Plastic packaging, Americas (b)	599.8	609.0
Aerospace and technologies	276.6	268.2
Segment assets	5,706.4	5,532.0
Corporate assets, net of eliminations	211.6	308.8
Total assets	$5,918.0	$5,840.9

(a)  Includes in 2006 a $2.1 million business consolidation charge discussed in Note 5.
(b)  Amounts at December 31, 2006, have been retrospectively adjusted for the transfer of U.S. Can’s plastic pail business from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment, which occurred as of January 1, 2007.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Acquisitions

U.S. Can Corporation

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million). Contemporaneously with the acquisition, Ball refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years, we expect to realize approximately $42 million for acquired net operating tax loss carryforwards. The acquired operations form part of Ball’s metal food and household products packaging, Americas, segment. Responsibility for a small plastic pail business acquired with the U.S. Can transaction was transferred to the company’s plastic packaging, Americas, segment effective January 1, 2007. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

Alcan Packaging

On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan) for $184.7 million cash. The acquired business primarily manufactures and sells barrier polypropylene plastic bottles used in food packaging and, to a lesser extent, barrier PET plastic bottles used for beverages and food. The operations acquired form part of Ball’s plastic packaging, Americas, segment. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 28, 2006.

Following is a summary of the net assets acquired in the U.S. Can and Alcan transactions. The valuations were performed by management, including identification and valuation of acquired intangible assets, and of liabilities, including development and assessment of associated costs of consolidation and integration plans. The company also engaged third party experts to assist management in valuing certain assets and liabilities including inventory; property, plant and equipment; intangible assets and pension and other post-retirement obligations.  During the first quarter of 2007, the company completed its valuation of the acquired assets and liabilities and revised the purchase price allocations accordingly.  The final purchase price allocations resulted primarily in an increase in identifiable intangible assets for both acquisitions.
($ in millions)	U.S. Can (Metal Food & Household Products Packaging, Americas)	Alcan (Plastic Packaging, Americas)	Total
Cash	$0.2	$–	$0.2
Property, plant and equipment	164.6	73.6	238.2
Goodwill	353.2	48.7	401.9
Intangibles	63.9	33.6	97.5
Other assets, primarily inventories and receivables	220.1	40.1	260.2
Liabilities assumed (excluding refinanced debt), primarily current	(184.1)	(11.3)	(195.4)
Net assets acquired	$617.9	$184.7	$802.6

With the assistance of an independent valuation firm, the customer relationships and acquired technologies of both acquisitions were identified as valuable intangible assets, and the company assigned them an estimated life of 20 years based on the valuation firm’s estimates. Because the acquisition of U.S. Can was a stock purchase, neither the goodwill nor the intangible assets are tax deductible for U.S. income tax purposes only if, and until such time as, the stock is sold. However, because the Alcan acquisition was an asset purchase, the amortization of goodwill and intangible assets is deductible for U.S. tax purposes.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Business Consolidation Activities

2006

Metal Food & Household Products Packaging, Americas

In the first quarter of 2006, a pretax charge of $2.1 million ($1.4 million after tax) was recorded to shut down a metal food can production line in the Whitby, Ontario, plant. The shut down activities were completed during 2006. The charge was subsequently reduced by $0.7 million in the fourth quarter of 2006 to reflect a gain on the disposition of the plant’s fixed assets.

In October 2006 the company announced plans to close two manufacturing facilities in North America as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in the year of U.S. Can. A pretax charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter related to the Burlington, Ontario, plant closure, including $7.8 million of severance costs, $16.8 million of pension costs and $9 million of other costs. The closure of the Alliance, Ohio, plant, estimated to cost approximately $1 million for employee and other costs, was treated as an opening balance sheet item related to the acquisition. Operations have ceased at both plants and payments of $5.2 million were made in the first quarter of 2007 against the reserves.

Summary

The following table summarizes the first quarter 2007 activity related to the amounts provided for business consolidation activities:

($ in millions)	Fixed Assets/ Spare Parts	Employee Costs	Other	Total
Balance at December 31, 2006	$6.7	$14.1	$4.3	$25.1
Payments	–	(5.9)	(1.0)	(6.9)
Disposal of spare parts	(1.4)	–	–	(1.4)
Balance at April 1, 2007	$5.3	$8.2	$3.3	$16.8

The remaining reserves are expected to be utilized during 2007 and 2008. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was $13.1 million at April 1, 2007.

6.	Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $181.4 million at April 1, 2007, and $201.3 million at December 31, 2006, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

7.	Inventories

($ in millions)	April 1, 2007	December 31, 2006
Raw materials and supplies	$428.9	$445.6
Work in process and finished goods	589.8	489.8
	$1,018.7	$935.4

Historically the cost of the majority of metal beverage packaging, Americas, and metal food and household products packaging, Americas, inventories were determined using the LIFO method of accounting. During the fourth quarter of 2006, the company determined that the FIFO method of inventory accounting better matches revenues and expenses in accordance with sales contract terms. Therefore, in the fourth quarter of 2006, the accounting policy was changed to record all inventories using the FIFO method of accounting. The adjustments to the first quarter 2006 statements of earnings and cash flows were not significant.

8.	Property, Plant and Equipment

($ in millions)	April 1, 2007	December 31, 2006
Land	$88.1	$88.5
Buildings	771.3	764.1
Machinery and equipment	2,635.6	2,618.6
Construction in progress	253.5	215.1
	3,748.5	3,686.3
Accumulated depreciation	(1,859.3)	(1,810.3)
	$1,889.2	$1,876.0

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $61.2 million and $51.8 million for the three months ended
April 1, 2007, and April 2, 2006, respectively.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. A $34.7 million fixed asset write down was recorded in the first quarter of 2006, which represented the estimated impairment of the assets damaged as a result of the fire. No gain was recorded in the first quarter of 2006 as a result of the fire, although a pretax gain of $75.5 million was recorded during the remainder of 2006. In accordance with the final agreement reached with the insurance company in November 2006, the final property insurance proceeds of €37.6 million ($48.6 million) were received in January 2007. Additionally, €8.3 million ($10.9 million) was recognized during the first quarter of 2007 for insurance recoveries related to business interruption costs. Approximately €19 million of additional business interruption recoveries has been agreed upon with the insurance carrier and will be recognized primarily during the second and third quarters of 2007.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total
Balance at December 31, 2006	$279.4	$1,020.6	$389.0	$84.7	$1,773.7
Purchase accounting adjustments (a)	–	–	(4.7)	(0.9)	(5.6)
Transfer of plastic pail business acquired from U.S. Can	–	–	(30.0)	30.0	–
FIN 48 adoption adjustments (Notes 2 and 12)	–	(9.3)	–	–	(9.3)
Effects of foreign currency exchange rates	–	11.7	–	(0.1)	11.6
Balance at April 1, 2007	$279.4	$1,023.0	$354.3	$113.7	$1,770.4

(a) Related to the U.S. Can and Alcan acquisitions discussed in Note 4.

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

10.	Intangibles and Other Assets

($ in millions)	April 1, 2007	December 31, 2006
Investments in affiliates	$80.1	$76.5
Intangibles (net of accumulated amortization of $75.2 at April 1, 2007, and $70.7 at December 31, 2006)	130.5	116.2
Company-owned life insurance	85.2	77.5
Deferred tax asset	33.5	34.9
Property insurance receivable	–	49.7
Other	69.9	75.1
	$399.2	$429.9

Total amortization expense of intangible assets amounted to $3.8 million and $2.8 million for the first three months of 2007 and 2006, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Debt and Interest Costs

Long-term debt consisted of the following:

	April 1, 2007			December 31, 2006
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $
Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $3.1 in 2007 and $3.2 in 2006)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.8 in 2007 and $0.9 in 2006)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	85.0	167.3	₤	85.0	166.4
Term B Loan, euro denominated		€350.0	467.5		€350.0	462.0
Term C Loan, Canadian dollar denominated	C$	129.0	111.7	C$	134.0	114.9
Term D Loan, U.S. dollar denominated		$500.0	500.0		$500.0	500.0
U.S. dollar multi-currency revolver borrowings		$135.0	135.0		$15.0	15.0
British sterling multi-currency revolver borrowings	₤	4.0	7.9	₤	4.0	7.8
Industrial Development Revenue Bonds
Floating rates due through 2015		$20.0	20.0		$20.0	20.0
Other		Various	21.4		Various	25.5
			2,430.8			2,311.6
Less: Current portion of long-term debt			(70.1)			(41.2)
			$2,360.7			$2,270.4

At April 1, 2007, approximately $554 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $337 million at April 1, 2007, of which $168.1 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at April 1, 2007, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.	Income Taxes

Effective January 1, 2007, Ball adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As of the date of adoption, the accrual for uncertain tax positions was $45.8 million and the cumulative effect of the adoption was an increase in the reserve for uncertain tax positions of $2.1 million. The accrual includes an $11.4 million charge to opening retained earnings and a $9.3 million reduction in goodwill. An additional adjustment was made to increase goodwill by $1.2 million in the opening balance sheet of the acquisition of U.S. Can. The company records the related interest expense and penalties, if any, as a tax provision expense, consistent with the practice prior to adoption. Potential interest expense comprises $6 million of the accrual balance discussed above, while no penalties have been provided. The amount of unrecognized tax benefits as of the date of adoption that, if recognized, would affect the effective tax rate is approximately $37.6 million. At this time there are no positions where the unrecognized tax benefit will increase or decrease significantly within the next 12 months. U.S. federal and state income tax returns for the years 2000 through 2006 are open for audit. The income tax returns filed in Europe for the years 2002 through 2006 are also open for audit. The company’s significant filings in Europe are in France, Germany, the Netherlands, Poland, Serbia and the United Kingdom. The other tax jurisdictions are not significant to the overall tax provision or accrual for uncertain tax positions.

13.	Employee Benefit Obligations

($ in millions)	April 1, 2007	December 31, 2006
Total defined benefit pension liability	$521.7	$510.6
Less current portion	(24.9)	(24.1)
Long-term defined benefit pension liability	496.8	486.5
Retiree medical and other postemployment benefits	201.8	191.1
Deferred compensation plans	139.5	144.0
Other	8.7	26.1
	$846.8	$847.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	April 1, 2007			April 2, 2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total
Service cost	$10.1	$2.2	$12.3	$7.1	$2.2	$9.3
Interest cost	11.7	7.3	19.0	10.9	6.5	17.4
Expected return on plan assets	(13.6)	(4.4)	(18.0)	(12.0)	(3.8)	(15.8)
Amortization of prior service cost	0.1	(0.1)	–	1.3	(0.1)	1.2
Recognized net actuarial loss	3.4	1.2	4.6	4.9	0.8	5.7
Net periodic benefit cost	$11.7	$6.2	$17.9	$12.2	$5.6	$17.8

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $8.3 million in the first three months of 2007. The total required contributions to these funded plans are expected to be approximately $58 million in 2007. As part of the company’s overall debt reduction plan, we anticipate contributing an incremental $70 million ($43 million after tax) to our North American pension plans during the fourth quarter of 2007. Payments to participants in the unfunded German plans were €4.4 million ($5.8 million) in the first three months of 2007 and are expected to be approximately €19 million for the full year (approximately $25 million).

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the cumulative effect of foreign currency translation, pension and other postretirement items and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (net of tax)	Effective Financial Derivatives (a) (net of tax)	Accumulated Other Comprehensive Loss
December 31, 2006	$131.8	$(161.9)	$0.6	$(29.5)
Change	7.8	2.7	4.1	14.6
April 1, 2007	$139.6	$(159.2)	$4.7	$(14.9)

(a)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended
($ in millions)	April 1, 2007	April 2, 2006
Net earnings	$81.2	$44.4
Foreign currency translation adjustment	7.8	9.0
Pension and other postretirement items	2.7	–
Effect of derivative instruments	4.1	(1.9)
Comprehensive earnings	$95.8	$51.5

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.  Shareholders’ Equity and Comprehensive Earnings (continued)

Stock-Based Compensation Programs

The company has shareholder approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. A summary of stock option activity for the three months ended April 1, 2007, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of year	4,852,978	$26.69	1,286,937	$10.27
Vested			(200)	9.26
Exercised	(273,571)	16.45
Canceled/forfeited	(15,800)	41.99	(15,800)	10.39
End of period	4,563,607	27.25	1,270,937	10.27

Vested and exercisable, end of period	3,292,670	22.31
Reserved for future grants	5,946,941

The weighted average remaining contractual term for all options outstanding at April 1, 2007, was 6 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $84.9 million. The weighted average remaining contractual term for options vested and exercisable at April 1, 2007, was 5.1 years and the aggregate intrinsic value was $77.5 million. The company received $4.5 million from options exercised during the three months ended April 1, 2007. The intrinsic value associated with these exercises was $8.1 million and the associated tax benefit of $3 million was reported as other financing activities in the condensed consolidated statement of cash flows.

In addition to stock options, the company issues to certain employees restricted shares which vest over various periods but generally in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date.

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier in stages if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Grants under the plan are accounted for as equity awards and compensation expense is recorded based upon the fair value of the shares at the grant date.

For the three months ended April 1, 2007, the company recognized pretax expense of $4.8 million ($2.9 million after tax) for share-based compensation arrangements, which represented $0.03 per basic and diluted share. For the three months ended April 2, 2006, the company recognized pretax expense of $3.1 million ($1.9 million after tax) for such arrangements, which represented $0.02 per basic and diluted share. At April 1, 2007, there was $22.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted-average period of 2.5 years.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Earnings Per Share

	Three Months Ended
($ in millions, except per share amounts; shares in thousands)	April 1, 2007	April 2, 2006
Diluted Earnings per Share:
Net earnings	$81.2	$44.4

Weighted average common shares	102,110	103,245
Effect of dilutive stock options	1,705	1,808
Weighted average shares applicable to diluted earnings per share	103,815	105,053

Diluted earnings per share	$0.78	$0.42

Information needed to compute basic earnings per share is provided in the condensed consolidated statements of earnings.

16.	Contingencies

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

The IRS has proposed to disallow Ball’s deductions of interest expense for the tax years 2000 through 2004 incurred on loans under a company-owned life insurance plan that was established in 1986. Ball has disputed the IRS’s claims, and the company believes the interest deductions will be sustained as filed.

17.	Indemnifications and Guarantees

During the normal course of business, the company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes. Ball Corporation and its subsidiaries are referred to collectively as “Ball” or the “company” or “we” or “our” in the following discussion and analysis.

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage and food producers and producers of household products with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our long-term relationships and contracts mitigate these risks.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, expanding volume and increasing pricing. In 2008 we expect to complete a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that is expected to result in productivity gains and cost reductions beginning this year. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by continuing to reconfigure some of our European can manufacturing lines. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant is being replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant. Two of the new German lines are currently producing at limited capacity, and all three lines are expected to be in commercial production by the end of the second quarter of 2007.

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

Management uses various measures to evaluate company performance. The primary financial metric we use is economic value added (operating earnings, as defined by the company, less a charge for net operating assets employed). Our goal is to increase economic value added on an annual basis. Other financial metrics we use are earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production spoilage rates, quality control figures, safety statistics and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining quality employees is essential to the success of Ball and, because of this, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball stock.

CONSOLIDATED SALES AND EARNINGS

The company has five reportable segments organized along a combination of product lines and geographic areas: (1) metal beverage packaging, Americas; (2) metal beverage packaging, Europe/Asia; (3) metal food and household products packaging, Americas; (4) plastic packaging, Americas; and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

During the fourth quarter of 2006, Ball’s management changed the company’s method of inventory accounting for certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments. The period ended April 2, 2006, has been retrospectively adjusted on a FIFO basis. In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. These changes did not have a significant impact on any segment for the current or prior years. The quarter ended April 2, 2006, has been conformed to the current presentation of this expense allocation.

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture metal container products used in beverage packaging. This segment accounted for 38 percent of consolidated net sales in the first three months of 2007 (43 percent in 2006). Sales were 8 percent higher in 2007 than in 2006 as a result of higher sales prices, which were primarily due to rising aluminum prices.

Segment earnings of $93.8 million in the first quarter of 2007 were higher than those of the first quarter of 2006, which were $53.5 million. Contributing to the higher earnings were the impact of high raw material inventories carried through from 2006, cost recovery mechanisms in certain customer contracts, positive cost impacts from new end technology projects and improved production efficiencies in our manufacturing facilities. Reductions in energy costs also contributed to the improved earnings performance. The higher levels of raw material inventories carried over from 2006 were the result of purchasing more than normal supplies of raw material to address concerns about potential work stoppages and concerns of delivery from certain suppliers. The comparatively high earnings in the first quarter of 2007 are not expected to continue as the inventories carried over from 2006 were used during the first quarter.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions.

Metal Beverage Packaging, Europe/Asia
The metal beverage packaging, Europe/Asia, segment includes metal beverage packaging products manufactured and sold in Europe and Asia, as well as plastic containers manufactured and sold in Asia. This segment accounted for 23 percent of consolidated net sales in the first three months of 2007 (22 percent in 2006). Segment sales in the first quarter of 2007 were 28 percent higher compared to the same period of the prior year due largely to strong demand, market growth, higher volumes, price recovery initiatives and the strength of the euro. Higher segment volumes were aided by favorable European weather and growth in Europe of custom can volumes. The slow return of the metal beverage can to the German market, following the mandatory deposit legislation previously reported on, is being more than offset by stronger demand in southern and eastern Europe, which experienced double-digit percentage growth in the first quarter of 2007. Higher segment volumes in the PRC were aided by continued growth of beverage consumption and a shift mix from other packaging types.

Segment earnings were $44.9 million in the first three months of 2007 compared to $28.1 million for the same period in 2006. Earnings in 2007 were higher due to increased sales volumes; price recovery initiatives; a stronger euro; and manufacturing and selling, general and administrative cost control programs. These improvements were partially offset by higher raw material, freight and energy costs.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. A $34.7 million fixed asset write down was recorded in the first quarter of 2006, which represented the estimated impairment of the assets damaged as a result of the fire. No gain or loss was recorded in the first quarter of 2006 as a result of the fire, although a pretax gain of $75.5 million was recorded during the remainder of 2006. In accordance with the final agreement reached with the insurance company in November 2006, the final property insurance proceeds of €37.6 million ($48.6 million) were received in January 2007. Additionally, €8.3 million ($10.9 million) was recognized in the first quarter of 2007 for insurance recoveries related to business interruption costs. Approximately €19 million of additional business interruption recoveries has been agreed upon with the insurance carrier and will be recognized during the second and third quarters of 2007.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The company acquired U.S. Can Corporation (U.S. Can) on March 27, 2006, and with that acquisition, added to its metal food can manufacturing the production of aerosol cans, paint cans and custom and specialty cans. Effective January 1, 2007, responsibility for a small plastic pail business acquired with the U.S. Can transaction was transferred to the plastic packaging, Americas, segment.

Segment sales in the first quarter of 2007 comprised 16 percent of consolidated net sales (14 percent in 2006). First quarter 2007 sales were 47 percent higher than in the first quarter of 2006 due to the inclusion of sales from the acquisition of U.S. Can and the pass through of higher raw material costs. These increases were partially offset by lower metal food can sales volumes compared to the first quarter of 2006, which were attributable to higher pre-buys by our customers in the first quarter of 2006 compared to the first quarter of 2007, as a result of announced steel price increases, and lost business in 2006 that impacted first quarter 2007 food can sales volumes.

Segment losses were $0.2 million in the first quarter of 2007 compared to earnings of $1 million in the same period last year. Earnings in the first quarter of 2007 were negatively impacted by higher costs as a result of poor manufacturing performance in late 2006 carried into 2007, higher manufacturing costs and inefficiencies in the first quarter of 2007 attributable to ongoing integration efforts related to the closure of Ball’s Burlington, Ontario, manufacturing facility in the fourth quarter of 2006, higher material costs and lower metal food can sales volumes. The first quarter of 2006 also included a pretax charge of $2.1 million ($1.4 million after tax) for employee benefit and decommissioning costs related to the shut down of a metal food can manufacturing line in Ball’s Whitby, Ontario, plant.

Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Plastic Packaging, Americas
The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada, which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications. On March 28, 2006, Ball acquired North American plastic bottle container assets from Alcan Packaging (Alcan), including two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. Effective January 1, 2007, responsibility for a U.S. Can plastic pail business was also transferred to the plastic packaging, Americas, segment.

Segment sales, which accounted for 11 percent of consolidated net sales in the first quarter of 2007 (9 percent in 2006), were 52 percent higher than in the same period in 2006. The segment sales increase in the first quarter was related to the Alcan acquisition and the sales from the transferred plastic pail business from the U.S. Can acquisition, as well as higher PET bottle volumes in 2007. We continue to focus PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets, and we have added specialty container production capacity in these areas to accommodate anticipated new demand. In the food and specialty area, development efforts are focused on custom markets as well.

Segment earnings of $2.3 million in the first three months of 2007 were higher than first quarter 2006 earnings of $1.6 million largely due to the incremental sales from the Alcan and U.S. Can acquisitions, partially offset by lower than anticipated PET sales volumes and the temporary idling of some production capacity, which negatively impacted segment earnings in the first quarter of 2007.

Aerospace and Technologies

Aerospace and technologies segment sales, which represented 12 percent of consolidated net sales in the first quarter of 2007 (12 percent in 2006), were 29 percent higher than in the first quarter of 2006 due to new programs, increased scope on previously awarded contracts and cost overruns, offset by reductions to ongoing programs due to customer funding constraints and program delays. Segment earnings were $19.6 million in the first three months of 2007 compared to $9.5 million for the same period in 2006. Earnings improvement in the first quarter of 2007 was due to an improved contract mix as a consequence of newer, more profitable programs. In addition, earnings in the first quarter of 2006 were negatively affected by the lower sales due to program delays and higher unrecoverable pension costs.

Contracted backlog in the aerospace and technologies segment at April 1, 2007, was $832 million compared to a backlog of $886 million at December 31, 2006. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $82.2 million in the first quarter of 2007 compared to $70.3 million for the same period in 2006. Contributing to higher expenses in the first quarter of 2007 compared to 2006 were $4.5 million of additional SG&A from the U.S. Can acquisition, expense associated with the mark-to-market adjustment of a deferred stock incentive compensation plan and normal compensation and benefit increases, including incentive compensation. Also, a $5.8 million out-of-period adjustment was included in SG&A expenses in the first quarter of 2006.

Interest and Taxes

Consolidated interest expense was $37.9 million for the first three months of 2007 compared to $23.3 million in the same period of 2006. The higher expense in 2007 was primarily due to higher average borrowings in connection with the company’s acquisitions in March 2006.

The consolidated effective income tax rate was 32 percent for the first three months of 2007 compared to 29 percent for the same period in 2006. The tax rate was higher in 2007 primarily due to the current impact of Financial Interpretation No. (FIN) 48, which the company adopted as of January 1, 2007; slightly lower projected tax credits in 2007; the expiration, on December 31, 2006, of the extraterritorial income exclusion for exporters, which was partially offset by an increase in the 2007 manufacturing deduction percentage; and a shift in the pretax income mix to higher tax jurisdictions. In addition, the 2006 effective tax rate included a discrete period $1.4 million tax benefit recorded upon the settlement of certain tax matters, as well as the tax benefit for some non-recurring deductions, including a Canadian rationalization charge. Details regarding the adoption of FIN 48 are included in Note 12 to the unaudited condensed consolidated financial statements within Item 1 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $107.7 million in the first three months of 2007 compared to $171.8 million in the first three months of 2006. The improvement over 2006 was primarily due to higher net earnings.

Based on information currently available, we estimate 2007 capital spending to be approximately $275 million, net of property insurance recoveries, compared to 2006 net capital spending of $218.3 million.

Interest-bearing debt increased to $2,598.9 million at April 1, 2007, compared to $2,451.7 million at December 31, 2006, primarily due to seasonal working capital needs, common stock repurchases and a higher euro. We intend to allocate our operating cash flow in 2007 to debt reduction, dividends and common stock repurchases. Our stock repurchase program, net of issuances, is expected to be more than $175 million in 2007 compared to $45.7 million in 2006. Through the first quarter of 2007, we repurchased $87.5 million of our common stock, net of issuances, including the $51.9 million settlement in January 2007 of a forward contract commenced in December 2006.

Total required contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $58 million in 2007. As part of the company’s overall debt reduction plan, we anticipate contributing an incremental $70 million ($43 million after tax) to our North American pension plans during the fourth quarter of 2007. We expect these incremental contributions to bring the pension plans funding to the 95 percent level. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2007 and revised estimates of 2007 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €19 million for the full year (approximately $25 million).

At April 1, 2007, approximately $554 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $337 million at the end of the first quarter, of which $168.1 million was outstanding.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $181.4 million at April 1, 2007, and $201.3 million at December 31, 2006, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

The company was in compliance with all loan agreements at April 1, 2007, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and can end sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms may include a fixed price or an upper limit to the aluminum component pricing. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges to match commodity price risk with sales contracts.

Most of the plastic packaging, Americas, sales contracts negotiated through the end of the first quarter include provisions to pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Many of our metal food and household products packaging, Americas, sales contracts negotiated through the end of the first quarter either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. We anticipate that we will be able to pass through the majority of the steel price increases that occur through the fourth quarter of 2007.

In Europe and Asia, the company manages aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales contracts, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. To minimize Ball’s exposure to significant price changes, the company also uses forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass-through arrangement.

Outstanding derivative contracts at the end of the first quarter of 2007 expire within five years. Included in shareholders’ equity at April 1, 2007, within accumulated other comprehensive loss, is approximately $0.2 million of net gain associated with these contracts, of which $0.7 million of net gain is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains and/or losses on these derivative contracts will be offset by higher and/or lower costs on metal purchases.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $12.3 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $13.1 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on the metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for energy such as natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our utility prices could result in an estimated $8.9 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in our diesel fuel surcharge could result in an estimated $2 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at April 1, 2007, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Swap agreements expire at various times within the next five years. Included in shareholders’ equity at April 1, 2007, within accumulated other comprehensive loss, is approximately $4.3 million of net gain associated with these contracts, of which $0.9 million of net earnings is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $1.1 million of net gain related to the termination or deselection of hedges is included in the above accumulated other comprehensive loss at April 1, 2007. The amount recognized in 2007 earnings related to terminated hedges is insignificant.

Based on our interest rate exposure at April 1, 2007, assumed floating rate debt levels through the first quarter of 2008 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $7.7 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the first quarter 2007 expire within five years. At April 1, 2007, there were no amounts included in accumulated other comprehensive loss for these items.

Considering the company’s derivative financial instruments outstanding at April 1, 2007, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $22.2 million after-tax reduction of net earnings over a one-year period. This amount includes the $13.1 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $85.9 million. Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective.

During the quarter, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. The company acquired certain operations of U.S. Can on March 27, 2006, and certain assets of Alcan on March 28, 2006. (Additional details are available in Note 4 to the condensed consolidated financial statements within Item 1 of this report.) The company is integrating the acquired U.S. Can and Alcan operations within its system of internal controls over financial reporting. Pursuant to rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the controls for these acquired operations are required to be evaluated and tested by the end of 2007.

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of the German mandatory deposit or other restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental and workplace safety; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended April 1, 2007.

Item 1A. Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended April 1, 2007.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
January 1 to February 4, 2007	1,200,185		$43.29	1,200,185	8,727,990
February 5 to March 4, 2007	418,199		$46.02	418,199	8,309,791
March 5 to April 1, 2007	701,148		$45.77	701,148	7,608,643
Total	2,319,532(a	)	$44.53	2,319,532

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended April 1, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended April 1, 2007.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended April 1, 2007.

Item 6. Exhibits

20	Subsidiary Guarantees of Debt

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	May 9, 2007

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
April 1, 2007

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