Form 10-Q
period 2007-07-01
BALL CORP
filed 2007-08-01
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007

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
Large accelerated filer ☒            Accelerated filer ☐               Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2007
Common Stock, without par value	102,412,828 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended July 1, 2007

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$2,032.8	$1,842.5	$3,727.0	$3,207.4

Costs and expenses
Cost of sales (excluding depreciation and amortization) (a)	1,682.6	1,554.8	3,076.9	2,711.5
Depreciation and amortization (Notes 8 and 10)	69.9	64.9	134.9	119.5
Business consolidation (gains) costs (Note 5)	–	(0.4)	–	1.7
Property insurance gain (Note 5)	–	(74.1)	–	(74.1)
Selling, general and administrative (Note 1)	87.3	73.5	169.5	143.8
	1,839.8	1,618.7	3,381.3	2,902.4

Earnings before interest and taxes (a)	193.0	223.8	345.7	305.0

Interest expense	38.1	37.6	76.0	60.9

Earnings before taxes	154.9	186.2	269.7	244.1
Tax provision (Note 12) (a)	(52.3)	(61.1)	(89.0)	(77.6)
Minority interests	(0.1)	(0.2)	(0.2)	(0.4)
Equity results in affiliates	3.4	4.9	6.6	8.1

Net earnings (a)	$105.9	$129.8	$187.1	$174.2

Earnings per share (Note 15) (a):
Basic	$1.04	$1.25	$1.84	$1.68
Diluted	$1.03	$1.23	$1.81	$1.66

Weighted average common shares outstanding (in thousands) (Note 15):
Basic	101,542	103,655	101,826	103,449
Diluted	103,165	105,205	103,374	105,133

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.20	$0.20

(a)
The 2006 periods have been retrospectively adjusted for the company’s change in the fourth quarter of 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	July 1, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$91.9	$151.5
Receivables, net (Note 6)	772.4	579.5
Inventories, net (Note 7)	898.8	935.4
Deferred taxes and prepaid expenses	93.4	94.9
Total current assets	1,856.5	1,761.3

Property, plant and equipment, net (Note 8)	1,913.8	1,876.0
Goodwill (Notes 4 and 9)	1,783.8	1,773.7
Intangibles and other assets, net (Note 10)	371.0	429.9
Total Assets	$5,925.1	$5,840.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$162.1	$181.3
Accounts payable	748.9	732.4
Accrued employee costs	189.9	201.1
Income taxes payable (Note 12)	51.3	71.8
Other current liabilities	183.3	267.7
Total current liabilities	1,335.5	1,454.3

Long-term debt (Note 11)	2,233.0	2,270.4
Employee benefit obligations (Note 13)	849.6	847.7
Deferred taxes and other liabilities (Note 12)	160.2	102.1
Total liabilities	4,578.3	4,674.5

Contingencies (Note 16)
Minority interests	1.2	1.0

Shareholders’ equity (Note 14)
Common stock (160,680,820 shares issued – 2007; 160,026,936 shares issued – 2006)	740.5	703.4
Retained earnings	1,690.2	1,535.3
Accumulated other comprehensive earnings (loss)	5.6	(29.5)
Treasury stock, at cost (58,267,992 shares – 2007; 55,889,948 shares – 2006)	(1,090.7)	(1,043.8)
Total shareholders’ equity	1,345.6	1,165.4
Total Liabilities and Shareholders’ Equity	$5,925.1	$5,840.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Six Months Ended
($ in millions)	July 1, 2007	July 2, 2006
Cash Flows from Operating Activities
Net earnings (a)	$187.1	$174.2
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	134.9	119.5
Property insurance gain (Note 5)	–	(74.1)
Business consolidation costs (Note 5)	–	1.7
Deferred taxes (a)	3.7	12.2
Other, net	31.7	(29.3)
Changes in working capital components, excluding effects of acquisitions (a)	(106.3)	(270.4)
Cash provided by (used in) operating activities	251.1	(66.2)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(166.3)	(127.5)
Business acquisitions, net of cash acquired (Note 4)	–	(785.4)
Property insurance proceeds (Note 5)	48.6	32.4
Other, net	0.7	8.6
Cash used in investing activities	(117.0)	(871.9)

Cash Flows from Financing Activities
Long-term borrowings	9.6	1,049.1
Repayments of long-term borrowings	(21.2)	(66.8)
Change in short-term borrowings	(74.0)	2.7
Debt issuance costs	–	(8.3)
Proceeds from issuance of common stock	27.1	19.2
Acquisitions of treasury stock	(122.4)	(50.7)
Common dividends	(20.4)	(20.7)
Other, net	6.7	4.3
Cash provided by (used in) financing activities	(194.6)	928.8

Effect of exchange rate changes on cash	0.9	0.8

Change in cash and cash equivalents	(59.6)	(8.5)
Cash and cash equivalents - beginning of period	151.5	61.0
Cash and cash equivalents - end of period	$91.9	$52.5

(a)
The six months ended July 2, 2006, have been retrospectively adjusted for the company’s change in the fourth quarter of 2006 from the last-in, first-out method of inventory accounting to the first-in, first-out method. Additional details are available in Note 7.

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

Ball adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48 as of January 1, 2007, and has identified accounting for uncertain tax positions under this guidance as a critical accounting policy. Considering tax laws of the multiple jurisdictions in which we operate, both domestic and foreign, we assess whether it is more likely than not that a tax position will be sustained upon examination and through any litigation and measure the largest amount of the benefit that is likely to be realized upon ultimate settlement. Consistent with our practice prior to adoption of FIN 48, we record related interest expense and penalties, if any, as a tax provision expense. Actual results may differ substantially from our estimates.

During the fourth quarter of 2006, Ball’s management changed the company’s method of inventory accounting from last-in, first-out (LIFO) to first-in, first-out (FIFO) in the metal beverage packaging, Americas, and the metal food and household products packaging, Americas, segments. Results for the three months and six months ended July 2, 2006, have been retrospectively adjusted on a FIFO basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 154 (see Note 7).

Subsequent to the issuance of its financial statements for the year ended December 31, 2005, the company determined that certain foreign currency exchange losses had been inadvertently deferred for the years 2005, 2004 and 2003. As a result, selling, general and administrative expenses were understated by $2.5 million, $2.3 million and $1 million in 2005, 2004 and 2003, respectively. Management assessed the impact of these adjustments and did not believe these amounts were material, individually or in the aggregate, to any previously issued financial statements or to our full year results of operations for 2006. A cumulative $5.8 million pretax out-of-period adjustment was included in selling, general and administrative expenses in the first quarter of 2006.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. In addition, within the company’s annual report, the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006, included a transition adjustment of $47.9 million, net of tax, related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” as a component of 2006 comprehensive earnings rather than only as an adjustment to accumulated other comprehensive loss. Had the transition adjustment of $47.9 million been presented in accordance with SFAS No. 158, comprehensive earnings for the year ended December 31, 2006, would have been $448.7 million rather than the $400.8 million reported in the annual report.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	New Accounting Standards

Management has determined that the effect on the consolidated statement of changes in shareholders’ equity for this change in presentation was not material to the 2006 consolidated financial statements taken as a whole.  Comprehensive earnings for 2006 will be revised in future presentations of the consolidated statements of changes in shareholders’ equity.

In April 2007 the FASB issued FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39,” which amends the terms of FIN 39, paragraph 3, to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. FSP FIN 39-1 will be effective for Ball as of January 1, 2008, and is currently under evaluation by the company.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard, which will be effective for Ball as of January 1, 2008, is currently under evaluation by Ball’s management. At this time, we do not expect to elect the fair value option for any eligible items and did not early adopt the standard in the first quarter of 2007 as permitted.

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

In June 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 became effective for Ball beginning on January 1, 2007. The adoption of FIN 48 included a net increase in uncertain tax liabilities of $2.1 million to a total of $45.8 million, excluding $1.2 million accrued in the opening balance sheet of the acquisition of U.S. Can Corporation (see Note 4). Additional details about the adoption of FIN 48 are provided in Note 12. In May 2007 the FASB amended FIN 48 by issuing FSP FIN 48-1, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN 48-1 did not result in any changes to the amounts recorded upon the initial adoption of FIN 48 or during the six months ended July 1, 2007.

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

Aerospace & technologies:  Consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

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

In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. The change did not have a significant impact on any segment for the current or prior years. In the fourth quarter of 2006, the company changed its method of inventory accounting in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments from LIFO to FIFO (see Note 1). Effective January 1, 2007, a plastic pail product line with expected annual net sales of $59 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. The three months and six months ended July 2, 2006, have been retrospectively adjusted to conform to the current presentation for the changes in expense allocation and inventory accounting method, as well as the transfer of the plastic pail product line.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net Sales
Metal beverage packaging, Americas	$816.7	$740.6	$1,454.2	$1,333.0
Metal beverage packaging, Europe/Asia	539.3	433.8	924.3	734.7
Metal food & household products packaging, Americas	284.0	295.2	562.8	484.5
Plastic packaging, Americas	198.7	197.5	385.3	319.9
Aerospace & technologies	194.1	175.4	400.4	335.3
Net sales	$2,032.8	$1,842.5	$3,727.0	$3,207.4

Net Earnings
Metal beverage packaging, Americas	$82.6	$67.0	$176.4	$120.5

Metal beverage packaging, Europe/Asia	92.6	67.5	137.5	95.6
Property insurance gain (Note 5)	–	74.1	–	74.1
Total metal beverage packaging, Europe/Asia	92.6	141.6	137.5	169.7

Metal food & household products packaging, Americas	11.1	4.4	10.9	7.5
Business consolidation gains (costs) (Note 5)	–	0.4	–	(1.7)
Total metal food & household products packaging, Americas	11.1	4.8	10.9	5.8

Plastic packaging, Americas	7.1	8.8	9.4	10.4
Aerospace & technologies	15.6	8.3	35.2	17.8
Segment earnings before interest and taxes	209.0	230.5	369.4	324.2
Corporate undistributed expenses, net	(16.0)	(6.7)	(23.7)	(19.2)
Earnings before interest and taxes	193.0	223.8	345.7	305.0
Interest expense	(38.1)	(37.6)	(76.0)	(60.9)
Tax provision	(52.3)	(61.1)	(89.0)	(77.6)
Minority interests	(0.1)	(0.2)	(0.2)	(0.4)
Equity in results of affiliates	3.4	4.9	6.6	8.1
Net earnings	$105.9	$129.8	$187.1	$174.2

($ in millions)	As of July 1, 2007	As of December 31, 2006
Total Assets
Metal beverage packaging, Americas	$1,170.6	$1,147.2
Metal beverage packaging, Europe/Asia	2,507.4	2,412.7
Metal food & household products packaging, Americas (a)	1,168.3	1,094.9
Plastic packaging, Americas (a)	580.6	609.0
Aerospace & technologies	269.4	268.2
Segment assets	5,696.3	5,532.0
Corporate assets, net of eliminations	228.8	308.9
Total assets	$5,925.1	$5,840.9

(a)
Amounts in 2006 have been retrospectively adjusted for the transfer of a plastic pail product line with assets of approximately
$65 million from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment, which occurred as of January 1, 2007.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Acquisitions

U.S. Can Corporation

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million) pursuant to the provisions of a merger agreement dated February 14, 2006, among Ball, U.S. Can and the shareholders of U.S. Can (merger agreement). Contemporaneously with the acquisition, Ball refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees and $42 million of acquired net operating tax loss carryforwards expected to be realized over the next several years. The acquired operations are included in the metal food and household products packaging, Americas, segment, except for a plastic pail product line that was transferred to the company’s plastic packaging, Americas, segment effective January 1, 2007, for which 2006 amounts have been retrospectively adjusted. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

Pursuant to the merger agreement, a certain portion of the common share consideration issued for the acquisition of U.S. Can was placed in escrow and was subsequently converted into cash, which remains in escrow. During the second quarter of 2007, Ball asserted claims against the former shareholders of U.S. Can, and the escrowed cash will be used to satisfy such claims to the extent they are agreed to or sustained.

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

Following is a summary of the net assets acquired in the U.S. Can and Alcan transactions. The valuations were performed by management, including identification and valuation of acquired intangible assets and of liabilities, including development and assessment of associated costs of consolidation and integration plans. The company also engaged third party experts to assist management in valuing certain assets and liabilities including inventory; property, plant and equipment; intangible assets and pension and other post-retirement obligations. During the first quarter of 2007, the company completed its valuation of the acquired assets and liabilities and revised the purchase price allocations accordingly. The final purchase price allocations resulted primarily in an increase in identifiable intangible assets for both acquisitions.

($ in millions)	U.S. Can (Metal Food & Household Products Packaging, Americas)	Alcan (Plastic Packaging, Americas)	Total

Cash	$0.2	$–	$0.2
Property, plant and equipment	164.6	73.6	238.2
Goodwill	353.2	48.6	401.8
Intangibles	63.9	33.7	97.6
Other assets, primarily inventories and receivables	220.1	40.1	260.2
Liabilities assumed (excluding refinanced debt), primarily current	(184.1)	(11.3)	(195.4)
Net assets acquired	$617.9	$184.7	$802.6

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Acquisitions (continued)

With the assistance of an independent valuation firm, the customer relationships and acquired technologies of both acquisitions were identified as valuable intangible assets, and the company assigned them an estimated life of 20 years based on the valuation firm’s estimates. Because the acquisition of U.S. Can was a stock purchase, neither the goodwill nor the intangible assets are deductible for U.S. income tax purposes only if, and until such time as, the stock is sold. However, because the Alcan acquisition was an asset purchase, the amortization of goodwill and intangible assets is deductible for U.S. tax purposes.

5.	Business Consolidation Activities and Property Insurance Gain

2006

Metal Beverage Packaging, Europe/Asia

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. A €26.7 million ($33.8 million) fixed asset write down was recorded in 2006 to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a pretax gain of €58.4 million ($74.1 million) was recorded in the consolidated statement of earnings in the second quarter of 2006. This pretax gain was revised to €59.6 million ($75.5 million) by the end of 2006. In accordance with the final agreement reached with the insurance company in November 2006, the final property insurance proceeds of €37.6 million ($48.6 million) were received in January 2007. Additionally, €12.8 million ($17.2 million) and €21.1 million ($28.1 million) were recognized in cost of sales during the second quarter and first six months of 2007, respectively, for insurance recoveries related to business interruption costs. Approximately €5.9 million of additional business interruption recoveries have been agreed upon with the insurance carrier and will be recognized during the third and fourth quarters of 2007.

Metal Food & Household Products Packaging, Americas

In the second quarter of 2006, earnings of $0.4 million ($0.2 million after tax) were recorded to reflect the net proceeds on the disposition of fixed assets previously written down in a 2005 business consolidation charge.

In the first quarter of 2006, a pretax charge of $2.1 million ($1.4 million after tax) was recorded to shut down a metal food can production line in Canada. The charge was subsequently reduced by $0.7 million in the fourth quarter of 2006 to reflect a gain on the disposition of the plant’s fixed assets on the completion of the shut down activities.

In October 2006 the company announced plans to close two manufacturing facilities in North America as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in the year of U.S. Can. A pretax charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter related to the Burlington, Ontario, plant closure, including $7.8 million of severance costs, $16.8 million of pension costs and $9 million of other costs. The closure of the Alliance, Ohio, plant, estimated to cost approximately $1 million for employee and other costs, was treated as an opening balance sheet item related to the acquisition. Operations have ceased at both plants and payments of $8.6 million were made in the first six months of 2007 against the reserves.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Business Consolidation Activities and Property Insurance Gain (continued)

Summary

The following table summarizes the 2007 year-to-date activity related to the amounts provided for business consolidation activities:

($ in millions)	Fixed Assets/ Spare Parts	Employee Costs	Other	Total

Balance at December 31, 2006	$6.7	$14.1	$4.3	$25.1
Payments	–	(8.1)	(2.8)	(10.9)
Disposal of spare parts	(1.5)	–	–	(1.5)
Balance at July 1, 2007	$5.2	$6.0	$1.5	$12.7

The remaining reserves are expected to be utilized during 2007 and 2008. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was $14.3 million at July 1, 2007.

6.	Receivables

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $225 million at July 1, 2007, and $201.3 million at December 31, 2006, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

7.	Inventories

($ in millions)	July 1, 2007	December 31, 2006

Raw materials and supplies	$386.2	$445.6
Work in process and finished goods	512.6	489.8
	$898.8	$935.4

Historically the cost of the majority of metal beverage packaging, Americas, and metal food and household products packaging, Americas, inventories were determined using the LIFO method of accounting. During the fourth quarter of 2006, the company determined that the FIFO method of inventory accounting better matches revenues and expenses in accordance with sales contract terms. Therefore, in the fourth quarter of 2006, the accounting policy was changed to record all inventories using the FIFO method of accounting. For comparative purposes, the 2006 statements of earnings and cash flows have been retrospectively adjusted on a FIFO basis in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

7.	Inventories (continued)

The following table summarizes the effect of the accounting change on the company’s consolidated financial statements:

	Three Months Ended July 2, 2006		Six Months Ended July 2, 2006
($ in millions, except per share amounts)	As Originally Reported	As Adjusted for Accounting Change	As Originally Reported	As Adjusted for Accounting Change

Consolidated statements of earnings:
Cost of sales	$1,550.0	$1,554.8	$2,706.3	$2,711.5
Tax provision	(63.0)	(61.1)	(79.7)	(77.6)
Net earnings	132.7	129.8	177.3	174.2
Basic earnings per share	1.28	1.25	1.71	1.68
Diluted earnings per share	1.26	1.23	1.69	1.66

Consolidated statements of cash flows:
Deferred taxes			14.3	12.2
Change in working capital			(275.6)	(270.4)

8.	Property, Plant and Equipment

($ in millions)	July 1, 2007	December 31, 2006

Land	$89.8	$88.5
Buildings	796.8	764.1
Machinery and equipment	2,816.6	2,618.6
Construction in progress	128.3	215.1
	3,831.5	3,686.3
Accumulated depreciation	(1,917.7)	(1,810.3)
	$1,913.8	$1,876.0

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $65.5 million and $126.7 million for the three months and six months ended July 1, 2007, respectively, and $60.7 million and $112.5 million for the three months and six months ended July 2, 2006, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2006	$279.4	$1,020.6	$389.0	$84.7	$1,773.7
Purchase accounting adjustments (a)	–	–	(4.7)	(1.0)	(5.7)
Transfer of plastic pail product line	–	–	(30.0)	30.0	–
FIN 48 adoption adjustments (Notes 2 and 12)	–	(9.3)	–	–	(9.3)
Effects of foreign currency exchange rates	–	24.9	–	0.2	25.1
Balance at July 1, 2007	$279.4	$1,036.2	$354.3	$113.9	$1,783.8

(a)	Related to the final purchase price allocations for the U.S. Can and Alcan acquisitions discussed in Note 4.

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

10.	Intangibles and Other Assets

($ in millions)	July 1, 2007	December 31, 2006

Investments in affiliates	$78.3	$76.5
Intangibles (net of accumulated amortization of $80 at July 1, 2007, and $70.7 at December 31, 2006)	126.8	116.2
Company-owned life insurance	83.4	77.5
Deferred tax asset	23.2	34.9
Property insurance receivable (Note 5)	–	49.7
Other	59.3	75.1
	$371.0	$429.9

Total amortization expense of intangible assets amounted to $4.4 million and $8.2 million for the three months and six months ended July 1, 2007, respectively, and $4.2 million and $7 million for the comparable periods in 2006, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Debt and Interest Costs

Long-term debt consisted of the following:

	July 1, 2007			December 31, 2006
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $2.9 in 2007 and $3.2 in 2006)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.8 in 2007 and $0.9 in 2006)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	85.0	170.7	₤	85.0	166.4
Term B Loan, euro denominated		€350.0	473.7		€350.0	462.0
Term C Loan, Canadian dollar denominated	C$	129.0	121.1	C$	134.0	114.9
Term D Loan, U.S. dollar denominated		$500.0	500.0		$500.0	500.0
U.S. dollar multi-currency revolver borrowings		$10.0	10.0		$15.0	15.0
British sterling multi-currency revolver borrowings	₤	4.0	8.0	₤	4.0	7.8
Canadian dollar multi-currency revolver borrowings	C$	10.0	9.4		–	–
Industrial Development Revenue Bonds
Floating rates due through 2015		$13.0	13.0		$20.0	20.0
Other	Various		20.8	Various		25.5
			2,326.7			2,311.6
Less: Current portion of long-term debt			(93.7)			(41.2)
			$2,233.0			$2,270.4

At July 1, 2007, approximately $678 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $335 million at July 1, 2007, of which $68.4 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at July 1, 2007, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Income Taxes

Effective January 1, 2007, Ball adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As of the date of adoption, the accrual for uncertain tax positions was $45.8 million and the cumulative effect of the adoption was an increase in the reserve for uncertain tax positions of $2.1 million. The accrual includes an $11.4 million charge to opening retained earnings and a $9.3 million reduction in goodwill. An additional adjustment was made to increase goodwill by $1.2 million in the opening balance sheet of the acquisition of U.S. Can. During the six months ended July 1, 2007, the accrual has been increased by $2.1 million, primarily related to interest on accrued uncertain tax positions.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations

($ in millions)	July 1, 2007	December 31, 2006

Total defined benefit pension liability	$520.1	$510.6
Less current portion	(25.2)	(24.1)
Long-term defined benefit pension liability	494.9	486.5
Retiree medical and other postemployment benefits	200.8	191.1
Deferred compensation plans	143.5	144.0
Other	10.4	26.1
	$849.6	$847.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	July 1, 2007			July 2, 2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.3	$2.1	$12.4	$7.2	$2.2	$9.4
Interest cost	11.8	7.5	19.3	11.0	6.9	17.9
Expected return on plan assets	(13.6)	(4.5)	(18.1)	(12.1)	(4.0)	(16.1)
Amortization of prior service cost	0.3	(0.1)	0.2	1.2	–	1.2
Recognized net actuarial loss	3.4	1.1	4.5	4.9	0.8	5.7
Subtotal	12.2	6.1	18.3	12.2	5.9	18.1
Non-company sponsored plans	0.3	–	0.3	0.2	–	0.2
Net periodic benefit cost	$12.5	$6.1	$18.6	$12.4	$5.9	$18.3

	Six Months Ended
	July 1, 2007			July 2, 2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$20.4	$4.3	$24.7	$14.3	$4.4	$18.7
Interest cost	23.5	14.8	38.3	21.9	13.4	35.3
Expected return on plan assets	(27.2)	(8.9)	(36.1)	(24.1)	(7.8)	(31.9)
Amortization of prior service cost	0.4	(0.2)	0.2	2.5	(0.1)	2.4
Recognized net actuarial loss	6.8	2.3	9.1	9.8	1.6	11.4
Subtotal	23.9	12.3	36.2	24.4	11.5	35.9
Non-company sponsored plans	0.6	0.1	0.7	0.5	–	0.5
Net periodic benefit cost	$24.5	$12.4	$36.9	$24.9	$11.5	$36.4

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $26.8 million in the first six months of 2007 ($37.3 million in 2006). The total required contributions to these funded plans are expected to be approximately $56 million in 2007. Additionally, as part of the company’s overall debt reduction plan, we anticipate contributing up to an incremental $45 million ($27 million after tax) to our North American pension plans during the fourth quarter of 2007. Payments to participants in the unfunded German plans were €8.8 million ($11.8 million) in the first six months of 2007 and are expected to be approximately €19 million (approximately $25 million) for the full year.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations (continued)

In accordance with new United Kingdom pension regulations, Ball has provided an £8 million guarantee to the plan for its defined benefit plan in the United Kingdom. If the company’s credit rating falls below specified levels, Ball will be required to either: (1) contribute an additional £8 million to the plan, (2) provide a letter of credit to the plan in that amount or (3) provide a lien on company assets to the plan in that amount. The guarantee can be removed upon approval by both Ball and the pension plan trustees.

14.    Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) include the cumulative effect of foreign currency translation, pension and other postretirement items and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Effective Financial Derivatives(a) (net of tax)	Pension and Other Postretirement Items (net of tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2006	$131.8	$0.6	$(161.9)	$(29.5)
Change	16.8	12.8	5.5	35.1
July 1, 2007	$148.6	$13.4	$(156.4)	$5.6

(a)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended		Six Months Ended
($ in millions)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net earnings	$105.9	$129.8	$187.1	$174.2
Foreign currency translation adjustment	9.0	21.7	16.8	30.7
Effect of derivative instruments	8.7	2.4	12.8	0.5
Pension and other postretirement items	2.8	11.5	5.5	11.5
Comprehensive earnings	$126.4	$165.4	$222.2	$216.9

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.    Shareholders’ Equity and Comprehensive Earnings (continued)

Stock-Based Compensation Programs

The company has shareholder approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. A summary of stock option activity for the six months ended July 1, 2007, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	4,852,978	$26.69	1,286,937	$10.27
Granted	949,200	49.32	949,200	11.22
Vested			(473,607)	10.12
Exercised	(702,746)	20.86
Canceled/forfeited	(20,050)	41.99	(20,050)	10.40
End of period	5,079,382	31.67	1,742,480	10.83

Vested and exercisable, end of period	3,336,902	24.26
Reserved for future grants	4,789,342

The options granted in April 2007 included 402,168 stock-settled stock appreciation rights which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at July 1, 2007, was 6.6 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $109.2 million. The weighted average remaining contractual term for options vested and exercisable at July 1, 2007, was 5.2 years and the aggregate intrinsic value was $96.5 million. The company received $10.2 million from options exercised during the three months ended July 1, 2007. The intrinsic value associated with these exercises was $12.1 million and the associated tax benefit of $3.8 million was reported as other financing activities in the condensed consolidated statement of cash flows. During the six months ended July 1, 2007, the company received $14.7 million from options exercised. The intrinsic value associated with exercises for that period was $20.2 million and the associated tax benefit reported as other financing activities was $6.7 million.

Based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in April 2007 have an estimated weighted average fair value at the date of grant of $11.22 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

Expected dividend yield	0.81%
Expected stock price volatility	17.94%
Risk-free interest rate	4.55%
Expected life of options	4.75 years
Forfeiture rate	12.00%

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

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier in stages if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Grants under the plan are accounted for as equity awards and compensation expense is recorded based upon the fair value of the shares at the grant date.

In April 2007 the company’s board of directors granted 170,000 performance-contingent restricted stock units, which will cliff vest if the company’s return on average invested capital during a 33-month performance period is equal to or exceeds the company’s estimated cost of capital. If the performance goal is not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the fair value (closing market price) of the shares at the grant date. On a quarterly basis, the company will reassess the probability of the goal being met and will adjust compensation expense as appropriate.

For the three and six months ended July 1, 2007, the company recognized in selling, general and administrative expense pretax expense of $12.6 million ($7.6 million after tax) and $17.4 million ($10.5 after tax), respectively, for share-based compensation arrangements, which represented $0.07 per basic and diluted share for the second quarter of 2007 and $0.10 per basic and diluted share for the first six months. For the three and six months ended July 2, 2006, the company recognized pretax expense of $4.2 million ($2.5 million after tax) and $7.3 million ($4.4 million after tax) for such arrangements, which represented $0.02 per basic and diluted share and $0.04 per basic and diluted share, respectively, for those periods. At July 1, 2007, there was $38.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted-average period of 2.9 years.

15.   Earnings Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts; shares in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Diluted Earnings per Share:
Net earnings	$105.9	$129.8	$187.1	$174.2

Weighted average common shares	101,542	103,655	101,826	103,449
Effect of dilutive securities	1,623	1,550	1,548	1,684
Weighted average shares applicable to diluted earnings per share	103,165	105,205	103,374	105,133

Diluted earnings per share	$1.03	$1.23	$1.81	$1.66

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Earnings Per Share (continued)

The following outstanding options were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Three Months Ended		Six Months Ended
Option Price:	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
$39.74	−	700,700	–	–
$43.69	−	905,000	867,025	905,000
$49.32	949,200	−	949,200	−
	949,200	1,605,700	1,816,225	905,000

16.	Contingencies

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

During the second quarter of 2007, Miller Brewing Company (customer) asserted various claims against Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, alleging that BMBCC has breached its contract with the customer for the supply of aluminum beverage containers. The customer alleges, among other things, that Ball breached contract provisions relating to the pricing of the aluminum components of container costs and claims sizeable damages for breach of contract. BMBCC disputes the claims and asserts that it has performed in accordance with the supply contract. The parties are engaging in non-binding mediation under the supply contract and, if the dispute is not settled through mediation scheduled for the fourth quarter of 2007, the contract provides for the matter to be finally settled by arbitration. BMBCC and the customer are continuing to perform under the supply contract during the pendency of this matter. The company believes that BMBCC has meritorious defenses against the customer’s claims, although, because of the uncertainties inherent in the mediation or arbitration process, it is unable to predict the outcome. The outcome is uncertain, and the company’s view is that under SFAS No. 5, “Accounting for Contingencies,” a loss is not probable and the amount of the loss, if any, cannot be reasonably estimated.

The IRS has proposed to disallow Ball’s deductions of interest expense for the tax years 2000 through 2004 incurred on loans under a company-owned life insurance plan that was established in 1986. Ball has disputed the IRS’s claims, and the company believes the interest deductions will be sustained as filed.

Our information at this time does not indicate that the above matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

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

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, expanding volume and increasing pricing. In 2008 we expect to complete a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that is expected to result in productivity gains and cost reductions beginning this year. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by increasing capacity in some of our European can manufacturing facilities. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant was replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant. All three lines were in commercial production by the end of the second quarter of 2007. The company regularly evaluates expansion opportunities in growing international markets, including Europe and the PRC.

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

Management uses various measures to evaluate company performance. The primary financial metric we use is economic value added (tax-effected operating earnings, as defined by the company, less a charge for net operating assets employed). Our goal is to increase economic value added on an annual basis. Other financial metrics we use are earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production efficiency and spoilage rates, quality control figures, safety statistics and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

During the fourth quarter of 2006, the company changed its method of inventory accounting for certain inventories in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. Effective January 1, 2007, a plastic pail product line with expected annual net sales of $59 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. The three months and six months ended July 2, 2006, have been retrospectively adjusted to conform to the current presentation for the changes in expense allocation and inventory accounting method, as well as the transfer of the plastic pail product line.

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture metal container products used in beverage packaging. This segment accounted for 40 percent of consolidated net sales in the second quarter of 2007 (40 percent in 2006) and 39 percent in the first six months (42 percent in 2006). Sales were 9 percent higher in the first six months of 2007 than in 2006 as a result of higher sales prices, which were primarily due to rising aluminum prices and the pass through of various cost increases to customers.

Segment earnings of $82.6 million in the second quarter of 2007 were 23 percent higher than the second quarter 2006 earnings of $67 million while earnings of $176.4 million in the first six months of 2007 were 46 percent higher than the prior year earnings of $120.5 million for the same period. Contributing to the higher earnings in 2007 were gains from purchases of raw materials in advance of scheduled price increases combined with the positive cost impacts from new end technology projects and improved production efficiencies in our manufacturing facilities. Reductions in energy costs also contributed to the improved earnings performance.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions. As part of this focus, we plan to invest in additional custom can capacity in the second half of 2007.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment includes metal beverage packaging products manufactured and sold in Europe and Asia, as well as plastic containers manufactured and sold in Asia. This segment accounted for 26 percent of consolidated net sales in the second quarter of 2007 and 25 percent in the first six months (23 percent in both periods of 2006). Segment sales in the second quarter and first six months of 2007 were 24 percent and 26 percent higher, respectively, compared to the same periods of the prior year due largely to strong demand, market growth, higher volumes, price recovery initiatives and the strength of the euro. Higher segment volumes were aided by overall market dynamics in Europe and the PRC that favor beverage cans, as well as growth in Europe of custom can volumes. While the return of the metal beverage can to the German market, following the mandatory deposit legislation previously reported on, has been slow, demand in southern and eastern Europe experienced double-digit percentage growth in the first six months of 2007.

Segment earnings were $92.6 million in the second quarter of 2007 and $137.5 million in the first six months compared to $141.6 million and $169.7 million for the same periods in 2006, respectively. The second quarter of 2006 included a $74.1 million property insurance gain related to a fire at the company’s Hassloch, Germany, metal beverage can plant (further details are provided below). Earnings in 2007 were favorably impacted by increased sales volumes; price recovery initiatives; a stronger euro; and manufacturing and selling, general and administrative cost control programs. These improvements were partially offset by higher raw material, freight and energy costs.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. A €26.7 million ($33.8 million) fixed asset write down was recorded in 2006 to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a pretax gain of €58.4 million ($74.1 million) was recorded in the consolidated statement of earnings in the second quarter of 2006. This pretax gain was revised to €59.6 million ($75.5 million) by the end of 2006. In accordance with the final agreement reached with the insurance company in November 2006, the final property insurance proceeds of €37.6 million ($48.6 million) were received in January 2007. Additionally, €12.8 million ($17.2 million) and €21.1 million ($28.1 million) were recognized in cost of sales during the second quarter and first six months of 2007, respectively, for insurance recoveries related to business interruption costs. A total of €5.9 million of additional business interruption recoveries has been agreed upon with the insurance carrier and will be recognized during the third and fourth quarters of 2007.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The company acquired U.S. Can Corporation (U.S. Can) on March 27, 2006, and with that acquisition, added to its metal food can manufacturing the production of aerosol cans, paint cans and custom and specialty cans. Effective January 1, 2007, responsibility for a plastic pail product line was transferred to the plastic packaging, Americas, segment. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer.

Segment sales, which comprised 14 percent of consolidated net sales in the second quarter of 2007 (16 percent in 2006) and 15 percent in the first six months (15 percent in 2006), were 4 percent below the second quarter of 2006 and 16 percent above the first six months. The decrease in the second quarter was due to lower sales volumes in the quarter compared to a year ago, while the increase in the first six months was due to the inclusion of sales from the acquisition of U.S. Can, partially offset by lower food can volumes.

Segment earnings were $11.1 million in the second quarter of 2007 compared to $4.8 million in the second quarter of 2006, and $10.9 million in the first six months of 2007 compared to $5.8 million in 2006. The first quarter of 2006 included a pretax charge of $2.1 million ($1.4 million after tax) related to the shut down of a food can manufacturing line in Canada. The second quarter of 2006 included earnings of $0.4 million related to the 2005 closure of a Canadian plant. The improvement in earnings in the second quarter of 2007 was due to improved manufacturing performance in 2007 and higher cost of sales in the second quarter of 2006 due to inventory step-up costs relating to the U.S. Can acquisition, partially offset by higher material costs and lower sales volumes in 2007. The improvement in earnings in the first six months of 2007 was due to the favorable factors discussed above, partially offset by higher costs in the first quarter of 2007 as a result of poor manufacturing performance in late 2006 carried into 2007 and higher manufacturing costs and inefficiencies attributable to ongoing integration efforts related to the closure of our Burlington, Ontario, manufacturing facility in the fourth quarter of 2006.

Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada, which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications. On March 28, 2006, Ball acquired certain North American plastic bottle container assets from Alcan Packaging (Alcan), including two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. Effective January 1, 2007, the plastic packaging, Americas, segment assumed responsibility for the plastic pail assets acquired as part of the U.S. Can acquisition. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer.

Segment sales, which accounted for 10 percent of consolidated net sales in both the second quarter and first six months of 2007 (11 percent and 10 percent for the comparable periods in 2006), were up 1 percent compared to the second quarter of 2006, and 20 percent higher than the first six months of 2006. The segment sales increase in the first six months of 2007 was related to the Alcan and U.S. Can acquisitions in March 2006, as well as higher PET sales volumes and prices compared to 2006. The segment sales increase in the second quarter of 2007 was attributable to higher bottle volumes and prices on existing business lines. We continue to focus our PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets, and we have added specialty container production capacity in these areas to accommodate anticipated new demand.  In the polypropylene plastic container area, development efforts are primarily focused on custom packaging markets.

Segment earnings of $7.1 million in the second quarter of 2007 and $9.4 million in the first six months were lower than 2006 earnings of $8.8 million and $10.4 million for the same periods, respectively. The lower earnings were largely due to lower margins related to the temporary idling of PET bottle production capacity attributable to lower-than-expected custom PET sales volumes and higher labor and depreciation costs.

Aerospace & Technologies

Aerospace and technologies segment sales, which represented 10 percent of consolidated net sales in the second quarter of 2007 (10 percent in 2006) and 11 percent in the first six months (10 percent in 2006), were 11 percent higher in the second quarter of 2007 than in 2006 and 19 percent higher in the first six months. The higher sales were due to new programs, increased scope on previously awarded contracts and cost overruns. Segment earnings were $15.6 million in the second quarter of 2007 compared to $8.3 million in 2006 and $35.2 million in the first six months compared to $17.8 million in 2006. Earnings improvement through the second quarter of 2007 was due to an improved contract mix as a consequence of newer, more profitable programs.

Contracted backlog in the aerospace and technologies segment at July 1, 2007, was $753 million compared to a backlog of $886 million at December 31, 2006. The backlog at the end of the second quarter does not include the award to Ball in July 2007 of a contract valued at more than $120 million to build the Operational Land Imager for the eighth Landsat Data Continuity Mission. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $87.3 million in the second quarter of 2007 compared to $73.5 million for the same period in 2006 and $169.5 million in the first six months of 2007 compared to $143.8 million in the first six months of 2006. Contributing to higher expenses in 2007 compared to 2006 were $4.5 million of additional SG&A from the U.S. Can acquisition, expense of $9.2 million associated with the mark-to-market adjustment of a deferred stock incentive compensation plan and normal compensation and benefit increases, including incentive compensation. Also, a $5.8 million out-of-period adjustment was included in SG&A expenses in the first quarter of 2006.

Interest and Taxes

Consolidated interest expense was $38.1 million for the second quarter of 2007 compared to $37.6 million in the same period of 2006 and $76 million for the first six months of 2007 compared to $60.9 million for the same period in 2006. The higher expense in 2007 was primarily due to higher average borrowings in connection with the company’s acquisitions in March 2006, as well as higher foreign exchange rates and interest rates on foreign currency borrowings in Europe, partially offset by the reduced debt levels in second quarter 2007 versus second quarter 2006.

The consolidated effective income tax rate was 33 percent for the first six months of 2007 compared to 32 percent for the same period in 2006. The tax rate was higher in 2007 primarily due to the current impact of Financial Interpretation No. (FIN) 48, which the company adopted as of January 1, 2007; slightly lower projected tax credits in 2007; the expiration, on December 31, 2006, of the extraterritorial income exclusion for exporters, which was partially offset by an increase in the 2007 manufacturing deduction percentage; and a shift in the pretax income mix to higher tax jurisdictions. In addition, the 2006 effective tax rate included a discrete period $1.4 million tax benefit recorded upon the settlement of certain tax matters, as well as the tax benefit for some non-recurring deductions, including a Canadian rationalization charge. Details regarding the adoption of FIN 48 are included in Note 12 to the unaudited condensed consolidated financial statements within Item 1 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations were $251.1 million in the first six months of 2007 compared to cash flows used of $66.2 million in the first six months of 2006. The improvement over 2006 was primarily due to higher net earnings, lower receivables and inventories and lower income tax payments.

Based on information currently available, we estimate 2007 capital spending to be approximately $300 million, net of property insurance recoveries, compared to 2006 net capital spending of $218.3 million.

Interest-bearing debt decreased to $2,395.1 million at July 1, 2007, compared to $2,451.7 million at December 31, 2006, primarily due to lower receivables and inventories, partially offset by higher common stock repurchases and a higher euro. We intend to allocate our operating cash flow in the balance of 2007 to debt reduction, dividends and common stock repurchases. Our stock repurchase program, net of issuances, is expected to be around $200 million in 2007 compared to $45.7 million in 2006. Through the first six months of 2007, we repurchased $95.3 million of our common stock, net of issuances, including the $51.9 million settlement in January 2007 of a forward contract commenced in December 2006.

Total required contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $56 million in 2007. As part of the company’s overall debt reduction plan, we anticipate contributing up to an incremental $45 million ($27 million after tax) to our North American pension plans during the fourth quarter of 2007. We expect these incremental contributions to bring the North American pension plans’ funding to the 95 percent level. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2007 and revised estimates of 2007 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €19 million for the full year (approximately $25 million).

At July 1, 2007, approximately $678 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of up to $335 million at the end of the second quarter, of which $68.4 million was outstanding and due on demand.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $225 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $225 million at July 1, 2007, and $201.3 million at December 31, 2006, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

The company was in compliance with all loan agreements at July 1, 2007, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

In accordance with new United Kingdom pension regulations, Ball has provided an £8 million guarantee to the plan for its defined benefit plan in the United Kingdom. If the company’s credit rating falls below specified levels, Ball will be required to either: (1) contribute an additional £8 million to the plan, (2) provide a letter of credit to the plan in that amount or (3) provide a lien on company assets to the plan in that amount. The guarantee can be removed upon approval by both Ball and the pension plan trustees.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and can end sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms may include a fixed price or an upper limit to the aluminum component of pricing. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges to match commodity price risk with sales contracts.

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

Outstanding derivative contracts at the end of the second quarter of 2007 expire within five years. Included in shareholders’ equity at July 1, 2007, within accumulated other comprehensive earnings, is approximately $6.9 million of net gain associated with these contracts, of which $1.6 million of net gain is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains and/or losses on these derivative contracts will be offset by higher and/or lower costs on metal purchases.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $16.8 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $15.8 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on metal. Actual results may vary based on actual changes in market prices and rates.

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

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at July 1, 2007, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Swap agreements expire at various times within the next four years. Included in shareholders’ equity at July 1, 2007, within accumulated other comprehensive earnings, is approximately $6.5 million of net gain associated with these contracts, of which $1.5 million of net earnings is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $1.5 million of net gain related to the termination or deselection of hedges is included in the above accumulated other comprehensive earnings at July 1, 2007. The amount recognized in 2007 earnings related to terminated hedges is insignificant.

Based on our interest rate exposure at July 1, 2007, assumed floating rate debt levels through the second quarter of 2008 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $6.9 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the second quarter 2007 expire within five years. At July 1, 2007, there were no amounts included in accumulated other comprehensive earnings for these items.

Considering the company’s derivative financial instruments outstanding at July 1, 2007, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $25.1 million after-tax reduction of net earnings over a one-year period. This amount includes the $15.8 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $85.3 million. Actual changes in market prices or rates may differ from hypothetical changes.

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

During the second quarter of 2007, Miller Brewing Company (customer) asserted various claims against Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, alleging that BMBCC has breached its contract with the customer for the supply of aluminum beverage containers. The customer alleges, among other things, that Ball breached contract provisions relating to the pricing of the aluminum components of container costs and claims sizeable damages for breach of contract. BMBCC disputes the claims and asserts that it has performed in accordance with the supply contract. The parties are engaging in non-binding mediation under the supply contract and, if the dispute is not settled through mediation scheduled for the fourth quarter of 2007, the contract provides for the matter to be finally settled by arbitration. BMBCC and the customer are continuing to perform under the supply contract during the pendency of this matter. The company believes that BMBCC has meritorious defenses against the customer’s claims, although, because of the uncertainties inherent in the mediation or arbitration process, it is unable to predict the outcome.

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al.  (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes upon certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. A new trial date has been set for December 4, 2007.

Based on the information available to the company at the present time, the company does not believe that the above matters will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended July 1, 2007.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 2 to April 29, 2007	326,499		$48.27	326,499	7,282,144
April 30 to May 27, 2007	58,411		$51.71	58,411	7,223,733
May 28 to July 1, 2007	7,011		$53.54	7,011	7,216,722
Total	391,921	(a)	$48.88	391,921

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended July 1, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

The company held the Annual Meeting of Shareholders on April 25, 2007. Matters voted upon by proxy, and the results of the votes, were as follows:

	For	Against/ Withheld	Abstained/ Broker Non-Vote

Election of directors for terms expiring in 2010:
Hanno C. Fiedler	70,648,409	16,757,922	–
John F. Lehman	69,728,287	17,678,044	–
Georgia R. Nelson	85,120,128	2,286,203	–
Erik H. Van der Kaay	70,734,789	16,671,542	–

Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2007	85,954,147	781,477	670,707

Item 5.    Other Information

There were no events required to be reported under Item 5 for the quarter ended July 1, 2007.

Item 6.    Exhibits

20	Subsidiary Guarantees of Debt

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	August 1, 2007

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
July 1, 2007

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