Form 10-Q/A
period 2006-07-02
BALL CORP
filed 2007-10-17
CIK 9389

Certain portions of the exhibit, EX-10, have been omitted based upon a request for confidential treatment.  The non-public information has been filed with the Commission.

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
July 2, 2006

EXHIBIT INDEX

Description	Exhibit

Ball Corporation Acquisition-Related, Special Incentive Plan – Combined Metal Food & Household Products Packaging Division and Plastics Packaging Division, which provides for certain cash incentive payments based upon the attainment of certain performance criteria (Form of the plan filed herewith.)
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