Form 10-Q
period 2007-09-30
BALL CORP
filed 2007-11-07
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☒                                                         Accelerated filer ☐                                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2007
Common Stock, without par value	100,498,666 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2007

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net sales	$1,992.1	$1,822.3	$5,719.1	$5,029.7
Legal settlement (Note 5)	(85.6)	–	(85.6)	–
Total net sales	1,906.5	1,822.3	5,633.5	5,029.7

Costs and expenses
Cost of sales (excluding depreciation and amortization) (a)	1,659.5	1,516.7	4,736.4	4,228.2
Depreciation and amortization (Notes 8 and 10)	71.8	64.5	206.7	184.0
Property insurance gain (Note 5)	−	(2.8)	−	(76.9)
Business consolidation costs (Notes 5 and 16)	−	−	−	1.7
Selling, general and administrative (Note 1)	84.3	66.5	253.8	210.3
	1,815.6	1,644.9	5,196.9	4,547.3

Earnings before interest and taxes (a)	90.9	177.4	436.6	482.4

Interest expense	(36.2)	(37.2)	(112.2)	(98.1)

Earnings before taxes	54.7	140.2	324.4	384.3
Tax provision (Note 12) (a)	3.1	(36.6)	(85.9)	(114.2)
Minority interests	(0.1)	(0.1)	(0.3)	(0.5)
Equity results in affiliates	3.2	3.6	9.8	11.7

Net earnings (a)	$60.9	$107.1	$248.0	$281.3

Earnings per share (Note 15) (a):
Basic	$0.60	$1.04	$2.44	$2.72
Diluted	$0.59	$1.02	$2.40	$2.68

Weighted average common shares outstanding (in thousands) (Note 15):
Basic	101,422	103,292	101,691	103,397
Diluted	102,997	104,901	103,372	105,124

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.30	$0.30

(a)
The 2006 periods have been retrospectively adjusted for the company’s change in the fourth quarter of 2006 from the last-in, first-out method of inventory accounting for two of its segments to the first-in, first-out method. Additional details are available in Note 7.

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$79.4	$151.5
Receivables, net (Note 6)	852.8	579.5
Inventories, net (Note 7)	867.6	935.4
Deferred taxes, prepaid expenses and other (Note 12)	80.1	94.9
Total current assets	1,879.9	1,761.3

Property, plant and equipment, net (Note 8)	1,941.0	1,876.0
Goodwill (Notes 4 and 9)	1,837.8	1,773.7
Intangibles and other assets, net (Note 10)	356.7	429.9
Total Assets	$6,015.4	$5,840.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$169.4	$181.3
Accounts payable	737.5	732.4
Accrued employee costs	216.3	201.1
Income taxes payable (Note 12)	35.2	71.8
Other current liabilities (Note 5)	266.4	267.7
Total current liabilities	1,424.8	1,454.3

Long-term debt (Note 11)	2,228.9	2,270.4
Employee benefit obligations (Note 13)	857.8	847.7
Deferred taxes and other liabilities (Note 12)	145.3	102.1
Total liabilities	4,656.8	4,674.5

Contingencies (Note 17)
Minority interests	1.3	1.0

Shareholders’ equity (Note 14)
Common stock (160,881,984 shares issued – 2007; 160,026,936 shares issued – 2006)	752.1	703.4
Retained earnings	1,741.0	1,535.3
Accumulated other comprehensive earnings (loss)	32.1	(29.5)
Treasury stock, at cost (59,759,605 shares – 2007; 55,889,948 shares – 2006)	(1,167.9)	(1,043.8)
Total shareholders’ equity	1,357.3	1,165.4
Total Liabilities and Shareholders’ Equity	$6,015.4	$5,840.9

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

($ in millions)	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash Flows from Operating Activities
Net earnings (a)	$248.0	$281.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	206.7	184.0
Legal settlement (Note 5)	85.6	–
Property insurance gain (Note 5)	−	(76.9)
Business consolidation costs (Notes 5 and 16)	−	1.7
Deferred taxes (Note 7) (a)	(7.7)	27.7
Other, net	27.1	(41.0)
Changes in working capital components, excluding effects of acquisitions (Note 7) (a)	(154.5)	(260.7)
Cash provided by operating activities	405.2	116.1

Cash Flows from Investing Activities
Additions to property, plant and equipment	(222.9)	(187.6)
Business acquisitions, net of cash acquired (Note 4)	−	(786.4)
Property insurance proceeds (Note 5)	48.6	32.4
Other, net	(5.4)	9.7
Cash used in investing activities	(179.7)	(931.9)

Cash Flows from Financing Activities
Long-term borrowings	16.8	984.1
Repayments of long-term borrowings	(31.5)	(100.9)
Change in short-term borrowings	(106.9)	7.0
Proceeds from issuance of common stock	38.0	27.9
Acquisitions of treasury stock	(193.1)	(72.6)
Common dividends	(30.4)	(30.7)
Other, net	8.3	(2.1)
Cash provided by (used in) financing activities	(298.8)	812.7

Effect of exchange rate changes on cash	1.2	1.2

Change in cash and cash equivalents	(72.1)	(1.9)
Cash and cash equivalents - beginning of period	151.5	61.0
Cash and cash equivalents - end of period	$79.4	$59.1

(a)
The nine months ended October 1, 2006, have been retrospectively adjusted for the company’s change in the fourth quarter of 2006 from the last-in, first-out method of inventory accounting for two of its segments to the first-in, first-out method. Additional details are available in Note 7.

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

During the fourth quarter of 2006, Ball’s management changed the company’s method of inventory accounting from last-in, first-out (LIFO) to first-in, first-out (FIFO) in the metal beverage packaging, Americas, and the metal food and household products packaging, Americas, segments. Results for the three months and nine months ended October 1, 2006, have been retrospectively adjusted on a FIFO basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 154 (see Note 7).

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.	Principles of Consolidation and Basis of Presentation (continued)

Management has determined that the effect on the consolidated statement of changes in shareholders’ equity for this change in presentation was not material to the 2006 consolidated financial statements taken as a whole. Comprehensive earnings for 2006 will be revised in future presentations of the consolidated statements of changes in shareholders’ equity.

2.	New Accounting Standards

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard, which will be effective for Ball as of January 1, 2008, is currently under evaluation by the company. At this time, we do not expect to elect the fair value option for any eligible items and did not early adopt the standard in the first quarter of 2007 as permitted.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard, which will be effective for Ball as of January 1, 2008, is currently under evaluation by the company.

In June 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 became effective for Ball beginning on January 1, 2007. The adoption of FIN 48 included a net increase in uncertain tax liabilities of $2.1 million to a total of $45.8 million, excluding $1.2 million accrued in the opening balance sheet of the acquisition of U.S. Can Corporation (see Note 4). The company records the related interest expense and penalties, if any, as a tax expense, consistent with the practice prior to adoption.  Additional details about the adoption of FIN 48 are provided in Note 12. In May 2007 the FASB amended FIN 48 by issuing FSP FIN 48-1, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN 48-1 did not result in any changes to the amounts recorded upon the initial adoption of FIN 48 or during the nine months ended September 30, 2007.

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

In the fourth quarter of 2006, the company changed its method of inventory accounting in the metal beverage packaging, Americas, and the metal food and household products packaging, Americas, segments from LIFO to FIFO (see Note 1). Effective January 1, 2007, a plastic pail product line with expected annual net sales of $55 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. The three months and nine months ended October 1, 2006, have been retrospectively adjusted to conform to the current presentation for the change in inventory accounting method, as well as the transfer of the plastic pail product line.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net Sales
Metal beverage packaging, Americas	$728.8	$659.6	$2,182.9	$1,992.6
Legal settlement (Note 5)	(85.6)	–	(85.6)	–
Total metal beverage packaging, Americas	643.2	659.6	2,097.3	1,992.6
Metal beverage packaging, Europe/Asia	522.4	425.1	1,446.7	1,159.8
Metal food & household products packaging, Americas	349.5	366.0	912.3	850.5
Plastic packaging, Americas	195.0	201.2	580.3	521.1
Aerospace & technologies	196.4	170.4	596.9	505.7
Net sales	$1,906.5	$1,822.3	$5,633.5	$5,029.7

Net Earnings
Metal beverage packaging, Americas	$65.0	$73.0	$241.4	$193.5
Legal settlement (Note 5)	(85.6)	–	(85.6)	–
Metal beverage packaging, Americas	(20.6)	73.0	155.8	193.5

Metal beverage packaging, Europe/Asia	81.0	63.2	218.5	158.8
Property insurance gain (Note 5)	−	2.8	−	76.9
Total metal beverage packaging, Europe/Asia	81.0	66.0	218.5	235.7

Metal food & household products packaging, Americas	14.5	19.7	25.4	27.2
Business consolidation costs (Note 5)	−	−	−	(1.7)
Total metal food & household products packaging, Americas	14.5	19.7	25.4	25.5

Plastic packaging, Americas	7.7	7.9	17.1	18.3
Aerospace & technologies	18.3	15.6	53.5	33.4
Segment earnings before interest and taxes	100.9	182.2	470.3	506.4
Corporate undistributed expenses, net	(10.0)	(4.8)	(33.7)	(24.0)
Earnings before interest and taxes	90.9	177.4	436.6	482.4
Interest expense	(36.2)	(37.2)	(112.2)	(98.1)
Tax provision	3.1	(36.6)	(85.9)	(114.2)
Minority interests	(0.1)	(0.1)	(0.3)	(0.5)
Equity in results of affiliates	3.2	3.6	9.8	11.7
Net earnings	$60.9	$107.1	$248.0	$281.3

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

($ in millions)	As of September 30, 2007	As of December 31, 2006

Total Assets
Metal beverage packaging, Americas	$1,169.2	$1,147.2
Metal beverage packaging, Europe/Asia	2,584.6	2,412.7
Metal food & household products packaging, Americas (a)	1,214.4	1,094.9
Plastic packaging, Americas (a)	577.7	609.0
Aerospace & technologies	292.8	268.2
Segment assets	5,838.7	5,532.0
Corporate assets, net of eliminations	176.7	308.9
Total assets	$6,015.4	$5,840.9

(a)
Amounts in 2006 have been retrospectively adjusted for the transfer of a plastic pail product line with assets of approximately $65 million from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment, which occurred as of January 1, 2007.

4.	Acquisitions

U.S. Can Corporation

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million) pursuant to the provisions of a merger agreement dated February 14, 2006, among Ball, U.S. Can and the shareholders of U.S. Can (merger agreement). Contemporaneously with the acquisition, Ball refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and over the next several years, expects to realize approximately $42 million of acquired net operating tax loss carryforwards. The acquired operations are included in the metal food and household products packaging, Americas, segment, except for a plastic pail product line that was transferred to the company’s plastic packaging, Americas, segment effective January 1, 2007, for which 2006 amounts have been retrospectively adjusted. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

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

With the assistance of an independent valuation firm, the customer relationships and acquired technologies of both acquisitions were identified as valuable intangible assets, and the company assigned to them an estimated life of 20 years based on the valuation firm’s estimates. Because the acquisition of U.S. Can was a stock purchase, neither the goodwill nor the intangible assets are deductible for U.S. income tax purposes unless, and until such time as, the stock is sold. However, because the Alcan acquisition was an asset purchase, the amortization of goodwill and intangible assets is deductible for U.S. tax purposes.

5.	Legal Settlement, Property Insurance Gain and Business Consolidation Activities

2007

Legal Settlement

During the second quarter of 2007, Miller Brewing Company (Miller), a U.S. customer, asserted various claims against a wholly owned subsidiary of the company, primarily related to the pricing of the aluminum component of the containers supplied by the subsidiary.  On October 4, 2007, the dispute was settled in mediation. Ball will continue to supply all of Miller’s beverage can and end business through 2015 and Miller will receive $85.6 million ($51.8 million after tax), with approximately $70 million to be paid in the first quarter of 2008 (recorded on the consolidated balance sheet in other current liabilities). The remainder of the third quarter accrual will be recovered over the life of the contract. Third quarter net sales and pretax earnings have been reduced by the $85.6 million charge.

Details about a fourth quarter 2007 announcement regarding business consolidation activities are available in Note 16, “Subsequent Events.”

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Legal Settlement, Property Insurance Gain and Business Consolidation Activities (continued)

2006

Property Insurance Gain

On April 1, 2006, a fire in the Hassloch, Germany, metal beverage can plant in the company’s metal beverage packaging, Europe/Asia, segment damaged a significant portion of the plant’s building and machinery and equipment. A €26.7 million ($33.8 million) fixed asset write down was recorded in 2006 to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a pretax gain of €58.4 million ($74.1 million) was recorded in the consolidated statement of earnings in the second quarter of 2006. This pretax gain was revised to €59.6 million ($75.5 million) by the end of 2006. In accordance with the final agreement reached with the insurance company in November 2006, the final property insurance proceeds of €37.6 million ($48.6 million) were received in January 2007. Additionally, €5.1 million ($7 million) and €26.2 million ($35.1 million) were recognized in cost of sales during the third quarter and first nine months of 2007, respectively, for insurance recoveries related to business interruption costs. Approximately €0.8 million of additional business interruption recoveries have been agreed upon with the insurance carrier and will be recognized during the fourth quarter of 2007.

Business Consolidation Activities

Through the first two quarters of 2006, a net pretax charge of $1.7 million ($1.2 million after tax) was recorded in the metal food and household products packaging, Americas, segment, primarily to shut down a metal food can production line in Whitby, Ontario.

In the fourth quarter of 2006, the company recorded a pretax charge of $33.6 million ($27.4 million after tax) to close two manufacturing facilities in North America as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in the year of U.S. Can. The charge included $7.8 million of severance costs, $16.8 million of pension costs and $9 million of other costs. Operations have ceased at both plants and payments of $9.8 million were made in the first nine months of 2007 against the reserves.

Summary

The following table summarizes the 2007 year-to-date activity related to the amounts provided for business consolidation activities:

($ in millions)	Fixed Assets/ Spare Parts	Employee Costs	Other	Total

Balance at December 31, 2006	$6.7	$14.1	$4.3	$25.1
Payments	–	(8.4)	(3.7)	(12.1)
Asset dispositions and other	(1.3)	–	(0.3)	(1.6)
Balance at September 30, 2007	$5.4	$5.7	$0.3	$11.4

The remaining reserves are expected to be utilized during 2007 and 2008. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was $15.3 million at September 30, 2007.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.	Receivables

The company’s receivables include trade accounts receivable and other types of receivables, including non-income tax receivables, such as property tax and sales tax, insurance claims receivable and other similar items. At September 30, 2007, receivables included $763.1 million of trade accounts receivable and $89.7 million of other receivables and at December 31, 2006, they included $422.2 million of trade accounts receivable and $157.3 million of other receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million (increased from $225 million in August 2007). The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $170 million at September 30, 2007, and $201.3 million at December 31, 2006, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

7.	Inventories

($ in millions)	September 30, 2007	December 31, 2006

Raw materials and supplies	$357.8	$445.6
Work in process and finished goods	509.8	489.8
	$867.6	$935.4

Historically the cost of the majority of metal beverage packaging, Americas, and metal food and household products packaging, Americas, inventories was determined using the LIFO method of accounting. During the fourth quarter of 2006, the company determined that the FIFO method of inventory accounting better matches revenues and expenses in accordance with sales contract terms. Therefore, in the fourth quarter of 2006, the accounting policy was changed to record all inventories using the FIFO method of accounting. For comparative purposes, the 2006 statements of earnings and cash flows have been retrospectively adjusted on a FIFO basis in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”

The following table summarizes the effect of the accounting change on the company’s consolidated financial statements:

	Three Months Ended October 1, 2006		Nine Months Ended October 1, 2006
($ in millions, except per share amounts)	As Originally Reported	As Adjusted for Accounting Change	As Originally Reported	As Adjusted for Accounting Change

Consolidated statements of earnings:
Cost of sales	$1,526.0	$1,516.7	$4,232.3	$4,228.2
Tax provision	32.9	36.6	112.6	114.2
Net earnings	101.5	107.1	278.8	281.3
Basic earnings per share	0.98	1.04	2.70	2.72
Diluted earnings per share	0.97	1.02	2.65	2.68

Consolidated statements of cash flows:
Deferred taxes			26.1	27.7
Change in working capital components			(256.6)	(260.7)

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

8.	Property, Plant and Equipment

($ in millions)	September 30, 2007	December 31, 2006

Land	$91.8	$88.5
Buildings	812.6	764.1
Machinery and equipment	2,895.6	2,618.6
Construction in progress	141.2	215.1
	3,941.2	3,686.3
Accumulated depreciation	(2,000.2)	(1,810.3)
	$1,941.0	$1,876.0

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $67.4 million and $194.1 million for the three months and nine months ended September 30, 2007, respectively, and $60.8 million and $173.3 million for the three months and nine months ended October 1, 2006, respectively.

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2006	$279.4	$1,020.6	$389.0	$84.7	$1,773.7
Purchase accounting adjustments (a)	–	−	(4.7)	(1.0)	(5.7)
Transfer of plastic pail product line	−	−	(30.0)	30.0	−
FIN 48 adoption adjustments (Notes 2 and 12)	−	(9.3)	−	−	(9.3)
Effects of foreign currency exchange rates	–	78.7	−	0.4	79.1
Balance at September 30, 2007	$279.4	$1,090.0	$354.3	$114.1	$1,837.8

(a)	Related to the final purchase price allocations for the U.S. Can and Alcan acquisitions discussed in Note 4.

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Intangibles and Other Assets

($ in millions)	September 30, 2007	December 31, 2006

Investments in affiliates	$76.9	$76.5
Intangibles (net of accumulated amortization of $87.1 at September 30, 2007, and $70.7 at December 31, 2006)	124.6	116.2
Company-owned life insurance	87.3	77.5
Deferred tax asset	8.6	34.9
Property insurance receivable (Note 5)	−	49.7
Other	59.3	75.1
	$356.7	$429.9

Total amortization expense of intangible assets amounted to $4.4 million and $12.6 million for the three months and nine months ended September 30, 2007, respectively, and $3.7 million and $10.7 million for the comparable periods in 2006, respectively.

11.	Debt and Interest Costs

Long-term debt consisted of the following:

	September 30, 2007			December 31, 2006
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $2.8 in 2007 and $3.2 in 2006)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.8 in 2007 and $0.9 in 2006)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	85.0	173.9	₤	85.0	166.4
Term B Loan, euro denominated		€350.0	499.1		€350.0	462.0
Term C Loan, Canadian dollar denominated	C$	129.0	129.7	C$	134.0	114.9
Term D Loan, U.S. dollar denominated		$500.0	500.0		$500.0	500.0
U.S. dollar multi-currency revolver borrowings		$10.0	10.0		$15.0	15.0
British sterling multi-currency revolver borrowings	₤	4.0	8.2	₤	4.0	7.8
Canadian dollar multi-currency revolver borrowings	C$	7.5	7.5		−	−
Industrial Development Revenue Bonds
Floating rates due through 2015		$13.0	13.0		$20.0	20.0
Other	Various		20.5	Various		25.5
			2,361.9			2,311.6
Less: Current portion of long-term debt			(133.0)			(41.2)
			$2,228.9			$2,270.4

At September 30, 2007, approximately $683 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $342 million at September 30, 2007, of which $36.4 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at September 30, 2007, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Income Taxes

The third quarter 2007 provision for income taxes was reduced by $10.8 million to adjust for the impact on deferred taxes of enacted income tax rate reductions in Germany and the United Kingdom. This benefit was offset by $3.8 million of additional taxes, primarily for reduced tax credits and a lower manufacturer’s deduction in the U.S. as a result of the legal settlement with a customer.

Upon completion of the company’s analysis during the third quarter of 2007, the tax provision was further reduced by $17.2 million related to the overall impact of a tax loss pertaining to the company’s Canadian operations. This benefit was offset by an additional income tax accrual of $7 million under FIN 48 to adjust the income tax liability to reflect the final settlement in the quarter with the Internal Revenue Service for interest deductions on incurred loans from a company-owned life insurance plan. The total accrual for the settlement for the applicable prior years 2000-2004 under examination and unaudited years 2005 through 2007 year-to-date was $18.4 million, including interest. The settlement resulted in a majority of the interest deductions being sustained with prospective application that results in no significant impact to future earnings per share or cash flows.  The accrual for uncertain tax positions was $56.8 million at September 30, 2007, of which approximately $8.6 million represents potential interest expense. No penalties have been accrued.

The third quarter ended October 1, 2006, included a discrete period tax benefit of $6.4 million related to the settlement of various tax matters.

13.	Employee Benefit Obligations

($ in millions)	September 30, 2007	December 31, 2006

Total defined benefit pension liability	$515.9	$510.6
Less current portion	(26.6)	(24.1)
Long-term defined benefit pension liability	489.3	486.5
Retiree medical and other postemployment benefits	202.6	191.1
Deferred compensation plans	153.0	144.0
Other	12.9	26.1
	$857.8	$847.7

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations (continued)

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	September 30, 2007			October 1, 2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.3	$2.3	$12.6	$6.4	$2.3	$8.7
Interest cost	11.8	7.7	19.5	12.3	6.9	19.2
Expected return on plan assets	(13.7)	(4.7)	(18.4)	(13.8)	(4.1)	(17.9)
Amortization of prior service cost	0.3	(0.2)	0.1	0.3	(0.1)	0.2
Recognized net actuarial loss	3.3	1.3	4.6	4.3	0.9	5.2
Subtotal	12.0	6.4	18.4	9.5	5.9	15.4
Non-company sponsored plans	0.3	−	0.3	0.3	–	0.3
Net periodic benefit cost	$12.3	$6.4	$18.7	$9.8	$5.9	$15.7

	Nine Months Ended
	September 30, 2007			October 1, 2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$30.7	$6.6	$37.3	$20.7	$6.7	$27.4
Interest cost	35.3	22.5	57.8	34.2	20.3	54.5
Expected return on plan assets	(40.9)	(13.6)	(54.5)	(37.9)	(11.9)	(49.8)
Amortization of prior service cost	0.7	(0.4)	0.3	2.8	(0.2)	2.6
Recognized net actuarial loss	10.1	3.6	13.7	14.1	2.5	16.6
Subtotal	35.9	18.7	54.6	33.9	17.4	51.3
Non-company sponsored plans	0.9	0.1	1.0	0.8	–	0.8
Net periodic benefit cost	$36.8	$18.8	$55.6	$34.7	$17.4	$52.1

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $58.9 million in the first nine months of 2007 ($58.6 million in 2006). The total minimum required contributions to these funded plans are expected to be approximately $57 million in 2007. As part of the company’s overall debt reduction plan, we anticipate contributing up to an incremental $45 million ($27 million after tax) over the minimum required contributions to our North American pension plans during the fourth quarter of 2007. Payments to participants in the unfunded German plans were €13.2 million ($17.8 million) in the first nine months of 2007 and are expected to be approximately €19 million (approximately $26 million) for the full year.

In accordance with new United Kingdom pension regulations, Ball has provided an £8 million guarantee to its defined benefit plan in the United Kingdom. If the company’s credit rating falls below specified levels, Ball will be required to either: (1) contribute an additional £8 million to the plan; (2) provide a letter of credit to the plan in that amount or (3) if imposed by the appropriate regulatory agency, provide a lien on company assets in that amount for the benefit of the plan. The guarantee can be removed upon approval by both Ball and the pension plan trustees.

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

($ in millions)	Foreign Currency Translation	Effective Financial Derivatives(a) (net of tax)	Pension and Other Postretirement Items (net of tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2006	$131.8	$0.6	$(161.9)	$(29.5)
Change	56.2	(1.6)	7.0	61.6
September 30, 2007	$188.0	$(1.0)	$(154.9)	$32.1

(a)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net earnings	$60.9	$107.1	$248.0	$281.3
Foreign currency translation adjustment	39.4	(2.2)	56.2	28.5
Effect of derivative instruments	(14.4)	2.7	(1.6)	3.2
Pension and other postretirement items	1.5	−	7.0	11.5
Comprehensive earnings	$87.4	$107.6	$309.6	$324.5

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. A summary of stock option activity for the nine months ended September 30, 2007, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	4,852,978	$26.69	1,286,937	$10.27
Granted	949,200	49.32	949,200	11.22
Vested			(497,857)	9.98
Exercised	(847,653)	21.00
Canceled/forfeited	(40,400)	42.70	(40,400)	10.54
End of period	4,914,125	31.91	1,697,880	10.88

Vested and exercisable, end of period	3,216,245	24.38
Reserved for future grants	4,784,331

The options granted in April 2007 included 402,168 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at September 30, 2007, was 6.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $107.3 million. The weighted average remaining contractual term for options vested and exercisable at September 30, 2007, was 5 years and the aggregate intrinsic value was $94.5 million. The company received $3.1 million from options exercised during the three months ended September 30, 2007. The intrinsic value associated with these exercises was $4.7 million and the associated tax benefit of $1.6 million was reported as other financing activities in the condensed consolidated statement of cash flows. During the nine months ended September 30, 2007, the company received $17.8 million from options exercised. The intrinsic value associated with exercises for that period was $24.9 million and the associated tax benefit reported as other financing activities was $8.3 million.

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

In addition to stock options, the company issues to certain employees restricted shares, which vest over various periods but generally in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date.

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

In April 2007 the company’s board of directors granted 170,000 performance-contingent restricted stock units to key employees, which will cliff vest if the company’s return on average invested capital during a 33-month performance period is equal to or exceeds the company’s estimated cost of capital. If the performance goal is not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the fair value (closing market price) of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goal being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the third quarter 2007.

For the three and nine months ended September 30, 2007, the company recognized in selling, general and administrative expenses pretax expense of $4.5 million ($2.8 million after tax) and $21.9 million ($13.3 million after tax), respectively, for share-based compensation arrangements, which represented $0.03 per basic and diluted share for the third quarter of 2007 and $0.13 per basic and diluted share for the first nine months. For the three and nine months ended October 1, 2006, the company recognized pretax expense of $2.8 million ($1.7 million after tax) and $10.1 million ($6.1 million after tax) for such arrangements, which represented $0.02 per basic and diluted share and $0.06 per basic and diluted share, respectively, for those periods. At September 30, 2007, there was $34.9 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted-average period of 2.7 years.

15.	Earnings per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts; shares in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Diluted Earnings per Share:
Net earnings	$60.9	$107.1	$248.0	$281.3

Weighted average common shares	101,422	103,292	101,691	103,397
Effect of dilutive securities	1,575	1,609	1,681	1,727
Weighted average shares applicable to diluted earnings per share	102,997	104,901	103,372	105,124

Diluted earnings per share	$0.59	$1.02	$2.40	$2.68

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Earnings per Share (continued)

The following outstanding options were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Three Months Ended		Nine Months Ended
Option Price:	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

$ 39.74	−	694,600	–	–
$ 43.69	−	901,200	89,250	901,200
$ 49.32	944,600	−	944,600	–
	944,600	1,595,800	1,033,850	901,200

16.	Subsequent Events

On October 24, 2007, Ball announced plans to close two manufacturing facilities and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. Ball will close its food and household products packaging facilities in Tallapoosa, Georgia, and Commerce, California, both of which manufacture aerosol and general line cans. The two plant closures will result in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two aerosol lines into existing Ball facilities. An after-tax charge of approximately $26 million will be recorded in the fourth quarter. The cash costs of these actions, which are planned to be completed in early 2009, are expected to be offset by proceeds on asset dispositions and tax recoveries.

On October 24, 2007, Ball announced the discontinuance of the company’s discount on the reinvestment of dividends associated with Ball’s dividend reinvestment and voluntary stock purchase plan for non-employee shareholders. The 5 percent discount was discontinued on November 1, 2007.

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

From time to time, the company is subject to routine litigation incidental to its businesses, as well as regulatory audits and investigations. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites.

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

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, expanding volume and increasing pricing. In 2009 we expect to complete the project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that has this year begun to result in productivity gains and cost reductions in the metal beverage packaging, Americas, segment. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by increasing capacity in some of our European can manufacturing facilities. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant was replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant. All three lines were in commercial production by the end of the second quarter of 2007. Additionally, the company has announced plans for speeding up lines in Europe and is considering additional can and end manufacturing capacity there as well. The company regularly evaluates expansion opportunities in growing international markets, including existing and developing markets in Europe, the PRC, Brazil and other parts of the world.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers. As part of this focus, we plan to install a new 24-ounce can production line in our Monticello, Indiana, facility in time for 2008 summer sales.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately one-third fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. The segment’s failure to be awarded certain key contracts could adversely affect its performance during 2008 compared to 2007.

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

During the fourth quarter of 2006, the company changed its method of inventory accounting for certain inventories in the metal beverage, Americas, and the metal food and household products packaging, Americas, segments from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Effective January 1, 2007, a plastic pail product line with expected annual net sales of $59 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. The three months and nine months ended October 1, 2006, have been retrospectively adjusted to conform to the current presentation for the FIFO inventory accounting method and the transfer of the plastic pail product line.

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture metal container products used in beverage packaging. During the second quarter of 2007, Miller Brewing Company (Miller), a U.S. customer, asserted various claims against a wholly owned subsidiary of the company, primarily related to the pricing of the aluminum component of the containers supplied to Miller.  On October 4, 2007, the dispute was settled in mediation. Ball will continue to supply all of Miller’s beverage can and end business through 2015 and Miller will receive $85.6 million ($51.8 million after tax), with approximately $70 million to be paid in the first quarter of 2008. The remainder of the third quarter accrual will be recovered over the life of the contract. Segment sales and earnings were reduced by the $85.6 million charge.

Including the reduction of net sales resulting from the customer settlement, this segment accounted for 34 percent of consolidated net sales in the third quarter of 2007 (36 percent in 2006) and 37 percent in the first nine months (40 percent in 2006). Sales were 5 percent higher in the first nine months of 2007 than in 2006 as a result of higher sales prices, which were primarily due to rising aluminum prices and the pass through of various cost increases to customers.  These favorable factors were offset by the customer settlement which had the effect of decreasing sales by 4 percent in 2007 as compared to 2006.

Including the effect of the customer settlement, the segment had a loss of $20.6 million in the third quarter of 2007, compared to third quarter 2006 earnings of $73 million. Earnings of $155.8 million in the first nine months of 2007 were 19 percent lower than the prior year earnings of $193.5 million for the same period. Excluding the $85.6 million settlement, earnings were $241.4 million, or 25 percent higher than in the prior year. Third quarter 2007 comparable segment earnings were lower due to sales mix, claims and certain higher costs compared to third quarter 2006. Contributing to the higher segment earnings, before the settlement, in the first nine months of 2007 were gains from purchases of raw materials in advance of scheduled price increases, lower manufacturing costs due to the impacts from the new end technology project, improved production efficiencies and reduced energy costs.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, as well as cans with added functional attributes for new products and product line extensions.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment includes metal beverage packaging products manufactured and sold in Europe and Asia, as well as plastic containers manufactured and sold in Asia. This segment accounted for 27 percent of consolidated net sales in the third quarter of 2007 and 26 percent in the first nine months (23 percent in the respective periods in 2006). Segment sales in the third quarter and first nine months of 2007 were 23 percent and 25 percent higher, respectively, compared to the same periods of the prior year due largely to strong demand, market growth, higher sales volumes, higher pricing and the strength of the euro. Higher segment volumes were aided by overall market dynamics in Europe and the PRC that favor beverage cans, as well as growth in Europe of custom can volumes. Offsetting these favorable trends was colder and wetter than normal summer weather in many parts of Europe.

Segment earnings were $81 million in the third quarter of 2007 and $218.5 million in the first nine months compared to $66 million and $235.7 million for the same periods in 2006, respectively. The third quarter and first nine months of 2006 included $2.8 million and $76.9 million, respectively, of property insurance gains related to the fire at the company’s Hassloch, Germany, metal beverage can plant (further details are provided below). Earnings in 2007 were favorably impacted by increased sales volumes; price recovery initiatives; a stronger euro; and manufacturing and selling, general and administrative cost control programs. These improvements were partially offset by higher raw material, freight and energy costs.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. A €26.7 million ($33.8 million) fixed asset write down was recorded in 2006 to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, pretax gains of €58.4 million ($74.1 million) and €2.2 million ($2.8 million) were recorded in the consolidated statement of earnings in the second and third quarters of 2006, respectively. The total pretax gain was revised to €59.6 million ($75.5 million) by the end of 2006. In accordance with the final agreement reached with the insurance company in November 2006, the final property insurance proceeds of €37.6 million ($48.6 million) were received in January 2007. Additionally, €5.1 million ($7 million) and €26.2 million ($35.1 million) were recognized as reductions of cost of sales during the third quarter and first nine months of 2007, respectively, for insurance recoveries related to business interruption costs. A total of €0.8 million of additional business interruption recoveries has been agreed upon with the insurance carrier and will be recognized during the fourth quarter of 2007.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The company acquired U.S. Can Corporation (U.S. Can) on March 27, 2006, and with that acquisition, added to its metal food can business the production and sale of aerosol cans, paint cans and decorative specialty cans. Effective January 1, 2007, responsibility for a plastic pail product line was transferred to the plastic packaging, Americas, segment. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer.

Segment sales, which comprised 18 percent of consolidated net sales in the third quarter of 2007 (20 percent in 2006) and 16 percent in the first nine months (17 percent in 2006), were 5 percent below the third quarter of 2006 and 7 percent above the first nine months. The decrease in the third quarter was due to lost business that impacted third quarter 2007 sales volumes along with customer operating issues, including a fire in a customer’s factory, and unfavorable weather conditions in the Midwest. The increase in the first nine months was due to the inclusion of sales from the acquisition of U.S. Can, partially offset by the unfavorable factors discussed above.

Segment earnings were $14.5 million in the third quarter of 2007 compared to $19.7 million in the third quarter of 2006, and $25.4 million in the first nine months of 2007 compared to $25.5 million in the same period in 2006. The decrease in earnings in the third quarter of 2007 was due to lower sales volumes, for the reasons discussed above, and increased raw material costs. The flat earnings in the first nine months of 2007 compared to the first nine months of 2006 was due to increased raw material costs, offset by improved manufacturing performance in 2007 and higher cost of sales in the second quarter of 2006 due to inventory step-up costs relating to the U.S. Can acquisition. The first nine months of 2006 included a net pretax charge of $1.7 million ($1.2 million after tax), primarily related to the shut down of a food can manufacturing line in Whitby, Ontario.

Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada, which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications. On March 28, 2006, Ball acquired certain North American plastic bottle container assets from Alcan Packaging (Alcan), including two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. Effective January 1, 2007, the plastic packaging, Americas, segment assumed responsibility for plastic pail assets acquired as part of the U.S. Can acquisition. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer.

Segment sales, which accounted for 10 percent of consolidated net sales in both the third quarter and first nine months of 2007 (11 percent and 10 percent for the comparable periods in 2006), were down 3 percent compared to the third quarter of 2006, and 11 percent higher than the first nine months of 2006. The segment sales increase in the first nine months of 2007 was related to the March 2006 Alcan acquisition and the inclusion of the acquired U.S. Can plastic pail business, as well as higher PET sales volumes and prices compared to 2006. The segment sales decrease in the third quarter of 2007 was attributable to lower bottle volumes, partially offset by higher prices on existing business lines due to the pass through of resin cost increases. In view of the substandard performance of our PET business, we continue to focus our PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets.  In the polypropylene plastic container area, development efforts are primarily focused on custom packaging markets.

Segment earnings of $7.7 million in the third quarter of 2007 and $17.1 million in the first nine months were lower than 2006 earnings of $7.9 million and $18.3 million for the same periods, respectively. The lower earnings were largely due to lower margins related to the temporary idling of PET bottle production capacity attributable to lower-than-expected custom PET sales volumes and higher labor and depreciation costs.

Aerospace & Technologies

Aerospace and technologies segment sales, which represented 10 percent of consolidated net sales in the third quarter of 2007 (9 percent in 2006) and 11 percent in the first nine months (10 percent in 2006), were 15 percent higher in the third quarter of 2007 than in 2006 and 18 percent higher in the first nine months. The higher sales for both periods were due to new programs, increased scope on previously awarded contracts and cost overruns. Segment earnings were $18.3 million in the third quarter of 2007 compared to $15.6 million in 2006 and $53.5 million in the first nine months compared to $33.4 million for the same period in 2006. Earnings improvement through the third quarter of 2007 was due to an improved contract mix and better program execution.

Contracted backlog in the aerospace and technologies segment at September 30, 2007, was $882 million compared to a backlog of $886 million at December 31, 2006. Comparisons of backlog are not necessarily indicative of the trend of future operations.

For additional information on our segment operations, see the Summary of Business by Segment in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Subsequent Event

On October 24, 2007, Ball announced plans to close two manufacturing facilities and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. Ball will close its food and household products packaging facilities in Tallapoosa, Georgia, and Commerce, California, both of which manufacture aerosol and general line cans. The two plant closures will result in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two aerosol lines into existing Ball facilities. An after-tax charge of approximately $26 million will be recorded in the fourth quarter and, once completed in early 2009, these actions are expected to yield annualized pretax cost savings in excess of $15 million. The cash costs of these actions are expected to be offset by proceeds on asset dispositions and tax recoveries.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $84.3 million in the third quarter of 2007 compared to $66.5 million for the same period in 2006 and $253.8 million in the first nine months of 2007 compared to $210.3 million in the first nine months of 2006. Contributing to higher expenses in 2007 compared to 2006 were $4.5 million of additional SG&A from the U.S. Can acquisition, expense of $9.6 million associated with the mark-to-market adjustment of a deferred stock incentive compensation plan, higher research and development costs, increased sales and marketing efforts and normal compensation and benefit increases, including incentive compensation. Also, a $5.8 million out-of-period adjustment was included in SG&A expenses in the first quarter of 2006 (discussed in further detail in Note 1 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report).

Interest and Taxes

Consolidated interest expense was $36.2 million for the third quarter of 2007 compared to $37.2 million for the same period of 2006 and $112.2 million for the first nine months of 2007 compared to $98.1 million for the same period in 2006. The higher expense in 2007 was primarily due to higher average borrowings in connection with the company’s acquisitions in March 2006, as well as higher foreign exchange rates and interest rates on foreign currency borrowings in Europe, partially offset by the reduced debt levels in the third quarter of 2007 compared to the third quarter of 2006.

The consolidated effective income tax rate was 26.5 percent for the first nine months of 2007 compared to 29.7 percent for the same period in 2006. The lower rate in 2007 was primarily the result of a tax benefit recorded at the marginal rate on the legal settlement of a customer claim and net tax benefit adjustments of $17.2 million recorded in the third quarter of 2007, as compared to $6.4 million in 2006. The $17.2 million third quarter net reduction in the tax provision was a result of enacted income tax rate reductions in Germany and the United Kingdom and a tax loss related to the company’s Canadian operations. These benefits were offset by a tax provision to adjust for the final settlement negotiations concluded in the quarter with the Internal Revenue Service (IRS)

related to a company-owned life insurance plan (discussed below). Without the above reduction in the benefit in the third quarter of 2007, the effective tax rate for 2007 would be higher than 2006 due to the following: (1) the impact of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which the company adopted as of January 1, 2007; (2) lower projected tax credits in 2007; (3) the expiration in 2007 of the extraterritorial income exclusion for exporters and (4) a shift in the pretax income mix to higher tax jurisdictions.

The company concluded final settlement negotiations with the IRS on the deductibility of interest expense on incurred loans from a company-owned life insurance plan. An additional accrual of $7 million was made in the quarter under FIN 48 to adjust the accrued liability to the final settlement of $18.4 million, including interest, for the years 2000-2004, which were under examination, and for the unaudited years 2005-2007 (year-to-date). This settlement included agreement on the prospective treatment of interest deductibility on the policy loans, which will not have a significant impact on earnings per share, cash flow or liquidity in future periods.

Further details are available in Note 12 to the unaudited condensed consolidated financial statements within Item 1 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations were $405.2 million in the first nine months of 2007 compared to $116.1 million in the first nine months of 2006. The improvement over 2006 was primarily due to higher net earnings before the legal settlement in 2007 and the insurance gain in 2006 related to the Hassloch fire. The improvement in 2007 was also the result of reduced changes in working capital components and lower income tax payments.

Based on information currently available, we estimate 2007 capital spending to be approximately $300 million, net of property insurance recoveries, compared to 2006 net capital spending of $218.3 million.

Interest-bearing debt decreased to $2,398.3 million at September 30, 2007, compared to $2,451.7 million at December 31, 2006, primarily due to improved cash flows from operations, partially offset by higher common stock repurchases, higher capital spending and a higher euro. We intend to allocate our operating cash flow in the balance of 2007 to common stock repurchases and pension funding. Our stock repurchase program, net of issuances, is expected to be approximately $200 million in 2007 compared to $45.7 million in 2006. Through the first nine months of 2007, we repurchased $155.1 million of our common stock, net of issuances, including the $51.9 million settlement in January 2007 of a forward contract commenced in December 2006.

Total required contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $57 million in 2007. As part of the company’s overall debt reduction plan, we anticipate contributing up to an incremental $45 million ($27 million after tax) over the minimum required contributions to our North American pension plans during the fourth quarter of 2007. We expect these incremental contributions to bring the North American pension plans’ funding to the 95 percent level. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2007 and revised estimates of 2007 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €19 million for the full year (approximately $26 million).

At September 30, 2007, approximately $683 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of up to $342 million at the end of the third quarter, of which $36.4 million was outstanding and due on demand.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million (increased from $225 million in August 2007). The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $170 million at September 30, 2007, and $201.3 million at December 31, 2006, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

The company was in compliance with all loan agreements at September 30, 2007, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

In accordance with new United Kingdom pension regulations, Ball has provided an £8 million guarantee to the plan for its defined benefit plan in the United Kingdom. If the company’s credit rating falls below specified levels, Ball will be required to either: (1) contribute an additional £8 million to the plan; (2) provide a letter of credit to the plan in that amount or (3) if imposed by the appropriate regulatory agency, provide a lien on company assets in that amount for the benefit of the plan. The guarantee can be removed upon approval by both Ball and the pension plan trustees.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into can and can end sales contracts, which generally include aluminum-based pricing terms that consider price fluctuations under our commercial supply contracts for aluminum purchases. Such terms may include a fixed price or an upper limit to the aluminum component of pricing, although fixed prices or upper limits have been used much less frequently in recent years given the significant increase in aluminum ingot prices. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges to match commodity price risk with sales contracts.

Most of the plastic packaging, Americas, sales contracts negotiated through the end of the third quarter include provisions to pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Many of our metal food and household products packaging, Americas, sales contracts negotiated through the end of the third quarter either include provisions permitting us to pass through some or all steel cost changes we incur or incorporate annually negotiated steel costs. We anticipate that we will be able to pass through the majority of the steel price increases that occur through the end of 2007 and into 2008.

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

Outstanding derivative contracts at the end of the third quarter of 2007 expire within five years. Included in shareholders’ equity at September 30, 2007, within accumulated other comprehensive earnings, is approximately $6.3 million of net loss associated with these contracts, of which $7.1 million of net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months. Gains and/or losses on these derivative contracts will be offset by higher and/or lower costs on metal purchases.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $14.1 million after-tax reduction of net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be an $11.6 million after-tax reduction of net earnings over a one-year period for foreign currency exposures on metal. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for energy such as natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our utility prices could result in an estimated $10.1 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in our diesel fuel surcharge could result in an estimated $2.1 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objectives in managing exposure to interest rate changes are to limit the effect of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 30, 2007, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Swap agreements expire at various times within the next four years. Included in shareholders’ equity at September 30, 2007, within accumulated other comprehensive earnings, is approximately $5.4 million of net gains associated with these contracts, of which $1.4 million of net earnings is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $1.5 million of net gain related to the termination or deselection of hedges is included in the above accumulated other comprehensive earnings at September 30, 2007. The amount recognized in 2007 earnings related to terminated hedges is insignificant.

Based on our interest rate exposure at September 30, 2007, assumed floating rate debt levels through the third quarter of 2008 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $6.9 million after-tax reduction of net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings associated with foreign exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Contracts outstanding at the end of the third quarter 2007 expire within five years. At September 30, 2007, there were no amounts included in accumulated other comprehensive earnings for these items.

Considering the company’s derivative financial instruments outstanding at September 30, 2007, and the currency exposures, a hypothetical 10 percent reduction in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $22.3 million after-tax reduction of net earnings over a one-year period. This amount includes the $11.6 million currency exposure discussed above in the “Commodity Price Risk” section. While this change in foreign currency exchange rates compared to the U.S. dollar would reduce net earnings, it would also reduce third quarter outstanding debt balances by $84 million. This reduction would be recorded on the balance sheet in foreign currency translation adjustment within shareholders’ equity.  Actual changes in market prices or rates may differ from hypothetical changes.

Item 4.         CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective.

During the quarter, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. The company acquired certain operations of U.S. Can on March 27, 2006, and certain assets of Alcan on March 28, 2006. (Additional details are available in Note 4 to the condensed consolidated financial statements within Item 1 of this report.) The company is continuing to integrate the acquired U.S. Can and Alcan operations within its system of internal controls over financial reporting. Pursuant to rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, the controls for these acquired operations are required to be evaluated and tested by the end of 2007.

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

As previously reported in the company’s Quarterly Report on Form 10-Q dated August 1, 2007, during the second quarter of 2007, Miller Brewing Company (Miller) asserted various claims against Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, alleging that BMBCC breached its contract with Miller for the supply of aluminum beverage containers. BMBCC disputed the claims and asserted that it had performed in accordance with the supply contract. As previously reported, BMBCC and Miller settled their dispute on October 4, 2007. The settlement terms include the payment by BMBCC to Miller of approximately $70 million in the first quarter of 2008 and minor adjustments to the provisions of BMBCC’s supply arrangements with Miller. The overall settlement resulted in a third quarter charge to the company of $85.6 million ($51.8 million after tax). BMBCC will continue to supply all of Miller’s beverage can and end requirements through 2015.

As previously reported, on October 6, 2005, BMBCC was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes upon certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. A new trial date has been set for December 4, 2007, although it is likely that the trial date will be rescheduled and moved into 2008.

The company is investigating potential violations of the Foreign Corrupt Practices Act in Argentina, which came to our attention on or about October 15, 2007. Based on our investigation to date, we do not believe this matter involved senior management or management or other employees who have significant roles in internal control over financial reporting.

Based on the information available to the company at the present time, the company does not believe that the above ongoing legal proceedings and investigation will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 30, 2007.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 2 to August 5, 2007	557		$52.28	557	7,216,165
August 6 to September 2, 2007	936,308		50.95	936,308	6,279,857
September 3 to September 30, 2007	669,741		53.28	669,741	5,610,116
Total	1,606,606	(a)	51.92	1,606,606

(a)
Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.  The period from August 6 to September 2, 2007, also includes the return of 123,941 shares to Ball following certain diversification transactions within the company’s deferred compensation stock plan.

(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended September 30, 2007.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended September 30, 2007.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	November 7, 2007

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

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