Form 10-K
period 2007-12-31
BALL CORP
filed 2008-02-25
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number 1-7349
Ball Corporation
State of Indiana                 35-0160610
10 Longs Peak Drive, P.O. Box 5000
Broomfield, Colorado  80021-2510
                      Registrant’s telephone number, including area code:  (303) 469-3131
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, without par value	New York Stock Exchange
Chicago Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $5,445 million based upon the closing market price and common shares outstanding as of July 1, 2007.

Number of shares outstanding as of the latest practicable date.

Class	Outstanding at February 3, 2008
Common Stock, without par value	97,547,020

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2007, to the extent indicated in Part III.

Ball Corporation and Subsidiaries
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2007

PART I

Item 1.     Business

Ball Corporation (Ball, we, the company or our) is one of the largest packaging companies in the world. Our predecessor company, Ball Brothers Glass Manufacturing Company, was founded in 1880 by five Ball brothers. Today, in addition to metal and plastic packaging products, we provide aerospace products and services through a wholly owned subsidiary, Ball Aerospace & Technologies Corp. (Ball Aerospace). In 2007 our total consolidated net sales were $7.4 billion. Packaging is responsible for 89 percent of that number; Ball Aerospace contributes the rest.

We are headquartered in Broomfield, Colorado, and employ approximately 15,500 people worldwide. Our stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol BLL.

Today, Ball’s packaging businesses make metal and plastic packaging for beverages, foods and household products. Our largest product lines are aluminum and steel beverage cans, which contributed 63 percent of our 2007 total net sales and 85 percent of our 2007 total segment earnings before interest and taxes. We also produce steel food cans, steel aerosol cans, polyethylene terepthalate (PET) and polypropylene plastic bottles for beverages and foods, plastic pails, steel paint cans and decorative steel tins. Our ongoing packaging business dates back to 1969 when Ball began supplying beverage cans.

Ball Aerospace is a leader in the design, development and manufacture of innovative aerospace systems. It produces spacecraft, instruments and sensors, radio frequency and microwave technologies, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions. Our packaging and aerospace businesses share a long history and a common financial philosophy, and we benefit from the presence of each.

Our corporate strategy is to grow our worldwide beverage can business and our U.S. aerospace business, to improve the performance of the metal food and household products packaging, Americas, and plastic packaging, Americas, segments and to utilize free cash flow and earnings growth to increase shareholder value.

Our Financial Philosophy

Ball Corporation maintains a clear and disciplined financial strategy focused on improving shareholder returns through:

•	Long-term earnings per share growth of 10 percent to 15 percent over time
•	Increasing Economic Value Added (EVA®)
•	Focusing on free cash flow generation

The compensation of a majority of our employees is tied directly to the company’s performance through our EVA® incentive program.  When the company performs well, our employees are paid more. If the company doesn’t perform well, our employees get paid less or no incentive compensation.

We use free cash flow as a lever as we manage our capital structure. The cash generated by our businesses is used primarily: (1) to evaluate the company's operating results, (2) to plan stock buy-back levels, (3) to evaluate strategic investments and (4) to evaluate the company's ability to incur and service debt. We also will, when we believe it will benefit the company and our shareholders, make strategic acquisitions or divest parts of our business.

Our Core Purpose and Values

We believe that our core purpose and core values are integral to our company’s performance. They play an important role in our relationships with employees, customers, suppliers, investors and other key stakeholders. We realize that other companies have similar principles, under a variety of names. The proof is in the way a company and its employees conduct business every day. Ball Corporation has existed for 128 years. We believe our core purpose and core values have had much to do with our longevity and success.

Ball Corporation is in business to add value to all of its stakeholders, whether it is providing quality products and services to customers, an attractive return on investment to shareholders, a meaningful work life for employees or a contribution of time, effort and resources to our communities. In all of our interactions, we ask how we can get better for our own good and the good of those who have a stake in our success. Our core values include integrity, respect, motivation, flexibility, innovation and teamwork.

Information Pertaining to Our Packaging Business

A substantial part of Ball’s packaging sales are made directly to companies in packaged beverage and food businesses, including SABMiller and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Sales to SABMiller plc and PepsiCo, Inc., represented 11 percent and 9 percent of Ball’s consolidated net sales, respectively, for the year ended December 31, 2007. Additional details about sales to major customers are included in Note 2 to the consolidated financial statements, which can be found in Item 8 of this Annual Report (Financial Statements and Supplementary Data).

Our principal packaging businesses are the manufacture and sale of aluminum, steel, polyethylene terephthalate (PET) and polypropylene containers, primarily for beverages, foods and household products. Our packaging products are sold in highly competitive markets, primarily based on quality, service and price. The packaging business is capital intensive, requiring significant investment in machinery and equipment.

Profitability is sensitive to selling prices, production volumes, labor, transportation, utility and warehousing costs, as well as the availability and price of raw materials, such as aluminum, steel, plastic resin and other direct materials. These raw materials are generally available from several sources, and we have secured what we consider to be adequate supplies and are not experiencing any shortages. There is a high concentration of suppliers in both North America and in Europe. In North America two steel suppliers provide more than 70 percent of our tinplate steel and four aluminum suppliers provide virtually all of our requirements. In Europe, three steel suppliers and three aluminum suppliers provide approximately 95 percent of our requirements.

We believe we have limited our exposure related to changes in the costs of aluminum, steel and plastic resin as a result of: (1) the inclusion of provisions in most aluminum container sales contracts to pass through aluminum cost changes, as well as the use of derivative instruments, (2) the inclusion of provisions in certain steel container sales contracts to pass through steel cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs and (3) the inclusion of provisions in substantially all plastic container sales contracts to pass through resin cost changes. In 2007 we were able to pass through the majority of steel cost increases levied by producers, and we continually attempt to reduce manufacturing and other material costs as much as possible. While raw materials and energy sources, such as natural gas and electricity, may from time to time be in short supply or unavailable due to external factors, and the pass through of steel and aluminum costs to our customers may be limited in some instances, we cannot predict the timing or effects, if any, of such occurrences on future operations.

Research and development (R&D) efforts in the North American packaging segments, as well as in the European metal beverage container business, are primarily directed toward packaging innovation, specifically the development of new sizes and types of containers, as well as new uses for the current containers. Other R&D efforts in these segments seek to improve manufacturing efficiencies. Our North American packaging R&D activities are primarily conducted in the Ball Technology & Innovation Center (BTIC) located in Westminster, Colorado. The European R&D activities are primarily conducted in a technical center located in Bonn, Germany.

Our Reporting Segments

Ball Corporation reports its financial performance in five segments – metal beverage packaging, Americas; metal beverage packaging, Europe/Asia; metal food and household products packaging, Americas; plastic packaging, Americas; and aerospace and technologies. The segments are organized on a product line and geographic market basis. Prior periods required to be shown in this Annual Report on Form 10-K (Annual Report) have been conformed to the current presentation.

Metal Beverage Packaging, Americas, Segment

Industry Background

According to publicly available information and company estimates, the combined U.S. and Canada metal beverage container markets decreased in 2007 to 105 billion units from 106 billion units in 2006. Four companies manufacture substantially all of the metal beverage containers in the U.S. and Canada. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced nearly 33 billion recyclable beverage cans in the U.S. and Canada in 2007 – about 31 percent of the total market. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage cans produced by Ball in the U.S. and Canada are made of aluminum.

Beverage container production capacity in the U.S., Canada and Mexico exceeds demand. In order to more closely balance capacity and demand within our business, from time to time we consolidate our can and end manufacturing capacity into fewer, more efficient facilities, and we are actively considering additional plant rationalizations. We also attempt to efficiently match capacity with the changes in customer demand for our packaging products. To that end, during 2005 Ball commenced a project to upgrade and streamline its North American beverage can end manufacturing capabilities, a project expected to result in productivity improvements and reduced manufacturing costs. We have installed the majority of production modules in this multi-year project, the final modules are in the design and installation phase and the project is expected to be mostly completed in 2009. In connection with this project, the can end manufacturing operations at the Reidsville, North Carolina, plant were shut down during the fourth quarter of 2006.

The aluminum beverage can competes aggressively with other packaging materials. The glass bottle has shown resilience in the packaged beer industry, while the PET container continues its growth in the carbonated soft drink and water industry. In Canada, metal beverage containers have captured significantly lower percentages of packaged beverage industry volumes than in the U.S., particularly in the packaged beer industry.

The 2006 recycling rate in the United States for aluminum cans was 52 percent, the highest recycling rate for any beverage container. The aluminum can sheet we currently buy contains an average of 41 percent post consumer recycled content and approximately 9 percent post industrial content, reducing the amount of virgin material to 50 percent.

Ball’s Operations

Metal beverage packaging, Americas, represents Ball’s largest segment, accounting for 37 percent of consolidated net sales in 2007. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages. Decorated two-piece aluminum beverage cans are produced at 16 manufacturing facilities in the U.S. and one each in Canada and Puerto Rico. Can ends are produced within three of the U.S. facilities, as well as in a fourth facility that manufactures only ends.

Through Rocky Mountain Metal Container, LLC, a 50/50 joint venture, which is accounted for as an equity investment, Ball and Coors Brewing Company (Coors), a wholly owned subsidiary of Molson Coors Brewing Company, operate beverage can and end manufacturing facilities in Golden, Colorado. Coors and our largest North American brewery customer, Miller Brewing Company, have announced plans to combine their U.S. businesses in 2008, subject to regulatory approvals. We also participate in a 50/50 joint venture in Brazil, Latapack-Ball Embalagens, Ltda., that manufactures aluminum cans and ends and is accounted for as an equity investment.

Metal Beverage Packaging, Europe/Asia, Segment

Industry Background

The European beverage can market is approximately 50 billion cans, about half the size of the North American beverage can market. The European market is growing significantly, however, and is highly regional in terms of growth and packaging mix. Growth in central and eastern Europe has been particularly strong in recent years.  In Poland alone, the beverage can market grew by approximately 30 percent from 2006 to 2007. In Germany, the return of the beverage can market is continuing after it was essentially eliminated in 2003 due to issues surrounding the implementation of mandatory deposit legislation. Total production grew to about 3.2 billion cans in 2007, still far below its peak of 7.3 billion cans in 2001. However, the German consumption is only approximately 500 million cans while the majority of German production is still being exported.

Sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand during the Christmas season. As in North America, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is increasingly utilized in the carbonated soft drink, juice and mineral water industries. Recycling rates vary throughout Europe, but average around 53 percent for aluminum and steel containers, which exceeds the European Union’s goal of 50 percent recycling for metals. Due in part to the intrinsic value of aluminum and steel, metal packaging recycling rates in Europe compare favorably to those of other packaging materials. Ball’s European operations helped establish and financially support recycling initiatives in growing markets such as Poland, Serbia and the People’s Republic of China (PRC) to educate consumers about the benefits of recycling aluminum and steel cans and to increase recycling rates.

The beverage can market in the PRC is approximately 11 billion cans, of which Ball’s consolidated operations represent an estimated 22 percent, with an additional 13 percent manufactured by two joint ventures in which we participate. Six other manufacturers make up the remainder of the market. Capacity grew rapidly in the PRC in the late 1990s, resulting in a supply/demand imbalance. A number of can makers, including Ball, responded by rationalizing capacity. Demand growth has resumed and projected annual growth is expected to be in the 6 percent range in the near term.

Ball’s Operations

Ball Packaging Europe is the largest metal beverage container manufacturer in Germany, France and the Benelux countries and the second largest metal beverage container manufacturer in the United Kingdom and Poland. Ball Asia Pacific Limited is one of the largest manufacturers of beverage cans in China.

The metal beverage packaging, Europe/Asia, segment, which accounted for 26 percent of Ball’s consolidated net sales in 2007, consists of 10 beverage can plants and two beverage can end plants in Europe, as well as operations in the PRC. Of the 12 European plants, four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands, Poland and Serbia. The European plants produced slightly more than 14 billion cans in 2007, with approximately 60 percent of those being produced from aluminum and 40 percent from steel. Six of the can plants use aluminum and four use steel. We have also announced plans to construct a second beverage can plant in Poland with production scheduled to commence in 2009. Overall, Ball Packaging Europe is the second largest metal beverage container producer in Europe, with an estimated 29 percent of European shipments, and produces two-piece beverage cans and can ends for producers of beer, carbonated soft drinks, mineral water, fruit juices, energy drinks and other beverages.

On April 1, 2006, a fire in our Hassloch, Germany, plant damaged the majority of the plant’s building and machinery and equipment. Property insurance proceeds largely covered equipment replacement and clean-up costs, and business interruption insurance proceeds generally covered lost volumes and other costs. In June 2007 we successfully started up a rebuilt Hassloch plant, which operates two steel beverage can manufacturing lines. Also in the first half of 2007, we started up a new aluminum beverage can manufacturing line in our Hermsdorf, Germany, plant.

In 2005 Ball completed the construction of an aluminum beverage can manufacturing plant in Belgrade, Serbia, to serve the growing demand for beverage cans in southern and eastern Europe. Ball announced plans in January 2008 to build a new beverage can manufacturing plant in Poland in order to meet the rapidly growing demand for beverage cans there and elsewhere in central and eastern Europe. The plant will be built in Lublin, which is in eastern Poland near the borders of Belarus and Ukraine. It will initially have one production line with an annual capacity of approximately 750 million cans per year and is expected to begin production in the first half of 2009. In addition during the fourth quarter of 2007, Ball announced plans for a beverage can plant in India that primarily will use existing manufacturing equipment from other Ball facilities.

European raw material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer term agreements. Aluminum is purchased primarily in U.S. dollars, while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars. The company minimizes the resulting foreign exchange rate risk through the use of derivative contracts. In addition, purchase and sales contracts include fixed price, floating and pass-through pricing arrangements.

Capacity in the PRC has continued to grow in recent years, resulting in a continuing supply/demand imbalance. Demand growth in the PRC continues to be strong and is projected to grow by approximately 6 percent annually in the near term. Ball is undertaking selected capacity increases in its existing facilities in order to participate in the projected growth and may establish or obtain additional manufacturing capacity in the coming years if growth in demand continues. Our operations include the manufacture of aluminum cans and ends in three plants in the PRC located in the north, central and south regions. In addition we participate in two joint ventures that manufacture aluminum cans and ends in the PRC.

We also manufacture and sell high-density plastic containers in two PRC plants primarily servicing the motor oil industry.

Metal Food & Household Products Packaging, Americas, Segment

Industry Background

The metal food and household products packaging, Americas, segment competes primarily in the steel tinplate food and aerosol can markets in North America. The steel tinplate food can market consists of approximately 31 billion cans annually, of which about 40 percent are three-piece cans and 60 percent are two-piece cans. The steel tinplate aerosol can market is approximately 3.2 billion cans annually. Growth in both markets is expected to be essentially flat over time. Service, quality and price are important competitive factors.

Sales volumes of metal food containers in North America tend to be highest from June through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2007 shipments of more than 5.6 billion steel food containers to be approximately 18 percent of total U.S. and Canadian metal food container shipments. We estimate our aerosol business accounts for approximately 51 percent of total annual U.S. and Canadian steel aerosol shipments.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol can market primarily includes two national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, demand for this product line is dependent on product innovation and cost reduction. Service, quality and price are among the other key competitive factors.

Ball’s Operations

The metal food and household products packaging, Americas, segment accounted for 16 percent of consolidated net sales in 2007. The two major product lines in this segment are steel food and, subsequent to the acquisition of U.S. Can in March 2006, aerosol containers.

Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. These containers and ends are manufactured in nine plants in the U.S. and Canada and sold primarily to food processors in North America.

The segment also manufactures and sells aerosol cans, paint cans and custom and specialty containers in eight plants in the U.S. and is the largest manufacturer of aerosol cans in North America. In addition, the company manufactures and sells aerosol cans in two plants in Argentina.

In October 2007, as part of a restructuring of Ball’s metal food and household products packaging division, Americas, Ball announced plans to close aerosol container manufacturing plants in Tallapoosa, Georgia, and Commerce, California. Ball also announced its intention to exit the custom and decorative tinplate can business based in its Baltimore, Maryland, manufacturing plant. The company recorded a largely non-cash, after-tax charge of approximately $27 million in the fourth quarter of 2007, primarily related to the plant closures and equipment relocation. When completed throughout 2008, the actions are expected to yield annual pretax cost savings in excess of $15 million and improve the aerosol business’ plant utilization rate to more than 85 percent from about 70 percent.

In December 2006 the company closed a leased facility in Alliance, Ohio, which was one of the manufacturing locations acquired from U.S. Can, and a metal food can manufacturing plant in Burlington, Ontario, which was part of the metal food can operations prior to the U.S. Can acquisition. The closure of the Alliance plant was treated as an opening balance sheet item related to the acquisition. A pretax charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter in respect of the Burlington plant closure. As part of these realignment projects, responsibility for the U.S. Can plastic container business was transferred to the company’s plastic packaging, Americas, segment effective January 1, 2007.

Plastic Packaging, Americas, Segment

Industry Background

Demand for containers made of PET and polypropylene has increased in the beverage and food markets, with improved barrier technologies and other advances. This growth in demand is expected to continue. While PET and polypropylene beverage containers compete against metal, glass and cardboard, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions. Competition in the PET plastic container industry is intense and includes several national and regional suppliers and self manufacturers, while Ball is one of three major competitors in the polypropylene container industry. Service, quality and price are important competitive factors with price being by far the most important, resulting in poor margins for most of the industry. The ability to produce customized, differentiated plastic containers is also a key competitive factor.

Ball’s Operations

Plastic packaging, Americas, accounted for 10 percent of Ball’s consolidated net sales in 2007. We estimate our 2007 shipments of 6 billion plastic bottles to be approximately 9 percent of total U.S. PET container shipments. In addition, this segment produced approximately 900 million food and specialty containers during 2007. The company operates eight plastic container manufacturing facilities in the U.S. and one in Canada.

Most of Ball’s PET containers are sold under long-term contracts to suppliers of bottled water and carbonated soft drinks, including bottlers of Pepsi-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Most of our polypropylene containers are also sold under long-term contracts, primarily to food packaging companies. Plastic beer containers are being produced for several of our customers, and we are manufacturing plastic containers for the single serve juice and wine markets. Our line of Heat-Tek® PET plastic bottles for hot-filled beverages, such as sports drinks and juices, includes sizes from 8 ounces to 64 ounces.

Ball’s emphasis in this segment is on customized, differentiated containers. This includes unique barrier plastics such as Ball’s Heat-Tek® and SIG Technology AG's Plasmax® heat set bottles. The company is not investing in the carbonated soft drink and bottled water business, which is a commodity business, where return on investment has been unacceptable.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 11 percent of consolidated net sales in 2007, includes national defense solutions, advanced technologies and products, and civil and operational space businesses.  The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and other U.S. government agencies. Contracts funded by the various agencies of the federal government represented 84 percent of segment sales in 2007. The percentage representing U.S. government sales decreased in 2007 due to higher revenues related to the WorldView 1 and WorldView 2 contracts with DigitalGlobe Inc. WorldView 1 and WorldView 2 are remote sensing satellites used to provide detailed maps and data about the Earth’s surface for civil government mapping, land-use planning, disaster relief, exploration, defense and intelligence, and visualization and simulation environments.

Geopolitical events and executive and legislative branch priorities have yielded considerable growth opportunities in areas matching Ball Aerospace’s core capabilities. However, there is strong competition for new business. The civil space systems, defense solutions and operational space businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and Earth sciences, and defense and intelligence applications. Major contractual activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

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

Backlog in the aerospace and technologies segment was $774 million and $886 million at December 31, 2007 and 2006, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2007 backlog includes $473 million expected to be recognized in revenues during 2008, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $463 million and $492 million at December 31, 2007 and 2006, respectively. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations. On December 24, 2007, Ball Aerospace entered into an agreement to sell its small Australian defense services business to a subsidiary of QinetiQ plc. This sale was completed on February 15, 2008.

The company’s aerospace and technologies segment has contracts with the U.S. government or its contractors that have standard termination provisions. The government retains the right to terminate contracts at its convenience. However, if contracts are terminated in this manner, Ball is entitled to reimbursement for allowable costs and profits on authorized work performed through the date of termination. U.S. government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints.

Patents

In the opinion of the company, none of its active patents is essential to the successful operation of its business as a whole.

Research and Development

Note 20, "Research and Development," in the consolidated financial statements within Item 8 of this report, contains information on company research and development activity. Additional information is also included in Item 2, “Properties.”

Sustainability and the Environment

Sustainability is a systematic way of thinking about the things we do every day as a global company and how our activities interact with our world. Whether it is being more environmentally protective, helping our customers become more sustainable or investing further in our communities, we are committed to making Ball a more sustainable enterprise. Environmental awareness, a key component of sustainability, is not new to us. For many years, we have found ways to reduce our own environmental footprint while providing a safe and healthy environment for our diverse workforce.

Ball views the global emergence of sustainability as an opportunity. In 2007 we started a formal sustainability initiative and have created a cross-functional employee task force that is developing processes for capturing sustainability-related data and identifying existing and new opportunities in all of our activities. We are using the triple bottom line – environmental, economic and social aspects of sustainability – in our approach. Key issues for our company include recycling, climate change, energy use, water conservation, diversity and regulated chemicals and emissions. Those areas of focus may be expanded or become more specific as we continue this process. We plan to issue a corporate sustainability report in 2008 using the G3 Reporting Framework issued by the Global Reporting Initiative as a reporting framework. We are engaging our key stakeholders to help us develop and implement our plans. As we move forward, we will be posting additional information on our website.

Compliance with federal, state and local laws relating to protection of the environment has not had a material adverse effect upon the capital expenditures, earnings or competitive position of the company. As more fully described under Item 3, “Legal Proceedings,” the U.S. Environmental Protection Agency and various state environmental agencies have designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company’s information at this time indicates that these matters will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Legislation that would prohibit, tax or restrict the sale or use of certain types of containers, or would require diversion of solid wastes, including packaging materials, from disposal in landfills, has been or may be introduced anywhere we operate. While container legislation has been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in numerous others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation were widely adopted, it potentially could have a material adverse effect on the business of the company, including its liquidity, results of operations or financial condition, as well as on the container manufacturing industry generally, in view of the company’s substantial global sales and investment in metal and PET container manufacturing. However, the packages we produce are widely used and perform well in U.S. states, Canadian provinces and European countries that have deposit systems.

Employees

At the end of December 2007, the company employed approximately 15,500 people worldwide, including 11,100 employees in the U.S. and 4,400 in other countries. There are an additional 1,000 people employed in unconsolidated joint ventures in which Ball participates. Approximately one-third of Ball's North American packaging plant employees are unionized and most of our European plant employees are union workers. Collective bargaining agreements with various unions in the U.S. have terms of three to five years and those in Europe have terms of one to two years. The agreements expire at regular intervals and are customarily renewed in the ordinary course after bargaining between union and company representatives. The company believes that its employee relations are good and that its safety, training, education and retention practices assist in enhancing employee satisfaction levels.

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

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer and controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com under the section “Investors,” under the subsection “Financial Information,” and under the link “Corporate Governance.”

Item 1A.  Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

The loss of a key customer could have a significant negative impact on our sales.

While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage, packaged food and household product companies, some of which operate in North America, South America, Europe and Asia.

Although more than 70 percent of our customer contracts are long-term, these contracts are terminable under certain circumstances, such as our failure to meet quality or volume requirements. Because we depend on relatively few major customers, our business, financial condition or results of operations could be adversely affected by the loss of any of these customers, a reduction in the purchasing levels of these customers, a strike or work stoppage by a significant number of these customers' employees or an adverse change in the terms of the supply agreements with these customers.

The primary customers for our aerospace segment are U.S. government agencies or their prime contractors. These sales represented approximately 9 percent of Ball's consolidated 2007 net sales. Our contracts with these customers are subject to several risks, including funding cuts and delays, technical uncertainties, budget changes, competitive activity and changes in scope.

We face competitive risks from many sources that may negatively impact our profitability.

Competition within the packaging industry is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, service and quality. Some of our competitors may have greater financial, technical and marketing resources. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our metal packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the United States and the United Kingdom. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

We have a narrow product range, and our business would suffer if usage of our products decreased.

For the 12 months ended December 31, 2007, 63 percent of our consolidated net sales were from the sale of metal beverage cans, and we expect to derive a significant portion of our future revenues from the sale of metal beverage cans. Our business would suffer if the use of metal beverage cans decreased. Accordingly, broad acceptance by consumers of aluminum and steel cans for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to cans, or the demand for aluminum and steel cans does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Our business, financial condition and results of operations are subject to risks resulting from increased international operations.

We derived 29 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2007. This sizeable scope of international operations may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

•	political and economic instability in foreign markets, including instability that might result from Kosovo’s recent declaration of independence from Serbia;
•	foreign governments’ restrictive trade policies;
•	the imposition of duties, taxes or government royalties;
•	foreign exchange rate risks;
•	difficulties in enforcement of contractual obligations and intellectual property rights; and
•	the geographic, language and cultural differences between personnel in different areas of the world.

Any of these factors could materially adversely affect our business, financial condition or results of operations.

We are exposed to exchange rate fluctuations.

For the 12 months ended December 31, 2007, 72 percent of our consolidated net sales were attributable to operations with the U.S. dollar as their functional currency, 12 percent with the euro as the functional currency and 16 percent were attributable to operations having functional currencies other than the U.S. dollar or the euro.

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

A decrease in the value of any of these currencies, especially the euro, British pound, Polish zloty, Chinese renminbi and Canadian dollar, relative to the U.S. dollar, could reduce our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. In addition fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

We may experience an operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on our business, operating results or financial condition. Moreover, overcapacity, which often leads to lower prices, exists in a number of regions, including North America, South America and Asia, and may persist even if demand grows. As growth continues in the European and other markets, other overcapacity situations could occur as our competitors also expand to meet growth expectations. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

If we fail to retain key management and personnel, we may be unable to implement our key objectives.

We believe that our future success depends, in part, on our experienced management team. Losing the services of key members of our management team could make it difficult for us to manage our business and meet our objectives.

Decreases in our ability to apply new technology and know-how may affect our competitiveness.

Our success depends partially on our ability to improve production processes and services. We must also introduce new products and services to meet changing customer needs. If we are unable to implement better production processes or to develop new products, we may not be able to remain competitive with other manufacturers. As a result, our business, financial condition or results of operations could be adversely affected.

Bad weather and climate changes may result in lower sales.

We manufacture packaging products primarily for beverages and foods. Unseasonably cool weather can reduce demand for certain beverages packaged in our containers. In addition poor weather conditions or changes in climate that reduce crop yields of fruits and vegetables can adversely affect demand for our food containers. The effects of global warming on climate could have various effects on the demand for our products in different regions around the world.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase aluminum, steel, plastic resin and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and use derivative instruments to hedge our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Because our North American contracts often pass raw material costs directly on to the customer, increasing raw material costs may not impact our near-term profitability but could decrease our sales volumes over time. In Europe, our contracts do not typically allow us to pass on increased raw material costs and we regularly use derivative agreements to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if materials costs increase.

Prolonged work stoppages at plants with union employees could jeopardize our financial position.

As of December 31, 2007, approximately one third of our employees in North America and most of our employees in Europe were covered by one or more collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

There can be no assurance that any acquisition, including the U.S. Can and Alcan businesses, will be successfully integrated into the acquiring company (see Note 3 to the consolidated financial statements within Item 8 of this report for details of recent acquisitions).

While we have what we believe to be well designed integration plans, if we cannot successfully integrate U.S. Can’s and Alcan’s operations with those of Ball, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including difficulties in assimilating and integrating new businesses, additional demands on management, expenses related to undisclosed or potential liabilities, retention of major customers and other risks.

Prior to the acquisitions, Ball, U.S. Can and Alcan operated as separate businesses. We may not be able to achieve potential synergies or maintain the levels of revenue, earnings or operating efficiency that each business had achieved or might achieve separately. The successful integration of U.S. Can’s and Alcan’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and, to some degree, eliminate redundant and excess costs.

If we were required to write down all or part of our goodwill, our net earnings and net worth could be materially adversely affected.

We have $1,863.1 million of goodwill recorded on our consolidated balance sheet as of December 31, 2007.  We are required to periodically determine if our goodwill has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

If the investments in Ball's pension plans do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses.

Ball maintains noncontributory, defined benefit pension plans covering substantially all of its North American and United Kingdom employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed income securities and, in the U.S., alternative investments. Our North American pension plans were substantially funded as of December 31, 2007. However, if the investments in the plans do not perform at expected levels or if longevity increases, we will have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding could result in a decrease in our available cash flow and net earnings, and the recognition of such an increase could result in a reduction to our shareholders’ equity.

Our significant debt level could adversely affect our financial health and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

On December 31, 2007, we had total debt of $2,358.6 million.  Our ratio of earnings to fixed charges as of that date was 3 times (see Exhibit 12 attached to this Annual Report). Our level of debt could have important consequences, including the following:

•
use of a large portion of our cash flow to pay principal and interest on our notes, the credit facilities and our other debt, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions, including the credit risks stemming from the recent subprime mortgage crisis;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict us from making strategic acquisitions or exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our ability to make capital expenditures in order to maintain our manufacturing plants in good working order and repair; and
•	limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition approximately one-half of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

We will require a significant amount of cash to service our debt and fund other investment opportunities. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, including the notes, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our liquidity needs for the next several years, barring any unforeseen circumstances beyond our control.

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

We are subject to U.S. generally accepted accounting principles (U.S. GAAP), under which we are often required to make changes in our accounting and reported results.

U.S. GAAP changes are routine and have become more frequent and significant over the past few years. These changes can have significant effects on our reported results when compared to prior periods and may even require us to retrospectively adjust prior periods. In the application of U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingencies and reported amounts of revenues and expenses. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Item 1B.  Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.	Properties

The company’s properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace and technologies segment offices are located in Broomfield, Colorado. The Colorado-based operations of the aerospace and technologies business occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate 1.4 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations carry on business in smaller company-owned and leased facilities in Georgia, New Mexico, Ohio, Virginia and Washington, D.C.

The offices of the company’s North American packaging operations are located in Westminster, Colorado, and the offices for the European packaging operations are located in Ratingen, Germany. Also located in Westminster is the Ball Technology and Innovation Center, which serves as a research and development facility for the North American metal packaging and plastic container operations. The European Technical Center, which serves as a research and development facility for the European beverage can manufacturing operations, is located in Bonn, Germany.

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

Approximate
Floor Space in
Plant Location	Square Feet
Metal beverage packaging, Americas, manufacturing facilities:
Fairfield, California	358,000
Torrance, California	382,000
Golden, Colorado	509,000
Tampa, Florida	238,000
Kapolei, Hawaii	132,000
Monticello, Indiana	356,000
Kansas City, Missouri	496,000
Saratoga Springs, New York	290,000
Wallkill, New York	317,000
Reidsville, North Carolina	447,000
Findlay, Ohio (a)	733,000
Whitby, Ontario	205,000
Guayama, Puerto Rico	230,000
Conroe, Texas	275,000
Fort Worth, Texas	328,000
Bristol, Virginia	245,000
Williamsburg, Virginia	400,000
Kent, Washington	166,000
Milwaukee, Wisconsin (a)	392,000

Metal beverage packaging, Europe/Asia, manufacturing facilities:
Europe
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	283,000
Hermsdorf, Germany	290,000
Weissenthurm, Germany	331,000
Oss, The Netherlands	231,000
Radomsko, Poland	309,000
Belgrade, Serbia	352,000
Deeside, U.K.	109,000
Rugby, U.K.	175,000
Wrexham, U.K.	222,000

Asia
Beijing, PRC	267,000
Hubei (Wuhan), PRC	237,000
Shenzhen, PRC	331,000
Taicang, PRC (leased)	52,000
Tianjin, PRC	47,000

(a)	Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location	Square Feet
Metal food and household products packaging, Americas, manufacturing facilities:
North America
Springdale, Arkansas	366,000
Richmond, British Columbia	194,000
Oakdale, California	370,000
Danville, Illinois	118,000
Elgin, Illinois	496,000
Baltimore, Maryland (232,000 square feet leased)	352,000
Columbus, Ohio	305,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Chestnut Hill, Tennessee	315,000
Horsham, Pennsylvania	132,000
Weirton, West Virginia (leased)	266,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (a)	397,000

South America
Buenos Aires, Argentina (leased)	34,000
San Luis, Argentina	32,000

Plastic packaging, Americas, manufacturing facilities (all North America):
Chino, California (leased)	578,000
Newnan, Georgia (leased)	185,000
Batavia, Illinois	387,000
Ames, Iowa (including leased warehouse space)	840,000
Delran, New Jersey	675,000
Baldwinsville, New York (leased)	508,000
Bellevue, Ohio	390,000
Brampton, Ontario (leased)	130,000
Watertown, Wisconsin	111,000

(a)	Includes both metal beverage container and metal food container manufacturing operations.

In addition to the consolidated manufacturing facilities, the company has ownership interests of 50 percent or less in packaging affiliates located primarily in the U.S., PRC and Brazil.

Item 3.    Legal Proceedings

North America

As previously reported in the company’s Quarterly Report on Form 10-Q dated November 7, 2007, during the second quarter of 2007, Miller Brewing Company (Miller) asserted various claims against Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, alleging that BMBCC breached its contract with Miller for the supply of aluminum beverage containers. BMBCC disputed the claims and asserted that it had performed in accordance with the supply contract. As previously reported, BMBCC and Miller settled their dispute on October 4, 2007. The settlement terms include the payment by BMBCC to Miller of approximately $70 million on January 31, 2008, and minor adjustments to the provisions of BMBCC’s supply arrangement with Miller. The overall settlement resulted in a third quarter charge to the company of $85.6 million ($51.8 million after tax). BMBCC will continue to supply all of Miller’s beverage can and end requirements through 2015.

As previously reported, the company is investigating potential violations of the Foreign Corrupt Practices Act in Argentina, which came to our attention on or about October 15, 2007. Based on our investigation to date, we do not believe this matter involved senior management or management or other employees who have significant roles in internal control over financial reporting.

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. The parties are awaiting a decision from the trial court on claim construction. At the present time, the court has not set a new trial date. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

In July 1992 the company entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Several other companies, which are defendants in the above-referenced lawsuits, had already entered into the settlement and indemnification agreement with Waste Management and Denver. Waste Management, Inc., has agreed to guarantee the obligations for Waste Management. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes that may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered, which could add an additional cleanup cost of approximately $10 million. This additional cleanup cost could, in turn, add approximately $1 million to total site costs for the PRP group.

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

As previously reported, during July 1992, the company received information that it had been named a PRP with respect to the Solvents Recovery of New England Site (SRSNE) located in Southington, Connecticut. According to the information received, it is alleged that the company contributed approximately 0.08816 percent of the waste contributed to the site on a volumetric basis. The PRP group has been involved in negotiations with the USEPA regarding the remediation of the site. The company has paid approximately $17,500 toward site investigation and remediation efforts. The PRP group spent $15 million through the end of 2001. Approximately $1.5 million more was spent to complete a Remedial Investigation and Feasibility Study and pay for remediation work through 2003. As of December 2001, projected remediation cost estimates for a bioremediation and enhanced oxidation system ranged from $20 million to $30 million. The PRP group offered a $5.5 million settlement to resolve the USEPA claim of $16 million for past costs at the SRSNE site. PRP/USEPA negotiations to resolve the past cost claims from the USEPA have not been resolved and are not being actively pursued by the PRP group. A natural resources damage claim of approximately $4.5 million is anticipated. USEPA gave final approval for a $29 million remediation plan for the site on October 11, 2005. The cost of the site remedy is now expected to be approximately $82 million. The company will be responsible for approximately 0.00109 percent of the future site costs. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

On December 30, 2002, the company received a 104(e) letter from the USEPA pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) requesting answers to certain questions regarding the waste disposal practices of Heekin Can Company and the relationship between the company and Heekin Can Company. Region 5 of the USEPA is involved in the cleanup of the Jackson Brothers Paint Company site, which consists of four, and possibly five, sites in and around Laurel, Indiana. The Jackson Brothers Paint Company apparently disposed of drums of waste in those sites during the 1960s and 1970s. The USEPA has alleged that some of the waste that has been uncovered was sent to the sites from the Cincinnati plant operated by Heekin Can Company. The Indiana Department of Environmental Management referred this matter to the USEPA for removal of the drums and cleanup. At the present time, there are an undetermined number of drums at one or more of the sites that have been initially identified by the USEPA as originating from Heekin Can Company. The USEPA has sent 104(e) letters to seven PRPs including Heekin Can Company. On January 30, 2003, the company responded to the request for information pursuant to Section 104(e) of CERCLA. The USEPA has initially estimated cleanup costs to be between $4 million and $5 million. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Europe

In January 2003 the German government passed legislation that imposed a mandatory deposit of 25 eurocents on all one-way packages containing beverages except milk, wine, fruit juices and certain alcoholic beverages. Ball Packaging Europe GmbH (BPE), together with certain other plaintiffs, contested the enactment of the mandatory deposit for non-returnable containers based on the German Packaging Regulation (Verpackungsverordnung) in Federal and State Administrative Court. All other proceedings have been terminated except for the determination of minimal court fees that are still outstanding in some cases, together with minimal ancillary legal fees. The relevant industries, including BPE and its competitors, have successfully set up a Germany-wide return system for one-way beverage containers, which has been operational since May 1, 2006, the date required under the deposit legislation.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 2007.

Part II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange and the Chicago Stock Exchange. There were 5,424 common shareholders of record on February 3, 2008.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2007.

Purchases of Securities
	Total Number of Shares Purchased(a)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

October 1 to October 28, 2007	705,292		$53.53	705,292	4,904,824
October 29 to November 25, 2007	431,170		$48.11	431,170	4,473,654
November 26 to December 31, 2007	8,310	(c)	$44.99	8,310	4,465,344
Total	1,144,772		$51.42	1,144,772

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized for repurchase from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaces all previous authorizations.

(c)
Does not include 675,000 shares under a forward share repurchase agreement entered into in December 2007 and settled on January 7, 2008, for approximately $31 million. Also does not include shares to be acquired in 2008 under an accelerated share repurchase program entered into in December 2007 and funded on January 7, 2008.

Quarterly Stock Prices and Dividends

Quarterly prices for the company's common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2007 and 2006 (on a calendar quarter basis) were:

	2007				2006
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$56.05	$55.87	$55.75	$47.91	$44.08	$41.76	$44.34	$45.00
Low	43.99	46.75	45.85	43.51	39.67	35.03	34.16	38.53
Dividends per share	0.10	0.10	0.10	0.10	0.10	0.10	0.10	0.10

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2007. It assumes $100 was invested on December 31, 2002, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

Total Return Analysis
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Ball Corporation	$ 100.00	$ 117.45	$ 175.08	$ 159.71	$ 177.06	$ 184.23
DJ Container & Packaging Index	$ 100.00	$ 119.07	$ 142.46	$ 141.56	$ 158.68	$ 169.35
S&P 500 Index	$ 100.00	$ 128.68	$ 142.69	$ 149.70	$ 173.34	$ 182.87

Copyright © 2008 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

Five-Year Review of Selected Financial Data
Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2007	2006	2005	2004	2003

Net sales	$7,475.3	$6,621.5	$5,751.2	$5,440.2	$4,977.0
Legal settlement (1)	(85.6)	–	–	–	–
Total net sales	$7,389.7	$6,621.5	$5,751.2	$5,440.2	$4,977.0

Net earnings (1)	$281.3	$329.6	$272.1	$302.1	$232.2
Return on average common shareholders’ equity	22.4%	32.7%	27.9%	31.8%	35.7%

Basic earnings per share (1)(2)	$2.78	$3.19	$2.52	$2.73	$2.08
Weighted average common shares outstanding (000s) (2)	101,186	103,338	107,758	110,846	111,710

Diluted earnings per share (1)(2)	$2.74	$3.14	$2.48	$2.65	$2.03
Diluted weighted average common shares outstanding (000s) (2)	102,760	104,951	109,732	113,790	114,275

Property, plant and equipment additions (3)	$308.5	$279.6	$291.7	$196.0	$137.2
Depreciation and amortization	$281.0	$252.6	$213.5	$215.1	$205.5
Total assets	$6,020.6	$5,840.9	$4,361.5	$4,485.0	$4,070.4
Total interest bearing debt and capital lease obligations	$2,358.6	$2,451.7	$1,589.7	$1,660.7	$1,686.9
Common shareholders’ equity	$1,342.5	$1,165.4	$853.4	$1,093.9	$808.6
Market capitalization (4)	$4,510.1	$4,540.4	$4,138.8	$4,956.2	$3,359.1
Net debt to market capitalization (4)	48.9%	50.7%	36.9%	29.5%	49.1%
Cash dividends per share (2)	$0.40	$0.40	$0.40	$0.35	$0.24
Book value per share (2)	$13.39	$11.19	$8.19	$9.71	$7.17
Market value per share (2)	$45.00	$43.60	$39.72	$43.98	$29.785
Annual return (loss) to common shareholders (5)	4.0%	10.9%	(8.8)%	48.8%	17.4%
Working capital	$329.8	$307.0	$67.9	$256.6	$63.2
Current ratio	1.22	1.21	1.06	1.26	1.07

(1)
Includes business consolidation activities and other items affecting comparability between years of after-tax expense of $27 million, $20.5 million and $13.4 million in 2007, 2006 and 2005, respectively, and after-tax income of $9.5 million and $2.3 million in 2004 and 2003, respectively. 2007 net sales have been reduced by a pretax legal settlement of $85.6 million ($51.8 million after tax) while 2006 net earnings include a $46.1 million after-tax gain related to insurance proceeds in connection with a fire at one of Ball’s German plants. Also includes $12.3 million and $9.9 million of after-tax debt refinancing costs in 2005 and 2003, respectively, reported as interest expense. Additional details about the 2007, 2006 and 2005 items are available in Notes 4, 5, 6 and 13 to the consolidated financial statements within Item 8 of this report.

(2)	Amounts have been retrospectively adjusted for a two-for-one stock split effected on August 23, 2004.
(3)	Amounts in 2007 and 2006 do not include the offsets of $48.6 million and $61.3 million, respectively, of insurance proceeds received to replace fire-damaged assets in our Hassloch, Germany, plant.
(4)
Market capitalization is defined as the number of common shares outstanding at year end, multiplied by the year-end closing price of Ball common stock. Net debt is total debt less cash and cash equivalents.

(5)	Change in stock price plus dividend yield assuming reinvestment of all dividends paid.

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

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, expanding volume and increasing prices. In 2009 we expect to complete a project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that in 2007 began to generate productivity gains and cost reductions in the metal beverage packaging, Americas, segment. While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, Asian and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by increasing capacity in some of our European can manufacturing facilities and by announcing plans to establish a plant in India. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant was replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant. All three lines were in commercial production by the end of the second quarter of 2007. Additionally, the company has announced plans for speeding up certain lines in Europe and building a new plant in Poland. We are also considering additional can and end manufacturing capacity there and in the PRC.

The company regularly evaluates expansion opportunities in growing international markets, including existing and developing markets in Europe, the PRC, Brazil and other parts of the world. We recently announced our intention to build a beverage can manufacturing plant in India, as well as the new plant in Poland to meet the rapidly growing demand for beverage cans there and in central and eastern Europe. We also recently announced the company’s participation in a one-line metal beverage can plant in Brazil. This plant will be owned by Ball’s unconsolidated 50 percent owned joint venture, Latapack-Ball Embalagens, Ltda., and its construction will be financed by cash flows from the joint venture.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers. As part of this focus, we are installing a new 24-ounce can production line in our Monticello, Indiana, facility expected to be operational in mid-2008.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately 70 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, while the remainder are fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could adversely affect segment performance during 2008 compared to 2007.

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial metric we use is economic value added (tax-effected operating earnings, as defined by the company, less a charge for net operating assets employed). Our goal is to increase economic value added on an annual basis. Other financial metrics we use are earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production efficiency and spoilage rates, quality control figures, environmental, health and safety statistics and production and shipment volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting and retaining highly talented employees are essential to the success of Ball and, because of this, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value-added operating performance. For more senior positions, more compensation is at risk through economic value-added performance and various stock compensation plans. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball stock.

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

Effective January 1, 2007, a plastic pail product line with 2007 net sales of $52.1 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. Prior periods have been retroactively adjusted to the current presentation.

Metal Beverage Packaging, Americas

The metal beverage packaging, Americas, segment consists of operations located in the U.S., Canada and Puerto Rico, which manufacture metal container products used in beverage packaging. During the second quarter of 2007, Miller Brewing Company (Miller), a U.S. customer, asserted various claims against a wholly owned subsidiary of the company, primarily related to the pricing of the aluminum component of the containers supplied by the subsidiary, and on October 4, 2007, the dispute was settled in mediation. Miller received $85.6 million ($51.8 million after tax) on settlement of the dispute and Ball retained all of Miller’s beverage can and end supply through 2015. Miller received a one-time payment of approximately $70 million ($42 million after tax) in January 2008 (recorded on the December 31, 2007, consolidated balance sheet in other current liabilities) with the remainder of the settlement to be recovered over the life of the supply contract through 2015.

Including the reduction in net sales resulting from the legal settlement, this segment accounted for 37 percent of consolidated net sales in 2007 (39 percent in 2006). Sales were 6 percent higher in 2007 than in 2006 with flat volumes being offset by higher sales prices, which were primarily due to rising aluminum prices and the pass through of various cost increases to customers. These favorable factors were offset by the legal settlement, which decreased sales by 3 percent in 2007 as compared to 2006. Sales were 9 percent higher in 2006 than in 2005 due to an increase in beverage can shipments in excess of 4 percent coupled with higher aluminum prices passed through to our customers. The higher can shipments over 2005 were driven by favorable weather in many parts of the U.S. and Canada, as well as the promotion of 12-ounce can packages by beer and soft drink companies. Based on publicly available information, we estimate that our shipments of metal beverage containers were approximately 31 percent of total U.S. and Canadian shipments in 2007. We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions.

Including the effect of the legal settlement, earnings in the segment were $213.6 million in 2007 compared to $269.4 million in 2006 and $234.8 million in 2005. Contributing to the higher segment earnings in 2007, before the legal settlement, compared to 2006 were gains from sourcing of raw materials that totaled approximately $30 million. Also contributing were approximately $9 million of lower manufacturing costs related to the new end technology project and improved production efficiencies. These gains were offset by increased repairs and maintenance costs and higher labor and other conversion costs, a portion of which could not be passed through to our customers.

The third quarter of 2005 included a pretax charge of $19.3 million ($11.7 million after tax) related to a project to significantly upgrade and streamline our North American beverage can end manufacturing capabilities. The project is expected to be largely completed in 2009. Segment earnings growth in 2006 compared to 2005 (before the end project charge), although aided by 9 percent higher sales in 2006, was constrained by product mix and continued year-over-year cost growth, particularly higher energy, other direct material and freight costs, which, combined, were approximately $20 million higher than in 2005.

Metal Beverage Packaging, Europe/Asia

The metal beverage packaging, Europe/Asia, segment includes metal beverage packaging products manufactured and sold in Europe and Asia, as well as plastic containers manufactured and sold in Asia. This segment accounted for 26 percent of consolidated net sales in 2007 (23 percent in 2006). Ball Packaging Europe, which represents an estimated 29 percent of total European metal beverage container manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia.

Segment sales in 2007 were 26 percent higher than in 2006, due to over 9 percent sales volume growth, higher pricing and a 9 percent year-over-year impact from the increase in the euro. Higher segment volumes were aided by overall market dynamics in Europe that favor beverage cans, as well as growth in Europe of custom can volumes. Offsetting these favorable volume trends were the impacts of the colder and wetter than normal summer weather in many parts of Europe.

Segment can shipments were more than 9 percent higher in 2006 than in 2005. Higher segment sales volumes were aided by strong European demand, favorable European weather, Germany hosting the World Cup soccer championship during June and July 2006 and continued growth in the PRC market. Segment sales, which grew 12 percent in 2006, also benefited slightly from the strength of the euro. The new beverage can plant in Belgrade, Serbia, built to serve the growing demand for beverage cans in southern and eastern Europe, became fully operational during the third quarter of 2005. The Serbian plant was constructed to accommodate a second can production line and a can end manufacturing module for future growth. Ball has announced its intention to increase capacity in this segment through the construction of a beverage can manufacturing plant in India, as well as a second beverage can plant in Poland.

Earnings in the segment were $256.1 million in 2007, $268.7 million in 2006 and $180.5 million in 2005. Segment earnings in 2006 included a $75.5 million property insurance gain related to a fire at the company’s Hassloch, Germany, metal beverage can plant (further details are provided below). The fourth quarter of 2005 included a $9.3 million gain primarily resulting from the final settlement of all tax obligations related to liquidating PRC operations for amounts less than originally estimated. First quarter 2005 segment earnings included a $3.4 million expense for the write off of the remaining carrying value of an equity investment in the PRC.

Segment earnings in 2007 compared to 2006, excluding the $75.5 million property insurance gain, increased due to a combination of $76 million in net margin increases from higher sales volumes and price recovery initiatives, $16 million from cost control programs and $13 million due to a stronger euro. These earnings improvements were partially offset by $15.9 million of lower business interruption insurance recognition in 2007 and $26 million of other higher costs. Segment earnings in 2006 were higher than in 2005 due largely to 9 percent sales higher volumes, certain price recovery initiatives and effective manufacturing and selling, general and administrative cost controls. These gains were partially offset by higher raw material, freight and energy costs, and price/cost compression in the PRC.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. The property insurance proceeds recorded for the year ended December 31, 2006, which were based on replacement cost, were €86.3 million ($109.3 million), of which €26 million ($32.4 million) was received in April 2006, €22.7 million ($28.9 million) was received in October 2006 and the remainder of €37.6 million ($48.6 million), which was recorded in other long-term assets at December 31, 2006, was received in January 2007. A €26.7 million ($33.8 million) fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a pretax gain of €59.6 million ($75.5 million) was recorded in the 2006 consolidated statement of earnings to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €27.2 million ($35.1 million) and €40 million ($51 million) were recorded in cost of sales in 2007 and 2006, respectively, for insurance recoveries related to business interruption costs, as well as €11.3 million ($14.3 million) in 2006 to offset clean-up costs.

Metal Food and Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The company acquired U.S. Can Corporation (U.S. Can) on March 27, 2006, and with that acquisition, added to its metal food can business the production and sale of aerosol cans, paint cans, plastic pails and decorative specialty cans. Effective January 1, 2007, responsibility for the plastic pail product line with 2007 net sales of $52.1 million was transferred to the plastic packaging, Americas, segment. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer.

Segment sales in 2007 constituted 16 percent of consolidated net sales (17 percent in 2006) and were 4 percent higher than 2006 sales. The higher 2007 sales were impacted by 10 percent for the inclusion of a full year’s sales from the acquisition of U.S. Can, partially offset by lost business that resulted in a 2007 sales decline of 3 percent, as well as customer operating issues in food cans, including a fire in a customer’s factory, and unfavorable weather conditions in the Midwest.

Segment sales in 2006 were 38 percent higher than 2005 sales. The primary reason for the increase was 45 percent higher sales due to the acquisition of U.S. Can, combined with the pass through of higher raw material costs, partially offset by 12 percent lower third quarter food can volumes. During 2007, 2006 and 2005, we were not able to pass through all of the steel price increases and surcharges levied by steel producers and this resulted in margin compression. Based on publicly available trade information, we estimate our 2007 shipments of 5.6 billion steel food containers and 1.6 billion aerosol containers to be approximately 18 percent and 51 percent of total U.S. and Canadian metal food container and steel aerosol container shipments, respectively.

A segment loss of $8 million was incurred in 2007 compared to earnings of $2.4 million in 2006 and $19.1 million in 2005. These amounts included pretax charges of $44.2 million in 2007, $35.5 million in 2006 and $11.2 million in 2005, respectively, for business consolidation activities. The 4 percent lower earnings in 2007 compared to 2006 (before the business consolidation activity charges) were due to increased steel and coating material costs, partially offset by improved manufacturing performance in 2007 and higher cost of sales in the second quarter of 2006 related to $6.1 million of purchase accounting adjustments for inventory valuations associated with the acquired U.S. Can finished goods inventory. Higher sales volumes related to the U.S. Can acquisition helped improve segment earnings in the last nine months of 2006, despite the negative impact of lower food can volumes attributable to the loss of a customer in late 2005 and a poor salmon harvest in 2006. Additionally, segment earnings in 2006 were reduced by the $6.1 million of purchase accounting adjustments discussed previously, partially offset by lower freight and other direct material costs of $4 million. While pricing pressures continue on all of our raw materials, other direct materials and freight and utility costs, we continue to seek price increases in the market place to improve our margins.

On October 24, 2007, Ball announced plans to close two manufacturing facilities and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. Ball will close its food and household products packaging facilities in Tallapoosa, Georgia, and Commerce, California, both of which manufacture aerosol and general line cans. The two plant closures will result in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two high-speed aerosol lines into existing Ball facilities, and will allow us to supply customers from a consolidated asset base. When completed throughout 2008, the actions are expected to yield annualized pretax cost savings in excess of $15 million and improve the aerosol plant utilization rate to more than 85 percent from about 70 percent. The cash costs of these actions are expected to be offset by proceeds on asset dispositions and tax recoveries. A pretax charge of $41.9 million ($25.4 million after tax) was recorded in the fourth quarter of 2007 related to these closures. We also recorded a $2.3 million ($1.4 million after tax) pension annuity expense related to a previously closed plant.

In October 2006 the company announced plans to close two manufacturing facilities in North America by the end of that year as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition of U.S. Can earlier in the year. The company closed a leased facility in Alliance, Ohio, which was one of 10 manufacturing locations acquired from U.S. Can, and a plant in Burlington, Ontario, which was part of the metal food can operations prior to the U.S. Can acquisition. The closure of the Ohio plant was treated as an opening balance sheet item. A pretax charge of $35.5 million ($28.7 million after tax) was recorded in 2006, primarily related to the Burlington closure, for employee termination and pension costs, plant decommissioning costs and fixed asset impairment, as well as the shut down of a metal food can manufacturing line in the Whitby, Ontario, plant. When the Burlington building is sold, the estimated costs of the closures will be cash flow neutral after tax benefits and anticipated proceeds.

The year ended December 31, 2005, included a net pretax charge of $11.2 million ($7.5 million after tax) for pension, severance and other employee benefit costs related to a reduction in force in the Burlington plant combined with the closure of a three-piece food can manufacturing plant in Quebec.

The company continues to evaluate the segment’s manufacturing structure and expects to identify other opportunities to improve efficiencies. Additional details regarding business consolidation activities are available in Note 5 accompanying the consolidated financial statements included within Item 8 of this Annual Report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada that manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications. On March 28, 2006, Ball acquired certain North American plastic bottle container assets from Alcan Packaging (Alcan), including two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. Effective January 1, 2007, the plastic packaging, Americas, segment assumed responsibility for plastic pail assets acquired as part of the U.S. Can acquisition. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer.

Segment sales in 2007 comprised 10 percent of consolidated net sales (10 percent in 2006) and increased 8 percent compared to 2006 primarily due to an increase of 7 percent related to the March 2006 acquisition of Alcan and the inclusion of the acquired U.S. Can plastic pail business, as well as an increase of 3 percent for higher sales volumes. Segment sales in 2006 increased 42 percent compared to 2005, including 34 percent related to plant and other asset acquisitions from Alcan and U.S. Can and 6 percent related to higher sales volumes.  In view of the substandard performance related to our PET soft drink margins, we continue to focus on price recovery initiatives, as well as our PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage, and specialty container markets.   In the polypropylene plastic container arena, development efforts are primarily focused on custom packaging markets.

Segment earnings were $25.9 million in 2007, $28.3 million in 2006 and $16.7 million in 2005. Earnings were lower in 2007 than in 2006 primarily due to lower sales margins related to approximately $5 million of customer pricing concessions and $2 million of higher labor and overhead costs. The earnings inhibitors were partially offset by approximately $2 million from volume growth in specialty PET sales combined with the incremental margin impact of sales in the first quarter of 2007 related to the acquired Alcan and U.S. Can plants.

Segment earnings in 2006 were higher than in 2005 largely due to the margin impact of the incremental sales related to the Alcan and U.S. Can acquisitions, partially offset by $9 million of higher energy and labor costs and approximately $2 million incurred for a litigation claim that was favorably resolved in July 2006. Earnings in the second quarter of 2006 also included purchase accounting adjustments of $1.2 million, which increased cost of sales due to the valuation of inventories associated with the acquired Alcan finished goods inventory.

We estimate our 2007 shipments of 6 billion PET plastic bottles to be approximately 9 percent of total U.S. and Canadian PET container shipments. In addition, the plastic packaging, Americas, segment produced approximately 900 million food and specialty containers during 2007.

Aerospace and Technologies

Aerospace and technologies segment sales represented 11 percent of 2007 consolidated net sales (10 percent in 2006) and were 17 percent higher than in 2006. Sales in 2006 were 3 percent lower than in 2005. The higher sales in 2007 were due to new programs, cost overruns and increased scope on previously awarded contracts, with $58 million attributable to the WorldView and other commercial space operations contracts. Lower sales in 2006 compared to 2005 were largely due to contracts being completed during the period, as well as the impact of government funding reductions and program delays. The aerospace and technologies business won a number of large, strategic contracts and delivered a considerable amount of sophisticated space and defense instrumentation throughout the three-year period.

Segment earnings were $64.6 million in 2007, $50 million in 2006 and $54.7 million in 2005. Earnings improvement in 2007 was primarily due to higher net sales, particularly $12 million related to the WorldView and other commercial space contracts, an improved contract mix and better program execution. Earnings in 2006 were negatively affected by lower sales due to program delays and unfavorable contract mix. The first quarter of 2005 included expense of $3.8 million for the write down to net realizable value of an equity investment in an aerospace company. This investment was sold in October 2005 for approximately its carrying value.

Some of the segment’s high-profile contracts include:  the WorldView 1 and WorldView 2 advanced commercial remote sensing satellites; the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and a number of antennas for the Joint Strike Fighter.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 84 percent of segment sales in 2007, 90 percent of segment sales in 2006 and 87 percent in 2005. Contracted backlog for the aerospace and technologies segment at December 31, 2007 and 2006, was $774 million and $886 million, respectively. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

Additional Segment Information

For additional information regarding the company’s segments, see the summary of business segment information in Note 2 accompanying the consolidated financial statements within Item 8 of this report. The charges recorded for business consolidation activities were based on estimates by Ball management, actuaries and others and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 5 accompanying the consolidated financial statements within Item 8 of this report.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $323.7 million, $287.2 million and $233.8 million for 2007, 2006 and 2005, respectively. Contributing to higher expenses in 2007 compared to 2006 were $4.5 million of additional SG&A from the U.S. Can acquisition, higher research and development costs and aerospace bid and proposal costs of $9.4 million, increased sales and marketing efforts of $5.4 million and $15.8 million of compensation and benefit increases, including year-over-year incentive compensation costs. Also, a $5.8 million out-of-period foreign currency adjustment was included in SG&A expenses in the first quarter of 2006 (discussed in further detail in Note 19 accompanying the consolidated financial statements included within Item 8 of this report).

The increase in SG&A expenses in 2006 compared to 2005 was primarily the result of $20 million of incremental SG&A (after realized synergies) from the acquired U.S. Can operations, the $5.8 million out-of-period foreign currency adjustment, higher expense of $6.3 million associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), $2 million for higher rates associated with the company’s receivables sales agreement, $5 million of increased legal fees related to patent litigation, $6.7 million for an initial mark-to-market adjustment to one of the company’s deferred compensation stock plans due to a plan amendment, as well as compensation and benefit increases.

Interest and Taxes

Consolidated interest expense was $149.4 million in 2007; $134.4 million in 2006 and $116.4 million, including debt refinancing costs of $19.3 million, in 2005. The higher expense for each successive year was primarily due to the additional borrowings used to finance the acquisitions of U.S. Can and the Alcan assets, combined with higher interest rates in 2007. The debt refinancing costs in 2005 of $19.3 million were costs associated with the refinancing of the company’s senior credit facilities and the redemption in the last half of 2005 of the company’s 7.75% senior notes, which were due in August 2006.

Ball’s consolidated effective income tax rate for 2007 was 26.3 percent compared to 29.4 percent in 2006 and 29.2 percent in 2005. The lower effective rate in 2007 was the result of earnings mix (higher foreign earnings taxed at lower rates) and net tax benefit adjustments of $17.2 million recorded in the third quarter of 2007, as compared to $6.4 million in 2006. These net tax benefit adjustments were the result of enacted income tax rate reductions in Germany and the United Kingdom and a tax loss related to the company’s Canadian operations. These benefits were offset by a tax provision to adjust for the final settlement negotiations concluded in the quarter with the Internal Revenue Service (IRS) related to a company-owned life insurance plan (discussed below). Based on current estimates, the 2008 effective income tax rate is expected to be around 33 percent.

During 2007 the company concluded final settlement negotiations with the IRS on the deductibility of interest expense on incurred loans from a company-owned life insurance plan. An additional accrual of $7 million was made in the third quarter to adjust the accrued liability to the final settlement of $18.4 million, including interest, for the years 2000-2004, which were under examination, and for the unaudited years 2005-2007. This settlement included agreement on the prospective treatment of interest deductibility on the policy loans, which will not have a significant impact on earnings per share, cash flow or liquidity in future periods. Further details are available in Note 14 to the consolidated financial statements within Item 8 of this report.

While the effective tax rates for 2006 and 2005 are similar, the 2006 rate was impacted by a tax benefit of $8.1 million associated with a foreign exchange loss as a result of the change in the functional currency of a European subsidiary in the local statutory accounts. The one-time benefit was somewhat offset by a higher foreign tax rate differential due to taxation of the German property insurance gain at the marginal rate of 39 percent and a valuation allowance on a Canadian net operating loss resulting from the 2006 business consolidation costs. The 2005 rate was impacted by the tax benefit recorded on the repatriation of foreign earnings at legislated reduced rates plus the tax benefit on business consolidation costs applied at the higher marginal rate.

Results of Equity Affiliates

Equity in the earnings of affiliates is primarily attributable to our 50 percent ownership in packaging investments in the U.S. and Brazil. Earnings were $12.9 million in 2007, $14.7 million in 2006 and $15.5 million in 2005.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements within Item 8 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external borrowings. We believe that cash flows from operations and cash provided by short-term and revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, or any of the other factors we describe in Item 1A, “Risk Factors.”

Cash flows from operating activities were $673 million in 2007 compared to $401.4 million in 2006 and $558.8 million in 2005. The improvement over 2006 was primarily due to higher net earnings before the legal settlement in 2007 and the insurance gain in 2006 related to the Hassloch fire. The improvement in 2007 was also the result of reduced changes in working capital components and lower income tax payments, partially offset by higher pension contributions.

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

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) to plan stock-buy back levels, (3) to evaluate strategic investments and (4) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. generally accepted accounting principles, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less additions to property, plant and equipment (capital spending). Free cash flow is typically derived directly from the company’s cash flow statements; however, it may be adjusted for items that affect comparability between periods. An example of such an item included in 2006 is the property insurance proceeds for the replacement of the fire-damaged assets in our Hassloch, Germany, plant, which are included in capital spending amounts. Another example is the company’s decision in 2007 to contribute an additional $44.5 million ($27.3 million) to its pension plans as part of its overall debt reduction plan.

Based on this, our consolidated free cash flow is summarized as follows:

($ in millions)	2007	2006	2005
Cash flows from operating activities	$673.0	$401.4	$558.8
Incremental pension funding, net of tax	27.3	–	–
Capital spending	(308.5)	(279.6)	(291.7)
Proceeds for replacement of fire-damaged assets	48.6	61.3	–
Free cash flow	$440.4	$183.1	$267.1

Based on information currently available, we estimate cash flows from operating activities for 2008 to be approximately $650 million, capital spending to be approximately $350 million and free cash flow to be in the $300 million range. Capital spending of $259.9 million (net of $48.6 million in insurance recoveries) in 2007 was below depreciation and amortization expense of $281 million. We continue to invest capital in our best performing operations, including projects to increase custom can capabilities, improve beverage can and end making productivity and add more beverage can capacity in Europe, as well as expenditures in the aerospace and technologies segment. Of the $350 million of planned capital spending for 2008, approximately $180 million will be spent on top-line sales growth projects.

Debt Facilities and Refinancing

Interest-bearing debt at December 31, 2007, decreased $93.1 million to $2,358.6 million from $2,451.7 million at December 31, 2006. The 2007 debt decrease from 2006 was primarily attributed to debt payments offset by higher foreign exchange rates.

At December 31, 2007, $705 million was available under the company’s multi-currency revolving credit facilities. The company also had $345 million of short-term uncommitted credit facilities available at the end of the year, of which $49.7 million was outstanding.

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

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $170 million and $201.3 million at December 31, 2007 and 2006, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets.

The company was not in default of any loan agreement at December 31, 2007, and has met all payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

Additional details about the company’s receivables sales agreement and debt are available in Notes 7 and 13, respectively, accompanying the consolidated financial statements within Item 8 of this report.

Other Liquidity Items

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2007, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$2,302.6	$126.1	$547.6	$1,174.9	$454.0
Capital lease obligations	4.4	1.0	0.8	0.5	2.1
Interest payments on long-term debt (b)	698.6	142.9	246.3	152.5	156.9
Operating leases	218.5	49.9	71.7	42.5	54.4
Purchase obligations (c)	6,092.6	2,397.2	3,118.8	576.6	–
Common stock repurchase agreements	131.0	131.0	–	–	–
Legal settlement	70.0	70.0	–	–	–
Total payments on contractual obligations	$9,517.7	$2,918.1	$3,985.2	$1,947.0	$667.4

(a)	Amounts reported in local currencies have been translated at the year-end exchange rates.
(b)	For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of hedging instruments.
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

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be $49 million in 2008. This estimate may change based on plan asset performance. Benefit payments related to these plans are expected to be $66 million, $70 million, $74 million, $77 million and $82 million for the years ending December 31, 2008 through 2012, respectively, and a total of $473 million for the years 2013 through 2017. Payments to participants in the unfunded German plans are expected to be approximately $26 million in each of the years 2008 through 2012 and a total of $136 million for the years 2013 through 2017.

In accordance with United Kingdom pension regulations, Ball has provided an £8 million guarantee to the plan for its defined benefit plan in the United Kingdom. If the company’s credit rating falls below specified levels, Ball will be required to either: (1) contribute an additional £8 million to the plan; (2) provide a letter of credit to the plan in that amount or (3) if imposed by the appropriate regulatory agency, provide a lien on company assets in that amount for the benefit of the plan. The guarantee can be removed upon approval by both Ball and the pension plan trustees.

Our share repurchase program in 2007 was $211.3 million, net of issuances, compared to $45.7 million net repurchases in 2006 and $358.1 million in 2005. The net repurchases included the $51.9 million settlement on January 5, 2007, of a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares. However, the 2007 net repurchases did not include a forward contract entered into in December 2007 for the repurchase of 675,000 shares. The contract was settled on January 7, 2008, for $31 million in cash.

On December 12, 2007, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million on January 7, 2008, and received approximately 2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The exact number of shares to be repurchased under the agreement, which will be determined on the settlement date (no later than June 5, 2008), is subject to an adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company has the option to settle the contract in either cash or shares. Including the settlements of the forward share purchase contract and the accelerated share repurchase agreement, we expect to repurchase approximately $300 million of our common shares, net of issuances, in 2008.

Annual cash dividends paid on common stock were 40 cents per share in 2007, 2006 and 2005. Total dividends paid were $40.6 million in 2007, $41 million in 2006 and $42.5 million in 2005.

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

Forward-Looking Statements

The company has made or implied certain forward-looking statements in this report, which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; mandatory deposit or restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental and workplace safety; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes in senior management; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into container sales contracts that include aluminum-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum purchases. The terms include fixed, floating or pass-through aluminum component pricing. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow and fair value hedges of commodity price risk where there is not a pass-through arrangement in the sales contract.

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass-through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2007 and 2006, we were able to pass through to our customers the majority of steel cost increases. We anticipate that we will be able to pass through the majority of the steel price increases that occur through the end of 2008.

In Europe and Asia, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements.  We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes. We also use option contracts to limit the impacts of European inflation in certain multi-year contracts.

Considering the effects of derivative instruments, the market’s ability to accept price increases and the company’s commodity price exposures, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $6 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $12 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates. Sensitivity to foreign currency exposures related to metal increased over prior years due to an increase in metal purchases and related payables at our foreign operations, which are subject to foreign currency fluctuations.

The company is also exposed to fluctuations in prices for utilities such as natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our utility prices could result in an estimated $10 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in our diesel fuel surcharge could result in an estimated $2 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to manage the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2007, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

Based on our interest rate exposure at December 31, 2007, assumed floating rate debt levels throughout 2008 and the effects of derivative instruments, a 100 basis point increase in interest rates could result in an estimated $8 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2007, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $23 million after-tax reduction in net earnings over a one-year period. This amount includes the $12 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $84 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Share Repurchases

In connection with the company’s ongoing share repurchases, the company periodically sells put options, which give the purchasers of those options the right to sell shares of the company’s common stock to the company on specified dates at specified prices upon the exercise of those options. Our objective in selling put options is to lower the average purchase price of acquired shares. There were no put option contracts outstanding at the end of 2007.

On December 3, 2007, Ball entered into a forward repurchase agreement for the purchase of 675,000 shares of its common stock. This agreement was settled for $31 million on January 7, 2008, and the shares were delivered that day. On December 12, 2007, we also entered into an accelerated share repurchase agreement for approximately $100 million. The agreement provided for the delivery of approximately 2 million shares, which represented 90 percent of the total estimated shares to ultimately be delivered. The $100 million was paid on January 7, 2008, at the time the shares were delivered. The remaining shares and average price per share will be determined at the conclusion of the contract, which is expected to occur no later than June 5, 2008.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
February 25, 2008

Consolidated Statements of Earnings
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions, except per share amounts)	2007	2006	2005

Net sales	$7,475.3	$6,621.5	$5,751.2
Legal settlement (Note 4)	(85.6)	–	–
Total net sales	7,389.7	6,621.5	5,751.2

Costs and expenses
Cost of sales (excluding depreciation)	6,226.5	5,540.4	4,802.7
Depreciation and amortization (Notes 2, 9 and 11)	281.0	252.6	213.5
Business consolidation costs (Note 5)	44.6	35.5	21.2
Property insurance gain (Note 6)	–	(75.5)	–
Selling, general and administrative	323.7	287.2	233.8
	6,875.8	6,040.2	5,271.2

Earnings before interest and taxes	513.9	581.3	480.0

Interest expense (Note 13)
Interest expense before debt refinancing costs	(149.4)	(134.4)	(97.1)
Debt refinancing costs	–	–	(19.3)
Total interest expense	(149.4)	(134.4)	(116.4)

Earnings before taxes	364.5	446.9	363.6
Tax provision (Note 14)	(95.7)	(131.6)	(106.2)
Minority interests	(0.4)	(0.4)	(0.8)
Equity in results of affiliates	12.9	14.7	15.5
Net earnings	$281.3	$329.6	$272.1

Earnings per share (Notes 16 and 17):
Basic	$2.78	$3.19	$2.52
Diluted	$2.74	$3.14	$2.48

Weighted average shares outstanding (000s) (Note 17):
Basic	101,186	103,338	107,758
Diluted	102,760	104,951	109,732

Cash dividends declared and paid, per share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2007	2006
Assets
Current assets
Cash and cash equivalents	$151.6	$151.5
Receivables, net (Note 7)	582.7	579.5
Inventories, net (Note 8)	998.1	935.4
Deferred taxes and prepaid expenses (Note 14)	110.5	94.9
Total current assets	1,842.9	1,761.3

Property, plant and equipment, net (Notes 6 and 9)	1,941.2	1,876.0
Goodwill (Notes 3 and 10)	1,863.1	1,773.7
Intangibles and other assets, net (Notes 11 and 14)	373.4	429.9
Total Assets	$6,020.6	$5,840.9

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 13)	$176.8	$181.3
Accounts payable	763.6	732.4
Accrued employee costs	238.0	201.1
Income taxes payable (Note 14)	15.7	71.8
Other current liabilities (Note 4)	319.0	267.7
Total current liabilities	1,513.1	1,454.3

Long-term debt (Note 13)	2,181.8	2,270.4
Employee benefit obligations (Note 15)	799.0	847.7
Deferred taxes and other liabilities (Note 14)	183.1	102.1
Total liabilities	4,677.0	4,674.5
Contingencies (Note 23)
Minority interests	1.1	1.0

Shareholders’ equity (Note 16)
Common stock (160,678,695 shares issued – 2007; 160,026,936 shares issued – 2006)	760.3	703.4
Retained earnings	1,765.0	1,535.3
Accumulated other comprehensive earnings (loss)	106.9	(29.5)
Treasury stock, at cost (60,454,245 shares – 2007; 55,889,948 shares – 2006)	(1,289.7)	(1,043.8)
Total shareholders’ equity	1,342.5	1,165.4
Total Liabilities and Shareholders’ Equity	$6,020.6	$5,840.9

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Ball Corporation and Subsidiaries

($ in millions)	Years ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net earnings	$281.3	$329.6	$272.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	281.0	252.6	213.5
Legal settlement (Note 4)	85.6	–	–
Property insurance gain (Note 6)	–	(75.5)	–
Business consolidation costs (Note 5)	42.3	34.2	19.0
Deferred taxes	(21.0)	38.2	(51.6)
Other, net	(30.9)	(40.4)	17.7
Working capital changes, excluding effects of acquisitions:
Receivables	26.9	(57.0)	(32.8)
Inventories	(41.0)	(132.2)	(71.7)
Accounts payable	27.4	121.6	113.2
Accrued employee costs	32.7	53.1	(17.2)
Income taxes payable and current deferred tax assets, net	32.2	(62.4)	51.2
Other, net	(43.5)	(60.4)	45.4
Cash provided by operating activities	673.0	401.4	558.8
Cash Flows from Investing Activities
Additions to property, plant and equipment	(308.5)	(279.6)	(291.7)
Business acquisitions, net of cash acquired (Note 3)	–	(791.1)	−
Property insurance proceeds (Note 6)	48.6	61.3	–
Other, net	(5.9)	16.0	1.7
Cash used in investing activities	(265.8)	(993.4)	(290.0)
Cash Flows from Financing Activities
Long-term borrowings	0.3	949.4	882.8
Repayments of long-term borrowings	(74.5)	(205.0)	(949.7)
Change in short-term borrowings	(95.8)	23.0	68.4
Debt prepayment costs	–	–	(6.6)
Debt issuance costs	–	(8.1)	(4.8)
Proceeds from issuances of common stock	46.5	38.4	35.6
Acquisitions of treasury stock	(257.8)	(84.1)	(393.7)
Common dividends	(40.6)	(41.0)	(42.5)
Other, net	9.5	7.6	(0.2)
Cash provided by (used in) financing activities	(412.4)	680.2	(410.7)
Effect of exchange rate changes on cash	5.3	2.3	4.2
Change in cash and cash equivalents	0.1	90.5	(137.7)
Cash and Cash Equivalents – Beginning of Year	151.5	61.0	198.7
Cash and Cash Equivalents – End of Year	$151.6	$151.5	$61.0

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings
Ball Corporation and Subsidiaries

($ in millions, except share amounts)	Years ended December 31,
	2007	2006	2005
Number of Common Shares Outstanding (000s)
Balance, beginning of year	160,027	158,383	157,506
Shares issued for stock options, other stock plans and business acquisitions, net of shares exchanged (a)	652	1,644	877
Balance, end of year	160,679	160,027	158,383
Number of Treasury Shares Outstanding (000s)
Balance, beginning of year	(55,890)	(54,183)	(44,815)
Shares purchased, net of shares reissued (a)(c)(d)	(4,564)	(1,707)	(9,368)
Balance, end of year	(60,454)	(55,890)	(54,183)
Common Stock
Balance, beginning of year	$703.4	$633.6	$610.8
Shares issued for stock options and other stock plans, net of shares exchanged (cash and noncash)	47.4	28.7	15.5
Shares issued for business acquisitions (a)	–	33.6	–
Tax benefit from option exercises	9.5	7.5	7.3
Balance, end of year	$760.3	$703.4	$633.6
Retained Earnings
Balance, beginning of year	$1,535.3	$1,246.0	$1,015.0
Net earnings	281.3	329.6	272.1
Common dividends, net of tax benefits	(40.2)	(40.3)	(41.1)
Adoption of new accounting standard (Note 14)	(11.4)	–	–
Balance, end of year	$1,765.0	$1,535.3	$1,246.0
Accumulated Other Comprehensive Earnings (Loss) (Note 16)
Balance, beginning of year	$(29.5)	$(100.7)	$33.2
Foreign currency translation adjustment	90.0	57.2	(74.3)
Pension and other postretirement items, net of tax (b)	57.9	55.9	(43.6)
Effective financial derivatives, net of tax	(11.5)	6.0	(16.0)
Net other comprehensive earnings (loss) adjustments	136.4	119.1	(133.9)
Adoption of new accounting standard (b)	–	(47.9)	–
Accumulated other comprehensive earnings (loss)	$106.9	$(29.5)	$(100.7)
Treasury Stock
Balance, beginning of year	$(1,043.8)	$(925.5)	$(564.9)
Shares purchased, net of shares reissued (c)(d)	(214.9)	(104.4)	(360.6)
Diversification of deferred compensation stock plan	(31.0)	–	–
Shares returned in business acquisitions (a)	–	(13.9)	–
Balance, end of year	$(1,289.7)	$(1,043.8)	$(925.5)
Comprehensive Earnings
Net earnings	$281.3	$329.6	$272.1
Net other comprehensive earnings adjustments (see details above) (b)	136.4	119.1	(133.9)
Comprehensive earnings (b)	$417.7	$448.7	$138.2

(a)
In connection with the acquisition of U.S. Can (discussed in Note 3), 758,981 shares were originally issued at $44.28 per share. As a result of a purchase price adjustment, 314,225 shares were subsequently returned to Ball and recorded as treasury stock.

(b)
Within the company’s 2006 annual report, the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006, included a transition adjustment of $47.9 million, net of tax, related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” as a component of 2006 comprehensive earnings rather than only as an adjustment to accumulated other comprehensive loss. The 2006 amounts have been revised to correct the previous reporting.

(c)
Amounts in 2007 and 2006 included 675,000 and 1,200,000 shares, respectively, for amounts repurchased under forward contracts not settled until after December 31. The contracts were settled for $31 million in January 2008 and $51.9 million in January 2007, respectively.

(d)	Includes 588,662 shares, 716,420 and 939,139 shares reissued in 2007, 2006 and 2005, respectively. The total amounts related to these share reissuances were $26.5 million, $27.2 million and $36.1 million in each of these three years, respectively.

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

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized under the cost-to-cost, percentage-of-completion method. This business segment sells using two types of long-term sales contracts – cost-type sales contracts, which represent approximately 70 percent of sales, and fixed price sales contracts, which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, whereas fixed price sales contracts are completed for a fixed price or involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

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

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover the majority of its employees. We also have postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R);” SFAS No. 87, "Employers’ Accounting for Pensions;" SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, “Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.” These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates, mortality and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates, because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

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

Effective with its December 31, 2006, year-end reporting, Ball adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires the recognition of the funded status of each defined benefit pension plan and other postretirement benefit plan on the consolidated balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.

In addition to defined benefit and postretirement plans, the company maintains reserves for employee medical claims, up to our insurance stop-loss limit, and workers’ compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information, including historical experience, actuarial estimates and current employee statistics.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.  Critical and Significant Accounting Policies (continued)

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable, because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

In June 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company records the related interest expense and penalties, if any, as a tax expense, consistent with the practice prior to adoption. Additional details about the adoption of FIN 48 are provided in Note 14. In May 2007 the FASB amended FIN 48 by issuing FSP FIN 48-1, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN 48-1 did not result in any changes to the amounts recorded upon the initial adoption of FIN 48 or during the year ended December 31, 2007.

Business Consolidation Costs

The company estimates its liabilities for business consolidation activities by accumulating detailed estimates of costs and asset sales proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; contract termination payments for contracts and leases; contractual obligations and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such disclosures represent management's best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current period earnings and identified as business consolidation gains or losses.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, product sales, raw materials purchasing, inflation rates and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, or a derivative designated as a fair value hedge of a firm commitment not yet recorded on the balance sheet, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported in earnings immediately. In the statements of cash flows, hedge activities are classified in the same category as the items being hedged. Derivatives that do not qualify for hedge accounting are marked to market with gains and losses reported immediately in earnings.

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

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements – 10 to 40 years; machinery and equipment – 3 to 15 years; other intangible assets – 13 years, weighted average).

Deferred financing costs are amortized over the life of the related loan facility and are reported as part of interest expense. When debt is repaid prior to its maturity date, the write-off of the remaining unamortized deferred financing costs, or pro rata portion thereof, is also reported as interest expense.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.  Critical and Significant Accounting Policies (continued)

Stock-Based Compensation

Ball has a variety of restricted stock and stock option plans. The compensation cost associated with restricted stock grants has been calculated using the fair value at the date of grant and amortized over the restriction period. Stock-based compensation is reported as part of selling, general and administrative expenses in the consolidated statements of earnings. In the fourth quarter of 2006, Ball amended one of its deferred compensation stock plans to allow for limited diversification beginning in 2007, which required an initial mark-to-market adjustment of $6.7 million.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” and elected to use the modified prospective transition method and the Black-Scholes valuation model. Tax benefits associated with option exercises are reported in financing activities in the consolidated statements of cash flows beginning in 2006. Prior to January 1, 2006, expense related to stock options was calculated using the intrinsic value method under the guidelines of Accounting Principles Board (APB) Opinion No. 25 and has therefore not been included in the consolidated statements of earnings in 2005. Ball’s earnings as reported included after-tax stock-based compensation of $6.6 million for the year ended December 31, 2005. If the fair value based method had been used, after-tax stock-based compensation would have been $8.7 million in 2005 and diluted earnings per share would have been lower by $0.02. Further details regarding the expense calculated under the fair value based method are provided in Note 16.

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

New Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces the original SFAS No. 141 issued in June 2001. The new standard retains the fundamental requirements in Statement 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values on the acquisition date, which replaces SFAS No. 141’s cost-allocation process. SFAS No. 141 (revised 2007) also requires the costs incurred to effect the acquisition and related restructuring costs to be recognized separately from the business combination. The new standard will be effective for Ball on a prospective basis beginning on January 1, 2009.

In April 2007 the FASB issued FASB Staff Position (FSP) Interpretation No. (FIN) 39-1, “Amendment of FASB Interpretation No. 39,” which amends the terms of FIN 39, paragraph 3 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. FSP FIN 39-1 became effective for Ball as of January 1, 2008, and its effect is still under evaluation.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.  Critical and Significant Accounting Policies (continued)

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard became effective for Ball as of January 1, 2008, and at this time, we do not expect to elect the fair value option for any eligible items.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. The standard became effective for Ball as of January 1, 2008, and is still being evaluated for its effect on the company’s financial statements. In February 2008 the FASB delayed the effective date for certain nonfinancial assets and liabilities until January 1, 2009.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.  Business Segment Information (continued)

Effective January 1, 2007, a plastic product line with 2007 net sales of $52.1 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. In the third quarter of 2006, the company changed its expense allocation method by allocating to each of the packaging segments stock-based compensation expense previously included in corporate undistributed expenses. Prior periods have been conformed to the current presentation.

Major Customers

Following is a summary of Ball’s major customers and their respective percentages of consolidated net sales for the years ended December 31:

	2007	2006	2005
SABMiller plc	11%	11%	11%
PepsiCo, Inc. and affiliates	9%	9%	10%
All bottlers of Pepsi-Cola or Coca-Cola branded beverages	28%	29%	27%
U.S. government agencies and their prime contractors	9%	9%	11%

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated
2007	$5,268.4	$2,121.3	$7,389.7
2006	4,868.6	1,752.9	6,621.5
2005	4,133.3	1,617.9	5,751.2

Summary of Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany (c)	Other (d)	Consolidated
2007	$2,052.3	$1,441.1	$684.3	$4,177.7
2006	2,117.1	1,289.9	672.6	4,079.6

(a)	Includes the company’s net sales in the PRC, Canada and certain European countries (none of which was individually significant), intercompany eliminations and other.
(b)	Long-lived assets primarily consist of property, plant and equipment; goodwill; and other intangible assets.
(c)	For reporting purposes, Ball Packaging Europe’s goodwill and intangible assets have been allocated to Germany. The total amounts allocated were $1,108.9 million and $1,021.7 million at December 31, 2007 and 2006, respectively.
(d)	Includes the company’s long-lived assets in the PRC, Canada and certain European countries, not including Germany (none of which was individually significant), intercompany eliminations and other.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.  Business Segment Information (continued)

Summary of Business by Segment

($ in millions)	2007	2006	2005
Net Sales
Metal beverage packaging, Americas	$2,849.5	$2,604.4	$2,390.4
Legal settlement (Note 4)	(85.6)	–	–
Total metal beverage packaging, Americas	2,763.9	2,604.4	2,390.4
Metal beverage packaging, Europe/Asia	1,902.2	1,512.5	1,354.5
Metal food & household products packaging, Americas	1,183.4	1,138.7	824.0
Plastic packaging, Americas	752.4	693.6	487.5
Aerospace & technologies	787.8	672.3	694.8
Net sales	$7,389.7	$6,621.5	$5,751.2

Consolidated Earnings
Metal beverage packaging, Americas	$299.2	$269.4	$254.1
Legal settlement (Note 4)	(85.6)	–	–
Business consolidation costs (Note 5)	–	–	(19.3)
Total metal beverage packaging, Americas	213.6	269.4	234.8

Metal beverage packaging, Europe/Asia	256.1	193.2	171.2
Property insurance gain (Note 6)	–	75.5	–
Business consolidation gains (Note 5)	–	–	9.3
Total metal beverage packaging, Europe/Asia	256.1	268.7	180.5

Metal food & household products packaging, Americas	36.2	37.9	30.3
Business consolidation costs (Note 5)	(44.2)	(35.5)	(11.2)
Total metal food & household products packaging, Americas	(8.0)	2.4	19.1

Plastic packaging, Americas	26.3	28.3	16.7
Business consolidation costs (Note 5)	(0.4)	–	–
Total plastic packaging, Americas	25.9	28.3	16.7

Aerospace & technologies	64.6	50.0	54.7

Segment earnings before interest and taxes	552.2	618.8	505.8
Corporate undistributed expenses	(38.3)	(37.5)	(25.8)
Earnings before interest and taxes	513.9	581.3	480.0
Interest expense (a)	(149.4)	(134.4)	(116.4)
Tax provision	(95.7)	(131.6)	(106.2)
Minority interests	(0.4)	(0.4)	(0.8)
Equity in results of affiliates (Note 11)	12.9	14.7	15.5
Net earnings	$281.3	$329.6	$272.1

(a)	Includes $19.3 million of debt refinancing costs in 2005.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.  Business Segment Information (continued)

Summary of Business by Segment (continued)

($ in millions)	2007	2006	2005
Depreciation and Amortization
Metal beverage packaging, Americas	$73.4	$74.2	$69.0
Metal beverage packaging, Europe/Asia	91.9	80.3	73.4
Metal food & household products packaging, Americas (a)	42.8	32.2	16.3
Plastic packaging, Americas (a)	51.6	46.2	36.8
Aerospace & technologies	17.9	16.4	14.9
Segment depreciation and amortization	277.6	249.3	210.4
Corporate	3.4	3.3	3.1
Depreciation and amortization	$281.0	$252.6	$213.5

Property, Plant and Equipment Additions
Metal beverage packaging, Americas	$87.4	$88.7	$109.9
Metal beverage packaging, Europe/Asia	150.7	82.1	97.9
Metal food & household products packaging, Americas (a)	23.0	19.4	16.8
Plastic packaging, Americas (a)	20.2	51.1	27.6
Aerospace & technologies	23.0	34.5	33.1
Segment property, plant and equipment additions	304.3	275.8	285.3
Corporate	4.2	3.8	6.4
Property, plant and equipment additions	$308.5	$279.6	$291.7

	December 31,
	2007	2006
Total Assets
Metal beverage packaging, Americas	$1,169.6	$1,147.2
Metal beverage packaging, Europe/Asia	2,600.5	2,412.7
Metal food & household products packaging, Americas (a)	1,141.7	1,094.9
Plastic packaging, Americas (a)	568.8	609.0
Aerospace & technologies	278.7	268.2
Segment assets	5,759.3	5,532.0
Corporate assets, net of eliminations	261.3	308.9
Total assets	$6,020.6	$5,840.9

Investments in Affiliates
Metal beverage packaging, Americas	$13.5	$15.7
Metal beverage packaging, Europe/Asia	0.2	0.2
Aerospace & technologies	7.5	7.5
Corporate (b)	56.4	53.1
Investments in affiliates	$77.6	$76.5

(a)
Amounts in 2006 have been retrospectively adjusted for the transfer of a plastic pail product line with assets of approximately $65 million from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment, which occurred as of January 1, 2007.

(b)	Includes equity investments not evaluated as part of the segments’ assets.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.  Acquisitions

2006

U.S. Can Corporation

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million). Contemporaneously with the acquisition, Ball also refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and the company expects to realize approximately $44 million of acquired net operating tax loss and credit carryforwards of which approximately $13 million have been utilized as of December 31, 2007. The acquired operations are included in the metal food and household products packaging, Americas, segment, except for a plastic pail product line that was transferred to the company’s plastic packaging, Americas, segment effective January 1, 2007, for which 2006 amounts have been retrospectively adjusted. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

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

Ball Asia Pacific Limited

In the fourth quarter of 2006, Ball Asia Pacific Limited, an indirect wholly owned subsidiary of Ball Corporation, acquired all the minority ownership interest in its PRC-based high-density polypropylene plastic container business for $4.6 million in cash. The acquisition of the minority interest was not significant to the company.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.  Acquisitions (continued)

Following is a summary of the net assets acquired in the U.S. Can and Alcan transactions. The valuations were performed by management, including the identification and valuation of acquired intangible assets and of liabilities, including the development and assessment of associated costs of consolidation and integration plans. Management also performed valuations of certain assets and liabilities including inventory; property, plant and equipment; intangible assets; and pension and other post-retirement obligations. During the first quarter of 2007, the company completed its final valuation of the acquired assets and liabilities and revised the preliminary purchase price allocations accordingly. The final allocation compared to the December 31, 2006, preliminary allocation resulted primarily in an increase in identifiable intangible assets for both acquisitions.

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

The customer relationships and acquired technologies of both acquisitions were identified as valuable intangible assets, and the company assigned to them an estimated life of 20 years. Because the acquisition of U.S. Can was a stock purchase, neither the goodwill nor the intangible assets are tax deductible for U.S. income tax purposes unless, and until such time as, the stock is sold. However, because the Alcan acquisition was an asset purchase, the amortization of goodwill and intangible assets is deductible for U.S. tax purposes.

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

Pro forma adjustments primarily include the after-tax effects of: (1) increased interest expense related to incremental borrowings used to finance the acquisitions; (2) increased depreciation expense on property, plant and equipment based on increased fair values; and (3) increased amortization expense attributable to intangible assets arising from the acquisitions.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.  Legal Settlement

During the second quarter of 2007, Miller Brewing Company (Miller), a U.S. customer, asserted various claims against a wholly owned subsidiary of the company, primarily related to the pricing of the aluminum component of the containers supplied by the subsidiary, and on October 4, 2007, the dispute was settled in mediation. Miller received $85.6 million ($51.8 million after tax) on settlement of the dispute, and Ball retained all of Miller’s beverage can and end supply through 2015. Miller received a one-time payment of approximately $70 million ($42 million after tax) in January 2008 (recorded on the December 31, 2007, consolidated balance sheet in other current liabilities) with the remainder of the settlement to be recovered over the life of the supply contract through 2015.

5.  Business Consolidation Activities

Following is a summary of business consolidation activities included in the consolidated statements of earnings for the years ended December 31:

($ in millions)	2007	2006	2005

Metal beverage packaging, Americas	$–	$–	$(19.3)
Metal beverage packaging, Europe/Asia	–	–	9.3
Metal food & household products packaging, Americas	(44.2)	(35.5)	(11.2)
Plastic packaging, Americas	(0.4)	–	–
	$(44.6)	$(35.5)	$(21.2)

2007

Metal Food & Household Products Packaging, Americas

On October 24, 2007, Ball announced plans to close two manufacturing facilities and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. Ball will close its food and household products packaging facilities in Tallapoosa, Georgia, and Commerce, California, both of which manufacture aerosol and general line cans. The two plant closures will result in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two high-speed aerosol lines into existing Ball facilities. A pretax charge of $41.9 million ($25.4 million after tax) was recorded in the fourth quarter in connection with the closure of the aerosol plants, including $10.7 million for severance costs, $23 million for the write down to net realizable value of fixed assets, $2.4 million for excess inventory and $5.8 million for other associated costs. No cash costs were incurred in 2007. The carrying value of fixed assets remaining for sale in connection with the plant closures was $9.4 million at December 31, 2007.

The company also recorded a $2.3 million pretax pension annuity expense ($1.4 million after tax) related to a previously closed food can plant. The pension settlement payment was made in December 2007.

Plastic Packaging, Americas

In the fourth quarter of 2007, Ball recorded a pretax charge of $0.4 million ($0.2 million after tax) for severance costs related to the termination of approximately 50 employees in response to lost sales. The severance amounts are expected to be paid in the first quarter of 2008.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.  Business Consolidation Activities (continued)

2006

Metal Food & Household Products Packaging, Americas

In October 2006 the company announced plans to close two manufacturing facilities in North America as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in the year of U.S. Can. The company closed a leased facility in Alliance, Ohio, which was one of 10 manufacturing locations acquired from U.S. Can, and a food can plant in Burlington, Ontario. A pretax charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter related to the Burlington closure, comprised of $7.8 million of severance costs, $16.8 million of pension costs, $2.9 million of plant decommissioning costs and $6.1 million for the write off of obsolete equipment and related spare parts and tooling. Payments of $11 million were made in 2007 against the Burlington reserves for employee severance and other associated costs, and only $1 million of severance costs remain to be paid. The carrying value of fixed assets remaining for sale in connection with the Burlington plant closure was $14.5 million at December 31, 2007. The closure of the Ohio plant, estimated to cost approximately $1 million for employee and other costs, has been treated as an opening balance sheet item related to the acquisition and all costs were incurred and paid as of December 31, 2007.

The fourth quarter also included a net charge of $0.9 million ($0.6 million after tax) to shut down a welded food can line at the Richmond, British Columbia, plant and record the recovery of business consolidation costs previously expensed. All activities have been completed and all costs have been incurred as of the end of 2007.

In the second quarter, earnings of $0.4 million ($0.2 million after tax) were recorded to reflect the excess proceeds on the disposition of fixed assets previously written down in a 2005 business consolidation charge.

In the first quarter, a pretax charge of $2.1 million ($1.4 million after tax) was recorded to shut down a metal food can production line in the Whitby, Ontario, plant. The charge was comprised of $0.6 million of employee termination costs, $0.7 million for equipment removal and other decommissioning costs and $0.8 million for impairment of plant equipment and related spares and tooling. Production from the line has ceased and other related activities were completed during 2006. The fourth quarter of 2006 included $0.7 million of earnings ($0.5 million after tax) to reflect the net proceeds on the disposition of the plant’s fixed assets. As of the end of 2007, all costs have been incurred and paid and no reserve balances remain.

2005

Metal Beverage Packaging, Americas

The company announced in July 2005 the commencement of a project to upgrade and streamline its North American beverage can end manufacturing capabilities. The project is expected to be completed in early 2009 and will result in productivity gains and cost reductions. A pretax charge of $19.3 million ($11.7 million after tax) was recorded in the third quarter of 2005 in connection with this project. The pretax charge included $11.7 million for employee severance, pension and other employee benefit costs, $1.6 million for decommissioning costs and $6 million for the write off of obsolete equipment spare parts and tooling. Payments of $2.4 million were made in 2007 against the reserve. Severance and other employee benefit costs of $4.4 million remain at December 31, 2007, all of which are expected to be paid in 2008 and 2009 as the remaining end modules are put into operation. Pension costs will be paid over the retirement period for the affected employees.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.  Business Consolidation Activities (continued)

Metal Food & Household Products Packaging, Americas

In the fourth quarter, a pretax charge of $4.6 million ($3.1 million after tax) was recorded for pension, severance and other employee benefit costs related to a reduction in force in a Canadian food can plant. All costs have been incurred and paid as of December 31, 2007.

In the second quarter, a pretax charge of $8.8 million ($5.9 million after tax) was recorded in connection with the closure of a three-piece food can manufacturing plant in Baie d’Urfe, Quebec. The plant was closed in the third quarter, and the subsequent real estate sale resulted in the second quarter charge being offset by a $2.2 million gain ($1.5 million after tax) in the fourth quarter. All costs have been incurred and paid as of December 31, 2007.

Metal Beverage Packaging, Europe/Asia

The company recorded $9.3 million of earnings in 2005, primarily related to the final settlement of PRC tax obligations, and an adjustment to reclassify an asset to be put in service previously held for sale, related to a PRC business consolidation charge taken in the second quarter of 2001. Tax clearances from the applicable authorities were required during the formal liquidation process. These matters have been concluded.

6.  Property Insurance Gain

On April 1, 2006, a fire in the Hassloch, Germany, metal beverage can plant in the company’s metal beverage packaging, Europe/Asia, segment damaged a significant portion of the plant’s building and machinery and equipment. A €26.7 million ($33.8 million) fixed asset write down was recorded in 2006 to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a pretax gain of €59.6 million ($75.5 million) was recorded in the 2006 consolidated statement of earnings to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. In accordance with the agreement reached with the insurance company, property insurance proceeds of €48.7 million ($61.3 million) were received in 2006 and the final proceeds of €37.6 million ($48.6 million) were received in January 2007. An additional €27.2 million ($35.1 million) and €40 million ($51 million) were recorded in cost of sales in 2007 and 2006, respectively, for insurance recoveries related to business interruption costs, as well as €11.3 million ($14.3 million) in 2006 to offset clean-up costs.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

7.  Accounts Receivable

	December 31,
($ in millions)	2007	2006

Trade accounts receivable, net	$505.4	$422.2
Business interruption insurance receivable (Note 6)	–	35.9
Other receivables	77.3	121.4
	$582.7	$579.5

Trade accounts receivable are shown net of an allowance for doubtful accounts of $13.2 million at December 31, 2007, and $9.8 million at December 31, 2006. Other receivables include non-income tax receivables, such as property tax and sales tax; certain vendor rebate receivables; and other similar items.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations of up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $170 million and $201.3 million at December 31, 2007 and 2006, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets. Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling, general and administrative expenses, totaled $11.4 million in 2007, $9.7 million in 2006 and $7.7 million in 2005.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $136 million and $125.3 million at December 31, 2007 and 2006, respectively, and included $48.1 million and $62.4 million, respectively, representing the recognized sales value of performance that had not been billed and was not yet billable to customers. The average length of the long-term contracts is approximately 4 years and the average length remaining on those contracts at December 31, 2007, was 17 months. Approximately $0.6 million of unbilled receivables at December 31, 2007, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

8.  Inventories

	December 31,
($ in millions)	2007	2006

Raw materials and supplies	$433.6	$445.6
Work in process and finished goods	564.5	489.8
	$998.1	$935.4

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

9.  Property, Plant and Equipment

	December 31,
($ in millions)	2007	2006

Land	$92.2	$88.5
Buildings	820.1	764.1
Machinery and equipment	2,914.2	2,618.6
Construction in progress	154.7	215.1
	3,981.2	3,686.3
Accumulated depreciation	(2,040.0)	(1,810.3)
	$1,941.2	$1,876.0

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $263.8 million, $238 million and $202.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The change in the net property, plant and equipment balance during 2007 is primarily the result of capital spending and changes in foreign currency exchange rates, offset by depreciation. A fixed asset write down of €26.7 million ($33.8 million) was included in accumulated depreciation at December 31, 2006, to record the estimated impairment of the assets damaged as a result of the fire at the company’s Hassloch, Germany, metal beverage can plant (see Note 6).

10.  Goodwill

($ in millions)	Metal Beverage Packaging, Americas	Metal Beverage Packaging, Europe/Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2006	$279.4	$1,020.6	$389.0	$84.7	$1,773.7
Purchase accounting adjustments (a)	–	–	(4.7)	(1.0)	(5.7)
Transfer of plastic pail product line	–	–	(30.0)	30.0	–
FIN 48 adoption adjustments (Notes 1 and 14)	–	(9.3)	–	–	(9.3)
Effects of foreign currency exchange rates	–	104.0	–	0.4	104.4
Balance at December 31, 2007	$279.4	$1,115.3	$354.3	$114.1	$1,863.1

(a)	Related to the final purchase price allocations for the U.S. Can and Alcan acquisitions discussed in Note 3.

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.  Intangibles and Other Assets

	December 31,
($ in millions)	2007	2006

Intangibles and Other Assets:
Investments in affiliates	$77.6	$76.5
Prepaid pension	10.3	2.3
Other intangibles (net of accumulated amortization of $92.9 and $70.7 at December 31, 2007 and 2006, respectively)	121.9	116.2
Company-owned life insurance	88.9	77.5
Deferred tax asset	4.3	34.9
Property insurance receivable (Note 6)	–	49.7
Other	70.4	72.8

	$373.4	$429.9

Total amortization expense of other intangible assets amounted to $17.2 million, $14.6 million and $11.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Based on intangible assets and foreign currency exchange rates as of December 31, 2007, total annual intangible asset amortization expense is expected to be approximately $17 million in each of the years 2008 and 2009 and approximately $6 million for each of the years 2010 through 2012.

12.  Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. During 2005 and 2003, we entered into leases that qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $16.3 million and the fair market value of the assets, if less. Certain of the company’s leases in effect at December 31, 2007, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2007, require rental payments of $49.9 million, $40.4 million, $31.3 million, $23.5 million and $19 million for the years 2008 through 2012, respectively, and $54.4 million combined for all years thereafter. Lease expense for all operating leases was $85.3 million, $83.1 million and $74 million in 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.  Debt and Interest Costs

Short-term debt at December 31, 2007, includes $49.7 million outstanding under uncommitted bank facilities totaling $345 million. At December 31, 2006, $140.1 million was outstanding under uncommitted bank facilities totaling $329 million. The weighted average interest rate of the outstanding short-term facilities was 5.7 percent at December 31, 2007, and 4.8 percent at December 31, 2006.

Long-term debt at December 31 consisted of the following:

	2007			2006
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $
Notes Payable
6.875% Senior Notes, due December 2012 (excluding issue premium of $2.7 in 2007 and $3.2 in 2006)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.8 in 2007 and $0.9 in 2006)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities
Term A Loan, British sterling denominated, due October 2011 (2007 – 6.85%; 2006 – 6.11%)	₤	82.9	164.7	₤	85.0	166.4
Term B Loan, euro denominated, due October 2011 (2007 – 5.55%; 2006 – 4.46%)		€341.3	498.2		€350.0	462.0
Term C Loan, Canadian dollar denominated, due October 2011 (2007 – 5.485%; 2006 – 5.205%)	C$	126.8	127.6	C$	134.0	114.9
Term D Loan, U.S. dollar denominated, due October 2011 (2007 – 5.72%; 2006 – 6.225%)		$487.5	487.5		$500.0	500.0
U.S. dollar multi-currency revolver borrowings, due October 2011 (2006 – 6.225%)		$–	–		$15.0	15.0
British sterling multi-currency revolver borrowings, due October 2011 (2007 – 6.92%; 2006 – 6.14%)	₤	2.1	4.2	₤	4.0	7.8
Industrial Development Revenue Bonds
Floating rates due through 2015 (2007 – 3.46% to 3.7%; 2006 – 3.97% to 4.15%)		$13.0	13.0		$20.0	20.0
Other	Various		13.7	Various		25.5
			2,308.9			2,311.6
Less: Current portion of long-term debt			(127.1)			(41.2)
			$2,181.8			$2,270.4

The senior credit facilities bear interest at variable rates and also include (1) a multi-currency, long-term revolving credit facility that provides the company with up to the equivalent of $715 million and (2) a Canadian long-term revolving credit facility that provides the company with up to the equivalent of $35 million. Both revolving credit facilities expire in October 2011. At December 31, 2007, taking into account outstanding letters of credit, $705 million was available under the revolving credit facilities.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.  Debt and Interest Costs (continued)

Long-term debt obligations outstanding at December 31, 2007, have maturities of $127.1 million, $160 million, $388.4 million, $625.1 million and $550.3 million for the years ending December 31, 2008 through 2012, respectively, and $456.1 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with industrial development revenue bonds and certain self-insurance arrangements. Letters of credit outstanding at December 31, 2007 and 2006, were $41 million and $52.4 million, respectively.

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 22 contains further details as well as condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries.

The company was not in default of any loan agreement at December 31, 2007, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

2006

On March 27, 2006, Ball expanded its senior secured credit facilities with the addition of a $500 million Term D Loan facility due in installments through October 2011. Also on March 27, 2006, Ball issued at a price of 99.799 percent $450 million of 6.625% senior notes (effective yield to maturity of 6.65 percent) due in March 2018. The proceeds from these financings were used to refinance existing U.S. Can debt with Ball Corporation debt at lower interest rates, acquire certain North American plastic container net assets from Alcan and reduce seasonal working capital debt. (See Note 3 for further details of the acquisitions.)

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

A summary of total interest cost paid and accrued follows:

($ in millions)	2007	2006	2005

Interest costs before refinancing costs	$155.8	$142.5	$102.4
Debt refinancing costs	–	–	19.3
Total interest costs	155.8	142.5	121.7
Amounts capitalized	(6.4)	(8.1)	(5.3)
Interest expense	$149.4	$134.4	$116.4

Interest paid during the year (a)	$153.9	$125.4	$138.5

(a)	Includes $6.6 million paid in 2005 in connection with the redemption of the company’s senior and senior subordinated notes.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.  Taxes on Income

The amount of earnings before income taxes is:

($ in millions)	2007	2006	2005

U.S.	$155.0	$252.6	$208.5
Foreign	209.5	194.3	155.1
	$364.5	$446.9	$363.6

The provision for income tax expense is:

($ in millions)	2007	2006	2005

Current
U.S.	$18.0	$51.7	$75.0
State and local	7.0	10.7	15.3
Foreign	80.2	31.0	51.5
Uncertain tax positions	11.5	–	–
Repatriation of foreign earnings	–	–	16.0
Total current	116.7	93.4	157.8

Deferred
U.S.	5.8	17.1	(12.5)
State and local	(0.9)	2.6	(2.6)
Foreign	(25.9)	18.5	(17.3)
Repatriation of foreign earnings	–	–	(19.2)
Total deferred	(21.0)	38.2	(51.6)
Provision for income taxes	$95.7	$131.6	$106.2

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

($ in millions)	2007	2006	2005

Statutory U.S. federal income tax	$127.6	$156.4	$127.2
Increase (decrease) due to:
Foreign tax holiday	(1.3)	(6.1)	(5.6)
Company-owned life insurance	(3.9)	(5.8)	(3.2)
Tax rate differences	(6.3)	(1.1)	(3.1)
Research and development tax credits	(4.5)	(11.6)	(10.6)
Manufacturing deduction	(3.3)	(2.0)	(2.9)
State and local taxes, net	3.9	9.0	8.3
Statutory rate reduction	(10.4)	–	–
Foreign subsidiary stock loss	(17.2)	–	–
Uncertain tax positions	11.5	–	–
Foreign exchange loss of European subsidiary	–	(8.1)	–
Other, net	(0.4)	0.9	(3.9)
Provision for taxes	$95.7	$131.6	$106.2
Effective tax rate expressed as a percentage of pretax earnings	26.3%	29.4%	29.2%

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.  Taxes on Income (continued)

The lower effective rate in 2007 was the result of earnings mix (higher foreign earnings taxed at lower rates) and net tax benefit adjustments of $17.2 million recorded in the third quarter of 2007, as compared to $6.4 million in 2006. These net tax benefit adjustments were the result of enacted income tax rate reductions in Germany and the United Kingdom and a tax loss related to the company’s Canadian operations. These benefits were offset by a tax provision to adjust for the final settlement negotiations concluded in the fourth quarter with the Internal Revenue Service (IRS) related to a company-owned life insurance plan (discussed below).

In 1995 Ball Packaging Europe’s Polish subsidiary was granted a tax holiday. Under the terms of the holiday, an exemption was granted on manufacturing earnings for up to €39.5 million of income tax. At December 31, 2007, the tax exemption had been fully utilized. In 2005 Ball Packaging Europe’s Serbian subsidiary was granted a tax holiday. Under the terms of the holiday, the earnings of this subsidiary are exempt from income taxation for a period of 10 years beginning in the first year the Serbian subsidiary has taxable earnings. As of December 31, 2007, the 10-year period had commenced and eight years remain.

Net income tax payments were $63.6 million, $138.6 million and $99 million for 2007, 2006 and 2005, respectively.

The significant components of deferred tax assets and liabilities at December 31 were:

($ in millions)	2007	2006
Deferred tax assets:
Deferred compensation	$64.2	$58.7
Accrued employee benefits	105.0	113.8
Plant closure costs	32.1	21.6
Accrued pensions	33.4	93.0
Inventory and other reserves	25.8	19.4
Net operating losses	45.2	46.9
Other	23.0	36.8
Total deferred tax assets	328.7	390.2
Valuation allowance	(17.8)	(13.4)
Net deferred tax assets	310.9	376.8
Deferred tax liabilities:
Depreciation	(261.6)	(289.9)
Goodwill and other intangible assets	(81.4)	(71.4)
LIFO inventory reserves	(19.6)	(24.2)
Other	(22.9)	(24.8)
Total deferred tax liabilities	(385.5)	(410.3)
Net deferred tax liability	$(74.6)	$(33.5)

At December 31, 2007, the net deferred tax liability was included in the consolidated balance sheets as follows:

($ in millions)	2007	2006

Deferred taxes and prepaid expenses	$48.3	$39.0
Intangibles and other assets, net	4.3	34.9
Income taxes payable	(1.4)	(11.4)
Deferred taxes and other liabilities	(125.8)	(96.0)
Net deferred tax liability	$(74.6)	$(33.5)

The change in deferred taxes during 2007 is primarily attributable to book depreciation exceeding tax depreciation and a decrease in accrued pension liabilities.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.  Taxes on Income (continued)

At December 31, 2007, Ball Corporation and its domestic subsidiaries had net operating loss carryforwards, expiring between 2020 and 2026, of $64.6 million with a related tax benefit of $25.2 million. Also at December 31, 2007, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $54.4 million with a related tax benefit of $14.6 million. Ball Packaging Products Canada Corp. had a net operating loss carryforward, with no expiration date, of $15.8 million with a related tax benefit of $5.4 million. Due to the uncertainty of ultimate realization, these European and Canadian benefits have been offset by valuation allowances of $8.6 million and $5.4 million, respectively. Upon realization, $5.3 million of the European valuation allowance will be recognized as a reduction in goodwill. At December 31, 2007, the company has foreign tax credit carryforwards of $5.8 million; however, due to the uncertainty of realization of the entire credit, a valuation allowance of $3.8 million has been applied to reduce the carrying value to $2 million.

Effective January 1, 2007, Ball adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” As of the date of adoption, the accrual for uncertain tax position was $45.8 million, and the cumulative effect of the adoption was an increase in the reserve for uncertain tax positions of $2.1 million. The accrual includes an $11.4 million reduction in opening retained earnings and a $9.3 million reduction in goodwill. A reconciliation of the unrecognized tax benefits follows:

($ in millions)	As Adjusted for Accounting Change

Balance at January 1, 2007	$45.8
Additions based on tax positions related to the current year	3.9
Additions for tax positions of prior years	7.6
Reductions for settlements	(18.4)
Effect of foreign currency exchange rates	2.2
Balance at December 31, 2007	$41.1

Balance sheet classification:
Income taxes payable	$4.2
Deferred taxes and other liabilities	36.9
Total	$41.1

The amount of unrecognized tax benefits at December 31, 2007, that, if recognized, would reduce tax expense is $35.9 million. At this time there are no positions where the unrecognized tax benefit is expected to increase or decrease significantly within the next 12 months. U.S. Federal and state income tax returns filed for the years 2000-2006 are open for audit, with an effective settlement of the Federal returns through 2004. The income tax returns filed in Europe for the years 2002 through 2006 are also open for audit. The company’s significant filings in Europe are in Germany, France, the Netherlands, Poland, Serbia and the United Kingdom.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, Ball recognized approximately $2.7 million of interest expense. The accrual for uncertain tax positions at December 31, 2007, includes approximately $5.1 million representing potential interest expense. No penalties have been accrued.

The 2007 provision for income taxes included an $11.5 million accrual under FIN No. 48. The majority of this provision was related to the effective settlement during the third quarter of 2007 with the Internal Revenue Service for interest deductions on incurred loans from a company-owned life insurance plan. The total accrual at December 31, 2007, for the effective settlement of the applicable prior years 2000-2004 under examination, and unaudited years 2005 through 2007, was $18.4 million, including estimated interest. The settlement resulted in a

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.  Taxes on Income (continued)

majority of the interest deductions being sustained with prospective application that results in no significant impact to future earnings per share or cash flows.

On October 22, 2004, the American Jobs Creation Act of 2004 (Jobs Act) was signed into law. The Jobs Act provided certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25 percent. Under the company’s approved distribution plan, the company received a distribution of $488.4 million, of which approximately $320.3 million was taxable and subject to the provisions of the Jobs Act.  In the third quarter of 2005, the company recorded a current tax payable of $16 million that was more than offset by the release of $19.2 million of accrued taxes on prior year unremitted foreign earnings, resulting in a net decrease in tax expense of $3.2 million for that period.

Notwithstanding the 2005 distribution pursuant to the Jobs Act, management’s intention is to indefinitely reinvest undistributed foreign earnings of Ball’s controlled foreign corporations and, as a result, no U.S. income or foreign withholding tax provision has been made. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

15.  Employee Benefit Obligations

	December 31,
($ in millions)	2007	2006

Total defined benefit pension liability	$406.2	$510.6
Less current portion	(25.7)	(24.1)
Long-term defined benefit pension liability	380.5	486.5
Retiree medical and other postemployment benefits	193.3	191.1
Deferred compensation	185.4	144.0
Other	39.8	26.1
	$799.0	$847.7

Certain management employees may elect to defer the payment of all or a portion of their annual incentive compensation into the company’s deferred compensation plan and/or the company’s deferred compensation stock plan. The employee becomes a general unsecured creditor of the company with respect to amounts deferred. Amounts deferred into the deferred compensation stock plan receive a 20 percent company match with a maximum match of $20,000 per year. Amounts deferred into the stock plan are represented in the participant’s account as stock units, with each unit having a value equivalent to one share of Ball’s common stock. Beginning in 2007, participants in the stock plan were allowed to reallocate a prescribed number of units to other notional investment funds, comparable to those described above, subject to specified time constraints.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2007 and 2006 follows:

($ in millions)	2007				2006
	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$805.3	$634.5		$1,439.8	$778.0	$593.6		$1,371.6
Service cost	40.9	8.9		49.8	26.9	9.3		36.2
Interest cost	47.1	30.5		77.6	45.8	26.9		72.7
Benefits paid	(45.8)	(55.2)		(101.0)	(34.6)	(45.1)		(79.7)
Net actuarial gain	(17.0)	(49.9)		(66.9)	(19.3)	(10.3)		(29.6)
Business acquisitions	–	–		–	51.7	–		51.7
Effect of exchange rates	–	53.6		53.6	–	57.1		57.1
Plan amendments and other	9.4	2.3		11.7	(43.2)	3.0		(40.2)
Benefit obligation at year end	839.9	624.7		1,464.6	805.3	634.5		1,439.8
Change in plan assets:
Fair value of assets at prior year end	679.6	251.9		931.5	570.6	213.7		784.3
Actual return on plan assets	64.2	11.4		75.6	65.6	29.1		94.7
Employer contributions (a)	97.5	18.2		115.7	39.7	15.2		54.9
Contributions to unfunded German plans (b)	–	24.0		24.0	–	22.0		22.0
Benefits paid	(45.8)	(55.2)		(101.0)	(34.6)	(45.1)		(79.7)
Business acquisitions	–	–		–	38.3	–		38.3
Effect of exchange rates	–	20.6		20.6	–	14.9		14.9
Other	–	2.3		2.3	–	2.1		2.1
Fair value of assets at end of year	795.5	273.2		1,068.7	679.6	251.9		931.5
Funded status	$(44.4)	$(351.5	)(b)	$(395.9)	$(125.7)	$(382.6	)(b)	$(508.3)

(a)	2007 contributions include additional pension contributions of $44.5 million ($27.3 million after tax) to bring North American plan obligations to a 95 percent or higher funded status level.
(b)
The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $328.5 million and $333.4 million of the total unfunded status at December 31, 2007 and 2006, respectively.

Amounts recognized in the consolidated balance sheets for the funded status at December 31 consisted of:

	2007			2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$–	$10.3	$10.3	$–	$2.3	$2.3
Defined benefit pension liabilities	(44.4)	(361.8)	(406.2)	(125.7)	(384.9)	(510.6)
	$(44.4)	$(351.5)	$(395.9)	$(125.7)	$(382.6)	$(508.3)

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Employee Benefit Obligations (continued)

Amounts recognized in accumulated other comprehensive earnings (loss) at December 31 consisted of:

	2007			2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net loss	$180.0	$6.8	$186.8	$220.2	$50.3	$270.5
Net prior service credit	2.0	(5.8)	(3.8)	(5.7)	(6.3)	(12.0)
Tax effect and foreign exchange rates	(71.9)	(12.1)	(84.0)	(85.0)	(21.7)	(106.7)
	$110.1	$(11.1)	$99.0	$129.5	$22.3	$151.8

The accumulated benefit obligation for all U.S. defined benefit pension plans was $832.1 million and $804.8 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $571.6 million and $584.1 million at December 31, 2007 and 2006, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2007				2006
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$839.9	$328.8		$1,168.7	$805.3	$579.7		$1,385.0
Accumulated benefit obligation	832.1	318.9		1,151.0	804.8	529.9		1,334.7
Fair value of plan assets	795.5	0.3	(a)	795.8	679.6	194.8	(a)	874.4

(a)
The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $328.5 million and $333.4 million at December 31, 2007 and 2006, respectively.

Components of net periodic benefit cost were:

	2007			2006			2005
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$40.9	$8.9	$49.8	$26.9	$9.3	$36.2	$24.2	$8.4	$32.6
Interest cost	47.1	30.5	77.6	45.8	26.9	72.7	40.1	28.1	68.2
Expected return on plan assets	(54.5)	(18.5)	(73.0)	(51.1)	(15.5)	(66.6)	(46.2)	(14.7)	(60.9)
Amortization of prior service cost	0.9	(0.5)	0.4	3.0	(0.3)	2.7	4.8	(0.1)	4.7
Recognized net actuarial loss	13.5	5.0	18.5	18.4	3.3	21.7	15.5	2.3	17.8
Curtailment loss	0.8	2.1	2.9	–	2.2	2.2	–	3.0	3.0
Subtotal	48.7	27.5	76.2	43.0	25.9	68.9	38.4	27.0	65.4
Non-company sponsored plans	1.3	0.1	1.4	1.2	0.1	1.3	1.0	–	1.0
Net periodic benefit cost	$50.0	$27.6	$77.6	$44.2	$26.0	$70.2	$39.4	$27.0	$66.4

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings into net periodic benefit cost during 2008 are $14.1 million and $0.6 million, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Employee Benefit Obligations (continued)

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2007	2006	2005	2007	2006	2005
Discount rate	6.25%	6.00%	5.75%	5.75%	5.00%	5.00%
Rate of compensation increase	4.80%	4.80%	3.33%	3.50%	3.50%	3.50%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2007	2006	2005	2007	2006	2005
Discount rate	5.70%	5.00%	4.90%	5.50%	4.50%	4.01%
Rate of compensation increase	4.00%	4.00%	4.00%	2.75%	2.75%	2.75%
Pension increase	3.10%	2.75%	2.50%	1.75%	1.75%	1.75%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2007, will be used to determine net periodic benefit cost for 2008.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%	5.00%	5.00%	5.75%
Rate of compensation increase	4.80%	3.33%	3.33%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	8.25%	8.50%	8.50%	6.82%	6.78%	7.65%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2007	2006	2005	2007	2006	2005
Discount rate	5.00%	4.90%	5.50%	4.50%	4.01%	4.76%
Rate of compensation increase	4.00%	4.00%	4.00%	2.75%	2.75%	2.75%
Pension increase	2.75%	2.50%	2.50%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	7.25%	7.00%	7.00%	N/A	N/A	N/A

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Employee Benefit Obligations (continued)

In selecting the U.S. discount rate for December 31, 2007, several benchmarks were considered, including Moody's long-term corporate bond yield for Aa bonds and the Citigroup Pension Liability Index. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated Aa or better. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2007, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2007, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $853 million for 2007, $780.7 million for 2006 and $758.5 million for 2005.

Included in other comprehensive earnings, net of the related tax effect, were decreases in pension and other postretirement item obligations of $57.9 million and $55.9 million in 2007 and 2006, respectively, and an increase of $43.6 million in 2005.

For pension plans, accumulated gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants.

Defined Benefit Pension Plan Assets

Investment policies and strategies for the plan assets in the U.S., Canada and the United Kingdom are established by pension investment committees of the company and its relevant subsidiaries and include the following common themes: (1) to provide for long-term growth of principal income without undue exposure to risk, (2) to minimize contributions to the plans, (3) to minimize and stabilize pension expense, and (4) to achieve a rate of return above the market average for each asset class over the long term. The pension investment committees are required to regularly, but no less frequently than once annually, review asset mix and asset performance, as well as the performance of the investment managers. Based on their reviews, which are generally conducted quarterly, investment policies and strategies are revised as appropriate.

In accordance with United Kingdom pension regulations, Ball has provided an £8 million guarantee to the plan for its defined benefit plan in the United Kingdom. If the company’s credit rating falls below specified levels, Ball will be required to either: (1) contribute an additional £8 million to the plan; (2) provide a letter of credit to the plan in that amount or (3) if imposed by the appropriate regulatory agency, provide a lien on company assets in that amount for the benefit of the plan. The guarantee can be removed upon approval by both Ball and the pension plan trustees.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Employee Benefit Obligations (continued)

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2007:
	U.S.		Canada		United Kingdom
Cash and cash equivalents	0-10%		0-10%		–
Equity securities	30-75	% (a)	50-75	% (c)	82	% (d)
Fixed income securities	25-70	% (b)	25-45%		18%
Alternative investments	0-35%		–		–

(a)
Equity securities may consist of: (1) up to 25 percent large cap equities, (2) up to 10 percent mid cap equities, (3) up to 10 percent small cap equities, (4) up to 35 percent foreign equities and (5) up to 35 percent special equities. Holdings in Ball Corporation common stock cannot exceed 5 percent of the trust’s assets.

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

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which are within the established targets for each country, were as follows at December 31:

	2007	2006
Cash and cash equivalents	5%	1%
Equity securities	51%	62%
Fixed income securities	36%	31%
Alternative investments	8%	6%
	100%	100%

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be $49 million in 2008. This estimate may change based on plan asset performance. Benefit payments related to these plans are expected to be $66 million, $70 million, $74 million, $77 million and $82 million for the years ending December 31, 2008 through 2012, respectively, and a total of $473 million for the years 2013 through 2017. Payments to participants in the unfunded German plans are expected to be approximately $26 million in each of the years 2008 through 2012 and a total of $136 million for the years 2013 through 2017.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Employee Benefit Obligations (continued)

An analysis of the change in other postretirement benefit accruals for 2007 and 2006 follows:

($ in millions)	2007	2006
Change in benefit obligation:
Benefit obligation at prior year end	$185.1	$176.0
Service cost	3.1	3.3
Interest cost	10.2	10.8
Benefits paid	(15.3)	(10.4)
Net actuarial gain	(3.1)	(20.7)
Business acquisitions	–	26.5
Curtailment gain	–	(1.2)
Plan amendments	(5.9)	0.8
Effect of exchange rates	3.9	–
Benefit obligation at year end	178.0	185.1
Change in plan assets:
Fair value of assets at prior year end	–	–
Employer contributions	15.3	10.4
Benefits paid	(15.4)	(10.8)
Medicare Part D subsidy	0.1	0.4
Fair value of assets at end of year	–	–
Funded status	$(178.0)	$(185.1)

Components of net periodic benefit cost were:

($ in millions)	2007	2006	2005
Service cost	$3.1	$3.3	$2.6
Interest cost	10.2	10.8	9.7
Amortization of prior service cost	0.4	1.5	1.5
Recognized net actuarial gain	0.6	2.4	2.3
Net periodic benefit cost	$14.3	$18.0	$16.1

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2008 are $0.4 million and $0.3 million, respectively.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated gains and losses, the prior service cost and the transition asset are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2007, a 9 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2012 and remain at that level thereafter.  For the Canadian plans, a 9 percent health care cost trend rate was used, which was assumed to decrease to 5 percent by 2016 and remain at that level in subsequent years.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would increase or decrease the total of service and interest cost by $0.4 million and the postretirement benefit obligation by approximately $4 million to $5 million.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.  Employee Benefit Obligations (continued)

Other Benefit Plans

Through December 31, 2006, the company matched employee contributions to the 401(k) plan with shares of Ball common stock, up to 50 percent of up to 6 percent of a participant’s annual salary. Effective January 1, 2007, the company matches U.S. salaried employee contributions with shares of Ball common stock, up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $20.8 million, $16.1 million and $14.3 million for 2007, 2006 and 2005, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan receive a performance-based matching cash contribution of up to 4 percent of base salary.  The company recognized $8.7 million and $6.3 million of additional compensation expense related to this program for the years 2007 and 2005, respectively. There was no matching contribution for the year ended December 31, 2006.

In 2007 the company’s 401(k) plan matching contributions could not exceed $9,000 per employee and the limit on employee contributions was $15,500 per employee.

16.  Shareholders’ Equity

At December 31, 2007, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 120,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under the company’s shareholder Rights Agreement dated July 26, 2006, as amended, one preferred stock purchase right (Right) is attached to each outstanding share of Ball Corporation common stock. Subject to adjustment, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $185 per Right. Subject to certain limited exceptions for passive investors, if a person or group acquires 10 percent or more of the company's outstanding common stock (or upon occurrence of certain other events), the Rights (other than those held by the acquiring person) become exercisable and generally entitle the holder to purchase shares of Ball Corporation common stock at a 50 percent discount. The Rights, which expire in 2016, are redeemable by the company at a redemption price of $0.001 cent per Right and trade with the common stock. Exercise of such Rights would cause substantial dilution to a person or group attempting to acquire control of the company without the approval of Ball's board of directors. The Rights would not interfere with any merger or other business combinations approved by the board of directors.

The company increased its share repurchase program in 2007 to $211.3 million, net of issuances, compared to $45.7 million net repurchases in 2006 and $358.1 million in 2005. The net repurchases in 2007 included a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares. The contract was settled on January 5, 2007, for $51.9 million in cash. The 2007 net repurchases did not include a forward contract entered into in December 2007 for the repurchase of 675,000 shares. That contract was settled on January 7, 2008, for $31 million in cash.

On December 12, 2007, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares. The company advanced the $100 million on January 7, 2008, and received approximately 2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The exact number of shares to be repurchased under the agreement, which will be determined on the settlement date of June 5, 2008, is subject to an adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company has the option to settle the contract in either cash or shares.

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.2 million each in 2007, 2006 and 2005.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.  Shareholders’ Equity (continued)

On October 24, 2007, Ball announced the discontinuance of the company’s discount on the reinvestment of dividends associated with the company’s dividend reinvestment and voluntary stock purchase plan for non-employee shareholders. The 5 percent discount was discontinued on November 1, 2007.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items, Net of Tax	Effective Financial Derivatives, Net of Tax	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2004	$148.9	$(126.3)	$10.6	$33.2
2005 change	(74.3)	(43.6)	(16.0)	(133.9)
December 31, 2005	74.6	(169.9)	(5.4)	(100.7)
2006 change	57.2	55.9	6.0	119.1
Effect of SFAS No. 158 adoption (a)	–	(47.9)	–	(47.9)
December 31, 2006	131.8	(161.9)	0.6	(29.5)
2007 change	90.0	57.9	(11.5)	136.4
December 31, 2007	$221.8	$(104.0)	$(10.9)	$106.9

(a)
Within the company’s 2006 annual report, the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006, included a transition adjustment of $47.9 million, net of tax, related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” as a component of 2006 comprehensive earnings rather than only as an adjustment to accumulated other comprehensive loss. The 2006 amounts have been revised to correct the previous reporting.

Notwithstanding the 2005 distribution pursuant to the Jobs Act, management’s intention is to indefinitely reinvest foreign earnings. Therefore, no taxes have been provided on the foreign currency translation component for any period. The change in the pension and other postretirement items is presented net of related tax expense of $31.3 million and $2.9 million for 2007 and 2006, respectively, and a related tax benefit of $27.3 million for 2005. The change in the effective financial derivatives is presented net of related tax benefit of $3.2 million for 2007, related tax expense of $5.7 million for 2006 and related tax benefit of $10.7 million for 2005.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.  Shareholders’ Equity (continued)

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and certain employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options issued through December 31, 2007, are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant.

A summary of stock option activity for the year ended December 31, 2007, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	4,852,978	$26.69	1,286,937	$10.27
Granted	949,200	49.32	949,200	11.22
Vested			(501,357)	9.99
Exercised	(985,373)	21.37
Canceled/forfeited	(69,800)	44.20	(69,800)	10.70
End of period	4,747,005	32.06	1,664,980	10.88
Vested and exercisable, end of period	3,082,025	24.44
Reserved for future grants	4,799,707

The options granted in April 2007 included 402,168 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at December 31, 2007, was 6.2 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $61.4 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2007, was 4.8 years and the aggregate intrinsic value was $63.4 million. The company received $21.1 million from options exercised during 2007. The intrinsic value associated with these exercises was $28.5 million, and the associated tax benefit of $9.5 million was reported as other financing activities in the consolidated statement of cash flows. The total fair value of options vested during 2007, 2006 and 2005 was $5 million, $4.8 million and $15.5 million, respectively.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in 2007, 2006 and 2005 have estimated weighted average fair values at the date of grant of $11.22 per share, $10.46 per share and $11.65 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2007 Grants	2006 Grants	2005 Grants
Expected dividend yield	0.81%	0.92%	1.01%
Expected stock price volatility	17.94%	19.70%	30.09%
Risk-free interest rate	4.55%	5.01%	3.89%
Expected life of options	4.75 years	4.54 years	4.75 years
Estimated forfeiture rate	12.00%	14.63%	N/A

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.  Shareholders’ Equity (continued)

For the years ended December 31, 2007 and 2006, the company recognized in selling, general and administrative expenses pretax expense of $15.9 million ($9.6 million after tax) and $12.9 million ($7.8 million after tax), respectively, for share-based compensation arrangements. These amounts represented $0.10 per basic share and $0.09 per diluted share in 2007, respectively, and $0.08 per basic share and $0.07 per diluted share in 2006, respectively. At December 31, 2007, there was $31.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

In addition to stock options, the company issues to officers and certain employees restricted shares and restricted stock units, which vest over various periods but generally in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date. The adoption of SFAS No. 123 (revised 2004) did not change the accounting for compensation cost for the company’s normal restricted share program.

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Through December 31, 2005, under the principles of APB Opinion No. 25, this plan was accounted for as a variable plan where compensation expense was recorded based upon the current market price of the company’s common stock until restrictions lapsed. Upon adoption of SFAS No. 123 (revised 2004) on January 1, 2006, grants under the plan are accounted for as equity awards and compensation expense is now recorded based upon the fair value of the shares at the grant date. The company recorded $6.5 million, $6.7 million and $7.3 million of expense in connection with this program in 2007, 2006 and 2005, respectively.

In April 2007 the company’s board of directors granted 170,000 performance-contingent restricted stock units to key employees, which will cliff vest if the company’s return on average invested capital during a 33-month performance period is equal to or exceeds the company’s estimated cost of capital. If the performance goal is not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the fair value (closing market price) of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goal being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of 2007. The expense associated with the performance-contingent grants totaled $2.2 million in 2007.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.  Earnings Per Share

The following table provides additional information on the computation of earnings per share amounts:

	Years ended December 31,
($ in millions, except per share amounts)	2007	2006	2005

Diluted Earnings per Share:
Net earnings	$281.3	$329.6	$272.1

Weighted average common shares (000s)	101,186	103,338	107,758
Dilutive effect of stock options and restricted shares	1,574	1,613	1,974
Weighted average shares applicable to diluted earnings per share	102,760	104,951	109,732

Diluted earnings per share	$2.74	$3.14	$2.48

The following outstanding options were excluded from the diluted earnings per share calculation since they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Years ended December 31,
Option Price:	2007	2006	2005
$39.74	–	–	709,250
$43.69	470,025	896,200	–
$49.32	926,300	–	–
	1,396,325	896,200	709,250

18.  Financial Instruments and Risk Management

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum primarily by entering into container sales contracts that include aluminum-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum purchases. The terms include fixed, floating or pass-through aluminum component pricing. This matched pricing affects substantially all of our metal beverage packaging, Americas, net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow and fair value hedges of commodity price risk where there is not a pass-through arrangement in the sales contract.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.  Financial Instruments and Risk Management (continued)

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass-through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2007 and 2006, we were able to pass through to our customers the majority of steel cost increases. We anticipate that we will be able to pass through the majority of the steel price increases that occur through the end of 2008.

In Europe and Asia, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as for certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes. We also use option contracts to limit the impacts of European inflation in certain multi-year contracts.

The company had aluminum contracts hedging its aluminum exposure with notional amounts of approximately $1 billion and $260.3 million at December 31, 2007 and 2006, respectively. The aluminum contracts include cash flow and fair value hedges that offset sales contracts of various terms and lengths. Cash flow and fair value hedges related to forecasted transactions and firm commitments expire within the next four years. Included in shareholders’ equity at December 31, 2007, within accumulated other comprehensive earnings, is a net after-tax loss of $16 million associated with these contracts, of which a net loss of $17 million is expected to be recognized in the consolidated statement of earnings during 2008. All of the losses on these derivative contracts will be offset by higher revenue from sales contracts. The consolidated balance sheet at December 31, 2007, included $32 million in prepaid expenses and $50.2 million in liabilities related to unrealized gains/losses on unsettled derivative contracts. The consolidated balance sheet at December 31, 2006, included $29.7 million in prepaid expenses and $34.8 million in liabilities for these gains/losses.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to manage the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2007, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest costs will fluctuate. Swap and collar agreements expire at various times up to four years.

At December 31, 2007, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million paying fixed rates. Approximately $4.1 million of a net after-tax gain associated with these contracts is included in accumulated other comprehensive earnings at December 31, 2007, of which $1.3 million is expected to be recognized in the consolidated statement of earnings during 2008. At December 31, 2007, the company had outstanding interest rate collars in the U.S. totaling $100 million. The value of these contracts in accumulated other comprehensive earnings at December 31, 2007, was insignificant. Approximately $1.1 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings at December 31, 2007. The amount recognized in 2007 earnings related to terminated hedges was insignificant.

The fair value of all non-derivative financial instruments approximates their carrying amounts with the exception of long-term debt. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows. The fair value of derivatives generally reflects the estimated amounts that we would pay or receive upon termination of the contracts at December 31, taking into account any unrealized gains and losses on open contracts.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.  Financial Instruments and Risk Management (continued)

	2007		2006
	Carrying	Fair	Carrying	Fair
($ in millions)	Amount	Value	Amount	Value
Long-term debt, including current portion	$2,308.9	$2,323.6	$2,311.6	$2,314.1
Unrealized pretax gain on derivative contracts	–	5.7	–	4.1

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of foreign currency options. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Serbian dinar, Brazilian real, Argentine peso and Chinese renminbi. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Such contracts outstanding at December 31, 2007, expire within four years and the amounts included in accumulated other comprehensive earnings related to these contracts were insignificant.

19.  Quarterly Results of Operations (Unaudited)

The company’s fiscal years end on December 31 and the fiscal quarters generally end on the Sunday nearest the calendar quarter end.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007
Net sales (a)	$1,694.2	$2,032.8	$1,906.5	$1,756.2	$7,389.7
Gross profit (b)	242.6	288.7	184.0	201.4	916.7
Net earnings	$81.2	$105.9	$60.9	$33.3	$281.3

Basic earnings per share (c)	$0.79	$1.04	$0.60	$0.33	$2.78
Diluted earnings per share (c)	$0.78	$1.03	$0.59	$0.33	$2.74

2006
Net sales	$1,364.9	$1,842.5	$1,822.3	$1,591.8	$6,621.5
Gross profit (b)	159.6	231.2	248.7	219.1	858.6
Net earnings	$44.4	$129.8	$107.1	$48.3	$329.6

Basic earnings per share (c)	$0.43	$1.25	$1.04	$0.47	$3.19
Diluted earnings per share (c)	$0.42	$1.23	$1.02	$0.46	$3.14

(a)	Net sales in the third quarter of 2007 are shown net of an $85.6 million legal settlement (see Note 4).
(b)	Gross profit is shown after depreciation and amortization related to cost of sales of $246.5 million and $222.5 million for the years ended December 31, 2007 and 2006, respectively.
(c)
Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

19.  Quarterly Results of Operations (Unaudited) (continued)

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

The unaudited quarterly results of operations included business consolidation costs and other significant items that impacted the company’s operating performance. A summary of the items in 2007 and 2006 follows (all amounts are shown after tax):

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2007
Legal settlement (Note 4)	$–	$–	$(51.8)	$–	$(51.8)
Business consolidation costs (Note 5)	–	–	–	(27.0)	(27.0)
	$–	$–	$(51.8)	$(27.0)	$(78.8)

Basic earnings per share	$–	$–	$(0.50)	$(0.27)	$(0.76)
Diluted earnings per share	$–	$–	$(0.50)	$(0.27)	$(0.76)

2006
Business consolidation (costs) gain (Note 5)	$(1.4)	$0.3	$–	$(27.5)	$(28.6)
Property insurance gain (Note 6)	–	45.2	1.7	(0.8)	46.1
Tax benefit for change in statutory functional currency	–	–	–	8.1	8.1
	$(1.4)	$45.5	$1.7	$(20.2)	$25.6

Basic earnings per share	$(0.01)	$0.44	$0.02	$(0.19)	$0.25
Diluted earnings per share	$(0.01)	$0.43	$0.02	$(0.19)	$0.24

Other than the items discussed above, fluctuations in sales and earnings for the quarters in 2007 and 2006 reflected the number of days in each fiscal quarter, as well as the normal seasonality of our businesses.

20.  Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $27.4 million, $22.5 million and $24.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

21.  Subsequent Event

On February 15, 2008, Ball Aerospace & Technologies Corp. completed the sale of its shares in Ball Solutions Group Pty Ltd (BSG) to QinetiQ Pty Ltd for approximately $10.5 million. BSG was previously a wholly-owned Australian subsidiary of Ball Aerospace that provided services to the Australian department of defense and related government agencies. The sale is expected to result in a gain of approximately $3 million.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.  Subsidiary Guarantees of Debt

As discussed in Note 13, the company’s notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The senior credit facilities are secured by: (1) a pledge of 100 percent of the stock owned by the company in its material direct and indirect majority-owned domestic subsidiaries and (2) a pledge of the company’s stock, owned directly or indirectly, of certain foreign subsidiaries, which equals 65 percent of the stock of each such foreign subsidiary. The following is condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 (in millions of dollars). Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2007
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$-	$5,499.1	$2,101.4	$(125.2)	$7,475.3
Legal settlement	–	(85.6)	–	–	(85.6)
Total net sales	–	5,413.5	2,101.4	(125.2)	7,389.7

Costs and expenses
Cost of sales (excluding depreciation and amortization)	–	4,709.1	1,642.6	(125.2)	6,226.5
Depreciation and amortization	3.4	179.0	98.6	–	281.0
Business consolidation costs	-	41.9	2.7	–	44.6
Selling, general and administrative	71.3	168.7	83.7	–	323.7
Equity in results of subsidiaries	(298.7)	–	–	298.7	–
Intercompany license fees	(71.0)	69.5	1.5	–	–
	(295.0)	5,168.2	1,829.1	173.5	6,875.8

Earnings (loss) before interest and taxes	295.0	245.3	272.3	(298.7)	513.9
Interest expense	(34.3)	(53.4)	(61.7)	–	(149.4)
Earnings (loss) before taxes	260.7	191.9	210.6	(298.7)	364.5
Tax provision	20.6	(58.3)	(58.0)	–	(95.7)
Minority interests	–	–	(0.4)	–	(0.4)
Equity in results of affiliates	–	1.7	11.2	–	12.9
Net earnings (loss)	$281.3	$135.3	$163.4	$(298.7)	$281.3

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2006
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,056.9	$1,733.0	$(168.4)	$6,621.5

Costs and expenses
Cost of sales (excluding depreciation and amortization)	–	4,349.9	1,358.9	(168.4)	5,540.4
Depreciation and amortization	3.3	160.3	89.0	–	252.6
Business consolidation costs	-	–	35.5	–	35.5
Selling, general and administrative	71.6	135.5	80.1	–	287.2
Property insurance gain	–	–	(75.5)	–	(75.5)
Equity in results of subsidiaries	(349.6)	–	–	349.6	–
Intercompany license fees	(70.4)	66.3	4.1	–	–
	(345.1)	4,712.0	1,492.1	181.2	6,040.2

Earnings (loss) before interest and taxes	345.1	344.9	240.9	(349.6)	581.3
Interest expense	(27.8)	(53.1)	(53.5)	–	(134.4)
Earnings (loss) before taxes	317.3	291.8	187.4	(349.6)	446.9
Tax provision	12.3	(94.9)	(49.0)	–	(131.6)
Minority interests	–	–	(0.4)	–	(0.4)
Equity in results of affiliates	–	3.7	11.0	–	14.7
Net earnings (loss)	$329.6	$200.6	$149.0	$(349.6)	$329.6

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2005
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$4,396.7	$1,582.5	$(228.0)	$5,751.2
Costs and expenses
Cost of sales (excluding depreciation and amortization)	–	3,781.1	1,249.6	(228.0)	4,802.7
Depreciation and amortization	3.1	129.2	81.2	–	213.5
Business consolidation costs	–	19.3	1.9	–	21.2
Selling, general and administrative	15.5	147.7	70.6	–	233.8
Equity in results of subsidiaries	(268.9)	–	–	268.9	–
Intercompany license fees	(68.6)	67.4	1.2	–	–
	(318.9)	4,144.7	1,404.5	40.9	5,271.2

Earnings (loss) before interest and taxes	318.9	252.0	178.0	(268.9)	480.0
Interest expense	(38.5)	(35.8)	(42.1)	–	(116.4)
Earnings (loss) before taxes	280.4	216.2	135.9	(268.9)	363.6
Tax provision	(8.3)	(82.7)	(15.2)	–	(106.2)
Minority interests	–	–	(0.8)	–	(0.8)
Equity in results of affiliates	–	2.7	12.8	–	15.5
Net earnings (loss)	$272.1	$136.2	$132.7	$(268.9)	$272.1

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2007
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$70.1	$1.9	$79.6	$–	$151.6
Receivables, net	1.1	164.9	416.7	–	582.7
Inventories, net	–	719.9	278.2	-	998.1
Deferred taxes and prepaid expenses	25.8	53.5	31.2	–	110.5
Total current assets	97.0	940.2	805.7	–	1,842.9

Property, plant and equipment, net	24.4	1,047.5	869.3	–	1,941.2
Investment in subsidiaries	2,274.7	413.7	81.0	(2,769.4)	–
Goodwill	–	740.8	1,122.3	–	1,863.1
Intangibles and other assets, net	98.0	142.8	132.6	–	373.4
Total assets	$2,494.1	$3,285.0	$3,010.9	$(2,769.4)	$6,020.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$50.5	$2.5	$123.8	$–	$176.8
Accounts payable	99.4	387.9	276.3	–	763.6
Accrued employee costs	11.8	160.2	66.0	-	238.0
Income taxes payable	15.5	–	0.2	–	15.7
Other current liabilities	59.9	186.8	72.3	–	319.0
Total current liabilities	237.1	737.4	538.6	–	1,513.1

Long-term debt	1,448.4	9.6	723.8	–	2,181.8
Intercompany borrowings	(694.3)	514.3	180.0	–	–
Employee benefit obligations	180.9	229.7	388.4	–	799.0
Deferred taxes and other liabilities	(20.5)	62.7	140.9	–	183.1
Total liabilities	1,151.6	1,553.7	1,971.7	–	4,677.0

Minority interests	–	–	1.1	–	1.1
Shareholders’ equity
Convertible preferred stock	–	–	4.8	(4.8)	–
Preferred shareholders’ equity	–	–	4.8	(4.8)	–

Common stock	760.3	819.7	642.8	(1,462.5)	760.3
Retained earnings	1,765.0	998.9	235.7	(1,234.6)	1,765.0
Accumulated other comprehensive earnings (loss)	106.9	(87.3)	154.8	(67.5)	106.9
Treasury stock, at cost	(1,289.7)	–	–	–	(1,289.7)
Common shareholders’ equity	1,342.5	1,731.3	1,033.3	(2,764.6)	1,342.5
Total shareholders’ equity	1,342.5	1,731.3	1,038.1	(2,769.4)	1,342.5
Total liabilities and shareholders’ equity	$2,494.1	$3,285.0	$3,010.9	$(2,769.4)	$6,020.6

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2006
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$110.3	$2.3	$38.9	$–	$151.5
Receivables, net	(0.3)	238.3	341.5	–	579.5
Inventories, net	–	671.2	264.2	–	935.4
Deferred taxes and prepaid expenses	15.8	36.3	42.8	–	94.9
Total current assets	125.8	948.1	687.4	–	1,761.3

Property, plant and equipment, net	27.2	1,093.2	755.6	–	1,876.0
Investment in subsidiaries	1,855.2	438.3	81.1	(2,374.6)	–
Goodwill	–	754.4	1,019.3	–	1,773.7
Intangibles and other assets, net	102.4	141.2	186.3	–	429.9
Total assets	$2,110.6	$3,375.2	$2,729.7	$(2,374.6)	$5,840.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$12.5	$11.2	$157.6	$–	$181.3
Accounts payable	98.3	404.1	230.0	–	732.4
Accrued employee costs	9.5	137.1	54.5	–	201.1
Income taxes payable	19.2	–	52.6	–	71.8
Other current liabilities	79.1	91.2	97.4	–	267.7
Total current liabilities	218.6	643.6	592.1	–	1,454.3

Long-term debt	1,498.9	13.6	757.9	–	2,270.4
Intercompany borrowings	(1,069.6)	1,012.7	56.9	–	–
Employee benefit obligations	173.9	272.8	401.0	–	847.7
Deferred taxes and other liabilities	123.4	(121.8)	100.5	–	102.1
Total liabilities	945.2	1,820.9	1,908.4	–	4,674.5

Minority interests	–	–	1.0	–	1.0
Shareholders’ equity
Convertible preferred stock	–	–	179.6	(179.6)	–
Preferred shareholders’ equity	–	–	179.6	(179.6)	–

Common stock	703.4	819.7	495.4	(1,315.1)	703.4
Retained earnings	1,535.3	861.0	48.6	(909.6)	1,535.3
Accumulated other comprehensive earnings (loss)	(29.5)	(126.4)	96.7	29.7	(29.5)
Treasury stock, at cost	(1,043.8)	–	–	–	(1,043.8)
Common shareholders’ equity	1,165.4	1,554.3	640.7	(2,195.0)	1,165.4
Total shareholders’ equity	1,165.4	1,554.3	820.3	(2,374.6)	1,165.4
Total liabilities and shareholders’ equity	$2,110.6	$3,375.2	$2,729.7	$(2,374.6)	$5,840.9

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2007
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$281.3	$135.3	$163.4	$(298.7)	$281.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.4	179.0	98.6	–	281.0
Legal settlement	–	85.6	–	–	85.6
Business consolidation costs	–	41.9	0.4	–	42.3
Deferred taxes	(8.3)	13.2	(25.9)	–	(21.0)
Equity earnings of subsidiaries	(298.7)	–	–	298.7	–
Other, net	0.8	(13.3)	(18.4)	–	(30.9)
Working capital changes, net	164.8	(103.6)	(26.5)	–	34.7
Cash provided by operating activities	143.3	338.1	191.6	–	673.0

Cash flows from investing activities
Additions to property, plant and equipment	(4.2)	(150.8)	(153.5)	–	(308.5)
Investments in and advances to affiliates	91.6	(173.8)	82.2	–	–
Property insurance proceeds	–	–	48.6	–	48.6
Other, net	(7.4)	(1.3)	2.8	–	(5.9)
Cash provided by (used in) investing activities	80.0	(325.9)	(19.9)	–	(265.8)

Cash flows from financing activities
Long-term borrowings	–	0.1	0.2	–	0.3
Repayments of long-term borrowings	(27.5)	(12.7)	(34.3)	–	(74.5)
Change in short-term borrowings	6.4	–	(102.2)	–	(95.8)
Proceeds from issuances of common stock	46.5	–	–	–	46.5
Acquisitions of treasury stock	(257.8)	–	–	–	(257.8)
Common dividends	(40.6)	–	–	–	(40.6)
Other, net	9.5	–	–	–	9.5
Cash used in financing activities	(263.5)	(12.6)	(136.3)	–	(412.4)

Effect of exchange rate changes on cash	–	–	5.3	–	5.3

Change in cash and cash equivalents	(40.2)	(0.4)	40.7	–	0.1
Cash and cash equivalents - beginning of year	110.3	2.3	38.9	–	151.5
Cash and cash equivalents - end of year	$70.1	$1.9	$79.6	$–	$151.6

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2006
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$329.6	$200.6	$149.0	$(349.6)	$329.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.3	160.3	89.0	–	252.6
Property insurance gain	–	–	(75.5)	–	(75.5)
Business consolidation costs	–	–	34.2	–	34.2
Deferred taxes	1.4	18.4	18.4	–	38.2
Equity earnings of subsidiaries	(349.6)	–	–	349.6	–
Other, net	30.8	(45.1)	(26.1)	–	(40.4)
Working capital changes, net	46.9	(69.0)	(115.2)	–	(137.3)
Cash provided by operating activities	62.4	265.2	73.8	–	401.4

Cash flows from investing activities
Additions to property, plant and equipment	(3.7)	(192.5)	(83.4)	–	(279.6)
Business acquisitions, net of cash acquired	–	(759.6)	(31.5)	–	(791.1)
Investments in and advances to affiliates	(754.1)	689.5	64.6	–	–
Property insurance proceeds	–	–	61.3	–	61.3
Other, net	(1.0)	9.1	7.9	–	16.0
Cash provided by (used in) investing activities	(758.8)	(253.5)	18.9	–	(993.4)

Cash flows from financing activities
Long-term borrowings	949.1	0.3	–	–	949.4
Repayments of long-term borrowings	(45.0)	(3.8)	(156.2)	–	(205.0)
Change in short-term borrowings	(25.8)	–	48.8	–	23.0
Proceeds from issuances of common stock	38.4	–	–	–	38.4
Acquisitions of treasury stock	(84.1)	–	–	–	(84.1)
Common dividends	(41.0)	–	–	–	(41.0)
Other, net	7.1	(7.6)	–	–	(0.5)
Cash provided by (used in) financing activities	798.7	(11.1)	(107.4)	–	680.2

Effect of exchange rate changes on cash	–	–	2.3	–	2.3

Change in cash and cash equivalents	102.3	0.6	(12.4)	–	90.5
Cash and cash equivalents - beginning of year	8.0	1.7	51.3	–	61.0
Cash and cash equivalents - end of year	$110.3	$2.3	$38.9	$–	$151.5

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2005
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$272.1	$136.2	$132.7	$(268.9)	$272.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.1	129.2	81.2	–	213.5
Business consolidation costs (gains)	–	19.1	(0.1)	–	19.0
Deferred taxes	(11.3)	(3.8)	(36.5)	–	(51.6)
Equity earnings of subsidiaries	(268.9)	–	–	268.9	–
Other, net	30.0	(8.4)	(3.9)	–	17.7
Working capital changes, net	15.3	5.5	67.3	–	88.1
Cash provided by (used in) operating activities	40.3	277.8	240.7	–	558.8

Cash flows from investing activities
Additions to property, plant and equipment	(6.4)	(182.9)	(102.4)	–	(291.7)
Investments in and advances to affiliates	683.9	(102.1)	(581.8)	–	–
Other, net	(9.5)	11.3	(0.1)	–	1.7
Cash provided by (used in) investing activities	668.0	(273.7)	(684.3)	–	(290.0)

Cash flows from financing activities
Long-term borrowings	60.0	0.4	822.4	–	882.8
Repayments of long-term borrowings	(493.0)	(3.4)	(453.3)	–	(949.7)
Change in short-term borrowings	29.0	–	39.4	–	68.4
Proceeds from issuances of common stock	35.6	–	–	–	35.6
Acquisitions of treasury stock	(393.7)	–	–	–	(393.7)
Common dividends	(42.5)	–	–	–	(42.5)
Other, net	(9.5)	–	(2.1)	–	(11.6)
Cash provided by (used in) financing activities	(814.1)	(3.0)	406.4	–	(410.7)

Effect of exchange rate changes on cash	–	–	4.2	–	4.2

Change in cash and cash equivalents	(105.8)	1.1	(33.0)	-	(137.7)
Cash and cash equivalents - beginning of year	113.8	0.6	84.3	–	198.7
Cash and cash equivalents - end of year	$8.0	$1.7	$51.3	$–	$61.0

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

23.  Contingencies

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

Pursuant to the merger agreement, a certain portion of the common share consideration issued for the acquisition of U.S. Can was placed in escrow and was subsequently converted into cash, which remains in escrow. During the second quarter of 2007, Ball asserted claims against the former shareholders of U.S. Can, and the escrowed cash will be used to satisfy such claims to the extent they are agreed or sustained. The representative for the former shareholders of U.S. Can filed a lawsuit against the company in the first quarter of 2008 seeking a declaration of the parties’ rights and obligations with respect to the claims asserted by the company.

24.  Indemnifications and Guarantees

During the normal course of business, the company or the appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture, and other personal property leases for certain claims arising from such leases; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in many circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreement and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreement, or under the applicable tranche. The company is not in default under the above notes or credit facilities.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

24.  Indemnifications and Guarantees (continued)

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first and foremost to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders, which would require performance upon certain events of default referred to in the undertaking. The maximum potential amount that could be paid is equal to the outstanding amounts due under the accounts receivable financing (see Note 7). The company, the appropriate subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

From time to time, the company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists that is expected to have a material adverse effect on the company’s consolidated results of operations, financial position or cash flows.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2007, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10. Directors and Executive Officers of the Registrant

The executive officers of the company as of December 31, 2007, were as follows:

1.
R. David Hoover, 62, Chairman, President and Chief Executive Officer since April 2002 and a director since 1996. Mr. Hoover was President and Chief Executive Officer from January 2001 until April 2002 and Vice Chairman, President and Chief Operating Officer from April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer from January 2000 to April 2000; Vice Chairman and Chief Financial Officer, 1998-2000; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

2.
Raymond J. Seabrook, 56, Executive Vice President and Chief Financial Officer since April 2006; Senior Vice President and Chief Financial Officer, April 2000 to April 2006; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

3.
John A. Hayes, 42, Executive Vice President and Chief Operating Officer since January 23, 2008; Senior Vice President, Ball Corporation, and President, Ball Packaging Europe, April 25, 2007, to January 23, 2008; Vice President, Ball Corporation, and President, Ball Packaging Europe, March 2006 to April 25, 2007; Executive Vice President of Ball’s European packaging business, July 2005 to March 2006; Vice President, Corporate Strategy, Marketing and Development, January 2003 to July 2005; Vice President, Corporate Planning and Development, April 2000 to January 2003; Senior Director, Corporate Planning and Development, February 1999 to April 2000; Vice President, Mergers and Acquisitions/Corporate Finance, Lehman Brothers, Chicago, Illinois, April 1993 to February 1999.

4.
John R. Friedery, 51, President, Metal Beverage Packaging, Americas and Asia, since January 23, 2008; Senior Vice President and Chief Operating Officer, North American Packaging, January 2004 to January 23, 2008; President, Metal Beverage Container, 2000 to January 2004; Senior Vice President, Manufacturing, 1998-2000; Vice President, Manufacturing, 1996-1998; Plant Manager, 1993-1996; Assistant Plant Manager, 1992-1993; Administrative Manager, 1991-1992; General Supervisor, 1989-1991; Production Supervisor, 1988-1989.

5.
Charles E. Baker, 50, Vice President, General Counsel and Assistant Corporate Secretary since April 2004; Associate General Counsel, 1999 to April 2004; Senior Director, Business Development, 1995-1999; Director, Corporate Compliance, 1994-1997; Director, Business Development, 1993-1995.

6.
Harold L. Sohn, 61, Senior Vice President, Corporate Relations, since April 25, 2007; Vice President, Corporate Relations, 1993 to April 25, 2007; Director, Industry Affairs, Packaging Products, 1988-1993.

7.
David A. Westerlund, 57, Executive Vice President, Administration since April 2006 and Corporate Secretary since December 2002; Senior Vice President, Administration, April 1998 to April 2006; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

8.
Scott C. Morrison, 45, Vice President and Treasurer since April 2002; Treasurer, September 2000 to April 2002; Managing Director/Senior Banker of Corporate Banking, Bank One, Indianapolis, Indiana, 1995 to August 2000.

9.
Douglas K. Bradford, 50, Vice President and Controller since April 2003; Controller since April 2002; Assistant Controller, May 1998 to April 2002; Senior Director, Tax Administration, January 1995 to May 1998; Director, Tax Administration, July 1989 to January 1995.

Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007, is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by Item 11 appearing under the caption "Executive Compensation" in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2007, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors also participate in the 2000 Deferred Compensation Company Stock Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption "Voting Securities and Principal Shareholders," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	4,747,005	$32.06	4,799,707
Equity compensation plans not approved by security holders	–	–	–

Total	4,747,005	$32.06	4,799,707

Item 13.     Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption "Ratification of the Appointment of Independent  Registered Public Accounting Firm," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007, is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption "Certain Committees of the Board," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2007, is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:
The following documents are included in Part II, Item 8:
Report of independent registered public accounting firm
Consolidated statements of earnings – Years ended December 31, 2007, 2006 and 2005
Consolidated balance sheets – December 31, 2007 and 2006
Consolidated statements of cash flows – Years ended December 31, 2007, 2006 and 2005
Consolidated statements of shareholders’ equity and comprehensive earnings – Years ended December 31, 2007, 2006 and 2005
Notes to consolidated financial statements
(2) Financial Statement Schedules:

Financial statement schedules have been omitted as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:
See the Index to Exhibits, which appears at the end of this document and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALL CORPORATION
(Registrant)

By:	/s/ R. David Hoover
R. David Hoover
Chairman, President and Chief Executive Officer
February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:
	/s/ R. David Hoover		Chairman, President and Chief Executive Officer
	R. David Hoover		February 25, 2008

(2)	Principal Financial Accounting Officer:
	/s/ Raymond J. Seabrook		Executive Vice President and Chief Financial Officer
	Raymond J. Seabrook		February 25, 2008

(3)	Controller:
	/s/ Douglas K. Bradford		Vice President and Controller
	Douglas K. Bradford		February 25, 2008

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh		Director
	Robert W. Alspaugh		February 25, 2008

	/s/ Howard M. Dean	*	Director
	Howard M. Dean		February 25, 2008

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 25, 2008

	/s/ R. David Hoover	*	Chairman of the Board and Director
	R. David Hoover		February 25, 2008

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 25, 2008

	/s/ Georgia Nelson	*	Director
	Georgia Nelson		February 25, 2008

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 25, 2008

/s/ George M. Smart	*	Director
George M. Smart		February 25, 2008

/s/ Theodore M. Solso	*	Director
Theodore M. Solso		February 25, 2008

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 25, 2008

/s/ Erik H. van der Kaay	*	Director
Erik H. van der Kaay		February 25, 2008

*By R. David Hoover as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ R. David Hoover
R. David Hoover
As Attorney-in-Fact
February 25, 2008

Ball Corporation and Subsidiaries
Annual Report on Form 10-K
For the year ended December 31, 2007

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

3.i	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended January 22, 2008. (Filed herewith.)

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

10.6
Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of  August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996.

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

10.14
Amended and Restated Form of Severance Agreement (Change of Control Agreement) that exists between the company and its executive officers (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2005) filed February 22, 2006.

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

18.2
Letter re: Change in Accounting Principles regarding the change in accounting for certain inventories (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2006) filed February 22, 2007.

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