Form 10-Q
period 2008-03-30
BALL CORP
filed 2008-05-07
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008

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
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2008
Common Stock, without par value	97,778,085 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 30, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended
	March 30,	April 1,
($ in millions, except per share amounts)	2008	2007

Net sales	$1,740.2	$1,694.2

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,437.7	1,394.3
Depreciation and amortization (Notes 8 and 10)	74.6	65.0
Gain on sale of subsidiary (Note 4)	(7.1)	−
Selling, general and administrative	81.6	82.2
	1,586.8	1,541.5

Earnings before interest and taxes	153.4	152.7

Interest expense	(36.2)	(37.9)

Earnings before taxes	117.2	114.8
Tax provision	(37.2)	(36.7)
Minority interests	(0.1)	(0.1)
Equity in results of affiliates	3.9	3.2

Net earnings	$83.8	$81.2

Earnings per share (Note 14):
Basic	$0.86	$0.79
Diluted	$0.85	$0.78

Weighted average shares outstanding (000s) (Note 14):
Basic	97,199	102,110
Diluted	98,589	103,815

Cash dividends declared and paid, per common share	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	March 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$89.9	$151.6
Receivables, net (Note 6)	675.1	582.7
Inventories, net (Note 7)	1,134.0	998.1
Deferred taxes and other current assets	156.2	110.5
Total current assets	2,055.2	1,842.9

Property, plant and equipment, net (Note 8)	1,999.9	1,941.2
Goodwill (Note 9)	1,952.6	1,863.1
Intangibles and other assets, net (Note 10)	438.5	373.4
Total Assets	$6,446.2	$6,020.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$309.1	$176.8
Accounts payable	734.7	763.6
Accrued employee costs	192.6	238.0
Income taxes payable	33.9	15.7
Other current liabilities	225.5	319.0
Total current liabilities	1,495.8	1,513.1

Long-term debt (Note 11)	2,450.5	2,181.8
Employee benefit obligations (Note 12)	794.6	799.0
Deferred taxes and other liabilities	246.8	183.1
Total liabilities	4,987.7	4,677.0

Contingencies (Note 17)
Minority interests	1.2	1.1

Shareholders’ equity (Note 13)
Common stock (160,761,666 shares issued – 2008; 160,678,695 shares issued – 2007)	767.4	760.3
Retained earnings	1,839.1	1,765.0
Accumulated other comprehensive earnings	236.4	106.9
Treasury stock, at cost (63,080,522 shares – 2008; 60,454,245 shares – 2007)	(1,385.6)	(1,289.7)
Total shareholders’ equity	1,457.3	1,342.5
Total Liabilities and Shareholders’ Equity	$6,446.2	$6,020.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

($ in millions)	Three Months Ended
	March 30, 2008	April 1, 2007
Cash Flows from Operating Activities
Net earnings	$83.8	$81.2
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	74.6	65.0
Gain on sale of subsidiary	(7.1)	−
Deferred taxes	(5.1)	(7.5)
Other, net	(18.1)	14.0
Changes in working capital components, excluding effects of acquisitions and dispositions	(342.7)	(260.4)
Cash used in operating activities	(214.6)	(107.7)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(74.5)	(88.1)
Proceeds from sale of subsidiary, net of cash sold	8.7	−
Property insurance proceeds (Note 8)	–	48.6
Other, net	(2.3)	2.4
Cash used in investing activities	(68.1)	(37.1)

Cash Flows from Financing Activities
Long-term borrowings	270.7	215.6
Repayments of long-term borrowings	(32.3)	(103.7)
Change in short-term borrowings	113.7	27.3
Proceeds from issuance of common stock	6.4	11.0
Acquisitions of treasury stock	(131.5)	(98.5)
Common dividends	(9.6)	(10.2)
Other, net	0.4	3.0
Cash provided by financing activities	217.8	44.5

Effect of exchange rate changes on cash	3.2	−

Change in cash and cash equivalents	(61.7)	(100.3)
Cash and cash equivalents - beginning of period	151.6	151.5
Cash and cash equivalents - end of period	$89.9	$51.2

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 (annual report).

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

Effective January 1, 2008, Ball adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” and has identified its implications as a critical accounting policy. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. At this time the January 1, 2008, adoption covers only financial assets and liabilities but, subject to a deferral, will be expanded to nonfinancial assets and liabilities as of January 1, 2009, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Details regarding the adoption of SFAS No. 157 and its effects on the company’s condensed consolidated financial statements are available in Note 15, “Fair Value of Financial Instruments.”

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.	New Accounting Standards

In April 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for Ball as of January 1, 2009, on a prospective basis, and early adoption is prohibited.

In March 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” SFAS No. 161 is intended to enhance the current disclosure requirement in SFAS No. 133. It requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, as well as information about credit-risk-related contingent features. It also requires a company to disclose the fair values of derivative instruments and their gains and losses in a tabular format to make more transparent the location in a company’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. The company will also be required to cross-reference within the footnotes to help users of financial statements locate information about derivative instruments. SFAS No. 161 is effective for Ball beginning on January 1, 2009, and is currently under evaluation by the company.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	New Accounting Standards (continued)

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces the original SFAS No. 141 issued in June 2001. The new standard retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values on the acquisition date, which replaces SFAS No. 141’s cost-allocation method. SFAS No. 141 (revised 2007) also requires the costs incurred to complete the acquisition and related restructuring costs to be recognized separately from the business combination. The new standard will be effective for Ball on a prospective basis beginning on January 1, 2009.

In April 2007 the FASB issued FSP Interpretation No. (FIN) 39-1, “Amendment of FASB Interpretation No. 39,” which amends the terms of FIN 39, paragraph 3 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It also amends paragraph 10 of FIN 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. FSP FIN 39-1 became effective for Ball as of January 1, 2008, and the company has chosen not to offset such positions.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” which permits companies to choose, at specified election dates, to measure certain financial instruments and other eligible items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are subsequently reported in earnings. The decision to elect the fair value option is generally irrevocable, is applied instrument by instrument and can only be applied to an entire instrument. The standard became effective for Ball as of January 1, 2008, and the company did not elect the fair value option for any eligible items.

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in five reportable segments. Due to first quarter 2008 management reporting changes, Ball’s People’s Republic of China (PRC) operations are now included in the metal beverage packaging, Americas and Asia, segment (previously included with the company’s European operations). The results for the quarter ended April 1, 2007, and our financial position at December 31, 2007, have been retrospectively adjusted to conform to the current year presentation.

Metal beverage packaging, Americas and Asia:  Consists of operations in the U.S., Canada, Puerto Rico and the PRC, which manufacture and sell metal beverage containers in North America and the PRC, as well as non-beverage plastic containers in the PRC.

Metal beverage packaging, Europe:  Consists of operations in several countries in Europe, which manufacture and sell metal beverage containers.  Future operations will also include India.

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans and custom and specialty cans.

Plastic packaging, Americas:  Consists of operations in the U.S. and Canada, which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging. This segment also includes the manufacture and sale of plastic containers used for industrial and household products.

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

Summary of Business by Segment	Three Months Ended
($ in millions)	March 30, 2008	April 1, 2007

Net Sales
Metal beverage packaging, Americas & Asia	$703.9	$701.8
Metal beverage packaging, Europe	405.6	320.7
Metal food & household products packaging, Americas	263.8	278.8
Plastic packaging, Americas	188.9	186.6
Aerospace and technologies	178.0	206.3
Net sales	$1,740.2	$1,694.2

Net Earnings
Metal beverage packaging, Americas & Asia	$74.0	$101.9
Metal beverage packaging, Europe	48.0	36.8
Metal food & household products packaging, Americas	14.8	(0.2)
Plastic packaging, Americas	4.8	2.3
Aerospace and technologies	14.9	19.6
Gain on sale of subsidiary (Note 4)	7.1	–
Total aerospace and technologies	22.0	19.6
Segment earnings before interest and taxes	163.6	160.4
Corporate undistributed expenses, net	(10.2)	(7.7)
Earnings before interest and taxes	153.4	152.7
Interest expense	(36.2)	(37.9)
Tax provision	(37.2)	(36.7)
Minority interests	(0.1)	(0.1)
Equity in results of affiliates	3.9	3.2
Net earnings	$83.8	$81.2

($ in millions)	As of	As of
	March 30, 2008	December 31, 2007
Total Assets
Metal beverage packaging, Americas & Asia	$1,531.3	$1,400.8
Metal beverage packaging, Europe	2,731.9	2,369.3
Metal food & household products packaging, Americas	1,134.6	1,141.7
Plastic packaging, Americas	566.6	568.8
Aerospace & technologies	272.9	278.7
Segment assets	6,237.3	5,759.3
Corporate assets, net of eliminations	208.9	261.3
Total assets	$6,446.2	$6,020.6

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

The following table provides the 2007 segment net sales and earnings before interest and taxes had the change in segment presentation for Ball’s PRC operations occurred as of January 1, 2007:

($ in millions)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total 2007

Net sales
Metal beverage packaging, Americas & Asia	$701.8	$871.2	$711.4	(a)	$728.1	$3,012.5
Metal beverage packaging, Europe	320.7	484.8	454.2		393.9	1,653.6

Earnings before interest and taxes
Metal beverage packaging, Americas & Asia	101.9	89.1	(14.4	)(a)	64.2	240.8
Metal beverage packaging, Europe	36.8	86.1	74.8		31.2	228.9

(a)	Amounts were reduced by a pretax legal settlement of $85.6 million.

4.	Sale of Subsidiary

On February 15, 2008, Ball Aerospace & Technologies Corp. (BATC) completed the sale of its shares in Ball Solutions Group Pty Ltd (BSG) to QinetiQ Pty Ltd for approximately $10.5 million, including $1.8 million of cash sold. BSG was previously a wholly owned Australian subsidiary of BATC that provided services to the Australian department of defense and related government agencies. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million ($4.4 million after tax). The sale is not significant to the aerospace and technologies segment’s financial statements or its ongoing results.

5.	Business Consolidation Activities

2007

Metal Food & Household Products Packaging, Americas

In October 2007 Ball announced plans to close two manufacturing facilities and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. Ball will close its food and household products packaging facilities in Tallapoosa, Georgia, and Commerce, California, both of which manufacture aerosol and general line cans. The two plant closures will result in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two high-speed aerosol lines into existing Ball facilities. A pretax charge of $41.9 million ($25.4 million after tax) was recorded in the fourth quarter in connection with the closure of the aerosol plants, including $10.7 million for severance costs, $23 million for the write down to net realizable value of fixed assets, $2.4 million for excess inventory and $5.8 million for other associated costs. Cash payments of $0.2 million were made in the first quarter of 2008 for employee related costs. The remaining reserves are expected to be utilized during 2008. The carrying value of fixed assets remaining for sale in connection with the plant closures was $8.4 million at March 30, 2008.

Plastic Packaging, Americas

In the fourth quarter of 2007, Ball recorded a pretax charge of $0.4 million ($0.2 million after tax) for severance costs related to the termination of approximately 50 employees in response to lost sales. These severance amounts will be paid by the end of 2008.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

5.	Business Consolidation Activities (continued)

2006

Metal Food & Household Products Packaging, Americas

In October 2006 the company announced plans to close two manufacturing facilities in North America as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in the year of U.S. Can. A pretax charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter related to the Burlington, Ontario, plant closure, including $7.8 million of severance costs, $16.8 million of pension costs and $9 million of other costs. The closure of the Alliance, Ohio, plant, estimated to cost approximately $1 million for employee and other items, was treated as an opening balance sheet item related to the acquisition. Operations have ceased at both plants and payments of $1.4 million were made in the first quarter of 2008 against the reserves. At March 30, 2008, the remaining reserves included $1.1 million for employee costs and $1.2 million for other costs. The carrying value of fixed assets remaining for sale in connection with business consolidation activities was $12.7 million at March 30, 2008.

2005

Metal Beverage Packaging, Americas and Asia

The company announced in July 2005 the commencement of a project to upgrade and streamline its North American beverage can end manufacturing capabilities. The project is expected to be completed in early 2009 and is resulting in productivity gains and cost reductions. The pretax charge of $19.3 million ($11.7 million after tax) recorded in 2005 included $11.7 million for employee severance, pension and other employee benefit costs; $1.6 million for decommissioning costs; and $6 million for the write off of obsolete equipment spare parts and tooling. Payments of $1.2 million were made in the first quarter of 2008 against the reserve. Severance and other employee benefit costs of $2.5 million remain at March 30, 2008, all of which are expected to be paid in 2008 and 2009 as the remaining end modules are put into operation. Pension costs will be paid over the retirement period for the affected employees.

6.	Receivables

($ in millions)	March 30,	December 31,
	2008	2007
Trade accounts receivable, net	$606.5	$505.4
Other receivables	68.6	77.3
	$675.1	$582.7

Trade accounts receivable are shown net of an allowance for doubtful accounts of $16.8 million at March 30, 2008, and $13.2 million at December 31, 2007. Other receivables include non-income tax receivables, such as property tax and sales tax; certain vendor rebate receivables; and other similar items.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $238 million at March 30, 2008, and $170 million at December 31, 2007, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

7.	Inventories

($ in millions)	March 30, 2008	December 31, 2007

Raw materials and supplies	$396.3	$433.6
Work in process and finished goods	737.7	564.5
	$1,134.0	$998.1

8.	Property, Plant and Equipment

($ in millions)	March 30, 2008	December 31, 2007

Land	$95.0	$92.2
Buildings	839.4	820.1
Machinery and equipment	3,007.7	2,914.2
Construction in progress	163.0	154.7
	4,105.1	3,981.2
Accumulated depreciation	(2,105.2)	(2,040.0)
	$1,999.9	$1,941.2

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $70.2 million and $61.2 million for the three months ended March 30, 2008, and April 1, 2007, respectively.

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

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total
Balance at December 31, 2007	$310.1	$1,084.6	$354.3	$114.1	$1,863.1
Effects of foreign currency exchange rates	–	89.5	−	–	89.5
Balance at March 30, 2008	$310.1	$1,174.1	$354.3	$114.1	$1,952.6

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Intangibles and Other Assets

($ in millions)	March 30,	December 31,
	2008	2007
Investments in affiliates	$82.0	$77.6
Intangibles (net of accumulated amortization of $102 at March 30, 2008, and $92.9 at December 31, 2007)	119.4	121.9
Company-owned life insurance	94.3	88.9
Noncurrent derivative asset	68.7	–
Deferred tax asset	1.2	4.3
Other	72.9	80.7
	$438.5	$373.4

Total amortization expense of intangible assets amounted to $4.4 million and $3.8 million for the first three months of 2008 and 2007, respectively.

11.	Debt and Interest Costs

Long-term debt consisted of the following:

	March 30, 2008			December 31, 2007
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $2.5 in 2008 and $2.7 in 2007)		$550.0	$550.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.8 in 2008 and $0.8 in 2007)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	82.9	165.3	₤	82.9	164.7
Term B Loan, euro denominated		€341.3	539.3		€341.3	498.2
Term C Loan, Canadian dollar denominated	C$	126.8	124.2	C$	126.8	127.6
Term D Loan, U.S. dollar denominated		$487.5	487.5		$487.5	487.5
U.S. dollar multi-currency revolver borrowings		$240.0	240.0		$–	–
British sterling multi-currency revolver borrowings	₤	2.1	4.2	₤	2.1	4.2
Industrial Development Revenue Bonds
Floating rates due through 2015		$9.5	9.5		$13.0	13.0
Other	Various		15.8	Various		13.7
			2,585.8			2,308.9
Less: Current portion of long-term debt			(135.3)			(127.1)
			$2,450.5			$2,181.8

At March 30, 2008, approximately $465 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $337 million at March 30, 2008, of which $173.8 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at March 30, 2008, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Employee Benefit Obligations

($ in millions)	March 30,	December 31,
	2008	2007
Total defined benefit pension liability	$440.5	$406.2
Less current portion	(27.9)	(25.7)
Long-term defined benefit pension liability	412.6	380.5
Retiree medical and other postemployment benefits	184.2	193.3
Deferred compensation plans	177.2	185.4
Other	20.6	39.8
	$794.6	$799.0

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	March 30, 2008			April 1, 2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.7	$2.3	$13.0	$10.1	$2.2	$12.3
Interest cost	12.7	8.6	21.3	11.7	7.3	19.0
Expected return on plan assets	(16.0)	(4.8)	(20.8)	(13.6)	(4.4)	(18.0)
Amortization of prior service cost	0.3	(0.1)	0.2	0.1	(0.1)	−
Recognized net actuarial loss	2.6	1.0	3.6	3.4	1.2	4.6
Subtotal	10.3	7.0	17.3	11.7	6.2	17.9
Non-company sponsored plans	0.3	–	0.3	0.3	–	0.3
Net periodic benefit cost	$10.6	$7.0	$17.6	$12.0	$6.2	$18.2

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $6.3 million in the first three months of 2008. The total required contributions to these funded plans are expected to be approximately $47 million in 2008. Payments to participants in the unfunded German plans were €4.5 million ($6.7 million) in the first three months of 2008 and are expected to be approximately €18 million (approximately $28 million) for the full year.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.       Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings include the cumulative effect of foreign currency translation, pension and other postretirement items and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (net of tax)	Effective Financial Derivatives(a) (net of tax)	Accumulated Other Comprehensive Earnings

December 31, 2007	$221.8	$(104.0)	$(10.9)	$106.9
Change	86.3	2.0	41.2	129.5
March 30, 2008	$308.1	$(102.0)	$30.3	$236.4

(a)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended
($ in millions)	March 30, 2008	April 1, 2007

Net earnings	$83.8	$81.2
Foreign currency translation adjustment	86.3	7.8
Pension and other postretirement items	2.0	2.7
Effect of derivative instruments	41.2	4.1
Comprehensive earnings	$213.3	$95.8

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminate 10 years from the date of grant. A summary of stock option activity for the three months ended March 30, 2008, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of year	4,747,005	$32.06	1,664,980	$10.88
Vested			–	–
Exercised	(47,593)	18.84
Canceled/forfeited	(16,400)	43.28	(16,200)	10.70
End of period	4,683,012	32.16	1,648,780	10.88

Vested and exercisable, end of period	3,034,232	24.52
Reserved for future grants	4,777,777

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.       Shareholders’ Equity and Comprehensive Earnings (continued)

The weighted average remaining contractual term for all options outstanding at March 30, 2008, was 6 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $60.8 million. The weighted average remaining contractual term for options vested and exercisable at March 30, 2008, was 4.6 years and the aggregate intrinsic value was $62.6 million. The company received $0.9 million from options exercised during the three months ended March 30, 2008. The intrinsic value associated with these exercises was $1.2 million, and the associated tax benefit of $0.4 million was reported as other financing activities in the condensed consolidated statement of cash flows.

In addition to stock options, the company may issue to officers and certain employees restricted shares and restricted stock units, which vest over various periods but, other than the performance-contingent grants discussed below, generally in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date.

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

In April 2007 the company’s board of directors granted 170,000 performance-contingent restricted stock units to key employees, which will cliff vest if the company’s return on average invested capital during a 33-month performance period is equal to or exceeds the company’s cost of capital. If the performance goal is not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the fair value (closing market price) of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goal being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the first quarter 2008.

For the three months ended March 30, 2008, the company recognized pretax expense of $4.2 million ($2.6 million after tax) for share-based compensation arrangements, which represented $0.03 per basic and diluted share. For the three months ended April 1, 2007, the company recognized pretax expense of $3.1 million ($1.9 million after tax) for such arrangements, which represented $0.02 per basic and diluted share. At March 30, 2008, there was $28.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.4 years.

Stock Repurchase Agreements

Through the first quarter of 2008, we repurchased $125 million of our common stock, net of issuances, including a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Ball’s first quarter 2008 net share repurchases also included the preliminary settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received approximately 2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The exact number of shares to be repurchased under the agreement, which will be determined on the settlement date (no later than June 5, 2008), is subject to an adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company has the option to settle the contract in either cash or shares.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.    Earnings Per Share

	Three Months Ended
($ in millions, except per share amounts; shares in thousands)	March 30,	April 1,
	2008	2007
Diluted Earnings per Share:
Net earnings	$83.8	$81.2

Weighted average common shares	97,199	102,110
Effect of dilutive securities	1,390	1,705
Weighted average shares applicable to diluted earnings per share	98,589	103,815

Diluted earnings per share	$0.85	$0.78

Information needed to compute basic earnings per share is provided in the condensed consolidated statements of earnings.

15.	Fair Value of Financial Instruments

Ball adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities measured on a recurring basis. As discussed in Note 1, SFAS No. 157 establishes a framework for measuring value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, it permits a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient. SFAS No. 157 requires that the fair value of a liability include the nonperformance risk (including entity’s credit risk and other risks such as settlement risk) related to the liability being measured.

The statement establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 primarily consists of financial instruments, such as exchange-traded derivatives and listed equity securities.

●
Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards and options.

●	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Fair Value of Financial Instruments (continued)

The following table summarizes by level within the fair value hierarchy the company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 30, 2008. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

($ in millions)	Level 1	Level 2	Total

Assets:
Current commodity derivatives (a)	$–	$68.7	$68.7
Noncurrent commodity derivatives (b)	–	58.5	58.5
Nonmonetary exchanges (c)	–	23.9	23.9
Other assets	–	6.0	6.0
Total assets	$–	$157.1	$157.1

Liabilities:
Current commodity derivatives (d)	$–	$49.5	$49.5
Noncurrent commodity derivatives (e)	–	37.6	37.6
Deferred compensation liabilities (f)	109.2	68.0	177.2
Other liabilities	–	6.5	6.5
Total liabilities	$109.2	$161.6	$270.8

(a)	Amounts are included in the consolidated balance sheet within deferred taxes and other current assets.
(b)	Amounts are included in the consolidated balance sheet within intangibles and others assets, net.
(c)	Amounts are included in the consolidated balance sheet within receivables, net.
(d)	Amounts are included in the consolidated balance sheet within other current liabilities.
(e)	Amounts are included in the consolidated balance sheet within deferred taxes and other liabilities.
(f)	See Note 12.

The company has not identified any Level 3 items at March 30, 2008. The fair value of the company’s pension assets will be evaluated under SFAS No. 157 as of December 31, 2008, as part of the year-end valuation of the company’s pension benefit obligations.
The company uses closing spot and forward market prices as published by the London Metal Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency and interest rate spot and forward contracts. Option contracts are valued using a Black Scholes model with observable market inputs for aluminum, currency and interest rates. The company additionally evaluates counterparty creditworthiness to determine if any adjustment to fair value is needed, and since the company’s financial derivatives are traded in highly liquid markets, no illiquidity reserve is taken against the determined fair value.

For the three months ended March 30, 2008, the company recorded a net pretax loss of $2.6 million for the changes in the fair value of its derivative instruments, the majority of which is expected to reverse in future periods.

As permitted, the company’s long-term debt is not carried in the company’s financial statements at fair value. The fair value of the long-term debt was estimated at $2,596.2 million as of March 30, 2008, as compared to its carrying value of $2,585.8 million. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on cash flows.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.	Subsequent Event

On April 23, 2008, the company announced plans to close a U.S. metal beverage packaging plant in Kent, Washington. The plant operates two, 12-ounce aluminum beverage can manufacturing lines that produce approximately 1.1 billion cans annually. Those lines will be redeployed to generate higher returns on those assets elsewhere in Ball's worldwide system. A pretax charge of approximately $12 million ($7 million after tax) will be recorded in the second quarter results, and the plant is expected to be shut down during the third quarter of 2008.

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

18.    Indemnifications and Guarantees

During the normal course of business, the company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders who would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (see Note 6). The company, the relevant subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. Our wholly owned subsidiary, Ball Aerospace & Technologies Corp. (BATC), also supplies aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships mitigate these risks.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, developing new products, expanding volume and increasing prices. In 2009 we expect to complete the project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that in 2007 began to generate productivity gains and cost reductions in the metal beverage packaging, Americas and Asia, segment.

While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion. We recently announced expansion plans with our intention to build a beverage can manufacturing plant in India, as well as a new plant in Poland, to meet the rapidly growing demand for beverage cans there and in central and eastern Europe.  To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant was replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant. All three lines were in commercial production by the end of the second quarter of 2007. We are also considering additional can and end manufacturing capacity in Europe and in the PRC. Additionally, we recently announced a new one-line metal beverage can plant in our Brazil joint venture and are adding further 16-ounce can capacity in another Brazil can plant. These Brazil expansion efforts will be owned by Ball’s unconsolidated 50-percent owned joint venture, Latapack-Ball Embalagens, Ltda., with the financing anticipated to be funded by cash flows from the joint venture.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the consumer. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers. As part of this focus, we are installing a new 24-ounce beverage can production line in our Monticello, Indiana, facility. The line is expected to be operational in mid-2008. We are also developing a portfolio of new products including Alumi-TekTM, vented end, recloseable end and gamma clear items, among others.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately 70 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, while the remainder are fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could adversely affect segment performance.

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of BATC’s total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

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

We recognize that attracting, developing and retaining highly talented employees are essential to the success of Ball and, because of this, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value-added operating performance. For more senior positions, more compensation is at risk through economic value-added performance and various stock compensation plans. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball stock.

CONSOLIDATED SALES AND EARNINGS

The company has five reportable segments organized along a combination of product lines and geographic areas:  (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; (4) plastic packaging, Americas; and (5) aerospace and technologies. Due to first quarter 2008 management reporting changes, Ball’s PRC operations are now included in the metal beverage packaging, Americas and Asia, segment. The 2007 segment information has been retrospectively adjusted to conform to the current year presentation. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Metal Beverage Packaging, Americas and Asia

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Puerto Rico and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. This segment accounted for 41 percent of consolidated net sales in the first three months of 2008 (41 percent in 2007). Sales in 2008 were essentially flat compared to 2007 as higher sales prices in 2008, primarily due to rising aluminum prices, were offset by an overall decrease in volumes of more than 4 percent. The decrease in North American sales volumes was somewhat offset by a 6 percent sales volume increase in the PRC. Lower first quarter sales volumes in North America were caused in part by the loss of certain 12-ounce beer can business that the company decided not to continue.

First quarter segment earnings of $74 million were lower than first quarter 2007 earnings of $101.9 million primarily due to approximately $43 million of raw material inventory gains realized in 2007 not recurring in 2008. First quarter 2008 earnings were favorably impacted by higher sales prices and improved sales mix totaling approximately $9 million and positive cost impacts from the new end technology projects and other cost saving measures totaling approximately $6 million.

We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes (such as recloseability) for new products and product line extensions.

Subsequent Event

On April 23, 2008, the company announced plans to close a U.S. metal beverage packaging plant in Kent, Washington. The plant operates two, 12-ounce aluminum beverage can manufacturing lines that produce approximately 1.1 billion cans annually. Those lines will be redeployed to generate higher returns on those assets elsewhere in Ball's worldwide system. A pretax charge of approximately $12 million ($7 million after tax) will be recorded in the second quarter results, and the plant is expected to cease production during the third quarter of 2008. On final disposition of the plant and equipment, the closure is expected to be approximately $4 million cash positive inclusive of income tax benefits.

Metal Beverage Packaging, Europe

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured and sold mainly in Europe. This segment accounted for 23 percent of consolidated net sales in the first three months of 2008 (19 percent in 2007). Segment sales in the first quarter of 2008 were 26 percent higher compared to the same period of the prior year due largely to 13 percent higher volumes consistent with overall market growth and 13 percent related to foreign currency gains on the strength of the euro. Higher segment sales volumes were aided by the growth in Europe of custom can volumes, including the successful introduction of the Ball sleek can into Italy. The slow return of the metal beverage can to the German market, following the mandatory deposit legislation previously reported on, is being augmented by stronger demand outside Germany.

Segment earnings were $48 million in the first three months of 2008 compared to $36.8 million for the same period in 2007. Earnings in 2008 were approximately $39 million higher due to the combination of increased sales volumes and price recovery initiatives, as well as $4 million related to a stronger euro. These improvements were partially offset by $34 million of higher raw material, freight and energy costs.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. In accordance with the final agreement reached with the insurance company in November 2006, the final property insurance proceeds of €37.6 million ($48.6 million) were received in January 2007. Additionally, €8.3 million ($10.9 million) was recognized in the first quarter of 2007 for insurance recoveries related to business interruption costs and is contemplated in the earnings improvement discussed above.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The segment includes the manufacture and sale of metal cans used for food packaging, aerosol cans, paint cans and decorative specialty cans.

Segment sales in the first quarter of 2008 constituted 15 percent of consolidated net sales (17 percent in 2007). First quarter 2008 sales were 5 percent lower than in the first quarter of 2007 due to lower preseason shipments to seasonal customers and decisions by management to discontinue unprofitable business, resulting in the closure of our Commerce, California, and Tallapoosa, Georgia, facilities.

First quarter segment earnings were $14.8 million compared to a loss of $0.2 million in the same period last year. The performance in the first quarter of 2008 was primarily related to lower manufacturing costs and efficiencies in the first quarter of 2008 attributable to ongoing integration efforts related to the closure of Ball’s Burlington, Ontario, manufacturing facility in the fourth quarter of 2006. First quarter 2008 earnings also reflect improved pricing and manufacturing performance, partially offset by lower sales volumes as customers worked off higher 2007 year end finished goods inventories.

The company announced in the fourth quarter of 2007 that by the end of 2008 it would close metal food and household products packaging plants in Commerce, California, and Tallapoosa, Georgia. Additional details regarding business consolidation activities are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada, which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications.

Segment sales, which accounted for 11 percent of consolidated net sales in the first quarter of 2008 (11 percent in 2007), were up $2.3 million compared to the same period in 2007. The increase was primarily the result of raw material cost increases passed through, which accounted for approximately $20 million of the increase. This increase in net sales was offset by 5 percent lower bottle sales volumes due to a decrease in carbonated soft drink and water bottle sales, partially offset by higher sales in specialty business markets (e.g., custom hot-fill, alcohol, food and juice drinks) and decreased preform sales due to Ball's decision to forego certain low margin business.

Segment earnings of $4.8 million in the first three months of 2008 were higher than prior year earnings of $2.3 million largely due to the previously mentioned increase in specialty business sales partially offset by the lower carbonated soft drink, water and preform sales volumes.

In view of the substandard PET margins, we continue to focus our efforts on margin recovery initiatives, as well as PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets. In the polypropylene plastic container arena, development efforts are primarily focused on custom packaging markets.

Aerospace and Technologies

Aerospace and technologies segment sales, which represented 10 percent of consolidated net sales in the first quarter of 2008 (12 percent in 2007), were 14 percent lower than in the first quarter of 2007. The reduction is the result of a combination of large programs winding down and program terminations and delays due to government funding constraints. The reductions were partially offset by new program starts and increased scope on previously awarded contracts.

On February 15, 2008, BATC completed the sale of its shares in Ball Solutions Group Pty Ltd (BSG) to QinetiQ Pty Ltd for approximately $10.5 million, including cash sold of $1.8 million. BSG was previously a wholly owned Australian subsidiary of BATC that provided services to the Australian department of defense and related government agencies. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million ($4.4 million after tax). Segment earnings of $22 million in the first three months of 2008 included this gain. On a comparable basis, segment earnings were $14.9 million compared to $19.6 million for the same period in 2007. Excluding the gain on sale, earnings were lower in 2008 than in 2007 as a result of the lower sales and a number of nonrecurring favorable program profit adjustments in 2007.

Contracted backlog in the aerospace and technologies segment at March 30, 2008, was $727 million compared to a backlog of $774 million at December 31, 2007. Comparisons of backlog are not necessarily indicative of the trend of future operations.

Additional Segment Information

For additional information on our segment operations, see the Business Segment Information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $81.6 million in the first quarter of 2008 compared to $82.2 million for the same period in 2007. Lower research and development costs of $4 million and other miscellaneous net cost reductions in 2008 were partially offset by $1 million of higher stock-based compensation and a $2 million increase in bad debt expense.

Interest and Taxes

Consolidated interest expense was $36.2 million for the first three months of 2008 compared to $37.9 million in the same period of 2007. The reduced expense in 2008 was primarily due to lower interest rates.

While the effective income tax rate was approximately 32 percent for the first quarters of both 2008 and 2007, the rate in 2008 was favorably impacted by the earnings mix increasing in lower taxed jurisdictions, including Germany and the United Kingdom, which had enacted rate reductions effective January 1, 2008. This was somewhat offset by a decrease in U.S. foreign tax credit utilization and the U.S. research and development credit expiring at the end of 2007.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and external borrowings. We believe that cash flows from operations and cash provided by short-term and revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, or any of the other factors described in Item 1A, “Risk Factors,” within the company’s annual report.

Cash flows used in operations were $214.6 million in the first three months of 2008 compared to $107.7 million in the first three months of 2007. The reduction in 2008 was primarily due to the approximately $70 million payment in January of a legal settlement to a customer, as well as a higher increase in seasonal inventories, partially offset by an increase in the accounts receivable sales program.

Based on information currently available, we estimate 2008 capital spending to be approximately $350 million compared to 2007 capital spending of $259.9 million (net of $48.6 million in insurance recoveries). Approximately 75 percent of the total capital spending will be in the metal beverage can segments and more than 50 percent of the total spending will be for new top-line growth projects. The 2008 capital spending projection includes the effects of foreign currency exchange rates as many of our capital projects will occur in Europe.

Interest-bearing debt increased to $2,759.6 million at March 30, 2008, compared to $2,358.6 million at December 31, 2007, primarily due to seasonal working capital needs, higher common stock repurchases and a higher euro exchange rate. We intend to allocate our operating cash flow in 2008 to capital spending programs, common stock repurchases and dividends. Our stock repurchase program, net of issuances, is expected to be in the range of $300 million in 2008 compared to $211.3 million in 2007. Through the first quarter of 2008, we repurchased $125 million of our common stock, net of issuances, including a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Ball’s first quarter 2008 net share repurchases also included the preliminary settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received approximately 2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The exact number of shares to be repurchased under the agreement, which will be determined on the settlement date (no later than June 5, 2008), is subject to an adjustment based on a weighted average price calculation for the period between the initial purchase date and the settlement date. The company has the option to settle the contract in either cash or shares.

Total required contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $47 million in 2008. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2008 and revised estimates of 2008 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €18 million (approximately $28 million) for the full year.

At March 30, 2008, approximately $465 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $337 million at the end of the first quarter, of which $173.8 million was outstanding.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $238 million at March 30, 2008, and $170 million at December 31, 2007, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

The company was in compliance with all loan agreements at March 30, 2008, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreement are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2008 and in 2007, we were able to pass through to our customers the majority of steel cost increases. We anticipate that we will be able to pass through the majority of the steel price increases that occur over the next twelve months.

In Europe and the PRC, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company's exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes.

The company had aluminum contracts hedging its aluminum exposure with notional amounts of approximately $1 billion at March 30, 2008, and December 31, 2007. The aluminum contracts include cash flow and fair value hedges that offset sales contracts of various terms and lengths, as well as other derivative instruments for which the company elects mark-to-market accounting. Cash flow and fair value hedges related to forecasted transactions and firm commitments expire within the next four years. Included in shareholders’ equity at March 30, 2008, within accumulated other comprehensive earnings, is a net after-tax gain of $28 million associated with these contracts, of which a net gain of $14 million is expected to be recognized in the consolidated statement of earnings during the next twelve months. The net gain on these derivative contracts will be passed through to customers by lower revenue from sales contracts. Additional details about the company’s unsettled commodity derivative contracts are available in Note 15 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $8 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $14 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials, the majority of which would occur from a weakening of the Chinese renminbi versus the U.S. dollar.  Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass through provisions, could result in an estimated $11 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 30, 2008, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At March 30, 2008, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million paying fixed rates. Approximately $3 million of a net after-tax gain associated with these contracts is included in accumulated other comprehensive earnings at March 30, 2008, of which $1 million is expected to be recognized in the consolidated statement of earnings during the next twelve months. At March 30, 2008, the company had outstanding interest rate collars in the U.S. totaling $150 million. The value of these contracts in accumulated other comprehensive earnings at March 30, 2008, was a loss of approximately $0.8 million. Approximately $1 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings at March 30, 2008. The amount recognized in 2008 earnings related to terminated hedges was insignificant.

We also use European inflation option contracts as a proxy hedge to limit the impacts from spikes in inflation against certain multi-year contracts. At March 30, 2008, the company had inflation options in Europe with notional amounts of €115 million. The company uses mark-to-market accounting for these options, and the fair value at March 30, 2008, was €0.8 million. The contracts expire within the next five years.

Based on our interest rate exposure at March 30, 2008, assumed floating rate debt levels throughout 2008 and the first three months of 2009 and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $8 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars. Such contracts outstanding at March 30, 2008, expire within four years, and the amounts included in accumulated other comprehensive earnings related to these contracts were insignificant.

Considering the company’s derivative financial instruments outstanding at March 30, 2008, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $27 million after-tax reduction in net earnings over a one-year period. This amount includes the $14 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $100 million. Actual changes in market prices or rates may differ from hypothetical changes.

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of the German mandatory deposit or other restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 30, 2008.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.   Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 30, 2008.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

January 1 to February 3, 2008	2,039,533		$49.05	2,039,533	11,999,198
February 4 to March 2, 2008	10,072		$45.06	10,072	11,989,126
March 3 to March 30, 2008	–		–	–	11,989,126
Total	2,049,605	(a)	$49.03	2,049,605

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended March 30, 2008.

Item 5.   Other Information

There were no events required to be reported under Item 5 for the quarter ended March 30, 2008.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	May 7, 2008

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
March 30, 2008

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