Form 10-Q
period 2008-06-29
BALL CORP
filed 2008-08-05
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2008
Common Stock, without par value	96,686,443 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 29, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	$2,080.3	$2,032.8	$3,820.5	$3,727.0

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,738.5	1,682.6	3,176.2	3,076.9
Depreciation and amortization (Notes 9 and 11)	76.2	69.9	150.8	134.9
Business consolidation and other costs (Note 6)	11.5	−	11.5	−
Gain on sale of subsidiary (Note 4)	−	−	(7.1)	−
Selling, general and administrative	78.5	87.3	160.1	169.5
	1,904.7	1,839.8	3,491.5	3,381.3

Earnings before interest and taxes	175.6	193.0	329.0	345.7

Interest expense	(34.7)	(38.1)	(70.9)	(76.0)

Earnings before taxes	140.9	154.9	258.1	269.7
Tax provision	(45.4)	(52.3)	(82.6)	(89.0)
Minority interests	(0.1)	(0.1)	(0.2)	(0.2)
Equity in results of affiliates	4.6	3.4	8.5	6.6

Net earnings	$100.0	$105.9	$183.8	$187.1

Earnings per share (Note 15):
Basic	$1.03	$1.04	$1.89	$1.84
Diluted	$1.02	$1.03	$1.87	$1.81

Weighted average shares outstanding (000s) (Note 15):
Basic	96,911	101,542	97,055	101,826
Diluted	98,459	103,165	98,465	103,374

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	June 29, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$63.4	$151.6
Receivables, net (Note 7)	839.0	582.7
Inventories, net (Note 8)	1,092.8	998.1
Deferred taxes and other current assets	170.2	110.5
Total current assets	2,165.4	1,842.9

Property, plant and equipment, net (Note 9)	2,016.0	1,941.2
Goodwill (Note 10)	1,951.6	1,863.1
Intangibles and other assets, net (Note 11)	447.6	373.4
Total Assets	$6,580.6	$6,020.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 12)	$327.1	$176.8
Accounts payable	797.8	763.6
Accrued employee costs	208.9	238.0
Income taxes payable and current deferred taxes	21.5	15.7
Other current liabilities	233.2	319.0
Total current liabilities	1,588.5	1,513.1

Long-term debt (Note 12)	2,415.3	2,181.8
Employee benefit obligations (Note 13)	790.7	799.0
Deferred taxes and other liabilities	261.5	183.1
Total liabilities	5,056.0	4,677.0

Contingencies (Note 17)
Minority interests	1.4	1.1

Shareholders’ equity (Note 14)
Common stock (160,895,113 shares issued – 2008; 160,678,695 shares issued – 2007)	778.5	760.3
Retained earnings	1,929.5	1,765.0
Accumulated other comprehensive earnings	261.5	106.9
Treasury stock, at cost (64,208,670 shares – 2008; 60,454,245 shares – 2007)	(1,446.3)	(1,289.7)
Total shareholders’ equity	1,523.2	1,342.5
Total Liabilities and Shareholders’ Equity	$6,580.6	$6,020.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Six Months Ended
($ in millions)	June 29, 2008	July 1, 2007

Cash Flows from Operating Activities
Net earnings	$183.8	$187.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	150.8	134.9
Business consolidation and other costs (Note 6)	11.5	−
Gain on sale of subsidiary (Note 4)	(7.1)	−
Legal settlement (Note 5)	(70.3)	−
Deferred taxes	2.9	3.7
Other, net	21.7	31.7
Changes in working capital components, excluding effects of acquisitions and dispositions	(362.9)	(106.3)
Cash provided by (used in) operating activities	(69.6)	251.1

Cash Flows from Investing Activities
Additions to property, plant and equipment	(160.5)	(166.3)
Proceeds from sale of subsidiary, net of cash sold (Note 4)	8.7	−
Property insurance proceeds	−	48.6
Other, net	(10.2)	0.7
Cash used in investing activities	(162.0)	(117.0)

Cash Flows from Financing Activities
Long-term borrowings	338.1	284.6
Repayments of long-term borrowings	(133.5)	(296.2)
Change in short-term borrowings	130.7	(74.0)
Proceeds from issuances of common stock	15.6	27.1
Acquisitions of treasury stock	(196.8)	(122.4)
Common dividends	(19.0)	(20.4)
Other, net	2.4	6.7
Cash provided by (used in) financing activities	137.5	(194.6)

Effect of exchange rate changes on cash	5.9	0.9

Change in cash and cash equivalents	(88.2)	(59.6)
Cash and cash equivalents - beginning of period	151.6	151.5
Cash and cash equivalents - end of period	$63.4	$91.9

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 (annual report).

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

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.	Accounting Standards

Recently Adopted Accounting Standards

Effective January 1, 2008, Ball adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” and has identified its implications as a critical accounting policy. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. At this time the January 1, 2008, adoption covers only financial assets and liabilities and those nonfinancial assets and liabilities already disclosed at fair value in the financial statements on a recurring basis but, subject to a deferral, will be expanded to all other nonfinancial assets and liabilities as of January 1, 2009. Details regarding the adoption of SFAS No. 157 and its effects on the company’s unaudited condensed consolidated financial statements are available in Note 16, “Fair Value of Financial Instruments.”

New Accounting Standards

In April 2008 the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for Ball as of January 1, 2009, on a prospective basis, and early adoption is prohibited. The company is in the process of evaluating the new pronouncement but does not anticipate any material impact.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	Accounting Standards (continued)

format to make more transparent the location in a company’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. The company also will be required to cross-reference within the footnotes to help users of financial statements locate information about derivative instruments. SFAS No. 161 is effective for Ball beginning on January 1, 2009, and is currently under evaluation by the company.

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

Ball’s operations are organized and reviewed by management along its product lines in five reportable segments. Due to first quarter 2008 management reporting changes, Ball’s operations in the People’s Republic of China (PRC) are now included in the metal beverage packaging, Americas and Asia, segment (previously included with the company’s European operations). The results for the quarter and six months ended July 1, 2007, and our financial position at December 31, 2007, have been retrospectively adjusted to conform to the current year presentation.

Metal beverage packaging, Americas and Asia:  Consists of operations in the U.S., Canada, Puerto Rico and the PRC, which manufacture and sell metal beverage containers in North America and the PRC, as well as non-beverage plastic containers in the PRC.

Metal beverage packaging, Europe:  Consists of operations in several countries in Europe, which manufacture and sell metal beverage containers.

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans and decorative specialty cans.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

Summary of Business by Segment	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net Sales
Metal beverage packaging, Americas & Asia	$833.9	$871.2	$1,537.8	$1,573.0
Metal beverage packaging, Europe	571.0	484.8	976.6	805.5
Metal food & household products packaging, Americas	283.2	284.0	547.0	562.8
Plastic packaging, Americas	201.0	198.7	389.9	385.3
Aerospace & technologies	191.2	194.1	369.2	400.4
Net sales	$2,080.3	$2,032.8	$3,820.5	$3,727.0

Net Earnings
Metal beverage packaging, Americas & Asia	$77.4	$89.1	$151.4	$191.0
Business consolidation and other costs (Note 6)	(3.4)	−	(3.4)	−
Total metal beverage packaging, Americas & Asia	74.0	89.1	148.0	191.0

Metal beverage packaging, Europe	77.2	86.1	125.2	122.9

Metal food & household products packaging, Americas	14.3	11.1	29.1	10.9

Plastic packaging, Americas	5.7	7.1	10.5	9.4
Business consolidation and other costs (Note 6)	(4.3)	−	(4.3)	−
Total plastic packaging, Americas	1.4	7.1	6.2	9.4

Aerospace & technologies	22.7	15.6	37.6	35.2
Gain on sale of subsidiary (Note 4)	−	−	7.1	−
Total aerospace & technologies	22.7	15.6	44.7	35.2
Segment earnings before interest and taxes	189.6	209.0	353.2	369.4
Undistributed corporate expenses, net	(10.2)	(16.0)	(20.4)	(23.7)
Business consolidation and other costs (Note 6)	(3.8)	−	(3.8)	−
Total undistributed corporate expenses, net	(14.0)	(16.0)	(24.2)	(23.7)
Earnings before interest and taxes	175.6	193.0	329.0	345.7
Interest expense	(34.7)	(38.1)	(70.9)	(76.0)
Tax provision	(45.4)	(52.3)	(82.6)	(89.0)
Minority interests	(0.1)	(0.1)	(0.2)	(0.2)
Equity in results of affiliates	4.6	3.4	8.5	6.6
Net earnings	$100.0	$105.9	$183.8	$187.1

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

($ in millions)	As of June 29, 2008	As of December 31, 2007
Total Assets
Metal beverage packaging, Americas & Asia	$1,587.1	$1,400.8
Metal beverage packaging, Europe	2,835.7	2,369.3
Metal food & household products packaging, Americas	1,126.6	1,141.7
Plastic packaging, Americas	559.8	568.8
Aerospace & technologies	273.6	278.7
Segment assets	6,382.8	5,759.3
Corporate assets, net of eliminations	197.8	261.3
Total assets	$6,580.6	$6,020.6

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.	Business Consolidation and Other Costs

Business Consolidation Costs

2008

Metal Beverage Packaging, Americas & Asia

On April 23, 2008, the company announced plans to close a U.S. metal beverage packaging plant in Kent, Washington. The plant has two 12-ounce aluminum beverage can manufacturing lines that produce approximately 1.1 billion cans annually. We plan to redeploy those lines elsewhere in Ball's worldwide beverage can system to generate higher returns on those assets. A pretax charge of $10.6 million ($6.4 million after tax) was recorded in the second quarter results, including $9.1 million for employee severance, pension and other employee benefit costs, and $1.5 million primarily related to the write down to net realizable value of certain fixed assets and related spare parts and tooling inventory. The plant is expected to be shut down during the third quarter of 2008, and all costs, excluding pension costs of $5.2 million, are expected to be incurred or paid during the balance of 2008 and during 2009.

Also in the second quarter, a gain of $7.2 million ($4.4 million after tax) was recorded for the recovery of previously expensed pension, employee severance and other benefit closure obligation costs no longer required. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of a multi-year project. Cash payments of $1.4 million were made in the first six months of 2008 against the remaining reserves related to the U.S. beverage can end modernization project. The remaining reserves are expected to be utilized in 2008 and 2009 as the multi-year U.S. end modernization project is completed.

Plastic Packaging, Americas

On June 26, 2008, the company announced plans to close a plastic packaging plant in Brampton, Ontario. The plant manufactures polypropylene bottles for foods and was acquired in 2006 with the company’s acquisition of certain North American plastic bottle container assets of Alcan Packaging. The closed operations will be consolidated into the company’s other plastic packaging manufacturing facilities in North America. A charge of approximately $6 million will be incurred related to the closed operations, of which $4.3 million ($3.8 million after tax) was recorded in the second quarter, with the remaining closure costs to be recorded in the second half of 2008. The second quarter charge included $1.5 million for severance costs and $2.8 million for the write down of fixed assets to net realizable value. The plant is expected to be shut down during the third quarter of 2008, and all reserves are expected to be utilized during the balance of 2008 and during 2009.

2007

Metal Food & Household Products Packaging, Americas

In October 2007 Ball announced plans to close aerosol and general line can manufacturing facilities in Commerce, California, and Tallapoosa, Georgia, and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. A pretax charge of $41.9 million ($25.4 million after tax) was recorded in the fourth quarter in connection with the closure of the aerosol plants, including $10.7 million for severance costs, $23 million for the write down of fixed assets to net realizable value, $2.4 million for excess inventory and $5.8 million for other associated costs. Cash payments of $0.9 million were made in the first six months of 2008 against the reserves. The remaining reserves are expected to be utilized during the balance of 2008 and during 2009. The carrying value of fixed assets remaining for sale in connection with the plant closures was $6.7 million at June 29, 2008.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.	Business Consolidation and Other Costs (continued)

Plastic Packaging, Americas

In the fourth quarter of 2007, Ball recorded a pretax charge of $0.4 million ($0.2 million after tax) for severance costs related to the termination of approximately 50 employees in response to lost sales. These severance amounts are being paid during 2008 and 2009.

2006

Metal Food & Household Products Packaging, Americas

In October 2006 the company announced plans to close two manufacturing facilities in North America as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in that year of U.S. Can. The fourth quarter included a pretax charge of $33.6 million ($27.4 million after tax) related to the Burlington, Ontario, plant closure, of which $24.6 million related to employee severance and pension costs. The closure of the Alliance, Ohio, plant, which was estimated to cost approximately $1 million for employee and other items, was treated as an opening balance sheet item related to the acquisition. Operations have ceased at both plants and payments of $1.8 million were made in the first six months of 2008 against the reserves. The remaining reserves are expected to be utilized or paid during the balance of 2008 and the first quarter of 2009. The carrying value of fixed assets remaining for sale in connection with these business consolidation activities was $12.9 million at June 29, 2008.

Summary

The following table summarizes the 2008 year-to-date activity related to the amounts provided for business consolidation activities:

($ in millions)	Fixed Assets/ Spare Parts	Employee Costs	Other	Total

Balance at December 31, 2007	$7.4	$16.5	$5.6	$29.5
Charges to earnings, net	4.3	2.9	0.5	7.7
Payments	–	(3.3)	(0.8)	(4.1)
Asset dispositions and other	(1.0)	0.6	(0.6)	(1.0)
Balance at June 29, 2008	$10.7	$16.7	$4.7	$32.1

Other Costs

Corporate

A pretax charge of $3.8 million ($2.3 million after tax) was recorded in the second quarter for estimated costs related to previously closed and sold facilities.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

7.	Receivables

	June 29,	December 31,
($ in millions)	2008	2007

Trade accounts receivable, net	$748.9	$505.4
Other receivables	90.1	77.3
	$839.0	$582.7

Trade accounts receivable are shown net of an allowance for doubtful accounts of $15.4 million at June 29, 2008, and $13.2 million at December 31, 2007.  Other receivables primarily include non-income tax receivables, such as property tax, sales tax and certain vendor rebate receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $250 million at June 29, 2008, and $170 million at December 31, 2007, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

8.	Inventories

($ in millions)	June 29, 2008	December 31, 2007

Raw materials and supplies	$419.4	$433.6
Work in process and finished goods	673.4	564.5
	$1,092.8	$998.1

9.	Property, Plant and Equipment

($ in millions)	June 29, 2008	December 31, 2007

Land	$96.3	$92.2
Buildings	851.4	820.1
Machinery and equipment	3,036.6	2,914.2
Construction in progress	194.5	154.7
	4,178.8	3,981.2
Accumulated depreciation	(2,162.8)	(2,040.0)
	$2,016.0	$1,941.2

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $71.5 million and $141.7 million for the three months and six months ended June 29, 2008, respectively, and $65.5 million and $126.7 million for the three months and six months ended July 1, 2007, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2007	$310.1	$1,084.6	$354.3	$114.1	$1,863.1
Effects of foreign currency exchange rates	–	88.5	−	–	88.5
Balance at June 29, 2008	$310.1	$1,173.1	$354.3	$114.1	$1,951.6

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

11.	Intangibles and Other Assets

($ in millions)	June 29, 2008	December 31, 2007

Investments in affiliates	$81.6	$77.6
Intangibles (net of accumulated amortization of $106.6 at June 29, 2008, and $92.9 at December 31, 2007)	114.9	121.9
Company-owned life insurance	92.7	88.9
Noncurrent derivative asset	80.9	–
Other	77.5	85.0
	$447.6	$373.4

Total amortization expense of intangible assets amounted to $4.7 million and $9.1 million for the three months and six months ended June 29, 2008, respectively, and $4.4 million and $8.2 million for the comparable periods in 2007, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.	Debt and Interest Costs

Long-term debt consisted of the following:

	June 29, 2008			December 31, 2007
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $2.4 in 2008 and $2.7 in 2007)		$509.0	$509.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.7 in 2008 and $0.8 in 2007)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	80.8	161.1	₤	82.9	164.7
Term B Loan, euro denominated		€332.5	525.0		€341.3	498.2
Term C Loan, Canadian dollar denominated	C$	125.2	123.9	C$	126.8	127.6
Term D Loan, U.S. dollar denominated		$475.0	475.0		$487.5	487.5
U.S. dollar multi-currency revolver borrowings		$273.0	273.0		$–	–
British sterling multi-currency revolver borrowings	₤	4.3	8.5	₤	2.1	4.2
Industrial Development Revenue Bonds
Floating rates due through 2015		$13.0	13.0		$13.0	13.0
Other	Various		14.2	Various		13.7
			2,552.7			2,308.9
Less: Current portion of long-term debt			(137.4)			(127.1)
			$2,415.3			$2,181.8

At June 29, 2008, approximately $430 million was available under the multi-currency revolving credit facilities, which provide for up to $750 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $350 million at June 29, 2008, of which $189.7 million was outstanding and due on demand.

The notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. The notes payable also contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20 contains unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

The company was in compliance with all loan agreements at June 29, 2008, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations

($ in millions)	June 29, 2008	December 31, 2007

Total defined benefit pension liability	$431.0	$406.2
Less current portion	(27.9)	(25.7)
Long-term defined benefit pension liability	403.1	380.5
Retiree medical and other postemployment benefits	181.1	193.3
Deferred compensation plans	183.7	185.4
Other	22.8	39.8
	$790.7	$799.0

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	June 29, 2008			July 1, 2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.8	$2.4	$13.2	$10.3	$2.1	$12.4
Interest cost	12.7	8.7	21.4	11.8	7.5	19.3
Expected return on plan assets	(16.0)	(4.7)	(20.7)	(13.6)	(4.5)	(18.1)
Amortization of prior service cost	0.3	(0.2)	0.1	0.3	(0.1)	0.2
Recognized net actuarial loss	2.5	0.9	3.4	3.4	1.1	4.5
Subtotal	10.3	7.1	17.4	12.2	6.1	18.3
Non-company sponsored plans	0.4	–	0.4	0.3	–	0.3
Net periodic benefit cost	$10.7	$7.1	$17.8	$12.5	$6.1	$18.6

	Six Months Ended
	June 29, 2008			July 1, 2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$21.5	$4.7	$26.2	$20.4	$4.3	$24.7
Interest cost	25.4	17.3	42.7	23.5	14.8	38.3
Expected return on plan assets	(32.0)	(9.5)	(41.5)	(27.2)	(8.9)	(36.1)
Amortization of prior service cost	0.6	(0.3)	0.3	0.4	(0.2)	0.2
Recognized net actuarial loss	5.1	1.9	7.0	6.8	2.3	9.1
Subtotal	20.6	14.1	34.7	23.9	12.3	36.2
Non-company sponsored plans	0.7	–	0.7	0.6	0.1	0.7
Net periodic benefit cost	$21.3	$14.1	$35.4	$24.5	$12.4	$36.9

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $21 million in the first six months of 2008 ($26.8 million in 2007). The total required contributions to these funded plans are expected to be approximately $47 million in 2008. Payments to participants in the unfunded German plans were €8.9 million ($13.7 million) in the first six months of 2008 and are expected to be approximately €18 million (approximately $28 million) for the full year.

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

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (net of tax)	Effective Financial Derivatives(a) (net of tax)	Accumulated Other Comprehensive Earnings

December 31, 2007	$221.8	$(104.0)	$(10.9)	$106.9
Change	95.5	4.0	55.1	154.6
June 29, 2008	$317.3	$(100.0)	$44.2	$261.5

(a)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended		Six Months Ended
($ in millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net earnings	$100.0	$105.9	$183.8	$187.1
Foreign currency translation adjustment	9.2	9.0	95.5	16.8
Pension and other postretirement items	2.0	2.8	4.0	5.5
Effect of derivative instruments	13.9	8.7	55.1	12.8
Comprehensive earnings	$125.1	$126.4	$338.4	$222.2

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.     Shareholders’ Equity and Comprehensive Earnings (continued)

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the six months ended June 29, 2008, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	4,747,005	$32.06	1,664,980	$10.88
Granted	879,000	50.11	879,000	12.82
Vested			(552,595)	10.80
Exercised	(234,495)	22.46
Canceled/forfeited	(38,200)	44.20	(38,200)	10.66
End of period	5,353,310	35.36	1,953,185	11.78

Vested and exercisable, end of period	3,400,125	27.82
Reserved for future grants	3,652,418

The options granted in April 2008 included 384,995 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at June 29, 2008, was 6.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $65.9 million. The weighted average remaining contractual term for options vested and exercisable at June 29, 2008, was 4.9 years and the aggregate intrinsic value was $67.5 million. The company received $4.4 million from options exercised during the three months ended June 29, 2008. The intrinsic value associated with these exercises was $5.6 million, and the associated tax benefit of $2 million was reported as other financing activities in the condensed consolidated statement of cash flows. During the six months ended June 29, 2008, the company received $5.3 million from options exercised. The intrinsic value associated with exercises for that period was $6.8 million and the associated tax benefit reported as other financing activities was $2.4 million.

Based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in April 2008 have an estimated weighted average fair value at the date of grant of $12.82 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

Expected dividend yield	0.80%
Expected stock price volatility	24.48%
Risk-free interest rate	2.99%
Expected life of options	5.25 years
Forfeiture rate	12.00%

In addition to stock options, the company may issue to officers and certain employees restricted shares and restricted stock units, which vest over various periods. Other than the performance-contingent grants discussed below, such restricted shares and restricted stock units generally vest in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.      Shareholders’ Equity and Comprehensive Earnings (continued)

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier in stages if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Grants under the plan are accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date.

In April 2008 and 2007, the company’s board of directors granted 246,650 and 170,000 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period and 33-month performance period, respectively, is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the second quarter 2008 for either grant.

For the three and six months ended June 29, 2008, the company recognized pretax expense of $5.8 million ($3.5 million after tax) and $10 million ($6 million after tax), respectively, for share-based compensation arrangements, which represented $0.04 per basic and diluted share for the second quarter and $0.06 per basic and diluted share for the first six months. For the three and six months ended July 1, 2007, the company recognized pretax expense of $5.2 million ($3.1 million after tax) and $8.4 million ($5.1 million after tax) for such arrangements, which represented $0.03 per basic and diluted share and $0.05 per basic and diluted share, respectively, for those periods. At June 29, 2008, there was $47.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.7 years.

Stock Repurchase Agreements

Through the second quarter of 2008, we repurchased $181.2 million of our common stock, net of issuances, including a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Net share repurchases through the second quarter also included the preliminary settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.      Earnings Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts; shares in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Diluted Earnings per Share:
Net earnings	$100.0	$105.9	$183.8	$187.1

Weighted average common shares	96,911	101,542	97,055	101,826
Effect of dilutive securities	1,548	1,623	1,410	1,548
Weighted average shares applicable to diluted earnings per share	98,459	103,165	98,465	103,374

Diluted earnings per share	$1.02	$1.03	$1.87	$1.81

Information needed to compute basic earnings per share is provided in the condensed consolidated statements of earnings.

The following outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Three Months Ended		Six Months Ended
Option Price:	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

$ 43.69	−	−	−	867,025
$ 49.32	833,368	949,200	912,629	949,200
$ 50.11	830,245	−	879,000	−
	1,663,613	949,200	1,791,629	1,816,225

16.	Fair Value of Financial Instruments

Ball adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities measured on a recurring basis. As discussed in Note 2, SFAS No. 157 establishes a framework for measuring value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, it permits a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient. SFAS No. 157 requires that the fair value of a liability include the nonperformance risk (including an entity’s credit risk and other risks such as settlement risk) related to the liability being measured.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.	Fair Value of Financial Instruments (continued)

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

The following table summarizes by level within the fair value hierarchy the company’s financial assets and liabilities and nonfinancial assets and liabilities accounted for at fair value on a recurring basis as of June 29, 2008. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

($ in millions)	Level 1	Level 2	Total

Assets:
Current commodity derivatives (a)	$–	$69.5	$69.5
Noncurrent commodity derivatives (b)	–	66.9	66.9
Scrap metal program (c)	–	31.9	31.9
Other assets (b)	–	14.0	14.0
Total assets	$–	$182.3	$182.3

Liabilities:
Current commodity derivatives (d)	$–	$56.3	$56.3
Noncurrent commodity derivatives (e)	–	35.5	35.5
Deferred compensation liabilities (f)	113.3	70.4	183.7
Other liabilities	–	4.4	4.4
Total	$113.3	$166.6	$279.9

(a)	Amounts are included in the consolidated balance sheet within deferred taxes and other current assets.
(b)	Amounts are included in the consolidated balance sheet within intangibles and others assets, net.
(c)	Amounts are included in the consolidated balance sheet within receivables, net.
(d)	Amounts are included in the consolidated balance sheet within other current liabilities.
(e)	Amounts are included in the consolidated balance sheet within deferred taxes and other liabilities.
(f)	See Note 13.

The company has not identified any Level 3 items at June 29, 2008. The fair value of the company’s pension assets will be evaluated under SFAS No. 157 as of December 31, 2008, as part of the year-end valuation of the company’s pension benefit obligations.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.	Fair Value of Financial Instruments (continued)

The company uses closing spot and forward market prices as published by the London Metal Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company additionally evaluates counterparty creditworthiness to determine if any adjustment to fair value is needed, and since the company’s financial derivatives are traded in highly liquid markets, no illiquidity reserve is taken against the determined fair value.

For the six months ended June 29, 2008, the company recorded a net pretax loss of $2.2 million for the changes in the fair value of its derivative instruments, the majority of which is expected to reverse in future periods.

As permitted, the company’s long-term debt is not carried in the company’s financial statements at fair value. The fair value of the long-term debt was estimated at $2.5 billion as of June 29, 2008, as compared to its carrying value of $2.6 billion. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on cash flows.

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

Several tax and other matters have come to the attention of the company related to its wholly owned Argentina subsidiary in the metal food and household products packaging, Americas, segment. All matters relate to periods prior to the acquisition of the Argentine business as part of the acquisition of U.S. Can in March 2006. To the extent the matters are settled unfavorably, the company plans to seek recovery from the former shareholders of U.S. Can.

Our information at this time does not indicate that the matters identified above will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

From time to time, the company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material adverse effect on the company’s consolidated results of operations, financial position or cash flows.  Additionally, See Note 19, “Subsequent Event.”

19.	Subsequent Event

Subsequent to our second quarter 2008 earnings release, we became aware that a major steel supplier failed to honor certain contractual commitments to supply tinplate steel for the production of aerosol containers by our food and household container business. While we are attempting to mitigate the effects of this event, we have notified our affected North American aerosol customers that our ability to supply certain containers to them may be severely constrained over the next several weeks. We have formally notified the steel supplier that we intend to take action to recover from them any losses, liabilities and expenses which may be incurred. We will continue to evaluate these matters and will provide further information as appropriate.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. Our wholly owned subsidiary, Ball Aerospace & Technologies Corp. (BATC), supplies aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships generally mitigate these risks. We are also subject to exposure from the rising costs of raw materials, as well as other inputs into our direct costs, although our contracts and long-term relationships help us to recover these costs in the majority of those circumstances.

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

While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion. Our announced expansion plans include the construction of a beverage can manufacturing plant in India, and a new plant in Poland, to meet the rapidly growing demand for beverage cans there and in central and eastern Europe. To better position the company in the European market, the capacity from the fire-damaged Hassloch, Germany, plant was replaced with a mix of steel beverage can manufacturing capacity in the Hassloch plant and aluminum beverage can manufacturing capacity in the company’s Hermsdorf, Germany, plant. All three lines were in commercial production by the end of the second quarter of 2007. We are also considering additional can and end manufacturing capacity in Europe and in the PRC. Additionally, we recently announced a new one-line metal beverage can plant in our Brazil joint venture and are adding further can capacity in the existing Brazilian can plant. These Brazilian expansion efforts will be owned by Ball’s unconsolidated 50-percent owned joint venture, Latapack-Ball Embalagens, Ltda., with the financing anticipated to be funded by cash flows from operations and incurrence of debt by the joint venture.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers. As part of this focus, we installed a new 24-ounce beverage can production line in our Monticello, Indiana, facility, which is expected to become operational during the third quarter of 2008.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately 67 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, while the remainder are fixed price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could adversely affect segment performance.

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

Metal Beverage Packaging, Americas and Asia

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Puerto Rico and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. This segment accounted for 40 percent of consolidated net sales in the second quarter of 2008 (43 percent in 2007) and 40 percent in the first six months (42 percent in 2007). Sales in the second quarter and first six months of 2008 were lower than in 2007 as higher sales prices in 2008, primarily due to rising aluminum prices, were more than offset by a decrease in North American volumes of over 6 percent for the second quarter and 5 percent for the first six months of 2008. The decrease in North American sales volumes was due in part to lower unit volume sales to carbonated soft drink customers, lower convenience store sales and a decision in 2007 to not match a competitive offer for certain beer unit volumes. This was somewhat offset by double-digit sales volume increases in the PRC for the second quarter and first six months of 2008, respectively. Lower sales volumes in North America were caused in part by the loss of certain 12-ounce beer can business in Canada which the company chose not to continue to supply.

Segment earnings of $74 million in the second quarter of 2008 were 17 percent lower than the second quarter 2007 earnings of $89.1 million while earnings of $148 million in the first six months of 2008 were 23 percent lower than the prior year earnings of $191 million for the same period. Contributing to the higher earnings in 2007 were raw material inventory gains of approximately $52 million realized through the first six months of 2007, which did not recur in 2008. Earnings in the second quarter and first six months of 2008 were negatively impacted by lower North American sales volumes, which were partially offset by the increased sales volumes in the PRC. Charges were incurred in the second quarter of 2008 related to the segment’s business consolidation activities with a net cost of $3.4 million (see comments below), further reducing earnings for the first six months of 2008. Positive cost impacts from the new end technology projects and other cost savings measures partially offset the prior year, non-recurring inventory gain, the unfavorable net sales volume decrease and the second quarter consolidation charges.

The company announced in the second quarter of 2008 that by the end of 2008 it would close a metal beverage packaging plant in Kent, Washington, and recorded a pretax charge of $10.6 million ($6.4 million after tax). The closure is expected to result in annual, fixed-cost savings of approximately $16 million beginning in 2010. Also in the second quarter, a gain of $7.2 million ($4.4 million after tax) was recorded for the recovery of previously expensed pension, employee severance and other benefit closure obligation costs no longer required. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of a multi-year project. Additional details regarding business consolidation activities are available in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

We continue to focus efforts on the custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes (such as resealability) for new products and product line extensions.

Metal Beverage Packaging, Europe

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Europe and sold there as well as in Africa and India. This segment accounted for 27 percent of consolidated net sales in the second quarter of 2008 (24 percent in 2007) and 26 percent in the first six months (22 percent in 2007). Segment sales in the second quarter and first six months of 2008 as compared to the same periods in the prior year were 18 and 21 percent higher, respectively, due largely to approximately 7 and 9 percent higher volumes, consistent with overall market growth; higher sales prices in both periods; and foreign currency sales gains of 16 and 15 percent on the strength of the euro. In both periods, these positive impacts were offset by certain small unfavorable changes. Higher segment sales volumes were aided by the growth in Europe of custom can volumes, including the successful introduction of the Ball sleek can into Italy. The slow return of the metal beverage can to the German market, following the mandatory deposit legislation previously reported on, is being offset by stronger demand outside Germany.

Segment earnings were $77.2 million in the second quarter of 2008 and $125.2 million in the first six months compared to $86.1 million and $122.9 million for the same periods in 2007, respectively. Earnings in the second quarter of 2008 were positively impacted by an increase in net margins of $5 million due to the combined impact of increased sales volumes and price recovery initiatives that exceeded the negative impact from product mix, as well as approximately $10 million related to a stronger euro. These improvements were offset by $6 million of higher other costs. Earnings in the first six months of 2008 were positively impacted by $25 million due to the combined impact of increased sales volumes and price recovery initiatives that exceeded the negative impact from product mix, as well as approximately $17 million related to a stronger euro. These improvements were offset by $11 million of higher other costs. Approximately, €12.8 million ($17.2 million) and €21.1 million ($28.1 million) were recognized in cost of sales during the second quarter and first six months of 2007, respectively, for insurance recoveries related to business interruption costs as a result of an April 2006 fire in one of the company’s German plants.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The segment includes the manufacture and sale of metal cans used for food packaging, aerosol cans, paint cans and decorative specialty cans.

Segment sales were approximately 14 percent of consolidated net sales in the second quarter of 2008 (14 percent in 2007) and 14 percent in the first six months (15 percent in 2007). Sales in the second quarter of 2008 were relatively flat in comparison to sales in the second quarter of 2007, while sales in the first six months of 2008 were 3 percent lower than in the first six months of 2007. The decrease experienced during the first six months of 2008 was the result of an approximately 10 percent decrease in sales volumes due to lower preseason shipments to seasonal customers and decisions by management to discontinue unprofitable business, resulting in the announced closure of our Commerce, California, and Tallapoosa, Georgia, facilities, partially offset by higher selling prices.

Segment earnings were $14.3 million in the second quarter of 2008 compared to $11.1 million in the second quarter of 2007, and $29.1 million in the first six months of 2008 compared to $10.9 million in 2007. The improved performance in the second quarter and the first six months of 2008 were primarily related to improved pricing and better manufacturing performance offset by the negative impact of 7 and 10 percent lower sales volumes for the quarter and six months, respectively.

The company announced in the fourth quarter of 2007 that by the end of 2008 it would close metal food and household products packaging plants in Commerce, California, and Tallapoosa, Georgia, and redeploy certain of those assets to other food and household facilities, including Oakdale, California, and Chestnut Hill, Tennessee. When completed during 2008, the actions are expected to yield annualized pretax cost savings in excess of $15 million and improve the aerosol plant utilization rate to more than 85 percent from about 70 percent. Additional details regarding business consolidation activities are available in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Subsequent Event

Subsequent to our second quarter 2008 earnings release, we became aware that a major steel supplier failed to honor certain contractual commitments to supply tinplate steel for the production of aerosol containers by our food and household container business. While we are attempting to mitigate the effects of this event, we have notified our affected North American aerosol customers that our ability to supply certain containers to them may be severely constrained over the next several weeks. We have formally notified the steel supplier that we intend to take action to recover from them any losses, liabilities and expenses which may be incurred. We will continue to evaluate these matters and will provide further information as appropriate.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada, which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications.

Segment sales accounted for 10 percent of consolidated net sales in the second quarter of 2008 (10 percent in 2007) and 10 percent in the first six months of 2008 (10 percent in 2007). Raw material cost increases passed through accounted for $16 million of the net sales increase for the second quarter of 2008 offset by approximately 5 percent volume loss compared to the same period last year. For the first six months of 2008, raw material cost increases passed through accounted for $36 million of the net sales increase offset by approximately 5 percent volume loss compared to the same period last year. The volume loss included a decrease in carbonated soft drink and water bottle sales due in part to lower convenience store sales, which was partially offset by higher sales in specialty business markets (e.g., custom hot-fill, alcohol, food and juice drinks) and a decrease in preform sales due in part to the bankruptcy filing of a preform customer.

Segment earnings of $1.4 million in the second quarter of 2008 and $6.2 million in the first six months were lower than prior year earnings of $7.1 million and $9.4 million for the same periods primarily due to the previously mentioned volume losses, a $4.3 million restructuring charge related to the closing of a Canadian plant and a $1.8 million charge due to the customer bankruptcy filing in the second quarter of 2008.

In view of the substandard PET margins, we continue to focus our efforts on price and margin recovery initiatives, as well as PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets. In the polypropylene plastic container arena, development efforts are primarily focused on custom packaging markets.

The company announced in the second quarter of 2008 the closure of a plastic packaging manufacturing plant in Brampton, Ontario, which employs 90 people. The Brampton operations will be consolidated into the company’s other plastic packaging manufacturing facilities in North America and will result in a charge of approximately $6 million, of which $4.3 million ($3.8 million after tax) was recorded in the second quarter, with the remaining closure costs to be recorded in the second half of 2008. The closure is expected to result in annual, fixed-cost savings of approximately $4 million beginning in 2009. Additional details regarding business consolidation activities are available in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Aerospace and Technologies

Aerospace and technologies segment sales, which represented 9 percent of consolidated net sales in the second quarter of 2008 (9 percent in 2007) and 10 percent in the first six months (11 percent in 2007), were nearly equal to sales in the second quarter of 2007 and 8 percent lower in the first six months. The reduction noted during the first six months of 2008 was the result of a combination of large programs nearing completion and program terminations and delays due to government funding constraints. The reductions were partially offset by new program starts and increased scope on previously awarded contracts.

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

Segment earnings were $22.7 million in the second quarter of 2008 compared to $15.6 million in 2007 and $44.7 million in the first six months, which included the gain on BSG, compared to $35.2 million in 2007. Excluding the gain on sale, earnings were higher in the second quarter and first six months of 2008 than in 2007 as a result of improved margins on contracts due to better program execution, improved contract mix and risk retirement on several fixed price programs, as well as a reserve release of $1.3 million in the second quarter due to the reduced exposure for estimated unallowable expenses.

Contracted backlog in the aerospace and technologies segment at June 29, 2008, was $654 million compared to a backlog of $774 million at December 31, 2007.

Additional Segment Information

For additional information on our segment operations, see the Business Segment Information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $78.5 million in the second quarter of 2008 compared to $87.3 million for the same period in 2007 and $160.1 million in the first six months of 2008 compared to $169.5 million in the first six months of 2007. The decreases in SG&A expenses for the second quarter and first six months of 2008 were due to lower research and development costs in our Aerospace segment; death benefit insurance proceeds of $3 million; reduced incentive and deferred compensation stock plan costs of approximately $5 million and $8 million, respectively, and other miscellaneous net cost reductions. In the first six months, an increase in bad debt expense of $2 million offset these changes.

Interest and Taxes

Consolidated interest expense was $34.7 million for the second quarter of 2008 compared to $38.1 million in the same period of 2007 and $70.9 million for the first six months of 2008 compared to $76 million for the same period in 2007. The reduced expense in 2008 was primarily due to lower interest rates.

The effective income tax rate was approximately 32 percent for the first six months of 2008 compared to 33 percent for the same period in 2007. The rate in 2008 was favorably impacted by the earnings mix increasing in lower taxed jurisdictions, including Germany and the United Kingdom, which had enacted rate reductions effective January 1, 2008, and April 1, 2008, respectively. This was somewhat offset by a decrease in U.S. foreign tax credit utilization and the U.S. research and development credit expiring at the end of 2007.

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

Cash flows used in operations were $69.6 million in the first six months of 2008 compared to cash flows provided by operations of $251.1 million in the first six months of 2007. The reduction in 2008 was primarily due to the approximately $70 million payment in January of a legal settlement to a customer, as well as an increase in working capital.

Based on information currently available, we estimate 2008 capital spending to be approximately $330 million compared to 2007 capital spending of $259.9 million (net of $48.6 million in insurance recoveries). Approximately 75 percent of the total capital spending will be in the metal beverage can segments and more than 50 percent of the total spending will be for new top-line growth projects. The 2008 capital spending projection includes the effects of foreign currency exchange rates as many of our capital projects will occur in Europe.

Interest-bearing debt increased to $2,742.4 million at June 29, 2008, compared to $2,358.6 million at December 31, 2007, primarily due to seasonal working capital needs, higher common stock repurchases and a higher euro exchange rate. We intend to continue to allocate our operating cash flow in the balance of 2008 to capital spending programs, common stock repurchases and dividends. Our stock repurchase program, net of issuances, is expected to be in the range of $300 million in 2008 compared to $211.3 million in 2007. Through the first six months of 2008, we repurchased $181.2 million of our common stock, net of issuances, including a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Ball’s net share repurchases through the second quarter of 2008 also included the preliminary settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

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

At June 29, 2008, approximately $430 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $350 million at the end of the second quarter, of which $189.7 million was outstanding.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $250 million at June 29, 2008, and $170 million at December 31, 2007, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

The company was in compliance with all loan agreements at June 29, 2008, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreements are available in Notes 12 and 7, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum ingot primarily by entering into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects substantially all of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow and fair value hedges of commodity price risk where there is not a pass-through arrangement in the sales contract.

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2008 and in 2007, we were able to pass through to our customers the majority of steel cost increases. While we cannot predict what steel cost increases might occur when we negotiate 2009 contracts, we still anticipate at this time that we will be able to pass through the majority of the steel price increases that occur over the next twelve months.

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

The company had aluminum contracts hedging its aluminum exposure with notional amounts of approximately $1 billion at both June 29, 2008, and December 31, 2007. The aluminum contracts include cash flow and fair value hedges that offset sales contracts of various terms and lengths, as well as other derivative instruments for which the company elects mark-to-market accounting. Cash flow and fair value hedges related to forecasted transactions and firm commitments expire within the next four years. Included in shareholders’ equity at June 29, 2008, within accumulated other comprehensive earnings, is a net after-tax gain of $38 million associated with these contracts, of which a net gain of $19 million is expected to be recognized in the consolidated statement of earnings during the next twelve months. The net gain on these derivative contracts will be passed through to customers by lower revenue from sales contracts. Additional details about the company’s unsettled commodity derivative contracts are available in Note 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $8 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $9 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials.  Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $7 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 29, 2008, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At June 29, 2008, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million paying fixed rates expiring within the next three years. Ball Packaging Europe additionally has forward rate agreements expiring in less than three months with notional amounts of €324 million and ₤79 million. An approximate $6 million net after-tax gain associated with these contracts is included in accumulated other comprehensive earnings at June 29, 2008, of which $2 million is expected to be recognized in the consolidated statement of earnings during the next twelve months. At June 29, 2008, the company had outstanding interest rate collars in the U.S. totaling $150 million. The value of these contracts in accumulated other comprehensive earnings at June 29, 2008, was a loss of approximately $0.2 million. Approximately $1 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings at June 29, 2008. The amount recognized in 2008 earnings related to terminated hedges was insignificant.

We also use European inflation option contracts to limit the impacts from spikes in inflation against certain multi-year contracts. At June 29, 2008, the company had inflation options in Europe with notional amounts of €115 million. The company uses mark-to-market accounting for these options, and the fair value at June 29, 2008, was €3 million. The contracts expire within the next five years.

Based on our interest rate exposure at June 29, 2008, assumed floating rate debt levels throughout the next twelve months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $9 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars. Such contracts outstanding at June 29, 2008, expire within four years, and the amounts included in accumulated other comprehensive earnings related to these contracts were not significant.

Considering the company’s derivative financial instruments outstanding at June 29, 2008, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $25 million after-tax reduction in net earnings over a one-year period. This amount includes the $9 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $112 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Share Repurchases

On December 3, 2007, Ball entered into a forward repurchase agreement for the purchase of 675,000 shares of its common stock. This agreement was settled for $31 million on January 7, 2008, and the shares were delivered that day. On December 12, 2007, we also entered into an accelerated share repurchase agreement for approximately $100 million. The agreement provided for the delivery of 2,038,657 shares, which represented 90 percent of the total estimated shares to ultimately be delivered. The $100 million was paid on January 7, 2008, at the time the shares were delivered. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares. Through the second quarter of 2008, inclusive of these agreements, we repurchased $181.2 million of our common stock, net of issuances.

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of the German mandatory deposit or other restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; the current global credit situation; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended June 29, 2008.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended June 29, 2008.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

March 31 to April 27, 2008	–		–	–	11,989,126
April 28 to May 25, 2008	525,000		$54.28	525,000	11,464,126
May 26 to June 29, 2008	700,234		$52.53	700,234	10,763,892
Total	1,225,234	(a)	$53.28	1,225,234

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 29, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The company held the Annual Meeting of Shareholders on April 23, 2008. Matters voted upon by proxy, and the results of the votes, were as follows:

	For	Against/ Withheld	Abstained/ Broker Non-Vote

Election of directors for terms expiring in 2009:
Robert W. Alspaugh	87,866,147	1,991,741	–
Election of directors for terms expiring in 2011:
George M. Smart	60,949,705	28,908,183	–
Theodore M. Solso	60,696,236	29,161,652	–
Stuart A. Taylor II	60,710,303	29,147,585	–

Action upon shareholder proposal to declassify Board of Directors	53,443,182	28,857,113	7,557,593
Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2008	84,866,954	4,179,129	811,804

In addition to the four directors elected at the most recent Annual Meeting of Shareholders on April 23, 2008, the following directors have terms expiring in 2009:  R. David Hoover and Jan Nicholson.  The following directors have terms expiring in 2010:  Hanno C. Fiedler, John F. Lehman, Georgia R. Nelson and Erik H. Van der Kaay.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the quarter ended June 29, 2008.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	August 5, 2008

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
June 29, 2008

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