Form 10-Q
period 2008-09-28
BALL CORP
filed 2008-11-05
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008

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
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2008
Common Stock, without par value	94,589,820 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 28, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net sales	$2,008.2	$1,992.1	$5,828.7	$5,719.1
Legal settlement (Note 5)	−	(85.6)	−	(85.6)
Total net sales	2,008.2	1,906.5	5,828.7	5,633.5

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,679.9	1,659.5	4,856.1	4,736.4
Depreciation and amortization (Notes 9 and 11)	73.9	71.8	224.7	206.7
Selling, general and administrative	67.5	84.3	227.6	253.8
Business consolidation and other costs (Note 6)	9.1	−	20.6	−
Gain on sale of subsidiary (Note 4)	−	−	(7.1)	−
	1,830.4	1,815.6	5,321.9	5,196.9

Earnings before interest and taxes	177.8	90.9	506.8	436.6

Interest expense	(33.1)	(36.2)	(104.0)	(112.2)

Earnings before taxes	144.7	54.7	402.8	324.4
Tax provision	(45.8)	3.1	(128.4)	(85.9)
Minority interests	(0.1)	(0.1)	(0.3)	(0.3)
Equity in results of affiliates	3.1	3.2	11.6	9.8

Net earnings	$101.9	$60.9	$285.7	$248.0

Earnings per share (Note 15):
Basic	$1.07	$0.60	$2.96	$2.44
Diluted	$1.05	$0.59	$2.92	$2.40

Weighted average shares outstanding (000s) (Note 15):
Basic	95,368	101,422	96,491	101,691
Diluted	96,604	102,997	97,796	103,372

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	September 28, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$113.9	$151.6
Receivables, net (Note 7)	773.8	582.7
Inventories, net (Note 8)	1,000.9	998.1
Deferred taxes and other current assets	128.2	110.5
Total current assets	2,016.8	1,842.9

Property, plant and equipment, net (Note 9)	1,934.5	1,941.2
Goodwill (Note 10)	1,864.2	1,863.1
Intangibles and other assets, net (Note 11)	396.2	373.4
Total Assets	$6,211.7	$6,020.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt (Note 12)	$221.5	$176.8
Accounts payable	702.9	763.6
Accrued employee costs	224.3	238.0
Income taxes payable and current deferred taxes	18.7	15.7
Other current liabilities	197.3	319.0
Total current liabilities	1,364.7	1,513.1

Long-term debt (Note 12)	2,438.0	2,181.8
Employee benefit obligations (Note 13)	749.8	799.0
Deferred taxes and other liabilities	251.1	183.1
Total liabilities	4,803.6	4,677.0

Contingencies (Note 17)
Minority interests	1.5	1.1

Shareholders’ equity (Note 14)
Common stock (160,908,149 shares issued – 2008; 160,678,695 shares issued – 2007)	782.8	760.3
Retained earnings	2,022.0	1,765.0
Accumulated other comprehensive earnings	125.8	106.9
Treasury stock, at cost (65,971,800 shares – 2008; 60,454,245 shares – 2007)	(1,524.0)	(1,289.7)
Total shareholders’ equity	1,406.6	1,342.5
Total Liabilities and Shareholders’ Equity	$6,211.7	$6,020.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Nine Months Ended
($ in millions)	September 28, 2008	September 30, 2007
Cash Flows from Operating Activities
Net earnings	$285.7	$248.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	224.7	206.7
Business consolidation and other costs (Note 6)	20.6	−
Gain on sale of subsidiary (Note 4)	(7.1)	−
Legal settlement (Note 5)	(70.3)	85.6
Deferred taxes	5.5	(7.7)
Other, net	18.6	27.1
Changes in working capital components, excluding effects of acquisitions and dispositions	(339.3)	(154.5)
Cash provided by operating activities	138.4	405.2

Cash Flows from Investing Activities
Additions to property, plant and equipment	(230.8)	(222.9)
Proceeds from sale of subsidiary, net of cash sold (Note 4)	8.7	−
Property insurance proceeds	−	48.6
Other, net	9.8	(5.4)
Cash used in investing activities	(212.3)	(179.7)

Cash Flows from Financing Activities
Long-term borrowings	459.4	301.3
Repayments of long-term borrowings	(186.7)	(316.0)
Change in short-term borrowings	43.4	(106.9)
Proceeds from issuances of common stock	22.1	38.0
Acquisitions of treasury stock	(279.6)	(193.1)
Common dividends	(28.3)	(30.4)
Other, net	3.5	8.3
Cash provided by (used in) financing activities	33.8	(298.8)

Effect of exchange rate changes on cash	2.4	1.2

Change in cash and cash equivalents	(37.7)	(72.1)
Cash and cash equivalents - beginning of period	151.6	151.5
Cash and cash equivalents - end of period	$113.9	$79.4

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 (annual report).

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

Recently Adopted Accounting Standards

Effective January 1, 2008, Ball adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” and has identified its implications as a critical accounting policy. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. At this time the January 1, 2008, adoption covers only financial assets and liabilities and those nonfinancial assets and liabilities already disclosed at fair value in the financial statements on a recurring basis but, subject to a deferral, will be expanded to all other nonfinancial assets and liabilities as of January 1, 2009. The company is in the process of evaluating what impact applying SFAS No. 157 to all other nonfinancial assets and liabilities will have on its consolidated financial statements but does not anticipate any material impact at this time. Details regarding the adoption of SFAS No. 157 and its effects on the company’s unaudited condensed consolidated financial statements are available in Note 16, “Fair Value of Financial Instruments.”

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

In March 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” SFAS No. 161 is intended to enhance the current disclosure requirements in SFAS No. 133. It requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, as well as information about credit-risk-related contingent features. It also requires a company to disclose the fair values of derivative instruments and their gains and losses in a tabular format to make more transparent the location in a company’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. The company also will be required to cross-reference within the footnotes to help users of financial statements locate information about derivative instruments. SFAS No. 161 is effective for Ball beginning on January 1, 2009, and is currently under evaluation by the company.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces the original SFAS No. 141 issued in June 2001. The new standard retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values on the acquisition date, which replaces SFAS No. 141’s cost-allocation method of value recognition. SFAS No. 141 (revised 2007) also requires the costs incurred to complete the acquisition and related restructuring costs to be recognized separately from the business combination. The new standard will be effective for Ball on a prospective basis beginning on January 1, 2009.

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines in five reportable segments. Due to first quarter 2008 management reporting changes, Ball’s operations in the People’s Republic of China (PRC) are now included in the metal beverage packaging, Americas and Asia, segment (previously included with the company’s European operations). The results for the quarter and nine months ended September 30, 2007, and our financial position at December 31, 2007, have been retrospectively adjusted to conform to the current year presentation.

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

Plastic packaging, Americas:  Consists of operations in the U.S. and Canada (through most of the third quarter of 2008), which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging. This segment also includes the manufacture and sale of plastic containers used for industrial and household products.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

Summary of Business by Segment	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net Sales
Metal beverage packaging, Americas & Asia	$767.0	$797.0	$2,304.8	$2,369.9
Legal settlement (Note 5)	−	(85.6)	−	(85.6)
Total metal beverage packaging, Americas & Asia	767.0	711.4	2,304.8	2,284.3
Metal beverage packaging, Europe	511.3	454.2	1,487.9	1,259.7
Metal food & household products packaging, Americas	365.0	349.5	912.0	912.3
Plastic packaging, Americas	184.1	195.0	574.0	580.3
Aerospace & technologies	180.8	196.4	550.0	596.9
Net sales	$2,008.2	$1,906.5	$5,828.7	$5,633.5

Net Earnings
Metal beverage packaging, Americas & Asia	$77.0	$71.2	$228.4	$262.2
Business consolidation costs (Note 6)	(0.6)	−	(4.0)	−
Legal settlement (Note 5)	−	(85.6)	−	(85.6)
Total metal beverage packaging, Americas & Asia	76.4	(14.4)	224.4	176.6

Metal beverage packaging, Europe	76.7	74.8	201.9	197.7

Metal food & household products packaging, Americas	15.8	14.5	44.9	25.4
Business consolidation costs (Note 6)	(4.5)	−	(4.5)	−
Total metal food & household products packaging, Americas	11.3	14.5	40.4	25.4

Plastic packaging, Americas	5.3	7.7	15.8	17.1
Business consolidation costs (Note 6)	(4.0)	−	(8.3)	−
Total plastic packaging, Americas	1.3	7.7	7.5	17.1

Aerospace & technologies	18.4	18.3	56.0	53.5
Gain on sale of subsidiary (Note 4)	−	−	7.1	−
Total aerospace & technologies	18.4	18.3	63.1	53.5
Segment earnings before interest and taxes	184.1	100.9	537.3	470.3
Undistributed corporate expenses, net	(6.3)	(10.0)	(26.7)	(33.7)
Business consolidation and other costs (Note 6)	−	−	(3.8)	−
Total undistributed corporate expenses, net	(6.3)	(10.0)	(30.5)	(33.7)
Earnings before interest and taxes	177.8	90.9	506.8	436.6
Interest expense	(33.1)	(36.2)	(104.0)	(112.2)
Tax provision	(45.8)	3.1	(128.4)	(85.9)
Minority interests	(0.1)	(0.1)	(0.3)	(0.3)
Equity in results of affiliates	3.1	3.2	11.6	9.8
Net earnings	$101.9	$60.9	$285.7	$248.0

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

($ in millions)	As of September 28, 2008	As of December 31, 2007
Total Assets
Metal beverage packaging, Americas & Asia	$1,574.5	$1,400.8
Metal beverage packaging, Europe	2,512.4	2,369.3
Metal food & household products packaging, Americas	1,079.5	1,141.7
Plastic packaging, Americas	547.7	568.8
Aerospace & technologies	275.4	278.7
Segment assets	5,989.5	5,759.3
Corporate assets, net of eliminations	222.2	261.3
Total assets	$6,211.7	$6,020.6

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

On February 15, 2008, Ball Aerospace & Technologies Corp. completed the sale of its shares in an Australian subsidiary for approximately $10.5 million, including $1.8 million of cash sold. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million ($4.4 million after tax).

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

Business Consolidation Costs

2008

Metal Beverage Packaging, Americas & Asia

On April 23, 2008, the company announced plans to close a U.S. metal beverage packaging plant in Kent, Washington. The plant had two 12-ounce aluminum beverage can manufacturing lines that produced approximately 1.1 billion cans annually. A pretax charge of $0.6 million ($0.4 million after tax) was recorded in the third quarter in addition to the pretax charge of $10.6 million ($6.4 million after tax) recorded in the second quarter results related to the closed operations. The charges recorded in 2008 include $9.2 million for employee severance, pension and other employee benefit costs and $2 million primarily related to accelerated depreciation and the write down to net realizable value of certain fixed assets and related spare parts and tooling inventory. Cash payments of $1.9 million were made in the third quarter against the reserves. The plant was shut down during the third quarter of 2008, and all costs, excluding pension costs of $5.2 million, are expected to be incurred or paid during the balance of 2008 and during 2009.

In the second quarter, a gain of $7.2 million ($4.4 million after tax) was recorded for the recovery of previously expensed pension, employee severance and other benefit closure obligation costs no longer required. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of a multi-year project. Cash payments of $1.5 million were made in the first nine months of 2008 against the remaining reserves related to the U.S. beverage can end modernization project. The remaining reserves are expected to be utilized in 2008 and 2009 as the multi-year U.S. end modernization project is completed.

Metal Food & Household Products Packaging, Americas

In the third quarter, the company recorded a pretax charge of $4.5 million ($2.8 million after tax) for previously announced closed facilities. The charge included $4.2 million related to lease cancellation costs for the Commerce, California, facility and $0.3 million for additional environmental cleanup costs related to the sale of the Burlington, Ontario, facility. Cash payments of $0.2 million were made during the third quarter against the reserves and the remaining reserves are expected to be utilized during the balance of 2008 and during 2009.

Plastic Packaging, Americas

In the second quarter, the company announced plans to close a plastic packaging plant in Brampton, Ontario. The plant manufactured polypropylene bottles for foods and was acquired in 2006 with the company’s acquisition of certain North American plastic bottle container assets of Alcan Packaging. The closed operations will be consolidated into the company’s other plastic packaging manufacturing facilities in North America. A charge of $4 million (before and after tax) was recorded during the third quarter in addition to the pretax charge of $4.3 million ($3.8 million after tax) recorded in the second quarter results related to the closed operations. The charges recorded in 2008 included $1.9 million for severance costs, $2.5 million for lease cancellation costs related to the property and $3.9 million for accelerated depreciation and the write down of fixed assets to net realizable value. Cash payments of $0.5 million were made in the first nine months of 2008 against the reserves. The plant was shut down during the third quarter of 2008, and all reserves are expected to be utilized during the balance of 2008 and during 2009.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.	Business Consolidation and Other Costs (continued)

2007

Metal Food & Household Products Packaging, Americas

In October 2007 the company announced plans to close aerosol and general line can manufacturing facilities in Commerce, California, and Tallapoosa, Georgia, and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. A pretax charge of $41.9 million ($25.4 million after tax) was recorded in the fourth quarter in connection with the closure of the aerosol plants, including $10.7 million for severance costs, $23 million for the write down of fixed assets to net realizable value, $2.4 million for excess inventory and $5.8 million for other associated costs. Cash payments of $2.9 million were made in the first nine months of 2008 against the reserves. The remaining reserves are expected to be utilized during the balance of 2008 and during 2009. The carrying value of fixed assets remaining for sale in connection with the plant closures was $5.4 million at September 28, 2008.

2006

Metal Food & Household Products Packaging, Americas

In October 2006 the company announced plans to close the Burlington, Ontario, and Alliance, Ohio, plants as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in that year of U.S. Can. Operations have ceased at both plants, and payments of $1.8 million were made in the first nine months of 2008 against the reserves. The Burlington facility was sold in the third quarter of 2008, and the remaining reserves related to employee costs are expected to be paid during the balance of 2008 and the first quarter of 2009.

Summary

The following table summarizes the 2008 year-to-date activity related to the amounts provided for business consolidation activities:

($ in millions)	Fixed Assets/ Spare Parts	Employee Costs	Other	Total

Balance at December 31, 2007	$7.4	$16.5	$5.6	$29.5
Charges to earnings, net	5.4	3.9	7.5	16.8
Payments	–	(6.4)	(2.4)	(8.8)
Asset dispositions and other	(7.6)	(0.7)	0.7	(7.6)
Balance at September 28, 2008	$5.2	$13.3	$11.4	$29.9

Other Costs

2008

Corporate

In the second quarter, a pretax charge of $3.8 million ($2.3 million after tax) was recorded for estimated costs related to previously closed and sold facilities.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

7.	Receivables

	September 28,	December 31,
($ in millions)	2008	2007

Trade accounts receivable, net	$688.5	$505.4
Other receivables	85.3	77.3
	$773.8	$582.7

Trade accounts receivable are shown net of an allowance for doubtful accounts of $14.2 million at September 28, 2008, and $13.2 million at December 31, 2007. Other receivables primarily include non-income tax receivables, such as property tax, sales tax and certain vendor rebate receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $240 million at September 28, 2008, and $170 million at December 31, 2007, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

8.	Inventories

($ in millions)	September 28, 2008	December 31, 2007

Raw materials and supplies	$413.1	$433.6
Work in process and finished goods	587.8	564.5
	$1,000.9	$998.1

9.	Property, Plant and Equipment

($ in millions)	September 28, 2008	December 31, 2007

Land	$90.5	$92.2
Buildings	823.1	820.1
Machinery and equipment	3,028.3	2,914.2
Construction in progress	184.2	154.7
	4,126.1	3,981.2
Accumulated depreciation	(2,191.6)	(2,040.0)
	$1,934.5	$1,941.2

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $69.5 million and $211.2 million for the three months and nine months ended September 28, 2008, respectively, and $67.4 million and $194.1 million for the three months and nine months ended September 30, 2007, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2007	$310.1	$1,084.6	$354.3	$114.1	$1,863.1
Effects of foreign currency exchange rates	–	1.1	−	–	1.1
Balance at September 28, 2008	$310.1	$1,085.7	$354.3	$114.1	$1,864.2

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

11.	Intangibles and Other Assets

($ in millions)	September 28, 2008	December 31, 2007

Investments in affiliates	$81.9	$77.6
Intangibles (net of accumulated amortization of $106.1 at September 28, 2008, and $92.9 at December 31, 2007)	109.0	121.9
Company-owned life insurance	86.1	88.9
Noncurrent derivative asset	52.8	–
Other	66.4	85.0
	$396.2	$373.4

Total amortization expense of intangible assets amounted to $4.4 million and $13.5 million for the three months and nine months ended September 28, 2008, respectively, and $4.4 million and $12.6 million for the comparable periods in 2007, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.	Debt and Interest Costs

Long-term debt consisted of the following:

	September 28, 2008			December 31, 2007
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $2.3 in 2008 and $2.7 in 2007)		$509.0	$509.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.7 in 2008 and $0.8 in 2007)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	78.6	144.8	₤	82.9	164.7
Term B Loan, euro denominated		€323.8	473.1		€341.3	498.2
Term C Loan, Canadian dollar denominated	C$	123.6	119.7	C$	126.8	127.6
Term D Loan, U.S. dollar denominated		$462.5	462.5		$487.5	487.5
U.S. dollar multi-currency revolver borrowings		$372.4	372.4		$–	–
British sterling multi-currency revolver borrowings	₤	6.4	11.7	₤	2.1	4.2
Industrial Development Revenue Bonds
Floating rates due through 2015		$13.0	13.0		$13.0	13.0
Other	Various		10.6	Various		13.7
			2,566.8			2,308.9
Less: Current portion of long-term debt			(128.8)			(127.1)
			$2,438.0			$2,181.8

At September 28, 2008, approximately $327 million was available under the multi-currency revolving credit facilities, which provide for up to $735 million in U.S. dollar equivalents. The company also had short-term uncommitted credit facilities of up to $336 million at September 28, 2008, of which $92.7 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at September 28, 2008, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations

($ in millions)	September 28, 2008	December 31, 2007

Total defined benefit pension liability	$386.2	$406.2
Less current portion	(26.0)	(25.7)
Long-term defined benefit pension liability	360.2	380.5
Retiree medical and other postemployment benefits	180.7	193.3
Deferred compensation plans	184.2	185.4
Other	24.7	39.8
	$749.8	$799.0

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	September 28, 2008			September 30, 2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.7	$2.3	$13.0	$10.3	$2.3	$12.6
Interest cost	12.7	8.5	21.2	11.8	7.7	19.5
Expected return on plan assets	(15.9)	(4.6)	(20.5)	(13.7)	(4.7)	(18.4)
Employee contributions	–	(0.7)	(0.7)	–	–	–
Amortization of prior service cost	0.2	(0.1)	0.1	0.3	(0.2)	0.1
Recognized net actuarial loss	2.6	0.9	3.5	3.3	1.3	4.6
Subtotal	10.3	6.3	16.6	12.0	6.4	18.4
Non-company sponsored plans	0.3	–	0.3	0.3	–	0.3
Net periodic benefit cost	$10.6	$6.3	$16.9	$12.3	$6.4	$18.7

	Nine Months Ended
	September 28, 2008			September 30, 2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$32.2	$7.0	$39.2	$30.7	$6.6	$37.3
Interest cost	38.1	25.8	63.9	35.3	22.5	57.8
Expected return on plan assets	(47.9)	(14.1)	(62.0)	(40.9)	(13.6)	(54.5)
Employee contributions	–	(0.7)	(0.7)	–	–	–
Amortization of prior service cost	0.8	(0.4)	0.4	0.7	(0.4)	0.3
Recognized net actuarial loss	7.7	2.8	10.5	10.1	3.6	13.7
Subtotal	30.9	20.4	51.3	35.9	18.7	54.6
Non-company sponsored plans	1.0	–	1.0	0.9	0.1	1.0
Net periodic benefit cost	$31.9	$20.4	$52.3	$36.8	$18.8	$55.6

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Employee Benefit Obligations (continued)

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $43.5 million in the first nine months of 2008 ($58.9 million in 2007). The total contributions to these funded plans are expected to be approximately $46 million in 2008. Payments to participants in the unfunded German plans were €13.2 million ($20.1 million) in the first nine months of 2008 and are expected to be approximately €18 million (approximately $27 million) for the full year.

14.	Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings include the cumulative effect of foreign currency translation, pension and other postretirement items and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (net of tax)	Effective Financial Derivatives(a) (net of tax)	Accumulated Other Comprehensive Earnings

December 31, 2007	$221.8	$(104.0)	$(10.9)	$106.9
Change	6.8	6.1	6.0	18.9
September 28, 2008	$228.6	$(97.9)	$(4.9)	$125.8

(a)	Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of the company’s use of derivative financial instruments.

Comprehensive Earnings

	Three Months Ended		Nine Months Ended
($ in millions)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net earnings	$101.9	$60.9	$285.7	$248.0
Foreign currency translation adjustment	(88.7)	39.4	6.8	56.2
Pension and other postretirement items	2.1	1.5	6.1	7.0
Effect of derivative instruments	(49.1)	(14.4)	6.0	(1.6)
Comprehensive earnings	$(33.8)	$87.4	$304.6	$309.6

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the nine months ended September 28, 2008, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	4,747,005	$32.06	1,664,980	$10.88
Granted	879,000	50.11	879,000	12.82
Vested			(552,595)	10.80
Exercised	(323,045)	20.06
Canceled/forfeited	(58,763)	45.35	(58,763)	10.97
End of period	5,244,197	35.68	1,932,622	11.78

Vested and exercisable, end of period	3,311,575	28.20
Reserved for future grants	3,663,698

The options granted in April 2008 included 384,995 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at September 28, 2008, was 6.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $37.1 million. The weighted average remaining contractual term for options vested and exercisable at September 28, 2008, was 4.8 years and the aggregate intrinsic value was $48.2 million. The company received $1.2 million from options exercised during the three months ended September 28, 2008. The intrinsic value associated with these exercises was $2.7 million, and the associated tax benefit of $1.1 million was reported as other financing activities in the condensed consolidated statement of cash flows. During the nine months ended September 28, 2008, the company received $6.5 million from options exercised. The intrinsic value associated with exercises for that period was $9.5 million and the associated tax benefit reported as other financing activities was $3.5 million.

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

In April 2008 and 2007, the company’s board of directors granted 246,650 and 170,000 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period and 33-month performance period, respectively, is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the third quarter 2008 for either grant.

For the three and nine months ended September 28, 2008, the company recognized in selling, general and administrative expenses pretax expense of $5.3 million ($3.2 million after tax) and $15.3 million ($9.2 million after tax), respectively, for share-based compensation arrangements, which represented $0.03 per both basic and diluted share for the third quarter and $0.10 per basic share and $0.09 per diluted share for the first nine months. For the three and nine months ended September 30, 2007, the company recognized pretax expense of $4 million ($2.4 million after tax) and $12.3 million ($7.5 million after tax) for such arrangements, which represented $0.02 per basic and diluted share and $0.07 per basic and diluted share, respectively, for those periods. At September 28, 2008, there was $42.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

Stock Repurchase Agreements

Through the third quarter of 2008, we repurchased $257.5 million of our common stock, net of issuances, including a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Net share repurchases through the third quarter also included the settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Earnings Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts; shares in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Diluted Earnings per Share:
Net earnings	$101.9	$60.9	$285.7	$248.0

Weighted average common shares	95,368	101,422	96,491	101,691
Effect of dilutive securities	1,236	1,575	1,305	1,681
Weighted average shares applicable to diluted earnings per share	96,604	102,997	97,796	103,372

Diluted earnings per share	$1.05	$0.59	$2.92	$2.40

Information needed to compute basic earnings per share is provided in the condensed consolidated statements of earnings.

The following outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Three Months Ended		Nine Months Ended
Option Price:	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

$ 43.69	355,050	−	−	89,250
$ 49.32	906,779	944,600	906,779	944,600
$ 50.11	871,600	−	871,600	−
	2,133,429	944,600	1,778,379	1,033,850

16.	Fair Value of Financial Instruments

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

The following table summarizes by level within the fair value hierarchy the company’s financial assets and liabilities and nonfinancial assets and liabilities accounted for at fair value on a recurring basis as of September 28, 2008. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

($ in millions)	Level 1	Level 2	Total

Assets:
Current commodity derivatives (a)	$–	$27.6	$27.6
Noncurrent commodity derivatives (b)	–	48.0	48.0
Scrap metal program (c)	–	32.2	32.2
Other assets (b)	–	9.4	9.4
Total assets	$–	$117.2	$117.2

Liabilities:
Current commodity derivatives (d)	$–	$43.4	$43.4
Noncurrent commodity derivatives (e)	–	49.3	49.3
Deferred compensation liabilities (f)	116.5	67.7	184.2
Other liabilities	–	2.3	2.3
Total	$116.5	$162.7	$279.2

(a)	Amounts are included in the consolidated balance sheet within deferred taxes and other current assets.
(b)	Amounts are included in the consolidated balance sheet within intangibles and other assets, net.
(c)	Amounts are included in the consolidated balance sheet within receivables, net.
(d)	Amounts are included in the consolidated balance sheet within other current liabilities.
(e)	Amounts are included in the consolidated balance sheet within deferred taxes and other liabilities.
(f)	See Note 13.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.	Fair Value of Financial Instruments (continued)

The company uses closing spot and forward market prices as published by the London Metal Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company additionally evaluates counterparty creditworthiness to determine if any adjustment to fair value is needed. The company has not identified any Level 3 items at September 28, 2008.

For the nine months ended September 28, 2008, the company recorded a net pretax gain of $5.6 million for the changes in the fair value of its derivative instruments.

As permitted, the company’s long-term debt is not carried in the company’s financial statements at fair value. The fair value of the long-term debt was estimated at $2.5 billion as of September 28, 2008, as compared to its carrying value of $2.6 billion. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on cash flows.

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

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Foreign tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreement, or under the applicable tranche. The company is not in default under the above notes or credit facilities.

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

19.	Subsequent Event

On October 30, 2008, the company announced the closure of two North American metal beverage can plants. A plant in Kansas City, Missouri, which primarily manufactures specialty beverage cans, will be closed by the end of the first quarter of 2009 with manufacturing volumes absorbed by other North American beverage can plants. A plant in Puerto Rico, which manufactures 12-ounce beverage cans, will be closed by the end of the year. A pre-tax charge of approximately $52 million ($32 million after tax) will be recorded to reflect these plant closings of which approximately $45 million is expected to be recorded in the fourth quarter of 2008 with the remainder recorded in the first quarter of 2009. The charges include approximately $19 million for employee severance, pension and other employment benefit costs and approximately $33 million primarily related to accelerated depreciation and the write down to net realizable value of certain fixed assets and related spare parts and inventory.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world.  Ball Aerospace & Technologies Corp. (BATC) supplies aerospace and other technologies and services to governmental and commercial customers.

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

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products and expanding volume. Over the past two years, we have closed certain packaging facilities in support of our ongoing objective of matching our supply with market demand. In 2009 we expect to complete the project to upgrade and streamline our North American beverage can end manufacturing capabilities, a project that in 2007 began to generate productivity gains and cost reductions in the metal beverage packaging, Americas and Asia, segment. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our worldwide system.

While the U.S. and Canadian beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow. We are capitalizing on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion. Our current expansion plans include the construction of a new plant in Poland, to meet the growing demand for beverage cans there and in central and eastern Europe. We are also considering additional can and end manufacturing capacity in Europe and in the PRC. Additionally, we recently announced a new one-line metal beverage can plant in our Brazil joint venture and are adding further can capacity in the existing Brazilian can plant. These Brazilian expansion efforts will be owned by Ball’s unconsolidated 50-percent owned joint venture, Latapack-Ball Embalagens, Ltda., with the financing anticipated to be funded by cash flows from operations and incurrence of debt by the joint venture. We are delaying construction of our planned can plant in India due to current economic conditions in that country.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers. As part of this focus, we installed a new aluminum bottle line, as well as a 24-ounce beverage can production line in our Monticello, Indiana, facility, both of which became operational during the third quarter of 2008.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations. We attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance. We expect that the delay of certain program awards will have an unfavorable impact on this segment in 2009, and we are taking steps to adjust our resources accordingly.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, while the remainder are fixed-price contracts. We include time and material contracts in the fixed price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could adversely affect segment performance.

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

This segment accounted for 38 percent of consolidated net sales in the third quarter of 2008 (38 percent in 2007 including the impact from the $85.6 million legal settlement with Miller Brewing Company discussed below) and 40 percent in the first nine months (41 percent in 2007 including the impact from the legal settlement). Excluding the effect of the legal settlement, sales in the third quarter and first nine months of 2008 were 4 percent and 3 percent lower, respectively, than the same periods in 2007, primarily a result of 2008 decreases in North American volumes for both periods of approximately 6 percent. The decrease in North American sales volumes was due in part to lower unit volume sales to carbonated soft drink customers and a decision to discontinue sales of certain beer unit volumes, which did not provide sufficient profitability. This decrease was somewhat offset by sales volume increases in the PRC of 20 percent for the third quarter and 15 percent for the first nine months of 2008, respectively.

During the second quarter of 2007, Miller Brewing Company (Miller), a U.S. customer, asserted various claims, primarily related to the pricing of the aluminum component of supplied containers, and on October 4, 2007, the dispute was settled in mediation. Miller received $85.6 million ($51.8 million after tax) on settlement of the dispute and Ball retained all of Miller’s beverage can and end supply through 2015. Miller received a one-time payment of approximately $70 million in January 2008 with the remainder of the settlement to be recovered over the life of the supply contract through 2015. Segment sales and earnings in 2007 were reduced by the $85.6 million charge. Additional details regarding the legal settlement are available in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. On July 1, 2008, Miller’s business was combined with the U.S. business of Coors Brewing Company, which we also supply, to form MillerCoors, LLC.

Segment earnings were $76.4 million in the third quarter of 2008 compared to a loss in the third quarter of 2007 of $14.4 million (earnings of $71.2 million excluding the legal settlement). Earnings were $224.4 million in the first nine months of 2008 as compared to earnings in the first nine months of 2007 of $176.6 million (earnings of $262.2 million excluding the legal settlement). Excluding the $85.6 million settlement and business consolidation charges, the earnings in 2007 exceeded 2008 by 13 percent primarily due to raw material inventory gains of approximately $52 million realized through the first nine months of 2007, which did not recur in 2008. Earnings in the third quarter and first nine months of 2008 were negatively impacted by lower North American sales volumes, which were partially offset by the increased sales volumes in the PRC. Net pretax charges of $3.4 million and $0.6 million were incurred in the second and third quarters of 2008, respectively, related to the segment’s business consolidation activities (see comments below), further reducing earnings for the first nine months of 2008. Positive cost impacts from the new end technology project and other cost optimization measures partially offset the prior year non-recurring inventory gain, the unfavorable net sales volume decrease and the business consolidation charges.

The company announced in the second quarter of 2008 that by the end of 2008 it would close a metal beverage packaging plant in Kent, Washington, and recorded a pretax charge of $11.2 million ($10.6 million in the second quarter and $0.6 million in the third quarter). The closure has now been completed and is expected to result in fixed cost savings of approximately $11 million in 2009 and annual, fixed-cost savings of approximately $16 million beginning in 2010. Also in the second quarter of 2008, a gain of $7.2 million was recorded for the recovery of previously expensed pension, employee severance and other benefit closure obligation costs no longer required. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of our multi-year project. Additional details regarding business consolidation activities are available in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

We continue to focus efforts on the custom beverage can business, which includes cans of different shapes, diameters and fill volumes and cans with added functional attributes (such as resealability) for new products and product line extensions.

Subsequent Event

On October 30, 2008, the company announced the closure of two North American metal beverage can plants. A plant in Kansas City, Missouri, which primarily manufactures specialty beverage cans, will be closed by the end of the first quarter 2009 with manufacturing volumes absorbed by other North American beverage can plants. A plant in Puerto Rico, which manufactures 12-ounce beverage cans, will be closed by the end of the year. A pre-tax charge of approximately $52 million ($32 million) will be recorded to reflect these plant closings, of which approximately $45 million is expected to be recorded in the fourth quarter of 2008 with the remainder recorded in the first quarter of 2009. The charges include approximately $19 million for employee severance, pension and other employment benefit costs and approximately $33 million primarily related to accelerated depreciation and the write down to net realizable value of certain fixed assets and related spare parts and inventory. Cost reductions associated with these plant closings are expected to exceed $30 million in 2009 and be $9 million cash positive upon final disposition of the assets.

Metal Beverage Packaging, Europe

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Europe. This segment accounted for 26 percent of consolidated net sales in the third quarter of 2008 (24 percent in 2007) and 25 percent in the first nine months (22 percent in 2007). Segment sales in the third quarter and first nine months of 2008 as compared to the same periods in the prior year were 13 percent and 18 percent higher, respectively, due largely to approximately 5 and 8 percent higher volumes, respectively, consistent with overall market growth; higher sales prices in both periods; and foreign currency sales gains of 10 and 13 percent on the strength of the euro. In both periods, these positive impacts were offset by certain small unfavorable changes. Higher segment sales volumes were aided by the growth in Europe of specialty can volumes, including the successful introduction of the Ball sleek can into Italy. The slow return of the metal beverage can to the German market, following the mandatory deposit legislation previously reported on, is being offset by stronger demand outside Germany.

Segment earnings were $76.7 million in the third quarter of 2008 and $201.9 million in the first nine months compared to $74.8 million and $197.7 million for the same periods in 2007, respectively. Earnings in the third quarter of 2008 were positively impacted by an increase in net margins of $10 million due to the combined impact of increased sales volumes and price recovery initiatives that exceeded the negative impact from product mix, as well as approximately $7 million related to a stronger euro. These improvements were offset by $8 million of higher other costs including a negative impact from the conversion of the pound sterling to the euro. Earnings in the first nine months of 2008 were positively impacted by $35 million due to the combined impact of increased sales volumes and price recovery initiatives that exceeded the negative impact from product mix, as well as approximately $24 million related to a stronger euro. These improvements were offset by $19 million of higher other costs including a negative impact from the conversion of the pound sterling to the euro. Approximately €5.1 million ($7 million) and €26.2 million ($35.1 million) of reductions in cost of sales were recognized during the third quarter and first nine months of 2007, respectively, for insurance recoveries related to business interruption costs as a result of an April 2006 fire in one of the company’s German plants.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The segment includes the manufacture and sale of metal cans used for food packaging, aerosol cans, paint cans and decorative specialty cans.

Segment sales were approximately 18 percent of consolidated net sales in the third quarter of 2008 (18 percent in 2007) and 16 percent in the first nine months (16 percent in 2007). Sales in the third quarter increased 4 percent over the same period in 2007 and remained relatively flat for the first nine months of 2008 in comparison to sales in the first nine months of 2007. The increase in sales in the third quarter of 2008 was due to higher selling prices, while volumes remained flat period over period. The consistent sales in the first nine months of 2008 compared to the first nine months of 2007 were the result of higher prices offset by an approximate 6 percent decrease in sales volumes in the first nine months of 2008 due to decisions by management to discontinue low margin business, resulting in the announced closure of our Commerce, California, and Tallapoosa, Georgia, facilities.

Segment earnings were $11.3 million in the third quarter of 2008 compared to $14.5 million in the third quarter of 2007 and $40.4 million in the first nine months of 2008 compared to $25.4 million in 2007. The decrease in earnings in the third quarter of 2008 was due primarily to a charge of $4.5 million related to business consolidation activities (see comments below) predominantly for the closure of a plant in Commerce, California, during the quarter, which was offset by improved pricing and better manufacturing performance. The improved performance in the first nine months of 2008 was primarily related to improved pricing and better manufacturing performance offset by the negative impact of 6 percent lower sales volumes and the charge associated with the closure of the plant in Commerce, California.

The company announced in the fourth quarter of 2007 that by the end of 2008 it would close metal food and household products packaging plants in Commerce, California, and Tallapoosa, Georgia, and redeploy certain of those assets to other food and household facilities, including Oakdale, California, and Chestnut Hill, Tennessee. When completed, the actions are expected to yield annualized pretax cost savings in excess of $15 million and improve the aerosol plant utilization rate to more than 85 percent from about 70 percent. Additional details regarding business consolidation activities are available in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

As reported in our second quarter Form 10-Q, during the third quarter our aerosol business experienced a tinplate supply issue due to a major supplier’s failure to deliver committed metal. While this matter affected a limited, seasonal part of our product mix, it caused a supply disruption with some of our customers that resulted in lost sales and profitability in the quarter. We have made every effort to fulfill our customers’ requests and minimize the impact on our customer base. We are now receiving the necessary tinplate to produce products for our customers. Future raw material supply arrangements are scheduled, and we are working through the remaining production issues caused by the steel shortage.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada (through most of the third quarter of 2008), which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications. Manufacturing operations ceased in Canada during the third quarter of 2008 with the closure of the Brampton, Ontario, plant.

Segment sales accounted for 9 percent of consolidated net sales in the third quarter of 2008 (10 percent in 2007) and 10 percent in the first nine months of 2008 (10 percent in 2007). Raw material cost increases passed through to customers accounted for approximately $13 million of net sales for the third quarter of 2008 offset by approximately 13 percent volume loss compared to the same period last year. For the first nine months of 2008, raw material cost increases passed through to customers accounted for approximately $49 million of net sales offset by an 8 percent volume loss compared to the same period last year. The volume loss included decreases in carbonated soft drink and water bottle sales due, in part, to lower convenience store sales by our customers, which were partially offset by higher sales in specialty business markets (e.g., custom hot-fill, alcohol, food and juice drinks) and a decrease in preform sales due in part to the bankruptcy filing of a preform customer.

Segment earnings of $1.3 million in the third quarter of 2008 and $7.5 million in the first nine months were lower than prior year earnings of $7.7 million and $17.1 million for the same periods primarily due to the previously mentioned volume losses, $4 million in restructuring charges for the third quarter of 2008 and $8.3 million for the first nine months of 2008 related to the closing of the Brampton, Ontario, plant (see comments below) and a $1.8 million charge due to a customer bankruptcy filing during the second quarter of 2008.

The company announced in the second quarter of 2008 the closure of a plastic packaging manufacturing plant in Brampton, Ontario, which employs 90 people. The Brampton operations will be consolidated into the company’s other plastic packaging manufacturing facilities in the United States and are expected to result in annual, fixed-cost savings of approximately $4 million beginning in 2009. Additional details regarding business consolidation activities are available in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

In view of the substandard PET margins, we continue to focus our efforts on price and margin recovery initiatives, as well as PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets. In the polypropylene plastic container arena, development efforts are primarily focused on custom packaging markets.

Aerospace and Technologies

Aerospace and technologies segment sales, which represented 9 percent of consolidated net sales in the third quarter of 2008 (10 percent in 2007) and 9 percent in the first nine months (11 percent in 2007), were 8 percent lower in both the third quarter and first nine months of 2008. The reductions noted during the third quarter and first nine months of 2008 were the result of a combination of large programs nearing completion, program terminations, delays in program awards and government funding constraints. The reductions were partially offset by new program starts and increased scope on previously awarded contracts.

On February 15, 2008, BATC completed the sale of its shares in an Australian subsidiary for approximately $10.5 million, including cash sold of $1.8 million. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million ($4.4 million after tax).

Segment earnings were $18.4 million in the third quarter of 2008 compared to $18.3 million in 2007 and $63.1 million in the first nine months, which included the gain on BSG, compared to $53.5 million in 2007. Earnings were slightly higher in the third quarter and in the first nine months of 2008, excluding the gain on the sale of BSG, than in 2007 as a result of improved margins on contracts due to better program execution, improved contract mix and risk retirement on several fixed price programs, as well as a reserve release of $1.3 million in the second quarter due to the reduced exposure for estimated unallowable expenses.

Contracted backlog in the aerospace and technologies segment at September 28, 2008, was $672 million compared to a backlog of $774 million at December 31, 2007.

Additional Segment Information

For additional information on our segment operations, see the Business Segment Information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $67.5 million in the third quarter of 2008 compared to $84.3 million for the same period in 2007 and $227.6 million in the first nine months of 2008 compared to $253.8 million in the first nine months of 2007. The decreases in SG&A expenses for the third quarter and first nine months of 2008 were due to lower general and administrative costs in the aerospace and technologies segment of approximately $7 million and $4 million, respectively; reduced incentive and deferred compensation stock plan costs of approximately $6 million and $13 million, respectively; favorable mark-to-market adjustments of derivatives by approximately $3 million and $2 million, respectively, and other miscellaneous net cost reductions. In the first nine months, lower research and development costs of $10 million in our aerospace and technologies segment and mortality gains of $3 million were partially offset by an increase in bad debt expense of $2 million.

Interest and Taxes

Consolidated interest expense was $33.1 million for the third quarter of 2008 compared to $36.2 million in the same period of 2007 and $104 million for the first nine months of 2008 compared to $112.2 million for the same period in 2007. The reduced expense in 2008 was primarily due to lower interest rates.

The effective income tax rate was 32 percent for the first nine months of 2008 compared to 26.5 percent for the same period in 2007. The lower tax rate in 2007 was primarily the result of a tax benefit recorded at the marginal rate on the legal settlement of a customer claim and net tax benefit adjustments of $17.2 million recorded in the third quarter of 2007, as compared to $4.5 million in 2008. The $17.2 million third quarter net reduction in the tax provision was primarily a result of enacted income tax rate reductions in Germany and the United Kingdom and a tax loss related to the company’s Canadian operations, which were offset by an increase in the tax provision in the third quarter of 2007 to adjust for the final settlement negotiations concluded with the Internal Revenue Service (IRS) related to a company-owned life insurance plan. Without the above tax benefit adjustments in the third quarter of 2008 and 2007, the effective tax rate for 2008 would be higher than 2007 due to a decrease in U.S. tax credits and minimal tax benefit from the Canadian plant closure due to a lack of ability to use the net operating losses.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. We expect in excess of half a billion dollars of available funds under committed multi-currency revolving credit facilities by December 31, 2008. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, the current global credit and financial crisis or any of the other factors described in Item 1A, “Risk Factors,” of this report and within the company’s annual report.

Our financial and derivative instruments and commodity positions discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report are subject to collateral posting arrangements in certain circumstances. Counterparties may also be required to post collateral with us. Subsequent to September 28, 2008, we posted $29.1 million in collateral with our counterparties and received $32.2 million of collateral from our counterparties. We do not expect our collateral posting arrangements to have a material adverse effect on the company’s consolidated results of operations, financial position or cash flows.

Cash flows provided by operations were $138.4 million in the first nine months of 2008 compared to $405.2 million in the first nine months of 2007. The reduction in 2008 as compared to 2007 was primarily due to the payment of approximately $70 million in January of a legal settlement to a customer and an increase in working capital driven by significant increases in accounts receivable as customers build inventory and their payments are timed for the last day of the calendar month subsequent to our quarter end. This reduction was partially offset by increases in net earnings, depreciation and business consolidation costs during the year.

Based on information currently available, we estimate 2008 capital spending to be approximately $325 million compared to 2007 capital spending of $259.9 million (net of $48.6 million in insurance recoveries). Approximately 75 percent of the total capital spending will be in the metal beverage can segments and more than 50 percent of the total spending will be for new top-line growth projects. The 2008 capital spending projection includes the effects of foreign currency exchange rates, as many of our capital projects are occurring in Europe.

Interest-bearing debt increased to $2,659.5 million at September 28, 2008, compared to $2,358.6 million at December 31, 2007, primarily due to seasonal working capital needs and higher common stock repurchases. We intend to continue to allocate our operating cash flow for the balance of 2008 to capital spending programs, common stock repurchases, dividends and payments to reduce debt. Our stock repurchase program, net of issuances, is expected to be in the range of $300 million in 2008 compared to $211.3 million in 2007. Through the first nine months of 2008, we repurchased $257.5 million of our common stock, net of issuances, including a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Ball’s net share repurchases through the third quarter of 2008 also included the settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

Total required contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $46 million in 2008. This estimate may change based on plan asset performance, the revaluation of the plans’ liabilities later in 2008 and revised estimates of 2008 full-year cash flows. Payments to participants in the unfunded German plans are expected to be approximately €18 million (approximately $27 million) for the full year.

At September 28, 2008, approximately $327 million was available under the company’s multi-currency revolving credit facilities. In addition, the company had short-term uncommitted credit facilities of $336 million at the end of the third quarter, of which $92.7 million was outstanding. The committed credit facilities are available until October 2011.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $240 million at September 28, 2008, and $170 million at December 31, 2007, and are reflected as a reduction of accounts receivable in the condensed consolidated balance sheets.

The current economic environment has exacerbated liquidity and credit risks with some of our customers and suppliers. In October we advanced interim funding of $22 million in support of one of our key suppliers, which advance is secured by its accounts receivable and inventory.

The company was in compliance with all loan agreements at September 28, 2008, and has met all debt payment obligations. Additional details about the company’s debt and receivables sales agreements are available in Notes 12 and 7, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

The company had aluminum contracts hedging its aluminum exposure with notional amounts of approximately $1.5 billion at September 28, 2008, and $1 billion at December 31, 2007. The aluminum contracts include cash flow and fair value hedges that offset sales contracts of various terms and lengths, as well as other derivative instruments for which the company elects mark-to-market accounting. Cash flow and fair value hedges related to forecasted transactions and firm commitments expire within the next four years. Included in shareholders’ equity at September 28, 2008, within accumulated other comprehensive earnings, is a net after-tax loss of $9.5 million associated with these contracts. However, a net loss of $9 million is expected to be recognized in the consolidated statement of earnings during the next twelve months, which will be passed through to customers by higher revenue from sales contracts resulting in no impact to Ball. Additional details about the company’s unsettled commodity derivative contracts are available in Note 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $5 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $4 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 28, 2008, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At September 28, 2008, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million paying fixed rates expiring within the next three years. Ball Packaging Europe additionally has forward rate agreements expiring in less than three months with notional amounts of €150 million and ₤70 million. An approximate $1 million net after-tax gain associated with these contracts is included in accumulated other comprehensive earnings at September 28, 2008, of which $0.5 million is expected to be recognized in the consolidated statement of earnings during the next twelve months. At September 28, 2008, the company had outstanding interest rate collars in the U.S. totaling $150 million. The value of these contracts in accumulated other comprehensive earnings at September 28, 2008, was a loss of approximately $0.1 million. Approximately $4 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings at September 28, 2008. The amount recognized in 2008 earnings related to terminated hedges was insignificant.

We also use European inflation option contracts to limit the impacts from spikes in inflation against certain multi-year contracts. At September 28, 2008, the company had inflation options in Europe with notional amounts of €115 million. The company uses mark-to-market accounting for these options, and the fair value at September 28, 2008, was €2 million. The contracts expire within the next five years.

Based on our interest rate exposure at September 28, 2008, assumed floating rate debt levels throughout the next twelve months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $10 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of cash flow hedges. In addition, we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars. Such contracts outstanding at September 28, 2008, expire within two years, and the amounts included in accumulated other comprehensive earnings related to these contracts were not significant.

Considering the company’s derivative financial instruments outstanding at September 28, 2008, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $18 million after-tax reduction in net earnings over a one-year period. This amount includes the $4 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $83 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Share Repurchases

On December 3, 2007, Ball entered into a forward repurchase agreement for the purchase of 675,000 shares of its common stock. This agreement was settled for $31 million on January 7, 2008, and the shares were delivered that day. On December 12, 2007, we also entered into an accelerated share repurchase agreement for approximately $100 million. The agreement provided for the delivery of 2,038,657 shares, which represented 90 percent of the total estimated shares to ultimately be delivered. The $100 million was paid on January 7, 2008, at the time the shares were delivered. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares. Through the third quarter of 2008, inclusive of these agreements, we repurchased $257.5 million of our common stock, net of issuances. We are continuing our share repurchases during the fourth quarter and anticipate that our total net repurchases during 2008 will be in the range of $300 million.

As part of the company’s ongoing share repurchase program and as a way to partially reduce the earnings volatility of the company’s variable deferred compensation stock program, from time to time the company sells equity put options on its common stock. The company currently has 500,000 shares of equity put options outstanding at a strike price of $40 per share that expire in less than 12 months.

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global credit crisis and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of the German mandatory deposit or other restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; the current global credit situation; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended September 28, 2008.

Item 1A.	Risk Factors

The recent global credit and financial crisis could have a negative impact on our results of operations, financial position or cash flows.

Although we do not believe the risk is high to Ball, the current global credit and financial crisis could have significant negative effects on our operations, including, but not limited to, the following:

●
The creditworthiness of the counterparties to our derivative transactions could deteriorate. Additionally, our counterparties may exercise margin calls requiring the use of our cash and revolving debt facilities. However, in most cases, we are able to exercise margin calls with our other counterparties to offset such cash outflows.

●
The recent downward trend of market performance could affect the fair value of our pension assets, potentially requiring us to make significant additional contributions to our defined benefit plans to maintain prescribed funding levels.

●	Certain agreements contain change and effect clauses that could result in changes to the collateral arrangements.
●	A weakening of our financial position or operating results could result in noncompliance with our debt covenants.
●
The lack of currently available funding sources and/or a diminution in the ease at which these could be drawn upon could negatively impact our liquidity, as well as that of our customers and suppliers.

Other risk factors can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.   Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 28, 2008.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

June 30 to August 3, 2008	654,113		$45.43	654,113	10,109,779
August 4 to August 31, 2008	1,327,288		$44.81	1,327,288	8,782,491
September 1 to September 28, 2008	625		$49.73	625	8,781,866
Total	1,982,026	(a)	$45.02	1,982,026

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 28, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended September 28, 2008.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended September 28, 2008.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	November 5, 2008

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
September 28, 2008

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