Form 10-K
period 2008-12-31
BALL CORP
filed 2009-02-25
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of voting stock held by non-affiliates of the registrant was $4,610 million based upon the closing market price and common shares outstanding as of June 29, 2008.

Number of shares outstanding as of the latest practicable date.

Class	Outstanding at February 1, 2009
Common Stock, without par value	93,777,593

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2008, to the extent indicated in Part III.

Ball Corporation and Subsidiaries
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2008

PART I

Item 1.    Business

Ball Corporation (Ball, we, the company or our) is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment (Ball Aerospace). In 2008 our total consolidated net sales were $7.6 billion. Our packaging businesses are responsible for 90 percent of that number, with the remaining 10 percent contributed from our aerospace business.

Our largest product lines are aluminum and steel beverage cans, which contributed 65 percent of our 2008 total net sales and 75 percent of our 2008 total segment earnings before interest and taxes. We also produce steel food cans, steel aerosol cans, polyethylene terepthalate (PET) and polypropylene plastic bottles for beverages and foods, plastic pails, steel paint cans and decorative steel tins. Our ongoing packaging business dates back to 1969 when Ball began supplying beverage cans.

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

Our corporate strategy is to grow our worldwide beverage can business and our aerospace business, to improve the performance of the metal food and household products packaging, Americas, and plastic packaging, Americas, segments and to utilize free cash flow and earnings growth to increase shareholder value.

We are headquartered in Broomfield, Colorado, and employ approximately 14,500 people worldwide. Our stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol BLL. Our predecessor company was founded in 1880 by five Ball brothers and operated for many years as Ball Brothers Glass Manufacturing Company.

Our Financial Strategy

Ball Corporation maintains a clear and disciplined financial strategy focused on improving shareholder returns through:

●	Focusing on free cash flow generation
●	Increasing Economic Value Added (EVA®)
●	Delivering long-term earnings per share growth of 10 percent to 15 percent over time

The cash generated by our businesses is used primarily: (1) to finance the company's operations, (2) to fund stock buy-back programs and dividend payments, (3) to fund strategic investments and (4) to service the company's debt. We also will, when we believe it will benefit the company and our shareholders, make strategic acquisitions or divest parts of our business.

The compensation of a majority of our employees is tied directly to the company’s performance through our EVA® incentive program. When the company performs well, our employees are paid more. If the company does not perform well, our employees get paid less or no incentive compensation.

Our Reporting Segments

Ball Corporation reports its financial performance in five reportable segments organized along a combination of product lines, after aggregating operating segments that have similar economic characteristics: (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; (4) plastic packaging, Americas; and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Due to first quarter 2008 management reporting changes, Ball’s operations in the PRC with 2008 net sales of $289.6 million are now aggregated and included in the metal beverage packaging, Americas and Asia, segment (previously included within the company’s European operations). Prior periods required to be shown in this Annual Report on Form 10-K (Annual Report) have been conformed to the current presentation.

Profitability is sensitive to selling prices, production volumes, labor, transportation, utility and warehousing costs, as well as the availability and price of raw materials, such as aluminum sheet, tinplate steel, plastic resin and other direct materials. These raw materials are generally available from several sources, and we have secured what we consider to be adequate supplies and are not experiencing any shortages. There has been significant consolidation of suppliers in both North America and in Europe. Raw materials and energy sources, such as natural gas and electricity, may from time to time be in short supply or unavailable due to external factors, and the pass through of steel and aluminum costs to our customers may be limited in some instances. We cannot predict the timing or effects, if any, of such occurrences on future operations.

A substantial part of Ball’s packaging sales are made directly to companies in packaged beverage and food businesses, including SABMiller plc and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Additional details about sales to major customers are included in Note 2 to the consolidated financial statements, which can be found in Item 8 of this Annual Report (Financial Statements and Supplementary Data).

Metal Beverage Packaging, Americas and Asia, Segment

Industry Background and Ball’s Operations

According to publicly available information and company estimates, the combined U.S. and Canada metal beverage container markets decreased in 2008 to 101 billion units from 105 billion units in 2007. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced in excess of 30 billion recyclable beverage cans in the U.S. and Canada in 2008 – about 30 percent of the total market. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage cans produced by Ball in the U.S. and Canada are made of aluminum, as are all beverage cans produced by our competitors in the U.S., Canada and Mexico. In 2008 we were able to pass through substantially all aluminum-related cost increases levied by producers. In North America, four aluminum suppliers provide virtually all of our requirements. Some of those aluminum suppliers have experienced significant financial and liquidity constraints in recent years, which may be exacerbated by the global economic crisis.

We believe we have limited our exposure related to changes in the costs of aluminum sheet as a result of the inclusion of provisions in most aluminum container sales contracts to pass through aluminum cost changes, as well as the use of derivative instruments.

Beverage containers are sold in a highly competitive market based on quality, service and price, which is relatively capital intensive and is characterized by plants that run more or less continuously in order to operate profitably. In addition the aluminum beverage can competes aggressively with other packaging materials. The glass bottle has shown resilience in the packaged beer industry, while the PET container has grown significantly in the carbonated soft drink and water industries over the past quarter century. In Canada, metal beverage containers have captured significantly lower percentages of packaged beverage industry volumes than in the U.S., particularly in the packaged beer industry.

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 40 percent of consolidated net sales in 2008. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages. Decorated two-piece aluminum beverage cans are produced at 14 manufacturing facilities in the U.S. and one in Canada. Can ends are produced within two of the U.S. facilities, as well as in a third facility that manufactures only ends. Through Rocky Mountain Metal Container, LLC, a 50:50 joint venture, which is accounted for as an equity investment, Ball and MillerCoors, LLC, operate beverage can and end manufacturing facilities in Golden, Colorado. On July 1, 2008, the U.S. and Puerto Rico businesses of Coors Brewing Company (Coors) and our largest North American brewery customer, Miller Brewing Company (Miller), were combined to form MillerCoors, LLC.

The beverage can market in the PRC is approximately 12 billion cans, of which Ball’s operations represent an estimated 22 percent, with an additional 13 percent manufactured by two joint ventures in which we participate. Our percentage of the industry makes us one of the largest manufacturers of beverage cans in the PRC. Six other manufacturers make up the remainder of the market. Our operations include the manufacture of aluminum cans and ends in three plants in the PRC, as well as in our two joint ventures. We also manufacture and sell high-density plastic containers in two PRC plants primarily servicing the motor oil industry. Capacity grew rapidly in the PRC in the late 1990s, resulting in a supply/demand imbalance. A number of can makers, including Ball, responded by rationalizing capacity. Demand growth has resumed over the past several years, and we expect the PRC market to continue to grow over time, after the effects of the current global economic crisis begin to dissipate.

We participate in a 50:50 joint venture in Brazil, Latapack-Ball Embalagens, Ltda., that manufactures aluminum cans and ends and is accounted for as an equity investment. The Brazilian joint venture is expanding capacity at its existing facility near Sao Paulo and is building a new plant near Rio de Janeiro.

In order to more closely balance capacity and demand within our business, during 2008 Ball announced or completed the closure of three metal beverage packaging plants in North America:

●
We closed a metal beverage packaging plant in Kent, Washington. The plant had two 12-ounce aluminum beverage can manufacturing lines that produced approximately 1.1 billion cans annually. The closure is expected to result in net fixed costs savings of approximately $10 million in 2009.

●
We announced on October 30, 2008, the closure of our metal beverage can plants in Kansas City, Missouri, and Guayama, Puerto Rico. The Kansas City plant, which primarily manufactures specialty beverage cans, will be closed by the end of the first quarter 2009 with manufacturing volumes absorbed by other North American beverage can plants. The Puerto Rico facility, which manufactured 12-ounce beverage cans, was closed at the end of 2008. Cost reductions associated with these plant closings are expected to be up to $30 million in 2009 and be $7 million cash positive upon final disposition of the assets.

Where growth is projected in certain markets or for certain products, Ball is undertaking selected capacity increases in its existing facilities and may establish or obtain additional manufacturing capacity to the extent required by the growth of any of the markets we serve.

Metal Beverage Packaging, Europe, Segment

Industry Background and Ball’s Operations

The European beverage can market is approximately 55 billion cans, or more than half the size of the North American beverage can market. While current economic conditions have slowed growth in the near term, the European market is expected to grow, and is highly regional in terms of growth and packaging mix. Growth in central and eastern Europe has been particularly strong in recent years but has been impacted by the recent economic downturn, causing the company to delay completion of its new plant in Lublin, Poland. Western markets, including the United Kingdom and France continue to hold up on a relative basis.

Sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand during the winter holiday season for the United Kingdom. As in North America, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is increasingly utilized in the carbonated soft drink, juice and mineral water industries.

Ball Packaging Europe is the second largest metal beverage container producer in Europe, with an estimated 29 percent of European shipments, and supplies two-piece beverage cans and can ends for producers of beer, carbonated soft drinks, mineral water, fruit juices, energy drinks and other beverages.

The metal beverage packaging, Europe, segment, which accounted for 25 percent of Ball’s consolidated net sales in 2008, consists of 10 beverage can plants and two beverage can end plants in Europe. Of the 12 European plants, four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands, Poland and Serbia. In addition Ball Packaging Europe is currently renting additional space on the premises of a supplier in Haslach, Germany in order to produce the Ball Resealable End (BRE). The European plants produced approximately 16 billion cans in 2008, with approximately 56 percent of those being produced from aluminum and 44 percent from steel. Six of the can plants use aluminum and four use steel.

Ball announced plans in January 2008 to build a new beverage can manufacturing plant in Poland in order to meet the rapidly growing demand for beverage cans there and elsewhere in central and eastern Europe. The plant is being built in Lublin, which is in eastern Poland near the borders of Belarus and Ukraine. It will initially have one production line with an annual capacity of approximately 750 million cans per year. However, due to the recent global economic downturn, we will delay the completion of the plant until market conditions warrant such startup. In addition we are delaying construction of our planned beverage can plant in India due to current economic conditions in that country.

European raw material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer term agreements. In Europe three steel suppliers and four aluminum suppliers provide approximately 95 percent of our requirements. Aluminum is purchased primarily in U.S. dollars, while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars. The company generally tries to minimize the resulting foreign exchange rate risk through the use of derivative contracts. In addition purchase and sales contracts include fixed price, floating and pass-through pricing arrangements.

Metal Food & Household Products Packaging, Americas, Segment

Industry Background and Ball’s Operations

The metal food and household products packaging, Americas, segment competes primarily in the steel tinplate food and aerosol can markets in North America. The steel tinplate food can market consists of approximately 31 billion cans annually, of which about 43 percent are three-piece cans and 57 percent are two-piece cans. The steel tinplate aerosol can market is approximately 3.2 billion cans annually. We anticipate slight growth in the aerosol market, while the food market is expected to be essentially flat over time.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2008 shipments of more than 5.6 billion steel food containers to be approximately 19 percent of total U.S. and Canadian metal food container shipments. We estimate our aerosol business accounts for approximately 50 percent of total annual U.S. and Canadian steel aerosol shipments.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol can market primarily includes two national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, demand for this product line is dependent on product innovation and cost reduction. Service, quality and price are among the other key competitive factors. In North America, two steel suppliers provide more than 70 percent of our tinplate steel. Some steel suppliers have experienced significant financial and liquidity constraints in recent years, which may be exacerbated by the global economic crisis. We believe we have limited our exposure related to changes in the costs of steel tinplate as a result of the inclusion of provisions in certain steel container sales contracts to pass through steel cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs. In 2008 we were able to pass through the majority of steel cost increases levied by producers.

The metal food and household products packaging, Americas, segment accounted for 16 percent of consolidated net sales in 2008. The two major product lines in this segment are steel food and aerosol containers. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. These containers and ends are manufactured in nine plants in the U.S. and Canada and sold primarily to food processors in North America.

The segment also manufactures and sells aerosol cans, paint cans and custom and specialty containers in eight plants in the U.S. and is the largest manufacturer of aerosol cans in North America. In addition the company manufactures and sells aerosol cans in two plants in Argentina.

In October 2007, as part of a restructuring of Ball’s metal food and household products packaging, Americas, segment, Ball announced plans to close aerosol container manufacturing plants in Tallapoosa, Georgia, and Commerce, California. Ball closed the Commerce facility during the third quarter of 2008 and closed the Tallapoosa facility in January 2009. The two plant closures result in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two high-speed aerosol lines into existing Ball facilities, and allow us to supply customers from a consolidated asset base. These actions are expected to yield annual pretax cost savings in excess of $15 million in 2009 and improve aerosol plant manufacturing utilization to more than 85 percent from about 70 percent.

Also in October 2007, Ball announced its intention to exit the custom and decorative tinplate can business based in its Baltimore, Maryland, manufacturing plant. During 2008 it was determined, based on market conditions that we would remain in that business.

Plastic Packaging, Americas, Segment

Industry Background and Ball’s Operations

Demand for containers made of PET and polypropylene has slowed in the beverage and food markets due to current economic conditions. While PET and polypropylene beverage containers compete against metal, glass and cardboard, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions.

Competition in the PET plastic container industry is intense and includes several national and regional suppliers and self manufacturers. In the smaller polypropylene container industry, Ball is one of three major competitors. Service, quality and price are important competitive factors with price being by far the most important, resulting in poor margins for most of the industry. The ability to produce customized, differentiated plastic containers is also a key competitive factor. We believe we have limited our exposure related to changes in the costs of plastic resin as a result of the inclusion of provisions in substantially all plastic container sales contracts to pass through resin cost changes.

Plastic packaging, Americas, accounted for 9 percent of Ball’s consolidated net sales in 2008. We estimate our 2008 shipments of 5.5 billion plastic bottles to be approximately 10 percent of total U.S. PET container shipments. In addition this segment shipped approximately 750 million polypropylene food and specialty containers during 2008. The company operates eight plastic container manufacturing facilities in the U.S.

Most of Ball’s PET containers are sold under long-term contracts to suppliers of bottled water and carbonated soft drinks, including bottlers of Pepsi-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Most of our polypropylene containers are also sold under long-term contracts, primarily to food packaging companies. Plastic beer containers are being produced for several of our customers, and we are manufacturing plastic containers for the single-serve juice and wine markets. Our line of Heat-Tek® PET plastic bottles for hot-filled beverages, such as sports drinks and juices, includes sizes from 8 ounces to 64 ounces.

Ball’s emphasis in this segment is on customized, differentiated containers. This includes unique barrier plastics such as Gamma®, Gamma-Clear®, AmazonHM® and KHS Corpoplast GmbH Plasmax® barrier bottles. The company is not investing in the carbonated soft drink and bottled water business, which is a commodity business, where return on investment has been unacceptable.

On June 26, 2008, Ball announced the closure of a plastic packaging manufacturing plant in Brampton, Ontario, which ceased operations in the third quarter of 2008. The Brampton operations have been consolidated into the company’s other plastic packaging manufacturing facilities in the United States, and the closure of this facility is expected to result in annual, fixed-cost savings of approximately $4 million beginning in 2009.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 10 percent of consolidated net sales in 2008, includes national defense, antenna and video technologies, civil and operational space and systems engineering solutions businesses. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the National Aeronautics and Space Administration (NASA), the U.S. Department of Defense (DoD) and other U.S. government agencies. Contracts funded by the various agencies of the federal government represented 91 percent of segment sales in 2008.

Geopolitical events, shifting executive and legislative branch priorities, funding shortfalls combined with increased competition for new business have resulted in a decline in opportunities in areas matching Ball’s aerospace and technologies segment’s core capabilities in space hardware. Although we have seen declines in our space hardware opportunities, our traditional strength, we have seen growth in opportunities related to our services and tactical components. The businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and Earth sciences, and defense and intelligence applications. Major contractual activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

Other hardware activities include target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and sensor cooling devices using either closed-cycle mechanical refrigerators or open-cycle solid and liquid cryogens; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors. Additionally, the aerospace and technologies segment provides diversified technical services and products to government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems needs.

Backlog in the aerospace and technologies segment was $597 million and $774 million at December 31, 2008 and 2007, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2008 backlog includes $378 million expected to be recognized in revenues during 2009, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $309 million and $463 million at December 31, 2008 and 2007, respectively. Year-to-year comparisons of backlog are not necessarily indicative of the trend of future operations.

On February 15, 2008, the segment completed the sale of its shares in Ball Solutions Group Pty Ltd (BSG) to QinetiQ Pty Ltd for approximately $10.5 million, including cash sold of $1.8 million.  BSG was previously a wholly owned Australian subsidiary that provided services to the Australian department of defense and related government agencies. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million.

Ball’s aerospace and technologies segment has contracts with the U.S. government or its contractors that have standard termination provisions. The government retains the right to terminate contracts at its convenience. However, if contracts are terminated in this manner, Ball is entitled to reimbursement for allowable costs and profits on authorized work performed through the date of termination. U.S. government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints.

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

In our aerospace business, we continue to focus our R&D activities on the design, development and manufacture of innovative aerospace systems. This includes the production of spacecraft, instruments and sensors, radio frequency and microwave technologies, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions. Our aerospace R&D activities are conducted in various locations in the U.S.

Note 23, "Research and Development," in the consolidated financial statements within Item 8 of this report, contains information on company research and development activity. Additional information is also included in Item 2, “Properties.”

Sustainability and the Environment

Throughout our company’s history, we have focused on sustainability and the environment in all aspects of our businesses and recently have formalized our initiatives in light of the current environment. We continue to make progress on the sustainability goals stated in the sustainability report we issued on June 30, 2008. We have committed to formally report on the status of our sustainability efforts in 2010.

Key issues for our company include reducing our use of electricity and natural gas, reducing waste and increasing recycling at our facilities, analyzing and reducing our water consumption, reducing our existing volatile organic compounds and further improving safety performance in our facilities.

The 2007 recycling rate in the United States for aluminum cans was 54 percent, the highest recycling rate for any beverage container. According to the most recently published data, the aluminum can sheet we buy contains an average of 41 percent post consumer recycled content and approximately 9 percent post industrial content, reducing the amount of virgin material to 50 percent.

Recycling rates vary throughout Europe but average around 60 percent for aluminum and steel containers, which exceeds the European Union’s goal of 50 percent recycling for metals. Due in part to the intrinsic value of aluminum and steel, metal packaging recycling rates in Europe compare favorably to those of other packaging materials. Ball’s European operations help establish and financially support recycling initiatives in growing markets, such as Poland and Serbia, to educate consumers about the benefits of recycling aluminum and steel cans and to increase recycling rates. We have also initiated a similar program in China to educate consumers in that market regarding the benefits of recycling.

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

Legislation that would prohibit, tax or restrict the sale or use of certain types of containers, or would require diversion of solid wastes, including packaging materials, from disposal in landfills, has been or may be introduced anywhere we operate. While container legislation has been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in numerous others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in many jurisdictions in the future. If such legislation were widely adopted, it could potentially have a material adverse effect on the business of the company, including its liquidity, results of operations or financial condition, as well as on the container manufacturing industry generally, in view of the company’s substantial global sales and investment in metal and PET container manufacturing. However, the packages we produce are widely used and perform well in U.S. states, Canadian provinces and European countries that have deposit systems.

Employee Relations

At the end of 2008, the company employed approximately 10,400 employees in the U.S. and 4,100 in other countries. An additional 1,000 people were employed in unconsolidated joint ventures in which Ball participates.

Approximately 30 percent of Ball's North American packaging plant employees are unionized and most of our European plant employees are union workers. Collective bargaining agreements with various unions in the U.S. have terms of three to five years and those in Europe have terms of one to two years. The agreements expire at regular intervals and are customarily renewed in the ordinary course after bargaining between union and company representatives. The company believes that its employee relations are good and that its safety, training, education and retention practices assist in enhancing employee satisfaction levels.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement (Ethics Statement); a Business Ethics booklet; and Ball Corporation Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee charters. These documents are set forth on the company’s website at www.ball.com on the “Corporate” page, under the section “Investors,” under the subsection “Financial Information,” and under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary.

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer and controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com under the “Corporate” page, section “Investors,” under the subsection “Financial Information,” and under the link “Corporate Governance.”

Item 1A.   Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

The loss of a key customer, or a reduction in its requirements, could have a significant negative impact on our sales.

While we have diversified our customer base, we do sell a majority of our packaging products to relatively few major beverage, packaged food and household product companies, some of which operate in North America, South America, Europe and Asia.

Although approximately 65 percent of our customer contracts are long-term, these contracts are terminable under certain circumstances, such as our failure to meet quality or volume requirements. Because we depend on relatively few major customers, our business, financial condition or results of operations could be adversely affected by the loss of any of these customers, a reduction in the purchasing levels of these customers, a strike or work stoppage by a significant number of these customers' employees or an adverse change in the terms of the supply agreements with these customers.

The primary customers for our aerospace segment are U.S. government agencies or their prime contractors. These sales represented approximately 9 percent of Ball's consolidated 2008 net sales. Our contracts with these customers are subject to several risks, including funding cuts and delays, technical uncertainties, budget changes, competitive activity and changes in scope.

We face competitive risks from many sources that may negatively impact our profitability.

Competition within the packaging industry is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, service and quality. Some of our competitors may have greater financial, technical and marketing resources. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The current global economic crisis may result in reductions in demand for our products, which, in turn, could increase these competitive pressures.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our metal packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and other food and beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the United States and the United Kingdom. Certain of our aerospace products are also subject to competition from alternative solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

We have a narrow product range, and our business would suffer if usage of our products decreased.

For the 12 months ended December 31, 2008, 65 percent of our consolidated net sales were from the sale of metal beverage cans, and we expect to derive a significant portion of our future revenues from the sale of metal beverage cans. Our business would suffer if the use of metal beverage cans decreased. Accordingly, broad acceptance by consumers of aluminum and steel cans for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to cans, or the demand for aluminum and steel cans does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Our business, financial condition and results of operations are subject to risks resulting from increased international operations.

We derived 31 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2008. This sizeable scope of international operations may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability in foreign markets;
●	foreign governments' restrictive trade policies;
●	the imposition of duties, taxes or government royalties;
●	foreign exchange rate risks;
●	difficulties in enforcement of contractual obligations and intellectual property rights; and
●	the geographic, language and cultural differences between personnel in different areas of the world.

Any of these factors, some of which are also present in the U.S., could materially adversely affect our business, financial condition or results of operations.

We are exposed to exchange rate fluctuations.

For the 12 months ended December 31, 2008, 73 percent of our consolidated net sales were attributable to operations with the U.S. dollar as their functional currency, 15 percent with the euro as the functional currency and 12 percent were attributable to operations having functional currencies other than the U.S. dollar or the euro.

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

We actively manage our exposure to foreign currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate, in order to attempt to mitigate the effect of foreign cash flow and earnings volatility associated with foreign exchange rate changes. We primarily use forward contracts and options to manage our foreign currency exposures and, as a result, we experience gains and losses on these derivative positions offset, in part, by the impact of currency fluctuations on existing assets and liabilities. Our inability to properly manage our exposure to currency fluctuations could materially impact our results.

Our business, operating results and financial condition are subject to particular risks in certain regions of the world.

We may experience an operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on our business, operating results or financial condition. Moreover, overcapacity, which often leads to lower prices, exists in a number of the regions in which we operate and may persist even if demand grows. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

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

We purchase aluminum, steel, plastic resin and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and use derivative instruments to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. Because our North American contracts often pass raw material costs directly on to the customer, increasing raw material costs may not impact our near-term profitability but could decrease our sales volumes over time. In Europe, some contracts do not allow us to pass on increased raw material costs and we regularly use derivative agreements to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase.

Prolonged work stoppages at plants with union employees could jeopardize our financial position.

As of December 31, 2008, approximately 30 percent of our employees in North America and most of our employees in Europe were covered by one or more collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Potential legislation has been discussed in the United States, which may, if enacted, facilitate the ability of unions to unionize workers and to establish collective bargaining agreements with employers, including the company.

Our aerospace and technologies segment is subject to certain risks specific to that business including those outlined below.

In our aerospace business, existing U.S. government contracts are subject to continued appropriations by Congress and may be terminated or delayed if future funding is not made available.

Our backlog includes both cost-type and fixed-price contracts. Cost-type contracts generally have lower profit margins than fixed-price contracts. Our earnings and margins may vary depending on the types of government contracts undertaken, the nature of the work performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and their impact on our ability to receive fees.

Our business is subject to substantial environmental remediation and compliance costs.

Our operations are subject to federal, state and local laws and regulations relating to environmental hazards, such as emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances. The U.S. Environmental Protection Agency has designated us, along with numerous other companies, as a potentially responsible party for the cleanup of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. The new U.S. executive administration could bring renewed focus and attention to the regulation of greenhouse gas emissions and other environmental issues.

There can be no assurance that any acquired business, will be successfully integrated into the acquiring company.

While we have what we believe to be well designed integration plans, if we cannot successfully integrate newly acquired businesses with those of Ball, we may experience negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including difficulties in assimilating and integrating new businesses, additional demands on management, expenses related to undisclosed or potential liabilities, retention of major customers and other risks.

If we have a fair value impairment in a business segment, net earnings and net worth could be materially adversely affected by a write down of goodwill.

We have $1,825.5 million of goodwill recorded on the consolidated balance sheet as of December 31, 2008.  We are required to periodically determine if our goodwill has become impaired, in which case we would write down the impaired portion of goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

If the investments in Ball's pension plans do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses.

Ball maintains defined benefit pension plans covering substantially all of its North American and United Kingdom employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed income securities and, in the U.S., alternative investments. Due to the significant fall in worldwide equity prices during 2008, the company will increase contributions to the plans during 2009. At this time the company estimates the additional U.S. pension plan contribution to be within the range of $35 million to $40 million pretax; however, we are monitoring legislative activity and equity markets to determine the final amount we will contribute to ensure that the plans will be able to pay out benefits as scheduled. Further equity market declines, longevity increases or legislative changes could result in a decrease in our available cash flow and net earnings, and the recognition of such an increase could result in a reduction to our shareholders' equity.

Restricted access to capital markets could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

On December 31, 2008, we had total debt of $2,410.1 million and unused committed credit lines in excess of $500 million. Our ratio of earnings to fixed charges as of that date was 3.7 times (see Exhibit 12 attached to this Annual Report). A reduction of financial liquidity could have important consequences, including the following:

●	reduce our ability to fund working capital, capital expenditures, research and development expenditures and other business activities;
●	increase our vulnerability to general adverse economic and industry conditions, including the credit risks stemming from the current global credit crisis;
●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
●	restrict us from making strategic acquisitions or exploiting business opportunities; and
●
limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets, pay cash dividends or refinance debt maturities.

In addition approximately 60 percent of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

The current global credit, financial and economic crisis could have a negative impact on our results of operations, financial position or cash flows.

The current global credit, financial and economic crisis could have significant negative effects on our operations, including, but not limited to, the following:

●	the creditworthiness of customers, suppliers and counterparties could deteriorate resulting in a financial loss or a disruption in our supply of raw materials;
●
the recent downward trend of market performance could affect the fair value of our pension assets, potentially requiring us to make significant additional contributions to our defined benefit plans to maintain prescribed funding levels;

●	a significant weakening of our financial position or operating results could result in noncompliance with our debt covenants; and
●	reduced cash flow from our operations could adversely affect our ability to execute our long-term strategy to increase liquidity, reduce debt, repurchase our stock and invest in our businesses.

We are subject to U.S. generally accepted accounting principles (U.S. GAAP), under which we are often required to make changes in our accounting and reported results.

U.S. GAAP changes are routine and have become more frequent and significant over the past few years. These changes can have significant effects on our reported results when compared to prior periods and may even require us to retrospectively adjust prior periods. In the application of U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingencies and reported amounts of revenues and expenses. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The proposed steps to adopt International Financial Reporting Standards in the U.S. could exacerbate these risks.

Item 1B.   Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.   Properties

The company’s properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace and technologies segment offices are located in Broomfield, Colorado. The Colorado-based operations of the aerospace and technologies segment occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate 1.3 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations carry on business in smaller company-owned and leased facilities in Georgia, New Mexico, Ohio, Virginia and Washington, D.C.

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

Approximate
Floor Space in
Plant Location	Square Feet
Metal beverage packaging, Americas and Asia, manufacturing facilities:
Americas
Fairfield, California	358,000
Torrance, California	382,000
Golden, Colorado	509,000
Tampa, Florida	238,000
Kapolei, Hawaii	132,000
Monticello, Indiana	356,000
Saratoga Springs, New York	290,000
Wallkill, New York	317,000
Reidsville, North Carolina	447,000
Findlay, Ohio (a)	733,000
Whitby, Ontario	205,000
Conroe, Texas	275,000
Fort Worth, Texas	328,000
Bristol, Virginia	245,000
Williamsburg, Virginia	400,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

Asia
Beijing, PRC	267,000
Hubei (Wuhan), PRC	237,000
Shenzhen, PRC	331,000
Taicang, PRC (leased)	81,000
Tianjin, PRC	47,000

Metal beverage packaging, Europe, manufacturing facilities:
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	283,000
Hermsdorf, Germany	290,000
Weissenthurm, Germany	331,000
Oss, Netherlands	231,000
Radomsko, Poland	311,000
Belgrade, Serbia	352,000
Deeside, United Kingdom	109,000
Rugby, United Kingdom	175,000
Wrexham, United Kingdom	222,000

(a)	Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location	Square Feet
Metal food and household products packaging, Americas, manufacturing facilities:
North America
Springdale, Arkansas	366,000
Richmond, British Columbia	194,000
Oakdale, California	370,000
Danville, Illinois	118,000
Elgin, Illinois	496,000
Baltimore, Maryland (including leased warehouse space)	241,000
Columbus, Ohio	305,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	132,000
Chestnut Hill, Tennessee	347,000
Weirton, West Virginia (leased)	266,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Buenos Aires, Argentina (leased)	34,000
San Luis, Argentina	32,000

Plastic packaging, Americas, manufacturing facilities (all North America):
Chino, California (leased)	729,000
Newnan, Georgia (leased)	185,000
Batavia, Illinois	387,000
Ames, Iowa (including leased warehouse space)	840,000
Delran, New Jersey (including leased warehouse space)	892,000
Baldwinsville, New York (leased)	496,000
Bellevue, Ohio	390,000
Watertown, Wisconsin	111,000

(a)	Includes both metal beverage container and metal food container manufacturing operations.

In addition to the consolidated manufacturing facilities, the company has ownership interests of 50 percent or less in packaging affiliates located primarily in the U.S., PRC and Brazil, which affiliates own or lease manufacturing facilities in each of those countries.

Item 3.   Legal Proceedings

As previously reported, the company is investigating potential violations of the Foreign Corrupt Practices Act in Argentina, which came to our attention on or about October 15, 2007. The Department of Justice and the SEC were also made aware of this matter, on or about the same date. Based on our investigation to date, we do not believe this matter involved senior management or management or other employees who have significant roles in internal control over financial reporting.

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. A Markman order construing the claim terms has been issued in this case and motions for summary judgment have been filed by both parties. A trial has been tentatively set to begin in May 2009. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

As previously reported, the USEPA has sent notice of potential liability to Ball and other PRPs with respect to four parcels at the Rocky Flats Industrial Park site, and other adjacent sites, located in Jefferson County, Colorado, as well as with respect to the Solvents Recovery of New England site located in Southington, Connecticut. Based on the information available to the company at the present time, the company believes that these matters will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

On December 30, 2002, the company received a letter from the USEPA pursuant to the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) requesting answers to certain questions regarding the waste disposal practices of Heekin Can Company, which the company acquired in 1993, and the relationship between the company and Heekin Can Company. Region 5 of the USEPA is involved in the cleanup of the Jackson Brothers Paint Company site, which consists of four, and possibly five, sites in and around Laurel, Indiana. The Jackson Brothers Paint Company apparently disposed of drums of waste in those sites during the 1960s and 1970s. The USEPA has alleged that some of the waste that has been uncovered was sent to the sites from the Cincinnati plant operated by Heekin Can Company. The Indiana Department of Environmental Management referred this matter to the USEPA for removal of the drums and cleanup. At the present time, there are an undetermined number of drums at one or more of the sites that have been initially identified by the USEPA as originating from Heekin Can Company. The USEPA has sent letters to seven PRPs including Heekin Can Company. On January 30, 2003, the company responded to the USEPA’s requests for information pursuant to Section 104(e) of CERCLA. The USEPA has initially estimated cleanup costs to be between $4 million and $5 million. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 2008.

Part II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange and the Chicago Stock Exchange. There were 5,435 common shareholders of record on February 1, 2009.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2008.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

September 29 to October 26, 2008	397,146	$33.18	397,146	8,384,720
October 27 to November 23, 2008	440,683	$32.96	440,683	7,944,037
November 24 to December 31, 2008	517,247	$37.74	517,247	7,426,790
Total	1,355,076	$34.85	1,355,076

(a)	Includes open market purchases and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized for repurchase from time to time by Ball’s board of directors. On January 23, 2008, Ball’s board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Quarterly Stock Prices and Dividends

Quarterly prices for the company's common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2008 and 2007 (on a calendar quarter basis) were:

	2008				2007
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$42.49	$53.44	$56.20	$47.02	$56.05	$55.87	$55.75	$47.91
Low	27.37	38.37	45.79	40.23	43.99	46.75	45.85	43.51
Dividends per share	0.10	0.10	0.10	0.10	0.10	0.10	0.10	0.10

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2008. It assumes $100 was invested on December 31, 2003, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

Total Return Analysis
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Ball Corporation	$ 100.00	$ 149.08	$ 135.98	$ 150.76	$ 156.86	$ 146.29
DJ Containers & Packaging Index	$ 100.00	$ 110.88	$ 116.33	$ 134.70	$ 142.10	$ 89.53
S&P 500 Index	$ 100.00	$ 119.64	$ 118.89	$ 133.26	$ 142.22	$ 89.17

Copyright © 2009 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.   Selected Financial Data

Five-Year Review of Selected Financial Data
Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2008	2007	2006	2005	2004

Net sales	$7,561.5	$7,475.3	$6,621.5	$5,751.2	$5,440.2
Legal settlement (1)	–	(85.6)	–	–	–
Total net sales	$7,561.5	$7,389.7	$6,621.5	$5,751.2	$5,440.2

Net earnings (1)	$319.5	$281.3	$329.6	$272.1	$302.1
Return on average common shareholders’ equity	26.3%	22.4%	32.7%	27.9%	31.8%

Basic earnings per share (1)	$3.33	$2.78	$3.19	$2.52	$2.73
Weighted average common shares outstanding (000s)	95,857	101,186	103,338	107,758	110,846

Diluted earnings per share (1)	$3.29	$2.74	$3.14	$2.48	$2.65
Diluted weighted average common shares outstanding (000s)	97,019	102,760	104,951	109,732	113,790

Property, plant and equipment additions (2)	$306.9	$308.5	$279.6	$291.7	$196.0
Depreciation and amortization	$297.4	$281.0	$252.6	$213.5	$215.1
Total assets	$6,368.7	$6,020.6	$5,840.9	$4,361.5	$4,485.0
Total interest bearing debt and capital lease obligations	$2,410.1	$2,358.6	$2,451.7	$1,589.7	$1,660.7
Common shareholders’ equity	$1,085.8	$1,342.5	$1,165.4	$853.4	$1,093.9
Market capitalization (3)	$3,898.3	$4,510.1	$4,540.4	$4,138.8	$4,956.2
Net debt to market capitalization (3)	58.6%	48.9%	50.7%	36.9%	29.5%
Cash dividends per share	$0.40	$0.40	$0.40	$0.40	$0.35
Book value per share	$11.58	$13.39	$11.19	$8.19	$9.71
Market value per share	$41.59	$45.00	$43.60	$39.72	$43.98
Annual return (loss) to common shareholders (4)	(6.7)%	4.0%	10.9%	(8.8)%	48.8%
Working capital	$302.9	$329.8	$307.0	$67.9	$256.6
Current ratio	1.16	1.22	1.21	1.06	1.26

(1)
Includes business consolidation activities and other items affecting comparability between years of after-tax expense of $34.9 million, $27 million, $20.5 million and $13.4 million in 2008, 2007, 2006 and 2005, respectively, and after-tax income of $9.5 million in 2004. 2008 net earnings include a $4.4 million after-tax gain on the sale of an Australian subsidiary, 2007 net sales have been reduced by a pretax legal settlement of $85.6 million ($51.8 million after tax), while 2006 net earnings include a $46.1 million after-tax gain related to insurance proceeds in connection with a fire at one of Ball’s German plants. Also includes $12.3 million of after-tax debt refinancing costs in 2005 reported as interest expense. Additional details about the 2008, 2007 and 2006 items are available in Notes 5, 6, 7, 8 and 15 to the consolidated financial statements within Item 8 of this report.

(2)	Amounts in 2007 and 2006 do not include the offsets of $48.6 million and $61.3 million, respectively, of insurance proceeds received to replace fire-damaged assets in our Hassloch, Germany, plant.
(3)
Market capitalization is defined as the number of common shares outstanding at year end, multiplied by the year-end closing price of Ball common stock. Net debt is total debt less cash and cash equivalents.

(4)	Change in stock price plus dividends paid, assuming reinvestment of all dividends paid.

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

We sell our packaging products primarily to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships help us to mitigate those risks in the majority of circumstances.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products and expanding volume. Over the past two years, we have closed several packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our worldwide beverage can business.

While the North American beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow in the medium to long-term. While we are able to capitalize on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion, we have put on hold various projects, including the completion of the construction of the Poland plant and new construction in India, due to the current world-wide economic environment. We are proceeding with the recently announced new one-line metal beverage can plant in our Brazil joint venture and are adding further can capacity in the existing Brazilian can plant. These Brazilian expansion efforts will be owned by Ball’s unconsolidated 50-percent-owned joint venture, Latapack-Ball Embalagens, Ltda., and the expansion is being funded by cash flows from operations and incurrence of debt by the joint venture.

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

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations, and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of this report.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance. We expect that the delay of certain program awards, as well as federal budget considerations under the new administration, will have an unfavorable impact on this segment in 2009, and we are taking steps to adjust our resources accordingly.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, while the remainder are fixed-price contracts. We include time and material contracts in the fixed-price category because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could further adversely affect segment performance during 2009 compared to 2008.

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of BATC’s total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial metric we use is economic value added (tax-effected operating earnings, as defined by the company, less a charge for net operating assets employed). Our goal is to increase economic value added on an annual basis. Other financial metrics we use are earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics and production and sales volumes. Additional measures used to evaluate performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

CONSOLIDATED SALES AND EARNINGS

The company has five reportable segments organized along a combination of product lines, after aggregating operating segments that have similar economic characteristics: (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; (4) plastic packaging, Americas; and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Due to first quarter 2008 management reporting changes, Ball’s operations in the PRC with 2008 net sales of $289.6 million are now aggregated and included in the metal beverage packaging, Americas and Asia, segment (previously included within the company’s European operations). Also, effective January 1, 2007, a plastic pail product line with 2007 net sales of $52.1 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. Prior periods have been retrospectively adjusted to the current presentation.

Metal Beverage Packaging, Americas and Asia

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Puerto Rico (through fiscal year 2008) and the PRC, which manufacture metal container products used in beverage packaging as well as non-beverage plastic containers manufactured and sold mainly in the PRC.

This segment accounted for 40 percent of consolidated net sales in 2008 (41 percent in 2007, including the impact from the $85.6 million legal settlement with Miller discussed below, and 42 percent in 2006). Excluding the effect of the legal settlement, sales were 4 percent lower in 2008 than in 2007, primarily as a result of 2008 decreases in North American sales volumes of approximately 5 percent. The decrease in North American sales volumes was due primarily to lower unit volume sales to carbonated soft drink customers, consistent with the industry, and lost beer sales volumes on discontinuance of a contract that did not provide sufficient profitability. This decrease was somewhat offset by sales volume increases in the PRC of 14 percent during 2008. Sales were 10 percent higher in 2007 than in 2006 (7 percent higher including the effect from the legal settlement) with flat volumes being offset by higher sales prices, which were primarily due to rising aluminum prices and the pass through of various cost increases to customers. Based on publicly available information, we estimate that our shipments of metal beverage containers were approximately 30 percent of total U.S. and Canadian shipments and 22 percent of total PRC shipments in 2008. We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions.

During the second quarter of 2007, Miller asserted various claims against a wholly owned subsidiary of the company, primarily related to the pricing of the aluminum component of the containers supplied by the subsidiary, and on October 4, 2007, the dispute was settled in mediation. Miller received $85.6 million ($51.8 million after tax) on settlement of the dispute, and Ball retained all of Miller’s beverage can and end supply through 2015. Miller received a one-time payment of $70.3 million ($42.5 million after tax) in January 2008 (recorded on the December 31, 2007, consolidated balance sheet in other current liabilities) with the remainder of the settlement to be recovered over the life of the supply contract, which extends through 2015. On July 1, 2008, Miller’s business was combined with the U.S. business of Coors Brewing Company, which we also supply, to form MillerCoors, LLC.

Segment earnings in 2008 were $243.5 million ($284.1 million excluding business consolidation costs discussed in more detail below) compared to $240.8 million ($326.4 million excluding the legal settlement) in 2007 and $285.8 million in 2006. Excluding the $40.6 million in business consolidation charges in 2008 and $85.6 million settlement in 2007, earnings in 2008 were lower than in 2007 by 13 percent, primarily due to raw material inventory gains of $52 million realized in 2007, which did not recur in 2008. Earnings in 2008 were also negatively impacted by lower North American sales volumes, which were partially offset by the higher sales volumes in the PRC. Positive cost impacts from a new end technology project commenced in 2006 and other cost optimization measures partially offset the prior year non-recurring inventory gain and the unfavorable net sales volume decreases. The higher segment earnings in 2007, before the legal settlement, compared to 2006 were due to raw material inventory gains in 2007 that exceeded 2006 by approximately $30 million. Also contributing were approximately $9 million of lower manufacturing costs related to the new end technology project and improved production efficiencies. These gains were offset by increased repair and maintenance costs and higher labor and other conversion costs, a portion of which could not be passed through to our customers.

On April 23, 2008, Ball announced that by the end of 2008 it would close a metal beverage packaging plant in Kent, Washington, and in 2008 recorded pretax charges of $7.1 million ($4.3 million after tax), including the sale of the plant facility in the fourth quarter. The closure of the Kent facility is expected to result in net fixed costs savings of approximately $10 million in 2009. Also in the second quarter of 2008, a gain of $7.2 million ($4.4 million after tax) was recorded for the recovery of previously expensed pension, employee severance and other benefit closure obligation costs no longer required. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of our multi-year project.

On October 30, 2008, Ball announced the closure of two North American metal beverage can plants. A plant in Kansas City, Missouri, which primarily manufactures specialty beverage cans, will be closed by the end of the first quarter 2009, with manufacturing volumes absorbed by other North American beverage can plants. A plant in Puerto Rico, which manufactured 12-ounce beverage cans, was closed at the end of 2008. A pretax charge of approximately $40.7 million ($25.2 million after tax) was recorded in the fourth quarter of 2008 with an additional $5 million ($3 million after tax) expected in 2009. Cost reductions associated with these plant closings are expected to be up to $30 million in 2009 and be $7 million cash positive upon final disposition of the assets.

Metal Beverage Packaging, Europe

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Europe. Ball Packaging Europe, which represents an estimated 29 percent of total European metal beverage container manufacturing capacity, has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia, and is the second largest metal beverage container business in Europe.

This segment accounted for 25 percent of consolidated net sales in 2008 (22 percent in 2007 and 20 percent in 2006). Segment sales in 2008 as compared to 2007 were 13 percent higher due largely to approximately 8 percent higher sales volume, consistent with overall market growth; higher sales prices and foreign currency sales gains of 8 percent on the strength of the euro. These positive impacts were offset by certain small unfavorable cost changes, including product mix changes towards smaller containers. Segment sales in 2007 were 26 percent higher than in 2006, due primarily to over 9 percent higher sales volume, higher sales prices and foreign currency sales gains of 9 percent on the strength of the euro. Higher segment volumes in both periods were aided by the growth in Europe of specialty can volumes, including the successful introduction of the Ball sleek can into Italy. The slow return of the metal beverage can to the German market, following the mandatory deposit legislation previously reported on, is being offset by stronger demand outside Germany.

Segment earnings were $230.9 million in 2008, $228.9 million in 2007 and $252.3 million ($176.8 million excluding a $75.5 million property insurance gain) in 2006. Earnings in 2008 were positively impacted by an increase in net margins of $55 million due to the combined impact of the increased sales volumes and price recovery initiatives, which exceeded the negative impact from product mix, as well as approximately $20 million related to a stronger euro. These improvements were partially offset by $36 million of higher other costs including a negative foreign exchange impact from the conversion of the British pound to the euro and $35.1 million for business interruption recoveries in 2007 that were not repeated in 2008 (for further details see below). Earnings in 2007 compared to 2006, excluding the $75.5 million property insurance gain received in 2006 due to a fire at the company’s Hassloch, Germany, metal beverage can plant (further details are provided below), were positively impacted by an increase in net margins of $76 million due to the combined impact of increased sales volumes and price recovery initiatives, $16 million from cost control programs and $13 million related to a stronger euro. These improvements were partially offset by $26 million of other higher costs and $15.9 million of lower business interruption insurance recognition in 2007.

On April 1, 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. The property insurance proceeds recorded for the combined years ended December 31, 2007 and 2006, which were based on replacement cost, were €86.3 million ($109.9 million). A €26.7 million ($33.8 million) fixed asset write down was recorded to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a pretax gain of €59.6 million ($75.5 million) was recorded in the 2006 consolidated statement of earnings to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €27.2 million ($35.1 million) and €40 million ($51 million) were recorded in cost of sales in 2007 and 2006, respectively, for insurance recoveries related to business interruption costs, as well as €11.3 million ($14.3 million) in 2006 to offset clean-up costs.

Metal Food and Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The company acquired U.S. Can Corporation (U.S. Can) on March 27, 2006, and with that acquisition, added to its metal food can business the production and sale of aerosol cans, paint cans, plastic pails and decorative specialty cans. Effective January 1, 2007, responsibility for the plastic pail product line, with 2007 net sales of $52.1 million, was transferred to the plastic packaging, Americas, segment. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer.

This segment accounted for 16 percent of consolidated net sales in 2008 (16 percent in 2007 and 17 percent in 2006). Segment sales in 2008 increased 3 percent as compared to 2007 mostly due to higher selling prices offset by an approximate 3 percent decrease in sales volumes primarily as a result of decisions by management to discontinue low margin business, which led to the announced closure of our Commerce, California, and Tallapoosa, Georgia, facilities in 2007. We estimate our 2008 shipments account for approximately 19 percent and 50 percent of total annual U.S. and Canadian steel food container and steel aerosol container shipments, respectively. Segment sales in 2007 increased 4 percent as compared to 2006 due to an approximate 10 percent increase in sales for the inclusion of a full year’s sales from the acquisition of U.S. Can, partially offset by a 3 percent decline in sales from lost business, as well as customer operating issues in food cans, including a fire in a customer’s factory, and unfavorable weather conditions in the Midwest.

Segment earnings were $69.7 million ($68.1 million excluding a $1.6 million gain from business consolidation activities) in 2008, compared to a loss of $8 million (earnings of $36.2 million excluding business consolidation costs of $44.2 million) in 2007 and earnings of $2.4 million ($37.9 million excluding business consolidation costs of $35.5 million) in 2006. Excluding the business consolidation activities for each period, earnings in 2008 exceeded 2007 by approximately 88 percent primarily related to improved pricing, better manufacturing performance and the settlement of a claim in the amount of almost $7 million offset by the negative impact of 3 percent lower sales volumes in 2008. The 4 percent lower earnings in 2007 compared to 2006, excluding the business consolidation charges, were primarily related to increased steel and coating material costs, partially offset by improved manufacturing performance in 2007 and higher cost of sales in the second quarter of 2006 related to $6.1 million of purchase accounting adjustments for inventory valuations associated with the acquired U.S. Can finished goods inventory. While pricing pressures continue on all of our raw materials, other direct materials and freight and utility costs, we continue to seek price increases in the market place.

In October 2007, Ball announced plans to close aerosol manufacturing plants in Tallapoosa, Georgia, and Commerce, California, and announced its intent to exit the custom and decorative tinplate can business located in Baltimore, Maryland. A pretax charge of $44.2 million ($26.8 million after tax) was recorded in the fourth quarter of 2007 primarily related to these closures. Ball incurred additional net pretax charges of $3.5 million primarily related to lease cancellation costs for the closure of the Commerce facility during 2008. Additionally, during the fourth quarter of 2008, it was determined, based on market conditions that we would remain in the custom and decorative tinplate can business, which resulted in the reversal of $5.4 million in business consolidation charges previously recorded. We closed the Tallapoosa facility early in the first quarter of 2009 and do not anticipate further charges related to this closure. When completed in 2009, the actions are expected to yield annualized pretax cost savings in excess of $15 million and improve the aerosol plant utilization rate to more than 85 percent from about 70 percent. The cash costs of these actions are expected to be offset by proceeds on asset dispositions and tax recoveries.

In the fourth quarter of 2006, as part of the realignment of the metal food and household products packaging, Americas, segment, a charge of $35.5 million ($28.7 million after tax) was recorded primarily related to the closure of a plant in Burlington, Ontario, for employee termination and pension costs, plant decommissioning costs and fixed asset impairment charges. The Burlington plant was sold during the third quarter of 2008 completing the restructuring plan, except for pension costs, which resulted in an additional $0.3 million in business consolidation charges.

As reported in our second quarter Form 10-Q, during the third quarter our aerosol business experienced a tinplate supply issue due to a major supplier’s failure to deliver committed metal. While this matter affected a limited, seasonal part of this segment’s product mix, it caused a supply disruption with some of our customers that resulted in lost sales and profitability for Ball during the year. We have made every effort to fulfill our customers’ requests and minimize the impact on our customer base. We are now receiving the necessary tinplate to produce products for our customers, and future raw material supply arrangements are scheduled.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. and Canada (through most of the third quarter of 2008), which manufacture PET and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications. On March 28, 2006, Ball acquired certain North American plastic bottle container assets from Alcan Packaging (Alcan), including two plastic container manufacturing plants in the U.S. and one in Canada, as well as certain manufacturing equipment and other assets from other Alcan facilities. Effective January 1, 2007, the plastic packaging, Americas, segment assumed responsibility for plastic pail assets acquired as part of the U.S. Can acquisition. Accordingly, 2006 segment amounts have been retrospectively adjusted to reflect the transfer. Manufacturing operations ceased in Canada during the third quarter of 2008 with the closure of the Brampton, Ontario, plant.

This segment accounted for 9 percent of consolidated net sales in 2008 (10 percent in both 2007 and 2006). Segment sales in 2008 decreased 2 percent, or approximately $17 million, as compared to 2007 due to a decrease of approximately 9 percent in sales volume offset by higher raw material cost increases passed through to customers during 2008. The volume loss included decreases in carbonated soft drink and water bottle sales due, in part, to lower convenience store sales by our customers, which were partially offset by higher sales in specialty business markets (e.g., custom hot-fill, alcohol, food and juice drinks). Reduced preform sales also contributed to the 2008 sales decrease due, in part, to the bankruptcy filing of a preform customer. Segment sales in 2007 increased 8 percent as compared to 2006 primarily due to an increase in sales of 7 percent related to the March 2006 acquisition of Alcan and the inclusion of the acquired U.S. Can plastic pail business, as well as an increase of 3 percent for higher sales volumes related to the legacy business.

Segment earnings were $7.5 million in 2008, $25.9 million in 2007 and $28.3 million in 2006. Excluding the business consolidation charges of $8.3 million in 2008 (further details are provided below) and $0.4 million in 2007, earnings in 2008 were lower than in 2007 by approximately 40 percent primarily due to the previously mentioned volume losses and a $1.8 million charge due to a customer bankruptcy filing during the second quarter of 2008. Earnings in 2007 were lower than in 2006 primarily due to lower sales margins related to approximately $5 million of customer pricing concessions and $2 million of higher labor and overhead costs. The earnings inhibitors were partially offset by approximately $2 million from volume growth in specialty PET sales combined with the incremental margin impact of sales in the first quarter of 2007 related to the acquired Alcan and U.S. Can plants. In view of the low PET margins, we continue to focus our efforts on price and margin recovery initiatives, as well as PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets. In the polypropylene plastic container arena, development efforts are primarily focused on custom packaging markets.

We estimate our 2008 shipments of PET plastic bottles to be approximately 10 percent of total U.S. and Canadian PET container shipments. In addition the plastic packaging, Americas, segment shipped approximately 750 million polypropylene food and specialty containers during 2008.

On June 26, 2008, Ball announced the closure of a plastic packaging manufacturing plant in Brampton, Ontario, which ceased operations in the third quarter of 2008. A pretax charge of $8.3 million ($7.8 million after tax) was recorded during 2008 for employee termination and other benefit costs, lease cancellation costs and fixed asset impairment. The Brampton operations have been consolidated into the company’s other plastic packaging manufacturing facilities in the United States, and the closure of this facility is expected to result in annual, fixed-cost savings of approximately $4 million beginning in 2009.

Aerospace and Technologies

Aerospace and technologies segment sales represented 10 percent of consolidated net sales in 2008 (11 percent in 2007 and 10 percent in 2006). Segment sales in 2008 were 5 percent lower as compared to 2007 as a result of a combination of large programs nearing completion, program terminations, delays in program awards and government funding constraints. The reductions were partially offset by new program starts and increased scope on previously awarded contracts. Segment sales in 2007 were 17 percent higher than in 2006 due to new programs, cost overruns on fixed-price contracts, increased scope on previously awarded contracts and growth in our commercial contracts.

Some of the segment’s high-profile contracts include: the WorldView 2 advanced commercial remote sensing satellites; the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and a number of antennas for the Joint Strike Fighter.

Segment earnings in 2008 were $83.3 million ($76.2 million excluding the sale of an Australian subsidiary discussed in more detail below), $64.6 million in 2007 and $50 million in 2006. Excluding the pretax gain on the sale of BSG of $7.1 million in the first quarter of 2008, earnings in 2008 were up 18 percent in comparison to 2007. Earnings improved year over year as the sales volume decline described above was more than offset by improved margins on contracts due to improvements in program execution, risk retirement on several fixed price programs, as well as a reduction of unreimbursable pension and benefit expenses. Earnings improvement in 2007 as compared to 2006 was primarily due to higher net sales, particularly related to the WorldView and other commercial space contracts, an improved contract mix and better program execution.

On February 15, 2008, Ball completed the sale of its shares in BSG to QinetiQ Pty Ltd for approximately $10.5 million, including cash sold of $1.8 million. BSG provided services to the Australian department of defense and related government agencies. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 91 percent of segment sales in 2008, 84 percent in 2007 and 90 percent in 2006. Contracted backlog for the aerospace and technologies segment at December 31, 2008 and 2007, was $597 million and $774 million, respectively.

Additional Segment Information

For additional information regarding the company’s segments, see the summary of business segment information in Note 2 accompanying the consolidated financial statements within Item 8 of this report. The charges recorded for business consolidation activities were based on estimates by Ball management and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 6 accompanying the consolidated financial statements within Item 8 of this report.

Undistributed Corporate Expenses, Net

Undistributed corporate expenses, net, were $39.6 million, $38.3 million and $37.5 million for 2008, 2007 and 2006, respectively. Included in the undistributed corporate expenses for 2008 was $11.5 million for mark-to-market losses related to aluminum derivative instruments that will reverse and result in a gain in 2009. These aluminum derivative instruments are fully matched with customer sales arrangements that mature in 2009; therefore, the mark-to-market losses will reverse in 2009 resulting in $11.5 million of pretax earnings.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $288.2 million, $323.7 million and $287.2 million for 2008, 2007 and 2006, respectively. The decreases in SG&A expenses in 2008 compared to 2007 were due to $7.6 million of lower general and administrative costs as a result of the sale in February 2008 of the aerospace and technologies segment’s Australian subsidiary, lower aerospace research and development costs and bid and proposal costs of $3.7 million, life insurance death benefits of $6.5 million, settlement of a claim for approximately $7 million, the favorable net year-over-year change in foreign currency hedges and exchange impacts of $11.6 million and other miscellaneous net cost reductions.

The increase in SG&A expenses in 2007 compared to 2006 were $4.5 million of additional SG&A from the U.S. Can acquisition, higher research and development costs and aerospace bid and proposal costs of $9.4 million, increased sales and marketing efforts of $5.4 million and $15.8 million of compensation and benefit increases, including year-over-year incentive compensation costs.

For the U.S. pension plans, we intend to maintain our current return on asset assumption of 8.25 percent and our discount rate assumption of 6.25 percent for 2009. Based on these assumptions and excluding 2008 curtailment expense, U.S. pension expense for 2009 is anticipated to increase $3.9 million compared to 2008, most of which will be included in cost of sales. Pension expense in Europe and Canada combined is expected to be comparable to the 2008 expense. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $2.4 million increase in the 2009 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $2.8 million of additional pension expense in 2009. Additional information regarding the company’s pension plans is provided in Note 17 accompanying the consolidated financial statements within Item 8 of this report.

Interest and Taxes

Consolidated interest expense was $137.7 million in 2008, $149.4 million in 2007 and $134.4 million in 2006. The reduced expense in 2008 was primarily due to lower interest rates on floating rate debt, as U.S. and European Central Banks cut interest rates amid the global financial crisis. The higher expense in 2007 as compared to 2006 was primarily due to the additional borrowings used to finance the acquisitions of U.S. Can and the Alcan assets, combined with higher interest rates in 2007.

Ball’s consolidated effective income tax rate for 2008 was 32.6 percent compared to 26.3 percent in 2007 and 29.4 percent in 2006. The lower tax rate in 2007 as compared to 2008 and 2006 was primarily the result of earnings mix (higher foreign earnings taxed at lower rates) and net tax benefit adjustments of $17.2 million recorded in 2007. Additionally, the inability to fully use Canadian net operating losses on plant closures in 2008 and 2006 contributed to higher rates in those years. The 2008 rate was partially reduced by a $4.5 million tax benefit recognized during the third quarter of 2008 for an enacted tax law change in the United Kingdom, which was offset by the impact of non-deductible losses in the cash surrender value of certain company-owned life insurance plans. The $17.2 million net reduction in the 2007 tax provision was primarily a result of enacted income tax rate reductions in Germany and the United Kingdom and a tax loss related to the company’s Canadian operations, which were offset by an increase in the tax provision in 2007 to adjust for the final settlement negotiations concluded with the Internal Revenue Service (IRS) related to a company-owned life insurance plan (discussed below). Based on current estimates, the 2009 effective income tax rate is expected to be around 33.5 percent.

During 2007 the company concluded final settlement negotiations with the IRS on the deductibility of interest expense on incurred loans from a company-owned life insurance plan. An additional accrual of $7 million was made in the third quarter of 2007 to adjust the accrued liability to the final settlement of $18.4 million, including interest, for the years 2000-2004, which were under examination, and for the unaudited years 2005-2006. This settlement included agreement on the prospective treatment of interest deductibility on the policy loans, which will not have a significant impact on earnings per share, cash flow or liquidity in future periods. Further details are available in Note 16 to the consolidated financial statements within Item 8 of this report.

Results of Equity Affiliates

Equity in the earnings of affiliates is primarily attributable to our 50 percent ownership in packaging investments in the U.S. and Brazil. Earnings were $14.5 million in 2008, $12.9 million in 2007 and $14.7 million in 2006.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements within Item 8 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. We had in excess of half a billion dollars of available funds under committed multi-currency revolving credit facilities at December 31, 2008. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, the current global credit, financial and economic crisis or any of the other factors we describe in Item 1A, “Risk Factors.”

In our worldwide beverage can business, we use financial derivative contracts as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of this report to manage future aluminum price volatility for our customers. As these derivative contracts are matched to customer sales contracts, they have little or no economic impact on our earnings. Ball’s financial counterparties to these derivative contracts require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and other financial counterparties on these derivative contracts. At December 31, 2008, Ball had $229.5 million of cash posted as collateral and had received $124 million of cash from customers for a net amount of $105.5 million. The cash flows of the collateral postings are shown in the investing section of our consolidated statements of cash flows. Assuming aluminum prices remain unchanged, we would expect to recover all of these cash deposits in 2009.

Cash flows provided by operations were $627.6 million in 2008 compared to $673 million in 2007 and $401.4 million in 2006. The reduction in 2008 as compared to 2007 was primarily due to the payment of approximately $70 million in January 2008 of a legal settlement to a customer. This reduction was partially offset by the net impact of increases in net earnings and depreciation, lower tax payments, lower pension contributions and a net increase in working capital during the year. The improvement in 2007 as compared to 2006 was primarily due to higher net earnings before the legal settlement in 2007 and the insurance gain in 2006 related to the Hassloch fire. The improvement in 2007 was also the result of reduced changes in working capital components and lower income tax payments, partially offset by higher pension contributions.

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) to plan stock-buy back levels, (3) to evaluate strategic investments and (4) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. generally accepted accounting principles, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less additions to property, plant and equipment (capital spending). Free cash flow is typically derived directly from the company’s cash flow statements; however, it may be adjusted for items that affect comparability between periods. An example of such an item included the company’s decision in 2007 to contribute an additional $44.5 million ($27.3 million after tax) to its pension plans.  Additional examples include property insurance proceeds for the replacement of the fire-damaged assets in our Hassloch, Germany, plant, which are included in capital spending amounts in 2006.

Based on this, our consolidated free cash flow is summarized as follows:

($ in millions)	2008	2007	2006

Cash flows from operating activities	$627.6	$673.0	$401.4
Capital spending	(306.9)	(308.5)	(279.6)
Proceeds for replacement of fire-damaged assets	–	48.6	61.3
Incremental pension funding, net of tax	–	27.3	–
Free cash flow	$320.7	$440.4	$183.1

Based on information currently available, we estimate cash flows from operating activities for 2009 to be approximately $625 million, capital spending to be approximately $250 million and free cash flow to be in the $375 million range. Capital spending of $306.9 million in 2008 exceeded depreciation and amortization expense of $297.4 million. We have reduced our expected capital spending year over year, and we do not intend to buy back stock until the capital markets show sufficient signs of recovery. Initially in 2009 we will focus on reducing our debt and growing our cash balances.

Debt Facilities and Refinancing

Interest-bearing debt at December 31, 2008, increased $51.5 million to $2.41 billion from $2.36 billion at December 31, 2007. The 2008 debt increase from 2007 was primarily due to the financing of $105.5 million in net cash collateral deposits. In 2009 we intend to allocate our operating cash flow to reducing our debt and growing our cash balances while covering our capital spending programs, dividends and incremental pension funding.

At December 31, 2008, $502 million was available under the company’s multi-currency revolving credit facilities. The company also had $332 million of short-term uncommitted credit facilities available at the end of the year, of which $155.6 million was outstanding. The committed credit facilities are available until October 2011.

Given our free cash flow projections and unused credit facilities that are available until October 2011, the company’s liquidity is strong and is expected to meet its ongoing operating cash flow and debt service requirements. While the current financial and economic conditions have raised concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis.

The current financial and economic environment has exacerbated liquidity and credit risks with some of our customers and suppliers. In October 2008, we advanced interest-bearing funding of $22 million in support of one of our key suppliers, which advance is secured by accounts receivable and inventory.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $250 million and $170 million at December 31, 2008 and 2007, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets.

The company was in compliance with all loan agreements at December 31, 2008, and all prior years presented, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about the company’s debt and receivables sales agreements are available in Notes 15 and 9, respectively, accompanying the consolidated financial statements within Item 8 of this report.

Other Liquidity Items

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2008, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$2,250.7	$147.3	$1,140.5	$509.3	$453.6
Capital lease obligations	3.8	0.5	0.8	0.8	1.7
Interest payments on long-term debt (b)	485.2	98.7	166.4	93.3	126.8
Operating leases	187.3	46.7	66.0	36.7	37.9
Purchase obligations (c)	3,818.9	2,004.9	1,632.3	181.7	–
Total payments on contractual obligations	$6,745.9	$2,298.1	$3,006.0	$821.8	$620.0

(a)	Amounts reported in local currencies have been translated at the year-end exchange rates.
(b)	For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of hedging instruments.
(c)	The company’s purchase obligations include contracted amounts for aluminum, steel, plastic resin and other direct materials. Also included are commitments for purchases of natural gas and electricity, aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may not result in penalties and, therefore, actual payments could vary significantly.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, may be in the range of $88 million to $93 million in 2009. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $69.5 million, $73.7 million, $76.4 million, $81 million and $84.5 million for the years ending December 31, 2009 through 2013, respectively, and a total of $482.7 million for the years 2014 through 2018. Payments to participants in the unfunded German plans are expected to be approximately $24 million to $25 million in each of the years 2009 through 2013 and a total of $125.6 million for the years 2014 through 2018.

Our share repurchases in 2008 aggregated $299.6 million, net of issuances, compared to $211.3 million net of repurchases in 2007 and $45.7 million in 2006. The net repurchases in 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares. Additionally, in 2007 net repurchases included a $51.9 million settlement on January 5, 2007, of a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares. We do not expect to repurchase a significant number of common shares in 2009.

On December 12, 2007, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

Annual cash dividends paid on common stock were 40 cents per share in 2008, 2007 and 2006. Total dividends paid were $37.5 million in 2008, $40.6 million in 2007 and $41 million in 2006.

Contingencies

The company is subject to various risks and uncertainties in the ordinary course of business due, in part, to the competitive nature of the industries in which the company participates. We do business in countries outside the U.S., have changing commodity prices for the materials used in the manufacture of our packaging products and participate in changing capital markets. We attempt to reduce these risks and uncertainties through the establishment of risk management policies and procedures, including, at times, the use of certain derivative financial instruments as explained in Item 7A of this report.

From time to time, the company is subject to routine litigation incident to its businesses. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites.

Pursuant to the merger agreement with the former shareholders of U.S. Can, a certain portion of the common share consideration issued for the acquisition of U.S. Can was placed in escrow and was subsequently converted into cash, which was to be used for the settlement of certain post-acquisition claims, pursuant to the terms of the merger agreement. During the second quarter of 2007, Ball asserted claims against the former shareholders of U.S. Can, which were disputed. The representative for the former shareholders of U.S. Can filed a lawsuit against the company in the first quarter of 2008 seeking a declaration of the parties’ rights and obligations with respect to the claims asserted by the company. This matter was settled during the fourth quarter of 2008.

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

Forward-Looking Statements

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global credit crisis and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of the German mandatory deposit or other restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; the current global credit situation; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of chemicals or substances used in raw materials or in the manufacturing process, particularly the recent publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Risk Management

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum ingot primarily by entering into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow and fair value hedges of commodity price risk where there is not a pass-through arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2008 and in 2007, we were able to pass through to our customers the majority of steel cost increases. We anticipate at this time that we will be able to pass through the majority of the steel price increases that occur over the next 12 months.

In Europe and the PRC, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers that reduce the company's exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures to match underlying purchase volumes and pricing with sales volumes and pricing for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $6 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be an $8 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $7 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates. Subsequent to year end, the company has taken further steps to reduce its exposure to natural gas and diesel fuel prices in 2009.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2008, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

Based on our interest rate exposure at December 31, 2008, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $7 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars.

Considering the company’s derivative financial instruments outstanding at December 31, 2008, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $18 million after-tax reduction in net earnings over a one-year period. This amount includes the $8 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $84 million. Actual changes in market prices or rates may differ from hypothetical changes.

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

On December 3, 2007, Ball entered into a forward repurchase agreement for the purchase of 675,000 shares of its common stock. This agreement was settled for $31 million on January 7, 2008, and the shares were delivered that day. On December 12, 2007, we entered into an accelerated share repurchase agreement for approximately $100 million. The agreement provided for the delivery of 2,038,657 shares, which represented 90 percent of the total estimated shares to ultimately be delivered. The $100 million was paid on January 7, 2008, at the time the shares were delivered. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
February 25, 2009

Consolidated Statements of Earnings
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions, except per share amounts)	2008	2007	2006

Net sales	$7,561.5	$7,475.3	$6,621.5
Legal settlement (Note 5)	–	(85.6)	–
Total net sales	7,561.5	7,389.7	6,621.5

Costs and expenses
Cost of sales (excluding depreciation)	6,340.4	6,226.5	5,540.4
Depreciation and amortization (Notes 2, 11 and 13)	297.4	281.0	252.6
Selling, general and administrative	288.2	323.7	287.2
Business consolidation and other costs (Note 6)	52.1	44.6	35.5
Gain on sale of subsidiary (Note 7)	(7.1)	–	–
Property insurance gain (Note 8)	–	–	(75.5)
	6,971.0	6,875.8	6,040.2

Earnings before interest and taxes	590.5	513.9	581.3

Interest expense (Note 15)	(137.7)	(149.4)	(134.4)

Earnings before taxes	452.8	364.5	446.9
Tax provision (Note 16)	(147.4)	(95.7)	(131.6)
Minority interests	(0.4)	(0.4)	(0.4)
Equity in results of affiliates	14.5	12.9	14.7
Net earnings	$319.5	$281.3	$329.6

Earnings per share (Notes 18 and 19):
Basic	$3.33	$2.78	$3.19
Diluted	$3.29	$2.74	$3.14

Weighted average shares outstanding (000s) (Note 19):
Basic	95,857	101,186	103,338
Diluted	97,019	102,760	104,951

Cash dividends declared and paid, per share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2008	2007
Assets
Current assets
Cash and cash equivalents	$127.4	$151.6
Receivables, net (Note 9)	507.9	582.7
Inventories, net (Note 10)	974.2	998.1
Cash collateral – receivable (Note 3)	229.5	–
Deferred taxes and other current assets (Notes 16 and 20)	326.3	110.5
Total current assets	2,165.3	1,842.9

Property, plant and equipment, net (Notes 8 and 11)	1,866.9	1,941.2
Goodwill (Notes 4 and 12)	1,825.5	1,863.1
Intangibles and other assets, net (Notes 13 and 16)	511.0	373.4
Total Assets	$6,368.7	$6,020.6

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 15)	$303.0	$176.8
Accounts payable	763.7	763.6
Accrued employee costs	232.7	238.0
Income taxes payable (Note 16)	8.9	15.7
Cash collateral – liability (Note 3)	124.0	–
Other current liabilities (Note 20)	430.1	319.0
Total current liabilities	1,862.4	1,513.1

Long-term debt (Note 15)	2,107.1	2,181.8
Employee benefit obligations (Note 17)	981.4	799.0
Deferred taxes and other liabilities (Note 16)	330.5	183.1
Total liabilities	5,281.4	4,677.0
Contingencies (Note 25)	–	–
Minority interests	1.5	1.1

Shareholders’ equity (Note 18)
Common stock (160,916,672 shares issued – 2008; 160,678,695 shares issued – 2007)	788.0	760.3
Retained earnings	2,047.1	1,765.0
Accumulated other comprehensive earnings (loss)	(182.5)	106.9
Treasury stock, at cost (67,184,722 shares – 2008; 60,454,245 shares – 2007)	(1,566.8)	(1,289.7)
Total shareholders’ equity	1,085.8	1,342.5
Total Liabilities and Shareholders’ Equity	$6,368.7	$6,020.6

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions)	2008	2007	2006
Cash Flows from Operating Activities
Net earnings	$319.5	$281.3	$329.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	297.4	281.0	252.6
Gain on sale of subsidiary (Note 7)	(7.1)	–	–
Legal settlement (Note 5)	(70.3)	85.6	–
Property insurance gain (Note 8)	–	–	(75.5)
Business consolidation and other costs (Note 6)	47.9	42.3	34.2
Deferred taxes (Note 16)	19.6	(21.0)	38.2
Other, net	25.7	(30.9)	(40.4)
Working capital changes, excluding effects of acquisitions:
Receivables	37.0	26.9	(57.0)
Inventories	2.4	(41.0)	(132.2)
Other current assets	(112.3)	(0.7)	4.7
Accounts payable	15.7	27.4	121.6
Accrued employee costs	(17.2)	32.7	53.1
Other current liabilities	69.6	(44.8)	(19.9)
Income taxes payable and current deferred tax assets, net	3.3	32.2	(62.4)
Other, net	(3.6)	2.0	(45.2)
Cash provided by operating activities	627.6	673.0	401.4
Cash Flows from Investing Activities
Additions to property, plant and equipment	(306.9)	(308.5)	(279.6)
Cash collateral, net (Note 3)	(105.5)	–	–
Business acquisitions, net of cash acquired (Note 4)	(2.3)	–	(791.1)
Proceeds from sale of subsidiary, net of cash sold (Note 7)	8.7	–	–
Property insurance proceeds (Note 8)	–	48.6	61.3
Other, net	(12.0)	(5.9)	16.0
Cash used in investing activities	(418.0)	(265.8)	(993.4)
Cash Flows from Financing Activities
Long-term borrowings	753.7	299.1	1,423.7
Repayments of long-term borrowings	(734.5)	(373.3)	(679.3)
Change in short-term borrowings	108.1	(95.8)	23.0
Proceeds from issuances of common stock	27.2	46.5	38.4
Acquisitions of treasury stock	(326.8)	(257.8)	(84.1)
Common dividends	(37.5)	(40.6)	(41.0)
Other, net	4.3	9.5	(0.5)
Cash provided by (used in) financing activities	(205.5)	(412.4)	680.2
Effect of exchange rate changes on cash	(28.3)	5.3	2.3
Change in cash and cash equivalents	(24.2)	0.1	90.5
Cash and Cash Equivalents – Beginning of Year	151.6	151.5	61.0
Cash and Cash Equivalents – End of Year	$127.4	$151.6	$151.5

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings
Ball Corporation and Subsidiaries

($ in millions, except share amounts)	Years ended December 31,
	2008	2007	2006
Number of Common Shares Outstanding (000s)
Balance, beginning of year	160,679	160,027	158,383
Shares issued for stock options, other stock plans and business acquisitions, net of shares exchanged (a)	238	652	1,644
Balance, end of year	160,917	160,679	160,027
Number of Treasury Shares Outstanding (000s)
Balance, beginning of year	(60,454)	(55,890)	(54,183)
Shares purchased, net of shares reissued (a)(c)(d)	(6,731)	(4,564)	(1,707)
Balance, end of year	(67,185)	(60,454)	(55,890)
Common Stock
Balance, beginning of year	$760.3	$703.4	$633.6
Shares issued for stock options and other stock plans, net of shares exchanged (cash and noncash)	23.4	47.4	28.7
Shares issued for business acquisitions (a)	–	–	33.6
Tax benefit from option exercises	4.3	9.5	7.5
Balance, end of year	$788.0	$760.3	$703.4
Retained Earnings
Balance, beginning of year	$1,765.0	$1,535.3	$1,246.0
Net earnings	319.5	281.3	329.6
Common dividends, net of tax benefits	(37.4)	(40.2)	(40.3)
Adoption of new accounting standard (Note 16)	–	(11.4)	–
Balance, end of year	$2,047.1	$1,765.0	$1,535.3
Accumulated Other Comprehensive Earnings (Loss) (Note 18)
Balance, beginning of year	$106.9	$(29.5)	$(100.7)
Foreign currency translation adjustment	(48.2)	90.0	57.2
Pension and other postretirement items, net of tax (b)	(147.8)	57.9	55.9
Effective financial derivatives, net of tax	(93.4)	(11.5)	6.0
Net other comprehensive earnings (loss) adjustments	(289.4)	136.4	119.1
Adoption of new accounting standard (b)	–	–	(47.9)
Accumulated other comprehensive earnings (loss)	$(182.5)	$106.9	$(29.5)
Treasury Stock
Balance, beginning of year	$(1,289.7)	$(1,043.8)	$(925.5)
Shares purchased, net of shares reissued (c)(d)	(277.1)	(214.9)	(104.4)
Diversification of deferred compensation stock plan	–	(31.0)	–
Shares returned in business acquisitions (a)	–	–	(13.9)
Balance, end of year	$(1,566.8)	$(1,289.7)	$(1,043.8)
Comprehensive Earnings
Net earnings	$319.5	$281.3	$329.6
Net other comprehensive earnings adjustments (see details above) (b)	(289.4)	136.4	119.1
Comprehensive earnings (b)	$30.1	$417.7	$448.7

(a)
In connection with the acquisition of U.S. Can in 2006, 758,981 shares were originally issued at $44.28 per share. As a result of a purchase price adjustment, 314,225 shares were subsequently returned to Ball and recorded as treasury stock.

(b)
Within the company’s 2006 annual report, the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006, included a transition adjustment of $47.9 million, net of tax, related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158), as a component of 2006 comprehensive earnings rather than only as an adjustment to accumulated other comprehensive loss. The 2006 amounts have been revised to correct the previous reporting.

(c)
Amounts in 2007 and 2006 included 675,000 and 1,200,000 shares, respectively, for amounts repurchased under forward contracts not cash settled until after December 31. The contracts were settled for $31 million in January 2008 and $51.9 million in January 2007, respectively.

(d)
Includes 450,944 shares, 588,662 shares and 716,420 shares reissued in 2008, 2007 and 2006, respectively. The total amounts related to these share reissuances were $19.4 million, $26.5 million and $27.2 million in each of these three years, respectively.

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

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized under the cost-to-cost, percentage-of-completion method. This business segment sells using two types of long-term sales contracts – cost-type sales contracts, which represent approximately two-thirds of sales, and fixed price sales contracts, which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, whereas fixed price sales contracts are completed for a fixed price or involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

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

Acquisitions

The company accounts for acquisitions using the purchase method as required by SFAS No. 141, “Business Combinations” (SFAS No. 141). Under SFAS No. 141, the acquiring company allocates the purchase price to the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141 (revised 2007)) replaces the original SFAS No. 141 issued in June 2001 effective January 1, 2009, as discussed below in the new accounting standards.

Goodwill and Other Intangible Assets

We evaluate the carrying value of goodwill at the reporting unit level annually and when circumstances require utilizing the two-step impairment test prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), using the notion of implied fair value in the second step whenever a potential impairment is identified in the first step. For this evaluation, our reporting units are consistent with our reportable segments identified in Note 2 except that assets within metal beverage packaging, Americas, are tested separately from those in Asia. These reporting units have been identified based on the level at which discrete financial information is available to segment management. The fair values of goodwill are estimated using the net present value of discounted cash

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.   Critical and Significant Accounting Policies (continued)

flows, excluding any financing costs or dividends, generated by each reporting unit.  Our discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of our reporting units. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology. Our methodology of valuing goodwill has not changed from the prior year.

We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values. We test annually, and when circumstances require, intangible assets with indefinite lives for impairment, which are written down to fair value as deemed necessary.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover the majority of its employees. We also have postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents. The accounting for these plans is subject to the guidance provided in SFAS No. 158; SFAS No. 87, “Employers’ Accounting for Pensions;” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.” These statements require that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates, mortality and other assumptions. We believe that the accounting estimates related to our pension and postretirement plans are critical accounting estimates, because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

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

Effective with its December 31, 2006, year-end reporting, Ball adopted SFAS No. 158, which requires the recognition of the funded status of each defined benefit pension plan and other postretirement benefit plan on the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability.

In addition to defined benefit and postretirement plans, the company maintains reserves for employee medical claims, up to our insurance stop-loss limit, and workers’ compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information, including historical experience, actuarial estimates and current employee statistics.

Taxes on Income

Deferred tax assets, including operating loss, capital loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. In addition from time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities who regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions.

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

In June 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company records the related interest expense and penalties, if any, as a tax expense, consistent with the practice prior to adoption. Additional details about the adoption of FIN 48 are provided in Note 16. In May 2007 the FASB amended FIN 48 by issuing FASB Staff Position (FSP) FIN 48-1, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of FSP FIN 48-1 did not result in any changes to the amounts recorded in accordance with FIN 48.

Business Consolidation Costs

The company estimates its liabilities for business consolidation activities by accumulating detailed estimates of costs and asset sales proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; contract termination payments for contracts and leases; contractual obligations and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such disclosures represent management’s best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current period earnings and identified as business consolidation gains or losses.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, product sales, raw materials purchasing, inflation rates and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, or a derivative designated as a fair value hedge of a firm commitment not yet recorded on the balance sheet, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to market with gains and losses also reported immediately in earnings. In the statements of cash flows, derivative activities are classified in the same category as the items being hedged. The accounting for our cash collateral calls related to our derivative activities are classified as investing activities as discussed in Note 3.

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
Ball Corporation and Subsidiaries

1.   Critical and Significant Accounting Policies (continued)

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball Corporation and its controlled subsidiaries (collectively, Ball, the company, we or our). Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

Under certain business consolidation activities, accelerated depreciation may be required over the remaining useful life for designated assets to be scrapped or abandoned. The accelerated depreciation related to plant closures is disclosed as part of the business consolidation costs in the appropriate period.

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

Revenue Recognition in the Packaging Segments

Sales of products in the packaging segments are recognized when delivery has occurred and title has transferred, there is persuasive evidence of an agreement or arrangement, the price is fixed and determinable and collection is reasonably assured.

Fair Value Measurements

Effective January 1, 2008, the company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which establishes a framework for measuring value and emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value losses or gains are reported in earnings when identified.

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

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” and elected to use the modified prospective transition method and the Black-Scholes valuation model. The expected stock price volatility assumption utilized in the model was calculated from the historical method. Tax benefits associated with option exercises are reported in financing activities in the consolidated statements of cash flows. Further details regarding the expense calculated under the fair value based method are provided in Note 18.

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

Accounting Pronouncements

Recently Adopted Accounting Standards

SFAS No. 157 became effective for Ball on January 1, 2008. At this time, the January 1, 2008, adoption covers only financial assets and liabilities and those nonfinancial assets and liabilities already disclosed at fair value in the financial statements on a recurring basis but, subject to a deferral, will be expanded to all other nonfinancial assets and liabilities as of January 1, 2009. The company is in the process of evaluating what impact applying SFAS No. 157 to all other nonfinancial assets and liabilities will have on its consolidated financial statements but does not anticipate any material impact at this time. Details regarding the adoption of SFAS No. 157 and its effects on the company’s consolidated financial statements are available in Note 20.

New Accounting Standards

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS No. 160). This statement amends accounting and reporting standards for the noncontrolling interest in a subsidiary, requiring that such interests be reported as a separate component of shareholders’ equity. SFAS No. 160 also requires separate presentation in the consolidated statements of income of net income allocable to the noncontrolling interests from that attributable to the company’s shareholders. This statement is effective for Ball beginning on January 1, 2009, and will not have a material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.   Critical and Significant Accounting Policies (continued)

In December 2007 the FASB issued SFAS No. 141 (revised 2007), which replaces the original SFAS No. 141 issued in June 2001. The new standard retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values on the acquisition date, which replaces SFAS No. 141’s cost-allocation process. This standard also requires all costs to effect the acquisition and any related restructuring costs to be expensed as incurred. The new standard will be effective for Ball beginning on January 1, 2009, inasmuch as we enter into a business combination transaction.

In March 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 is intended to enhance the current disclosure requirements in SFAS No. 133. It requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, as well as information about credit-risk-related contingent features. It also requires a company to disclose the fair values of derivative instruments and their gains and losses in a tabular format to make the location of the derivative positions existing at period end and the effect of using derivatives during the reporting period more transparent in the company’s financial statements. The company also will be required to cross-reference information about derivative instruments within the footnotes to help users of the financial statements. SFAS No. 161 is effective for Ball beginning on January 1, 2009, and will not have a material impact on our consolidated financial statements.

In April 2008 the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for Ball as of January 1, 2009, on a prospective basis, and early adoption is prohibited. The company does not anticipate it will have a material impact on our consolidated financial statements at this time.

In November 2008 the Emerging Issues Task Force (EITF) issued EITF 08-06, “Equity Method Investment Accounting Considerations” (EITF 08-06). EITF 08-06 requires an entity to measure its equity method investment initially at cost, to recognize other-than-temporary impairments recorded by an investee and to account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. The guidance will be effective for Ball on January 1, 2009. The company does not anticipate it will have a material impact on our consolidated financial statements at this time.

Also in November 2008, the EITF issued EITF 08-07, “Accounting for Defensive Intangible Assets” (EITF 08-07). EITF 08-07 requires that a defensive intangible asset (acquired intangible asset that the acquirer does not intend to actively use for more than a transition period) be accounted for as a separate unit of accounting with a useful life that reflects the entity’s consumption of the expected benefits related to that asset and not be aggregated with an entity’s existing intangible assets. The guidance will be effective for Ball on January 1, 2009, inasmuch as we enter into a business combination.

In December 2008 the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (FSP No. FAS 132(R)-1). This guidance requires disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. FSP No. FAS 132(R)-1 is effective for Ball for the fiscal year ending December 31, 2009. The company is in the process of evaluating the impact this guidance will have on our consolidated financial statements.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.   Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines, after aggregating operating segments that have similar economic characteristics resulting in five reportable segments. Due to first quarter 2008 management reporting changes, Ball’s operations in the People’s Republic of China (PRC) with 2008 net sales of $289.6 million are now aggregated and included in the metal beverage packaging, Americas and Asia, segment (previously included with the company’s European operations). Also, effective January 1, 2007, a plastic pail product line with 2007 net sales of $52.1 million was transferred from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment. Prior periods have been retrospectively adjusted to the current presentation.

Metal beverage packaging, Americas and Asia:  Consists of operations in the U.S., Canada, Puerto Rico (through the end of 2008) and the PRC, which manufacture and sell metal beverage containers in North America and the PRC, as well as non-beverage plastic containers in the PRC.

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

The accounting policies of the segments are the same as those in the consolidated financial statements. We also have investments in companies in the U.S., PRC and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.   Business Segment Information (continued)

Major Customers

While there were no major customers (defined as 10 percent or more of consolidated net sales) for the year ended December 31, 2008, sales to SABMiller plc were 11 percent of consolidated net sales for each of the years ended December 31, 2007 and 2006.

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated
2008	$5,223.8	$2,337.7	$7,561.5
2007	5,268.4	2,121.3	7,389.7
2006	4,868.6	1,752.9	6,621.5

Summary of Net Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany (c)	Other (d)	Consolidated
2008	$2,160.6	$1,391.1	$651.7	$4,203.4
2007	2,052.3	1,441.1	684.3	4,177.7

(a)	Includes the company’s net sales in the PRC, Canada, Argentina and certain European countries (none of which was individually significant), intercompany eliminations and other.
(b)	Net long-lived assets primarily consist of property, plant and equipment; goodwill; and other intangible assets.
(c)
For reporting purposes, Ball Packaging Europe’s goodwill and intangible assets have been allocated to Germany. The total amounts allocated were $1,061.1 million and $1,108.9 million at December 31, 2008 and 2007, respectively.

(d)	Includes the company’s net long-lived assets in the PRC, Canada and certain European countries, not including Germany (none of which was individually significant), intercompany eliminations and other.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.   Business Segment Information (continued)

Summary of Business by Segment

($ in millions)	2008	2007	2006
Net Sales
Metal beverage packaging, Americas & Asia (a)	$2,989.5	$3,098.1	$2,808.6
Legal settlement (Note 5)	–	(85.6)	–
Total metal beverage packaging, Americas & Asia	2,989.5	3,012.5	2,808.6
Metal beverage packaging, Europe (a)	1,868.7	1,653.6	1,308.3
Metal food & household products packaging, Americas (b)	1,221.4	1,183.4	1,138.7
Plastic packaging, Americas (b)	735.4	752.4	693.6
Aerospace & technologies	746.5	787.8	672.3
Net sales	$7,561.5	$7,389.7	$6,621.5

Net Earnings
Metal beverage packaging, Americas & Asia (a)	$284.1	$326.4	$285.8
Legal settlement (Note 5)	–	(85.6)	–
Business consolidation costs (Note 6)	(40.6)	–	–
Total metal beverage packaging, Americas & Asia	243.5	240.8	285.8

Metal beverage packaging, Europe (a)	230.9	228.9	176.8
Property insurance gain (Note 8)	–	–	75.5
Total metal beverage packaging, Europe	230.9	228.9	252.3

Metal food & household products packaging, Americas (b)	68.1	36.2	37.9
Business consolidation costs (Note 6)	1.6	(44.2)	(35.5)
Total metal food & household products packaging, Americas	69.7	(8.0)	2.4

Plastic packaging, Americas (b)	15.8	26.3	28.3
Business consolidation costs (Note 6)	(8.3)	(0.4)	–
Total plastic packaging, Americas	7.5	25.9	28.3

Aerospace & technologies	76.2	64.6	50.0
Gain on sale of subsidiary (Note 7)	7.1	–	–
Total aerospace & technologies	83.3	64.6	50.0

Segment earnings before interest and taxes	634.9	552.2	618.8
Undistributed corporate expenses, net	(39.6)	(38.3)	(37.5)
Business consolidation and other costs (Note 6)	(4.8)	–	–
Total undistributed corporate expenses, net	(44.4)	(38.3)	(37.5)
Earnings before interest and taxes	590.5	513.9	581.3
Interest expense	(137.7)	(149.4)	(134.4)
Tax provision	(147.4)	(95.7)	(131.6)
Minority interests	(0.4)	(0.4)	(0.4)
Equity in results of affiliates	14.5	12.9	14.7
Net earnings	$319.5	$281.3	$329.6

(a)
Amounts in 2007 and 2006 were retrospectively adjusted for first quarter 2008 management reporting changes, which led to the reporting of Ball’s operations in the PRC within metal beverage packaging, Americas and Asia (previously included within the company’s European operations). Net sales were $248.6 million and $204.2 million in 2007 and 2006, respectively, and net earnings were $27.2 million and $16.4 million in 2007 and 2006, respectively, for Ball’s operations in the PRC.

(b)
Amounts in 2006 were retrospectively adjusted for the transfer of a plastic pail product line from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment, effective January 1, 2007.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.   Business Segment Information (continued)

Summary of Business by Segment (continued)

($ in millions)	2008	2007	2006
Depreciation and Amortization
Metal beverage packaging, Americas & Asia (a)	$84.5	$81.3	$82.0
Metal beverage packaging, Europe (a)	97.2	84.0	72.5
Metal food & household products packaging, Americas (b)	43.8	42.8	32.2
Plastic packaging, Americas (b)	48.8	51.6	46.2
Aerospace & technologies	19.5	17.9	16.4
Segment depreciation and amortization	293.8	277.6	249.3
Corporate	3.6	3.4	3.3
Depreciation and amortization	$297.4	$281.0	$252.6

Property, Plant and Equipment Additions
Metal beverage packaging, Americas & Asia (a)	$86.1	$91.7	$94.6
Metal beverage packaging, Europe (a)	139.8	146.4	76.2
Metal food & household products packaging, Americas (b)	34.5	23.0	19.4
Plastic packaging, Americas (b)	21.1	20.2	51.1
Aerospace & technologies	20.6	23.0	34.5
Segment property, plant and equipment additions	302.1	304.3	275.8
Corporate	4.8	4.2	3.8
Property, plant and equipment additions	$306.9	$308.5	$279.6

	December 31,
($ in millions)	2008	2007
Total Assets
Metal beverage packaging, Americas & Asia (a)	$1,873.0	$1,413.5
Metal beverage packaging, Europe (a)	2,434.5	2,369.2
Metal food & household products packaging, Americas	972.9	1,129.3
Plastic packaging, Americas	502.6	568.6
Aerospace & technologies	280.2	271.2
Segment assets	6,063.2	5,751.8
Corporate assets, net of eliminations	305.5	268.8
Total assets	$6,368.7	$6,020.6

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$12.5	$13.5
Metal beverage packaging, Europe	0.2	0.2
Corporate (c)	71.2	63.9
Investments in affiliates	$83.9	$77.6

(a)
Amounts in 2007 and 2006 were retrospectively adjusted for first quarter 2008 management reporting changes, which led to the reporting of Ball’s operations in the PRC within metal beverage packaging, Americas and Asia (previously included within the company’s European operations). Depreciation and amortization was $7.9 million in 2007 and $7.8 million in 2006 and additions were $4.3 million and $5.9 million in 2007 and 2006, respectively, for Ball’s operations in the PRC. Total assets were $231.2 million in 2007 for Ball’s operations in the PRC.

(b)
Amounts in 2006 were retrospectively adjusted for the transfer of a plastic pail product line from the metal food and household products packaging, Americas, segment to the plastic packaging, Americas, segment effective January 1, 2007.

(c)
Includes equity investments not evaluated as part of the segments’ assets. During 2008, due to management reporting changes, our investment in DigitalGlobe of $7.5 million was moved to corporate from aerospace and technologies.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.   Collateral Calls

In our worldwide beverage can business, we use financial derivative contracts to manage future aluminum price volatility for our customers. As these derivative contracts are matched to customer sales contracts, they have little or no economic impact on our earnings. Ball’s financial counterparties to these derivative contracts require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and financial counterparties on these derivative contracts. At December 31, 2008, Ball had $229.5 million of cash posted as collateral and had received $124 million of cash from customers for a net amount of $105.5 million. The cash flows of the posted collateral calls are shown within the investing section of our consolidated statements of cash flows. The majority of these contracts settle during 2009.

4.   Acquisitions

2006

U.S. Can Corporation

On March 27, 2006, Ball acquired all of the issued and outstanding shares of U.S. Can Corporation (U.S. Can) for 444,756 common shares of Ball Corporation (valued at $44.28 per share for a total of $19.7 million). Contemporaneously with the acquisition, Ball also refinanced $598.2 million of U.S. Can debt, including $26.8 million of bond redemption premiums and fees, and the company expects to realize tax benefits of approximately $44 million from acquired net operating tax loss and credit carryforwards of which approximately $25 million have been realized as of December 31, 2008. The acquired operations are included in the metal food and household products packaging, Americas, segment, except for a plastic pail product line that was transferred to the company’s plastic packaging, Americas, segment effective January 1, 2007, for which 2006 amounts have been retrospectively adjusted. The acquisition has been accounted for as a purchase and, accordingly, its results have been included in the consolidated financial statements since March 27, 2006.

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

5.   Legal Settlement

During the second quarter of 2007, Miller Brewing Company (Miller), a U.S. customer, asserted various claims against a wholly owned subsidiary of the company, primarily related to the pricing of the aluminum component of the containers supplied by the subsidiary, and on October 4, 2007, the dispute was settled in mediation. Miller received $85.6 million ($51.8 million after tax) on settlement of the dispute, and Ball retained all of Miller’s beverage can and end supply through 2015. Miller received a one-time payment of approximately $70.3 million ($42.5 million after tax) in January 2008 (recorded on the December 31, 2007, consolidated balance sheet in other current liabilities) with the remainder of the settlement to be recovered over the life of the contract through 2015.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.   Business Consolidation and Other Costs

Following is a summary of business consolidation activities included in the consolidated statements of earnings for the years ended December 31:

($ in millions)	2008	2007	2006

Metal beverage packaging, Americas & Asia	$(40.6)	$–	$–
Metal food & household products packaging, Americas	1.6	(44.2)	(35.5)
Plastic packaging, Americas	(8.3)	(0.4)	–
Corporate other costs	(4.8)	–	–
	$(52.1)	$(44.6)	$(35.5)

2008

Metal Beverage Packaging, Americas & Asia

On October 30, 2008, the company announced the closure of two North American metal beverage can plants. A plant in Kansas City, Missouri, which primarily manufactures specialty beverage cans, will be closed by the end of the first quarter of 2009 with manufacturing volumes absorbed by other North American beverage can plants. A plant in Puerto Rico, which manufactured 12-ounce beverage cans, was closed at the end of 2008. A pretax charge of $40.7 million ($25.2 million after tax) was recorded in the fourth quarter of 2008. The charge included $17 million for employee severance, pension and other employment benefit costs; and $9 million of accelerated depreciation and $14 million for the write down to net realizable value of certain fixed assets and related spare parts. All remaining costs, excluding pension costs of $6 million, are expected to be incurred or paid during 2009. The carrying value of fixed assets remaining for sale in connection with the plant closures was $5.5 million at December 31, 2008. An additional charge for accelerated depreciation of $5 million ($3 million after tax) is expected to be recorded in the first quarter of 2009.

On April 23, 2008, the company announced plans to close a U.S. metal beverage packaging plant in Kent, Washington. A pretax charge of $11.2 million ($6.8 million after tax) was recorded during the second and third quarters and included $9.2 million for employee severance, pension and other employee benefit costs and $2 million primarily related to accelerated depreciation and the write down to net realizable value of certain fixed assets, related spare parts and tooling inventory. The plant was shut down during the third quarter, and the land and building was sold in the fourth quarter for a gain of $4.1 million ($2.5 million after tax). All remaining costs, excluding pension costs of $5.2 million, are expected to be incurred or paid during 2009.

A gain of $7.2 million ($4.4 million after tax) was recorded in the second quarter for the recovery of previously expensed costs in a prior metal beverage business consolidation charge. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of a multi-year project. The remaining reserves are expected to be utilized in 2009 and 2010 as the multi-year U.S. end modernization project is completed.

Metal Food & Household Products Packaging, Americas

During 2008 the company recorded a net pretax gain of $1.6 million ($0.9 million after tax) for business consolidation activities. In addition to costs recorded in the fourth quarter of 2007, during the third quarter of 2008, a charge of $4.5 million ($2.8 million after tax) was recorded for lease cancellation costs on final shutdown of the Commerce, California, facility. In the fourth quarter, a $6.1 million ($3.7 million after tax) gain was recorded primarily related to management’s decision in the fourth quarter to remain in the custom and decorative tinplate can business based on market conditions. All remaining reserves related to Commerce and Tallapoosa, Georgia (see 2007 discussion below), excluding lease cancellation costs, are expected to be utilized during 2009. The carrying value of fixed assets remaining for sale in connection with the plant closures was $3.1 million at December 31, 2008.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.   Business Consolidation and Other Costs (continued)

Plastic Packaging, Americas

In the second quarter, the company announced plans to close a plastic packaging plant in Brampton, Ontario. The plant manufactured polypropylene bottles for foods and will be consolidated into the company’s other plastic packaging manufacturing facilities in North America. A charge of $8.3 million ($7.8 million after tax) was recorded during the second and third quarters. The charge included $1.9 million for severance costs, $2.5 million for lease cancellation costs and $3.9 million for accelerated depreciation and the write down of fixed assets to net realizable value. The plant was shut down during the third quarter of 2008, and the remaining reserves are expected to be utilized during 2009.

Corporate other costs

During 2008 pretax charges of $4.8 million ($2.9 million after tax) were recorded for estimated environmental costs related to previously closed and sold facilities.

2007

Metal Food & Household Products Packaging, Americas

In October 2007 the company announced plans to close aerosol and general line can manufacturing facilities in Commerce, California, and Tallapoosa, Georgia, and to exit the custom and decorative tinplate can business located in Baltimore, Maryland. A pretax charge of $41.9 million ($25.4 million after tax) was recorded in the fourth quarter in connection with the closure of the aerosol plants, including $10.7 million for severance costs, $23 million for the write down of fixed assets to net realizable value, $2.4 million for excess inventory and $5.8 million for other associated costs. The company’s management has subsequently decided to remain in the custom and decorative tinplate can business.

The company also recorded a $2.3 million pretax pension annuity expense ($1.4 million after tax) related to a previously closed food can plant. The pension settlement payment was made in December 2007.

Plastic Packaging, Americas

In the fourth quarter of 2007, Ball recorded a pretax charge of $0.4 million ($0.2 million after tax) for severance costs related to the termination of approximately 50 employees in response to lost sales. All costs were incurred and paid as of December 31, 2008.

2006

Metal Food & Household Products Packaging, Americas

In October 2006 the company announced plans to close the Burlington, Ontario, and Alliance, Ohio, plants as part of the realignment of the metal food and household products packaging, Americas, segment following the acquisition earlier in the year of U.S. Can. A charge of $33.6 million ($27.4 million after tax) was recorded in the fourth quarter related to the Burlington closure. Payments of $1.8 million were made in 2008 against the reserves and the Burlington facility was sold in the third quarter of 2008. The remaining reserves related to employee costs are expected to be paid during the first quarter of 2009. The closure of the Ohio plant, estimated to cost approximately $1 million for employee and other costs, was treated as an opening balance sheet item related to the acquisition and all costs were incurred and paid as of December 31, 2007.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.   Business Consolidation and Other Costs (continued)

Also in 2006 a net charge of $1.9 million ($1.3 million after tax) was recorded primarily to reduce metal food can production in Canada and record the recovery of business consolidation costs previously expensed. All costs were incurred and paid as of the end of 2007.

Summary

Following is a summary of payment activity by segment related to business consolidation activities for the year ended December 31, 2008:

($ in millions)	Metal beverage packaging, Americas & Asia	Metal food & household products packaging, Americas	Plastic packaging, Americas	Corporate other costs

Balance at December 31, 2007	$7.7	$21.4	$0.4	$–
Charges (gain) in 2008, net	40.6	(1.6)	8.3	4.8
Cash payments in 2008	(4.7)	(7.9)	(1.1)	–
Fixed asset disposals and transfer activity in 2008	(15.4)	(0.8)	(4.7)	–
Balance at December 31, 2008	$28.2	$11.1	$2.9	$4.8

7.   Sale of Subsidiary

On February 15, 2008, Ball Aerospace & Technologies Corp. (BATC) completed the sale of its shares in Ball Solutions Group Pty Ltd (BSG) for approximately $10.5 million, including $1.8 million of cash sold. BSG was previously a wholly owned Australian subsidiary of BATC that provided services to the Australian department of defense and related government agencies. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million ($4.4 million after tax).

8.   Property Insurance Gain

On April 1, 2006, a fire in the Hassloch, Germany, metal beverage can plant in the company’s metal beverage packaging, Europe, segment damaged a significant portion of the plant’s building and machinery and equipment. The property insurance proceeds recorded for the combined years ended December 31, 2007 and 2006, which were based on replacement cost, were €86.3 million ($109.9 million). A €26.7 million ($33.8 million) fixed asset write down was recorded in 2006 to reflect the estimated impairment of the assets damaged as a result of the fire. As a result, a pretax gain of €59.6 million ($75.5 million) was recorded in the 2006 consolidated statement of earnings to reflect the difference between the net book value of the impaired assets and the property insurance proceeds. An additional €27.2 million ($35.1 million) and €40 million ($51 million) were recorded in cost of sales in 2007 and 2006, respectively, for insurance recoveries related to business interruption costs, as well as €11.3 million ($14.3 million) in 2006 to offset clean-up costs.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

9.   Receivables

	December 31,
($ in millions)	2008	2007

Trade accounts receivable, net	$435.7	$505.4
Other receivables	72.2	77.3
	$507.9	$582.7

Trade accounts receivable are shown net of an allowance for doubtful accounts of $12.8 million at December 31, 2008, and $13.2 million at December 31, 2007. Other receivables primarily include property and sales tax receivables and certain vendor rebate receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $250 million and $170 million at December 31, 2008 and 2007, respectively, and are reflected as a reduction of accounts receivable in the consolidated balance sheets. Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling, general and administrative expenses, totaled $8.5 million in 2008, $11.4 million in 2007 and $9.7 million in 2006.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $136 million for each of the years ended December 31, 2008 and 2007, and included $55 million and $48.1 million, respectively, representing the recognized sales value of performance that had not been billed and was not yet billable to customers. The average length of the long-term contracts is approximately four years and the average length remaining on those contracts at December 31, 2008, was 16 months. Approximately $0.5 million of unbilled receivables at December 31, 2008, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

10.   Inventories

	December 31,
($ in millions)	2008	2007

Raw materials and supplies	$461.4	$433.6
Work in process and finished goods	512.8	564.5
	$974.2	$998.1

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.   Property, Plant and Equipment

	December 31,
($ in millions)	2008	2007

Land	$89.0	$92.2
Buildings	798.5	820.1
Machinery and equipment	2,992.9	2,914.2
Construction in progress	151.2	154.7
	4,031.6	3,981.2
Accumulated depreciation	(2,164.7)	(2,040.0)
	$1,866.9	$1,941.2

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $279.8 million, $263.8 million and $238 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12.   Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2007	$279.4	$1,115.3	$354.3	$114.1	$1,863.1
Transfer of Ball’s operations in the PRC	30.6	(30.6)	–	–	–
Effects of foreign currency exchange rates	–	(36.4)	–	(0.5)	(36.9)
Other	–	–	(0.7)	–	(0.7)
Balance at December 31, 2008	$310.0	$1,048.3	$353.6	$113.6	$1,825.5

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually and when circumstances require for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.   Intangibles and Other Assets

	December 31,
($ in millions)	2008	2007
Intangibles and Other Assets:
Investments in affiliates	$83.9	$77.6
Intangible assets (net of accumulated amortization of $108.2 and $92.9 at December 31, 2008 and 2007, respectively)	104.4	121.9
Company-owned life insurance	78.4	88.9
Noncurrent derivative asset	139.0	–
Deferred tax asset	26.0	4.3
Other	79.3	80.7
	$511.0	$373.4

Total amortization expense of other intangible assets amounted to $17.6 million, $17.2 million and $14.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Based on intangible assets and foreign currency exchange rates as of December 31, 2008, total annual intangible asset amortization expense is expected to be approximately $16 million in 2009 and approximately $6 million for each of the years 2010 through 2013.

14.   Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. During 2005 and 2003, we entered into leases that qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $16.3 million and the fair market value of the assets, if less. Certain of the company’s leases in effect at December 31, 2008, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2008, require rental payments of $46.7 million, $37.5 million, $28.5 million, $20.5 million and $16.2 million for the years 2009 through 2013, respectively, and $37.9 million combined for all years thereafter. Lease expense for all operating leases was $84.2 million, $85.3 million and $83.1 million in 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Debt and Interest Costs

Short-term debt at December 31, 2008, includes current portion of long-term debt and $155.6 million outstanding under uncommitted bank facilities totaling $332 million. At December 31, 2007, $49.7 million was outstanding under uncommitted bank facilities. The weighted average interest rate of the outstanding short-term facilities was 5.7 percent at both December 31, 2008, and December 31, 2007.

Long-term debt and interest rates in effect at December 31 consisted of the following:

	2008			2007
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $1.8 in 2008 and $2.7 in 2007)		$509.0	$509.0		$550.0	$550.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.7 in 2008 and $0.8 in 2007)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011
Term A Loan, British sterling denominated (2008 – 3.21%; 2007 – 6.85%)		£74.4	109.5		£82.9	164.7
Term B Loan, euro denominated (2008 – 3.77%; 2007 – 5.55%)		€306.3	431.6		€341.3	498.2
Term C Loan, Canadian dollar denominated (2008 – 2.47%; 2007 – 5.485%)	C$	120.4	98.5	C$	126.8	127.6
Term D Loan, U.S. dollar denominated (2008 – 1.21%; 2007 – 5.72%)		$437.5	437.5		$487.5	487.5
U.S. dollar multi-currency revolver borrowings (2008 – 1.63%)		$2.3	2.3		$–	–
Euro multi-currency revolver borrowings (2008 – 4.09%)		€128.2	180.8		€–	–
British sterling multi-currency revolver borrowings (2008 – 2.95%; 2007 – 6.92%)		£10.5	15.5		£2.1	4.2
Industrial Development Revenue Bonds
Floating rates due through 2015 (2008 – 1.2% to 1.3%; 2007 – 3.46% to 3.7%)		$9.4	9.4		$13.0	13.0
Other	Various		10.4	Various		13.7
			2,254.5			2,308.9
Less: Current portion of long-term debt			(147.4)			(127.1)
			$2,107.1			$2,181.8

The senior credit facilities bear interest at variable rates and also include (1) a multi-currency, long-term revolving credit facility that provides the company with up to approximately $700 million and (2) a Canadian long-term revolving credit facility that provides the company with up to the equivalent of $35 million. Both revolving credit facilities expire in October 2011. At December 31, 2008, taking into account outstanding letters of credit, $502 million was available under these revolving credit facilities.

Long-term debt obligations outstanding at December 31, 2008, have maturities of $147.4 million, $364 million, $776.5 million, $509.4 million and $0.4 million for the years ending December 31, 2009 through 2013, respectively, and $455.7 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with industrial development revenue bonds and certain self-insurance arrangements. Letters of credit outstanding at December 31, 2008 and 2007, were $34.9 million and $41 million, including industrial development bonds of $9.4 million and $13 million, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Debt and Interest Costs (continued)

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 24 contains further details as well as condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries.

The company was in compliance with all loan agreements at December 31, 2008, and all prior years presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

A summary of total interest cost paid and accrued follows:

($ in millions)	2008	2007	2006

Interest costs	$144.9	$155.8	$142.5
Amounts capitalized	(7.2)	(6.4)	(8.1)
Interest expense	$137.7	$149.4	$134.4

Interest paid during the year	$132.4	$153.9	$125.4

16.   Taxes on Income

The amount of earnings before income taxes is:

($ in millions)	2008	2007	2006

U.S.	$243.7	$155.0	$252.6
Foreign	209.1	209.5	194.3
	$452.8	$364.5	$446.9

The provision for income tax expense is:

($ in millions)	2008	2007	2006
Current
U.S.	$48.6	$18.0	$51.7
State and local	12.2	7.0	10.7
Foreign	58.3	80.2	31.0
Uncertain tax positions	8.7	11.5	–
Total current	127.8	116.7	93.4

Deferred
U.S.	31.2	5.8	17.1
State and local	3.6	(0.9)	2.6
Foreign	(15.2)	(25.9)	18.5
Total deferred	19.6	(21.0)	38.2
Provision for income taxes	$147.4	$95.7	$131.6

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.   Taxes on Income (continued)

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

($ in millions)	2008	2007	2006

Statutory U.S. federal income tax	$158.5	$127.6	$156.4
Increase (decrease) due to:
Foreign tax rate differences	(24.2)	(6.3)	(1.1)
Company-owned life insurance	2.5	(3.9)	(5.8)
Research and development tax credits	(5.0)	(4.5)	(11.6)
Manufacturing deduction	(3.6)	(3.3)	(2.0)
Foreign losses with no tax benefit	4.1	–	–
United Kingdom legislative change for depreciation	(4.5)	–	–
State and local taxes, net	10.2	3.9	9.0
Foreign tax holiday	(0.3)	(1.3)	(6.1)
Uncertain tax positions, including interest	8.7	11.5	–
Statutory rate reduction	–	(10.4)	–
Foreign subsidiary stock loss	–	(17.2)	–
Foreign exchange loss of European subsidiary	–	–	(8.1)
Other, net	1.0	(0.4)	0.9
Provision for taxes	$147.4	$95.7	$131.6
Effective tax rate expressed as a percentage of pretax earnings	32.6%	26.3%	29.4%

The lower tax rate in 2007 as compared to 2008 and 2006 was primarily the result of earnings mix (higher foreign earnings taxed at lower rates) and net tax benefit adjustments of $17.2 million recorded in 2007. Additionally, the inability to fully use Canadian net operating losses on plant closures in 2008 and 2006 contributed to higher rates in those years. The 2008 rate was partially reduced by a $4.5 million tax benefit recognized during the third quarter of 2008 for a law that was enacted, which changed the treatment of statutory tax depreciation in the United Kingdom. This was offset by the impact of non-deductible losses in the cash surrender value of certain company-owned life insurance plans. The $17.2 million net reduction in the 2007 tax provision was primarily a result of income tax rate reductions enacted in Germany and the United Kingdom and a tax loss related to the company’s Canadian operations, which were offset by an increase in the tax provision in 2007 to adjust for the final settlement negotiations concluded with the Internal Revenue Service (IRS) related to a company-owned life insurance plan.

In 1995 Ball Packaging Europe’s Polish subsidiary was granted a tax holiday. Under the terms of the holiday, an exemption was granted on manufacturing earnings for up to €39.5 million of income tax. The tax exemption was fully utilized as of December 31, 2007. In 2005 Ball Packaging Europe’s Serbian subsidiary was granted a tax holiday. Under the terms of the holiday, the earnings of this subsidiary are exempt from income taxation for a period of 10 years beginning in the first year the Serbian subsidiary has taxable earnings. As of December 31, 2008, the 10-year period had commenced and seven years remain.

Net income tax payments were $120.3 million, $63.6 million and $138.6 million for 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.   Taxes on Income (continued)

The significant components of deferred tax assets and liabilities at December 31 were:

($ in millions)	2008	2007

Deferred tax assets:
Deferred compensation	$76.0	$64.2
Accrued employee benefits	95.5	105.0
Plant closure costs	33.5	32.1
Accrued pensions	116.5	33.4
Inventory and other reserves	24.1	25.8
Net operating losses	36.9	45.2
Unrealized losses on derivative transactions	42.7	0.7
Other	28.6	22.3
Total deferred tax assets	453.8	328.7
Valuation allowance	(24.0)	(17.8)
Net deferred tax assets	429.8	310.9
Deferred tax liabilities:
Depreciation	(266.1)	(261.6)
Goodwill and other intangible assets	(85.2)	(81.4)
LIFO inventory reserves	(13.5)	(19.6)
Other	(20.3)	(22.9)
Total deferred tax liabilities	(385.1)	(385.5)
Net deferred tax asset (liability)	$44.7	$(74.6)

At December 31, 2008 and 2007, the net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

($ in millions)	2008	2007

Deferred taxes and other current assets	$91.1	$48.3
Intangibles and other assets, net	26.0	4.3
Income taxes payable	–	(1.4)
Deferred taxes and other liabilities	(72.4)	(125.8)
Net deferred tax asset (liability)	$44.7	$(74.6)

The change in deferred taxes during 2008 is primarily attributable to the increase in accrued pension and derivative liabilities.

At December 31, 2008, Ball Corporation and its domestic subsidiaries had net operating loss carryforwards, expiring between 2021 and 2026, of $32.7 million with a related tax benefit of $13.6 million. Also at December 31, 2008, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $48.4 million with a related tax benefit of $11.2 million. Ball’s Canadian subsidiaries had a net operating loss carryforward, with no expiration date, of $38.4 million with a related tax benefit of $12.1 million. Due to the uncertainty of ultimate realization, these European and Canadian benefits have been offset by valuation allowances of $8.7 million and $11.5 million, respectively. At December 31, 2008, the company has alternative minimum tax credit carryforwards of $5.1 million and foreign tax credit carryforwards of $5.8 million; however, due to the uncertainty of realization of the entire foreign tax credit, a valuation allowance of $3.8 million has been applied to reduce the carrying value to $2 million.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

16.   Taxes on Income (continued)

Effective January 1, 2007, Ball adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” A rollforward of the unrecognized tax benefits for 2008 follows:

($ in millions)	Unrecognized Tax Benefit

Balance at January 1, 2007	$45.8
Additions based on tax positions related to the current year	3.9
Additions for tax positions of prior years	7.6
Reductions for settlements	(18.4)
Effect of foreign currency exchange rates	2.2
Balance at January 1, 2008	41.1
Additions based on tax positions related to the current year	5.6
Additions for tax positions of prior years	3.1
Effect of foreign currency exchange rates	(1.0)
Balance at December 31, 2008	$48.8

Balance sheet classification:
Income taxes payable	$4.2
Deferred taxes and other liabilities	44.6
Total	$48.8

The 2008 provision for income taxes included an $8.7 million accrual under FIN No. 48 compared to $11.5 million accrued in 2007. The majority of the 2007 FIN No. 48 provision was related to the effective settlement during the third quarter of 2007 with the Internal Revenue Service for interest deductions on incurred loans from a company-owned life insurance plan.

The amount of unrecognized tax benefits at December 31, 2008, that, if recognized, would reduce tax expense is $44.3 million. At this time there are no positions where the unrecognized tax benefit is expected to increase or decrease significantly within the next 12 months. U.S. Federal and state income tax returns filed for the years 2000-2007 are open for audit, with an effective settlement of the Federal returns through 2004. The income tax returns filed in Europe for the years 2002 through 2007 are also open for audit. The company’s significant filings in Europe are in Germany, France, the Netherlands, Poland, Serbia and the United Kingdom.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $3.1 million and $2.7 million of additional income tax expense in 2008 and 2007, respectively, for potential interest on these items. The accrual for uncertain tax positions at December 31, 2008, includes approximately $8 million representing potential interest expense. No penalties have been accrued.

Management’s intention is to indefinitely reinvest undistributed foreign earnings of Ball’s controlled foreign corporations and, as a result, no U.S. income or foreign withholding tax provision has been made. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employee Benefit Obligations

	December 31,
($ in millions)	2008	2007

Total defined benefit pension liability	$622.3	$406.2
Less current portion	(26.3)	(25.7)
Long-term defined benefit pension liability	596.0	380.5
Retiree medical and other postemployment benefits	178.4	193.3
Deferred compensation plans	176.3	185.4
Other	30.7	39.8
	$981.4	$799.0

Certain management employees may elect to defer the payment of all or a portion of their annual incentive compensation into the company’s deferred compensation plan and/or the company’s deferred compensation stock plan. The employee becomes a general unsecured creditor of the company with respect to amounts deferred. Amounts deferred into the deferred compensation stock plan receive a 20 percent company match with a maximum match of $20,000 per year. Amounts deferred into the stock plan are represented in the participant's account as stock units, with each unit having a value equivalent to one share of Ball’s common stock. Beginning in 2007, participants in the stock plan were allowed to reallocate a prescribed number of units to other notional investment funds subject to specified time constraints.

The company’s pension plans cover substantially all U.S., Canadian and European employees meeting certain eligibility requirements. The defined benefit plans for salaried employees, as well as those for hourly employees in Germany and the United Kingdom, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German plans are not funded, the company maintains book reserves, and annual additions to the reserves are generally tax deductible. With the exception of the German plans, our policy is to fund the plans in amounts at least sufficient to satisfy statutory funding requirements taking into consideration what is currently deductible under existing tax laws and regulations.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2008 and 2007 follows:

	2008				2007
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$839.9	$624.7		$1,464.6	$805.3	$634.5		$1,439.8
Service cost	42.8	8.0		50.8	40.9	8.9		49.8
Interest cost	51.0	33.1		84.1	47.1	30.5		77.6
Benefits paid	(59.9)	(37.6)		(97.5)	(45.8)	(55.2)		(101.0)
Net actuarial gain	2.1	(29.2)		(27.1)	(17.0)	(49.9)		(66.9)
Special termination benefits	7.7	–		7.7	–	–		–
Effect of exchange rates	–	(79.8)		(79.8)	–	53.6		53.6
Plan amendments and other	4.6	1.2		5.8	9.4	2.3		11.7
Benefit obligation at year end	888.2	520.4		1,408.6	839.9	624.7		1,464.6
Change in plan assets:
Fair value of assets at prior year end	795.5	273.2		1,068.7	679.6	251.9		931.5
Actual return on plan assets	(160.4)	(37.0)		(197.4)	64.2	11.4		75.6
Employer contributions	37.3	9.8		47.1	97.5	18.2		115.7
Contributions to unfunded German plans (a)	–	26.0		26.0	–	24.0		24.0
Benefits paid	(59.9)	(37.6)		(97.5)	(45.8)	(55.2)		(101.0)
Effect of exchange rates	–	(56.8)		(56.8)	–	20.6		20.6
Other	–	0.8		0.8	–	2.3		2.3
Fair value of assets at end of year	612.5	178.4		790.9	795.5	273.2		1,068.7
Funded status	$(275.7)	$(342.0	)(a)	$(617.7)	$(44.4)	$(351.5	)(a)	$(395.9)

(a)
The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $302.7 million and $328.5 million of the total unfunded status at December 31, 2008 and 2007, respectively.

Amounts recognized in the consolidated balance sheets for the funded status at December 31 consisted of:

	2008			2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$–	$4.6	$4.6	$–	$10.3	$10.3
Defined benefit pension liabilities	(275.7)	(346.6)	(622.3)	(44.4)	(361.8)	(406.2)
	$(275.7)	$(342.0)	$(617.7)	$(44.4)	$(351.5)	$(395.9)

The underfunded status of the company’s defined benefit pension plans increased significantly in 2008 due primarily to poor stock market performance causing lower than expected pension plan assets.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employee Benefit Obligations (continued)

Amounts recognized in accumulated other comprehensive earnings (loss) at December 31 consisted of:

	2008			2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net loss	$396.0	$21.0	$417.0	$180.0	$6.8	$186.8
Net prior service credit	2.4	(3.6)	(1.2)	2.0	(5.8)	(3.8)
Tax effect and foreign exchange rates	(157.3)	(11.8)	(169.1)	(71.9)	(12.1)	(84.0)
	$241.1	$5.6	$246.7	$110.1	$(11.1)	$99.0

The accumulated benefit obligation for all U.S. defined benefit pension plans was $873.1 million and $832.1 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $479.8 million and $571.6 million at December 31, 2008 and 2007, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2008				2007
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$888.2	$476.8		$1,365.0	$839.9	$328.8		$1,168.7
Accumulated benefit obligation	873.1	436.3		1,309.4	832.1	318.9		1,151.0
Fair value of plan assets	612.5	130.2	(a)	742.7	795.5	0.3	(a)	795.8

(a)
The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $302.7 million and $328.5 million at December 31, 2008 and 2007, respectively.

Components of net periodic benefit cost were:

	2008			2007			2006
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$42.8	$8.0	$50.8	$40.9	$8.9	$49.8	$26.9	$9.3	$36.2
Interest cost	51.0	33.1	84.1	47.1	30.5	77.6	45.8	26.9	72.7
Expected return on plan assets	(64.0)	(18.0)	(82.0)	(54.5)	(18.5)	(73.0)	(51.1)	(15.5)	(66.6)
Amortization of prior service cost	1.0	(0.5)	0.5	0.9	(0.5)	0.4	3.0	(0.3)	2.7
Recognized net actuarial loss	10.3	3.6	13.9	13.5	5.0	18.5	18.4	3.3	21.7
Curtailment loss, including special termination benefits	11.1	–	11.1	0.8	2.1	2.9	–	2.2	2.2
Subtotal	52.2	26.2	78.4	48.7	27.5	76.2	43.0	25.9	68.9
Non-company sponsored plans	1.6	–	1.6	1.3	0.1	1.4	1.2	0.1	1.3
Net periodic benefit cost	$53.8	$26.2	$80.0	$50.0	$27.6	$77.6	$44.2	$26.0	$70.2

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $15.8 million and $0.5 million, respectively.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employee Benefit Obligations (continued)

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.25%	6.00%	7.00%	5.75%	5.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.50%	3.50%	3.50%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2008	2007	2006	2008	2007	2006
Discount rate	6.10%	5.70%	5.00%	5.75%	5.50%	4.50%
Rate of compensation increase	3.80%	4.00%	4.00%	2.75%	2.75%	2.75%
Pension increase	2.50%	3.10%	2.75%	1.75%	1.75%	1.75%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2008, will be used to determine net periodic benefit cost for 2009. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $2.4 million increase in the 2009 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $2.8 million of additional pension expense in 2009.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.00%	5.75%	5.75%	5.00%	5.00%
Rate of compensation increase	4.80%	4.80%	3.33%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	8.25%	8.25%	8.50%	6.76%	6.82%	6.78%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2008	2007	2006	2008	2007	2006
Discount rate	5.70%	5.00%	4.90%	5.50%	4.50%	4.01%
Rate of compensation increase	4.00%	4.00%	4.00%	2.75%	2.75%	2.75%
Pension increase	3.10%	2.75%	2.50%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	7.25%	7.25%	7.00%	N/A	N/A	N/A

Current financial accounting standards require that the discount rates used to calculate the actuarial present value of pension and other postretirement benefit obligations reflect the time value of money as of the measurement date of the benefit obligation and reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. In addition changes in the discount rate assumption should reflect changes in the general level of interest rates.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employee Benefit Obligations (continued)

In selecting the U.S. discount rate for December 31, 2008, several benchmarks were considered, including Moody's long-term corporate bond yield for Aa bonds and the Citigroup Pension Liability Index. In addition the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated Aa or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2008, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2008, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $1,052.4 million for 2008, $853 million for 2007 and $780.7 million for 2006.

Included in other comprehensive earnings, net of the related tax effect, was an increase in pension and other postretirement item obligations of $147.8 million in 2008 and decreases in pension and other postretirement item obligations of $57.9 million and $55.9 million in 2007 and 2006, respectively.

For pension plans, accumulated gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants.

Defined Benefit Pension Plan Assets

Investment policies and strategies for the plan assets in the U.S., Canada and the United Kingdom are established by pension investment committees of the company and its relevant subsidiaries and include the following common themes: (1) to provide for long-term growth of principal income without undue exposure to risk, (2) to minimize contributions to the plans, (3) to minimize and stabilize pension expense and (4) to achieve a rate of return above the market average for each asset class over the long term. The pension investment committees are required to regularly, but no less frequently than once annually, review asset mix and asset performance, as well as the performance of the investment managers. Based on their reviews, which are generally conducted quarterly, investment policies and strategies are revised as appropriate.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employee Benefit Obligations (continued)

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2008:

	U.S.		Canada		United Kingdom
Cash and cash equivalents	0-10%		0-10%		–
Equity securities	30-75	% (a)	50-75	% (c)	55-63	% (d)
Fixed income securities	25-70	% (b)	25-45%		37-45%
Alternative investments	0-35%		–		–

(a)
Equity securities may consist of: (1) up to 25 percent large cap equities, (2) up to 10 percent mid cap equities, (3) up to 10 percent small cap equities, (4) up to 35 percent foreign equities and (5) up to 35 percent special equities. Holdings in Ball Corporation common stock or Ball bonds cannot exceed 5 percent of the trust’s assets.

(b)	Debt securities may include up to 10 percent high yield non-investment grade bonds, up to 10 percent bank loans and up to 15 percent international bonds.
(c)	May include between 15 percent and 45 percent non-Canadian equity securities and must remain within the Canadian tax law for foreign property limits.
(d)	Equity securities must consist of United Kingdom securities and up to 27 percent foreign securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which are within the established targets for each country, were as follows at December 31:

	2008	2007
Cash and cash equivalents	1%	5%
Equity securities	43%	51%
Fixed income securities	47%	36%
Alternative investments	9%	8%
	100%	100%

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, may be in the range of $88 million to $93 million in 2009. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $69.5 million, $73.7 million, $76.4 million, $81 million and $84.5 million for the years ending December 31, 2009 through 2013, respectively, and a total of $482.7 million for the years 2014 through 2018. Payments to participants in the unfunded German plans are expected to be approximately $24 million to $25 million in each of the years 2009 through 2013 and a total of $125.6 million for the years 2014 through 2018.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employee Benefit Obligations (continued)

An analysis of the change in other postretirement benefit accruals for 2008 and 2007 follows:

($ in millions)	2008	2007

Change in benefit obligation:
Benefit obligation at prior year end	$178.0	$185.1
Service cost	3.2	3.1
Interest cost	10.5	10.2
Benefits paid	(9.5)	(15.3)
Net actuarial gain	(0.3)	(3.1)
Plan amendment	–	(5.9)
Effect of exchange rates	(4.2)	3.9
Benefit obligation at year end	177.7	178.0
Change in plan assets:
Fair value of assets at prior year end	–	–
Employer contributions	9.5	15.3
Benefits paid	(10.2)	(15.4)
Medicare Part D subsidy	0.7	0.1
Fair value of assets at end of year	–	–
Funded status	$(177.7)	$(178.0)

Components of net periodic benefit cost were:

($ in millions)	2008	2007	2006

Service cost	$3.2	$3.1	$3.3
Interest cost	10.5	10.2	10.8
Amortization of prior service cost	0.3	0.4	1.5
Recognized net actuarial gain	0.4	0.6	2.4
Net periodic benefit cost	$14.4	$14.3	$18.0

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $0.4 million and $0.3 million, respectively.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated gains and losses, the prior service cost and the transition asset are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2008, a 9 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2013 and remain at that level thereafter.  For the Canadian plans, a 9 percent health care cost trend rate was used, which was assumed to decrease to 5 percent by 2017 and remain at that level in subsequent years.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would increase or decrease the total of service and interest cost by $0.3 million and the postretirement benefit obligation by approximately $4.3 million to $4.8 million.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

17.   Employee Benefit Obligations (continued)

Other Benefit Plans

Through December 31, 2006, the company matched employee contributions to the 401(k) plan with shares of Ball common stock up to 50 percent of up to 6 percent of a participant’s annual salary. Effective January 1, 2007, the company matches U.S. salaried employee contributions with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $20.7 million, $20.8 million and $16.1 million for 2008, 2007 and 2006, respectively.

In addition substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan receive a performance-based matching cash contribution of up to 4 percent of base salary.  The company recognized $8.4 million and $8.7 million of additional compensation expense related to this program for the years 2008 and 2007, respectively. There was no matching contribution for the year ended December 31, 2006.

In 2008 the company’s 401(k) plan matching contributions could not exceed $9,200 per employee and the limit on employee contributions was $15,500 per employee.

18.   Shareholders’ Equity

At December 31, 2008, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

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

The company increased its share repurchase program in 2008 to $299.6 million, net of issuances, compared to $211.3 million net repurchases in 2007 and $45.7 million in 2006. The net repurchases in 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares. Additionally, in 2007 net repurchases included a $51.9 million settlement on January 5, 2007, of a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares.

On December 12, 2007, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.2 million each in 2008, 2007 and 2006.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.   Shareholders’ Equity (continued)

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items, Net of Tax	Effective Financial Derivatives, Net of Tax	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2005	$74.6	$(169.9)	$(5.4)	$(100.7)
2006 change	57.2	55.9	6.0	119.1
Effect of SFAS No. 158 adoption (a)	–	(47.9)	–	(47.9)
December 31, 2006	131.8	(161.9)	0.6	(29.5)
2007 change	90.0	57.9	(11.5)	136.4
December 31, 2007	221.8	(104.0)	(10.9)	106.9
2008 change	(48.2)	(147.8)	(93.4)	(289.4)
December 31, 2008	$173.6	$(251.8)	$(104.3)	$(182.5)

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

Management’s intention is to indefinitely reinvest foreign earnings. Therefore, no taxes have been provided on the foreign currency translation component for any period. The change in the pension and other postretirement items is presented net of a related tax benefit of $93.9 million for 2008 and related tax expense of $31.3 million and $2.9 million for 2007 and 2006, respectively. The change in the effective financial derivatives is presented net of related tax benefit of $42.5 million for 2008, related tax benefit of $3.2 million for 2007 and related tax expense of $5.7 million for 2006.

The pension and other postretirement items component of other comprehensive loss increased significantly in 2008 due to poor stock market performance causing lower than expected pension plan assets (presented in further detail in Note 17).

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.   Shareholders’ Equity (continued)

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2008, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	4,747,005	$32.06	1,664,980	$10.88
Granted	879,000	50.11	879,000	12.82
Vested			(553,770)	10.80
Exercised	(335,345)	19.86
Canceled/forfeited	(63,013)	45.52	(63,013)	11.00
End of period	5,227,647	35.72	1,927,197	11.78
Vested and exercisable, end of period	3,300,450	28.26
Reserved for future grants	3,669,241

The options granted in April 2008 included 384,995 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at December 31, 2008, was six years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $30.7 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2008, was 4.5 years and the aggregate intrinsic value was $44 million. The company received $6.7 million from options exercised during 2008. The intrinsic value associated with these exercises was $9.8 million, and the associated tax benefit reported as other financing activities in the consolidated statement of cash flows was $4.3 million. The total fair value of options vested during 2008, 2007 and 2006 was $6 million, $5 million and $4.8 million, respectively.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in 2008, 2007 and 2006 have estimated weighted average fair values at the date of grant of $12.82 per share, $11.22 per share and $10.46 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2008 Grants	2007 Grants	2006 Grants

Expected dividend yield	0.80%	0.81%	0.92%
Expected stock price volatility	24.48%	17.94%	19.70%
Risk-free interest rate	2.99%	4.55%	5.01%
Expected life of options	5.25 years	4.75 years	4.54 years

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.   Shareholders’ Equity (continued)

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

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier in stages if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Grants under the plan are accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. The company recorded $3.8 million, $6.5 million and $6.7 million of expense in connection with this program in 2008, 2007 and 2006, respectively.

In April 2008 and 2007, the company’s board of directors granted 246,650 and 170,000 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period and 33-month performance period, respectively, is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of 2008 for either grant. The expense associated with the performance-contingent grants totaled $6.2 million and $2.2 million in 2008 and 2007, respectively.

For the years ended December 31, 2008, 2007 and 2006, the company recognized in selling, general and administrative expenses pretax expense of $20.5 million ($12.4 million after tax) and $15.9 million ($9.6 million after tax) and $12.9 million ($7.8 million after tax), respectively, for share-based compensation arrangements. These amounts represented $0.13 per both basic and diluted share in 2008, $0.10 per basic share and $0.09 per diluted share in 2007, respectively, and $0.08 per basic share and $0.07 per diluted share in 2006, respectively. At December 31, 2008, there was $37.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

19.   Earnings Per Share

	Years ended December 31,
($ in millions, except per share amounts; shares in thousands)	2008	2007	2006

Diluted Earnings per Share:
Net earnings	$319.5	$281.3	$329.6

Weighted average common shares	95,857	101,186	103,338
Effect of dilutive securities	1,162	1,574	1,613
Weighted average shares applicable to diluted earnings per share	97,019	102,760	104,951

Diluted earnings per share	$3.29	$2.74	$3.14

The following outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Years ended December 31,
Option Price:	2008	2007	2006

$43.69	709,550	470,025	896,200
$49.32	903,929	926,300	–
$50.11	871,100	–	–
	2,484,579	1,396,325	896,200

Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

20.   Fair Value of Financial Instruments

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

20.   Fair Value of Financial Instruments (continued)

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

As summarized in the following table, the company has classified all financial assets and liabilities and nonfinancial assets and liabilities accounted for at fair value on a recurring basis as Level 2 within the fair value hierarchy as of December 31, 2008. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

($ in millions)	Level 2

Assets:
Current commodity derivatives (a)	$183.7
Noncurrent commodity derivatives (b)	137.2
European scrap metal program (c)	17.5
Other assets (b)	15.1
Total assets	$353.5

Liabilities:
Current commodity derivatives (d)	$264.8
Noncurrent commodity derivatives (e)	175.5
Other liabilities	17.5
Total liabilities	$457.8

(a)	Amounts are included in the consolidated balance sheet within deferred taxes and other current assets.
(b)	Amounts are included in the consolidated balance sheet within intangibles and other assets, net.
(c)	Amounts are included in the consolidated balance sheet within receivables, net.
(d)	Amounts are included in the consolidated balance sheet within other current liabilities.
(e)	Amounts are included in the consolidated balance sheet within deferred taxes and other liabilities.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

20.   Fair Value of Financial Instruments (continued)

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Metal Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from one reliable observable market source. The company also does not adjust the value of its financial instruments except for in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. We perform validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty statements. The company additionally evaluates counterparty creditworthiness and has not identified any circumstances requiring that the reported values of our financial instruments be adjusted as of December 31, 2008.

For the year ended December 31, 2008, the company recorded a net pretax gain of $3.9 million for the changes in the fair value of its derivative instruments.

21.   Financial Instruments and Risk Management

Policies and Procedures

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum ingot primarily by entering into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow and fair value hedges of commodity price risk where there is not a pass-through arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2008 and 2007, we were able to pass through to our customers the majority of steel cost increases. We anticipate at this time that we will be able to pass through the majority of the steel price increases that occur over the next 12 months.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

21.   Financial Instruments and Risk Management (continued)

In Europe and the PRC, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers, that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures to match underlying purchased volumes and pricing with sales volumes and pricing for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes.

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.4 billion and $1 billion at December 31, 2008 and 2007, respectively. The aluminum contracts include derivative instruments for which the company elects mark-to-market accounting, as well as cash flow and fair value hedges that offset sales contracts of various terms and lengths. Cash flow and fair value hedges related to forecasted transactions and firm commitments expire within the next four years. Included in shareholders’ equity at December 31, 2008, within accumulated other comprehensive earnings is a net after-tax loss of $100 million associated with these contracts. However, a net loss of $63 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, which will be passed through to customers by higher revenue from sales contracts resulting in no earnings impact to Ball. The consolidated balance sheet at December 31, 2008, included $183.7 million in other current assets, $137.2 million in long-term other assets, $264.8 million in current liabilities and $175.5 million in long-term liabilities related to unrealized gains/losses on unsettled commodity derivative contracts. The consolidated balance sheet at December 31, 2007, included $32 million in other current assets and $50.2 million in current liabilities for these gains/losses.

During the fourth quarter of 2008, we recorded a pretax charge of $11.5 million for mark-to-market losses related to aluminum derivative instruments, which were no longer deemed highly effective for hedge accounting purposes.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2008, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At December 31, 2008, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million paying fixed rates expiring within the next three years. An approximate $7 million net after-tax loss associated with these contracts is included in accumulated other comprehensive earnings at December 31, 2008, of which $4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. At December 31, 2008, the company had outstanding interest rate collars in the U.S. totaling $150 million. Ball additionally has $100 million of forward rate agreements expiring in less than three months. The value of these contracts in accumulated other comprehensive earnings at December 31, 2008, was insignificant. Approximately $3.5 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings at December 31, 2008. The amount recognized in 2008 earnings related to terminated hedges was insignificant.

We also use European inflation option contracts to limit the impacts from spikes in inflation against certain multi-year contracts. At December 31, 2008, the company had inflation options in Europe with notional amounts of €115 million. The company uses mark-to-market accounting for these options, and the fair value at December 31, 2008, was €0.6 million. The contracts expire within the next five years.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

21.   Financial Instruments and Risk Management (continued)

The consolidated balance sheet at December 31, 2008, included $1.9 million in current liabilities and $8.3 million in long-term liabilities related to unrealized gains/losses on unsettled interest rate instruments. The consolidated balance sheet at December 31, 2007, included $6.7 million in other current assets and $0.1 million in current liabilities for these gains/losses.

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

	2008		2007
	Carrying	Fair	Carrying	Fair
($ in millions)	Amount	Value	Amount	Value

Long-term debt, including current portion	$2,254.5	$2,183.0	$2,308.9	$2,323.6
Unrealized pretax gain (loss) on interest rate derivative contracts	(10.6)	(10.6)	5.7	5.7

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition we manage foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars. Such contracts outstanding at December 31, 2008, expire within two years, and the amounts included in accumulated other comprehensive earnings related to these contracts were not significant. The consolidated balance sheet at December 31, 2008, included $13.3 million in other current assets, $1.8 million in long-term other assets, $0.6 million in current liabilities and $5.7 million in long-term liabilities related to unrealized gains/losses on unsettled foreign exchange rate contracts. The consolidated balance sheet at December 31, 2007, included $0.4 million in other current assets and $1.9 million in liabilities for these gains/losses.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

22.   Quarterly Results of Operations (Unaudited)

The company’s fiscal years end on December 31 and the fiscal quarters generally end on the Sunday nearest the calendar quarter end.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2008
Net sales	$1,740.2	$2,080.3	$2,008.2	$1,732.8	$7,561.5
Gross profit (a)	236.6	275.3	264.0	184.9	960.8
Net earnings	$83.8	$100.0	$101.9	$33.8	$319.5

Basic earnings per share (b)	$0.86	$1.03	$1.07	$0.36	$3.33
Diluted earnings per share (b)	$0.85	$1.02	$1.05	$0.36	$3.29

2007
Net sales (c)	$1,694.2	$2,032.8	$1,906.5	$1,756.2	$7,389.7
Gross profit (a)	242.6	288.7	184.0	201.4	916.7
Net earnings	$81.2	$105.9	$60.9	$33.3	$281.3

Basic earnings per share (b)	$0.79	$1.04	$0.60	$0.33	$2.78
Diluted earnings per share (b)	$0.78	$1.03	$0.59	$0.33	$2.74

(a)	Gross profit is shown after depreciation related to cost of sales of $260.3 million and $246.5 million for the years ended December 31, 2008 and 2007, respectively.
(b)	Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.
(c)	Net sales in the third quarter of 2007 are shown net of an $85.6 million legal settlement (see Note 5).

The unaudited quarterly results of operations included business consolidation and other costs and other significant items that affected the company’s operating performance. A summary of the items in 2008 and 2007 follows (all amounts are shown after tax):

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2008
Gain on sale of subsidiary (Note 7)	$4.4	$–	$–	$–	$4.4
Business consolidation and other costs (Note 6)	–	(8.1)	(7.2)	(19.6)	(34.9)
	$4.4	$(8.1)	$(7.2)	$(19.6)	$(30.5)

Basic earnings per share	$0.05	$(0.08)	$(0.08)	$(0.20)	$(0.32)
Diluted earnings per share	$0.05	$(0.08)	$(0.08)	$(0.20)	$(0.32)

2007
Legal settlement (Note 5)	$–	$–	$(51.8)	$–	$(51.8)
Business consolidation and other costs (Note 6)	–	–	–	(27.0)	(27.0)
	$–	$–	$(51.8)	$(27.0)	$(78.8)

Basic earnings per share	$–	$–	$(0.50)	$(0.27)	$(0.76)
Diluted earnings per share	$–	$–	$(0.50)	$(0.27)	$(0.76)

Other than the items discussed above, fluctuations in sales and earnings for the quarters in 2008 and 2007 reflected the number of days in each fiscal quarter, as well as the normal seasonality of our businesses.

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

23.   Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $32.9 million, $27.4 million and $22.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

24.   Subsidiary Guarantees of Debt

As discussed in Note 15, the company’s notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The senior credit facilities are secured by: (1) a pledge of 100 percent of the stock owned by the company in its material direct and indirect majority-owned domestic subsidiaries and (2) a pledge of the company’s stock, owned directly or indirectly, of certain foreign subsidiaries, which equals 65 percent of the stock of each such foreign subsidiary. The following is condensed, consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2008
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,330.7	$2,338.4	$(107.6)	$7,561.5

Costs and expenses
Cost of sales (excluding depreciation)	–	4,577.8	1,870.2	(107.6)	6,340.4
Depreciation and amortization	3.6	181.5	112.3	–	297.4
Selling, general and administrative	30.2	176.7	81.3	–	288.2
Business consolidation and other costs	0.8	42.6	8.7	–	52.1
Gain on sale of subsidiary	–	(7.1)	–	–	(7.1)
Equity in results of subsidiaries	(320.5)	–	–	320.5	–
Intercompany license fees	(72.8)	69.7	3.1	–	–
	(358.7)	5,041.2	2,075.6	212.9	6,971.0

Earnings (loss) before interest and taxes	358.7	289.5	262.8	(320.5)	590.5
Interest expense	(37.5)	(50.8)	(49.4)	–	(137.7)
Earnings (loss) before taxes	321.2	238.7	213.4	(320.5)	452.8
Tax provision	(1.7)	(96.8)	(48.9)	–	(147.4)
Minority interests	–	–	(0.4)	–	(0.4)
Equity in results of affiliates	–	0.6	13.9	–	14.5
Net earnings (loss)	$319.5	$142.5	$178.0	$(320.5)	$319.5

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

24.   Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2007
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,499.1	$2,101.4	$(125.2)	$7,475.3
Legal settlement	–	(85.6)	–	–	(85.6)
Total net sales	–	5,413.5	2,101.4	(125.2)	7,389.7

Costs and expenses
Cost of sales (excluding depreciation)	–	4,709.1	1,642.6	(125.2)	6,226.5
Depreciation and amortization	3.4	179.0	98.6	–	281.0
Selling, general and administrative	71.3	168.7	83.7	–	323.7
Business consolidation and other costs	–	41.9	2.7	–	44.6
Equity in results of subsidiaries	(298.7)	–	–	298.7	–
Intercompany license fees	(71.0)	69.5	1.5	–	–
	(295.0)	5,168.2	1,829.1	173.5	6,875.8

Earnings (loss) before interest and taxes	295.0	245.3	272.3	(298.7)	513.9
Interest expense	(34.3)	(53.4)	(61.7)	–	(149.4)
Earnings (loss) before taxes	260.7	191.9	210.6	(298.7)	364.5
Tax provision	20.6	(58.3)	(58.0)	–	(95.7)
Minority interests	–	–	(0.4)	–	(0.4)
Equity in results of affiliates	–	1.7	11.2	–	12.9
Net earnings (loss)	$281.3	$135.3	$163.4	$(298.7)	$281.3

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2006
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,056.9	$1,733.0	$(168.4)	$6,621.5

Costs and expenses
Cost of sales (excluding depreciation and amortization)	–	4,349.9	1,358.9	(168.4)	5,540.4
Depreciation and amortization	3.3	160.3	89.0	–	252.6
Selling, general and administrative	71.6	135.5	80.1	–	287.2
Business consolidation and other costs	-	–	35.5	–	35.5
Property insurance gain	–	–	(75.5)	–	(75.5)
Equity in results of subsidiaries	(349.6)	–	–	349.6	–
Intercompany license fees	(70.4)	66.3	4.1	–	–
	(345.1)	4,712.0	1,492.1	181.2	6,040.2

Earnings (loss) before interest and taxes	345.1	344.9	240.9	(349.6)	581.3
Interest expense	(27.8)	(53.1)	(53.5)	–	(134.4)
Earnings (loss) before taxes	317.3	291.8	187.4	(349.6)	446.9
Tax provision	12.3	(94.9)	(49.0)	–	(131.6)
Minority interests	–	–	(0.4)	–	(0.4)
Equity in results of affiliates	–	3.7	11.0	–	14.7
Net earnings (loss)	$329.6	$200.6	$149.0	$(349.6)	$329.6

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

24.   Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2008
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$90.2	$(0.1)	$37.3	$–	$127.4
Receivables, net	0.5	145.7	361.7	–	507.9
Inventories, net	-	677.5	296.7	-	974.2
Cash collateral - receivable	-	123.2	106.3	-	229.5
Deferred taxes and other current assets	3.7	256.3	66.3	–	326.3
Total current assets	94.4	1,202.6	868.3	–	2,165.3

Property, plant and equipment, net	23.2	1,012.8	830.9	–	1,866.9
Investment in subsidiaries	2,286.1	289.7	81.0	(2,656.8)	-
Goodwill	-	740.2	1,085.3	-	1,825.5
Intangibles and other assets, net	150.5	234.1	126.4	-	511.0
Total assets	$2,554.2	$3,479.4	$2,991.9	$(2,656.8)	$6,368.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$62.5	$1.8	$238.7	$-	$303.0
Accounts payable	50.8	422.7	290.2	–	763.7
Accrued employee costs	3.7	175.0	54.0	-	232.7
Income taxes payable	21.5	(5.8)	(6.8)	–	8.9
Cash collateral - liability	–	124.0	–	–	124.0
Other current liabilities	30.0	264.9	135.2	–	430.1
Total current liabilities	168.5	982.6	711.3	–	1,862.4

Long-term debt	1,340.5	7.7	758.9	–	2,107.1
Intercompany borrowings	(245.3)	217.7	27.6	–	–
Employee benefit obligations	193.8	430.0	357.6	–	981.4
Deferred taxes and other liabilities	10.9	147.4	172.2	–	330.5
Total liabilities	1,468.4	1,785.4	2,027.6	–	5,281.4

Minority interests	-	-	1.5	-	1.5
Shareholders’ equity
Convertible preferred stock	-	-	4.8	(4.8)	-
Preferred shareholders’ equity	-	-	4.8	(4.8)	-

Common stock	788.0	820.9	485.5	(1,306.4)	788.0
Retained earnings	2,047.1	1,084.7	413.7	(1,498.4)	2,047.1
Accumulated other comprehensive earnings (loss)	(182.5)	(211.6)	58.8	152.8	(182.5)
Treasury stock, at cost	(1,566.8)	-	-	-	(1,566.8)
Common shareholders’ equity	1,085.8	1,694.0	958.0	(2,652.0)	1,085.8
Total shareholders’ equity	1,085.8	1,694.0	962.8	(2,656.8)	1,085.8
Total liabilities and shareholders’ equity	$2,554.2	$3,479.4	$2,991.9	$(2,656.8)	$6,368.7

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

24.   Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2007
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$70.1	$1.9	$79.6	$–	$151.6
Receivables, net	1.1	164.9	416.7	–	582.7
Inventories, net	-	719.9	278.2	-	998.1
Deferred taxes and other current assets	25.8	53.5	31.2	–	110.5
Total current assets	97.0	940.2	805.7	–	1,842.9

Property, plant and equipment, net	24.4	1,047.5	869.3	–	1,941.2
Investment in subsidiaries	2,274.7	413.7	81.0	(2,769.4)	–
Goodwill	–	740.8	1,122.3	-	1,863.1
Intangibles and other assets, net	98.0	142.8	132.6	-	373.4
Total assets	$2,494.1	$3,285.0	$3,010.9	$(2,769.4)	$6,020.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$50.5	$2.5	$123.8	$-	$176.8
Accounts payable	99.4	387.9	276.3	–	763.6
Accrued employee costs	11.8	160.2	66.0	-	238.0
Income taxes payable	15.5	–	0.2	–	15.7
Other current liabilities	59.9	186.8	72.3	–	319.0
Total current liabilities	237.1	737.4	538.6	–	1,513.1

Long-term debt	1,448.4	9.6	723.8	–	2,181.8
Intercompany borrowings	(694.3)	514.3	180.0	–	-
Employee benefit obligations	180.9	229.7	388.4	–	799.0
Deferred taxes and other liabilities	(20.5)	62.7	140.9	–	183.1
Total liabilities	1,151.6	1,553.7	1,971.7	–	4,677.0

Minority interests	-	-	1.1	-	1.1
Shareholders’ equity
Convertible preferred stock	–	–	4.8	(4.8)	–
Preferred shareholders’ equity	–	–	4.8	(4.8)	–

Common stock	760.3	819.7	642.8	(1,462.5)	760.3
Retained earnings	1,765.0	998.9	235.7	(1,234.6)	1,765.0
Accumulated other comprehensive earnings (loss)	106.9	(87.3)	154.8	(67.5)	106.9
Treasury stock, at cost	(1,289.7)	-	-	-	(1,289.7)
Common shareholders’ equity	1,342.5	1,731.3	1,033.3	(2,764.6)	1,342.5
Total shareholders’ equity	1,342.5	1,731.3	1,038.1	(2,769.4)	1,342.5
Total liabilities and shareholders’ equity	$2,494.1	$3,285.0	$3,010.9	$(2,769.4)	$6,020.6

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

24.   Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2008
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$319.5	$142.5	$178.0	$(320.5)	$319.5
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.6	181.5	112.3	–	297.4
Gain on sale of subsidiary	–	(7.1)	–	–	(7.1)
Legal settlement	–	(70.3)	–	–	(70.3)
Business consolidation and other costs	0.8	39.5	7.6	–	47.9
Deferred taxes	27.8	7.0	(15.2)	-	19.6
Equity earnings of subsidiaries	(320.5)	–	–	320.5	-
Other, net	31.0	10.4	(15.7)	–	25.7
Working capital changes, net	(50.3)	72.0	(26.8)	–	(5.1)
Cash provided by operating activities	11.9	375.5	240.2	-	627.6

Cash flows from investing activities
Additions to property, plant and equipment	(4.8)	(156.8)	(145.3)	–	(306.9)
Cash collateral, net	–	–	(105.5)	–	(105.5)
Business acquisitions	–	–	(2.3)	–	(2.3)
Investments in and advances to affiliates	446.5	(201.8)	(244.7)	–	–
Proceeds from sale of subsidiary	–	8.7	–	–	8.7
Other, net	(7.6)	(21.6)	17.2	–	(12.0)
Cash provided by (used in) investing activities	434.1	(371.5)	(480.6)	–	(418.0)

Cash flows from financing activities
Long-term borrowings	558.6	–	195.1	–	753.7
Repayments of long-term borrowings	(649.8)	(6.0)	(78.7)	–	(734.5)
Change in short-term borrowings	(1.9)	–	110.0	–	108.1
Proceeds from issuances of common stock	27.2	–	–	–	27.2
Acquisitions of treasury stock	(326.8)	–	–	–	(326.8)
Common dividends	(37.5)	–	–	–	(37.5)
Other, net	4.3	–	–	–	4.3
Cash provided by (used in) financing activities	(425.9)	(6.0)	226.4	–	(205.5)

Effect of exchange rate changes on cash	–	–	(28.3)	–	(28.3)

Change in cash and cash equivalents	20.1	(2.0)	(42.3)	-	(24.2)
Cash and cash equivalents - beginning of year	70.1	1.9	79.6	–	151.6
Cash and cash equivalents - end of year	$90.2	$(0.1)	$37.3	$-	$127.4

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

24.   Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2007
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$281.3	$135.3	$163.4	$(298.7)	$281.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.4	179.0	98.6	–	281.0
Legal settlement	–	85.6	–	–	85.6
Business consolidation and other costs	–	41.9	0.4	–	42.3
Deferred taxes	(8.3)	13.2	(25.9)	-	(21.0)
Equity earnings of subsidiaries	(298.7)	-	–	298.7	–
Other, net	0.8	(13.3)	(18.4)	–	(30.9)
Working capital changes, net	164.8	(103.6)	(26.5)	–	34.7
Cash provided by operating activities	143.3	338.1	191.6	-	673.0

Cash flows from investing activities
Additions to property, plant and equipment	(4.2)	(150.8)	(153.5)	–	(308.5)
Investments in and advances to affiliates	91.6	(173.8)	82.2	–	-
Property insurance proceeds	–	–	48.6	–	48.6
Other, net	(7.4)	(1.3)	2.8	–	(5.9)
Cash provided by (used in) investing activities	80.0	(325.9)	(19.9)	–	(265.8)

Cash flows from financing activities
Long-term borrowings	275.0	0.1	24.0	–	299.1
Repayments of long-term borrowings	(302.5)	(12.7)	(58.1)	–	(373.3)
Change in short-term borrowings	6.4	–	(102.2)	–	(95.8)
Proceeds from issuances of common stock	46.5	–	–	–	46.5
Acquisitions of treasury stock	(257.8)	–	–	–	(257.8)
Common dividends	(40.6)	–	–	–	(40.6)
Other, net	9.5	–	–	–	9.5
Cash used in financing activities	(263.5)	(12.6)	(136.3)	–	(412.4)

Effect of exchange rate changes on cash	–	–	5.3	–	5.3

Change in cash and cash equivalents	(40.2)	(0.4)	40.7	-	0.1
Cash and cash equivalents - beginning of year	110.3	2.3	38.9	–	151.5
Cash and cash equivalents - end of year	$70.1	$1.9	$79.6	$-	$151.6

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

24.   Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2006
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$329.6	$200.6	$149.0	$(349.6)	$329.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.3	160.3	89.0	–	252.6
Property insurance gain	–	–	(75.5)	–	(75.5)
Business consolidation and other costs	–	–	34.2	–	34.2
Deferred taxes	1.4	18.4	18.4	-	38.2
Equity earnings of subsidiaries	(349.6)	-	–	349.6	–
Other, net	30.8	(45.1)	(26.1)	–	(40.4)
Working capital changes, net	46.9	(69.0)	(115.2)	–	(137.3)
Cash provided by operating activities	62.4	265.2	73.8	-	401.4

Cash flows from investing activities
Additions to property, plant and equipment	(3.7)	(192.5)	(83.4)	–	(279.6)
Business acquisitions, net of cash acquired	–	(759.6)	(31.5)	–	(791.1)
Investments in and advances to affiliates	(754.1)	689.5	64.6	–	-
Property insurance proceeds	–	–	61.3	–	61.3
Other, net	(1.0)	9.1	7.9	–	16.0
Cash provided by (used in) investing activities	(758.8)	(253.5)	18.9	–	(993.4)

Cash flows from financing activities
Long-term borrowings	1,378.6	0.3	44.8	–	1,423.7
Repayments of long-term borrowings	(474.5)	(3.8)	(201.0)	–	(679.3)
Change in short-term borrowings	(25.8)	–	48.8	–	23.0
Proceeds from issuances of common stock	38.4	–	–	–	38.4
Acquisitions of treasury stock	(84.1)	–	–	–	(84.1)
Common dividends	(41.0)	–	–	–	(41.0)
Other, net	7.1	(7.6)	–	–	(0.5)
Cash provided by (used in) financing activities	798.7	(11.1)	(107.4)	–	680.2

Effect of exchange rate changes on cash	–	–	2.3	–	2.3

Change in cash and cash equivalents	102.3	0.6	(12.4)	-	90.5
Cash and cash equivalents - beginning of year	8.0	1.7	51.3	–	61.0
Cash and cash equivalents - end of year	$110.3	$2.3	$38.9	$-	$151.5

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

25.   Contingencies

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

From time to time, the company is subject to routine litigation incident to its businesses. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. Our information at this time does not indicate that the matters identified will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Pursuant to the merger agreement with the former shareholders of U.S. Can, a certain portion of the common share consideration issued for the acquisition of U.S. Can was placed in escrow and was subsequently converted into cash, which was to be used for the settlement of certain post-acquisition claims, pursuant to the terms of the merger agreement. During the second quarter of 2007, Ball asserted claims against the former shareholders of U.S. Can, which were disputed. The representative for the former shareholders of U.S. Can filed a lawsuit against the company in the first quarter of 2008 seeking a declaration of the parties’ rights and obligations with respect to the claims asserted by the company. This matter was settled during the fourth quarter of 2008.

26.   Indemnifications and Guarantees

During the normal course of business, the company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of direct or indirect subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition the majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

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

Notes to Consolidated Financial Statements
Ball Corporation and Subsidiaries

26.   Indemnifications and Guarantees (continued)

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders who would require performance upon certain events of default referred to in the undertaking. The maximum potential amount which could be paid is equal to the outstanding amounts due under the accounts receivable financing (see Note 9). The company, the relevant subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2008, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There were no matters required to be reported under this item.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The executive officers of the company as of December 31, 2008, were as follows:

1.
R. David Hoover, 63, Chairman, President and Chief Executive Officer since April 2002 and a director since 1996. Mr. Hoover was President and Chief Executive Officer from January 2001 until April 2002 and Vice Chairman, President and Chief Operating Officer from April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer from January 2000 to April 2000; Vice Chairman and Chief Financial Officer, 1998-2000; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

2.
Raymond J. Seabrook, 57, Executive Vice President and Chief Financial Officer since April 2006; Senior Vice President and Chief Financial Officer, April 2000 to April 2006; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

3.
John A. Hayes, 43, Executive Vice President and Chief Operating Officer since January 23, 2008; Senior Vice President, Ball Corporation, and President, Ball Packaging Europe, April 25, 2007, to January 23, 2008; Vice President, Ball Corporation, and President, Ball Packaging Europe, March 2006 to April 25, 2007; Executive Vice President of Ball’s European packaging business, July 2005 to March 2006; Vice President, Corporate Strategy, Marketing and Development, January 2003 to July 2005; Vice President, Corporate Planning and Development, April 2000 to January 2003; Senior Director, Corporate Planning and Development, February 1999 to April 2000; Vice President, Mergers and Acquisitions/Corporate Finance, Lehman Brothers, Chicago, Illinois, April 1993 to February 1999.

4.
John R. Friedery, 52, President, Metal Beverage Packaging, Americas and Asia, since January 23, 2008; Senior Vice President and Chief Operating Officer, North American Packaging, January 2004 to January 23, 2008; President, Metal Beverage Container, 2000 to January 2004; Senior Vice President, Manufacturing, 1998-2000; Vice President, Manufacturing, 1996-1998; Plant Manager, 1993-1996; Assistant Plant Manager, 1992-1993; Administrative Manager, 1991-1992; General Supervisor, 1989-1991; Production Supervisor, 1988-1989.

5.
Charles E. Baker, 51, Vice President, General Counsel and Assistant Corporate Secretary since April 2004; Associate General Counsel, 1999 to April 2004; Senior Director, Business Development, 1995-1999; Director, Corporate Compliance, 1994-1997; Director, Business Development, 1993-1995.

6.
Harold L. Sohn, 62, Senior Vice President, Corporate Relations, since April 25, 2007; Vice President, Corporate Relations, 1993 to April 25, 2007; Director, Industry Affairs, Packaging Products, 1988-1993.

7.
David A. Westerlund, 58, Executive Vice President, Administration since April 2006 and Corporate Secretary since December 2002; Senior Vice President, Administration, April 1998 to April 2006; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

8.
Scott C. Morrison, 46, Vice President and Treasurer since April 2002; Treasurer, September 2000 to April 2002; Managing Director/Senior Banker of Corporate Banking, Bank One, Indianapolis, Indiana, 1995 to August 2000.

9.
Douglas K. Bradford, 51, Vice President and Controller since April 2003; Controller since April 2002; Assistant Controller, May 1998 to April 2002; Senior Director, Tax Administration, January 1995 to May 1998; Director, Tax Administration, July 1989 to January 1995.

10.
Lisa A. Pauley, 47, Vice President, Administration and Compliance since April 2007; Senior Director, Administration and Compliance, 2004 to April 2007; Vice President, Finance and Administration for BATC, 2002 to 2004; Vice President, Administrative Services for BATC, 2000 to 2002; various other positions within the company, 1981 to 2000.

11.
Leroy J. Williams, Jr., 43, Vice President, Information Technology and Services, since April 2007; Vice President, Information Systems, 2005 to April 2007; Executive Director, Colorado Department of Labor & Employment, February 2005 to April 2005; Secretary of Technology and Chief Information Officer, January 2003 to January 2005; Chief Information Officer, Colorado Department of Personnel and Administration, October 2001 to December 2002; Director B2B Solutions, Qwest Communications, November 1995 to July 2001.

Other information required by Item 10 appearing under the caption "Director Nominees and Continuing Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2008, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption "Voting Securities and Principal Shareholders," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	5,227,647	$ 35.72	3,669,241
Equity compensation plans not approved by security holders	–	–	–

Total	5,227,647	$ 35.72	3,669,241

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent  Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008, is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings – Years ended December 31, 2008, 2007 and 2006

Consolidated balance sheets – December 31, 2008 and 2007

Consolidated statements of cash flows – Years ended December 31, 2008, 2007 and 2006

Consolidated statements of shareholders’ equity and comprehensive earnings – Years ended December 31, 2008, 2007 and 2006

Notes to consolidated financial statements

(2) Financial Statement Schedules:

Financial statement schedules have been omitted, as they are either not applicable, are considered insignificant or the required information is included in the consolidated financial statements or notes thereto.

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
February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:
	/s/ R. David Hoover		Chairman, President and Chief Executive Officer
	R. David Hoover		February 25, 2009

(2)	Principal Financial Accounting Officer:
	/s/ Raymond J. Seabrook		Executive Vice President and Chief Financial Officer
	Raymond J. Seabrook		February 25, 2009

(3)	Controller:
	/s/ Douglas K. Bradford		Vice President and Controller
	Douglas K. Bradford		February 25, 2009

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 25, 2009

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 25, 2009

	/s/ R. David Hoover	*	Chairman of the Board and Director
	R. David Hoover		February 25, 2009

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 25, 2009

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 25, 2009

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 25, 2009

/s/ George M. Smart	*	Director
George M. Smart		February 25, 2009

/s/ Theodore M. Solso	*	Director
Theodore M. Solso		February 25, 2009

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 25, 2009

/s/ Erik H. van der Kaay	*	Director
Erik H. van der Kaay		February 25, 2009

*By R. David Hoover as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ R. David Hoover
R. David Hoover
As Attorney-in-Fact
February 25, 2009

Ball Corporation and Subsidiaries
Annual Report on Form 10-K
For the year ended December 31, 2008

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

3.i	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended January 22, 2008 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2007) filed February 25, 2008.

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

4.1(b)
Senior Note Indenture dated as of December 19, 2002, by and among Ball Corporation, certain subsidiary guarantors of Ball Corporation and The Bank of New York, as Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated December 19, 2002) filed December 31, 2002.

4.1(c)
Senior Note Indenture dated as of March 27, 2006, by and among Ball Corporation and the Bank of New York Trust Company N.A. (filed by incorporation by reference to the Current Report on Form 8-K dated March 27, 2006) filed March 30, 2006. First Supplemental Indenture dated March 27, 2006, among Ball Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A. (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated March 27, 2006) filed March 30, 2006.

4.1(d)
Rights Agreement dated as of July 26, 2006, between Ball Corporation and Computershare Investor Services, LLC (filed by incorporation by reference to the Current Report on Form 8-K dated August 7, 2006) filed August 7, 2006. First Amendment to the Rights Agreement dated January 23, 2008, (filed by incorporation by reference to the Current report on Form 8-K dated January 23, 2008) filed January 24, 2008.

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

10.21
Credit agreement dated October 13, 2005, among Ball Corporation, Ball European Holdings S.ar.l., Ball Packaging Products Canada Corp. and each Other Subsidiary Borrower, Deutsche Bank AG, New York Branch, as a Lender, Administrative Agent and Collateral Agent and The Bank of Nova Scotia, as the Canadian Administrative Agent (filed by incorporation by reference to the Current Report on Form 8-K dated October 17, 2005) filed October 17, 2005. First Amendment to Credit Agreement by and between Ball Corporation, Ball European Holdings S.a.r.l., as lenders and Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders with Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers for the Term D Loans (filed by incorporation by reference to the Current Report on Form 8-K dated March 27, 2006) filed on March 30, 2006.

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

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

Exhibit Number	Description of Exhibit

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