Form 10-Q
period 2009-03-29
BALL CORP
filed 2009-05-07
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009

Commission file number   1-7349

BALL CORPORATION

State of Indiana	35-0160610

10 Longs Peak Drive, P.O. Box 5000
Broomfield, CO 80021-2510
303/469-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2009
Common Stock, without par value	93,984,733 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 29, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended
($ in millions, except per share amounts)	March 29, 2009	March 30, 2008

Net sales	$1,585.6	$1,740.2

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,312.5	1,437.7
Depreciation and amortization (Notes 8 and 10)	66.7	74.6
Selling, general and administrative	75.2	81.6
Business consolidation costs (Note 4)	5.0	−
Gain on sale of subsidiary (Note 5)	−	(7.1)
	1,459.4	1,586.8

Earnings before interest and taxes	126.2	153.4

Interest expense	(25.8)	(36.2)

Earnings before taxes	100.4	117.2
Tax provision	(28.1)	(37.2)
Equity in results of affiliates	(2.7)	3.9

Net earnings	$69.6	$83.9

Less net earnings attributable to noncontrolling interests	(0.1)	(0.1)

Net earnings attributable to Ball Corporation	$69.5	$83.8

Earnings per share (Note 14):
Basic	$0.74	$0.86
Diluted	$0.73	$0.85

Weighted average shares outstanding (000s) (Note 14):
Basic	93,544	97,199
Diluted	94,673	98,589

Cash dividends declared and paid, per share	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	March 29, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$53.1	$127.4
Receivables, net (Note 6)	691.5	507.9
Inventories, net (Note 7)	1,083.2	974.2
Cash collateral – receivable (Note 15)	181.9	229.5
Current derivative contracts (Note 15)	205.1	197.0
Current deferred taxes and other current assets	111.6	129.3
Total current assets	2,326.4	2,165.3

Property, plant and equipment, net (Note 8)	1,813.8	1,866.9
Goodwill (Note 9)	1,777.5	1,825.5
Noncurrent derivative contracts (Note 15)	137.2	139.0
Intangibles and other assets, net (Note 10)	369.7	372.0
Total Assets	$6,424.6	$6,368.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$302.3	$303.0
Accounts payable	681.5	763.7
Accrued employee costs	194.9	232.7
Income taxes payable and current deferred taxes	30.7	8.9
Cash collateral – liability (Note 15)	98.1	124.0
Current derivative contracts (Note 15)	218.9	268.4
Other current liabilities	171.2	161.7
Total current liabilities	1,697.6	1,862.4

Long-term debt (Note 11)	2,357.1	2,107.1
Employee benefit obligations (Note 12)	949.9	981.4
Noncurrent derivative contracts (Note 15)	191.6	189.7
Deferred taxes and other liabilities	116.4	140.8
Total liabilities	5,312.6	5,281.4

Contingencies (Note 16)	−	−

Shareholders’ equity (Note 13)
Common stock (160,973,761 shares issued – 2009; 160,916,672 shares issued – 2008)	795.6	788.0
Retained earnings	2,107.1	2,047.1
Accumulated other comprehensive earnings (loss)	(232.0)	(182.5)
Treasury stock, at cost (67,062,334 shares – 2009; 67,184,722 shares – 2008)	(1,560.4)	(1,566.8)
Total Ball Corporation shareholders’ equity	1,110.3	1,085.8

Noncontrolling interests	1.7	1.5
Total shareholders’ equity	1,112.0	1,087.3
Total Liabilities and Shareholders’ Equity	$6,424.6	$6,368.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Three Months Ended
($ in millions)	March 29, 2009	March 30, 2008
Cash Flows from Operating Activities
Net earnings	$69.6	$83.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	66.7	74.6
Business consolidation costs (Note 4)	5.0	−
Gain on sale of subsidiary (Note 5)	−	(7.1)
Legal settlement	−	(70.3)
Deferred taxes	(4.5)	(5.1)
Other, net	7.4	(18.2)
Changes in working capital components, excluding effects of dispositions	(452.0)	(272.4)
Cash used in operating activities	(307.8)	(214.6)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(67.8)	(74.5)
Cash collateral, net (Note 15)	21.7	−
Proceeds from sale of subsidiary, net of cash sold	−	8.7
Other, net	(1.1)	(2.3)
Cash used in investing activities	(47.2)	(68.1)

Cash Flows from Financing Activities
Long-term borrowings	394.3	270.7
Repayments of long-term borrowings	(116.7)	(32.3)
Change in short-term borrowings	8.3	113.7
Proceeds from issuances of common stock	6.0	6.4
Acquisitions of treasury stock	(1.1)	(131.5)
Common dividends	(9.3)	(9.6)
Other, net	2.4	0.4
Cash provided by financing activities	283.9	217.8

Effect of exchange rate changes on cash	(3.2)	3.2

Change in cash and cash equivalents	(74.3)	(61.7)
Cash and cash equivalents - beginning of period	127.4	151.6
Cash and cash equivalents - end of period	$53.1	$89.9

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 (annual report).

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

Recently Adopted Accounting Standards

Effective January 1, 2009, Ball adopted the deferral provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), as defined by Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” and applied the standard prospectively for all nonfinancial assets and liabilities measured on a nonrecurring basis. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. Details regarding the adoption of SFAS No. 157 and its effects on the company’s unaudited condensed consolidated financial statements are available in Note 15, “Financial Instruments and Risk Management.”

Also effective January 1, 2009, Ball adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS No. 160), on a prospective basis except for presentation and disclosure requirements, which were applied retrospectively. This statement amends accounting and reporting standards for the noncontrolling interest in a subsidiary, requiring that such interests be reported as a separate component of shareholders’ equity. SFAS No. 160 also requires the consolidated statements of earnings to include separate presentation of the amount of net earnings allocable to the noncontrolling interests in addition to the net earnings attributable to the company’s shareholders. The adoption of this standard did not have a significant impact on the unaudited condensed consolidated financial statements of the company.

Also effective January 1, 2009, Ball adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS No. 161), on a prospective basis. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, as well as information about credit-risk-related contingent features. It also requires a

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	Accounting Standards (continued)

company to disclose the fair values of derivative instruments and their gains and losses in a tabular format to make more transparent the location in a company’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Details regarding the adoption of SFAS No. 161 and its effects on the company’s unaudited condensed consolidated financial statements are available in Note 15, “Financial Instruments and Risk Management.”

Also effective January 1, 2009, Ball adopted on a prospective basis standards previously disclosed in the annual report related to business combinations; including SFAS No. 141 (revised 2007), “Business Combinations;” FSP No. 142-3, “Determination of the Useful Life of Intangible Assets;” and Emerging Issues Task Force 08-07, “Accounting for Defensive Intangible Assets.” In addition FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” was issued in April 2009 and is also applicable on a prospective basis for business combinations with acquisition dates after January 1, 2009. The adoption of these standards did not have a significant impact on the unaudited condensed consolidated financial statements of the company; however, we will continue to monitor the impact these statements will have in the event we enter into a business combination transaction in a future period.

New Accounting Standards

In December 2008 the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. FAS 132(R)-1). This guidance requires disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. FSP No. FAS 132(R)-1 is effective for Ball for the fiscal year ending December 31, 2009, and will be applied on a prospective basis. The company is in the process of evaluating the impact this guidance will have on our consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. FAS 157-4). This standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for Ball for the period ending June 28, 2009, and will be applied on a prospective basis. The company does not anticipate the adoption of this accounting guidance will have a significant impact on our consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. FAS 107-1 and APB 28-1). This guidance requires additional disclosures for loans and long-term receivables that provide a comparison of the carrying value to the fair value in a tabular format in addition to qualitative disclosures regarding the measurement policies and significant assumptions used to estimate fair value. This guidance is effective for Ball for the period ending June 28, 2009, and will be applied on a prospective basis. We do not anticipate the adoption of this accounting guidance will have a significant impact on our consolidated financial statements.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. FAS 115-2 and FAS 124-2). This position amends existing guidance for other-than-temporary impairments on debt securities to make it more operational and revises disclosure requirements for other-than-temporary impairments related to debt and equity securities, including quantitative and qualitative disclosures. This guidance is effective for Ball for the period ending June 28, 2009, and will be applied on a prospective basis. We currently do not anticipate the adoption of this accounting guidance will have a significant impact on our consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines resulting in five reportable segments.

Metal beverage packaging, Americas and Asia:  Consists of operations, which have been aggregated along product lines and similar economic characteristics in the U.S., Canada and the People’s Republic of China (PRC). These operations manufacture and sell metal beverage containers in North America and the PRC, as well as non-beverage plastic containers in the PRC.

Metal beverage packaging, Europe:  Consists of operations in several countries in Europe, which manufacture and sell metal beverage containers.

Metal food & household products packaging, Americas:  Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans and decorative specialty cans.

Plastic packaging, Americas:  Consists of operations in the U.S., which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging. This segment also includes the manufacture and sale of plastic containers used for industrial and household products.

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

Summary of Business by Segment
	Three Months Ended
($ in millions)	March 29, 2009	March 30, 2008
Net Sales
Metal beverage packaging, Americas & Asia	$620.4	$703.9
Metal beverage packaging, Europe	343.8	405.6
Metal food & household products packaging, Americas	283.6	263.8
Plastic packaging, Americas	159.7	188.9
Aerospace & technologies	178.1	178.0
Net sales	$1,585.6	$1,740.2

Net Earnings
Metal beverage packaging, Americas & Asia	$46.2	$74.0
Business consolidation costs (Note 4)	(5.0)	−
Total metal beverage packaging, Americas & Asia	41.2	74.0
Metal beverage packaging, Europe	30.9	48.0
Metal food & household products packaging, Americas	49.6	14.8
Plastic packaging, Americas	3.6	4.8
Aerospace & technologies	14.6	14.9
Gain on sale of subsidiary (Note 5)	−	7.1
Total aerospace & technologies	14.6	22.0
Segment earnings before interest and taxes	139.9	163.6
Undistributed corporate expenses, net	(13.7)	(10.2)
Earnings before interest and taxes	126.2	153.4
Interest expense	(25.8)	(36.2)
Tax provision	(28.1)	(37.2)
Equity in results of affiliates	(2.7)	3.9
Less net earnings attributable to noncontrolling interests	(0.1)	(0.1)
Net earnings attributable to Ball Corporation	$69.5	$83.8

($ in millions)	March 29, 2009	December 31, 2008
Total Assets
Metal beverage packaging, Americas & Asia	$1,934.9	$1,873.0
Metal beverage packaging, Europe	2,361.5	2,434.5
Metal food & household products packaging, Americas	1,106.2	972.9
Plastic packaging, Americas	518.2	502.6
Aerospace & technologies	292.2	280.2
Segment assets	6,213.0	6,063.2
Corporate assets, net of eliminations	211.6	305.5
Total assets	$6,424.6	$6,368.7

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Business Consolidation Costs

In the first quarter of 2009, the company ceased operations at the metal beverage container plant in Kansas City, Missouri, as announced in October 2008, and recorded an additional charge for accelerated depreciation of $5 million ($3.1 million after tax).

Since the fourth quarter of 2007, we have ceased operations or announced our intent to cease operations at eight manufacturing plants in North America as we align our packaging businesses with the current realities of market demand. The intent to cease operations at two of these plants was announced subsequent to the end of the first quarter of 2009, as described in further detail in Note 18. During that period we have recorded net business consolidation costs of $101.7 million ($65 million after tax) related to our operations that have ceased, including $45.6 million related to metal beverage packaging, Americas and Asia; $42.6 million related to metal food and household products packaging, Americas; $8.7 million related to plastic packaging, Americas; and $4.8 million related to corporate other costs. These charges consist of employee severance costs of $31.3 million; accelerated depreciation and the write down to net realizable value of certain fixed assets, related spare parts and tooling of $54.3 million; and lease cancellation and other business consolidation costs of $16.1 million.

Following is a summary of activity by segment related to business consolidation activities for the quarter ended March 29, 2009:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Corporate Other Costs	Total

Balance at December 31, 2008	$28.2	$11.1	$2.9	$4.8	$47.0
Charges	5.0	–	–	–	5.0
Cash payments	(2.2)	(2.0)	(0.8)	–	(5.0)
Fixed asset disposals and transfer activity	(5.5)	0.1	(0.1)	(0.3)	(5.8)
Balance at March 29, 2009	$25.5	$9.2	$2.0	$4.5	$41.2

Carrying value of assets held for sale at March 29, 2009	$5.3	$1.9	$–	$–	$7.2

All remaining reserves for business consolidation activities are expected to be utilized during the balance of 2009.

5.	Sale of Subsidiary

On February 15, 2008, Ball Aerospace & Technologies Corp. (BATC) completed the sale of an Australian subsidiary for $10.5 million that resulted in a pretax gain of $7.1 million ($4.4 million after tax).

6.	Receivables

	March 29,	December 31,
($ in millions)	2009	2008

Trade accounts receivable, net	$634.3	$435.7
Other receivables	57.2	72.2
	$691.5	$507.9

Trade accounts receivable are shown net of an allowance for doubtful accounts of $11 million at March 29, 2009, and $12.8 million at December 31, 2008. Other receivables primarily include property and sales tax receivables and certain vendor rebate receivables.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.	Receivables (continued)

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $203.1 million at March 29, 2009, and $250 million at December 31, 2008, and are reflected as a reduction of accounts receivable.

7.	Inventories

($ in millions)	March 29, 2009	December 31, 2008

Raw materials and supplies	$442.5	$461.4
Work in process and finished goods	640.7	512.8
	$1,083.2	$974.2

8.	Property, Plant and Equipment

($ in millions)	March 29, 2009	December 31, 2008

Land	$87.3	$89.0
Buildings	790.2	798.5
Machinery and equipment	2,965.6	2,992.9
Construction in progress	163.2	151.2
	4,006.3	4,031.6
Accumulated depreciation	(2,192.5)	(2,164.7)
	$1,813.8	$1,866.9

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $62.6 million and $70.2 million for the three months ended March 29, 2009, and March 30, 2008, respectively.

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2008	$310.0	$1,048.3	$353.6	$113.6	$1,825.5
Effects of foreign currency exchange rates	–	(48.0)	−	−	(48.0)
Balance at March 29, 2009	$310.0	$1,000.3	$353.6	$113.6	$1,777.5

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Intangibles and Other Assets

($ in millions)	March 29, 2009	December 31, 2008

Investments in affiliates	$84.2	$83.9
Intangible assets (net of accumulated amortization of $109.4 at March 29, 2009, and $108.2 at December 31, 2008)	99.9	104.4
Company-owned life insurance	94.8	94.2
Long-term deferred tax assets	28.5	26.0
Other	62.3	63.5
	$369.7	$372.0

Total amortization expense of intangible assets amounted to $4.1 million and $4.4 million for the first three months of 2009 and 2008, respectively.

11.	Long-term Debt

Long-term debt consisted of the following:

	March 29, 2009			December 31, 2008
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $1.6 in 2009 and $1.8 in 2008)		$509.0	$509.0		$509.0	$509.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.7 in both 2009 and 2008)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated		£74.4	107.1		£74.4	109.5
Term B Loan, euro denominated		€306.3	412.0		€306.3	431.6
Term C Loan, Canadian dollar denominated	C$	120.4	97.6	C$	120.4	98.5
Term D Loan, U.S. dollar denominated		$437.5	437.5		$437.5	437.5
U.S. dollar multi-currency revolver borrowings		$237.0	237.0		$2.3	2.3
Euro multi-currency revolver borrowings		€162.3	218.3		€128.2	180.8
British sterling multi-currency revolver borrowings		£10.5	15.2		£10.5	15.5
Industrial Development Revenue Bonds
Floating rates due through 2015		$9.4	9.4		$9.4	9.4
Other	Various		8.1	Various		10.4
			2,501.2			2,254.5
Less: Current portion of long-term debt			(144.1)			(147.4)
			$2,357.1			$2,107.1

As permitted the company’s long-term debt is not carried in the company’s financial statements at fair value. The fair value of the long-term debt was estimated at $2.4 billion as of March 29, 2009, as compared to its carrying value of $2.5 billion. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Long-term Debt (continued)

At March 29, 2009, the company had approximately $228 million available for borrowing under the multi-currency revolving credit facilities that provide for up to $735 million in U.S. dollar equivalent borrowings. The company also had short-term uncommitted credit facilities of up to $333 million at March 29, 2009, of which $158.1 million was outstanding and due on demand.

The notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. The notes payable also contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases. Exhibit 20 contains unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

The company was in compliance with all loan agreements at March 29, 2009, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Employee Benefit Obligations

($ in millions)	March 29, 2009	December 31, 2008

Total defined benefit pension liability	$610.3	$622.3
Less current portion	(23.6)	(26.3)
Long-term defined benefit pension liability	586.7	596.0
Retiree medical and other postemployment benefits	177.5	178.4
Deferred compensation plans	168.2	176.3
Other	17.5	30.7
	$949.9	$981.4

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	March 29, 2009			March 30, 2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.5	$1.4	$11.9	$10.7	$2.3	$13.0
Interest cost	13.4	7.1	20.5	12.7	8.6	21.3
Expected return on plan assets	(16.0)	(3.2)	(19.2)	(16.0)	(4.8)	(20.8)
Amortization of prior service cost	0.2	(0.1)	0.1	0.3	(0.1)	0.2
Recognized net actuarial loss	3.1	0.8	3.9	2.6	1.0	3.6
Subtotal	11.2	6.0	17.2	10.3	7.0	17.3
Non-company sponsored plans	0.4	–	0.4	0.3	–	0.3
Net periodic benefit cost	$11.6	$6.0	$17.6	$10.6	$7.0	$17.6

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $4.6 million in the first three months of 2009 ($6.3 million in 2008). The total contributions to these funded plans are expected to be in the range of $75 million to $85 million in 2009. Payments to participants in the unfunded German plans were €4.3 million ($5.6 million) in the first three months of 2009 and are expected to be approximately €18 million (approximately $23 million) for the full year.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.	Employee Benefit Obligations (continued)

As reported in the company’s 2008 annual report, a reduction of the assumed expected return on pension assets by one quarter of a percentage point would result in an approximate $2.4 million increase in the 2009 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $2.8 million of additional pension expense in 2009.

13.	Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) include the cumulative effect of foreign currency translation, pension and other postretirement items and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (net of tax)	Effective Financial Derivatives (net of tax)		Accumulated Other Comprehensive Earnings (Loss)

December 31, 2008	$173.6	$(251.8)	$(104.3)		$(182.5)
Change	(47.7)	2.4	(4.2	)(a)	(49.5)
March 29, 2009	$125.9	$(249.4)	$(108.5)		$(232.0)

(a)	Change in accumulated other comprehensive earnings (loss) for effective financial derivatives during the three month period ended March 29, 2009, is as follows:
Change in accumulated other comprehensive earnings (loss) for hedges:
Losses recognized in earnings (Note 15):
Commodity contracts	$13.0
Interest rate and other contracts	1.6
Change in fair value of cash flow hedges:
Commodity contracts	(18.4)
Interest rate and other contracts	(2.2)
Foreign currency and tax impacts	1.8
$(4.2)

Comprehensive Earnings

	Three Months Ended
($ in millions)	March 29, 2009	March 30, 2008

Net earnings attributable to Ball Corporation	$69.5	$83.8
Foreign currency translation adjustment	(47.7)	86.3
Pension and other postretirement items	2.4	2.0
Effect of derivative instruments	(4.2)	41.2
Comprehensive earnings	$20.0	$213.3

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Shareholders’ Equity and Comprehensive Earnings (continued)

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the three months ended March 29, 2009, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	5,227,647	$35.72	1,927,197	$11.78
Granted	1,236,300	40.08	1,236,300	10.65
Vested			(875)	13.08
Exercised	(39,730)	18.34
Canceled/forfeited	(23,263)	47.40	(23,263)	11.61
End of period	6,400,954	36.63	3,139,359	11.34

Vested and exercisable, end of period	3,261,595	28.38
Reserved for future grants	2,240,214

The options granted in January 2009 included 740,584 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at March 29, 2009, was 6.6 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $43.2 million. The weighted average remaining contractual term for options vested and exercisable at March 29, 2009, was 4.3 years and the aggregate intrinsic value was $48.9 million. The company received $0.7 million from options exercised during the three months ended March 29, 2009. The intrinsic value associated with these exercises was $0.9 million, and the associated tax benefit of $0.3 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

Based on the Black-Scholes option pricing model, adapted for use in valuing compensatory stock options in accordance with SFAS No. 123 (revised 2004), options granted in January 2009 have an estimated weighted average fair value at the date of grant of $10.65 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

Expected dividend yield	1.00%
Expected stock price volatility	29.83%
Risk-free interest rate	1.74%
Expected life of options	5.25 years

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Shareholders’ Equity and Comprehensive Earnings (continued)

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

In January 2009 and April 2008, the company’s board of directors granted 193,450 and 246,650 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the first quarter 2009 for either grant.

For the three months ended March 29, 2009, the company recognized in selling, general and administrative expenses pretax expense of $6.3 million ($3.8 million after tax) for share-based compensation arrangements, which represented $0.04 per both basic and diluted share. For the three months ended March 30, 2008, the company recognized pretax expense of $4.2 million ($2.6 million after tax) for such arrangements, which represented $0.03 per both basic and diluted share for that period. At March 29, 2009, there was $52.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.7 years.

Stock Repurchase Agreements

For the first quarter of 2009, we did not enter into any share repurchase agreements, as we focused our efforts on growing cash balances and reducing our debt level. Net share repurchases in the first quarter of 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Net share repurchases in 2008 also included the settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.	Earnings Per Share

	Three Months Ended
($ in millions, except per share amounts; shares in thousands)	March 29, 2009	March 30, 2008

Diluted Earnings per Share:
Net earnings attributable to Ball Corporation	$69.5	$83.8

Weighted average common shares	93,544	97,199
Effect of dilutive securities	1,129	1,390
Weighted average shares applicable to diluted earnings per share	94,673	98,589

Diluted earnings per share	$0.73	$0.85

Information needed to compute basic earnings per share is provided in the unaudited condensed consolidated statements of earnings.

The following outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Three Months Ended
Option Price:	March 29, 2009	March 30, 2008

$ 40.08	1,152,835	−
$ 43.69	780,520	739,500
$ 49.32	899,029	923,050
$ 50.11	861,600	−
	3,693,984	1,662,550

15.	Financial Instruments and Risk Management

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. Even though the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

Collateral Calls

Ball’s agreements with our financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and financial counterparties on these derivative contracts. The cash flows of the posted collateral calls are shown within the investing section of our unaudited condensed consolidated statements of cash flows. As of March 29, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position is $340.9 million for which the company had posted $181.9 million. Our cash collateral postings have been offset by cash collateral receipts from our customers of $98.1 million, resulting in net cash collateral postings of $83.8 million at March 29, 2009 ($105.5 million at December 31, 2008). The majority of these contracts settle during 2009. If the company’s public credit rating was downgraded, there would be no impact to our net cash collateral postings as of March 29, 2009.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management (continued)

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum ingot primarily by entering into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract so as to match underlying purchase volumes and pricing with sales volumes and pricing.

In Europe and the PRC, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers that reduce the company’s exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures to match underlying purchase volumes and pricing with sales volumes and pricing for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes.

The company had aluminum contracts limiting its exposure with notional amounts of approximately $1.3 billion and $1.4 billion at March 29, 2009, and December 31, 2008, respectively. The aluminum contracts include derivative instruments for which the company elects mark-to-market accounting, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges related to forecasted transactions and firm commitments expire within the next four years. Included in shareholders’ equity at March 29, 2009, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $104 million associated with these contracts. A net loss of $71 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be passed through to customers with higher prices under our sales contracts resulting in little or no earnings impact to Ball.

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2008 and thus far in 2009, we were able to pass through to our customers the majority of steel cost increases. We anticipate at this time that we will be able to pass through virtually all of the steel price increases that occur over the next 12 months.

In our packaging businesses, we generally have the ability to pass through commodity price increases; however, we retain the inventory holding impact on the pass-through between the time the commodity is purchased and sold. The impact from holding the inventory will increase when there is significant movement in the pricing of the commodity, which occurred during the first quarter of 2009.

Interest Rate and Inflation Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 29, 2009, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At March 29, 2009, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million paying fixed rates and expiring within the next two years. An approximate $7 million net after-tax loss associated with these contracts is included in accumulated other comprehensive earnings (loss) at March 29, 2009, of which $4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management (continued)

At March 29, 2009, the company had outstanding interest rate collars in the U.S. totaling $150 million. The value of these contracts in accumulated other comprehensive earnings (loss) at March 29, 2009, was a loss of approximately $2 million, which is all expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $3 million of net gain related to the termination or deselection of hedges is included in accumulated other comprehensive earnings (loss) at March 29, 2009. The amount recognized thus far in 2009 earnings related to terminated hedges was insignificant.

We also use European inflation option contracts to limit the impacts from spikes in inflation against certain multi-year contracts. At March 29, 2009, the company had inflation options in Europe with notional amounts of €115 million. The company uses mark-to-market accounting for these options, and the fair value at March 29, 2009, was €1.8 million. The contracts expire within the next four years.

Foreign Currency Exchange Rate Risk

At March 29, 2009, the company had outstanding foreign currency agreements with notional amounts of $283 million expiring within four years.  Our objective in managing exposure to foreign currency fluctuations is to protect significant foreign cash flows and earnings from changes associated with foreign currency exchange rate fluctuations through the use of various derivative contracts. In addition we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars.  The amounts included in accumulated other comprehensive earnings (loss) related to these contracts were not significant.

Impact from Derivative Instruments on Earnings for the Three Months Ended March 29, 2009

($ in millions)	Accumulated other comprehensive losses recognized in earnings (Note 13)		Gain (loss) from instruments not designated as hedges recognized in the statement of earnings		Total

Commodity contracts	$(13.0	) (a)	$(0.6)		$(13.6)
Interest rate contracts/expense	(1.6)		−		(1.6)
Other contracts	−		6.7	(b)	6.7
Total	$(14.6)		$6.1		$(8.5)

(a)
These losses are primarily recorded in costs of sales in the unaudited condensed consolidated statement of earnings and virtually all were passed through to our customers, resulting in no significant impact to earnings.

(b)	These gains are primarily recorded in selling, general and administrative expenses in the unaudited condensed consolidated statement of earnings.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management (continued)

Fair Value Measurements

Ball adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities measured on a recurring basis. Ball has not identified any significant impact to nonfinancial assets and liabilities as a result of the adoption of SFAS No. 157 for these items on January 1, 2009.

The statement establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●
Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

●	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The company has classified all applicable financial and nonfinancial assets and liabilities as Level 2 within the fair value hierarchy as of March 29, 2009, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value of Derivative Instruments as of March 29, 2009:

($ in millions)	Derivatives designated as hedging instruments under FAS 133		Derivatives not designated as hedging instruments under FAS 133	Total

Assets:
Commodity contracts		$52.9	$136.6	$189.5
Other derivative contracts		2.3	13.3	15.6
Total current derivative contracts		$55.2	$149.9	$205.1

Noncurrent commodity contracts	$	−	$134.5	$134.5
Other noncurrent contracts		−	2.7	2.7
Total noncurrent derivative contracts	$	−	$137.2	$137.2

Liabilities:
Commodity contracts		$79.3	$135.4	$214.7
Other derivative contracts		2.3	1.9	4.2
Total current derivative contracts		$81.6	$137.3	$218.9

Noncurrent commodity contracts		$46.8	$134.4	$181.2
Other noncurrent contracts		9.8	0.6	10.4
Total noncurrent derivative contracts		$56.6	$135.0	$191.6

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management (continued)

Additionally at March 29, 2009, we had $11.6 million in net receivables related to our European scrap metal program, which are classified as Level 2 within the fair value hierarchy.

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from one reliable observable market source. The company also does not adjust the value of its financial instruments except for in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. We perform validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty statements. The company additionally evaluates counterparty creditworthiness and has not identified any circumstances requiring that the reported values of our financial instruments be adjusted as of March 29, 2009.

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

18.	Subsequent Event

On April 8, 2009, the company announced that it will permanently cease manufacturing operations at polyethylene terephthalate (PET) plastic packaging manufacturing plants in Watertown, Wisconsin, and Baldwinsville, New York, which will cease operations in the second and third quarters of 2009, respectively. Manufacturing volumes will be absorbed by other plastic packaging plants as we consolidate production capacity into lower-cost plants. A pretax charge of approximately $24 million ($14 million after tax) will be recorded in the results of the second quarter of 2009.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes. Ball Corporation and its subsidiaries are referred to collectively as “Ball” or “the company” or “we” or “our” in the following discussion and analysis.

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships generally mitigate these risks. We are also subject to exposure from the rising costs of raw materials, as well as other inputs into our direct costs, although our contracts and long-term relationships help us to mitigate those risks in the majority of circumstances.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products and expanding volume. Over the past two years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our worldwide beverage can business.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers. As part of this focus, we installed a new aluminum bottle line, as well as a 24-ounce beverage can production line, in our Monticello, Indiana, facility, and both became operational during the third quarter of 2008.

While the North American beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow in the medium to long term. While we are able to capitalize on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion, we have put on hold various projects, including the completion of the construction of a plant in Poland, due to the current world-wide economic environment. Our Brazilian joint venture is proceeding with the construction of a one-line metal beverage can plant in Brazil and is adding further can capacity in the existing Rio de Janeiro can plant. These Brazilian expansion efforts will be owned by Ball’s unconsolidated 50-percent-owned joint venture, Latapack-Ball Embalagens, Ltda., and the expansion is being funded by cash flows from operations and incurrence of debt by the joint venture.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance. We expect that the delay of certain program awards, as well as federal budget considerations under the new administration, will have an unfavorable impact on this segment in 2009, and we are continuing to take steps to adjust our resources accordingly.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, while the remainder are fixed-price contracts. We include time and material contracts in the fixed-price category, because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could further adversely affect segment performance during 2009 compared to 2008.

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of Ball Aerospace and Technologies Corp.’s total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

Management uses various measures to evaluate company performance. The primary financial metric we use is economic value added (tax-effected operating earnings, as defined by the company, less a charge for net operating assets employed). Our goal is to increase economic value added on an annual basis. Other financial metrics we use are earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics and production and sales volumes. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

CONSOLIDATED SALES AND EARNINGS

The company has five reportable segments organized along a combination of product lines, after aggregating the metal beverage packaging, Americas and Asia operations based on similar economic characteristics:  (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; (4) plastic packaging, Americas; and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Metal Beverage Packaging, Americas and Asia

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC.

This segment accounted for 39 percent of consolidated net sales in the first quarter of 2009 (41 percent in 2008). Sales in the first quarter of 2009 were 12 percent lower than the same period in 2008, primarily as a result of 2009 decreases in sales volume of approximately 9 percent, along with the pass-through of lower aluminum prices. The decrease in sales volume was due to lower sales to carbonated soft drink customers driven in part by the current economic environment, as well as slightly lower beer volumes with some impact from plant closures.

Segment earnings were $41.2 million in the first quarter of 2009 ($46.2 million excluding business consolidation activities) compared to earnings of $74 million in the first quarter of 2008. Excluding the $5 million in business consolidation activities (see comment below), earnings in 2009 were 38 percent lower than in the first quarter of 2008 primarily due to approximately $9 million related to sales volume declines with the sale of higher cost inventory making up the remainder. Positive impacts from cost optimization measures offset negative foreign currency impacts in China.

In October 2008 Ball announced the closure of metal beverage can plants in Guayama, Puerto Rico, and Kansas City, Missouri. The plant in Puerto Rico ceased operations at the end of 2008, and the plant in Kansas City was closed during the first quarter of 2009, resulting in an additional pretax charge of $5 million ($3.1 million after tax) for the quarter.

Cost reductions associated with these plant closings and the previous Kent, Washington, plant closing are expected to be up to $35 million in 2009 and to be $12 million cash positive upon final disposition of the assets, which includes cash benefits received in the fourth quarter of 2008 from the sale of the Kent facility.

As the aforementioned plant closures indicate, we are actively pursuing improved profitability through better asset utilization and cost optimization across all of the business. We are also committed to improving margins on this portion of our business through active revenue management. We continue to focus efforts on the custom beverage can business, specifically on cans of different shapes, diameters and fill volumes and by developing cans with added functional attributes (such as resealability) and through product line extensions.

Metal Beverage Packaging, Europe

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia. This segment accounted for 22 percent of consolidated net sales in the first quarter of 2009 (23 percent in 2008). Segment sales in the first quarter of 2009 as compared to the same period in the prior year were 15 percent lower largely due to foreign currency translation declines of 13 percent on the weakening of the euro and slightly lower sales volume, which were partially offset by price increases.

Segment earnings were $30.9 million in the first quarter of 2009 compared to earnings of $48 million for the same period in 2008. Earnings in the first quarter of 2009 were negatively impacted by $9 million in foreign currency declines and equal proportions of higher cost inventory and price-cost compression.

Metal Food & Household Products Packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The segment includes the manufacture and sale of metal cans used for food packaging, aerosol cans, paint cans, general line cans and decorative specialty cans.

Segment sales were approximately 18 percent of consolidated net sales in the first quarter of 2009 (15 percent in 2008). Sales in the first quarter increased 8 percent over the same period in 2008 due to higher selling prices driven by the higher cost of raw materials beginning in 2009, which was partially offset by a decrease in sales volume of 12 percent period over period.

Segment earnings were $49.6 million in the first quarter of 2009 compared to earnings of $14.8 million in 2008. The increase in earnings in the first quarter of 2009 was due primarily to lower costs of inventory carried into 2009. Better manufacturing performance also offset lower sales volume for the quarter.

Plastic Packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S., which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications. Manufacturing operations ceased in Canada during the third quarter of 2008 with the closure of the Brampton, Ontario, plant.

This segment accounted for 10 percent of consolidated net sales in the first quarter of 2009 (11 percent in 2008). Segment net sales in the first quarter of 2009 decreased 15 percent, or $29 million, as compared to the same period of 2008 primarily due to sales volume declines offset to some extent by selling price increases. The volume loss included decreases in carbonated soft drink and water bottle sales due, in part, to lower convenience store sales by our customers and growth in customer self-manufacturing efforts partially offset by higher sales in specialty business markets (e.g., custom hot-fill, alcohol, food and juice drinks). Reduced preform sales also contributed to the sales decrease in 2009 due, in part, to the bankruptcy filing of a preform customer in the second quarter of 2008.

Segment earnings of $3.6 million in the first quarter of 2009 were lower than quarterly earnings of $4.8 million in the prior year, primarily due to the previously mentioned volume losses partially offset by higher selling prices and improved operating performance.

Subsequent Event

On April 8, 2009, the company announced that it will permanently cease manufacturing operations at PET plastic packaging manufacturing plants in Watertown, Wisconsin, and Baldwinsville, New York. Production at these plants will cease in the second and third quarters of 2009, respectively. Manufacturing volumes will be absorbed by other plastic packaging plants as we consolidate production capacity into lower-cost plants. A pretax charge of approximately $24 million ($14 million after tax) will be recorded in the results of the second quarter of 2009. Cost savings associated with these activities are expected to exceed $12 million annually beginning in 2010.

Aerospace and Technologies

Aerospace and technologies segment sales represented 11 percent of consolidated net sales in the first quarter of 2009 (10 percent in 2008) and were essentially flat period over period.

Segment earnings were $14.6 million in the first quarter of 2009 compared to $22 million in the same period of 2008, which included a pretax gain of $7.1 million on the sale of a subsidiary in 2008. Excluding the pretax gain on the sale, earnings were relatively flat period over period.

Contracted backlog in the aerospace and technologies segment at March 29, 2009, was $592 million compared to a backlog of $597 million at December 31, 2008.

Additional Segment Information

For additional information regarding the company’s segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation activities were based on estimates by Ball management and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 4 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Equity in Results of Affiliates

The reduction in equity in results of affiliates in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to foreign currency translation impacts on our investment in Brazil.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $75.2 million in the first quarter of 2009 compared to $81.6 million for the same period in 2008. This decrease in SG&A expenses was due to lower general and administrative costs in the aerospace and technologies segment of approximately $4 million; favorable mark-to-market adjustments of derivatives of approximately $3.8 million and other miscellaneous net cost reductions. These reductions and favorable adjustments were partially offset by an increase in stock-based compensation, including deferred compensation stock plan costs of approximately $3.5 million.

Interest and Taxes

Consolidated interest expense was $25.8 million for the first quarter of 2009 compared to $36.2 million in the same period of 2008. The reduced expense in 2009 was primarily due to lower interest rates on floating rate debt, and a lower euro compared to the U.S. dollar.

The effective income tax rate was 28 percent for the first three months of 2009 compared to 32 percent for the same period in 2008. The lower tax rate in 2009 was primarily the result of a $4.8 million release of the company’s tax reserve for Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” as a result of a foreign tax settlement.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. We had approximately $228 million of available funds under committed multi-currency revolving credit facilities at March 29, 2009. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, the current global credit, financial and economic crisis or any of the other factors described in Item 1A, “Risk Factors,” within the company’s annual report.

In our worldwide beverage can business, we use financial derivative contracts, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report, to manage future aluminum price volatility for our customers. As these derivative contracts are largely matched to customer sales contracts, they have very limited economic impact on our earnings. Ball’s financial counterparties to these derivative contracts require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and other financial counterparties on these derivative contracts. At March 29, 2009, Ball had $181.9 million of cash posted as collateral and had received $98.1 million of cash collateral from customers for a net amount of $83.8 million. The cash flows of the collateral postings are shown in the investing section of our consolidated statements of cash flows. We expect to recover all of these net cash deposits in 2009.

Cash flows used by operations were $307.8 million in the first three months of 2009 compared to $214.6 million in the first three months of 2008. The increase in cash flows used by operations in 2009 as compared to 2008 was primarily due to an increase in receivables and lower payables.

Based on information currently available, we estimate 2009 capital spending to be less than $250 million compared to 2008 capital spending of $306.9 million. We have reduced our expected capital spending year over year to focus on reducing our debt net of cash balances.

Interest-bearing debt at March 29, 2009, increased approximately $249 million to $2.66 billion from $2.41 billion at December 31, 2008. The debt increase was primarily due to seasonal working capital needs. We intend to continue to allocate our operating cash flow for the balance of 2009 to reducing our debt net of cash balances while covering our capital spending programs, dividend payments and incremental pension funding.

At March 29, 2009, approximately $228 million was available under the company’s committed multi-currency revolving credit facilities, which are available until October 2011. The company also had $333 million of short-term uncommitted credit facilities available at the end of the first quarter, of which $158.1 million was outstanding.  Given our cash flow projections and unused credit facilities that are available until October 2011, the company’s liquidity is expected to meet its ongoing operating cash flow and debt service requirements. While the current financial and economic conditions have raised concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis.

The current financial and economic environment has increased liquidity and credit risks with some of our customers and suppliers. In October 2008 we advanced interest-bearing funding of $22 million in support of one of our key suppliers, which advance is secured by accounts receivable and inventory.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $203.1 million at March 29, 2009, and $250 million at December 31, 2008, and are reflected as a reduction of accounts receivable.

The company was in compliance with all loan agreements at March 29, 2009, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about the company’s debt and receivables sales agreements are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be in the range of $75 million to $85 million in 2009. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately €18 million (approximately $23 million) for the full year.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 16 and 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. Even though the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

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

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum ingot primarily by entering into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract so as to match underlying purchase volumes and pricing with sales volumes and pricing.

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2008 and thus far in 2009, we were able to pass through to our customers the majority of steel cost increases. We anticipate at this time that we will be able to pass through virtually all of the steel price increases that may occur over the next 12 months.

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

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $7 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $9 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $5 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates. The company continues to monitor and take steps as necessary to reduce its exposure related to natural gas and diesel fuel prices.

Interest Rate and Inflation Risk

Our objective in managing our exposure to interest rate changes is to reduce the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 29, 2009, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

Based on our interest rate exposure at March 29, 2009, our assumed floating rate debt levels throughout the next 12 months and the effects of our derivative instruments, a 100-basis point increase in interest rates could result in an estimated $8 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect significant foreign cash flows and earnings from changes associated with foreign currency exchange rate fluctuations through the use of various derivative contracts. In addition we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars.

Considering the company’s derivative financial instruments outstanding at March 29, 2009, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $22 million after-tax reduction in net earnings over a one-year period. This amount includes the $9 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $85 million. Actual changes in market prices or rates may differ from hypothetical changes.

Additional details about our derivative instruments are provided in Note 15 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global credit crisis and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures such as our beverage can end project; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of the German mandatory deposit or other restrictive packaging legislation such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; regional and global pandemics; international business and market risks such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of chemicals or substances used in raw materials or in the manufacturing process, particularly the recent publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 29, 2009.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 29, 2009.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

January 1 to February 1, 2009	1,023		$41.57	1,023	7,425,767
February 2 to March 1, 2009	2,539		$40.60	2,539	7,423,228
March 2 to March 29, 2009	24,494		$41.54	24,494	7,398,734
Total	28,056	(a)	$41.46	28,056

(a)	Includes shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 29, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended March 29, 2009.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended March 29, 2009.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	May 7, 2009

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
March 29, 2009

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