Form 10-Q
period 2009-06-28
BALL CORP
filed 2009-08-04
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009

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
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2009
Common Stock, without par value	94,117,753 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 28, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net sales	$1,926.2	$2,080.3	$3,511.8	$3,820.5

Costs and expenses
Cost of sales (excluding depreciation)	1,593.2	1,738.5	2,905.7	3,176.2
Depreciation and amortization (Notes 8 and 10)	69.4	76.2	136.1	150.8
Selling, general and administrative	77.9	78.5	153.1	160.1
Business consolidation and other activities (Note 4)	19.1	11.5	24.1	11.5
Gain on sales of investments (Note 5)	(34.8)	−	(34.8)	(7.1)
	1,724.8	1,904.7	3,184.2	3,491.5

Earnings before interest and taxes	201.4	175.6	327.6	329.0

Interest expense	(24.7)	(34.7)	(50.5)	(70.9)

Earnings before taxes	176.7	140.9	277.1	258.1
Tax provision	(48.4)	(45.4)	(76.5)	(82.6)
Equity in results of affiliates	5.2	4.6	2.5	8.5

Net earnings	$133.5	$100.1	$203.1	$184.0
Less net earnings attributable to noncontrolling interests	(0.2)	(0.1)	(0.3)	(0.2)
Net earnings attributable to Ball Corporation	$133.3	$100.0	$202.8	$183.8
Earnings per share (Note 14):
Basic	$1.42	$1.03	$2.17	$1.89
Diluted	$1.40	$1.02	$2.14	$1.87

Weighted average shares outstanding (000s) (Note 14):
Basic	93,763	96,911	93,655	97,055
Diluted	94,981	98,459	94,829	98,465

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	June 28, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$59.5	$127.4
Receivables, net (Note 6)	772.7	507.9
Inventories, net (Note 7)	1,001.4	974.2
Cash collateral – receivable (Note 15)	119.4	229.5
Current derivative contracts (Note 15)	146.3	197.0
Current deferred taxes and other current assets	112.6	129.3
Total current assets	2,211.9	2,165.3

Property, plant and equipment, net (Note 8)	1,822.5	1,866.9
Goodwill (Note 9)	1,821.8	1,825.5
Noncurrent derivative contracts (Note 15)	97.7	139.0
Intangibles and other assets, net (Note 10)	352.7	372.0
Total Assets	$6,306.6	$6,368.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$359.3	$303.0
Accounts payable	736.7	763.7
Accrued employee costs	213.4	232.7
Income taxes payable and current deferred taxes	31.0	8.9
Cash collateral – liability (Note 15)	69.5	124.0
Current derivative contracts (Note 15)	167.4	268.4
Other current liabilities	169.4	161.7
Total current liabilities	1,746.7	1,862.4

Long-term debt (Note 11)	2,014.0	2,107.1
Employee benefit obligations (Note 12)	973.6	981.4
Noncurrent derivative contracts (Note 15)	144.8	189.7
Deferred taxes and other liabilities	117.7	140.8
Total liabilities	4,996.8	5,281.4

Contingencies (Note 16)	−	−

Shareholders’ equity (Note 13)
Common stock (161,060,811 shares issued – 2009; 160,916,672 shares issued – 2008)	804.4	788.0
Retained earnings	2,231.0	2,047.1
Accumulated other comprehensive earnings (loss)	(171.3)	(182.5)
Treasury stock, at cost (66,943,058 shares – 2009; 67,184,722 shares – 2008)	(1,556.3)	(1,566.8)
Total Ball Corporation shareholders’ equity	1,307.8	1,085.8

Noncontrolling interests	2.0	1.5
Total shareholders’ equity	1,309.8	1,087.3
Total Liabilities and Shareholders’ Equity	$6,306.6	$6,368.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Six Months Ended
($ in millions)	June 28, 2009	June 29, 2008

Cash Flows from Operating Activities
Net earnings	$203.1	$184.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	136.1	150.8
Business consolidation and other activities, net of cash payments (Note 4)	21.5	11.5
Gain on sales of investments (Note 5)	(34.8)	(7.1)
Legal settlement	−	(70.3)
Deferred taxes	(11.5)	2.9
Other, net	8.4	21.5
Changes in working capital components, excluding effects of dispositions	(313.6)	(362.9)
Cash provided by (used in) operating activities	9.2	(69.6)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(108.1)	(160.5)
Cash collateral, net (Note 15)	54.7	−
Proceeds from sales of investments, net of cash sold (Note 5)	37.0	8.7
Other, net	(0.7)	(10.2)
Cash used in investing activities	(17.1)	(162.0)

Cash Flows from Financing Activities
Long-term borrowings	511.4	338.1
Repayments of long-term borrowings	(594.3)	(133.5)
Change in short-term borrowings	24.9	130.7
Proceeds from issuances of common stock	12.3	15.6
Acquisitions of treasury stock	(1.3)	(196.8)
Common dividends	(18.7)	(19.0)
Other, net	2.9	2.4
Cash provided by (used in) financing activities	(62.8)	137.5

Effect of exchange rate changes on cash	2.8	5.9

Change in cash and cash equivalents	(67.9)	(88.2)
Cash and cash equivalents – beginning of period	127.4	151.6
Cash and cash equivalents – end of period	$59.5	$63.4

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively, Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and conditions. However, we believe that the unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and are necessary for a fair statement of the results for the interim period.

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

Also effective January 1, 2009, Ball adopted on a prospective basis standards previously disclosed in the Annual Report related to business combinations, including SFAS No. 141 (revised 2007), “Business Combinations;” FSP No. 142-3, “Determination of the Useful Life of Intangible Assets;” and Emerging Issues Task Force 08-07, “Accounting for Defensive Intangible Assets.” In addition, FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” was issued in April 2009 and is also applicable on a prospective basis for business combinations with acquisition dates after January 1, 2009. The adoption of these standards did not have a significant impact on the unaudited condensed consolidated financial statements of the company. These standards will apply to the acquisition of certain assets of Anheuser-Busch InBev n.v./s.a. (AB InBev) announced on July 1, 2009, once the transaction closes. (See Note 18.)

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. FAS 157-4). This standard affirms the core principles of SFAS No. 157, “Fair Value Measurements” and provides additional guidance in determining when observable transaction prices, or quoted prices in markets that have become less active, require significant adjustment to estimate fair value. FSP No. FAS 157-4 was effective for Ball for the period ended June 28, 2009, and has been applied on a prospective basis. The adoption of this accounting guidance did not have a significant impact on our unaudited condensed consolidated financial statements.

Also in April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. FAS 107-1 and APB 28-1). This guidance requires additional disclosures for loans and long-term receivables that provide a comparison of the carrying value to the fair value in a tabular format in addition to qualitative disclosures regarding the measurement policies and significant assumptions used to estimate fair value. This guidance was effective for Ball for the period ended June 28, 2009, and has been applied on a prospective basis. The adoption of this accounting guidance did not have a significant impact on our unaudited condensed consolidated financial statements.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. FAS 115-2 and FAS 124-2). This position amends existing guidance for other-than-temporary impairments on debt securities to make it more operational and revises disclosure requirements for other-than-temporary impairments related to debt and equity securities, including quantitative and qualitative disclosures. This guidance was effective for Ball for the period ended June 28, 2009, and has been applied on a prospective basis. The adoption of this accounting guidance did not have a significant impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. SFAS No. 165 was adopted this quarter. All events occurring on and through August 4, 2009, which is the date the financial statements were issued, were evaluated and considered as to whether any occurrence should affect the unaudited condensed consolidated financial statements. The adoption of this accounting guidance had no impact on our condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	Accounting Standards (continued)

New Accounting Standards

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. FAS 132(R)-1). This guidance requires disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. FSP No. FAS 132(R)-1 is effective for Ball for the fiscal year ending December 31, 2009, and will be applied on a prospective basis. The company is in the process of evaluating the impact this guidance will have on our annual consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities,” changing the way entities account for securitizations and special-purpose entities. The company is in the process of evaluating the impact these new standards, which are to be adopted in 2010, will have on our consolidated balance sheets.

Also in June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (the Codification), which is to be used as the single source of authoritative U.S. GAAP effective for interim and annual periods ending after September 15, 2009.  As the Codification does not change U.S. GAAP, adoption is not expected to have a significant impact on our consolidated financial statements.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

Summary of Business by Segment	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net Sales
Metal beverage packaging, Americas & Asia	$749.1	$833.9	$1,369.5	$1,537.8
Metal beverage packaging, Europe	490.6	571.0	834.4	976.6
Metal food & household products packaging, Americas	323.4	283.2	607.0	547.0
Plastic packaging, Americas	181.6	201.0	341.3	389.9
Aerospace & technologies	181.5	191.2	359.6	369.2
Net sales	$1,926.2	$2,080.3	$3,511.8	$3,820.5

Net Earnings
Metal beverage packaging, Americas & Asia	$74.8	$77.4	$121.0	$151.4
Business consolidation activities (Note 4)	(3.3)	(3.4)	(8.3)	(3.4)
Total metal beverage packaging, Americas & Asia	71.5	74.0	112.7	148.0

Metal beverage packaging, Europe	64.8	77.2	95.7	125.2

Metal food & household products packaging, Americas	35.1	14.3	84.7	29.1

Plastic packaging, Americas	7.8	5.7	11.4	10.5
Business consolidation activities (Note 4)	(11.9)	(4.3)	(11.9)	(4.3)
Total plastic packaging, Americas	(4.1)	1.4	(0.5)	6.2

Aerospace & technologies	14.8	22.7	29.4	37.6
Gain on sale of investment (Note 5)	−	−	−	7.1
Total aerospace & technologies	14.8	22.7	29.4	44.7
Segment earnings before interest and taxes	182.1	189.6	322.0	353.2
Undistributed corporate expenses, net	(11.6)	(10.2)	(25.3)	(20.4)
Gain on sale of investment (Note 5)	34.8	–	34.8	–
Business consolidation and other activities (Note 4)	(3.9)	(3.8)	(3.9)	(3.8)
Total undistributed corporate expenses, net	19.3	(14.0)	5.6	(24.2)
Earnings before interest and taxes	201.4	175.6	327.6	329.0
Interest expense	(24.7)	(34.7)	(50.5)	(70.9)
Tax provision	(48.4)	(45.4)	(76.5)	(82.6)
Equity in results of affiliates	5.2	4.6	2.5	8.5
Less net earnings attributable to noncontrolling interests	(0.2)	(0.1)	(0.3)	(0.2)
Net earnings attributable to Ball Corporation	$133.3	$100.0	$202.8	$183.8

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

($ in millions)	June 28, 2009	December 31, 2008

Total Assets
Metal beverage packaging, Americas & Asia	$1,754.9	$1,873.0
Metal beverage packaging, Europe	2,458.4	2,434.5
Metal food & household products packaging, Americas	1,141.4	972.9
Plastic packaging, Americas	495.4	502.6
Aerospace & technologies	250.2	280.2
Segment assets	6,100.3	6,063.2
Corporate assets, net of eliminations	206.3	305.5
Total assets	$6,306.6	$6,368.7

4.	Business Consolidation and Other Activities

Following is a summary of business consolidation and other activities included in the unaudited condensed consolidated statements of earnings for the second quarter and year-to-date ended:

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Plastic packaging, Americas	$11.9	$4.3	$11.9	$4.3
Metal beverage packaging, Americas & Asia	3.3	3.4	8.3	3.4
Corporate other costs	3.9	3.8	3.9	3.8
	$19.1	$11.5	$24.1	$11.5

2009

Plastic packaging, Americas

In the second quarter ended June 28, 2009, a charge of $11.9 million ($7.2 million after tax) was recorded related to the company’s announcement on April 8, 2009, that it would cease production at PET plastic packaging manufacturing plants in Baldwinsville, New York, and Watertown, Wisconsin. Manufacturing operations have ceased in Watertown and will cease in August at Baldwinsville. The charge was comprised of $3.0 million of severance and other employee benefit costs, accelerated depreciation of $5.7 million, $2.2 million primarily for the write down of assets to net realizable value and $1.0 million of other business consolidation charges. An estimated pretax charge of approximately $9 million ($5.4 million after tax) will occur in the second half of the year related to accelerated depreciation and lease termination costs. Primarily all second quarter costs are expected to be paid by the end of 2009, with the exception of payments on terminated leases, which will be paid over a number of years in accordance with such lease terms.

Metal beverage packaging, Americas and Asia

In the second quarter ended June 28, 2009, a charge of $3.3 million ($2 million after tax) was taken for severance and other employee benefits related to a reduction of personnel in the plants and headquarters of the Americas portion of this segment. Most of the costs were paid in the second quarter, and it is anticipated that the remainder of the costs will be paid in 2009.

In the first quarter ended March 29, 2009, a charge of $5 million ($3.1 million after tax) was taken related to accelerated depreciation for operations that ceased in the quarter at the metal beverage container plant in Kansas City, Missouri, as announced in the fourth quarter of 2008.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Business Consolidation and Other Activities (continued)

Corporate other costs

A pretax charge of $2.9 million ($1.8 million after tax) was recorded in the second quarter of 2009 for transaction costs required to be expensed for the acquisition of three metal beverage can plants and one beverage can end plant of AB InBev.  (See Note 18).  In addition, a $1 million pretax charge ($0.6 million after tax) was taken related to previously closed and sold facilities.

2008

Plastic packaging, Americas

In the second quarter of 2008, a pretax charge of $4.3 million ($3.8 million after tax) was recorded for the closure of the Brampton, Ontario, plastic packaging plant. The charge was comprised of $1.5 million for severance and other employee benefit costs and $2.8 million for the write down of fixed assets to net realizable value. The plant was shut down in the third quarter of 2008, and any remaining reserves are expected to be utilized during 2009.

Metal beverage packaging, Americas and Asia

In the second quarter of 2008, a pretax charge of $10.6 million ($6.4 million after tax) was recorded for the closure of the metal beverage packaging plant in Kent, Washington. The charge was primarily comprised of $9.1 million for employee severance, pension and other employee benefit costs and $1.5 million related to the write down to net realizable value of certain fixed assets and related spare parts and tooling. The plant was shut down in the third quarter and all remaining costs, excluding pension liabilities, are expected to be paid by the end of 2009.

A pretax gain of $7.2 million ($4.4 million after tax) was recorded in the second quarter for the recovery of previously expensed costs in a prior metal beverage business consolidation charge. The gain reflected the decision to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of a multi-year project.

Corporate other costs

A pretax charge of $3.8 million ($2.3 million after tax) was recorded in the second quarter for estimated costs related to previously closed and sold facilities.

Summary

Since the fourth quarter of 2007, we have ceased operations or announced our intent to close operations at eight manufacturing plants in North America as we align our packaging businesses with the current realities of market demand. During that period and including the second quarter activities for 2009 discussed above, we have recorded net business consolidation costs of $120.8 million. The charges consist of $37.6 million of employee severance and other benefit costs; $62.2 million of accelerated depreciation and the write down to net realizable value of certain fixed assets, related spare parts and tooling; $18.1 million of lease cancellation and other business consolidation costs and $2.9 million of acquisition transaction costs.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Business Consolidation and Other Activities (continued)

Following is a summary of activity by segment related to business consolidation activities for the six-month period ended June 28, 2009:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas		Corporate Other Costs		Total

Balance at December 31, 2008	$28.2	$11.1		$2.9		$4.8	$47.0
Charges	8.3	−		11.9		3.9	24.1
Cash payments	(14.0)	(6.0)		(1.8)		(1.0)	(22.8)
Fixed asset disposals and transfer activity	(8.5)	1.7		(7.7)		(0.3)	(14.8)
Balance at June 28, 2009	$14.0	$6.8		$5.3		$7.4	$33.5

Carrying value of assets held for sale at June 28, 2009	$5.3	$1.3	$	−	$	−	$6.6

The majority of the remaining reserves for business consolidation activities are expected to be utilized during 2009, with the balance, consisting of lease payments to continue to be paid in future years over the lease terms, barring execution of sub-leases.

5.	Gain on Sales of Investments

On May 19, 2009, the company sold seventy-five percent of its investment in DigitalGlobe Inc. (DigitalGlobe), a provider of commercial high resolution earth imagery products and services, in conjunction with its initial public offering. The sale generated proceeds of $37 million and a non-operating pretax gain of $34.8 million ($30.7 million after tax), which is reflected in the company’s second quarter unaudited condensed consolidated financial statements. The remaining investment in DigitalGlobe, classified as an other long-term asset, has been accounted for as a marketable equity investment and, as such, marked-to-market, with the gain being held in accumulated other comprehensive earnings (loss).

The company’s financial results for the six months ended June 29, 2008, include Ball Aerospace & Technologies Corp.’s sale of an Australian subsidiary for $10.5 million ($8.7 million net of cash sold) that resulted in a pretax gain of $7.1 million ($4.4 million after tax).

6.	Receivables

($ in millions)	June 28, 2009	December 31, 2008

Trade accounts receivable, net	$696.5	$435.7
Other receivables	76.2	72.2
	$772.7	$507.9

Trade accounts receivable are shown net of an allowance for doubtful accounts of $14.5 million at June 28, 2009, and $12.8 million at December 31, 2008. Other receivables primarily include a note due from a vendor, property and sales tax receivables, certain vendor rebate receivables and other miscellaneous receivables.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.	Receivables (continued)

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of SFAS No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $227.1 million at June 28, 2009, and $250 million at December 31, 2008, and are reflected as a reduction of accounts receivable.

7.	Inventories

($ in millions)	June 28, 2009	December 31, 2008

Raw materials and supplies	$399.3	$461.4
Work in process and finished goods	602.1	512.8
	$1,001.4	$974.2

8.	Property, Plant and Equipment

($ in millions)	June 28, 2009	December 31, 2008

Land	$89.1	$89.0
Buildings	831.1	798.5
Machinery and equipment	3,044.1	2,992.9
Construction in progress	128.5	151.2
	4,092.8	4,031.6
Accumulated depreciation	(2,270.3)	(2,164.7)
	$1,822.5	$1,866.9

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $65.1 million and $127.7 million for the three months and six months ended June 28, 2009, respectively, and $71.5 million and $141.7 million for the comparable periods in 2008, respectively.

9.	Goodwill
($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2008	$310.0	$1,048.3	$353.6	$113.6	$1,825.5
Effects of foreign currency exchange rates	–	(3.7)	−	−	(3.7)
Balance at June 28, 2009	$310.0	$1,044.6	$353.6	$113.6	$1,821.8

In accordance with SFAS No. 142, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since the adoption of SFAS No. 142 on January 1, 2002.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

10.	Intangibles and Other Assets

($ in millions)	June 28, 2009	December 31, 2008

Investments in affiliates	$90.6	$83.9
Intangible assets (net of accumulated amortization of $116.6 at June 28, 2009, and $108.2 at December 31, 2008)	96.4	104.4
Company-owned life insurance	96.3	78.4
Long-term deferred tax assets	27.6	26.0
Other	41.8	79.3
	$352.7	$372.0

Total amortization expense of intangible assets amounted to $4.3 million and $8.4 million for the three months and six months ended June 28, 2009, respectively, and $4.7 million and $9.1 million for the comparable periods in 2008, respectively.

11.	Long-Term Debt

Long-term debt consisted of the following:
	June 28, 2009			December 31, 2008
($ in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $1.5 at June 28, 2009, and $1.8 at December 31, 2008)		$509.0	$509.0		$509.0	$509.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.7 both at June 28, 2009, and December 31, 2008)		$450.0	450.0		$450.0	450.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	72.3	118.9	₤	74.4	109.5
Term B Loan, euro denominated		€297.5	418.0		€306.3	431.6
Term C Loan, Canadian dollar denominated	C$	118.8	103.1	C$	120.4	98.5
Term D Loan, U.S. dollar denominated		$425.0	425.0		$437.5	437.5
U.S. dollar multi-currency revolver borrowings		$41.5	41.5		$2.3	2.3
Euro multi-currency revolver borrowings		€62.5	87.8		€128.2	180.8
British sterling multi-currency revolver borrowings	₤	12.6	20.8	₤	10.5	15.5
Industrial Development Revenue Bonds
Floating rates due through 2015		$9.4	9.4		$9.4	9.4
Other	Various		8.1	Various		10.4
			2,191.6			2,254.5
Less: Current portion of long-term debt			(177.6)			(147.4)
			$2,014.0			$2,107.1

As permitted, the company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated at $2.1 billion as of June 28, 2009, as compared to its carrying value of $2.2 billion. The fair value was $2.2 billion on December 31, 2008, as compared to its then carrying value of $2.3 billion. The fair value reflects the estimated amount that we would pay to transfer these obligations to an entity with a credit standing consistent with ours at June 28, 2009. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Long-Term Debt (continued)

The unrealized pretax loss on interest rate derivative contracts was $11.2 million and $10.6 million at June 28, 2009, and December 31, 2008, respectively.  The unrealized loss has been accounted for in accumulated other comprehensive earnings (loss) and will be realized through 2010 concurrent with these contract expirations.

At June 28, 2009, the company had approximately $548 million available for borrowing under the multi-currency revolving credit facilities that provide for up to $735 million in U.S. dollar equivalent borrowings. The company also had short-term uncommitted credit facilities of up to $335 million at June 28, 2009, of which $182 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at June 28, 2009, and during all prior periods presented, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. See Note 18 for details regarding an approved amendment to the senior credit facilities.

12.	Employee Benefit Obligations

($ in millions)	June 28, 2009	December 31, 2008

Total defined benefit pension liability	$622.1	$622.3
Less current portion	(24.6)	(26.3)
Long-term defined benefit pension liability	597.5	596.0
Retiree medical and other postemployment benefits	179.8	178.4
Deferred compensation plans	176.4	176.3
Other	19.9	30.7
	$973.6	$981.4

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	June 28, 2009			June 29, 2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.5	$1.3	$11.8	$10.8	$2.4	$13.2
Interest cost	13.4	7.4	20.8	12.7	8.7	21.4
Expected return on plan assets	(15.9)	(3.4)	(19.3)	(16.0)	(4.7)	(20.7)
Amortization of prior service cost	0.2	(0.1)	0.1	0.3	(0.2)	0.1
Recognized net actuarial loss	3.1	0.9	4.0	2.5	0.9	3.4
Subtotal	11.3	6.1	17.4	10.3	7.1	17.4
Non-company sponsored plans	0.4	–	0.4	0.4	–	0.4
Net periodic benefit cost	$11.7	$6.1	$17.8	$10.7	$7.1	$17.8

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.	Employee Benefit Obligations (continued)

	Six Months Ended
	June 28, 2009			June 29, 2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$21.0	$2.7	$23.7	$21.5	$4.7	$26.2
Interest cost	26.8	14.5	41.3	25.4	17.3	42.7
Expected return on plan assets	(31.9)	(6.6)	(38.5)	(32.0)	(9.5)	(41.5)
Amortization of prior service cost	0.4	(0.2)	0.2	0.6	(0.3)	0.3
Recognized net actuarial loss	6.2	1.7	7.9	5.1	1.9	7.0
Subtotal	22.5	12.1	34.6	20.6	14.1	34.7
Non-company sponsored plans	0.8	–	0.8	0.7	–	0.7
Net periodic benefit cost	$23.3	$12.1	$35.4	$21.3	$14.1	$35.4

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $18.4 million in the first six months of 2009 ($21 million in the same period of 2008). The total contributions to these funded plans are expected to be approximately $80 million in 2009. Payments to participants in the unfunded German plans were €8.7 million ($11.6 million) in the first six months of 2009 (€8.9 million, or $13.7 million, in the first six months of 2008) and are expected to be approximately €18 million (approximately $24 million) for fiscal 2009.

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

13.   Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) include the cumulative effect of foreign currency translation, pension and other postretirement items, realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment and unrealized gains and losses on a marketable equity investment.
($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (Net of Tax)	Effective Financial Derivatives (Net of Tax)	Unrealized Gain on Marketable Investment (Net of Tax)		Accumulated Other Comprehensive Earnings (Loss)

December 31, 2008	$173.6	$(251.8)	$(104.3)	$	−	$(182.5)
Change	(18.9)	4.8	17.3 (a)		8.0	11.2
June 28, 2009	$154.7	$(247.0)	$(87.0)		$8.0	$(171.3)

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.   Shareholders’ Equity and Comprehensive Earnings (continued)

(a)   Change in accumulated other comprehensive earnings (loss) for effective financial derivatives was as follows:

Six Months Ended June 28, 2009
Losses recognized in earnings (Note 15):
Commodity contracts	$42.5
Interest rate and other contracts	3.4
Change in fair value of cash flow hedges:
Commodity contracts	(12.2)
Interest rate and other contracts	(6.6)
Foreign currency and tax impacts	(9.8)
$17.3

Comprehensive Earnings

	Three Months Ended		Six Months Ended
($ in millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net earnings attributable to Ball Corporation	$133.3	$100.0	$202.8	$183.8
Foreign currency translation adjustment	28.8	9.2	(18.9)	95.5
Pension and other postretirement items	2.4	2.0	4.8	4.0
Effect of derivative instruments	21.5	13.9	17.3	55.1
Unrealized gain on marketable investment	8.0	−	8.0	−
Comprehensive earnings	$194.0	$125.1	$214.0	$338.4

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the six months ended June 28, 2009, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	5,227,647	$35.72	1,927,197	$11.78
Granted	1,236,300	40.08	1,236,300	10.65
Vested			(622,666)	11.54
Exercised	(121,940)	19.68
Canceled/forfeited	(48,263)	46.21	(48,263)	11.52
End of period	6,293,744	36.81	2,492,568	11.29

Vested and exercisable, end of period	3,801,176
Reserved for future grants	2,230,914

The options granted in January 2009 included 740,584 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at June 28, 2009, was 6.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $38.3 million. The weighted average remaining contractual term for options vested and exercisable at June 28, 2009, was 4.8 years and the aggregate intrinsic value was $42.4 million.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.   Shareholders’ Equity and Comprehensive Earnings (continued)

The company received $1.7 million from options exercised during the three months ended June 28, 2009. The intrinsic value associated with these exercises was $1.8 million, and the associated tax benefit of $0.7 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.  During the six months ended June 28, 2009, the company received $2.4 million from options exercised.  The intrinsic value associated with exercises for that period was $2.7 million, and the associated tax benefit of $1 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

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

In January 2009 and April 2008, the company’s board of directors granted 193,450 and 246,650 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the second quarter 2009 for either grant.

For the three and six months ended June 28, 2009, the company recognized in selling, general and administrative expenses pretax expense of $6.7 million ($4 million after tax) and $12.9 million ($7.8 million after tax) for share-based compensation arrangements, respectively, which represented $0.04 and $0.08 per basic and diluted share, respectively. For the three and six months ended June 29, 2008, the company recognized pretax expense of $5.8 million ($3.5 million after tax) and $10 million ($6 million after tax) for such arrangements, which represented $0.04 per basic and diluted share for the second quarter and $0.06 per basic and diluted share for the first six months. At June 28, 2009, there was $47.4 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.   Shareholders’ Equity and Comprehensive Earnings (continued)

Stock Repurchase Agreements

While we did not enter into any share repurchase agreements during the six months ended June 28, 2009, as we focused on growing cash balances and reducing our debt level, there was a nominal $1.3 million in treasury share acquisitions associated with existing agreements with employees. Net share repurchases through the second quarter of 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

Net share repurchases in 2008 also included the settlement of an accelerated share repurchase agreement entered into in December 2007 to buy $100 million of the company’s common shares. Ball advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented ninety percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

14.   Earnings Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts; shares in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Diluted Earnings per Share:
Net earnings attributable to Ball Corporation	$133.3	$100.0	$202.8	$183.8
Weighted average common shares	93,763	96,911	93,655	97,055
Effect of dilutive securities	1,218	1,548	1,174	1,410
Weighted average shares applicable to diluted earnings per share	94,981	98,459	94,829	98,465
Diluted earnings per share	$1.40	$1.02	$2.14	$1.87

Information needed to compute basic earnings per share is provided in the unaudited condensed consolidated statements of earnings.

The following outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period):

	Three Months Ended		Six Months Ended
Option Price:	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

$ 43.69	418,645	−	772,520	−
$ 49.32	893,729	833,368	893,729	912,629
$ 50.11	855,500	830,245	855,500	879,000
	2,167,874	1,663,613	2,521,749	1,791,629

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, inflation, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases and, to a lesser extent, variable deferred compensation stock programs, although there can be no assurance that these policies and procedures will be successful. Even though the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that our risk management policies and procedures will always be effective.

Collateral Calls

Our agreements with our financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and financial counterparties on these derivative contracts. The cash flows of the margin calls are shown within the investing section of our unaudited condensed consolidated statements of cash flows. As of June 28, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $280.2 million collateralized by $119.4 million. Collateral provided to customers and counterparties has been offset by cash collateral receipts from our customers of $69.5 million, resulting in a net margin position of $49.9 million at June 28, 2009 ($105.5 million net was outstanding at December 31, 2008). The majority of these contracts settle during 2009. If the company’s public credit rating was downgraded, there would be no impact to our net cash collateral postings as of June 28, 2009.

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

The company had aluminum contracts with notional amounts of approximately $1.3 billion and $1.4 billion at June 28, 2009, and December 31, 2008, respectively. The aluminum contracts include derivative instruments for which the company elects mark-to-market accounting, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges related to forecasted transactions and firm commitments expire within the next five years. Included in shareholders’ equity at June 28, 2009, within accumulated other comprehensive earnings (loss) was a net after tax loss of $80 million associated with these contracts. A net loss of $57 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be passed through to customers under our sales contracts resulting in little or no earnings impact to Ball.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management (continued)

Most of our plastic packaging, Americas, sales contracts include provisions to fully pass through changes in the cost of resin. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Similarly, most of our metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost increases, or they incorporate annually negotiated steel costs. In 2008 and thus far in 2009, we were able to pass through to our customers the majority of steel cost increases. We anticipate at this time that we will be able to pass through virtually all of the steel cost increases that occur over the next 12 months.

In our packaging businesses, we generally have the ability to pass commodity price increases onto customers; however, we are exposed to the risk of absorbing price declines between the time the commodity is purchased and when it is invoiced to the customer. The impact from holding the inventory will increase when there is significant movement in the pricing of the commodity, which occurred during the first half of 2009.

Approximately $3 million of net gain related to the termination or deselection of hedges was included in accumulated other comprehensive earnings (loss) at June 28, 2009. The amount recognized thus far in 2009 earnings related to these terminated hedges was insignificant.  The balance will be recognized during the remainder of 2009.

Interest Rate and Inflation Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt, with interest payments and maturities concurrent with the principal, payment and maturity of the hedged debt. Interest rate instruments held by the company at June 28, 2009, included pay-fixed interest rate swaps and interest rate collars and were designated as cash flow hedges, because they protect us against changes in interest payments on our variable rate debt obligations. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At June 28, 2009, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million ($189.7 million) paying fixed rates and expiring within the next two years. An approximate €5 million ($7 million) net after tax loss associated with these contracts was included in accumulated other comprehensive earnings (loss) at June 28, 2009, of which €3 million ($4 million) is expected to be recognized in the consolidated statement of earnings during the next 12 months.

At June 28, 2009, the company had outstanding interest rate collars in the U.S. totaling $150 million. The value of these contracts in accumulated other comprehensive earnings (loss) at June 28, 2009, was a loss of approximately $1 million, which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

We also use European inflation option contracts to limit the impacts from spikes in inflation against certain multi-year contracts. At June 28, 2009, the company had inflation options in Europe with notional amounts of €115 million ($161.6 million). The company uses mark-to-market accounting for these options, and the fair value at June 28, 2009, was €1.6 million ($2.2 million). The contracts expire within the next four years.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Financial Instruments and Risk Management (continued)

Equity Price Risk

As part of the company’s share repurchase program and as a way to partially reduce cash flow and earnings volatility, as well as stock dilution associated with the company’s variable deferred compensation stock program, from time to time the company sells equity put options on its common stock.  Mark-to-market accounting applies to these equity put options. The variance between the historical fair value and the current market value of outstanding equity put options has been included in earnings ($0.1 million and $2.6 million in the second quarter and in the first six months of 2009, respectively). As of June 28, 2009, all outstanding options are scheduled to expire in the next three months.

Foreign Currency Exchange Rate Risk

At June 28, 2009, the company had outstanding foreign currency agreements with notional amounts of $288 million expiring during 2009 and 2010. Our objective in managing exposure to foreign currency fluctuations is to protect significant foreign cash flows and earnings from changes associated with foreign currency exchange rate fluctuations through the use of various derivative contracts. In addition, we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options, designated as cash flow hedges, is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts, coinciding in amount and maturity with the hedged items, to manage foreign currency exposures. We also use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars.

Certain forecasted cash flow contracts have not been designated for hedge accounting purposes.  Gains and losses on these contracts are currently recognized in income.

Fair Value Measurements

Ball adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities measured on a recurring basis. On January 1, 2009, Ball had not identified any significant impact to nonfinancial assets and liabilities as a result of the adoption of SFAS No. 157.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Financial Instruments and Risk Management (continued)

With the exception of our investment in shares of DigitalGlobe, which is measured using Level 1 inputs (as discussed in Note 5), we have classified all applicable financial and nonfinancial assets and liabilities as Level 2 within the fair value hierarchy as of June 28, 2009, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The fair value of debt is discussed in Note 11 to the unaudited condensed consolidated financial statements.

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. We perform validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 28, 2009, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Fair Value of Derivative Instruments as of June 28, 2009:

($ in millions)	Derivatives Designated As Hedging Instruments Under SFAS No. 133	Derivatives Not Designated As Hedging Instruments Under SFAS No. 133	Total

Assets:
Commodity contracts	$24.5	$115.0	$139.5
Foreign currency contracts	−	6.8	6.8
Total current derivative contracts	$24.5	$121.8	$146.3

Noncurrent commodity contracts	$1.1	$94.3	$95.4
Other contracts	−	2.3	2.3
Total noncurrent derivative contracts	$1.1	$96.6	$97.7

Liabilities:
Commodity contracts	$50.3	$110.5	$160.8
Interest rate contracts	1.4	−	1.4
Other contracts	2.0	3.2	5.2
Total current derivative contracts	$53.7	$113.7	$167.4

Noncurrent commodity contracts	$41.2	$94.1	$135.3
Interest rate contracts	9.5	−	9.5
Total noncurrent derivative contracts	$50.7	$94.1	$144.8

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.   Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

The Effect of Derivative Instruments on the Unaudited Condensed Consolidated
Statement of Earnings for the Three and Six Months Ended June 28, 2009:

	Three Months Ended June 28, 2009		Six Months Ended June 28, 2009
($ in millions)	Cash Flow Hedge– Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) On Derivatives Not Designated As Hedge Instruments Under SFAS No. 133	Cash Flow Hedge– Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments Under SFAS No. 133

Commodity contracts (a)	$(37.2)	$5.1	$(50.2)	$4.6
Interest rate contracts (b)	(1.8)	−	(3.5)	−
Inflation option contracts (c)	−	(0.3)	−	0.7
Equity contracts (d)	−	1.0	−	2.6
Foreign currency contracts (d)	(0.1)	(3.9)	(0.1)	0.4
Total:	$(39.1)	$1.9	$(53.8)	$8.3

(a)
Gains and losses on commodity contracts are primarily recorded in cost of sales in the unaudited condensed consolidated statement of earnings. Virtually all these expenses were passed through to our customers, resulting in no significant impact to earnings.

(b)	Losses on interest contracts offset interest expense in the unaudited condensed consolidated statement of earnings.
(c)	Gains and losses on inflation options are recorded in cost of sales in the unaudited condensed consolidated statement of earnings.
(d)
Gains and losses on foreign currency contracts to hedge sales of product are recorded in cost of sales (amounting to a $0.9 million loss for the second quarter and a $0.8 million gain year-to-date). Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of earnings and amounted to $2.2 million in the second quarter (which, when netted with the $2.2 million gain realized in the first quarter, had no impact on year-to-date results).

Gains and losses resulting from ineffective cash flow hedges are not significant and are included above in the gain or loss on derivatives not designated as hedge instruments under SFAS No. 133.

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

The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying unaudited condensed consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably determinable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of receivables from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first to satisfy the claims of its creditors. The company has provided an undertaking to Ball Capital Corp. II in support of the sale of receivables to a commercial lender or lenders who would require performance upon certain events of default referred to in the undertaking. The maximum potential amount that could be paid is equal to the then outstanding amounts due under the accounts receivable financing (see Note 6). The company, the relevant subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

From time to time, the company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material adverse effect on the company’s unaudited condensed consolidated statement of earnings, balance sheet or cash flows.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

18.	Subsequent Events

On July 1, 2009, the company announced that it signed a definitive agreement with a subsidiary of AB InBev to acquire three of AB InBev’s beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for approximately $577 million. Annually these plants produce about 10 billion aluminum cans and 10 billion ends, two-thirds of which are produced for leading soft drink companies and the rest for Anheuser-Busch, Incorporated. The facilities currently employ approximately 635 people. The transaction is expected to close later this fiscal year or early in the first quarter of 2010, subject to regulatory approval.

On July 31, 2009, the lenders of the senior credit facilities approved an amendment clarifying pricing and consents in the event additional term facilities are created, as well as amending certain voluntary prepayment terms. This amendment does not affect the existing pricing under the amounts borrowed under the senior credit facilities.

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

We sell our packaging products primarily to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships generally mitigate the risk of customer loss. We are also subject to exposure from inflation and the rising costs of raw materials, as well as other inputs into our direct costs, although our contracts (many of which are based on floating rate commodity prices that result in increases in certain costs being passed along to customers) and long-term relationships and, to a smaller extent, inflation hedging help us to mitigate those risks in the majority of circumstances.

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products and expanding volumes. Over the past two years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our worldwide beverage can business.

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

While the North American beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow in the medium to long term. While we are able to capitalize on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion, we have put on hold various projects, including the completion of the construction of a plant in Poland, due to the current world-wide economic environment. Our Brazilian joint venture is proceeding with the construction of a one-line metal beverage can plant near Rio de Janeiro and has added further can capacity in the existing Jacarei can plant. These Brazilian expansion efforts will be owned by Ball’s unconsolidated 50-percent-owned joint venture, Latapack-Ball Embalagens, Ltda., and the expansion is being funded by cash flows from operations and incurrence of debt by the joint venture.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance. We expect that the delay of certain program awards, as well as federal budget considerations under the new administration will have an unfavorable impact on this segment in 2009, and we are continuing to take steps to adjust our resources accordingly.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, while the remainder are fixed-price contracts. We include time and material contracts in the cost-type category, because such contracts typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could further adversely affect segment performance compared to 2008.

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

We recognize that attracting, developing and retaining highly talented employees are essential to the success of Ball and, because of this, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk through economic value added performance and various stock compensation plans. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, which include additional information about our accounting policies, practices and the transactions that underlie our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising out of the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an on-going basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

CONSOLIDATED SALES AND EARNINGS

The company has five reportable segments organized along a combination of product lines, after aggregating the metal beverage packaging, Americas and Asia, operations based on similar economic characteristics:  (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; (4) plastic packaging, Americas; and (5) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Metal beverage packaging, Americas and Asia

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC.

This segment accounted for 39 percent of consolidated net sales in the second quarter of 2009 (40 percent in 2008) and 39 percent in the first six months of 2009 (40 percent in 2008). Sales in the second quarter of 2009 were 10 percent lower than the same period in 2008, primarily as a result of decreases in sales volumes of approximately 5 percent, along with the pass-through of lower aluminum prices. Similarly, year-to-date sales were down 11 percent with volumes down 7 percent as compared to 2008. The decrease in quarterly volumes was due to lower sales to carbonated soft drink customers driven by the current economic environment. Year-to-date sales volume declines were predominantly due to lower carbonated soft drink sales along with slightly lower beer volumes with some impact from plant closures.

Excluding business consolidation activities discussed below, segment earnings were $74.8 million in the second quarter of 2009 compared to earnings of $77.4 million in the second quarter of 2008, and $121 million in the first six months of 2009 compared to $151.4 million for the same period of 2008. Earnings in the second quarter and first six months of 2009 were 3 percent and 20 percent lower than in the same respective periods of 2008 primarily due to the sales volume declines and margin erosion resulting from higher inventory costs, partially offset by positive impacts from cost optimization measures, including plant closures.

Actions we have taken in the second quarter of 2009 to reduce headcount in our metal beverage packaging business resulted in a pretax charge of $3.3 million ($2 million after tax) for severance and other employee benefit costs. Results for the first six months of 2009 also included the restructuring charge of $5 million ($3.1 million after tax) for accelerated depreciation in connection with the closure of a North American metal beverage can plant.

In October 2008, Ball announced the closure of metal beverage can plants in Guayama, Puerto Rico, and Kansas City, Missouri. The plant in Puerto Rico ceased operations at the end of 2008, and the plant in Kansas City was closed at the end of the first quarter of 2009. Cost reductions associated with these plant closings and the previous Kent, Washington, plant closing, discussed below, are expected to be in excess of $35 million beginning in 2009 and to be $12 million cash positive upon final disposition of the assets, which includes cash benefits received in the fourth quarter of 2008 from the sale of the Kent facility.

The company announced in the second quarter of 2008 that by the end of 2008 it would close a metal beverage packaging plant in Kent, Washington, and recorded a pretax charge of $10.6 million ($6.4 million after tax) in the second quarter of 2008.

As the above-noted plant closures indicate, we are actively pursuing improved profitability through better asset utilization and cost optimization across all of the business. We are also committed to improving margins on this portion of our business through better commercial terms. We continue to focus efforts on the custom beverage can business, specifically on cans of different shapes, diameters and fill volumes and by developing cans with added functional attributes (such as resealability) and through product line extensions.

Subsequent Event

On July 1, 2009, the company announced that it signed a definitive agreement with a subsidiary of Anheuser-Busch InBev n.v./s.a. (AB InBev) to acquire certain of AB InBev’s U.S. beverage manufacturing plants for approximately $577 million. The addition of these plants to our manufacturing operations improves our geographic distribution opportunities in North America, with additional favorable shipping points to help us and our customers reduce our carbon footprints for longer sustainability.  The transaction is expected to close later this fiscal year or early in the first quarter of 2010, subject to regulatory approval, and to be accretive to Ball’s earnings and cash flow in 2010.

Metal beverage packaging, Europe

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia. This segment accounted for 26 percent of consolidated net sales in the second quarter of 2009 (27 percent in 2008) and 24 percent in the first six months of 2009 (26 percent in 2008). Volumes were essentially flat as compared to the prior year periods. Segment sales in the second quarter of 2009 as compared to the same period in the prior year were 14 percent lower largely due to the translation impact of the euro to the U.S. dollar and the translation impact of the British pound to the euro, partially offset by better commercial terms.  Consistent with the quarterly comparison, sales for the first six months of 2009 were 15 percent lower than sales for the same period of 2008 as a result of the same factors noted above.

Segment earnings were $64.8 million in the second quarter of 2009 and $95.7 million in the first six months of 2009 compared to $77.2 million and $125.2 million for the same periods in 2009, respectively. While this quarter’s sales volumes were consistent with those in the prior year comparable period, earnings in the second quarter of 2009 were negatively affected by $7 million due to the impact of foreign currency translation, both within Europe as well as when the euro is translated to the U.S. dollar, with the remaining decrease primarily due to higher inventory costs.  Year-to-date results trended with those of the second quarter, with the adverse effects of foreign currency translation reducing earnings by $13 million compared to results in the six-month period in 2008, with the remaining decrease due to inflated inventory costs partially offset by better commercial terms in some of our contracts.

Metal food & household products packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The segment includes the manufacture and sale of metal cans used for food packaging, aerosol cans, paint cans, general line cans and decorative specialty cans.

Segment sales were approximately 17 percent of consolidated net sales in the second quarter of 2009 (14 percent in 2008) and 17 percent in the first six months of 2009 (14 percent in 2008). Sales in the second quarter increased 14 percent over the same period in 2008, from $283.2 to $323.4 million, while year-to-date sales were up 11 percent from the six-month period in 2008, from $547 million to $607 million, due to higher selling prices driven by the higher cost of raw materials beginning in 2009, which were partially offset by a decrease in sales volume of 13 percent period over period for both the second quarter and the first six months due to the soft economy.

Segment earnings were $35.1 million in the second quarter of 2009 compared to earnings of $14.3 million in 2008 and $84.7 million in the first six months of 2009 compared to $29.1 million in 2008. The increase in earnings in the second quarter and first six months of 2009 was due primarily to the increased sales prices mentioned above coupled with lower costs of inventory carried into both the second quarter and the first half of 2009 and improvements in manufacturing performance.

Plastic packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications.

This segment accounted for 9 percent of consolidated net sales in the second quarter of 2009 (10 percent in 2008) and 10 percent in the first six months of 2009 (10 percent in 2008). Segment sales in the second quarter of 2009 decreased 10 percent, or $19.4 million, as compared to the same period of 2008 due to a 10 percent decline in sales volumes. Sales of $341.3 million for the first six months of 2009 were down 12 percent from sales of $389.9 million for the same period in the prior year, consistent with the 13 percent decline in volume sales. The volume loss for the respective periods included decreases in food, carbonated soft drink, and water bottle sales due, in part, to lower convenience store sales by our customers and growth in customer self-manufacturing of bottles, partially offset by higher sales in specialty business markets (e.g., custom hot-fill, alcohol, food and juice drinks). Reduced preform sales also contributed to the sales decrease in 2009 due, in part, to the bankruptcy filing of a preform customer in the second quarter of 2008.

Excluding applicable business consolidation costs for 2009 and 2008, segment earnings of $7.8 million in the second quarter of 2009 and $11.4 million in the first six months were higher than prior year earnings of $5.7 million and $10.5 million for the same periods, primarily due to better commercial terms and improved operating performance, including benefits from the plant closure in the second quarter of 2008.

On April 8, 2009, we announced that the company will cease manufacturing operations at PET plastic packaging manufacturing plants in Watertown, Wisconsin, and Baldwinsville, New York, this fiscal year. Manufacturing volumes will be absorbed by other plastic packaging plants as we consolidate production capacity into lower-cost plants. A pretax charge of $11.9 million ($7.2 million after tax) was recorded in the results of the second quarter of 2009. Cost savings associated with these activities are expected to exceed $12 million annually beginning in 2010.

Last year, the company announced plans to close a plastic packaging plant in Brampton, Ontario, taking a charge of $4.3 million ($3.8 million after tax) in the second quarter of 2008.

Aerospace and Technologies

Aerospace and technologies segment sales represented 9 percent of consolidated net sales in the second quarter of 2009 (9 percent in 2008) and 10 percent in the first six months of 2009 (10 percent in 2008).  Second quarter sales were down approximately 5 percent from the same period in the prior year, while sales in the first half of 2009 compared to those of the first six months of 2008 were 3 percent lower. These decreases were driven by the winding down of several of our large spacecraft programs, which is currently happening at a faster pace than new contract awards.

Segment earnings were $14.8 million in the second quarter of 2009 compared to $22.7 million in the same period of 2008 and $29.4 million in the first six months of 2009 compared to $37.6 million in 2008, excluding a pretax gain of $7.1 million on the sale of a subsidiary in 2008. The drop in earnings from the same period in the prior year and year-to-date was primarily attributable to increased profitability in 2008 due to risk retirement on several fixed price programs that did not occur in 2009.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 93.5 percent of segment sales in the second quarter of 2009 and 93.5 percent for the first half of 2009 compared to 86.9 percent and 88.2 percent for the respective periods in 2008.  Contracted backlog in the aerospace and technologies segment at June 28, 2009, was $587 million compared to a backlog of $597 million at December 31, 2008.

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

Equity in Results of Affiliates

The reduction in equity in results of affiliates in the first six months of 2009 compared to the first six months of 2008 was primarily due to foreign currency impacts on our investment in Brazil in the first quarter of 2009.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $77.9 million in the second quarter of 2009 compared to $78.5 million for the same period in 2008 and $153.1 million in the first six months of 2009 compared to $160.1 million in the first six months of 2008. This year-to-date decrease in SG&A expenses was due to lower general and administrative costs in the aerospace and technologies segment of approximately $3.1 million; less research and development spending of $1.9 million; favorable mark-to-market adjustments of derivatives of approximately $3.7 million, lower accounts receivable securitization fees of $2.4 million, and $2.1 million of other miscellaneous net cost reductions. These reductions and favorable adjustments were partially offset by an increase in employee compensation, including incentive compensation plan costs, of approximately $6.2 million.

Gain on Sale of Investment

The company sold a portion of its interest in DigitalGlobe, a provider of commercial high resolution earth imagery products and services, in conjunction with its initial public offering. The sale generated proceeds of $37 million in the second quarter of 2009. As a result of this transaction, a non-operating pretax gain of $34.8 million ($30.7 million after tax) was recorded.

Interest and Taxes

Consolidated interest expense was $24.7 million for the second quarter of 2009 compared to $34.7 million in the same period of 2008 and $50.5 million for the first six months of 2009 compared to $70.9 million for the first six months of 2008. The reduced expense for both periods in 2009 compared to those in 2008 was primarily due to lower interest rates on floating rate debt, and a lower euro compared to the U.S. dollar.

In the second quarter and first six months of 2009, $0.9 million and $2.2 million of interest was capitalized, respectively, compared to $1.8 million and $3.6 million in the comparable periods in 2008. Capitalized interest is associated with preparing assets for their intended use in European and North American plants.

The effective income tax rate was 27.6 percent for the first six months of 2009 compared to 32 percent for the same period in 2008. The lower tax rate was primarily due to an $8.4 million net increase in tax benefits as a result of a foreign tax settlement and a release of a valuation allowance for a net operating loss carryforward and a $9.6 million tax benefit from the sale of shares in a stock investment due to a higher tax basis. These benefits were offset somewhat by an approximate $5 million increase due to the change in our earnings mix to higher taxed jurisdictions.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and external committed and uncommitted borrowings. We believe that cash flows from operations and cash provided by short-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be impacted significantly by a decrease in demand for our products, which could arise from competitive circumstances, the current global credit, financial and economic crisis or any of the other factors described in Item 1A, “Risk Factors,” within the company’s Annual Report.

In our worldwide beverage can business, we use financial derivative contracts, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report, to manage future aluminum price volatility for our customers. As these derivative contracts are largely matched to customer sales contracts, they have very limited economic impact on our earnings. Our financial counterparties to these derivative contracts require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and other financial counterparties on these derivative contracts. At June 28, 2009, Ball had $119.4 million of cash posted as collateral and had received $69.5 million of cash collateral from customers for a net margin position of $49.9 million. The cash flows of the collateral postings are shown in the investing section of our unaudited condensed consolidated statements of cash flows. We expect to recover all of these net cash deposits in 2009.

Cash flows provided by operations were $9.2 million in the first six months of 2009 compared to $69.6 million used by operations in the first six months of 2008. The favorable change in cash flows from operations in 2009 as compared to 2008 was primarily due to an increase in earnings resulting from better commercial terms, cost optimization measures, the gain on the sale of shares in an investment and the change in working capital.

Based on information currently available, we estimate 2009 capital spending to be less than $250 million compared to 2008 capital spending of $306.9 million. Expenditures are being used to improve facilities and streamline manufacturing operations and will be funded using cash from operations. We have reduced our expected capital spending year over year to focus on reducing our debt net of cash balances.

Interest-bearing debt at June 28, 2009, decreased $36.8 million to $2.37 billion from $2.41 billion at December 31, 2008. The debt decrease was primarily due to a focus on cash flow, inventory management and lower capital expenditures. We intend to continue to allocate our operating cash flow for the balance of 2009 to reducing our debt net of cash balances while covering our capital spending programs, dividend payments and incremental pension funding.

At June 28, 2009, approximately $548 million was available under the company’s committed multi-currency revolving credit facilities, which are available until October 2011. The company also had $335 million of short-term uncommitted credit facilities available at the end of the second quarter, of which $182 million was outstanding.

Given our cash flow projections and unused credit facilities that are available until October 2011, the company’s liquidity is expected to meet its ongoing operating cash flow and debt service requirements. While the current financial and economic conditions have raised concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings and credit default swap trends of its suppliers, customers, lenders and counterparties on a regular basis.

The current financial and economic environment has increased liquidity and credit risks with some of our customers and suppliers. In October 2008, we advanced interest-bearing funding of $22 million in support of a key supplier, which advance is secured by accounts receivable and inventory.

The company has a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations, up to $250 million. The agreement qualifies as off-balance sheet financing under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, as amended by SFAS No. 156. Net funds received from the sale of the accounts receivable totaled $227.1 million at June 28, 2009, and $250 million at December 31, 2008, and are reflected as a reduction of accounts receivable.

The company was in compliance with all loan agreements at June 28, 2009, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about the company’s debt and receivables sales agreements are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

On July 31, 2009, the lenders of the senior credit facilities approved an amendment clarifying pricing and consents in the event additional term facilities are created, as well as amending certain voluntary prepayment terms. This amendment does not affect the existing pricing under the amounts borrowed under the senior credit facilities.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $80 million in 2009. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately €18 million (approximately $24 million) for the full year.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 16 and 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, inflation, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases and, to a lesser extent, variable deferred compensation stock programs, although there can be no assurance that these policies and procedures will be successful. Even though the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that our risk management policies and procedures will always be effective.

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

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through changes in the cost of resin. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Similarly, most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost increases, or they incorporate annually negotiated steel costs. In 2008 and thus far in 2009, we were able to pass through to our customers the majority of steel cost increases. We anticipate at this time that we will be able to pass through virtually all of the steel cost increases that may occur over the next 12 months.

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

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum, copper and resin prices could result in an estimated $7 million after tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be an $8 million after tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $5 million after tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2 million after tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates. The company continues to monitor and take steps as necessary to reduce its exposure related to natural gas and diesel fuel prices.

Interest Rate and Inflation Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt, with interest payments and maturities concurrent with the principal, payment and maturity of the hedged debt. Interest rate instruments held by the company at June 28, 2009, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

Based on our interest rate exposure at June 28, 2009, our assumed floating rate debt levels throughout the next 12 months and the effects of our derivative instruments, a 100-basis point increase in interest rates could result in an estimated $6 million after tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

We also use European inflation option contracts to limit the impacts from spikes in inflation against certain multi-year contracts.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect significant foreign cash flows and earnings from changes associated with foreign currency exchange rate fluctuations through the use of various derivative contracts. In addition, we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s quarterly earnings. Our foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar.  We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts, coinciding in amount and maturity with the hedged items, to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars.

Considering the company’s derivative financial instruments outstanding at June 28, 2009, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $24 million after tax reduction in net earnings over a one-year period. This amount includes the $8 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $75 million. Actual changes in market prices or rates may differ from hypothetical changes.

Additional details about our derivative instruments are provided in Note 15 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Equity Price Risk

As part of the company’s share repurchase program and as a way to partially reduce cash flow and earnings volatility as well as stock dilution associated with the company’s variable deferred compensation stock program, from time to time the company sells equity put options on its common stock. The company currently has 500,000 shares of equity put options outstanding at a strike price of $40 per share that expire in less than three months.

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global credit crisis and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; regional and global pandemics; international business and market risks, such as the devaluation or revaluation of certain currencies and the activities of foreign subsidiaries; international business risks (including foreign exchange rates and activities of foreign subsidiaries) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of chemicals or substances used in raw materials or in the manufacturing process, particularly the recent publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended June 28, 2009.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Annual Report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended June 28, 2009.

Purchases of Securities
	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

March 30 to April 26, 2009	985		$42.83	985	7,397,749
April 27 to May 24, 2009	898		$39.52	898	7,396,851
May 25 to June 28, 2009	2,713		$40.19	2,713	7,394,138
Total	4,596	(a)	$40.63	4,596

(a)	Includes shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 28, 2009.“

Item 4.	Submission of Matters to a Vote of Security Holders

The company held the Annual Meeting of Shareholders on April 22, 2009. Matters voted upon by proxy, and the results of the votes, were as follows:

	For	Against/ Withheld	Abstained/ Broker Non-Vote

Election of directors for terms expiring in 2012:
Robert W. Alspaugh	59,978,379	26,591,771	−
R. David Hoover	59,842,794	26,727,356	−
Jan Nicholson	62,535,168	24,034,982
Action upon non-binding shareholder proposal to declassify Board of Directors	49,896,525	29,161,577	7,512,048
Appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2009	85,459,831	956,250	154,069

In addition to the three directors elected on April 22, 2009, for terms expiring in 2012, directors Hanno C. Fiedler, John F. Lehman, Georgia R. Nelson and Erik H. van der Kaay have terms expiring in 2010 and directors George M. Smart, Theodore M. Solso and Stuart A. Taylor II have terms expiring in 2011.

Item 5.   Other Information

There were no events required to be reported under Item 5 for the quarter ended June 28, 2009.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	August 4, 2009

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
June 28, 2009

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