Form 10-Q
period 2009-09-27
BALL CORP
filed 2009-11-05
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009

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
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2009
Common Stock, without par value	94,103,151shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 27, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Ball Corporation and Subsidiaries

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net sales	$1,969.1	$2,008.2	$5,480.9	$5,828.7

Costs and expenses
Cost of sales (excluding depreciation)	1,609.7	1,679.9	4,515.4	4,856.1
Depreciation and amortization (Notes 8 and 10)	70.4	73.9	206.5	224.7
Selling, general and administrative	86.8	67.5	239.9	227.6
Business consolidation and other activities (Note 4)	22.7	9.1	46.8	20.6
Gain on sales of investments (Note 5)	–	−	(34.8)	(7.1)
	1,789.6	1,830.4	4,973.8	5,321.9

Earnings before interest and taxes	179.5	177.8	507.1	506.8

Interest expense	(28.9)	(33.1)	(79.4)	(104.0)

Earnings before taxes	150.6	144.7	427.7	402.8
Tax provision	(52.3)	(45.8)	(128.8)	(128.4)
Equity in results of affiliates	5.5	3.1	8.0	11.6

Net earnings	103.8	102.0	306.9	286.0

Less net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.4)	(0.3)

Net earnings attributable to Ball Corporation	$103.7	$101.9	$306.5	$285.7

Earnings per share (Note 14):
Basic	$1.10	$1.07	$3.27	$2.96
Diluted	$1.09	$1.05	$3.23	$2.92

Weighted average shares outstanding (000s) (Note 14):
Basic	93,976	95,368	93,763	96,491
Diluted	95,351	96,604	94,950	97,796

Cash dividends declared and paid, per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
Ball Corporation and Subsidiaries

($ in millions)	September 27, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$418.1	$127.4
Receivables, net (Note 6)	1,058.7	507.9
Inventories, net (Note 7)	906.9	974.2
Cash collateral – receivable (Note 15)	67.5	229.5
Current derivative contracts (Note 15)	113.4	197.0
Current deferred taxes and other current assets	112.5	129.3
Total current assets	2,677.1	2,165.3

Property, plant and equipment, net (Note 8)	1,812.1	1,866.9
Goodwill (Note 9)	1,867.9	1,825.5
Noncurrent derivative contracts (Note 15)	71.3	139.0
Intangibles and other assets, net (Note 10)	363.7	372.0
Total Assets	$6,792.1	$6,368.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 11)	$253.1	$303.0
Accounts payable	688.6	763.7
Accrued employee costs	210.7	232.7
Income taxes payable and current deferred taxes	44.3	8.9
Cash collateral – liability (Note 15)	47.7	124.0
Current derivative contracts (Note 15)	125.2	268.4
Other current liabilities	182.5	161.7
Total current liabilities	1,552.1	1,862.4

Long-term debt (Note 11)	2,532.7	2,107.1
Employee benefit obligations (Note 12)	992.0	981.4
Noncurrent derivative contracts (Note 15)	116.5	189.7
Deferred taxes and other liabilities	119.7	140.8
Total liabilities	5,313.0	5,281.4

Contingencies (Note 16)	−	−

Shareholders’ equity (Note 13)
Common stock (161,390,377 shares issued – 2009; 160,916,672 shares issued – 2008)	820.8	788.0
Retained earnings	2,325.2	2,047.1
Accumulated other comprehensive earnings (loss)	(94.7)	(182.5)
Treasury stock, at cost (67,342,069 shares – 2009; 67,184,722 shares – 2008)	(1,573.8)	(1,566.8)
Total Ball Corporation shareholders’ equity	1,477.5	1,085.8

Noncontrolling interests	1.6	1.5
Total shareholders’ equity	1,479.1	1,087.3
Total Liabilities and Shareholders’ Equity	$6,792.1	$6,368.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Ball Corporation and Subsidiaries

	Nine Months Ended
($ in millions)	September 27, 2009	September 28, 2008

Cash Flows from Operating Activities
Net earnings	$306.9	$286.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	206.5	224.7
Business consolidation and other activities, net of cash payments (Note 4)	36.2	20.6
Gain on sales of investments (Note 5)	(34.8)	(7.1)
Legal settlement	–	(70.3)
Deferred taxes	(14.6)	5.5
Other, net	7.3	18.3
Changes in working capital components, excluding effects of dispositions	(501.4)	(339.3)
Cash provided by operating activities	6.1	138.4

Cash Flows from Investing Activities
Additions to property, plant and equipment	(141.3)	(230.8)
Cash collateral, net (Note 15)	85.7	−
Proceeds from sales of investments, net of cash sold (Note 5)	37.0	8.7
Other, net	0.7	9.8
Cash used in investing activities	(17.9)	(212.3)

Cash Flows from Financing Activities
Long-term borrowings	1,283.2	459.4
Repayments of long-term borrowings	(878.2)	(186.7)
Change in short-term borrowings	(73.3)	43.4
Debt issuance costs	(12.1)	–
Proceeds from issuances of common stock	24.4	22.1
Acquisitions of treasury stock	(22.2)	(279.6)
Common dividends	(28.1)	(28.3)
Other, net	6.5	3.5
Cash provided by financing activities	300.2	33.8

Effect of exchange rate changes on cash	2.3	2.4

Change in cash and cash equivalents	290.7	(37.7)
Cash and cash equivalents – beginning of period	127.4	151.6
Cash and cash equivalents – end of period	$418.1	$113.9

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively, Ball, the company, we or our) and have been prepared by the company without audit. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The interim financial statements reflect all adjustments necessary, in the opinion of management, for a fair statement of results for the periods presented.

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

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.	Accounting Guidance

On July 1, 2009, Ball adopted on a prospective basis the Financial Accounting Standards Board’s (FASB) accounting standards codification, which establishes the exclusive authoritative reference for accounting principles generally accepted in the United States of America (U.S. GAAP) for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. Although the codification makes no changes to U.S. GAAP itself, it supersedes all previously existing non-SEC accounting and reporting standards.

Recently Adopted Accounting Guidance

Effective January 1, 2009, Ball adopted on a prospective basis new accounting guidance issued by the FASB that establishes a framework for measuring fair value of all nonfinancial assets and liabilities measured on a nonrecurring basis, and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. Details regarding the adoption of this guidance and its effects on the company’s unaudited condensed consolidated financial statements are available in Note 15, “Financial Instruments and Risk Management.”

Also effective January 1, 2009, Ball adopted new guidance which amends accounting and reporting standards for the noncontrolling interest in a subsidiary, requiring that such interests be reported as a discrete component of shareholders’ equity and net earnings allocable to the noncontrolling interests be presented separately from net earnings attributable to the company’s shareholders in the consolidated statements of earnings. The adoption of this guidance did not have a significant impact on the unaudited condensed consolidated financial statements of the company.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	Accounting Guidance (continued)

Also effective January 1, 2009, Ball adopted new accounting guidance that requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, as well as information about credit-risk-related contingent features. It also requires more transparent disclosure of where fair values, as well as gains and losses of derivative instruments, are reflected in the financial statements. Details regarding the adoption of this guidance and its effects on the company’s unaudited condensed consolidated financial statements are available in Note 15, “Financial Instruments and Risk Management.”

Also effective January 1, 2009, Ball adopted on a prospective basis guidance previously disclosed in the Annual Report related to business combinations. While the adoption of such guidance did not have a significant impact on the unaudited condensed consolidated financial statements of the company, it will apply to the acquisition of certain assets of a subsidiary of Anheuser-Busch InBev n.v./s.a (AB InBev) announced on July 1, 2009. The transaction closed on October 1, 2009. (See Note 18.)

In April 2009, Ball applied on a prospective basis additional guidance issued by the FASB concerning fair value measurements, specifically adjustments to fair value estimates required when observable transaction prices, or quoted prices in markets, have become less active. The adoption of this accounting guidance did not have a significant impact on our unaudited condensed consolidated financial statements.

Also applied on a prospective basis beginning in April 2009, was new accounting guidance requiring additional quantitative and qualitative disclosures for loans and long-term receivables that provide a comparison of the carrying value to the fair value, measurement policies and significant assumptions used to estimate fair value. The adoption of this accounting guidance did not have a significant impact on our unaudited condensed consolidated financial statements.

Also in April 2009, the FASB amended existing guidance for other-than-temporary impairments related to debt and equity securities and expanded required quantitative and qualitative disclosures. This guidance has been applied on a prospective basis beginning in April. The adoption of this accounting guidance did not have a significant impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. All events occurring on and through November 5, 2009, which is the date the financial statements were issued, were evaluated and considered as to whether any occurrence should affect the unaudited condensed consolidated financial statements. The results of the evaluation had no impact on our unaudited condensed consolidated financial statements.

New Accounting Guidance

In December 2008, the FASB amended postretirement benefit plan assets guidance, now requiring disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. The requirements of this new guidance are effective for Ball for the fiscal year ending December 31, 2009, and will be applied on a prospective basis beginning with the company’s Annual Report on Form 10-K. Compliance will include appropriate footnote disclosures, and any financial statement impacts, of which nothing significant is expected, will be reflected in the year-end financial statements.

In June 2009, the FASB updated accounting guidance changing the way entities account for securitizations, special-purpose entities, and variable interest entities. The company is in the process of evaluating the impact adoption of this guidance, which will be adopted effective January 1, 2010, will have on our consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

2.	Accounting Guidance (continued)

In August 2009, the FASB issued guidance to clarify acceptable valuation techniques for fair value measurements of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This guidance requires an entity to measure fair value using quoted prices for similar liabilities or another valuation technique that is consistent with U.S. GAAP, such as an income approach to present value the liability or a market approach whereby the liability would be valued at the amount that an entity would pay to transfer an identical liability or would receive to enter into an identical liability. The company is in the process of evaluating the impact this guidance will have on our consolidated financial statements upon adoption in the fourth quarter of this year.

In September 2009, additional guidance was issued by the FASB concerning fair value measurements, specifically guidelines for measuring the fair value of certain “alternative investments” and disclosure, by major category of investment, about the attributes of those investments, such as restrictions on the investor’s ability to redeem its investments, unfunded commitments and investment strategies of the investees. This accounting guidance is to be applied prospectively and is effective for Ball for the fourth quarter of this fiscal year.  The company is in the process of evaluating the impact this guidance will have on our consolidated financial statements.

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines resulting in five reportable segments.

Metal beverage packaging, Americas and Asia:  Consists of operations, which have been aggregated along product lines and similar economic characteristics, in the U.S., Canada and the People’s Republic of China (PRC). These operations manufacture and sell metal beverage containers in North America and the PRC, as well as non-beverage plastic containers in the PRC.

Metal beverage packaging, Europe:  Consists of operations in several countries in Europe, which manufacture and sell metal beverage containers.

Metal food & household products packaging, Americas:  Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans and decorative specialty cans.

Plastic packaging, Americas:  Consists of operations in the U.S., which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging. Through September 27, 2009, this segment also includes the manufacture and sale of plastic containers used for industrial and household products. (See Note 18.)

Aerospace and technologies:  Consists of the manufacture and sale of aerospace and other related products and the provision of services used primarily in the defense, civil space and commercial space industries.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

Summary of Business by Segment
	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net Sales
Metal beverage packaging, Americas & Asia	$706.4	$767.0	$2,075.9	$2,304.8
Metal beverage packaging, Europe	478.0	511.3	1,312.4	1,487.9
Metal food & household products packaging, Americas	459.5	365.0	1,066.5	912.0
Plastic packaging, Americas	156.8	184.1	498.1	574.0
Aerospace & technologies	168.4	180.8	528.0	550.0
Net sales	$1,969.1	$2,008.2	$5,480.9	$5,828.7

Net Earnings
Metal beverage packaging, Americas & Asia	$102.9	$77.0	$223.9	$228.4
Business consolidation activities (Note 4)	(1.0)	(0.6)	(9.3)	(4.0)
Total metal beverage packaging, Americas & Asia	101.9	76.4	214.6	224.4

Metal beverage packaging, Europe	68.8	76.7	164.5	201.9

Metal food & household products packaging, Americas	27.8	15.8	112.5	44.9
Business consolidation activities (Note 4)	–	(4.5)	–	(4.5)
Total metal food & household products packaging, Americas	27.8	11.3	112.5	40.4

Plastic packaging, Americas	3.8	5.3	15.2	15.8
Business consolidation activities (Note 4)	(12.6)	(4.0)	(24.5)	(8.3)
Total plastic packaging, Americas	(8.8)	1.3	(9.3)	7.5

Aerospace & technologies	16.2	18.4	45.6	56.0
Gain on sale of investment (Note 5)	−	−	−	7.1
Total aerospace & technologies	16.2	18.4	45.6	63.1

Segment earnings before interest and taxes	205.9	184.1	527.9	537.3

Undistributed corporate expenses, net	(17.3)	(6.3)	(42.6)	(26.7)
Gain on sale of investment (Note 5)	–	−	34.8	−
Business consolidation and other activities (Note 4)	(9.1)	–	(13.0)	(3.8)
Total undistributed corporate expenses, net	(26.4)	(6.3)	(20.8)	(30.5)
Earnings before interest and taxes	179.5	177.8	507.1	506.8
Interest expense	(28.9)	(33.1)	(79.4)	(104.0)
Tax provision	(52.3)	(45.8)	(128.8)	(128.4)
Equity in results of affiliates	5.5	3.1	8.0	11.6
Less net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.4)	(0.3)
Net earnings attributable to Ball Corporation	$103.7	$101.9	$306.5	$285.7

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

3.	Business Segment Information (continued)

($ in millions)	September 27, 2009	December 31, 2008

Total Assets
Metal beverage packaging, Americas & Asia	$1,751.6	$1,873.0
Metal beverage packaging, Europe	2,460.6	2,434.5
Metal food & household products packaging, Americas	1,252.1	972.9
Plastic packaging, Americas	495.4	502.6
Aerospace & technologies	258.3	280.2
Segment assets	6,218.0	6,063.2
Corporate assets, net of eliminations	574.1	305.5
Total assets	$6,792.1	$6,368.7

4.	Business Consolidation and Other Activities

Following is a summary of business consolidation and other activities included in the unaudited condensed consolidated statements of earnings for the third quarter and year-to-date ended:

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Metal beverage packaging, Americas & Asia	$1.0	$0.6	$9.3	$4.0
Metal food & household products packaging, Americas	–	4.5	–	4.5
Plastic packaging, Americas	12.6	4.0	24.5	8.3
Corporate other costs	9.1	–	13.0	3.8
	$22.7	$9.1	$46.8	$20.6

2009

Metal beverage packaging, Americas and Asia

During the third quarter, a charge of $1 million ($0.6 million after tax) was recorded, primarily for winding down the Puerto Rico and Kansas City plants, the closures of which were announced in the fourth quarter of 2008.

In the second quarter of 2009, a charge of $3.3 million ($2 million after tax) was taken for severance and other employee benefits related to a reduction of personnel in the plants and headquarters of the Americas portion of this segment. Most of the costs were paid in the second and third quarters, and it is anticipated that the remainder of the costs will be paid by the end of 2009.

In the first quarter of 2009, a charge of $5 million ($3.1 million after tax) was taken related to accelerated depreciation for operations that ceased in the quarter at the Kansas City plant.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

4.	Business Consolidation and Other Activities (continued)

Plastic packaging, Americas

In the third quarter and second quarter of 2009, charges of $12.6 million ($8.2 million after tax) and $11.9 million ($7.2 million after tax), respectively, were recorded related primarily to the closure of plastic packaging manufacturing plants in Brampton, Ontario; Baldwinsville, New York; and Watertown, Wisconsin. Manufacturing operations have ceased in all three locations. The third quarter charge included $4.2 million for accelerated depreciation and $8.4 million for lease termination costs. The second quarter charge was comprised of $3 million of severance and other employee benefit costs, accelerated depreciation of $5.7 million, $2.2 million primarily for the write down of assets to net realizable value and $1 million of other business consolidation charges.

The majority of the remaining reserves are expected to be utilized during 2009, with the balance, consisting of lease payments (net of subleases) to continue to be paid in future years over the lease terms.

Corporate other costs

Pretax charges of $9.1 million ($5.5 million after tax) and $2.9 million ($1.8 million after tax) were recorded in the third quarter and second quarter of 2009, respectively, for transaction costs required to be expensed for the acquisition of three metal beverage can plants and one beverage can end plant from AB InBev. (See Note 18.) In addition, a $1 million pretax charge ($0.6 million after tax) was taken in the second quarter related to previously closed and sold facilities.

2008

Metal Food & Household Products Packaging, Americas

In the third quarter of 2008, the company recorded a pretax charge of $4.5 million ($2.8 million after tax) for previously announced closed facilities. The charge included $4.2 million related to lease cancellation costs for the Commerce, California, facility and $0.3 million for additional environmental cleanup costs related to the sale of the Burlington, Ontario, facility. Other than lease termination costs, all amounts have been incurred and paid as of September 27, 2009.

Plastic packaging, Americas

A charge of $4 million (before and after tax) was recorded during the third quarter of 2008 in addition to a pretax charge of $4.3 million ($3.8 million after tax) recorded in the second quarter related to the closure of the Brampton, Ontario, plant. The charges recorded in the two quarters included $1.9 million for severance costs, $2.5 million for lease cancellation costs related to the property and $3.9 million for accelerated depreciation and the write down of fixed assets to net realizable value. The plant was shut down in the third quarter of 2008, and, other than lease termination costs, the remaining reserves are expected to be utilized during 2009.

Metal beverage packaging, Americas and Asia

A pretax charge of $0.6 million ($0.4 million after tax) was recorded in the third quarter of 2008 in addition to a pretax charge of $10.6 million ($6.4 million after tax) recorded in the second quarter for the closure of the plant in Kent, Washington. The charges recorded in the two quarters were primarily comprised of $9.1 million for employee severance, pension and other employee benefit costs and $1.5 million related to the write down to net realizable value of certain fixed assets and related spare parts and tooling. The plant was shut down in the third quarter of 2008 and all remaining costs, excluding pension liabilities, are expected to be paid by the end of 2009.

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

Following is a summary of activity by segment related to business consolidation activities for the nine-month period ended September 27, 2009:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Corporate Other Costs	Total

Balance at December 31, 2008	$28.2	$11.1	$2.9	$4.8	$47.0
Charges	9.3	–	24.5	13.0	46.8
Cash payments	(17.2)	(6.7)	(3.6)	(6.7)	(34.2)
Fixed asset disposals and transfer activity	(8.1)	1.7	(12.1)	(0.3)	(18.8)
Balance at September 27, 2009	$12.2	$6.1	$11.7	$10.8	$40.8

Carrying value of assets held for sale at September 27, 2009, related to business consolidation activities	$5.3	$1.3	$2.7	$–	$9.3

Summary

Since the fourth quarter of 2007, we have ceased operations or announced our intent to cease operations at eight manufacturing plants in North America as we align our packaging businesses with the current realities of market demand. During that period and including the third quarter activities for 2009 discussed above, we have recorded net business consolidation costs of $143.5 million. The charges consist of $38.4 million of employee severance and other benefit costs; $65 million of accelerated depreciation and the write down to net realizable value of certain fixed assets, related spare parts and tooling; $28.1 million of lease cancellation and other business consolidation costs and $12 million of acquisition transaction costs.

5.	Gain on Sales of Investments

On May 19, 2009, the company sold seventy-five percent of its investment in DigitalGlobe Inc. (DigitalGlobe), a provider of commercial high resolution earth imagery products and services, in conjunction with its initial public offering. The sale generated proceeds of $37 million and a non-operating pretax gain of $34.8 million ($30.7 million after tax), which is reflected in the company’s second quarter unaudited condensed consolidated financial statements.  The remaining investment in DigitalGlobe, classified as an other long-term asset, has been accounted for as a marketable equity investment and, as such, marked-to-market, with the unrealized gain being held in accumulated other comprehensive earnings (loss). (See Note 13.)

The company’s financial results for the nine months ended September 28, 2008, include Ball Aerospace & Technologies Corp.’s sale of an Australian subsidiary for $8.7 million, net of cash sold, that resulted in a pretax gain of $7.1 million ($4.4 million after tax).

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

6.	Receivables

($ in millions)	September 27, 2009	December 31, 2008

Trade accounts receivable, net	$978.3	$435.7
Other receivables	80.4	72.2
	$1,058.7	$507.9

Trade accounts receivable are shown net of an allowance for doubtful accounts of $14.2 million at September 27, 2009, and $12.8 million at December 31, 2008. Other receivables primarily include a note due from a supplier, property and sales tax receivables, certain supplier rebate receivables and other miscellaneous receivables.

A trade receivables sales agreement, which qualifies as off-balance sheet financing, provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. There were no net funds received from the sale of the accounts receivable at September 27, 2009, which contributed to the balance at that date being higher than at the prior year end. At December 31, 2008, there were $250 million of net funds received, which were reflected as a reduction of trade accounts receivable.

7.	Inventories

($ in millions)	September 27, 2009	December 31, 2008

Raw materials and supplies	$420.4	$461.4
Work in process and finished goods	486.5	512.8
	$906.9	$974.2

8.	Property, Plant and Equipment

($ in millions)	September 27, 2009	December 31, 2008

Land	$90.1	$89.0
Buildings	839.1	798.5
Machinery and equipment	3,075.2	2,992.9
Construction in progress	133.0	151.2
	4,137.4	4,031.6
Accumulated depreciation	(2,325.3)	(2,164.7)
	$1,812.1	$1,866.9

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $66 million and $193.7 million for the three months and nine months ended September 27, 2009, respectively, and $69.5 million and $211.2 million for the comparable periods in 2008, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2008	$310.0	$1,048.3	$353.6	$113.6	$1,825.5
Effects of foreign currency exchange rates and other	(0.5)	42.6	–	0.3	42.4
Balance at September 27, 2009	$309.5	$1,090.9	$353.6	$113.9	$1,867.9

Since January 1, 2002, goodwill is not amortized but instead tested annually for impairment. There has been no goodwill impairment since that time.

10.	Intangibles and Other Assets

($ in millions)	September 27, 2009	December 31, 2008

Investments in affiliates	$81.6	$76.4
Intangible assets (net of accumulated amortization of $124.1 at September 27, 2009, and $108.2 at December 31, 2008)	92.4	104.4
Company-owned life insurance	104.2	94.2
Long-term deferred tax assets	17.3	26.0
Other	68.2	71.0
	$363.7	$372.0

Total amortization expense of intangible assets amounted to $4.4 million and $12.8 million for the three months and nine months ended September 27, 2009, respectively, and $4.4 million and $13.5 million for the comparable periods in 2008, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

11.	Long-Term Debt

Long-term debt consisted of the following:
	September 27, 2009			December 31, 2008
($ in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $1.4 at September 27, 2009, and $1.8 at December 31, 2008)		$509.0	$509.0		$509.0	$509.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.6 at September 27, 2009, and $0.7 at December 31, 2008)		$450.0	450.0		$450.0	450.0
7.125% Senior Notes, due September 2016 (excluding discount of $7.5 at September 27, 2009)		$375.0	375.0		–	–
7.375% Senior Notes, due September 2019 (excluding discount of $8.3 at September 27, 2009)		$325.0	325.0		–	–
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	70.1	112.1	₤	74.4	109.5
Term B Loan, euro denominated		€288.8	423.6		€306.3	431.6
Term C Loan, Canadian dollar denominated	C$	114.0	104.4	C$	120.4	98.5
Term D Loan, U.S. dollar denominated		$375.0	375.0		$437.5	437.5
U.S. dollar multi-currency revolver borrowings		$2.3	2.3		$2.3	2.3
Euro multi-currency revolver borrowings		€–	–		€128.2	180.8
British sterling multi-currency revolver borrowings	₤	14.7	23.5	₤	10.5	15.5
Industrial Development Revenue Bonds
Floating rates due through 2015		$9.4	9.4		$9.4	9.4
Other, including new issue premiums and discounts	Various		(7.7)	Various		10.4
			2,701.6			2,254.5
Less: Current portion of long-term debt			(168.9)			(147.4)
			$2,532.7			$2,107.1

On August 20, 2009, Ball issued, at a price of 97.975 percent, $375 million of new 7.125 percent senior notes (effective yield to maturity of 7.5 percent) due in September 2016. Also on that date, Ball issued, at a price of 97.414 percent, $325 million of 7.375 percent senior notes (effective yield to maturity of 7.75 percent) due in September 2019. The majority of the proceeds from these financings was used to acquire certain assets from AB InBev on October 1, 2009. (See Note 18.) The remainder will be used for general corporate purposes.

As permitted, the company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated at $2.67 billion as of September 27, 2009, which approximated its carrying value of $2.7 billion. The fair value was $2.2 billion on December 31, 2008, as compared to its then carrying value of $2.3 billion. The fair value reflects the estimated amount that we would pay to transfer these obligations to an entity with a credit standing consistent with ours at September 27, 2009. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

At September 27, 2009, the company had approximately $671.2 million available for borrowing under the multi-currency revolving credit facilities that provide for up to $735 million in U.S. dollar equivalent borrowings. The company also had short-term uncommitted credit facilities of up to $316 million at September 27, 2009, of which $84.2 million was outstanding and due on demand.

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

The company was in compliance with all loan agreements at September 27, 2009, and during all prior periods presented, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Employee Benefit Obligations

($ in millions)	September 27, 2009	December 31, 2008

Total defined benefit pension liability	$604.9	$622.3
Less current portion	(25.6)	(26.3)
Long-term defined benefit pension liability	579.3	596.0
Retiree medical and other postemployment benefits	181.5	178.4
Deferred compensation plans	190.8	176.3
Other	40.4	30.7
	$992.0	$981.4

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	September 27, 2009			September 28, 2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.5	$1.6	$12.1	$10.7	$2.3	$13.0
Interest cost	13.4	8.1	21.5	12.7	8.5	21.2
Expected return on plan assets	(16.0)	(3.8)	(19.8)	(15.9)	(4.6)	(20.5)
Employee contributions	–	–	–	–	(0.7)	(0.7)
Amortization of prior service cost	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Recognized net actuarial loss	3.1	1.0	4.1	2.6	0.9	3.5
Subtotal	11.2	6.8	18.0	10.3	6.3	16.6
Non-company sponsored plans	0.4	–	0.4	0.3	–	0.3
Net periodic benefit cost	$11.6	$6.8	$18.4	$10.6	$6.3	$16.9

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

12.	Employee Benefit Obligations (continued)

	Nine Months Ended
	September 27, 2009			September 28, 2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$31.5	$4.3	$35.8	$32.2	$7.0	$39.2
Interest cost	40.2	22.6	62.8	38.1	25.8	63.9
Expected return on plan assets	(47.9)	(10.4)	(58.3)	(47.9)	(14.1)	(62.0)
Employee contributions	–	–	–	–	(0.7)	(0.7)
Amortization of prior service cost	0.6	(0.3)	0.3	0.8	(0.4)	0.4
Recognized net actuarial loss	9.3	2.7	12.0	7.7	2.8	10.5
Subtotal	33.7	18.9	52.6	30.9	20.4	51.3
Non-company sponsored plans	1.2	–	1.2	1.0	–	1.0
Net periodic benefit cost	$34.9	$18.9	$53.8	$31.9	$20.4	$52.3

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $54.9 million in the first nine months of 2009 ($43.5 million in the same period of 2008). The total contributions to these funded plans are expected to be approximately $80 million in 2009. Payments to participants in the unfunded German plans were €13.1 million ($17.9 million) in the first nine months of 2009 (€13.2 million, or $20.1 million, in the first nine months of 2008) and are expected to be approximately €18 million (approximately $25 million) for fiscal 2009.

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

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (Net of Tax)	Effective Financial Derivatives (Net of Tax)	Unrealized Gain on Marketable Investment (Net of Tax)		Accumulated Other Comprehensive Earnings (Loss)

December 31, 2008	$173.6	$(251.8)	$(104.3)	$	−	$(182.5)
Change	28.5	7.4	46.1 (a)		5.8	87.8
September 27, 2009	$202.1	$(244.4)	$(58.2)		$5.8	$(94.7)

(a)      The change in accumulated other comprehensive earnings (loss) for effective financial derivatives was as follows:

	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Losses recognized in earnings (Note 15):
Commodity contracts	$35.2	$77.7
Interest rate and foreign currency contracts	1.9	5.4
Change in fair value of cash flow hedges:
Commodity contracts	7.9	(4.3)
Interest rate and foreign currency contracts	0.9	(5.8)
Foreign currency and tax impacts	(17.1)	(26.9)
	$28.8	$46.1

Comprehensive Earnings (Loss)

	Three Months Ended		Nine Months Ended
($ in millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net earnings attributable to Ball Corporation	$103.7	$101.9	$306.5	$285.7
Foreign currency translation adjustment	47.4	(88.7)	28.5	6.8
Pension and other postretirement items	2.6	2.1	7.4	6.1
Effect of derivative instruments	28.8	(49.1)	46.1	6.0
Unrealized gain (loss) on marketable investment (Note 5)	(2.2)	−	5.8	−
Comprehensive earnings (loss)	$180.3	$(33.8)	$394.3	$304.6

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

13.	Shareholders’ Equity and Comprehensive Earnings (continued)

Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to directors, officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the nine months ended September 27, 2009, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	5,227,647	$35.72	1,927,197	$11.78
Granted	1,236,300	40.08	1,236,300	10.65
Vested			(619,516)	11.54
Exercised	(449,299)	20.57
Canceled/forfeited	(66,151)	46.44	(66,151)	11.52
End of period	5,948,497	37.65	2,477,830	11.29

Vested and exercisable, end of period	3,470,667
Reserved for future grants	2,240,897

The options granted in January 2009 included 740,584 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at September 27, 2009, was 6.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $67.2 million. The weighted average remaining contractual term for options vested and exercisable at September 27, 2009, was 4.7 years and the aggregate intrinsic value was $56.2 million.

The company received $6.8 million from options exercised during the three months ended September 27, 2009. The intrinsic value associated with these exercises was $9.4 million, and the associated tax benefit of $3.5 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows. During the nine months ended September 27, 2009, the company received $9.2 million from options exercised. The intrinsic value associated with exercises for that period was $12.1 million, and the associated tax benefit of $4.5 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

Based on the Black-Scholes option pricing model, options granted in January 2009 have an estimated weighted average fair value at the date of grant of $10.65 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated.

The fair value was estimated using the following weighted average assumptions:

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

In January 2009 and April 2008, the company’s board of directors granted 193,450 and 246,650 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital as established at the beginning of the performance period. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the third quarter 2009 for either grant.

For the three and nine months ended September 27, 2009, the company recognized in selling, general and administrative expenses pretax expense of $6.6 million ($4 million after tax) and $19.5 million ($11.8 million after tax) for share-based compensation arrangements, respectively, which represented $0.04 per basic and diluted share for the third quarter and $0.13 per basic share and $0.12 per diluted share for the first nine months, respectively. For the three and nine months ended September 28, 2008, the company recognized pretax expense of $5.3 million ($3.2 million after tax) and $15.3 million ($9.2 million after tax) for such arrangements, which represented $0.03 per both basic and diluted share for the third quarter and $0.10 per basic share and $0.09 per diluted share for the first nine months. At September 27, 2009, there was $42 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

Stock Repurchase Agreements

Share repurchases in the first nine months of 2009 (on a settlement date basis) amounted to $22.2 million compared to $279.6 million during the same period in 2008. Share repurchases through the third quarter of 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares.

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

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

14.	Earnings Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts; shares in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Diluted Earnings per Share:

Net earnings attributable to Ball Corporation	$103.7	$101.9	$306.5	$285.7

Weighted average common shares	93,976	95,368	93,763	96,491
Effect of dilutive securities	1,375	1,236	1,187	1,305
Weighted average shares applicable to diluted earnings per share	95,351	96,604	94,950	97,796

Diluted earnings per share	$1.09	$1.05	$3.23	$2.92

Information needed to compute basic earnings per share is provided in the unaudited condensed consolidated statements of earnings.

The following outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the average unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period):

	Three Months Ended		Nine Months Ended
Option Price	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

$ 40.08	1,146,235	–	1,146,235	−
$ 43.69	–	355,050	73,145	−
$ 49.32	883,179	906,779	883,179	906,779
$ 50.11	848,275	871,600	848,275	871,600
	2,877,689	2,133,429	2,950,834	1,778,379

Although the exercise price for the $40.08 options shown in the table above is below the average trading price for Ball’s common stock during the third quarter and first nine months of 2009, the average unrecognized compensation related to them is relatively high. As a result, the assumed proceeds associated with them could be used to purchase more shares than would be outstanding upon exercise of the options outstanding at September 27, 2009. Therefore, the shares were anti-dilutive.

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

Collateral Calls

Our agreements with our financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and financial counterparties on these derivative contracts. The cash flows of the margin calls are shown within the investing section of our unaudited condensed consolidated statements of cash flows. As of September 27, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $220 million collateralized by $67.5 million. Collateral provided to counterparties has been offset by cash collateral receipts from our customers of $47.7 million, resulting in a net margin position of $19.8 million at September 27, 2009 ($105.5 million net was outstanding at December 31, 2008). The majority of these contracts will settle during 2009. If the company’s public credit rating was downgraded, there would be no impact to our net cash collateral postings as of September 27, 2009.

Commodity Price Risk

We manage our North American commodity price risk in connection with market price fluctuations of aluminum ingot primarily by entering into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of our North American metal beverage packaging net sales. We also, at times, use certain derivative instruments, such as option and forward contracts, as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract so as to match underlying purchase volumes and pricing with sales volumes and pricing.

In Europe and the PRC, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers that reduce the company's exposure to fluctuations in commodity prices within the current year. These purchase and sales contracts include fixed price, floating and pass-through pricing arrangements. Where there is not a pass-through arrangement, the company is at risk when the price of the aluminum we purchase does not match the price of aluminum included in the sales price to the customer. In these situations, we also use forward and option contracts as cash flow hedges to minimize future aluminum price risk, as well as foreign exchange exposures, to match underlying aluminum purchase volumes and pricing with the sales volumes and aluminum pricing for those sales contracts.

The company had aluminum contracts with notional amounts of approximately $1.2 billion and $1.4 billion at September 27, 2009, and December 31, 2008, respectively. The aluminum contracts include derivative instruments for which the company elects mark-to-market accounting, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges related to forecasted transactions and firm commitments expire through November 2014. Included in shareholders’ equity at September 27, 2009, within accumulated other comprehensive earnings (loss) was a net after tax loss of $53.3 million associated with these contracts. A net loss of $41.4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, substantially all of which will be passed through to customers under our sales contracts resulting in little or no earnings impact to Ball.

Most of our plastic packaging, Americas, sales contracts include provisions to fully pass through changes in the cost of resin. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Similarly, most of our metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost increases, or they incorporate annually negotiated steel costs. In 2008 and thus far in 2009, we have been able to pass through to our customers substantially all steel cost increases. We anticipate at this time that we will be able to pass through most of any steel cost increases that occur over the next 12 months.

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

Interest Rate and Inflation Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt, with interest payments and maturities concurrent with the principal, payment and maturity of the hedged debt. Interest rate instruments held by the company at September 27, 2009, included pay-fixed interest rate swaps and interest rate collars and were designated as cash flow hedges, because they protect us against changes in interest payments on our variable rate debt obligations. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At September 27, 2009, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million ($198 million) paying fixed rates and expiring within the next two years. An approximate €4.4 million ($6.5 million) net after tax loss associated with these contracts was included in accumulated other comprehensive earnings (loss) at September 27, 2009, of which €3.2 million ($4.7 million) of net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months.

At September 27, 2009, the company had outstanding in the U.S. interest rate collars totaling $150 million and interest rate swaps totaling $100 million. The value of these contracts in accumulated other comprehensive earnings (loss) at September 27, 2009, was a loss of approximately $0.6 million, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

We also use European inflation option contracts to limit the impacts from spikes in inflation against certain multi-year sales contracts. At September 27, 2009, the company had inflation options in Europe with notional amounts of €115 million ($169 million). The company uses mark-to-market accounting for these options, and the market price of the options at September 27, 2009, amounted to €1 million ($1.5 million). The contracts expire within the next four years.

Approximately $2.5 million of net gain related to the termination or deselection of hedges was included in accumulated other comprehensive earnings (loss) at September 27, 2009. The amount recognized thus far in 2009 earnings related to these terminated hedges was insignificant. The balance will be recognized over the next seven years.

Equity Price Risk

As part of the company’s share repurchase program and as a way to partially reduce cash flow and earnings volatility, as well as stock price changes associated with the company’s variable deferred compensation stock program, from time to time the company sells equity put options on its common stock.  Mark-to-market accounting applies to these equity put options. The variance between the historical fair value and the current market value of outstanding equity put options has been included in earnings ($0.6 million and $3.2 million of income in the third quarter and in the first nine months of 2009, respectively). All of the outstanding options expired without value during August 2009.

Foreign Currency Exchange Rate Risk

At September 27, 2009, the company had outstanding foreign currency agreements with notional amounts of $241 million expiring during 2009 and 2010. Our objective in managing exposure to foreign currency fluctuations is to protect significant foreign cash flows and earnings from changes associated with foreign currency exchange rate fluctuations through the use of various derivative contracts. In addition, we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those

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

Fair Value Measurements

On January 1, 2008, Ball adopted new accounting guidance issued by the FASB related to fair value measurement for financial assets and liabilities and for nonfinancial assets and liabilities measured on a recurring basis. On January 1, 2009, Ball had not identified any significant impact to nonfinancial assets and liabilities as a result of the adoption of that guidance.

The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

We have classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 27, 2009, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of debt is discussed in Note 11 to the unaudited condensed consolidated financial statements.

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. We perform validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 27, 2009, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of September 27, 2009:

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$9.0	$95.8	$104.8
Foreign currency contracts	0.8	7.8	8.6
Total current derivative contracts	$9.8	$103.6	$113.4

Noncurrent commodity contracts	$4.1	$65.6	$69.7
Other contracts	−	1.6	1.6
Total noncurrent derivative contracts	$4.1	$67.2	$71.3

Liabilities:
Commodity contracts	$29.4	$92.2	$121.6
Interest rate contracts	0.7	−	0.7
Other contracts	–	2.9	2.9
Total current derivative contracts	$30.1	$95.1	$125.2

Noncurrent commodity contracts	$41.8	$65.6	$107.4
Interest rate contracts	9.1	−	9.1
Total noncurrent derivative contracts	$50.9	$65.6	$116.5

At September 27, 2009, our investment in shares of DigitalGlobe (as discussed in Note 5) was measured using Level 1 inputs, and net receivables totaling $15.5 million related to our European scrap metal program were classified as Level 2 within the fair value hierarchy. Additionally, at September 27, 2009, the company had $50 million of overnight investments in U.S. government money market funds, which were classified as
Level 1. These funds were used to partially fund the acquisition of AB InBev on October 1, 2009. (See Note 18.)

Notes to Unaudited Condensed Consolidated Financial Statements
Ball Corporation and Subsidiaries

15.	Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the unaudited condensed consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

The Effect of Derivative Instruments on the Unaudited Condensed Consolidated
Statement of Earnings for the Three and Nine Months Ended September 27, 2009:

	Three Months Ended September 27, 2009		Nine Months Ended September 27, 2009
($ in millions)	Cash Flow Hedge– Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) On Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge– Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(35.2)	$(0.1)	$(77.7)	$(0.9)
Interest rate contracts (b)	(2.2)	–	(5.7)	–
Inflation option contracts (c)	–	(0.7)	–	–
Equity contracts (d)	–	0.6	–	3.2
Foreign currency contracts (e)	0.3	1.1	0.3	1.6
Total:	$(37.1)	$(0.9)	$(83.1)	$3.9

(a)
Gains and losses on commodity contracts are primarily recorded in cost of sales in the unaudited condensed consolidated statement of earnings. Virtually all these expenses were passed through to our customers, resulting in no significant impact to earnings.

(b)	Losses on interest contracts are recorded in interest expense in the unaudited condensed consolidated statement of earnings.
(c)	Gains and losses on inflation options are recorded in cost of sales in the unaudited condensed consolidated statement of earnings.
(d)	Gains and losses on equity put option contracts are recorded in selling, general and administrative expenses in the unaudited condensed consolidated statement of earnings.
(e)
Gains and losses on foreign currency contracts to hedge sales of product are recorded in cost of sales (amounting to a $3.2 million loss for the third quarter and a $2.4 million loss year to date, excluding any ineffectiveness). Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the unaudited condensed consolidated statement of earnings and amounted to a $3.5 million gain in the third quarter and a $3.6 million gain year to date.

Gains and losses resulting from ineffective cash flow hedges are not significant and are included above in the gain or loss on derivatives not designated as hedge instruments.

16.	Contingencies

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of accounts receivable from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first to satisfy the claims of its creditors. The company has been designated as the servicer pursuant to an agreement whereby Ball Capital Corp. II may sell and assign the accounts receivable to a commercial lender or lenders.  As the servicer, the company is responsible for the servicing, administration and collection of the receivables and is primarily liable for the performance of such obligations.  (See Note 6.) The company, the relevant subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

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

Acquisition

On October 1, 2009, the company acquired three Anheuser-Busch InBev n.v./s.a (AB InBev) beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for approximately $577 million in cash, subject to customary post-closing adjustments. These plants produce about 10 billion aluminum cans and 10 billion easy-open can ends annually, more than two-thirds of which are produced for leading soft drink companies and the rest for AB InBev. The facilities currently employ approximately 635 people. The plants’ operations will be included in Ball’s results beginning October 1, 2009. The company is in the process of obtaining valuations and other estimates and, therefore, has not yet completed its acquisition balance sheet.

Disposition

On October 23, 2009, Ball completed the sale of its plastic pail assets to BWAY Corporation for $32 million, subject to customary post-closing adjustments. The transaction involved the sale of a plastic pail manufacturing plant in Newnan, Georgia, which Ball acquired in 2006 as part of its purchase of U.S. Can Corporation and is included in the plastics packaging, Americas, segment. The plant produces injection molded plastic pails and drums for products such as building materials and pool chemicals. The company estimates that the after-tax gain or loss on the transaction will be insignificant.

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

BUSINESS OVERVIEW

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also provide aerospace and other technologies and services to governmental and commercial customers.

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

While the North American beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow in the medium to long term. While we are able to capitalize on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion, we have put on hold various projects, including the completion of the construction of a plant in Poland, due to the current world-wide economic environment. However, we continue to believe that Central Europe will be an area of growth once the economy recovers. Our Brazilian joint venture is proceeding with the construction of a metal beverage can plant near Rio de Janeiro and has added further can capacity in the existing Jacarei can plant. These Brazilian expansion efforts will be owned by Ball’s unconsolidated 50-percent-owned joint venture, Latapack-Ball Embalagens, Ltda., and the expansion is being funded by cash flows from operations and incurrence of debt by the joint venture.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance. We expect that the delay of certain program awards, as well as federal budget considerations under the current administration, will have an unfavorable impact on this segment in 2009, and we are continuing to take steps to adjust our resources accordingly.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately 20 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could further adversely affect segment performance compared to 2008.

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

Management uses various measures to evaluate company performance. The primary financial metric we use is economic value added (tax-effected operating earnings, as defined by the company, less a capital charge on net operating assets employed). Our goal is to increase economic value added on an annual basis. Other financial metrics we use are earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; operating cash flow and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). These financial measures may be adjusted at times for items that affect comparability between periods. Nonfinancial measures in the packaging segments include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics and production and sales volumes. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting, developing and retaining highly talented employees are essential to the success of Ball and, because of this, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk through economic value added performance and various long-term and stock compensation plans. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball stock.

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

This segment accounted for 36 percent of consolidated net sales in the third quarter of 2009 (38 percent in 2008) and 38 percent in the first nine months of 2009 (40 percent in 2008). Sales in the third quarter of 2009 were 8 percent lower than the same period in 2008, primarily as a result of decreases in sales volumes of approximately 3 percent, along with the pass-through of lower aluminum prices. Similarly, year-to-date sales were down 10 percent with volumes down 5 percent as compared to 2008. The decrease in quarterly volumes was due to lower sales to carbonated soft drink customers in the Americas driven by the current economic environment. Quarterly volumes were relatively flat in the Asian market. Year-to-date sales volume declines were predominantly due to lower carbonated soft drink sales along with slightly lower beer volumes in both the Americas and in Asia with some impact from plant closures.

Excluding business consolidation activities discussed below, segment earnings were $102.9 million in the third quarter of 2009 compared to earnings of $77 million in the third quarter of 2008, and $223.9 million in the first nine months of 2009 compared to $228.4 million for the same period of 2008. Earnings in the third quarter and first nine months of 2009 were 34 percent higher and 2 percent lower than in the same respective periods of 2008. The significant increase in the third quarter was largely due to positive impacts from cost reductions, including $12 million from plant closures and other cost reduction efforts coupled with $7 million of lower freight and energy savings, and $5 million of lower benefit costs, partially offset by sales volume declines in the Americas. In Asia, profit margins increased in the quarter as overall cost reductions exceeded the impact of reduced sales due to the lower cost of metal. Year-to-date earnings benefited from the third quarter increase in profits, which helped to make up for the lower comparable earnings in the first two quarters due to sales volumes declines and sales of higher cost inventory.

Actions we took in the second quarter of 2009 to reduce headcount in our metal beverage packaging business resulted in a pretax charge of $3.3 million ($2 million after tax) for severance and other employee benefit costs. Results for the first nine months of 2009 also included a restructuring charge of $5 million ($3.1 million after tax) for accelerated depreciation in connection with the closure of the Kansas City plant, as well as $1 million ($0.6 million after tax) primarily for winding down the Puerto Rico and Kansas City plants.

In October 2008, Ball announced the closure of metal beverage can plants in Guayama, Puerto Rico, and Kansas City, Missouri. The plant in Puerto Rico ceased operations at the end of 2008, and the plant in Kansas City was closed at the end of the first quarter of 2009. Annualized cost reductions associated with these plant closings and the previous Kent, Washington, plant closing, discussed below, are expected to be in excess of $35 million, a portion of which began in 2009, and to be $12 million cash positive upon final disposition of the assets, which includes cash benefits received in the fourth quarter of 2008 from the sale of the Kent facility.

The company announced in the second quarter of 2008 that by the end of 2008 it would close its metal beverage packaging plant in Kent and recorded a pretax charge of $10.6 million ($6.4 million after tax) in the second quarter of 2008 and an additional $0.6 million pretax charge ($0.4 million after tax) in the third quarter of 2008.

As the above-noted plant closures and other actions indicate, we are actively pursuing improved profitability through better asset utilization and cost optimization across all of the business. We are also committed to improving margins on this portion of our business through better commercial terms. We continue to focus efforts on the custom beverage can business, specifically on cans of different shapes, diameters and fill volumes and by developing cans with added functional attributes (such as resealability) and through product line extensions.

Subsequent Event

On October 1, 2009, the company acquired three Anheuser-Busch InBev n.v./s.a (AB InBev) beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for approximately $577 million in cash, subject to customary post-closing adjustments. These plants produce about 10 billion aluminum cans and 10 billion easy-open can ends annually, more than two-thirds of which are produced for leading soft drink companies and the rest for AB InBev. The addition of these plants to our manufacturing operations will improve our geographic distribution opportunities in North America, with additional favorable shipping points to help us and our customers reduce our carbon footprints. In the first full year of operation, Ball expects the plants to generate revenue of approximately $680 million.

Metal beverage packaging, Europe

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia. This segment accounted for 24 percent of consolidated net sales in the third quarter of 2009 (26 percent in 2008) and 24 percent in the first nine months of 2009 (25 percent in 2008). Volumes were essentially flat as compared to the prior year periods. Segment sales in the third quarter of 2009 as compared to the same period in the prior year were 7 percent lower largely due to the translation impact of the euro to the U.S. dollar and the translation impact of the British pound to the euro, partially offset by better commercial terms. Sales for the first nine months of 2009 were 12 percent lower than sales for the same period of 2008 as a result of the same factors noted above.

Segment earnings were $68.8 million in the third quarter of 2009 and $164.5 million in the first nine months of 2009 compared to $76.7 million and $201.9 million for the same periods in 2008, respectively. While this quarter’s sales volumes were consistent with those in the prior year comparable period, earnings in the third quarter of 2009 were negatively affected by a $3 million impact of the euro to U.S. dollar exchange rate, higher cost inventory carried into the quarter and a change in sales mix. Year-to-date results trended with those of the third quarter, with the adverse effects of foreign currency translation, both within Europe and on the conversion of the euro to the U.S. dollar, reducing earnings by $14 million compared to results in the nine-month period in 2008. The remaining decrease was due to high inventory costs partially offset by better commercial terms in some of our contracts and a change in sales mix.

Metal food & household products packaging, Americas

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina. The segment includes the manufacture and sale of metal cans used for food packaging, aerosol cans, paint cans, general line cans and decorative specialty cans.

Segment sales were approximately 23 percent of consolidated net sales in the third quarter of 2009 (18 percent in 2008) and 20 percent in the first nine months of 2009 (16 percent in 2008). Sales in the third quarter increased 26 percent over the same period in 2008, from $365 million to $459.5 million, while year-to-date sales were up 17 percent from the nine-month period in 2008, from $912 million to $1,066.5 million, due to higher selling prices driven by the higher cost of raw materials beginning in 2009, which were partially offset by a decrease in sales volume of 3 percent period over period for the third quarter and 9 percent for the first nine months due to the effects of the economic recession and Ball’s decision to walk away from unprofitable business.

Excluding business consolidation costs discussed below, segment earnings were $27.8 million in the third quarter of 2009 compared to earnings of $15.8 million in 2008 and $112.5 million in the first nine months of 2009 compared to $44.9 million in 2008. The increase in earnings in the third quarter of 2009 was due primarily to the increased sales prices mentioned above and improvements in manufacturing performance. The increase in earnings for the first nine months of 2009 was due primarily to the increased sales prices mentioned above coupled with lower costs of inventory carried into 2009 and improvements in manufacturing performance.

The company recorded an additional $4.5 million charge ($2.8 million after tax) in the third quarter of 2008 related to the closures of metal food and household products packaging plants in California and Georgia, and the redeployment of certain of those assets to other food and household facilities. These actions are expected to yield annualized pretax cost savings of approximately $15 million.

Plastic packaging, Americas

The plastic packaging, Americas, segment consists of operations located in the U.S. which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polypropylene containers for industrial and household product applications.

This segment accounted for 8 percent of consolidated net sales in the third quarter of 2009 (9 percent in 2008) and 9 percent in the first nine months of 2009 (10 percent in 2008). Segment sales in the third quarter of 2009 decreased 15 percent compared to the same period of 2008 due to a 9 percent decline in sales volumes and lower revenue related to resin price declines. Sales for the first nine months of 2009 were down 13 percent from sales in the same period in the prior year, consistent with the 12 percent decline in sales volume. The volume loss for the respective periods included decreases in food, carbonated soft drink, and water bottle sales due, in part, to lower convenience store sales by our customers and growth in customer self-manufacturing of bottles, partially offset by higher sales in specialty business markets (e.g., custom hot-fill, alcohol, juice and sports drinks). Reduced preform sales also contributed to the year-to-date sales decrease in 2009 due, in part, to the bankruptcy filing of a preform customer in the second quarter of 2008.

Excluding applicable business consolidation costs for 2009 and 2008 discussed below, segment earnings of $3.8 million in the third quarter of 2009 and $15.2 million in the first nine months were lower than prior year earnings of $5.3 million and $15.8 million for the same periods, primarily due to lower sales offset by improved commercial terms and operating performance, including benefits from a plant closure in the second quarter of 2008 and plant closures in the third quarter of 2009.

On April 8, 2009, we announced that the company would cease operations at PET plastic packaging manufacturing plants in Watertown, Wisconsin, and Baldwinsville, New York. Operations ceased at both locations during the third quarter. Manufacturing volumes will be absorbed by our other plastic packaging plants as we consolidate production capacity into lower-cost facilities. Pretax charges of $9.5 million ($5.8 million after tax) and $11.9 million ($7.2 million after tax) were recorded in the third quarter and second quarter 2009 results, respectively. Cost savings associated with these activities are expected to exceed $12 million annually beginning in 2010.

In 2008 the company announced plans to close a plastic packaging plant in Brampton, Ontario, taking a pretax charge of $4.3 million ($3.8 million after tax) in the second quarter of 2008 and an additional $4 million (before and after tax) in the third quarter. The third quarter 2009 results also included a $3.1 million pretax charge ($2.5 million after tax)  for accelerated depreciation and lease termination costs related to the Brampton closure.

Subsequent Event

On October 23, 2009, Ball completed the sale of its plastic pail assets to BWAY Corporation for $32 million, subject to customary post-closing adjustments. The transaction involved the sale of a plastic pail manufacturing plant in Newnan, Georgia, which Ball acquired in 2006 as part of its purchase of U.S. Can Corporation. The plant produces injection molded plastic pails and drums for products such as building materials and pool chemicals. The company estimates that the after-tax gain or loss on the transaction will be insignificant.

Aerospace and Technologies

Aerospace and technologies segment sales represented 9 percent of consolidated net sales in the third quarter of 2009 (9 percent in 2008) and 9 percent in the first nine months of 2009 (9 percent in 2008).  Third quarter sales were down approximately 7 percent from the same period in the prior year, while sales in the first nine months of 2009 compared to those of the first nine months of 2008 were 4 percent lower. These decreases were driven by the winding down of several of our large spacecraft programs, which is currently happening at a faster pace than new contract awards.

Segment earnings were $16.2 million in the third quarter of 2009 compared to $18.4 million in the same period of 2008 and $45.6 million in the first nine months of 2009 compared to $56 million in 2008, excluding a pretax gain of $7.1 million on the sale of a subsidiary in 2008. The drop in earnings from the same period in the prior year and year-to-date was primarily attributable to the winding down of several large programs and overall reduced program activity.  Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 94 percent of segment sales in both the third quarter and first nine months of 2009 compared to 92 percent and 89 percent for the respective periods in 2008.  Contracted backlog in the aerospace and technologies segment at September 27, 2009, was $563 million compared to a backlog of $597 million at December 31, 2008.

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

Equity in Results of Affiliates

The reduction in equity in results of affiliates in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to foreign currency impacts on our investment in Brazil in the first quarter of 2009.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $86.8 million in the third quarter of 2009 compared to $67.5 million for the same period in 2008 and $239.9 million in the first nine months of 2009 compared to $227.6 million in the first nine months of 2008. The year-to-date increase in SG&A expenses was primarily due to $21.4 million of higher employee compensation costs, including incentive compensation costs, and higher stock-based compensation costs, including mark-to-market adjustments for the company’s deferred compensation stock plans. These were offset by net favorable decreased costs of $9.1 million, including lower receivables securitization fees and lower research and development costs.

Gain on Sale of Investment

The company sold a portion of its investment in DigitalGlobe, a provider of commercial high resolution earth imagery products and services, in conjunction with DigitalGlobe’s initial public offering. The sale generated proceeds of $37 million in the second quarter of 2009. As a result of this transaction, a non-operating pretax gain of $34.8 million ($30.7 million after tax) was recorded.

Interest and Taxes

Consolidated interest expense was $28.9 million for the third quarter of 2009 compared to $33.1 million in the same period of 2008 and $79.4 million for the first nine months of 2009 compared to $104 million for the first nine months of 2008. The reduced expense for both periods in 2009 compared to those in 2008 was primarily due to lower interest rates on floating rate debt, and a lower euro compared to the U.S. dollar. Interest expense is expected to increase in the fourth quarter as a result of the $700 million of new senior notes issued in August 2009 (as discussed in Note 11 to the unaudited condensed consolidated financial statements within Item 1 of this report).

The effective income tax rate was 30 percent for the first nine months of 2009 compared to 32 percent for the same period in 2008. The lower tax rate was primarily due to a $3.9 million net increase in tax benefits as a result of a foreign tax settlement and a release of a valuation allowance for a net operating loss carryforward and a $9.6 million tax benefit from the sale of shares in a stock investment due to a higher tax basis. These benefits were offset somewhat by an approximate $3.2 million increase due to the change in our earnings mix to higher taxed jurisdictions.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and external committed and uncommitted borrowings. We believe that cash flows from operations and cash provided by short-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. However, our liquidity could be affected significantly by a decrease in demand for our products, which could arise from competitive circumstances, the current global credit, financial and economic situation or any of the other factors described in Item 1A, “Risk Factors,” within the company’s Annual Report.

In our worldwide beverage can business, we use financial derivative contracts, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of this report, to manage future aluminum price volatility for our customers. As these derivative contracts are largely matched to customer sales contracts, they have very limited economic impact on our earnings. Our financial counterparties to these derivative contracts require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers and other financial counterparties on these derivative contracts. At September 27, 2009, Ball had $67.5 million of cash posted as collateral and had received $47.7 million of cash collateral from customers for a net margin position of $19.8 million. The net cash flows of the collateral postings are shown in the investing section of our unaudited condensed consolidated statements of cash flows. We expect to recover all of these net cash deposits during 2009.

The company has an accounts receivables sales agreement, which qualifies as off-balance sheet financing and provides for the ongoing, revolving sale of a designated pool of accounts receivable of Ball’s North American packaging operations, up to $250 million. There were no net funds received from the sale of the accounts receivable at September 27, 2009, but there were $250 million of net funds received at December 31, 2008, which were reflected as a reduction of accounts receivable.

Cash flows provided by operations were $6.1 million in the first nine months of 2009 compared to $138.4 million in the first nine months of 2008. The change in cash flows from operations in 2009 was primarily due to third quarter accounts receivable being $250 million higher as a result of Ball not utilizing its accounts receivable sales agreement (as discussed above) due to the cash infusion from the issuance of new senior notes in August. Subsequent to the quarter end, on October 1 the accounts receivable sales agreement was utilized for the purchase of certain plants from AB InBev. (See Note 15.) Higher accounts receivable were partially offset by lower inventories and higher accounts payable at the end of the third quarter.

Based on information currently available, we estimate 2009 capital spending to be in the range of $200 million compared to 2008 capital spending of $306.9 million. Expenditures are being used to improve facilities and streamline manufacturing operations and will be funded using cash from operations. We have reduced our expected capital spending year over year to focus on reducing our debt net of cash balances.

Interest-bearing debt at September 27, 2009, increased $375.7 million to $2.79 billion from $2.41 billion at December 31, 2008. On August 20, 2009, Ball issued at a price of 97.975 percent $375 million of new 7.125 percent senior notes (effective yield to maturity of 7.5 percent) due in September 2016. Also on that date, Ball issued at a price of 97.414 percent $325 million of 7.375 percent senior notes (effective yield to maturity of 7.75 percent) due in September 2019. The majority of the proceeds from these financings was used to acquire certain assets from AB InBev on October 1, 2009. The remainder will be used for general corporate purposes including the reduction of seasonal working capital debt.

The offsetting decrease in debt was primarily due to a focus on cash flow, inventory management and lower capital expenditures. We intend to continue to allocate our operating cash flow for the balance of 2009 to reducing our debt net of cash balances while covering our capital spending programs, dividend payments and incremental pension funding.

At September 27, 2009, approximately $671.2 million was available under the company’s committed multi-currency revolving credit facilities, which are available until October 2011. The company also had $316 million of short-term uncommitted credit facilities available at the end of the third quarter, of which $84.2 million was outstanding.

Given our cash flow projections and unused credit facilities that are available until October 2011, the company’s liquidity is expected to meet its ongoing operating cash flow and debt service requirements. While current financial and economic conditions have raised concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings and credit default swap trends of its suppliers, customers, lenders and counterparties on a regular basis.

The current financial and economic environment has increased liquidity and credit risks with some of our customers and suppliers. In October 2008, we advanced interest-bearing funding of $22 million in support of a key supplier, which advance is secured by accounts receivable and inventory.

The company was in compliance with all loan agreements at September 27, 2009, and December 31, 2008, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about the company’s debt and accounts receivable sales agreements are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $80 million in 2009. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately €18 million (approximately $25 million) for the full year.

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

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through changes in the cost of resin. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Similarly, most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost increases, or they incorporate annually negotiated steel costs. In 2008 and thus far in 2009, we were able to pass through to our customers substantially all steel cost increases. We anticipate at this time that we will be able to pass through virtually all of the steel cost increases that may occur over the next 12 months.

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

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum, copper and resin prices could result in an estimated $6.2 million after tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $10.6 million after tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $4.7 million after tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $1.4 million after tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates. The company continues to monitor and take steps as necessary to reduce its exposure related to natural gas and diesel fuel prices.

Interest Rate and Inflation Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt, with interest payments and maturities concurrent with the principal, payment and maturity of the hedged debt. Interest rate instruments held by the company at September 27, 2009, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

Based on our interest rate exposure at September 27, 2009, our assumed floating rate debt levels throughout the next 12 months and the effects of our derivative instruments, a 100-basis point increase in interest rates could result in an estimated $6 million after tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at September 27, 2009, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $27.7 million after tax reduction in net earnings over a one-year period. This amount includes the $10.6 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $67 million. Actual changes in market prices or rates may differ from hypothetical changes.

Additional details about our derivative instruments are provided in Note 15 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Equity Price Risk

As part of the company’s share repurchase program and as a way to partially reduce cash flow and earnings volatility as well as stock dilution associated with the company’s variable deferred compensation stock program, from time to time the company sells equity put options on its common stock. The company had 500,000 shares of equity put options outstanding at a strike price of $40 per share that expired without value during August 2009.

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; regional and global pandemics; international business and market risks, such as the devaluation or revaluation of certain currencies; international business risks (including foreign exchange rates) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent acquisition and related integration of four metal beverage can and end plants; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal controls over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. A court order construing the claim terms was issued in this case and motions for summary judgment were filed by both parties. On September 9, 2009, the Court ruled in favor of BMBCC and against Crown and found that Crown’s asserted patent claims were invalid for failing to comply with the written description requirement of the U.S. Patent Act and because the claims were anticipated by the prior art. On October 7, 2009, Crown appealed the decision to the U.S. Court of Appeals for the Federal Circuit. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Annual Report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 27, 2009.

Purchases of Securities

	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

June 29 to August 2, 2009	56,734		$48.64	56,734	7,337,404
August 3 to August 30, 2009	201,162		$49.30	201,162	7,136,242
August 31 to September 27, 2009	194,946		$49.44	194,946	6,941,296
Total	452,842	(a)	$49.28	452,842

(a)	Includes open market purchases (on a trade-date basis) and shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 27, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no events required to be reported under Item 4 for the quarter ended September 27, 2009.

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended September 27, 2009.

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

Ball Corporation
(Registrant)

By:	/s/ Raymond J. Seabrook
Raymond J. Seabrook
Executive Vice President and Chief Financial Officer

Date:	November 5, 2009

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
September 27, 2009

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