Form 10-K
period 2009-12-31
BALL CORP
filed 2010-02-25
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]        NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  YES [   ]   NO [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]  NO [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $4.04 billion based upon the closing market price and common shares outstanding as of June 28, 2009.

Number of shares outstanding as of the latest practicable date.

Class	Outstanding at January 31, 2010
Common Stock, without par value	94,084,299

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2009, to the extent indicated in Part III.

Ball Corporation and Subsidiaries
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2009

PART I

Item 1.  Business

Ball Corporation (Ball, we, the company or our) is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment (Ball Aerospace). In 2009 our total consolidated net sales were $7.35 billion. Our packaging businesses are responsible for 91 percent of our net sales, with the remaining 9 percent contributed by our aerospace business.

Our largest product lines are aluminum and steel beverage containers, which accounted for 63 percent of our 2009 total net sales and 77 percent of our 2009 total earnings before interest and taxes. We also produce steel food containers, steel aerosol containers, polyethylene terepthalate (PET) and polypropylene plastic bottles for beverages and foods, steel paint cans and decorative steel tins.

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

Our corporate strategy is to grow our worldwide beverage container business and our aerospace business, to continue to leverage and develop the metal food and household products packaging, Americas, segment, to improve the performance of the plastic packaging, Americas, segment, and to utilize free cash flow and earnings growth to increase shareholder value.

We are headquartered in Broomfield, Colorado. Our stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol BLL.

Our Financial Strategy

Ball Corporation maintains a clear and disciplined financial strategy focused on improving shareholder returns through:

●      Delivering long-term earnings per share growth of 10 percent to 15 percent
●      Focusing on free cash flow generation
●      Increasing Economic Value Added (EVA®)

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund stock buy-back programs and dividend payments, (3) to fund strategic capital investments and (4) to service the company’s debt. We will, when we believe it will benefit the company and our shareholders, make strategic acquisitions or divest parts of our business.

The compensation of a majority of our employees is tied directly to the company’s performance through our EVA® incentive programs. When the company performs well, our employees are paid more. If the company does not perform well, our employees get paid less or no incentive compensation.

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

Profitability is sensitive to selling prices, production volumes, labor, transportation, utility and warehousing costs, as well as the availability and price of raw materials, such as aluminum sheet, tinplate steel, plastic resin and other direct materials. These raw materials are generally available from several sources, and we have secured what we consider to be adequate supplies and are not experiencing any shortages. There has been significant consolidation of raw material suppliers in both North America and in Europe. Raw materials and energy sources, such as natural gas and electricity, may from time to time be in short supply or unavailable due to external factors. We cannot predict the timing or effects, if any, of such occurrences on future operations.

A substantial part of Ball’s packaging sales are made directly to companies in packaged beverage and food businesses, including MillerCoors LLC, Anheuser-Busch InBev n.v./s.a. and bottlers of Pepsi-Cola and Coca-Cola branded beverages and their affiliates that utilize consolidated purchasing groups.

Metal Beverage Packaging, Americas and Asia, Segment

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 39 percent of consolidated net sales in 2009. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Americas

According to publicly available information and company estimates, the combined U.S. and Canadian metal beverage container markets represent more than 100 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced in excess of 31 billion recyclable beverage containers in the U.S. and Canada in 2009 – about 31 percent of the total market. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage cans produced by Ball in the U.S. and Canada are made of aluminum, as are all beverage cans produced by our competitors in the U.S., Canada and Mexico. In 2009 we were able to recover substantially all aluminum-related cost increases levied by producers through either financial or contractual means. In North America, four aluminum suppliers provide virtually all of our requirements. Some of those aluminum suppliers have experienced significant financial and liquidity constraints in recent years.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most aluminum container sales contracts to pass through aluminum ingot price changes, as well as the use of derivative instruments.

Beverage containers are sold based on quality, service, innovation and price in a highly competitive market, which is relatively capital intensive and is characterized by plants that run more or less continuously in order to operate profitably. In addition, the aluminum beverage container competes aggressively with other packaging materials. The glass bottle has shown resilience in the packaged beer industry, while the PET container has grown significantly in the carbonated soft drink and water industries over the past quarter century. In Canada, metal beverage containers have captured significantly lower percentages of packaged beverage industry volumes than in the U.S., particularly in the packaged beer industry.

Two-piece aluminum beverage containers are produced at 17 manufacturing facilities in the U.S. and one in Canada. Can ends are produced within four of the U.S. facilities, as well as in two facilities that manufacture only can ends. Through Rocky Mountain Metal Container, LLC, a 50-percent-owned joint venture, which is accounted for as an equity investment, Ball and MillerCoors, LLC, operate beverage container and can end manufacturing facilities in Golden, Colorado.

On October 1, 2009, the company acquired three of Anheuser-Busch InBev n.v./s.a.’s (AB InBev) metal beverage container manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for $574.7 million in cash. The acquired plants produce about 10 billion aluminum containers and 10 billion beverage can ends annually, more than two-thirds of which are produced for leading soft drink companies and the rest for AB InBev. With the shipments from the acquired plants, Ball estimates its annual shipments will grow to approximately 40 percent of total U.S. and Canadian shipments.

We participate in a 50-percent-owned joint venture in Brazil, Latapack-Ball Embalagens, Ltda., that manufactures aluminum beverage cans and ends and is accounted for as an equity investment. The Brazilian joint venture recently expanded capacity at its existing metal beverage container manufacturing facility near Jacarei and completed the construction of a new plant near Rio de Janeiro.

In order to more closely balance capacity and demand within our business, during 2008 and 2009 Ball completed the closure of three metal beverage packaging plants in North America:

●
We closed a metal beverage packaging plant in Kent, Washington, in the third quarter of 2008. The plant had two 12-ounce aluminum beverage container manufacturing lines that produced approximately 1.1 billion containers annually.

●
We announced on October 30, 2008, the closure of our metal beverage container plants in Kansas City, Missouri, and Guayama, Puerto Rico. The Kansas City plant, which primarily manufactured specialty beverage cans, was closed in the first quarter of 2009 with manufacturing volumes absorbed by other North American beverage container plants. The Puerto Rico facility, which manufactured 12-ounce beverage cans, was closed at the end of 2008.

Where growth is projected in certain markets or for certain products, Ball is undertaking selected capacity increases in its existing facilities and may establish or obtain additional manufacturing capacity to the extent required by the growth of any of the markets we serve.

Asia

The beverage can market in the PRC is approximately 13 billion containers, of which Ball’s operations represent an estimated 22 percent, with an additional 13 percent manufactured by two joint ventures in which we participate. Our percentage of the industry makes us one of the largest manufacturers of beverage containers in the PRC. Six other manufacturers make up the remainder of the market. Our operations include the manufacture of aluminum cans and ends in three plants in the PRC, as well as in our two joint ventures. Capacity grew rapidly in the PRC in the late 1990s, resulting in a supply/demand imbalance. The rapid growth slowed in the early 2000s, and a number of can makers, including Ball, responded by rationalizing capacity. Growth has resumed over the past several years, and we expect the PRC market to continue to grow over time. We also manufacture and sell high-density plastic containers in two PRC plants primarily servicing the motor oil industry.

On November 9, 2009, we announced our agreement to acquire Guangdong Jianlibao Group Co., Ltd’s (Jianlibao) 65-percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC. We have owned 35 percent of the joint venture plant since 1992. We will acquire the plant and related assets for approximately $90 million in cash and assumed debt and will also enter into a long-term supply agreement with Jianlibao. The transaction is expected to close in 2010, subject to customary regulatory approvals.

Metal Beverage Packaging, Europe, Segment

The European beverage can market, excluding Russia, is approximately 47 billion cans and Ball Packaging Europe is the second largest metal beverage container producer with an estimated 32 percent of the European shipments. While current economic conditions have slowed growth in the near term, the European market is expected to grow, and is highly regional in terms of sales growth rates and packaging mix. Growth in central and eastern Europe has been particularly strong in past years but has been impacted by the global economic environment, causing the company to delay completion of its new plant in Lublin, Poland. Western European markets, including the United Kingdom and France, continue to maintain historical volumes and growth characteristics.

Sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand during the winter holiday season for the United Kingdom. As in North America, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and mineral water industries.

The metal beverage packaging, Europe, segment, which accounted for 24 percent of Ball’s consolidated net sales in 2009, supplies two-piece beverage cans and can ends for producers of beer, carbonated soft drinks, mineral water, fruit juices, energy drinks and other beverages. The European operations consist of 12 plants – 10 beverage can plants and two beverage can end plants – of which four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands, Poland and Serbia. In addition, Ball Packaging Europe is currently renting additional space on the premises of a supplier in Haslach, Germany in order to produce the Ball Resealable End (BRE). The European plants produced approximately 16 billion cans in 2009, with approximately 57 percent of those being produced from aluminum and 43 percent from steel. Six of the can plants use aluminum and four use steel.

European raw material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer term agreements. In Europe three steel suppliers and four aluminum suppliers provide approximately 95 percent of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars. The company generally tries to minimize the resulting foreign exchange rate risk with supply contracts in local currencies and the use of derivative contracts. In addition, purchase and sales contracts include fixed price, floating and pass-through pricing arrangements.

Metal Food & Household Products Packaging, Americas, Segment

The metal food and household products packaging, Americas, segment, accounted for 19 percent of consolidated net sales in 2009. The two major product lines in this segment are steel food and aerosol containers. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol cans, paint cans and custom and specialty containers. We are the largest manufacturer of aerosol cans in North America. There are a total of 14 plants in the U.S. and Canada that produce these products. In addition, the company manufactures and sells aerosol cans in two plants in Argentina.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2009 shipments of more than 5.1 billion steel food containers to be approximately 18 percent of total U.S. and Canadian metal food container shipments. We estimate our aerosol business accounts for approximately 45 percent of total annual U.S. and Canadian steel aerosol shipments.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol can market primarily includes two national suppliers and a regional supplier in the Midwest. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, demand for this product line is dependent on product innovation and cost reduction. Service, quality and price are among the other key competitive factors. In North America, two steel suppliers provide nearly 70 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate as a result of the inclusion of provisions in certain steel container sales contracts to pass through steel cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs. In 2009 we were able to pass through the majority of steel cost increases levied by producers.

Cost containment is crucial to maintaining profitability in the food and aerosol container manufacturing industries and Ball is focused on doing so. Toward that end, during 2008 and 2009, Ball closed its aerosol container manufacturing plants in Tallapoosa, Georgia, and Commerce, California. The two plant closures result in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two high-speed aerosol lines to other existing Ball facilities, and allow us to supply customers from a consolidated asset base.

Plastic Packaging, Americas, Segment

Demand for containers made of PET and polypropylene has slowed in the beverage and food markets due to current economic conditions. While PET and polypropylene beverage containers compete against metal, glass and cardboard, the historical increase in the sales of PET containers has come primarily at the expense of glass containers and through new market introductions.

Competition in the PET plastic container industry is intense and includes several national and regional suppliers and self manufacturers. In the smaller polypropylene container industry, Ball is one of three major competitors. Service, quality, innovation and price are important competitive factors with price being by far the most important. The ability to produce customized, differentiated plastic containers is also a key competitive factor. We believe we have limited our exposure related to changes in the costs of plastic resin as a result of the inclusion of resin cost pass-through provisions in substantially all plastic container sales contracts.

Plastic packaging, Americas, accounted for 9 percent of Ball’s consolidated net sales in 2009. We estimate our 2009 shipments of 5 billion plastic bottles to be approximately 8 percent of total U.S. PET container shipments. In addition, this segment shipped approximately 625 million polypropylene food and specialty containers during 2009. The company operates five plastic container manufacturing facilities in the U.S.

Most of Ball’s PET containers are sold under long-term contracts to suppliers of bottled water and carbonated soft drinks, including bottlers of Pepsi-Cola branded beverages and their affiliates that utilize consolidated purchasing groups. Most of our polypropylene containers are also sold under long-term contracts, primarily to food packaging companies. We are also manufacturing plastic containers for the single-serve juice and wine markets. Our line of Heat-Tek® PET plastic bottles for hot-filled beverages, such as sports drinks and juices, includes sizes from 8 ounces to 64 ounces.

Ball’s emphasis in this segment is on customized, differentiated containers. This includes unique barrier plastics such as Gamma®, Gamma-Clear®, AmazonHM® and KHS Corpoplast GmbH Plasmax® barrier bottles. We are continuing to limit investment in the carbonated soft drink and bottled water business, which is a commodity business, where the return on investment has been unacceptable.

On October 23, 2009, we sold our plastic pail assets to BWAY Corporation for approximately $32 million. The transaction involved the sale of a plastic pail manufacturing plant in Newnan, Georgia, which Ball acquired in 2006 as part of its purchase of U.S. Can Corporation, as well as associated contracts. The plant produces injection molded plastic pails and drums for products such as building materials and pool chemicals. The associated after-tax loss was insignificant.

To reduce costs and gain efficiencies, during 2008 and 2009, Ball closed three facilities in Baldwinsville, New York, Watertown, Wisconsin, and Brampton, Ontario. The three plants’ operations have been consolidated into our other plastic packaging manufacturing facilities in the United States.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 9 percent of consolidated net sales in 2009, includes national defense, antenna and video technologies, civil and operational space and systems engineering solutions businesses. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. Contracts funded by the various agencies of the federal government represented 94 percent of segment sales in 2009.

Geopolitical events, shifting executive and legislative branch priorities, as well as funding shortfalls combined with increased competition for new business, have resulted in a decline in opportunities in areas matching our aerospace and technologies segment’s core capabilities in space hardware. Although we have seen declines in our space hardware opportunities, our traditional strength, we have seen growth in opportunities related to our information services and tactical components. The businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and Earth sciences, and defense and intelligence applications. Major contractual activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

Other hardware activities include target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and associated sensor cooling devices; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors. Additionally, the aerospace and technologies segment provides diversified technical services and products to government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space systems needs.

Backlog in the aerospace and technologies segment was $518 million and $597 million at December 31, 2009 and 2008, respectively, and consists of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2009 backlog includes $344 million expected to be recognized in revenues during 2010, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $261 million and $309 million at December 31, 2009 and 2008, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations.

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

Research and Development

Research and development (R&D) efforts in the North American packaging segments, as well as in the European metal beverage container business, are primarily directed toward packaging innovation, specifically the development of new features, sizes, shapes and types of containers, as well as new uses for existing containers. Other R&D efforts in these segments seek to improve manufacturing efficiencies. Our North American packaging R&D activities are primarily conducted in the Ball Technology & Innovation Center (BTIC) located in Westminster, Colorado. The European R&D activities are primarily conducted in a technical center located in Bonn, Germany.

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

Additional information regarding company research and development activity is contained in Note 1 to the consolidated financial statements within Item 8 of this report, as well as included in Item 2, “Properties.”

Sustainability and the Environment

Throughout our company’s history, we have focused on sustainability and the environment in all aspects of our businesses and recently have formalized our initiatives. We continue to make progress on the sustainability goals stated in the sustainability report we issued in June 2008. We have committed to formally report on the status of our sustainability efforts in 2010.

Key issues for our company include reducing our use of electricity and natural gas, reducing waste and increasing recycling at our facilities, analyzing and reducing our water consumption, reducing our existing volatile organic compounds and further improving safety performance in our facilities.

The 2008 recycling rate in the United States for aluminum cans was 54 percent, the highest recycling rate for any beverage container. Other 2008 U.S. recycling rates were 65 percent for steel cans, 27 percent for PET bottles and 11 percent for polypropylene bottles. According to the most recently published data, the aluminum can sheet we buy contains an average of 44 percent post consumer recycled content and the average post consumer recycled content for steel cans is 28 percent.

Recycling rates vary throughout Europe but average around 60 percent for aluminum and steel containers, which exceeds the European Union’s goal of 50 percent recycling for metals. Due in part to the intrinsic value of aluminum and steel, metal packaging recycling rates in Europe compare favorably to those of other packaging materials. Ball’s European operations help establish and financially support recycling initiatives in growing markets, such as Poland and Serbia, to educate consumers about the benefits of recycling aluminum and steel cans and to increase recycling rates. We have initiated a similar program in China to educate consumers in that market regarding the benefits of recycling.

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

Employee Relations

At the end of 2009, the company and its subsidiaries employed approximately 10,500 employees in the U.S. and 4,000 in other countries. An additional 1,100 people were employed in unconsolidated joint ventures in which Ball participates.

Approximately 40 percent of Ball's North American packaging plant employees are unionized and most of our European plant employees are union workers. Collective bargaining agreements with various unions in the U.S. have terms of three to five years and those in Europe have terms of one to two years. The agreements expire at regular intervals and are customarily renewed in the ordinary course after bargaining between union and company representatives. The company believes that its employee relations are good and that its safety, training, education, diversity and retention practices assist in enhancing employee satisfaction levels.

Where to Find More Information

Ball Corporation is subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). Reports and other information filed with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials and other items. The company also maintains a website at www.ball.com on which it provides a link to access Ball’s SEC reports free of charge.

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

There can be no assurance that the acquisition of certain AB InBev plants, or any other acquisition, will be successfully integrated into the acquiring company (see Note 3 to the consolidated financial statements within Item 8 of this report for details of the acquisition).

While we have what we believe to be well designed integration plans, if we cannot successfully integrate the acquired operations with those of Ball, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

●	demands on management related to the increase in our size after the acquisition;
●	the diversion of management’s attention from the management of existing operations to the integration of the acquired operations;
●	difficulties in the assimilation and retention of employees;
●
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

●	expenses related to any undisclosed or potential liabilities; and
●	retention of major customers and suppliers.

We may not be able to achieve potential synergies or maintain the levels of revenue, earnings or operating efficiency that each business had achieved or might achieve separately. The successful integration of the acquired operations will depend on our ability to manage those operations, realize revenue opportunities and, to some degree, eliminate redundant and excess costs.

The loss of a key customer, or a reduction in its requirements, could have a significant negative impact on our sales.

We sell a majority of our packaging products to relatively few major beverage, packaged food and household product companies, some of which operate in North America, South America, Europe and Asia.

Although the majority of our customer contracts are long-term, these contracts are terminable under certain circumstances, such as our failure to meet quality, volume or market pricing requirements. Because we depend on relatively few major customers, our business, financial condition or results of operations could be adversely affected by the loss of any of these customers, a reduction in the purchasing levels of these customers, a strike or work stoppage by a significant number of these customers' employees or an adverse change in the terms of the supply agreements with these customers.

The primary customers for our aerospace segment are U.S. government agencies or their prime contractors. Our contracts with these customers are subject to several risks, including funding cuts and delays, technical uncertainties, budget changes, competitive activity and changes in scope.

We face competitive risks from many sources that may negatively impact our profitability.

Competition within the packaging industry is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, service and quality. Some of our competitors may have greater financial, technical and marketing resources. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment may result in reductions in demand for our products, which, in turn, could increase these competitive pressures.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our metal packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and other food and beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the United States, the United Kingdom and the PRC. Certain of our aerospace products are also subject to competition from alternative solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

We have a narrow product range, and our business would suffer if usage of our products decreased.

For the 12 months ended December 31, 2009, 63 percent of our consolidated net sales were from the sale of metal beverage cans, and we expect to derive a significant portion of our future revenues and cash flows from the sale of metal beverage cans. Our business would suffer if the use of metal beverage cans decreased. Accordingly, broad acceptance by consumers of aluminum and steel cans for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to cans, or the demand for aluminum and steel cans does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Changes in laws and governmental regulations may adversely affect our business and operations.

We and our customers and suppliers are subject to various federal, state and provincial laws and regulations. Each of our, and their, plants is subject to federal, state, provincial and local licensing and regulation by health, environmental, workplace safety and other agencies. Requirements of governmental authorities with respect to manufacturing, product content and safety, climate change, workplace safety and health, and environmental and other standards could adversely affect our ability to manufacture or sell our products. In addition, we face risks arising from compliance with and enforcement of increasingly numerous and complex federal, state and provincial laws and regulations.

Our operations in the U.S. are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, family leave mandates and similar state laws that govern these and other employment law matters. The U.S. federal government has proposed sweeping changes to laws affecting the health care of all Americans, including our employees, as well as new or changing laws or regulations relating to union organizing rights and activities that may impact our operations and increase our cost of labor. Significant environmental legislation and regulatory changes are also being considered. The compliance costs associated with current and proposed laws and evolving regulations could be substantial, and any failure or alleged failure to comply with these laws or regulations could lead to litigation, all of which could adversely affect our financial condition or results of operations.

Our business, financial condition and results of operations are subject to risks resulting from increased international operations.

We derived approximately 30 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2009. This sizeable scope of international operations may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

We manage our exposure to foreign currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate, in order to attempt to mitigate the effect of foreign cash flow and earnings volatility associated with foreign exchange rate changes. We primarily use forward contracts and options to manage our foreign currency exposures and, as a result, we experience gains and losses on these derivative positions offset, in part, by the impact of currency fluctuations on existing assets and liabilities. Our inability to properly manage our exposure to currency fluctuations could materially impact our results.

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

Adverse weather and climate changes may result in lower sales.

We manufacture packaging products primarily for beverages and foods. Unseasonably cool weather can reduce demand for certain beverages packaged in our containers. In addition, poor weather conditions or changes in climate that reduce crop yields of fruits and vegetables can adversely affect demand for our food containers. Climate change could have various effects on the demand for our products in different regions around the world.

We are vulnerable to fluctuations in the supply and price of raw materials.

We purchase aluminum, steel, plastic resin and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and use derivative instruments to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. In North America and Europe, some contracts do not allow us to pass along increased raw material costs and we use derivative agreements to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed price contracts and derivative activities, while increasing raw material costs may not impact our near-term profitability, increased prices could decrease our sales volume over time.

Prolonged work stoppages at plants with union employees could jeopardize our financial position.

As of December 31, 2009, approximately 40 percent of our North American packaging plant employees and most of our packaging plant employees in Europe were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Potential legislation has been discussed in the United States, which may, if enacted, facilitate the ability of unions to unionize workers and to establish collective bargaining agreements with employers, including the company.

Our aerospace and technologies segment is subject to certain risks specific to that business, including those outlined below.

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

Our operations are subject to federal, state and local laws and regulations relating to environmental hazards, such as emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances. The U.S. Environmental Protection Agency has designated us, along with numerous other companies, as a potentially responsible party for the cleanup of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. There is increased focus on the regulation of greenhouse gas emissions and other environmental issues worldwide.

Net earnings and net worth could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2009. We are required annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our net earnings and net worth.

If the investments in Ball's pension plans do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses.

Ball maintains defined benefit pension plans covering substantially all of its North American and United Kingdom employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed income securities and, in the U.S., alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders' equity.

Restricted access to capital markets could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

On December 31, 2009, we had total debt of $2.6 billion and unused committed credit lines in excess of $600 million. A reduction of financial liquidity could have important consequences, including the following:

●	restrict our ability to fund working capital, capital expenditures, research and development expenditures and other business activities;
●	increase our vulnerability to general adverse economic and industry conditions, including the credit risks stemming from the economic environment;
●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
●	restrict us from making strategic acquisitions or exploiting business opportunities; and
●
limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets, pay cash dividends or refinance debt maturities.

In addition, more than one third of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

Changes in U.S. generally accepted accounting principles (U.S. GAAP) and Securities and Exchange Commission (SEC) rules and regulations, could materially impact our reported results.

U.S. GAAP and SEC accounting and reporting changes are common and have become more frequent and significant over the past few years. These changes could have significant effects on our reported results when compared to prior periods and may even require us to retrospectively adjust prior periods. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that analysts and credit rating agencies use to rate Ball. The material changes in net earnings and/or presentation of transactions could impact our credit rating and ultimately our ability to access the credit markets in an efficient manner.

The global credit, financial and economic environment could have a negative impact on our results of operations, financial position or cash flows.

The global credit, financial and economic environment could have significant negative effects on our operations, including, but not limited to, the following:

●	the creditworthiness of customers, suppliers and counterparties could deteriorate resulting in a financial loss or a disruption in our supply of raw materials;
●
volatile market performance could affect the fair value of our pension assets, potentially requiring us to make significant additional contributions to our defined benefit plans to maintain prescribed funding levels;

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

The offices of the company’s various North American packaging operations are located in Westminster, Colorado, and the offices for the European packaging operations are located in Ratingen, Germany. Also located in Westminster is the Ball Technology and Innovation Center, which serves as a research and development facility for our various North American packaging operations. The European Technical Center, which serves as a research and development facility for the European beverage can manufacturing operations, is located in Bonn, Germany.

Information regarding the approximate size of the manufacturing locations for significant packaging operations, which are owned or leased by the company, is set forth below. Facilities in the process of being constructed or shut down have been excluded from the list. Where certain locations include multiple facilities, the total approximate size for the location is noted. In addition to the facilities listed, the company leases other warehousing space.

Approximate
Floor Space in
Plant Location	Square Feet
Metal beverage packaging, Americas and Asia, manufacturing facilities:
Americas
Fairfield, California	358,000
Torrance, California	382,000
Golden, Colorado	509,000
Gainesville, Florida	88,000
Tampa, Florida	238,000
Rome, Georgia	386,000
Kapolei, Hawaii	132,000
Monticello, Indiana	356,000
Saratoga Springs, New York	290,000
Wallkill, New York	317,000
Reidsville, North Carolina	447,000
Columbus, Ohio	298,000
Findlay, Ohio (a)	733,000
Whitby, Ontario	205,000
Conroe, Texas	275,000
Fort Worth, Texas	322,000
Bristol, Virginia	245,000
Williamsburg, Virginia	400,000
Fort Atkinson, Wisconsin	250,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

Asia
Beijing, PRC	267,000
Hubei (Wuhan), PRC	237,000
Shenzhen, PRC	331,000
Taicang, PRC (leased)	81,000
Tianjin, PRC	47,000

Metal beverage packaging, Europe, manufacturing facilities:
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	283,000
Hermsdorf, Germany	290,000
Weissenthurm, Germany	331,000
Oss, Netherlands	231,000
Radomsko, Poland	311,000
Belgrade, Serbia	352,000
Deeside, United Kingdom	115,000
Rugby, United Kingdom	175,000
Wrexham, United Kingdom	222,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location	Square Feet
Metal food and household products packaging, Americas, manufacturing facilities:
North America
Springdale, Arkansas	366,000
Richmond, British Columbia	198,000
Oakdale, California	573,000
Danville, Illinois	118,000
Elgin, Illinois (including leased warehouse space)	637,000
Baltimore, Maryland (including leased warehouse space)	241,000
Columbus, Ohio	305,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	162,000
Chestnut Hill, Tennessee	347,000
Weirton, West Virginia (leased)	332,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Buenos Aires, Argentina (leased)	34,000
San Luis, Argentina	32,000

Plastic packaging, Americas, manufacturing facilities (all North America):
Chino, California (leased)	729,000
Batavia, Illinois	404,000
Ames, Iowa (including leased warehouse space)	830,000
Delran, New Jersey (including leased warehouse space)	892,000
Bellevue, Ohio	390,000

(a)	Includes both metal beverage container and metal food container manufacturing operations.

In addition to the consolidated manufacturing facilities, the company has ownership interests of 50 percent or less in packaging affiliates located primarily in the U.S., PRC and Brazil, which affiliates own or lease manufacturing facilities in each of those countries.

Item 3.	Legal Proceedings

We are subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; workplace safety; and environmental and other matters. We also have been identified as a potentially responsible party at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. Some of these lawsuits, claims and proceedings involve substantial amounts, as described below, and some of our environmental proceedings involve potential monetary costs or sanctions that may exceed $100,000. We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings. We carry various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings. We do not believe that these lawsuits, claims and proceedings are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our liquidity, results of operations or financial condition of the company.

On or about February 19, 2010, the company’s Canadian subsidiary, Ball Packaging Products Canada Corp. (Ball Canada), was advised by the Ontario Ministry of the Environment (the Ministry) that the Ministry would post, for public comment, a proposed Order under the Environmental Protection Act. The proposed Order would require Ball Canada to remediate areas which were allegedly contaminated by its predecessor company, Marathon Paper Mills of Canada Limited, and certain successors (Marathon). Those companies operated a paper mill on the north shore of Lake Superior for many years until it was sold to James River Company in 1983. Ball Canada is investigating whether the allegations in the proposed Order are correct and, if so, whether or not it has any liability or any recourse against other parties, including any former or subsequent owners or other parties associated with the paper mill. Subject to the results of such investigation, the company does not believe this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, the company is investigating potential violations of the Foreign Corrupt Practices Act in Argentina, which came to our attention on or about October 15, 2007. The Department of Justice and the SEC were also made aware of this matter, on or about the same date. The Department of Justice has informed us that it has completed its investigation and will not bring charges; the SEC’s investigation continues. Based on our investigation to date, we do not believe this matter involved senior management or management or other employees who have significant roles in internal control over financial reporting.

As previously reported, on October 6, 2005, Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. On September 8, 2009, the District Court granted Ball’s motion for summary judgment holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. On October 7, 2009, Crown filed its Notice of Appeal seeking to overturn the Trial Court’s decision. Briefing is currently stayed pending the outcome in the appeal of a case in which the written description requirement is under en banc review. Once the decision in that case is issued, briefing will begin. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

In July 1992 the company entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Waste Management, Inc., has agreed to guarantee the obligations of Waste Management. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes that may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered, which could add an additional cleanup cost of approximately $10 million. This additional cleanup cost could, in turn, add approximately $1 million to total site costs for the PRP group.

At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the security holders during the fourth quarter of 2009.

Part II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange and the Chicago Stock Exchange. There were 5,563 common shareholders of record on January 31, 2010.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2009.

Purchases of Securities
	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

September 28 to October 25, 2009	10,559	$50.04	10,559	6,930,737
October 26 to November 22, 2009	143,786	$50.06	143,786	6,786,951
November 23 to December 31, 2009	113,126	$49.93	113,126	6,673,825
Total	267,471	$50.01	267,471

(a)	Includes open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized for repurchase from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Quarterly Stock Prices and Dividends

Quarterly prices for the company's common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2009 and 2008 (on a calendar quarter basis) were:

	2009				2008
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$52.46	$52.17	$45.49	$44.45	$42.49	$53.44	$56.20	$47.02
Low	48.16	44.64	37.30	36.50	27.37	38.37	45.79	40.23
Dividends per share	0.10	0.10	0.10	0.10	0.10	0.10	0.10	0.10

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2009. It assumes $100 was invested on December 31, 2004, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

Total Return Analysis	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Ball Corporation	100.00	91.22	101.13	105.22	98.13	123.11
DJ Containers & Packaging Index	100.00	99.37	111.38	118.87	74.53	104.68
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

Copyright© 2010 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
Copyright© 2010 Dow Jones & Company. All rights reserved.

Item 6.	Selected Financial Data

Five-Year Review of Selected Financial Data
Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2009	2008	2007	2006	2005

Net sales	$7,345.3	$7,561.5	$7,475.3	$6,621.5	$5,751.2
Legal settlement (1)	–	–	(85.6)	–	–
Total net sales	$7,345.3	$7,561.5	$7,389.7	$6,621.5	$5,751.2

Net earnings attributable to Ball Corporation (1)	$387.9	$319.5	$281.3	$329.6	$272.1
Return on average common shareholders’ equity	29.1%	26.3%	22.4%	32.7%	27.9%

Basic earnings per share (1)	$4.14	$3.33	$2.78	$3.19	$2.52
Weighted average common shares outstanding (000s)	93,786	95,857	101,186	103,338	107,758

Diluted earnings per share (1)	$4.08	$3.29	$2.74	$3.14	$2.48
Diluted weighted average common shares outstanding (000s)	94,989	97,019	102,760	104,951	109,732

Property, plant and equipment additions (2)	$187.1	$306.9	$308.5	$279.6	$291.7
Depreciation and amortization	$285.2	$297.4	$281.0	$252.6	$213.5
Total assets	$6,488.3	$6,368.7	$6,020.6	$5,840.9	$4,361.5
Total interest bearing debt and capital lease obligations	$2,596.2	$2,410.1	$2,358.6	$2,451.7	$1,589.7
Ball Corporation common shareholders’ equity	$1,581.3	$1,085.8	$1,342.5	$1,165.4	$853.4
Market capitalization (3)	$4,860.9	$3,898.3	$4,510.1	$4,540.4	$4,138.8
Net debt to market capitalization (3)	49.1%	58.6%	48.9%	50.7%	36.9%
Cash dividends per share	$0.40	$0.40	$0.40	$0.40	$0.40
Book value per share	$16.82	$11.58	$13.39	$11.19	$8.19
Market value per share	$51.70	$41.59	$45.00	$43.60	$39.72
Annual return (loss) to common shareholders (4)	25.5%	(6.7)%	4.0%	10.9%	(8.8)%
Working capital	$494.7	$302.9	$329.8	$307.0	$67.9
Current ratio	1.35	1.16	1.22	1.21	1.06

(1)
Includes business consolidation activities and other items affecting comparability between years. Additional details about the 2009, 2008 and 2007 items are available in Notes 3, 4, 5, 6, and 7 to the consolidated financial statements within Item 8 of this report.

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

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to makes estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball” or “the company” or “we” or “our” in the following discussion and analysis.

OVERVIEW

Business Overview

Ball Corporation is one of the world’s leading suppliers of metal and plastic packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also provide aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products primarily to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC) and Argentina, as do our equity joint ventures in Brazil, the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships generally mitigate the risk of customer loss. We are also subject to exposure from inflation and the rising costs of raw materials, as well as other inputs into our direct costs. We reduce our risk to these exposures either by fixing our material costs through derivative contracts or by including provisions in our sales contracts to recover the increases from our customers.

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products and expanding volumes. Over the past two years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our operations.

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

While the North American beverage container manufacturing industry is relatively mature, the European, PRC and Brazilian beverage can markets are growing and are expected to continue to grow in the medium to long term. While we are able to capitalize on this growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion, we have put on hold various projects, including the completion of the construction of a plant in Poland, due to the current world-wide economic environment. However, we continue to believe that Central and Eastern Europe will be an area of growth once the economy recovers. Our Brazilian joint venture has completed the construction of a metal beverage container plant near Rio de Janeiro and has added further can capacity in the existing Jacarei can plant. These Brazilian expansion efforts are owned by Ball’s unconsolidated 50-percent-owned joint venture, Latapack-Ball Embalagens, Ltda., and the expansion was funded by cash flows from operations and incurrence of debt by the joint venture.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of this report.

The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. It is possible that federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance. We expect that the delay of certain program awards, as well as federal budget considerations, will have an unfavorable impact on this segment in 2010, and we are continuing to take steps to adjust our resources accordingly.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. Our present contract mix consists of approximately two-thirds cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately 20 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. Failure to be awarded certain key contracts could further adversely affect segment performance in 2010 compared to 2009.

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

Management Performance Measures

Management uses various measures to evaluate company performance such as earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities; free cash flow (generally defined by the company as cash flow from operating activities less additions to property, plant and equipment); and economic value added (net operating earnings after tax, as defined by the company, less a capital charge on net operating assets employed). These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on dispositions. Nonfinancial measures in the packaging segments include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

We recognize that attracting, developing and retaining highly talented employees are essential to the success of Ball and, because of that, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk through economic value added performance and various long-term and stock compensation plans. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball stock.

RESULTS OF OPERATIONS

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

Metal Beverage Packaging, Americas and Asia

($ in millions)	2009	2008	2007

Net sales	$2,888.8	$2,989.5	$3,098.1
Legal settlement (a)	–	–	(85.6)
Total net sales	$2,888.8	$2,989.5	$3,012.5

Segment earnings	$296.0	$284.1	$326.4
Legal settlement (a)	–	–	(85.6)
Business consolidation costs (a)	(6.8)	(40.6)	–
Total segment earnings	$289.2	$243.5	$240.8

(a)	Further details of these items are included in Notes 5 and 6 to the consolidated financial statements within Item 8 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Puerto Rico (through fiscal year 2008) and the PRC, which manufacture metal container products used in beverage packaging as well as non-beverage plastic containers manufactured and sold mainly in the PRC. This segment accounted for 39 percent of consolidated net sales in 2009 (40 percent in 2008 and 41 percent in 2007, including the impact of the $85.6 million legal settlement discussed below).

Net sales were 3 percent lower in 2009 than in 2008, primarily as a result of the impact of lower aluminum prices partially offset by a 2 percent increase in sales volumes. The higher sales volumes in 2009 were the result of incremental volumes from the four plants purchased from Anheuser-Busch InBev n.v./s.a. (AB InBev) on October 1 (discussed further below), partially offset by lower sales volumes and plant closures in the existing business. Excluding the effect of the legal settlement, sales were 4 percent lower in 2008 than in 2007, primarily as a result of 2008 decreases in North American sales volumes of approximately 5 percent. The decrease was due primarily to lower unit volume sales to carbonated soft drink customers, consistent with the industry, and lost beer sales volumes on the discontinuance of a contract that did not provide sufficient profitability. This decrease was partially offset by sales volume increases in the PRC of 14 percent during 2008.

Based on publicly available information, we estimate that our shipments of metal beverage containers in 2009 were approximately 31 percent of total U.S. and Canadian shipments and 22 percent of total PRC shipments. We continue to focus efforts on the growing custom beverage can business, which includes cans of different shapes, diameters and fill volumes, and cans with added functional attributes for new products and product line extensions.

In 2007 a customer asserted various claims against the company, primarily related to the pricing of the aluminum component of the containers supplied by a subsidiary, and on October 4, 2007, the dispute was settled in mediation. The customer received $85.6 million ($51.8 million after tax) to settle the dispute, and Ball retained all of the customer’s beverage can and end supply through 2015. Ball made a one-time payment of $70.3 million ($42.5 million after tax) in January 2008 with the remainder of the settlement to be recovered over the life of the supply contract.

Excluding the business consolidation charges, segment earnings in 2009 were higher than in 2008 due to $12 million of earnings contribution from the four acquired plants, approximately $21 million of savings associated with the plant closures discussed below and $3 million of margin growth in Asia. Partially offsetting these favorable impacts were lower carbonated soft drink and beer can sales volumes (excluding the newly acquired plants) and $25 million related to higher cost inventories in the first half of 2009. Excluding the business consolidation charge in 2008 and the legal settlement in 2007, earnings in 2008 were lower than in 2007 by 13 percent, primarily due to raw material inventory gains of $52 million realized in 2007, which did not recur in 2008. Earnings in 2008 were also negatively impacted by lower North American sales volumes, which were partially offset by the higher sales volumes in the PRC.

On October 1, 2009, the company acquired three of Anheuser-Busch InBev n.v./s.a.’s (AB InBev) metal beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for $574.7 million in cash. The acquired plants produce approximately 10 billion aluminum beverage containers and 10 billion beverage can ends annually, more than two-thirds of which are produced for leading soft drink companies and the rest for AB InBev. The plants’ operations were included in Ball’s results beginning October 1, 2009, which amounted to $160 million of net sales and $12 million of segment earnings from that date through December 31, 2009. The facilities acquired employ approximately 635 people. The acquired plants will enhance the segment’s ability to better serve its customers.

On November 9, 2009, the company announced its agreement to acquire Guangdong Jianlibao Group Co., Ltd’s (Jianlibao) 65-percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC. Ball has owned 35 percent of the joint venture plant since 1992. Ball will acquire the plant and related net assets for approximately $90 million in cash and assumed debt and will also enter into a long-term supply agreement with Jianlibao. The transaction is expected to close in 2010, subject to customary regulatory approvals.

We are actively pursuing improved profitability through better asset utilization and cost optimization throughout the segment. We are also committed to improving margins on this portion of our business through better commercial terms. We continue to focus efforts on the custom beverage can business, specifically on cans of different shapes, diameters and fill volumes and by developing cans with added functional attributes (such as resealability) and through product line extensions.

As part of our efforts to improve profitability, we undertook various actions in 2009 and 2008 including the reduction of headcount in our metal beverage packaging business and the closures of our Guayama, Puerto Rico; Kansas City, Missouri; and Kent, Washington, metal beverage container plants.

Metal Beverage Packaging, Europe

($ in millions)	2009	2008	2007

Net sales	$1,739.5	$1,868.7	$1,653.6
Segment earnings	214.8	230.9	228.9

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Europe. Ball Packaging Europe, which represents an estimated 32 percent of total European metal beverage container shipments in 2009 (excluding Russia), has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia, and is the second largest metal beverage container business in Europe.

This segment accounted for 24 percent of consolidated net sales in 2009 (25 percent in 2008 and 22 percent in 2007). Segment sales in 2009 as compared to 2008 were 7 percent lower due to the translation impact of the euro to the U.S. dollar, partially offset by better commercial terms. Sales volumes in 2009 were essentially flat compared to those in the prior year. Segment sales in 2008 were 13 percent higher than in 2007, due largely to higher sales volumes of approximately 8 percent, consistent with overall market growth, higher sales prices and foreign currency gains of 8 percent on the strength of the euro. These positive impacts were offset by certain small unfavorable cost changes, including product mix changes towards smaller containers.

While 2009 sales volumes were consistent with the prior year, the adverse effects of foreign currency translation, both within Europe and on the conversion of the euro to the U.S. dollar, reduced segment earnings by $8 million. Also contributing to lower segment earnings were higher cost inventory carried into 2009 and a change in sales mix, partially offset by better commercial terms in some of our contracts. Earnings in 2008 were positively impacted by an increase in net margins of approximately $55 million due to the combined impact of the increased sales volumes and price recovery initiatives, which exceeded the negative impact from product mix, as well as approximately $20 million related to a stronger euro. These improvements were partially offset by approximately $36 million of higher other costs including a negative foreign exchange impact from the conversion of the British pound to the euro and $35 million for business interruption recoveries in 2007 that were not repeated in 2008 (for further details see below).

In April 2006, a fire in the metal beverage can plant in Hassloch, Germany, damaged a significant portion of the building and machinery and equipment. In 2007 the company recorded €37.6 million ($48.6 million) for insurance proceeds, which were based on replacement cost, and €27.2 million ($35.1 million) in cost of sales for insurance recoveries related to business interruption costs.

Metal Food and Household Products Packaging, Americas

($ in millions)	2009	2008	2007

Net sales	$1,392.9	$1,221.4	$1,183.4

Segment earnings	$130.8	$68.1	$36.2
Business consolidation costs (a)	(2.6)	1.6	(44.2)
Total segment earnings	$128.2	$69.7	$(8.0)

(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 8 of this report.

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina and includes the manufacture and sale of metal food cans, aerosol cans, paint cans, general line cans and decorative specialty cans. Segment sales were 19 percent of consolidated net sales in 2009 (16 percent in both 2008 and 2007). Segment sales in 2009 increased 14 percent over 2008 due to higher selling prices driven by higher raw material costs beginning in 2009, which were partially offset by an 11 percent decrease in sales volume caused by the effects of the economic recession and Ball’s decision to not pursue low margin business. We estimate our 2009 shipments accounted for approximately 18 percent and 45 percent of total annual U.S. and Canadian steel food container and steel aerosol container shipments, respectively. Segment sales in 2008 increased 3 percent compared to 2007 mostly due to higher selling prices offset by an approximate 3 percent decrease in sales volumes primarily as a result of decisions by management to discontinue low margin business, which led to the announced closure of our Commerce, California, and Tallapoosa, Georgia, facilities in 2007.

Excluding the business consolidation activities for each period, earnings in 2009 were 92 percent higher than in 2008 due primarily to the increased sales prices mentioned above coupled with $44 million of lower cost inventory carried into 2009 and $22 million of improvements in manufacturing performance, partially offset by the lower sales volumes and a settlement gain of $7 million in 2008 not recurring in 2009. The 88 percent higher earnings in 2008 compared to 2007 were largely related to improved pricing, better manufacturing performance and the $7 million settlement gain, partially offset by the negative impact of 3 percent lower sales volumes in 2008.

As part of our efforts to improve profitability in this segment and to better align supply with customer demand, we announced plans in October 2007 to close aerosol manufacturing plants in Tallapoosa, Georgia, and Commerce, California. The Commerce plant was closed in 2008, and the Tallapoosa plant was closed in the first quarter of 2009. The cash costs of these actions are expected to be offset by proceeds on asset dispositions and tax recoveries.

Plastic Packaging, Americas

($ in millions)	2009	2008	2007

Net sales	$634.9	$735.4	$752.4

Segment earnings	$16.3	$15.8	$26.3
Business consolidation costs (a)	(23.8)	(8.3)	(0.4)
Gain on disposition (a)	4.3	–	–
Total segment earnings	$(3.2)	$7.5	$25.9

(a)	Further details of these items are included in Notes 4 and 6 to the consolidated financial statements within Item 8 of this report.

The plastic packaging, Americas, segment consists of operations located in the U.S. (and Canada through most of the third quarter of 2008), which manufacture PET and polypropylene plastic container products used mainly in beverage and food packaging, as well as polypropylene containers for household product applications.

On October 23, 2009, the company announced the sale of its plastic pail assets to BWAY Corporation for approximately $32 million. The transaction involved the sale of a plastic pail manufacturing plant in Newnan, Georgia, which Ball acquired in 2006 as part of its purchase of U.S. Can Corporation, and associated contracts. The plant produces injection molded plastic pails and drums for products such as building materials and pool chemicals. The associated after-tax loss was insignificant.

This segment accounted for 9 percent of consolidated net sales in 2009 (9 percent in 2008 and 10 percent in 2007). Segment sales in 2009 were down 14 percent from sales in 2008 despite an increase in conversion sales prices. An 11 percent decline in bottle sales volumes and a 15 percent reduction in preform sales volumes were the primary reasons for lower sales compared to 2008. Other factors contributing to lower 2009 sales included resin price reductions and the previously mentioned disposition of the plastic pail assets. Segment sales in 2008 decreased 2 percent compared to 2007 due to a decrease of approximately 9 percent in sales volumes offset by higher raw material cost increases passed through to customers during 2008. The volume losses over the three-year period included decreases in carbonated soft drink and water bottle sales due, in part, to lower convenience store sales by our customers. The volume losses were partially offset by higher sales in specialty business markets, which include custom hot-fill, alcohol, food and juice drinks. Reduced preform sales also contributed to the sales decreases over the three years due, in part, to the bankruptcy filing of a preform customer in the second quarter of 2008.

Excluding business consolidation charges and the pretax gain on sale of the plastic pail assets, segment earnings in 2009 were slightly higher than in 2008, primarily due to higher selling prices and improved operating performance, including benefits from a plant closure in the third quarter of 2008 and plant closures in the third quarter of 2009, offset by lower sales volumes. Segment earnings in 2008 were lower than in 2007 by approximately 40 percent primarily due to the previously mentioned volume losses and a $1.8 million charge due to a customer bankruptcy filing during the second quarter of 2008. In view of the low PET margins, we continue to focus our efforts on price and margin recovery initiatives, as well as PET development efforts in the custom hot-fill, beer, wine, flavored alcoholic beverage and specialty container markets. In the polypropylene plastic container arena, development efforts are primarily focused on custom packaging markets.

We estimate our 2009 shipments of PET plastic bottles to be approximately 8 percent of total U.S. and Canadian PET container shipments. In addition, the plastic packaging, Americas, segment shipped approximately 625 million polypropylene food and specialty containers during 2009.

To improve cost performance and gain efficiencies, in the third quarter of 2009 we closed PET plastic packaging manufacturing plants in Watertown, Wisconsin, and Baldwinsville, New York. A plastic packaging manufacturing plant in Brampton, Ontario, was closed in the third quarter of 2008.

Aerospace and Technologies

($ in millions)	2009	2008	2007

Net sales	$689.2	$746.5	$787.8

Segment earnings	$61.4	$76.2	$64.6
Gain on disposition (a)	–	7.1	–
Total segment earnings	$61.4	$83.3	$64.6

(a)	Further details of this item are included in Note 4 to the consolidated financial statements within Item 8 of this report.

Aerospace and technologies segment sales represented 9 percent of consolidated net sales in 2009 (10 percent in 2008 and 11 percent in 2007).  Segment sales in 2009 were 8 percent lower than in 2008, driven by the delivery of several large spacecraft. Segment sales in 2008 were 5 percent lower as compared to 2007 as a result of a combination of large programs nearing completion, program terminations, delays in program awards and government funding constraints. The reductions were partially offset by new program starts and increased scope on previously awarded contracts.

Some of the segment’s high-profile contracts include: the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Space-Based Space Surveillance System, which will detect and track space objects such as satellites and orbital debris; NPOESS, the next-generation satellite weather monitoring system; and a number of antennas for the Joint Strike Fighter. During 2009, we shipped several large instruments/spacecraft including Kepler (January ship, March launch), WorldView 2 (August ship, October launch), WISE (August ship, December launch) and participated in the latest Hubble servicing mission in May. This segment is also supporting the replacement of the current space shuttle program.

Excluding the gain on the sale of an Australian subsidiary (BSG) in 2008, earnings in 2009 were down 19 percent compared to 2008, primarily attributable to the winding down of several large programs and overall reduced program activity. Excluding the sale of BSG, segment earnings in 2008 were up 18 percent in comparison to 2007. Earnings improved in 2008 as the sales volume decline described above was more than offset by improved margins on contracts due to improvements in program execution, risk retirement on several fixed price programs, as well as a reduction of unreimbursable pension and benefit expenses.

On February 15, 2008, Ball completed the sale of its shares in BSG to QinetiQ Pty Ltd for approximately $10.5 million, including cash sold of $1.8 million. The subsidiary provided services to the Australian department of defense and related government agencies. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 94 percent of segment sales in 2009, 91 percent in 2008 and 84 percent in 2007. Contracted backlog for the aerospace and technologies segment at December 31, 2009 and 2008, was $518 million and $597 million, respectively.

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

Undistributed Corporate Expenses, Net

Included in undistributed corporate expenses for 2009 was a $34.8 million gain ($30.7 million after tax) on the sale of a portion of our investment in DigitalGlobe, a provider of commercial high resolution earth imagery products and services, in conjunction with DigitalGlobe’s initial public offering. The sale generated proceeds of $37.0 million in the second quarter of 2009. Also included in 2009 was a charge of $11.1 million ($6.7 million after tax) for transaction costs associated with the AB InBev acquisition, which, in accordance with recent changes to the guidance related to accounting for business combinations, are required to be expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the consolidated statement of earnings. Undistributed corporate expenses in 2008 included $11.5 million for mark-to-market losses related to aluminum derivative instruments that were largely recovered in 2009 through customer contract arrangements.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $328.6 million, $288.2 million and $323.7 million for 2009, 2008 and 2007, respectively. The increases in SG&A expenses in 2009 compared to 2008 were the result of approximately $31 million of higher employee compensation costs, including incentive compensation costs, and higher stock-based compensation costs, including mark-to-market adjustments for the company’s deferred compensation stock plans; $13 million of gains in 2008 not recurring in 2009, including a $7 million claim settlement and $7 million of death benefit insurance proceeds; and $8 million of unfavorable foreign currency exchange impacts. These were offset by net favorable decreased costs of $12 million, including lower receivables securitization fees, legal expenses and research and development costs.

The decreases in SG&A expenses in 2008 compared to 2007 were due to approximately $8 million of lower general and administrative costs as a result of the sale in February 2008 of BSG, lower aerospace research and development costs and bid and proposal costs of $4 million, life insurance death benefits of $7 million, the settlement of a claim for $7 million, the favorable net year-over-year change in foreign currency hedges and exchange impacts of $13 million, and other miscellaneous net cost reductions.

Interest and Taxes

Consolidated interest expense was $117.2 million in 2009, $137.7 million in 2008 and $149.4 million in 2007. The lower expense in 2009 was primarily due to lower interest rates on floating rate debt, partially offset by additional interest associated with the issuance of $700 million of new senior notes in August 2009. The reduced expense in 2008 compared to 2007 was primarily due to lower interest rates on floating rate debt, as U.S. and European Central Banks cut interest rates amid the global financial crisis.

Based on current estimates, the 2010 effective income tax rate is expected to be approximately 33 percent. Ball’s consolidated effective income tax rate for 2009 was 30.3 percent compared to 32.6 percent in 2008 and 26.3 percent in 2007. The lower tax rate in 2009 as compared to 2008 was primarily due to a $4 million net increase in tax benefits as a result of a foreign tax settlement, legislative changes and a release of a valuation allowance for a net operating loss carryforward; a $6 million tax benefit from the sale of shares in a stock investment and other assets due to a higher tax basis and a favorable change of $11 million in the provision for uncertain tax positions due to tax settlements in several foreign jurisdictions. These benefits were offset somewhat by an increase due to the change in our earnings mix to higher taxed jurisdictions, lower research and development tax credits and a decrease in the benefit of lower tax rates in foreign tax jurisdictions coupled with increased withholding taxes.

The lower tax rate in 2007 as compared to 2008 was primarily the result of earnings mix (higher foreign earnings taxed at lower rates) and net tax benefit adjustments of $17 million recorded in 2007. Additionally, the inability to fully use Canadian net operating losses on plant closures in 2008 contributed to a higher effective tax rate. The 2008 rate was partially reduced by a $4.5 million tax benefit recognized during the third quarter of 2008 for an enacted tax law change in the United Kingdom, which was offset by the impact of nondeductible losses in the cash surrender value of certain company-owned life insurance plans. The $17 million net reduction in the 2007 tax provision was primarily a result of enacted income tax rate reductions in Germany and the United Kingdom and a tax loss related to the company’s Canadian operations, which were offset by an increase in the tax provision for uncertain tax positions in 2007 to adjust for the final settlement negotiations concluded with the Internal Revenue Service (IRS) related to a company-owned life insurance plan (discussed below).

During 2007 the company concluded final settlement negotiations with the IRS on the deductibility of interest expense on incurred loans from a company-owned life insurance plan. An additional accrual of $7.0 million was made in the third quarter of 2007 to adjust the accrued liability to the final settlement of $18.4 million, including interest, for the years 2000 through 2006. This settlement included agreement on the prospective treatment of interest deductibility on the policy loans, which has not had a significant impact on earnings per share, cash flow or liquidity. Further details are available in Note 16 to the consolidated financial statements within Item 8 of this report.

Results of Equity Affiliates

Equity in the earnings of affiliates is primarily attributable to our 50 percent ownership in packaging investments in the U.S. and Brazil. Earnings were $13.8 million in 2009, $14.5 million in 2008 and $12.9 million in 2007.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements within Item 8 of this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Liquidity

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. We had in excess of $600 million of available funds under committed multi-currency revolving credit facilities at December 31, 2009.

Cash flows provided by operations were $559.7 million in 2009 compared to $627.6 million in 2008 and $673 million in 2007. Lower operating cash flows in 2009 compared to 2008 were the result of working capital increases and higher pension funding and income tax payments during the year. The reduction in 2008 as compared to 2007 was primarily due to the payment of approximately $70 million in January 2008 of a legal settlement to a customer. This reduction was partially offset by the net impact of increases in net earnings and depreciation, lower tax payments, lower pension contributions and a net increase in working capital during the year.

Financial Instrument Collateral

In our worldwide beverage can business, we use financial derivative contracts as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of this report to manage certain future aluminum price volatility for our customers. As these derivative contracts are matched to customer sales contracts, they have little or no economic impact on our earnings. Our agreements with our financial counterparties require us to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels.  Additionally, Ball has similar collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the collateral postings are shown within the investing section of our consolidated statements of cash flows. At December 31, 2009, Ball had $14.2 million of cash posted as collateral, which was offset by cash collateral receipts from customers of $14.2 million. At December 31, 2008, Ball had $229.5 million of cash posted as collateral and had received $124.0 million of cash from customers for a net amount of $105.5 million.

Management Performance Measures

The following financial measurements are on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 8 of this report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 8 of this report.

Free Cash Flow

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) to plan stock buyback levels, (3) to evaluate strategic investments and (4) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. generally accepted accounting principles, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less additions to property, plant and equipment (capital spending). Free cash flow is typically derived directly from the company’s cash flow statements; however, it may be adjusted for items that affect comparability between periods. In 2007 we adjusted free cash flow to reflect our decision to contribute an additional $44.5 million ($27.3 million after tax) to our pension plans and to include the property insurance proceeds used to fund the replacement of the fire-damaged assets in our Hassloch, Germany, plant.

Based on the above definition, our consolidated free cash flow is summarized as follows:

($ in millions)	2009	2008	2007

Cash flows from operating activities	$559.7	$627.6	$673.0
Capital spending	(187.1)	(306.9)	(308.5)
Proceeds for replacement of fire-damaged assets	–	–	48.6
Incremental pension funding, net of tax	–	–	27.3
Free cash flow	$372.6	$320.7	$440.4

There were no reconciling items to cash flows from investing or financing activities as reported in the consolidated statements of cash flows within Item 8 of this report.

Based on information currently available, we estimate cash flows from operating activities for 2010 to be approximately $735 million, capital spending to be approximately $235 million and free cash flow to be in the $500 million range. These estimates do not reflect that, under new accounting guidance effective January 1, 2010, our accounts receivable securitization program will likely be recorded on our consolidated balance sheet and the related activity shown in our consolidated cash flow statement as a financing activity rather than as an operating activity. In 2010 we intend to allocate our operating cash flow to reducing our debt and growing our cash balances while increasing our stock repurchases and covering our capital spending programs.

EBIT and EBITDA

Management internally uses adjusted earnings before interest and taxes (adjusted EBIT) and adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) to evaluate the company's performance. EBIT and EBITDA are typically derived directly from the company’s consolidated statement of earnings; however, they may be adjusted for items that affect comparability between periods. Management also uses interest coverage and net debt to adjusted EBITDA ratios as metrics to monitor our credit quality.

Based on the above definitions, our calculation of adjusted EBIT, adjusted EBITDA, interest coverage ratio and net debt to adjusted EBITDA ratio are summarized below:

($ in millions, except ratios)	2009		2008		2007

Net earnings	$388.4		$319.9		$281.7
Add interest expense	117.2		137.7		149.4
Add tax provision	162.8		147.4		95.7
Less equity in results of affiliates	(13.8)		(14.5)		(12.9)
Earnings before interest and taxes (EBIT)	654.6		590.5		513.9
Add business consolidation and other activities	44.5		52.1		44.6
Less gain on dispositions	(39.1)		(7.1)		–
Add legal settlement	–		–		85.6
Adjusted EBIT	660.0		635.5		644.1
Add depreciation and amortization	285.2		297.4		281.0
Adjusted EBITDA	$945.2		$932.9		$925.1

Interest expense	$117.2		$137.7		$149.4

Total debt at December 31	$2,596.2		$2,410.1		$2,358.6
Less cash	(210.6)		(127.4)		(151.6)
Net Debt	$2,385.6		$2,282.7		$2,207.0

Adjusted EBIT/Interest coverage	5.6	x	4.6	x	4.3	x
Net Debt/Adjusted EBITDA	2.5	x	2.4	x	2.4	x

Debt Facilities and Refinancing

Interest-bearing debt at December 31, 2009, increased $186.1 million to $2.6 billion from $2.4 billion at December 31, 2008. The relatively small debt increase from 2008 was achieved despite our issuance of $700 million of new senior notes on August 20, 2009.

At December 31, 2009, $663 million was available under our multi-currency revolving credit facilities. These committed credit facilities are available until October 2011. We also had $305 million of short-term uncommitted credit facilities available at the end of the year, on which $63.5 million was outstanding.

Given our free cash flow projections and unused credit facilities that are available until October 2011, our liquidity is strong and is expected to meet our ongoing operating cash flow and debt service requirements. While the recent financial and economic conditions have raised concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

The financial and economic environment has exacerbated liquidity and credit risks with some of our customers and suppliers. In October 2008, we advanced interest-bearing funding of $22 million in support of one of our key suppliers, which advance is secured by accounts receivable and inventory. At December 31, 2009, the amount advanced was included in accounts receivable in our consolidated balance sheet included within Item 8 of this report.

We were in compliance with all loan agreements at December 31, 2009, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about our debt and receivables sales agreements are available in Notes 15 and 8, respectively, accompanying the consolidated financial statements within Item 8 of this report.

Accounts Receivable Securitization

We have a receivables sales agreement that provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. The agreement qualifies as off-balance sheet financing under accounting guidance in effect through December 31, 2009. Net funds received from the sale of the accounts receivable totaled $250 million at both December 31, 2009 and 2008 and are reflected as a reduction of accounts receivable in the consolidated balance sheets. Under new accounting guidance that will be effective as of January 1, 2010, it is likely that the sold accounts receivable will remain on our consolidated balance sheet, resulting in a corresponding increase in debt. This will create a one-time reduction in cash flows from operating activities in 2010 and an offsetting one-time increase in cash flows from financing activities.

Other Liquidity Items

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2009, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$2,547.3	$248.8	$1,142.4	$0.6	$1,155.5
Interest payments on long-term debt (b)	771.3	125.3	232.9	161.1	252.0
Operating leases	152.4	43.1	56.6	30.2	22.5
Purchase obligations (c)	4,198.1	1,969.8	1,943.2	262.1	23.0
Total payments on contractual obligations	$7,669.1	$2,387.0	$3,375.1	$454.0	$1,453.0

(a)	Amounts reported in local currencies have been translated at the year-end 2009 exchange rates.
(b)	For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of hedging instruments.
(c)
The company’s purchase obligations include contracted amounts for aluminum, steel, plastic resin and other direct materials. Also included are commitments for purchases of natural gas and electricity, aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may or may not result in penalties and, therefore, actual payments could vary significantly.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $55 million in 2010. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $78 million, $80 million, $83 million, $87 million and $91 million for the years ending December 31, 2010 through 2014, respectively, and a total of $520 million for the years 2015 through 2019. Payments to participants in the unfunded German plans are expected to be approximately $24 million to $25 million in each of the years 2010 through 2014 and a total of $113 million for the years 2015 through 2019.

For the U.S. pension plans in 2010, we intend to maintain our current return on asset assumption of 8.25 percent and to change our discount rate assumption to 6.00 percent (from 6.25 percent in 2009). Based on these assumptions, U.S. pension expense for 2010 is anticipated to increase approximately $5 million compared to 2009 expense of $48.1 million, most of which will be included in cost of sales. Pension expense in Europe and Canada combined is expected to be higher than the 2009 expense of $25.8 million by approximately $2 million. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $2.7 million increase in the 2010 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $3.2 million of additional pension expense in 2010. Additional information regarding the company’s pension plans is provided in Note 17 accompanying the consolidated financial statements within Item 8 of this report.

Annual cash dividends paid on common stock were 40 cents per share in 2009, 2008 and 2007. Total dividends paid were $37.4 million in 2009, $37.5 million in 2008 and $40.6 million in 2007.

Share Repurchases

Our share repurchases, net of issuances, totaled $5.1 million in 2009, $299.6 million in 2008 and $211.3 million in 2007. The net repurchases in 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares. Additionally, in 2007 net repurchases included a $51.9 million settlement on January 5, 2007, of a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares.

On December 12, 2007, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to purchase $100 million of its common shares using cash on hand and available borrowings. We advanced the $100 million on January 7, 2008, and received 2,038,657 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on July 11, 2008, and the company received an additional 138,521 shares.

Subsequent Event

On February 17, 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common shares using cash on hand and available borrowings. The company advanced the $125 million on February 22, 2010, and received approximately 2.2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The remaining shares and average price per share will be determined at the conclusion of the contract, which is expected to occur no later than August 2010.

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

Forward-Looking Statements

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the recent significant increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; regional and global pandemics; international business and market risks, such as the devaluation or revaluation of certain currencies; international business risks (including foreign exchange rates) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent acquisition and related integration of four metal beverage can and end plants; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Risk Management

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in respect of common share repurchases, although there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including that of its lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that our risk management policies and procedures will always be effective.

We have estimated our market risk exposure using sensitivity analysis. Market risk exposure has been defined as the changes in fair value of derivative instruments, financial instruments and commodity positions. To test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses are summarized below.

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

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, we believe we have minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2009 and in 2008, we were able to pass through to our customers the majority of the steel cost increases. We anticipate at this time that we will be able to pass through the majority of the steel price increases that occur in 2010.

In Europe and the PRC, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales of containers that reduce the company's exposure to fluctuations in commodity prices within the current year. These contracts include fixed price, floating and/or pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures to match underlying purchase volumes and pricing with sales volumes and pricing for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $3.5 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $12.3 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices could result in an estimated $5.0 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2.3 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2009, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

Based on our interest rate exposure at December 31, 2009, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $5.1 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2009, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $27.5 million after-tax reduction in net earnings over a one-year period. This amount includes the $12.3 million currency exposure discussed above in the “Commodity Price Risk” section. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $57.3 million. Actual changes in market prices or rates may differ from hypothetical changes.

Equity Price Risk

The company’s deferred compensation stock program is subject to variable accounting and, accordingly, is marked to market using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an effect of $0.8 million on pretax earnings. As a way to partially reduce cash flow and earnings volatility, as well as stock price changes associated with our deferred compensation stock program, from time to time the company sells equity put options on its common stock. Mark-to-market accounting applies to these equity put options. Approximately $3.2 million of income was included in 2009 earnings to record the variance between the historical fair value and the current market value of outstanding equity put options. All of the outstanding options expired without value during August 2009.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the timing of its annual goodwill impairment test in 2009.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded four Anheuser-Busch InBev's n.v./s.a. manufacturing plants (AB InBev plants)  from its assessment of internal control over financial reporting as of December 31, 2009 because they were acquired by the Company in a purchase business combination in 2009. We have also excluded the AB InBev plants from our audit of internal control over financial reporting.  The AB InBev plants had combined assets and combined net sales representing 8.9 percent and 2.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
February 25, 2010

Consolidated Statements of Earnings
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions, except per share amounts)	2009	2008	2007

Net sales	$7,345.3	$7,561.5	$7,475.3
Legal settlement (Note 5)	–	–	(85.6)
Total net sales	7,345.3	7,561.5	7,389.7

Costs and expenses
Cost of sales (excluding depreciation)	6,071.5	6,340.4	6,226.5
Depreciation and amortization (Notes 2, 11 and 13)	285.2	297.4	281.0
Selling, general and administrative	328.6	288.2	323.7
Business consolidation and other activities (Note 6)	44.5	52.1	44.6
Gain on dispositions (Note 4)	(39.1)	(7.1)	–
	6,690.7	6,971.0	6,875.8

Earnings before interest and taxes	654.6	590.5	513.9

Interest expense (Note 15)	(117.2)	(137.7)	(149.4)

Earnings before taxes	537.4	452.8	364.5
Tax provision (Note 16)	(162.8)	(147.4)	(95.7)
Equity in results of affiliates	13.8	14.5	12.9

Net earnings	$388.4	$319.9	$281.7

Less earnings attributable to noncontrolling interests	(0.5)	(0.4)	(0.4)

Net earnings attributable to Ball Corporation	$387.9	$319.5	$281.3

Earnings per share (Note 20):
Basic	$4.14	$3.33	$2.78
Diluted	$4.08	$3.29	$2.74

Weighted average shares outstanding (000s) (Note 20):
Basic	93,786	95,857	101,186
Diluted	94,989	97,019	102,760

Cash dividends declared and paid, per share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2009	2008
Assets
Current assets
Cash and cash equivalents	$210.6	$127.4
Receivables, net (Note 8)	548.2	507.9
Inventories, net (Note 10)	944.2	974.2
Cash collateral – receivable (Note 9)	14.2	229.5
Current derivative contracts (Note 21)	100.1	197.0
Deferred taxes and other current assets (Note 16)	106.0	129.3
Total current assets	1,923.3	2,165.3

Property, plant and equipment, net (Note 11)	1,949.0	1,866.9
Goodwill (Notes 3 and 12)	2,114.8	1,825.5
Noncurrent derivative contracts (Note 21)	80.6	139.0
Intangibles and other assets, net (Notes 13 and 16)	420.6	372.0
Total Assets	$6,488.3	$6,368.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 15)	$312.3	$303.0
Accounts payable	623.1	763.7
Accrued employee costs	214.7	232.7
Cash collateral – liability (Note 9)	14.2	124.0
Current derivative contracts (Note 21)	83.2	268.4
Other current liabilities	181.1	170.6
Total current liabilities	1,428.6	1,862.4

Long-term debt (Note 15)	2,283.9	2,107.1
Employee benefit obligations (Note 17)	1,013.2	981.4
Noncurrent derivative contracts (Note 21)	48.0	189.7
Deferred taxes and other liabilities (Note 16)	131.6	140.8
Total liabilities	4,905.3	5,281.4

Contingencies (Note 25)

Shareholders’ equity (Note 18)
Common stock (161,513,274 shares issued – 2009; 160,916,672 shares issued – 2008)	830.8	788.0
Retained earnings	2,397.1	2,047.1
Accumulated other comprehensive earnings (loss)	(63.8)	(182.5)
Treasury stock, at cost (67,492,705 shares – 2009; 67,184,722 shares – 2008)	(1,582.8)	(1,566.8)
Total Ball Corporation shareholders’ equity	1,581.3	1,085.8
Noncontrolling interests	1.7	1.5
Total shareholders’ equity	1,583.0	1,087.3
Total Liabilities and Shareholders’ Equity	$6,488.3	$6,368.7

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions)	2009	2008	2007
Cash Flows from Operating Activities
Net earnings	$388.4	$319.9	$281.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	285.2	297.4	281.0
Gain on dispositions (Note 4)	(39.1)	(7.1)	–
Legal settlement (Note 5)	–	(70.3)	85.6
Business consolidation and other activities, net of cash payments (Note 6)	29.8	47.9	42.3
Deferred taxes	(24.3)	19.6	(21.0)
Other, net	14.5	25.3	(31.3)
Working capital changes, excluding effects of acquisitions:
Receivables	36.3	37.0	26.9
Inventories	95.7	2.4	(41.0)
Other current assets	54.2	(112.3)	(0.7)
Accounts payable	(163.8)	15.7	27.4
Accrued employee costs	(16.2)	(17.2)	32.7
Other current liabilities	(119.3)	69.6	(44.8)
Income taxes payable and current deferred tax assets, net	3.6	3.3	32.2
Other, net	14.7	(3.6)	2.0
Cash provided by operating activities	559.7	627.6	673.0
Cash Flows from Investing Activities
Additions to property, plant and equipment	(187.1)	(306.9)	(308.5)
Cash collateral, net (Note 9)	105.3	(105.5)	–
Business acquisitions, net of cash acquired (Note 3)	(574.7)	(2.3)	–
Proceeds from dispositions, net of cash sold (Note 4)	69.0	8.7	–
Property insurance proceeds (Note 7)	–	–	48.6
Other, net	6.1	(12.0)	(5.9)
Cash used in investing activities	(581.4)	(418.0)	(265.8)
Cash Flows from Financing Activities
Long-term borrowings	1,336.7	753.7	299.1
Repayments of long-term borrowings	(1,096.8)	(734.5)	(373.3)
Change in short-term borrowings	(92.0)	108.1	(95.8)
Proceeds from issuances of common stock	31.9	27.2	46.5
Acquisitions of treasury stock	(37.0)	(326.8)	(257.8)
Common dividends	(37.4)	(37.5)	(40.6)
Other, net	(4.6)	4.3	9.5
Cash provided by (used in) financing activities	100.8	(205.5)	(412.4)
Effect of exchange rate changes on cash	4.1	(28.3)	5.3
Change in cash and cash equivalents	83.2	(24.2)	0.1
Cash and Cash Equivalents – Beginning of Year	127.4	151.6	151.5
Cash and Cash Equivalents – End of Year	$210.6	$127.4	$151.6

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings
Ball Corporation and Subsidiaries

($ in millions, except share amounts)	Years ended December 31,
	2009	2008	2007
Number of Common Shares Issued (000s)
Balance, beginning of year	160,917	160,679	160,027
Shares issued for stock options and other stock plans, net of shares exchanged	596	238	652
Balance, end of year	161,513	160,917	160,679
Number of Treasury Shares (000s)
Balance, beginning of year	(67,185)	(60,454)	(55,890)
Shares purchased, net of shares reissued (a)(b)	(308)	(6,731)	(4,564)
Balance, end of year	(67,493)	(67,185)	(60,454)
Common Stock
Balance, beginning of year	$788.0	$760.3	$703.4
Shares issued for stock options and other stock plans, net of shares exchanged (cash and noncash)	37.3	23.4	47.4
Tax benefit from option exercises	5.5	4.3	9.5
Balance, end of year	$830.8	$788.0	$760.3
Retained Earnings
Balance, beginning of year	$2,047.1	$1,765.0	$1,535.3
Net earnings attributable to Ball Corporation	387.9	319.5	281.3
Common dividends, net of tax benefits	(37.9)	(37.4)	(40.2)
Adoption of new accounting standard (Note 16)	–	–	(11.4)
Balance, end of year	$2,397.1	$2,047.1	$1,765.0
Accumulated Other Comprehensive Earnings (Loss) (Note 18)
Balance, beginning of year	$(182.5)	$106.9	$(29.5)
Foreign currency translation adjustment	6.6	(48.2)	90.0
Pension and other postretirement items, net of tax	(22.6)	(147.8)	57.9
Effective financial derivatives, net of tax	127.7	(93.4)	(11.5)
Mark-to-market gain on available for sale securities, net of tax	7.0	–	–
Net other comprehensive earnings (loss) adjustments	118.7	(289.4)	136.4
Accumulated other comprehensive earnings (loss)	$(63.8)	$(182.5)	$106.9
Treasury Stock
Balance, beginning of year	$(1,566.8)	$(1,289.7)	$(1,043.8)
Shares purchased, net of shares reissued (a)(b)	(16.0)	(277.1)	(214.9)
Diversification of deferred compensation stock plan	–	–	(31.0)
Balance, end of year	$(1,582.8)	$(1,566.8)	$(1,289.7)
Comprehensive Earnings
Net earnings attributable to Ball Corporation	$387.9	$319.5	$281.3
Net other comprehensive earnings adjustments (see details above)	118.7	(289.4)	136.4
Comprehensive earnings	$506.6	$30.1	$417.7
(a)	Amount in 2007 included 675,000 shares for amounts repurchased under forward contracts not cash settled until after December 31. The contract was settled for $31 million in January 2008.
(b)
Includes 467,974 shares, 450,944 shares and 588,662 shares reissued in 2009, 2008 and 2007, respectively. The total amounts related to these share reissuances were $20.9 million, $19.4 million and $26.5 million in each of these three years, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Critical and Significant Accounting Policies

The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. These estimates are based on management’s best judgment, knowledge of existing facts and circumstances and actions that may be undertaken in the future. Ball’s management evaluates the estimates on an ongoing basis using the company’s historical experience, as well as other factors believed to be appropriate under the circumstances, such as current economic conditions, and adjusts or revises the estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. The financial statements reflect all adjustments necessary, in the opinion of management, for the fair presentation of results.

Critical Accounting Policies

The company considers certain accounting policies to be critical, as their application requires management’s judgment about the effects of matters that are inherently uncertain. Following is a discussion of the accounting policies the company considers critical to our consolidated financial statements.

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized under the cost-to-cost, percentage-of-completion method. This business segment sells using three types of long-term sales contracts (1) cost-type sales contracts, which represent approximately two-thirds of segment net sales; (2) fixed price sales contracts, which represent 20 percent of segment net sales; and (3) time and material contracts, which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, fixed price sales contracts are completed for a fixed price and time and material contracts involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

During initial periods of sales contract performance, our estimates of base, incentive and other fees are established at a conservative estimate of profit over the period of contract performance. Throughout the period of contract performance, the company regularly reevaluates and, if necessary, revises estimates of total contract revenue, total contract cost and extent of progress toward completion. Provision for estimated contract losses, if any, is made in the period that such losses are determined to be probable. Because of sales contract payment schedules, limitations on funding and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. As a prime U.S. government contractor or subcontractor, the aerospace and technologies segment is subject to a high degree of regulation, financial review and oversight by the U.S. government.

Acquisitions

The company records acquisitions using the purchase method of accounting. Under this method, the acquiring company allocates the purchase price to the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. If the assets acquired are greater than the purchase price paid then a bargain purchase has occurred and the company will recognize the gain immediately in earnings. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Transaction costs associated with acquisitions are expensed as incurred.

For acquisitions where the company already owns an equity investment in the target company, the company will recognize in earnings, upon the completion of the acquisition, a gain or loss related to the equity investment. This gain or loss is calculated based on the fair value of the equity investment on the date of acquisition as compared to the carrying value of the investment.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Critical and Significant Accounting Policies (continued)

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets. The company’s indefinite-lived intangible assets are not significant to the consolidated financial statements. The goodwill testing utilizes a two-step impairment analysis, whereby the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit. The company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units.

For this evaluation, our reporting units are consistent with our reportable segments identified in Note 2 except that assets within metal beverage packaging, Americas, are tested separately from those in metal beverage, Asia. These reporting units have been identified based on the level at which discrete financial information is reviewed by the segment management. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology. The company’s methodology of valuing goodwill has not changed from the prior year. However, the annual testing date was changed during 2009 to the beginning of the company’s fourth quarter. See Note 12 for more details regarding this change in accounting policy.

The company amortizes the cost of other finite-lived intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover the majority of its employees. The company also has postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents. The relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates, mortality and other assumptions. The company believes that the accounting estimates related to our pension and postretirement plans are critical accounting estimates, because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The company recognizes the funded status of each defined benefit pension plan and other postretirement benefit plan on the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated gains and losses in excess of a 10 percent corridor, the prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants. For other postemployment benefits, the 10 percent corridor is not used. The majority of costs related to defined benefit and other postretirement plans are included in cost of sales; the remainder is included in selling, general and administrative expenses.

In addition to defined benefit and postretirement plans, the company maintains reserves for employee medical claims, up to our insurance stop-loss limit, and workers’ compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information, including historical experience, actuarial estimates and current employee statistics.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Critical and Significant Accounting Policies (continued)

Income Taxes

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

The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company records the related interest expense and penalties, if any, as tax expense in the tax provision, consistent with the practice prior to adoption.

Business Consolidation Costs

The company estimates its liabilities for business consolidation activities by accumulating detailed estimates of costs and asset sale proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; termination payments for contracts and leases; contractual obligations; and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such disclosures represent management’s best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current period earnings and identified as business consolidation gains or losses.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, raw materials purchasing, inflation rates and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to market with gains and losses also reported immediately in earnings. In the statements of cash flows, derivative activities are classified based on the items being hedged. The accounting for our cash collateral calls related to our derivative activities are classified as investing activities as discussed in Note 9.

Realized gains and losses from hedges are classified in the consolidated statements of earnings consistent with the accounting treatment of the items being hedged. Upon the early dedesignation of an effective derivative contract, the gains or losses are deferred in accumulated other comprehensive earnings until the originally hedged item affects earnings. Any gains or losses incurred after the dedesignation date are reported in earnings immediately.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Critical and Significant Accounting Policies (continued)

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball Corporation and its controlled subsidiaries (collectively, Ball, the company, we or our). Equity investments in which the company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method of accounting. Investments in which the company does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

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

Environmental Reserves

The company estimates the liability related to environmental matters based on, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. The company records the best estimate of a loss when the loss is considered probable. As additional information becomes available, the company assesses the potential liability related to pending matters and revises the estimates.

Revenue Recognition in the Packaging Segments

The company recognizes sales of products in the packaging segments when the four basic criteria of revenue recognition are met. The four basic criteria are met when delivery has occurred and title has transferred, there is persuasive evidence of an agreement or arrangement, the price is fixed and determinable and collection is reasonably assured.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Critical and Significant Accounting Policies (continued)

Fair Value Measurements

Effective January 1, 2008, the company adopted accounting guidance establishing a framework for assets and liabilities measured at fair value on a recurring basis included in the company’s consolidated balance sheet. Effective January 1, 2009, similar accounting guidance was adopted for assets and liabilities measured at fair value on a nonrecurring basis. As defined in the guidance, fair value is the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

●	Level 1–Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●
Level 2–Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

●	Level 3–Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Stock-Based Compensation

Ball has a variety of restricted stock and stock option plans. The compensation cost associated with restricted stock grants has been calculated using the fair value at the date of grant (closing stock price) and amortized over the restriction period. Stock-based compensation is primarily reported as part of selling, general and administrative expenses in the consolidated statements of earnings. For the valuation of stock options, Ball has elected to use the Black-Scholes valuation model. The company’s deferred compensation stock program is subject to variable accounting and, accordingly, is marked to the closing price of the company’s common stock at the end of each reporting period. Tax benefits associated with option exercises are reported in financing activities in the consolidated statements of cash flows. Further details regarding the expense calculated under the fair value based method are provided in Note 19.

Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $25.6 million, $32.9 million and $27.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Critical and Significant Accounting Policies (continued)

Accounting Pronouncements

On July 1, 2009, Ball adopted on a prospective basis the Financial Accounting Standards Board’s (FASB) accounting standards codification, which establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants. Although the codification made no changes to U.S. GAAP itself, it superseded all previously existing non-SEC accounting and reporting standards.

Recently Adopted Accounting Guidance

Effective January 1, 2009, Ball adopted on a prospective basis new accounting guidance issued by the FASB that establishes a framework for measuring fair value of all nonfinancial assets and liabilities measured on a nonrecurring basis, and expands disclosures about fair value measurements. Although it does not require any new fair value measurements, the guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. Details regarding the adoption of this guidance and its effects on the company’s consolidated financial statements are available in Note 21, “Financial Instruments and Risk Management.”

In September 2009, additional guidance was issued by the FASB concerning fair value measurements, specifically guidelines for measuring the fair value of certain “alternative investments” and disclosure, by major category of investment, about the attributes of those investments, such as restrictions on the investor’s ability to redeem its investments, unfunded commitments and investment strategies of the investees. This accounting guidance was effective on a prospective basis beginning in the fourth quarter of 2009. The adoption of this guidance had no impact on our consolidated financial statements or on the pension asset disclosures presented in Note 17.

Effective January 1, 2009, Ball adopted new guidance which amends accounting and reporting standards for the noncontrolling interest in a subsidiary, requiring that such interests be reported as a discrete component of shareholders’ equity and net earnings allocable to the noncontrolling interests be presented separately from net earnings attributable to the company’s shareholders in the consolidated statements of earnings. The adoption of this guidance, under which prior periods were retrospectively adjusted to conform to the current presentation, did not have a significant impact on the consolidated financial statements of the company. The noncontrolling interest component of shareholders’ equity includes the net earnings attributable to the noncontrolling interests, as well as dividends paid.

Also effective January 1, 2009, Ball adopted new accounting guidance that requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, as well as information about credit-risk-related contingent features. It also requires more transparent disclosure of where fair values, as well as gains and losses of derivative instruments, are reflected in the financial statements. Details regarding the adoption of this guidance and its effects on the company’s consolidated financial statements are available in Note 21, “Financial Instruments and Risk Management.”

Also effective January 1, 2009, the company adopted guidance related to business combinations and has applied the new guidance to the acquisition of four manufacturing plants from Anheuser-Busch InBev n.v./s.a. on October 1, 2009. The new guidance will also be applied to the announced acquisition of the remaining 65-percent interest in Guangdong Jianlibao Group Co., Ltd. expected to be finalized during the first half of 2010. See Note 3 for details of both acquisitions.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. All events occurring on and through the date of this filing were evaluated and considered as to whether any occurrence should affect the consolidated financial statements. The results of the evaluation had no impact on our consolidated financial statements.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Critical and Significant Accounting Policies (continued)

Effective December 31, 2009, Ball adopted new FASB guidance which amended the reporting of postretirement benefit plan assets. The new guidance now requires disclosure of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, significant concentrations of risk within plan assets, inputs and valuation techniques to measure fair value and the effect of significant unobservable inputs on changes in plan assets for the period. See Note 17 for further details on the new disclosures.

New Accounting Guidance

In June 2009, the FASB issued accounting guidance that modifies the way entities account for securitizations and special-purpose entities. The company has preliminarily reviewed the guidance and determined that the company’s existing accounts receivable securitization program will likely be recorded on the balance sheet effective January 1, 2010. This will result in an increase in accounts receivable and an increase in short-term debt. It will also create a one-time reduction in cash flows from operating activities in 2010 and an offsetting one-time increase in cash flows from financing activities.

Also in June 2009, the FASB issued additional guidance regarding variable interest entities (VIE). The new guidance requires a company to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE and whether it is the primary beneficiary of a VIE. It also amends existing guidance to require ongoing reassessments of whether a company is the primary beneficiary of a VIE. The accounting guidance was effective for Ball as of January 1, 2010, and is not expected to have a significant impact on the company’s consolidated financial statements.

In October 2009, the FASB issued additional guidance pertaining to revenue recognition on multiple-deliverable arrangements. This amended guidance establishes a selling price hierarchy for determining the selling price of a deliverable, requiring that the company determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. Additional expanded disclosures are also required by this new guidance. This accounting guidance is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The company is in the process of evaluating the impact this guidance may have on the consolidated financial statements.

In January 2010, the FASB issued additional guidance regarding fair value measurements, specifically requiring the disclosure of transfers in and out of Level 1 and 2 (previously only required for Level 3 assets and liabilities) and more specific detailed disclosure of the activity in Level 3 fair value measurements (on a gross basis rather than a net basis). The new guidance also clarifies existing disclosure regarding the level of disaggregation of asset and liability classes, as well as the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements. The disclosure requirement for transfers in and out of Level 1 and 2 will be effective for Ball in its first 2010 quarterly report on Form 10-Q, and the reporting of Level 3 activity on a gross basis will be effective for Ball as of January 1, 2011. The adoption of the new accounting guidance is not expected to have a significant impact on the company’s consolidated financial statements.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and presented in five reportable segments.

Metal beverage packaging, Americas and Asia: Consists of operations in the U.S., Canada, Puerto Rico (through the end of 2008) and the PRC, which manufacture and sell metal beverage containers in North America and the PRC, as well as non-beverage plastic containers in the PRC. The Americas and Asia operations have been aggregated based on similar economic characteristics.

Metal beverage packaging, Europe: Consists of operations in several countries in Europe, which manufacture and sell metal beverage containers.

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food cans, aerosol cans, paint cans and decorative specialty cans.

Plastic packaging, Americas: Consists of operations in the U.S. and Canada (through the third quarter of 2008), which manufacture and sell polyethylene terephthalate (PET) and polypropylene containers, primarily for use in beverage and food packaging. Through October 23, 2009, this segment also included the manufacture and sale of plastic containers used for industrial and household products. See Note 4 for further details on the disposition.

Aerospace and technologies: Consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

The accounting policies of the segments are the same as those in the consolidated financial statements. Ball also has investments in companies in the U.S., PRC and Brazil, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Major Customers

Sales to MillerCoors LLC were approximately 10 percent of consolidated sales for the year ended December 31, 2009, and sales to SABMiller plc were approximately 11 percent of consolidated net sales for the year ended December 31, 2007. There were no major customers (defined as 10 percent or more of consolidated net sales) for the year ended December 31, 2008.

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated
2009	$5,184.4	$2,160.9	$7,345.3
2008	5,223.8	2,337.7	7,561.5
2007	5,268.4	2,121.3	7,389.7

Summary of Net Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany (c)	Other (d)	Consolidated
2009	$2,473.8	$1,405.3	$685.9	$4,565.0
2008	2,160.6	1,391.1	651.7	4,203.4

(a)	Includes the company’s net sales in the PRC, Canada, Argentina and certain European countries (none of which was individually significant), intercompany eliminations and other.
(b)	Net long-lived assets primarily consist of property, plant and equipment; goodwill; and other intangible assets.
(c)
For reporting purposes, Ball Packaging Europe’s goodwill and intangible assets have been allocated to Germany. The total amounts allocated were $1,069.0 million and $1,061.1 million at December 31, 2009 and 2008, respectively.

(d)	Includes the company’s net long-lived assets in the PRC, Canada and certain European countries, not including Germany (none of which was individually significant), intercompany eliminations and other.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2.	Business Segment Information (continued)

Summary of Business by Segment

($ in millions)	2009	2008	2007
Net Sales
Metal beverage packaging, Americas & Asia	$2,888.8	$2,989.5	$3,098.1
Legal settlement (Note 5)	–	–	(85.6)
Total metal beverage packaging, Americas & Asia	2,888.8	2,989.5	3,012.5
Metal beverage packaging, Europe	1,739.5	1,868.7	1,653.6
Metal food & household products packaging, Americas	1,392.9	1,221.4	1,183.4
Plastic packaging, Americas	634.9	735.4	752.4
Aerospace & technologies	689.2	746.5	787.8
Net sales	$7,345.3	$7,561.5	$7,389.7

Net Earnings
Metal beverage packaging, Americas & Asia	$296.0	$284.1	$326.4
Legal settlement (Note 5)	–	–	(85.6)
Business consolidation costs (Note 6)	(6.8)	(40.6)	–
Total metal beverage packaging, Americas & Asia	289.2	243.5	240.8

Metal beverage packaging, Europe	214.8	230.9	228.9

Metal food & household products packaging, Americas	130.8	68.1	36.2
Business consolidation costs (Note 6)	(2.6)	1.6	(44.2)
Total metal food & household products packaging, Americas	128.2	69.7	(8.0)

Plastic packaging, Americas	16.3	15.8	26.3
Business consolidation costs (Note 6)	(23.8)	(8.3)	(0.4)
Gain on disposition (Note 4)	4.3	–	–
Total plastic packaging, Americas	(3.2)	7.5	25.9

Aerospace & technologies	61.4	76.2	64.6
Gain on disposition (Note 4)	–	7.1	–
Total aerospace & technologies	61.4	83.3	64.6

Segment earnings before interest and taxes	690.4	634.9	552.2

Undistributed corporate expenses, net	(59.3)	(39.6)	(38.3)
Gain on disposition (Note 4)	34.8	–	–
Business consolidation and other costs (Note 6)	(11.3)	(4.8)	–
Total undistributed corporate expenses, net	(35.8)	(44.4)	(38.3)
Earnings before interest and taxes	654.6	590.5	513.9
Interest expense	(117.2)	(137.7)	(149.4)
Tax provision	(162.8)	(147.4)	(95.7)
Equity in results of affiliates	13.8	14.5	12.9
Net earnings	388.4	319.9	281.7
Earnings attributable to noncontrolling interests	(0.5)	(0.4)	(0.4)
Net earnings attributable to Ball Corporation	$387.9	$319.5	$281.3

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2.	Business Segment Information (continued)

Summary of Business by Segment (continued)

($ in millions)	2009	2008	2007

Depreciation and Amortization
Metal beverage packaging, Americas & Asia	$83.5	$84.5	$81.3
Metal beverage packaging, Europe	93.7	97.2	84.0
Metal food & household products packaging, Americas	41.3	43.8	42.8
Plastic packaging, Americas	43.1	48.8	51.6
Aerospace & technologies	20.2	19.5	17.9
Segment depreciation and amortization	281.8	293.8	277.6
Corporate	3.4	3.6	3.4
Depreciation and amortization	$285.2	$297.4	$281.0

Property, Plant and Equipment Additions
Metal beverage packaging, Americas & Asia	$45.7	$86.1	$91.7
Metal beverage packaging, Europe	69.4	139.8	146.4
Metal food & household products packaging, Americas	22.7	34.5	23.0
Plastic packaging, Americas	29.4	21.1	20.2
Aerospace & technologies	17.0	20.6	23.0
Segment property, plant and equipment additions	184.2	302.1	304.3
Corporate	2.9	4.8	4.2
Property, plant and equipment additions	$187.1	$306.9	$308.5

	December 31,
($ in millions)	2009	2008
Total Assets
Metal beverage packaging, Americas & Asia	$2,111.8	$1,873.0
Metal beverage packaging, Europe	2,357.9	2,434.5
Metal food & household products packaging, Americas	932.9	972.9
Plastic packaging, Americas	425.8	502.6
Aerospace & technologies	268.2	280.2
Segment assets	6,096.6	6,063.2
Corporate assets, net of eliminations	391.7	305.5
Total assets	$6,488.3	$6,368.7

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$10.2	$12.5
Metal beverage packaging, Europe	0.2	0.2
Corporate	75.8	71.2
Investments in affiliates	$86.2	$83.9

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

3.	Acquisitions

Anheuser-Busch InBev n.a./s.a.

On October 1, 2009, the company acquired three of Anheuser-Busch InBev n.v./s.a.’s (AB InBev) beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for $574.7 million in cash. The additional plants will enhance Ball’s ability to better serve its customers. The facilities acquired employ approximately 635 people.

The plants’ operations were included in Ball’s results beginning October 1, 2009, which amounted to approximately $160 million of net sales and $12 million of operating earnings from that date through December 31, 2009. In addition, a pretax charge of $11.1 million ($6.8 million after tax) was recorded during the year for transaction costs associated with the acquisition, which, in accordance with recent changes to the guidance related to accounting for business combinations, are required to be expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the consolidated statement of earnings.

Management’s fair market valuation of acquired assets and liabilities has been completed and is summarized in the table below:

($ in millions)

Inventories	$63.3
Property, plant and equipment	191.5
Goodwill	279.3
Other intangible assets	42.5
Current liabilities	(1.9)
Net assets acquired	$574.7

AB InBev’s customer relationships were identified as a valuable intangible asset by management and assigned a fair value of $42.5 million. This intangible asset is being amortized on a weighted-average basis over 10 years in accordance with management’s estimates. Goodwill related to the assets is deductible for tax purposes over 15 years and is included in the metal beverage packaging, Americas and Asia, segment.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of January 1 in each of the periods presented. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of the results that may be obtained in the future.

	Year Ended December 31,
($ in millions)	2009	2008

Net sales	$8,017.3	$8,233.5
Net earnings	397.5	329.0
Basic earnings per share	4.24	3.43
Diluted earnings per share	4.18	3.39

Pro forma adjustments primarily include the after-tax effect of increased interest expense related to incremental borrowings used to finance the acquisition. The adjustments also include the after-tax effects of amortization of the customer relationship intangible asset and decreased depreciation expense on plant and equipment based on extended useful lives partially offset by increased fair values.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

3.	Acquisitions (continued)

Guangdong Jianlibao Group Co., Ltd

On November 9, 2009, the company announced its agreement to acquire Guangdong Jianlibao Group Co., Ltd’s (Jianlibao) 65-percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC. Ball has owned 35 percent of the joint venture plant since 1992. Ball will acquire the plant and related assets for approximately $90 million in cash and assumed debt and will also enter into a long-term supply agreement with Jianlibao. The transaction is expected to close during 2010, subject to customary regulatory approvals. Transaction costs expensed in 2009 amounted to $0.7 million ($0.4 million after tax).

4.	Dispositions of Businesses and Investments

On October 23, 2009, Ball completed the sale of its plastic pail assets to BWAY Corporation for $32.0 million, subject to customary post-closing adjustments. The transaction involved the sale of a plastic pail manufacturing plant (and associated contracts) in Newnan, Georgia, which Ball acquired in 2006 as part of its purchase of U.S. Can Corporation and was included in the plastics packaging, Americas, segment. The plant produces injection molded plastic pails and drums for products such as building materials and pool chemicals. The company recorded a pretax gain of $4.3 million ($0.3 million loss after tax) on the transaction.

On May 19, 2009, the company sold seventy-five percent of its investment in DigitalGlobe Inc. (DigitalGlobe), a provider of commercial high resolution earth imagery products and services, in conjunction with its initial public offering. The sale generated proceeds of $37.0 million and a non-operating pretax gain of $34.8 million ($30.7 million after tax). The remaining investment in DigitalGlobe, classified as an other long-term asset, has been accounted for as a marketable equity investment and, as such, is marked to market, with the unrealized gain being held in accumulated other comprehensive earnings (loss). (See Note 18.)

On February 15, 2008, Ball Aerospace & Technologies Corp. (BATC) completed the sale of its shares in Ball Solutions Group Pty Ltd (BSG) for $8.7 million, net of cash sold. BSG was previously a wholly owned Australian subsidiary of BATC that provided services to the Australian department of defense and related government agencies. The sale resulted in a pretax gain of $7.1 million ($4.4 million after tax).

5.	Legal Settlement

During the second quarter of 2007, a U.S. customer asserted various claims against a wholly owned subsidiary of the company, primarily related to the pricing of the aluminum component of the containers supplied by the subsidiary, and on October 4, 2007, the dispute was settled in mediation. The customer received $85.6 million ($51.8 million after tax) on settlement of the dispute, and Ball retained all of the customer’s beverage can and end supply through 2015. The customer received a one-time payment of approximately $70.3 million ($42.5 million after tax) in January 2008 with the remainder of the settlement to be recovered over the life of the contract through 2015.

6.	Business Consolidation and Other Costs

Following is a summary of business consolidation activities included in the consolidated statements of earnings for the years ended December 31:

($ in millions)	2009	2008	2007

Metal beverage packaging, Americas & Asia	$(6.8)	$(40.6)	$–
Metal food & household products packaging, Americas	(2.6)	1.6	(44.2)
Plastic packaging, Americas	(23.8)	(8.3)	(0.4)
Corporate other costs	(11.3)	(4.8)	–
	$(44.5)	$(52.1)	$(44.6)

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

6.	Business Consolidation and Other Costs (continued)

2009

Metal Beverage Packaging, Americas and Asia

During the fourth quarter, income of $4.2 million ($2.5 million after tax) was recorded to reflect the reversal of previously recorded employee benefit charges taken primarily related to the closures of the Puerto Rico and Kansas City plants, which were announced in the fourth quarter of 2008. The reversal was due to the original estimates of group insurance and other employee-related costs being higher than actual experience rates. These gains were partially offset by other charges recognized in the fourth quarter totaling $1.0 million ($0.6 million after tax) primarily for fixed asset disposals where original adjustments to net realizable value were insufficient.

A charge of $0.7 million ($0.4 million after tax) was also recorded in the fourth quarter for acquisition costs required to be expensed related to the acquisition in the PRC of the remaining outstanding shares of Jianlibao. (See Note 3.)

During the third quarter, a charge of $1 million ($0.6 million after tax) was recorded, primarily for additional costs of winding down the Puerto Rico and Kansas City plants, the closures of which were announced in the fourth quarter of 2008.

In the second quarter of 2009, a charge of $3.3 million ($2 million after tax) was taken for severance and other employee benefits related to a reduction of personnel in the plants and headquarters of the Americas portion of this segment. Most of the costs were paid by the end of 2009.

In the first quarter of 2009, a charge of $5 million ($3.1 million after tax) was taken related to accelerated depreciation for operations that ceased in the quarter at the Kansas City plant.

Metal Food & Household Products Packaging, Americas

In the fourth quarter, Ball recorded a charge of $2.6 million ($1.6 million after tax) primarily for higher than originally estimated employee benefit and lease termination costs related to previously announced plant closures.

Plastic Packaging, Americas

The fourth quarter included income of $1.1 million ($0.7 million after tax) to reflect updated employee benefit cost estimates related to plant closures, as well as expense of $0.4 million ($0.2 million after tax) for additional costs related to another previously announced plant closure. In the second and third quarters of 2009, charges of $11.9 million ($7.2 million) and $12.6 million ($8.2 million after tax), respectively, were recorded related primarily to the closure of plastic packaging manufacturing plants in Brampton, Ontario; Baldwinsville, New York; and Watertown, Wisconsin. Manufacturing operations have ceased in all three locations. The third quarter charge included $4.2 million for accelerated depreciation and $8.4 million for lease termination costs. The second quarter charge included $3 million of severance and other employee benefit costs, accelerated depreciation of $5.7 million, $2.2 million primarily for the write down of assets to net realizable value and $1 million of other business consolidation charges.

The remaining reserves consist of lease payments (net of subleases), which will continue to be paid in future years over the lease terms.

Corporate Other Costs

Charges of $11.3 million ($6.9 million after tax) were recorded in 2009 primarily for transaction costs required to be expensed for the acquisition of three metal beverage can plants and one beverage can end plant from AB InBev. (See Note 3.)

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

6.	Business Consolidation and Other Costs (continued)

2008

Metal Beverage Packaging, Americas & Asia

On October 30, 2008, the company announced the closure of two North American metal beverage can plants. A plant in Kansas City, Missouri, which primarily manufactured specialty beverage cans, was closed by the end of the first quarter of 2009 with manufacturing volumes absorbed by other North American beverage can plants. A plant in Puerto Rico, which manufactured 12-ounce beverage cans, was closed at the end of 2008. A pretax charge of $40.7 million ($25.2 million after tax) was recorded in the fourth quarter of 2008. The charge included $17 million for employee severance, pension and other employment benefit costs; and $9 million of accelerated depreciation and $14 million for the write down to net realizable value of certain fixed assets and related spare parts. The carrying value of fixed assets remaining for sale in connection with the plant closures was $5.3 million at December 31, 2009.

On April 23, 2008, the company announced plans to close a U.S. metal beverage packaging plant in Kent, Washington. A pretax charge of $11.2 million ($6.8 million after tax) was recorded during the second and third quarters and included $9.2 million for employee severance, pension and other employee benefit costs and $2 million primarily related to accelerated depreciation and the write down to net realizable value of certain fixed assets, related spare parts and tooling inventory. The plant was shut down during the third quarter, and the land and building was sold in the fourth quarter for a gain of $4.1 million ($2.5 million after tax). All remaining costs, excluding pension costs of $5.2 million, were paid during 2009.

A gain of $7.2 million ($4.4 million after tax) was recorded in the second quarter for the recovery of previously expensed costs in a prior metal beverage business consolidation charge. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of a multi-year project. The remaining reserves are expected to be utilized in 2010 as the multi-year U.S. end modernization project is completed.

Metal Food & Household Products Packaging, Americas

During 2008 the company recorded a net pretax gain of $1.6 million ($0.9 million after tax) for business consolidation activities. In addition to costs recorded in the fourth quarter of 2007, during the third quarter of 2008, a charge of $4.5 million ($2.8 million after tax) was recorded for lease cancellation costs on final shutdown of the Commerce, California, facility. In the fourth quarter, a $6.1 million ($3.7 million after tax) gain was recorded primarily related to management’s decision in the fourth quarter to remain in the custom and decorative tinplate can business based on market conditions. All remaining reserves related to Commerce and Tallapoosa, Georgia (see 2007 discussion below), excluding lease cancellation costs, were utilized during 2009. The carrying value of fixed assets remaining for sale in connection with the plant closures was insignificant at December 31, 2009.

Plastic Packaging, Americas

In the second quarter, the company announced plans to close a plastic packaging plant in Brampton, Ontario. The plant manufactured polypropylene bottles for foods and will be consolidated into the company’s other plastic packaging manufacturing facilities in North America. A charge of $8.3 million ($7.8 million after tax) was recorded during the second and third quarters. The charge included $1.9 million for severance costs, $2.5 million for lease cancellation costs and $3.9 million for accelerated depreciation and the write down of fixed assets to net realizable value. The plant was shut down during the third quarter of 2008.

Corporate Other Costs

During 2008 pretax charges of $4.8 million ($2.9 million after tax) were recorded for estimated environmental costs related to previously closed and sold facilities.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Plastic Packaging, Americas

In the fourth quarter of 2007, Ball recorded a pretax charge of $0.4 million ($0.2 million after tax) for severance costs related to the termination of approximately 50 employees in response to lost sales. All costs were incurred and paid by the end of 2008.

Summary

Following is a summary of reserve activity by segment related to business consolidation activities for the year ended December 31, 2009:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Corporate Other Costs	Total

Balance at December 31, 2008	$28.2	$11.1	$2.9	$4.8	$47.0
Charges, net	6.8	2.6	23.8	11.3	44.5
Cash payments	(18.7)	(7.3)	(2.6)	(12.2)	(40.8)
Fixed asset disposals and transfer activity	(5.9)	0.9	(14.7)	(3.1)	(22.8)
Balance at December 31, 2009	$10.4	$7.3	$9.4	$0.8	$27.9

7.	Property Insurance Proceeds

On April 1, 2006, a fire in the Hassloch, Germany, metal beverage can plant in the company’s metal beverage packaging, Europe, segment damaged a significant portion of the plant’s building and machinery and equipment. The property insurance proceeds recorded for the year ended December 31, 2007, which were based on replacement cost, were €37.6 million ($48.6 million). Additionally, €27.2 million ($35.1 million) was recorded in cost of sales in 2007 for insurance recoveries related to business interruption costs.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

8.	Receivables

	December 31,
($ in millions)	2009	2008

Trade accounts receivable, net	$453.2	$435.7
Other receivables	95.0	72.2
	$548.2	$507.9

Trade accounts receivable are shown net of an allowance for doubtful accounts of $14.7 million at December 31, 2009, and $12.8 million at December 31, 2008. Other receivables primarily include a note due from a supplier, property and sales tax receivables, certain vendor rebate receivables and other miscellaneous receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. Under accounting guidance in effect through December 31, 2009, the agreement qualifies as off-balance sheet financing. Net funds received from the sale of the accounts receivable totaled $250 million at December 31, 2009 and 2008, and are reflected as a reduction of accounts receivable in the consolidated balance sheets. Fees incurred in connection with the sale of accounts receivable, which are reported as part of selling, general and administrative expenses, totaled $3.2 million in 2009, $8.5 million in 2008 and $11.4 million in 2007.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $125.1 million and $136 million for the years ended December 31, 2009 and 2008, respectively, and included $50.4 million and $55 million, respectively, representing the recognized sales value of performance that had not been billed and was not yet billable to customers. The average length of the long-term contracts is approximately three years, and the average length remaining on those contracts at December 31, 2009, was 15 months. Approximately $0.6 million of unbilled receivables at December 31, 2009, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

9.	Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has similar collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $98.8 million collateralized by $14.2 million, which was offset by cash collateral receipts from customers of $14.2 million. At December 31, 2008, Ball had $229.5 million of cash posted as collateral and had received $124.0 million of cash from customers for a net amount of $105.5 million. If the company’s public credit rating were downgraded, there would be a net increase of $10.9 million to our net cash collateral postings as of December 31, 2009.

10.	Inventories

	December 31,
($ in millions)	2009	2008

Raw materials and supplies	$462.5	$461.4
Work in process and finished goods	481.7	512.8
	$944.2	$974.2

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

11.	Property, Plant and Equipment

	December 31,
($ in millions)	2009	2008

Land	$92.6	$89.0
Buildings	883.0	798.5
Machinery and equipment	3,167.3	2,992.9
Construction in progress	135.6	151.2
	4,278.5	4,031.6
Accumulated depreciation	(2,329.5)	(2,164.7)
	$1,949.0	$1,866.9

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $267.8 million, $279.8 million and $263.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

12.	Goodwill
($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2007	$279.4	$1,115.3	$354.3	$114.1	$1,863.1
Transfers of Ball’s PRC operations	30.6	(30.6)	–	–	–
Effects of foreign currency exchange rates and other	–	(36.4)	(0.7)	(0.5)	(37.6)
Balance at December 31, 2008	310.0	1,048.3	353.6	113.6	1,825.5
Acquisition of AB InBev plants	279.3	–	–	–	279.3
Sale of plastics pail business	–	–	–	(7.5)	(7.5)
Effects of foreign currency exchange rates and other	(0.5)	17.6	–	0.4	17.5
Balance at December 31, 2009	$588.8	$1,065.9	$353.6	$106.5	$2,114.8

There has been no impairment on the company’s goodwill since January 1, 2002.

Since January 1, 2002, the company has tested the recoverability of goodwill annually during the first quarter of each year. The testing was completed at the appropriate time, and no impairments resulted from this review. During the fourth quarter of 2009, Ball adopted a new accounting policy whereby our annual impairment test of goodwill is performed in the fourth quarter instead of the first quarter. The change in the company’s annual goodwill impairment testing date was made to coincide with the timing of the annual strategic planning process. As a result of the change, Ball performed the annual impairment tests again in the fourth quarter. No impairments resulted from the fourth quarter test.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

13.	Intangibles and Other Assets

	December 31,
($ in millions)	2009	2008

Intangibles and Other Assets:
Investments in affiliates	$86.2	$83.9
Intangible assets (net of accumulated amortization of $126.2 and $108.2 at December 31, 2009 and 2008, respectively)	126.7	104.4
Company-owned life insurance	111.0	78.4
Deferred tax asset	29.0	26.0
Other	67.7	79.3

	$420.6	$372.0

Total amortization expense of other intangible assets amounted to $17.4 million, $17.6 million and $17.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Based on intangible assets and foreign currency exchange rates as of December 31, 2009, total annual intangible asset amortization expense is expected to be between $10 million and $14 million for each of the years 2010 through 2014.

14.	Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. During 2005 and 2003, we entered into leases that qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $16.3 million and the fair market value of the assets, if less. Certain of the company’s leases in effect at December 31, 2009, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2009, require rental payments of $43.1 million, $32.8 million, $23.8 million, $16.3 million and $13.9 million for the years 2010 through 2014, respectively, and $22.5 million combined for all years thereafter. Lease expense for all operating leases was $78.8 million, $84.2 million and $85.3 million in 2009, 2008 and 2007, respectively.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

15.	Debt and Interest Costs

Short-term debt at December 31, 2009, includes current portion of long-term debt and $63.5 million outstanding under uncommitted bank facilities totaling $305 million. At December 31, 2008, $155.6 million was outstanding under uncommitted bank facilities totaling $332 million. The weighted average interest rate of the outstanding short-term facilities was 3.2 percent at December 31, 2009, and 5.7 percent at December 31, 2008.

Long-term debt and interest rates in effect at December 31 consisted of the following:

	2009			2008
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $1.3 in 2009 and $1.8 in 2008)		$509.0	$509.0		$509.0	$509.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.6 in 2009 and $0.7 in 2008)		$450.0	450.0		$450.0	450.0
7.125% Senior Notes, due September 2016 (excluding discount of $7.2 in 2009)		$375.0	375.0		$–	–
7.375% Senior Notes, due September 2019 (excluding discount of $8.1 in 2009)		$325.0	325.0		$–	–
Senior Credit Facilities, due October 2011
Term A Loan, British sterling denominated (2009 – 1.26%; 2008 – 3.21%)	₤	63.8	101.5	₤	74.4	109.5
Term B Loan, euro denominated (2009 – 1.23%; 2008 – 3.77%)		€227.5	326.1		€306.3	431.6
Term C Loan, Canadian dollar denominated (2009 – 1.24%; 2008 – 2.47%)	C$	114.0	108.6	C$	120.4	98.5
Term D Loan, U.S. dollar denominated (2009 – 0.98%; 2008 – 1.21%)		$300.0	300.0		$437.5	437.5
U.S. dollar multi-currency revolver borrowings (2009 – 0.98%; 2008 – 1.63%)		$2.3	2.3		$2.3	2.3
Euro multi-currency revolver borrowings (2008 – 4.09%)		€–	–		€128.2	180.8
British sterling multi-currency revolver borrowings (2009 – 1.26%; 2008 – 2.95%)	₤	20.9	33.3	₤	10.5	15.5
Industrial Development Revenue Bonds
Floating rates due through 2015 (2009 – 0.63% to 0.67%; 2008 – 1.2% to 1.3%)		$9.4	9.4		$9.4	9.4
Other (including discounts and premiums)	Various		(7.5)	Various		10.4
			2,532.7			2,254.5
Less: Current portion of long-term debt			(248.8)			(147.4)
			$2,283.9			$2,107.1

On August 20, 2009, Ball issued, at a price of 97.975 percent, $375 million of new 7.125 percent senior notes (effective yield to maturity of 7.5 percent) due in September 2016. Also on that date, Ball issued, at a price of 97.414 percent, $325 million of 7.375 percent senior notes (effective yield to maturity of 7.75 percent) due in September 2019. The majority of the proceeds from these financings was used to acquire certain assets from AB InBev on October 1, 2009. (See Note 3.) The remainder was used for general corporate purposes.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

15.	Debt and Interest Costs (continued)

As permitted, the company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated at $2.54 billion as of December 31, 2009, which approximated its carrying value of $2.53 billion. The fair value was $2.18 billion on December 31, 2008, as compared to its then carrying value of $2.25 billion. The fair value reflects the market rates at December 31 of each year for debt with similar credit ratings to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The senior credit facilities bear interest at variable rates and also include (1) a multi-currency, long-term revolving credit facility that provides the company with up to approximately $700 million and (2) a Canadian long-term revolving credit facility that provides the company with up to the equivalent of $35 million. Both revolving credit facilities expire in October 2011. At December 31, 2009, taking into account outstanding letters of credit, approximately $663 million was available under these revolving credit facilities.

Long-term debt obligations outstanding at December 31, 2009, have maturities of $248.8 million, $633.0 million, $509.4 million, $0.3 million and $0.3 million for the years ending December 31, 2010 through 2014, respectively, and $1,155.5 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with industrial development revenue bonds and certain self-insurance arrangements. Letters of credit outstanding at December 31, 2009 and 2008, were $36.4 million and $34.9 million, respectively, including industrial development bonds of $9.4 million at the end of both periods.

The notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 23 contains further details as well as condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries.

The company was in compliance with all loan agreements at December 31, 2009, 2008 and 2007, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

A summary of total interest cost paid and accrued follows:

($ in millions)	2009	2008	2007

Interest costs	$120.8	$144.9	$155.8
Amounts capitalized	(3.6)	(7.2)	(6.4)
Interest expense	$117.2	$137.7	$149.4

Interest paid during the year	$103.1	$132.4	$153.9

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16.	Taxes on Income

The amount of earnings before income taxes is:

($ in millions)	2009	2008	2007

U.S.	$315.3	$243.7	$155.0
Foreign	222.1	209.1	209.5
	$537.4	$452.8	$364.5
The provision for income tax expense is:

($ in millions)	2009	2008	2007
Current
U.S.	$85.8	$48.6	$18.0
State and local	17.2	12.2	7.0
Foreign	86.7	58.3	80.2
Uncertain tax positions	(2.6)	8.7	11.5
Total current	187.1	127.8	116.7

Deferred
U.S.	1.6	31.2	5.8
State and local	(0.8)	3.6	(0.9)
Foreign	(25.1)	(15.2)	(25.9)
Total deferred	(24.3)	19.6	(21.0)

Provision for income taxes	$162.8	$147.4	$95.7

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

($ in millions)	2009	2008	2007

Statutory U.S. federal income tax	$188.1	$158.5	$127.6
Increase (decrease) due to:
Foreign tax rate differences	(14.3)	(26.2)	(9.9)
Company-owned life insurance	(5.4)	2.5	(3.9)
Research and development tax credits	(1.0)	(5.0)	(4.5)
Manufacturing deduction	(4.4)	(3.6)	(3.3)
Net change in valuation allowance on foreign losses	(4.5)	4.1	–
State and local taxes, net	10.9	10.2	3.9
Uncertain tax positions, including interest	(2.6)	8.7	11.5
Statutory rate reduction and legislative changes	–	(4.5)	(10.4)
Basis differences for asset sales	(5.9)	–	–
Foreign subsidiary stock loss	–	–	(17.2)
Acquired tax attribute adjustment	(4.6)	–	–
Withholding and other foreign taxes, net	7.8	2.0	3.6
Other, net	(1.3)	0.7	(1.7)
Provision for taxes	$162.8	$147.4	$95.7
Effective tax rate expressed as a percentage of pretax earnings	30.3%	32.6%	26.3%

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16.	Taxes on Income (continued)

The 2009 effective rate of 30.3 percent was lower than in 2008 primarily due to tax benefits related to a higher tax basis in the sale of certain assets, the release of a valuation allowance on net operating losses in the Netherlands and a net release for uncertain tax positions primarily related to tax settlements in several foreign jurisdictions. These reductions were somewhat offset by an overall increase in the effective tax rate due to an increase in earnings mix in the U.S., which is the company’s highest tax rate jurisdiction, a reduction in research and development tax credits and an increased effective tax rate in China due to a phase in of increased tax rates and increased withholding taxes.

The higher effective rate in 2008 of 32.6 percent as compared to 2007 was due to increased tax expense as a result of nondeductible losses in the cash surrender value of certain company-owned life insurance plans and the inability to fully use Canadian net operating losses on plant closures. An increase in uncertain tax positions was somewhat offset by a tax benefit due to legislative changes in the United Kingdom.

In 2005 Ball Packaging Europe’s Serbian subsidiary was granted a tax holiday. Under the terms of the holiday, the earnings of this subsidiary are exempt from income taxation for a period of 10 years beginning in the first year the Serbian subsidiary has taxable earnings. As of December 31, 2009, the 10-year period had commenced and six years remain. In 1995 Ball Packaging Europe’s Polish subsidiary was granted a tax holiday. Under the terms of the holiday, an exemption was granted on manufacturing earnings for up to €39.5 million of income tax. The tax exemption was fully utilized as of December 31, 2007.

Net income tax payments were $200.4 million, $120.3 million and $63.6 million for 2009, 2008 and 2007, respectively.

The significant components of deferred tax assets and liabilities at December 31 were:

($ in millions)	2009	2008

Deferred tax assets:
Deferred compensation	$85.0	$76.0
Accrued employee benefits	123.2	95.5
Plant closure costs	17.0	33.5
Accrued pensions	114.5	116.5
Inventory and other reserves	23.6	24.1
Net operating losses and other tax attributes	39.5	48.4
Unrealized losses on foreign exchange and derivative transactions	5.6	42.7
Other	18.9	17.1
Total deferred tax assets	427.3	453.8
Valuation allowance	(31.0)	(24.0)
Net deferred tax assets	396.3	429.8
Deferred tax liabilities:
Depreciation	(247.0)	(266.1)
Goodwill and other intangible assets	(89.6)	(85.2)
Unrealized gains on derivative transactions	(13.1)	–
LIFO inventory reserves	(6.0)	(13.5)
Unrealized gains on equity securities	(4.5)	–
Other	(19.4)	(20.3)
Total deferred tax liabilities	(379.6)	(385.1)
Net deferred tax asset	$16.7	$44.7

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16.	Taxes on Income (continued)

At December 31, 2009 and 2008, the net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

($ in millions)	2009	2008

Deferred taxes and other current assets	$61.8	$91.1
Intangibles and other assets, net	29.0	26.0
Other current liabilities	(10.9)	–
Deferred taxes and other liabilities	(63.2)	(72.4)
Net deferred tax asset	$16.7	$44.7

At December 31, 2009, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $29.7 million with a related tax benefit of $7.9 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, with no expiration date, of $61.5 million with a related tax benefit of $19.3 million. Due to the uncertainty of ultimate realization, these European and Canadian benefits have been fully offset by valuation allowances. At December 31, 2009, the company had alternative minimum tax credit carryforwards of $5.1 million and foreign tax credit carryforwards of $5.8 million; however, due to the uncertainty of realization of the entire foreign tax credit, a valuation allowance of $3.8 million has been applied to reduce the carrying value to $2.0 million.

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2009	2008	2007

Balance at January 1	$48.8	$41.1	$45.8
Additions based on tax positions related to the current year	9.4	5.6	3.9
Additions for tax positions of prior years	5.6	3.1	7.6
Reductions for settlements	(9.2)	–	–
Transfer to other current liabilities for settlement	–	–	(18.4)
Reductions due to lapse of statute of limitations	(8.4)	–	–
Effect of foreign currency exchange rates	(0.3)	(1.0)	2.2
Balance at December 31	$45.9	$48.8	$41.1

Balance sheet classification:
Other current liabilities	$4.2	$4.2	$4.2
Deferred taxes and other liabilities	41.7	44.6	36.9
Total	$45.9	$48.8	$41.1

The annual provisions for income taxes included a tax benefit of $2.6 million in 2009 and tax expense of $8.7 million and $11.5 million in 2008 and 2007, respectively.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16.	Taxes on Income (continued)

The amount of unrecognized tax benefits at December 31, 2009, that, if recognized, would reduce tax expense is $45.9 million. At this time there are no positions where the unrecognized tax benefit is expected to increase or decrease significantly within the next 12 months. U.S. federal and state income tax returns filed for the years 2005 to 2008 are open for audit. The income tax returns filed in Europe for the years 2004 through 2008 are also open for audit. The company’s significant filings in Europe are in Germany, France, the Netherlands, Poland, Serbia and the United Kingdom.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $3.5 million, $3.1 million and $2.7 million of additional income tax expense in 2009, 2008 and 2007, respectively, for potential interest on these items. The accrual for uncertain tax positions at December 31, 2009, includes $8.5 million representing potential interest expense. No penalties have been accrued.

Management’s intention is to indefinitely reinvest undistributed foreign earnings of Ball’s controlled foreign corporations and, as a result, no U.S. income or foreign withholding tax provision has been made. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

17.	Employee Benefit Obligations

	December 31,
($ in millions)	2009	2008

Total defined benefit pension liability	$603.7	$622.3
Less current portion	(26.1)	(26.3)
Long-term defined benefit pension liability	577.6	596.0
Retiree medical and other postemployment benefits	193.0	178.4
Deferred compensation plans	199.9	176.3
Other	42.7	30.7
	$1,013.2	$981.4

Certain management employees may elect to defer the payment of all or a portion of their annual incentive compensation into the company’s deferred compensation plan and/or the company’s deferred compensation stock plan. The employee becomes a general unsecured creditor of the company with respect to amounts deferred. Amounts deferred into the deferred compensation stock plan receive a 20 percent company match with a maximum match of $20,000 per year. Amounts deferred into the stock plan are represented in the participant's account as stock units, with each unit having a value equivalent to one share of Ball’s common stock. Participants in the stock plan are allowed to reallocate a prescribed number of units to other notional investment funds subject to specified time constraints.

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2009 and 2008 follows:

	2009				2008
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$888.2	$520.4		$1,408.6	$839.9	$624.7		$1,464.6
Service cost	42.5	5.8		48.3	42.8	8.0		50.8
Interest cost	53.6	30.7		84.3	51.0	33.1		84.1
Benefits paid	(58.7)	(36.2)		(94.9)	(59.9)	(37.6)		(97.5)
Net actuarial gain	48.0	55.9		103.9	2.1	(29.2)		(27.1)
Special termination benefits	–	–		–	7.7	–		7.7
Effect of exchange rates	–	32.9		32.9	–	(79.8)		(79.8)
Plan amendments and other	4.1	0.6		4.7	4.6	1.2		5.8
Benefit obligation at year end	977.7	610.1		1,587.8	888.2	520.4		1,408.6
Change in plan assets:
Fair value of assets at prior year end	612.5	178.4		790.9	795.5	273.2		1,068.7
Actual return on plan assets	115.4	30.7		146.1	(160.4)	(37.0)		(197.4)
Employer contributions	88.0	8.2		96.2	37.3	9.8		47.1
Contributions to unfunded German plans (a)	–	24.3		24.3	–	26.0		26.0
Benefits paid	(58.7)	(36.2)		(94.9)	(59.9)	(37.6)		(97.5)
Effect of exchange rates	–	22.8		22.8	–	(56.8)		(56.8)
Other	(1.5)	0.5		(1.0)	–	0.8		0.8
Fair value of assets at end of year	755.7	228.7		984.4	612.5	178.4		790.9
Funded status	$(222.0)	$(381.4	)(a)	$(603.4)	$(275.7)	$(342.0	)(a)	$(617.7)

(a)
The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $330.8 million and $302.7 million of the total unfunded status at December 31, 2009 and 2008, respectively.

Amounts recognized in the consolidated balance sheets for the funded status at December 31 consisted of:

	2009			2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$–	$0.3	$0.3	$–	$4.6	$4.6
Defined benefit pension liabilities	(222.0)	(381.7)	(603.7)	(275.7)	(346.6)	(622.3)
	$(222.0)	$(381.4)	$(603.4)	$(275.7)	$(342.0)	$(617.7)

Amounts recognized in accumulated other comprehensive earnings (loss) at December 31 consisted of:

	2009			2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net loss	$379.0	$65.0	$444.0	$396.0	$21.0	$417.0
Net prior service credit	7.1	(3.5)	3.6	2.4	(3.6)	(1.2)
Tax effect and foreign exchange rates	(152.4)	(31.4)	(183.8)	(157.3)	(11.8)	(169.1)
	$233.7	$30.1	$263.8	$241.1	$5.6	$246.7

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employee Benefit Obligations (continued)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $956 million and $873.1 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $550.8 million and $479.8 million at December 31, 2009 and 2008, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2009				2008
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$977.7	$422.6		$1,400.3	$888.2	$476.8		$1,365.0
Accumulated benefit obligation	956.0	409.7		1,365.7	873.1	436.3		1,309.4
Fair value of plan assets	755.7	81.9	(a)	837.6	612.5	130.2	(a)	742.7

(a)
The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $330.8 million and $302.7 million at December 31, 2009 and 2008, respectively.

Components of net periodic benefit cost were:

	2009			2008			2007
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$42.5	$5.8	$48.3	$42.8	$8.0	$50.8	$40.9	$8.9	$49.8
Interest cost	53.6	30.7	84.3	51.0	33.1	84.1	47.1	30.5	77.6
Expected return on plan assets	(63.9)	(14.1)	(78.0)	(64.0)	(18.0)	(82.0)	(54.5)	(18.5)	(73.0)
Amortization of prior service cost	0.8	(0.3)	0.5	1.0	(0.5)	0.5	0.9	(0.5)	0.4
Recognized net actuarial loss	12.4	3.7	16.1	10.3	3.6	13.9	13.5	5.0	18.5
Curtailment loss, including special termination benefits	1.2	–	1.2	11.1	–	11.1	0.8	2.1	2.9
Subtotal	46.6	25.8	72.4	52.2	26.2	78.4	48.7	27.5	76.2
Non-company sponsored plans	1.5	–	1.5	1.6	–	1.6	1.3	0.1	1.4
Net periodic benefit cost	$48.1	$25.8	$73.9	$53.8	$26.2	$80.0	$50.0	$27.6	$77.6
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $21.9 million and $1 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $55 million in 2010. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $78 million, $80 million, $83 million, $87 million and $91 million for the years ending December 31, 2010 through 2014, respectively, and a total of $520 million for the years 2015 through 2019. Payments to participants in the unfunded German plans are expected to be approximately $24 million to $25 million in each of the years 2010 through 2014 and a total of $113 million for the years 2015 through 2019.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employee Benefit Obligations (continued)

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.25%	6.25%	5.00%	7.00%	5.75%
Rate of compensation increase	4.80%	4.80%	4.80%	3.50%	3.50%	3.50%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2009	2008	2007	2009	2008	2007
Discount rate	5.75%	6.10%	5.70%	5.00%	5.75%	5.50%
Rate of compensation increase	4.25%	3.80%	4.00%	2.75%	2.75%	2.75%
Pension increase (a)	3.40%/2.50%	2.50%	3.10%	1.75%	1.75%	1.75%

(a)	For the United Kingdom, the first percentage in 2009 applies to benefits earned between January 1, 1995, and June 30, 2008, and the second percentage applies to benefits earned after June 30, 2008.

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2009, will be used to determine net periodic benefit cost for 2010. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $2.7 million increase in the 2010 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $3.2 million of additional pension expense in 2010.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.25%	6.00%	7.00%	5.75%	5.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	8.25%	8.25%	8.25%	7.26%	6.76%	6.82%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2009	2008	2007	2009	2008	2007
Discount rate	6.10%	5.70%	5.00%	5.75%	5.50%	4.50%
Rate of compensation increase	3.80%	4.00%	4.00%	2.75%	2.75%	2.75%
Pension increase (a)	2.90%/2.50%	3.10%	2.75%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	7.00%	7.25%	7.25%	N/A	N/A	N/A

(a)	For the United Kingdom, the first percentage in 2009 applies to benefits earned between January 1, 1995, and June 30, 2008, and the second percentage applies to benefits earned after June 30, 2008.

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employee Benefit Obligations (continued)

In selecting the U.S. discount rate for December 31, 2009, several benchmarks were considered, including Moody's long-term corporate bond yield for Aa bonds and the Citigroup Pension Liability Index. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated Aa or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2009, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2009, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

The assumption related to the expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits over the life of the plans. The assumption was based upon Ball’s pension plan asset allocations, investment strategies and the views of investment managers and other large pension plan sponsors. Some reliance was placed on historical asset returns of our plans. An asset-return model was used to project future asset returns using simulation and asset class correlation. The analysis included expected future risk premiums, forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indexes, expected inflation and real risk-free interest rate assumptions and the fund’s expected asset allocation.

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $968.1 million for 2009, $1,052.4 million for 2008 and $853 million for 2007.

Included in other comprehensive earnings, net of the related tax effect, were increases in pension and other postretirement item obligations of $22.6 million and $147.8 million in 2009 and 2008, respectively, and a decrease in pension and other postretirement item obligations of $57.9 million in 2007.

For pension plans, accumulated gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants.

Defined Benefit Pension Plan Assets

Policies and Allocation Information

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employee Benefit Obligations (continued)

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2009:

	U.S.		Canada (c)		United Kingdom

Cash and cash equivalents	0-10%		0-10%		–
Equity securities	30-75	% (a)	20-40	% (d)	56-62	% (e)
Fixed income securities	25-70	% (b)	65-75%		38-44%
Alternative investments	0-35%		–		–

a)
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
(c)
Does not include assets held in immunized portfolios designated for closed plants. These portfolios must consist of at least 85 percent fixed income securities and up to 15 percent cash and short-term investments. They can consist of up to 100 percent Canadian federal or provincial securities. The immunized portfolio assets represented approximately 45 percent of the total Canadian assets at December 31, 2009.

(d)	May include between 10 percent and 20 percent non-Canadian equity securities.
(e)	Equity securities must consist of United Kingdom securities and up to 44 percent foreign securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually are within the established targets for each country, were as follows at December 31:

	2009	2008
Cash and cash equivalents	3%	1%
Equity securities	40%	43%
Fixed income securities	47%	47%
Alternative investments	10%	9%
	100%	100%

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

Cash and cash equivalents: Cash and cash equivalents consist of cash on deposit with brokers and short-term U.S. Treasury money market funds and are net of receivables and payables for securities traded at the period end but not yet settled. All cash and cash equivalents are stated at cost, which approximates fair value.

Corporate equity securities: Valued at the closing price reported on the active market on which the individual security is traded.

U.S. government and agency securities: Valued at closing price reported in the active market in which the individual security is traded. Other U.S. governmental and agency securities are valued using the pricing of similar agency issues, live trading feeds from several vendors and/or benchmark yields.

Corporate bonds and notes: Valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be prioritized differently at certain times based on market conditions.

Mutual funds: Valued at the net asset value (NAV) of shares held by the plans at year end. The NAV is calculated based on the underlying shares and investments held by the fund.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employee Benefit Obligations (continued)

Limited partnerships and other: Certain of the partnership investments receive fair market valuations on a quarterly basis. Certain other partnerships invest in market-traded securities, both on a long and short basis. These investments are valued using quoted market prices. For the partnership that invests in timber properties, a detailed valuation is performed by an independent appraisal firm every three years. In the interim years, the investment manager updates the independently prepared valuation for property value changes, timber growth, harvesting, etc.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets as of December 31, 2009, are summarized in the tables below:

($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$–	$48.7	$–	$48.7
Corporate equity securities	121.5	–	–	121.5
U.S. government and agency securities	50.4	95.8	–	146.2
Corporate bonds and notes	–	211.2	–	211.2
Mutual funds	–	192.2	–	192.2
Limited partnerships and other	–	1.7	34.2	35.9
Total assets	$172.9	$548.6	$34.2	$755.7

The following is a reconciliation of the Level 3 assets for the year ended December 31, 2009:

Balance at December 31, 2008	$34.7
Actual return on plan assets relating to assets still held at the reporting date	(0.6)
Purchases, sales and settlements	0.1
Balance at December 31, 2009	$34.2

Level 2

Canadian pension assets, at fair value:
Equity mutual funds	$15.8
Fixed income mutual funds	35.9
Fixed income securities	43.5
Total assets	$95.2

Level 2
U.K. pension assets, at fair value:
U.K. equity mutual funds	$46.3
Foreign equity mutual funds	34.2
U.K. fixed income mutual funds	53.0
Net assets	$133.5

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employee Benefit Obligations (continued)

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

An analysis of the change in other postretirement benefit accruals for 2009 and 2008 follows:

($ in millions)	2009	2008

Change in benefit obligation:
Benefit obligation at prior year end	$177.7	$178.0
Service cost	3.0	3.2
Interest cost	10.8	10.5
Benefits paid	(12.8)	(9.5)
Net actuarial loss (gain)	8.5	(0.3)
Business acquisition	1.6	–
Effect of exchange rates and other	3.0	(4.2)
Benefit obligation at year end	191.8	177.7
Change in plan assets:
Fair value of assets at prior year end	–	–
Benefits paid	(12.9)	(10.2)
Employer contributions	12.8	9.5
Medicare Part D subsidy	0.1	0.7
Fair value of assets at end of year	–	–
Funded status	$(191.8)	$(177.7)

Components of net periodic benefit cost were:

($ in millions)	2009	2008	2007

Service cost	$3.0	$3.2	$3.1
Interest cost	10.8	10.5	10.2
Amortization of prior service cost	0.4	0.3	0.4
Recognized net actuarial gain	0.4	0.4	0.6
Net periodic benefit cost	$14.6	$14.4	$14.3

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $1.1 million and $0.4 million, respectively.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated gains and losses, the prior service cost and the transition asset are amortized over the average remaining service period of active participants.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17.	Employee Benefit Obligations (continued)

For the U.S. health care plans at December 31, 2009, a 9 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2014 and remain at that level thereafter. For the Canadian plans, a 8.5 percent health care cost trend rate was used, which was assumed to decrease to 5 percent by 2017 and remain at that level in subsequent years.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would increase or decrease the total of service and interest cost by $0.4 million and the postretirement benefit obligation by approximately $5.7 million to $6.5 million.

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $21.8 million, $20.7 million and $20.8 million for 2009, 2008 and 2007, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $8.4 million and $8.7 million of additional compensation expense related to this program for the years 2008 and 2007, respectively. There was no matching contribution for 2009.

In 2009 the company’s 401(k) plan matching contributions could not exceed $9,800 per employee and the limit on employee contributions was $16,500 per employee.

18.	Shareholders’ Equity

At December 31, 2009, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under the company's shareholder Rights Agreement dated July 26, 2006, as amended, one preferred stock purchase right (Right) is attached to each outstanding share of Ball Corporation common stock. Subject to adjustment, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $185 per Right. Subject to certain limited exceptions for passive investors, if a person or group acquires 10 percent or more of the company's outstanding common stock (or upon occurrence of certain other events), the Rights (other than those held by the acquiring person) become exercisable and generally entitle the holder to purchase shares of Ball Corporation common stock at a 50 percent discount. The Rights, which expire in 2016, are redeemable by the company at a redemption price of $0.001 cent per Right and trade with the common stock. Exercise of such Rights would cause substantial dilution to a person or group attempting to acquire control of the company without the approval of Ball’s board of directors. The Rights would not interfere with any merger or other business combinations approved by the board of directors.

The company’s share repurchases, net of issuances, totaled $5.1 million in 2009, $299.6 million in 2008 and $211.3 million in 2007. The net repurchases in 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 675,000 shares. Additionally, in 2007 net repurchases included a $51.9 million settlement on January 5, 2007, of a forward contract entered into in December 2006 for the repurchase of 1,200,000 shares.

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

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3 million in 2009 and $3.2 million each in 2008 and 2007.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18.	Shareholders’ Equity (continued)

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items, Net of Tax	Effective Derivatives, Net of Tax	Gain on Available for Sale Securities, Net of Tax	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2006	$131.8	$(161.9)	$0.6	$–	$(29.5)
2007 change	90.0	57.9	(11.5)	–	136.4
December 31, 2007	221.8	(104.0)	(10.9)	–	106.9
2008 change	(48.2)	(147.8)	(93.4)	–	(289.4)
December 31, 2008	173.6	(251.8)	(104.3)	–	(182.5)
2009 change	6.6	(22.6)	127.7 (a)	7.0	118.7
December 31, 2009	$180.2	$(274.4)	$23.4	$7.0	$(63.8)

(a)	The change in accumulated other comprehensive earnings (loss) for effective derivatives was as follows for the year ended December 31, 2009:

Losses reclassified into earnings (Note 21):
Commodity contracts	$96.4
Interest rate and foreign currency contracts	7.4
103.8
Change in fair value of cash flow hedges:
Commodity contracts	93.0
Interest rate and foreign currency contracts	(6.2)
Foreign currency and tax impacts	(62.9)
$127.7

Management’s intention is to indefinitely reinvest foreign earnings. Therefore, no taxes have been provided on the foreign currency translation component for any period. The change in the pension and other postretirement items is presented net of related tax benefits of $15.2 million and $93.9 million for 2009 and 2008, respectively, and related tax expense of $31.3 million for 2007. The change in the effective financial derivatives is presented net of related tax expense of $58.9 million in 2009 and related tax benefits of $42.5 million and $3.2 million for 2008 and 2007, respectively.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19.	Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2009, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	5,227,647	$35.72	1,927,197	$11.78
Granted	1,236,300	40.08	1,236,300	10.65
Vested			(615,704)	11.54
Exercised	(572,233)	21.34
Canceled/forfeited	(77,526)	46.23	(77,526)	11.52
End of period	5,814,188	37.92	2,470,267	11.28
Vested and exercisable, end of period	3,343,921	33.05
Reserved for future grants	2,244,508

The options granted in January 2009 included 740,584 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at December 31, 2009, was 6.1 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $80.1 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2009, was 4.5 years and the aggregate intrinsic value was $62.4 million. The company received $12.2 million from options exercised during 2009. The intrinsic value associated with these exercises was $15 million, and the associated tax benefit reported as other financing activities in the consolidated statement of cash flows was $5.5 million. The total fair value of options vested during 2009, 2008 and 2007 was $7.1 million, $6 million and $5 million, respectively.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in 2009, 2008 and 2007 have estimated weighted average fair values at the date of grant of $10.65 per share, $12.82 per share and $11.22 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2009 Grants	2008 Grants	2007 Grants

Expected dividend yield	1.0%	0.80%	0.81%
Expected stock price volatility	29.83%	24.48%	17.94%
Risk-free interest rate	1.74%	2.99%	4.55%
Expected life of options	5.25 years	5.25 years	4.75 years

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19.	Stock-Based Compensation Programs (continued)

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier in stages if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Grants under the plan are accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. The company recorded $1.6 million, $3.8 million and $6.5 million of expense in connection with this program in 2009, 2008 and 2007, respectively. No awards have been made since April 2007.

The company’s board of directors grants performance-contingent restricted stock units to key employees, which will cliff-vest if the company’s return on average invested capital during either a 36-month or 33-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of 2009 for any grants. Restricted stock units granted under this program included 193,450 units in January 2009, 246,650 units in April 2008 and 170,000 units in April 2007. The expense associated with the performance-contingent grants totaled $9.9 million, $6.2 million and $2.2 million in 2009, 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, the company recognized in selling, general and administrative expenses pretax expense of $26.5 million ($16 million after tax), $20.5 million ($12.4 million after tax) and $15.9 million ($9.6 million after tax), respectively, for share-based compensation arrangements. These amounts represented $0.17 per both basic and diluted share in 2009, $0.13 per both basic and diluted share in 2008; and $0.10 per basic share and $0.09 per diluted share in 2007. At December 31, 2009, there was $36.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.2 years.

20.	Earnings Per Share

	Years ended December 31,
($ in millions, except per share amounts; shares in thousands)	2009	2008	2007

Diluted Earnings per Share:
Net earnings attributable to Ball Corporation	$387.9	$319.5	$281.3

Weighted average common shares	93,786	95,857	101,186
Effect of dilutive securities	1,203	1,162	1,574
Weighted average shares applicable to diluted earnings per share	94,989	97,019	102,760

Diluted earnings per share	$4.08	$3.29	$2.74

Certain options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The options excluded totaled 2,863,914 in 2009; 2,484,579 in 2008; and 1,396,325 in 2007.

Information needed to compute basic earnings per share is provided in the consolidated statements of earnings.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21.	Financial Instruments and Risk Management

Policies and Procedures

In the ordinary course of business, Ball employs established risk management policies and procedures, which seek to reduce Ball’s exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

Commodity Price Risk

Ball’s metal beverage container operations in North America, Europe and Asia manage commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of Ball’s North American metal beverage packaging net sales. Second, Ball uses certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

Most of the plastic packaging, Americas, sales contracts include provisions to fully pass through resin cost changes. As a result, Ball has minimal exposure related to changes in the cost of plastic resin. Most metal food and household products packaging, Americas, sales contracts either include provisions permitting Ball to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel costs. In 2009 and 2008, Ball was able to pass through to customers the majority of steel cost increases. Ball anticipates at this time that it will be able to pass through the majority of the steel price increases that occur over the next 12 months.

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.1 billion and $1.4 billion at December 31, 2009 and 2008, respectively. The aluminum contracts include derivative instruments that are undesignated and receive mark-to-market accounting, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at December 31, 2009, within accumulated other comprehensive earnings is a net after-tax gain of $27.2 million associated with these contracts. However, a net loss of $2.9 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, which will be passed through to customers by higher revenue from sales contracts resulting in no earnings impact to Ball.

During the fourth quarter of 2008, Ball recorded a pretax charge of $11.5 million for mark-to-market losses related to aluminum derivative instruments, which were no longer deemed highly effective for hedge accounting purposes. These losses were largely recovered in 2009 through customer contracts.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21.	Financial Instruments and Risk Management (continued)

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball uses a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2009, included pay-fixed interest rate swaps and interest rate collars. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments. Collars create an upper and lower threshold within which interest rates will fluctuate.

At December 31, 2009, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million ($193.5 million) paying fixed rates expiring within the next three years. An approximate $5.2 million net after-tax loss associated with these contracts is included in accumulated other comprehensive earnings at December 31, 2009, of which $4.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. At December 31, 2009, the company had outstanding interest rate collars in the U.S. totaling $50 million that expired at the end of January 2010. Ball additionally has $100 million of forward rate agreements expiring in February 2010. The value of these contracts in accumulated other comprehensive earnings at December 31, 2009, was insignificant. Approximately $2.1 million of net gain related to the termination or dedesignation of hedges is included in accumulated other comprehensive earnings at December 31, 2009. The amount recognized in 2009 earnings related to the dedesignation of hedges was insignificant.

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At December 31, 2009, the company had inflation options in Europe with notional amounts of €115 million ($164.8 million). These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at December 31, 2009, was €1 million and the option contracts expire within the next three years.

The fair value of derivatives generally reflects the estimated amounts that we would pay or receive upon termination of the contracts at December 31, taking into account any unrealized gains and losses on open contracts. The unrealized pretax loss on interest rate derivative contracts was $7.3 million and $10.6 million at December 31, 2009 and 2008, respectively.

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Such contracts outstanding at December 31, 2009, expire within 12 months, and the amounts included in accumulated other comprehensive earnings related to these contracts were not significant.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21.	Financial Instruments and Risk Management (continued)

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2009 and 2008, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair value of debt is discussed in Note 15 to the consolidated financial statements.

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2009, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

At December 31, 2009, the company’s investment in shares of DigitalGlobe (as discussed in Note 4) was measured using Level 1 inputs, and net receivables totaling $11.2 million related to the European scrap metal program were classified as Level 2 within the fair value hierarchy.

Fair Value of Derivative Instruments as of December 31, 2009

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$36.2	$51.7	$87.9
Foreign currency contracts	0.1	12.1	12.2
Total current derivative contracts	$36.3	$63.8	$100.1

Noncurrent commodity contracts	$40.1	$39.1	$79.2
Other contracts	−	1.4	1.4
Total noncurrent derivative contracts	$40.1	$40.5	$80.6

Liabilities:
Commodity contracts	$27.5	$51.9	$79.4
Foreign currency contracts	0.6	3.2	3.8
Total current derivative contracts	$28.1	$55.1	$83.2

Noncurrent commodity contracts	$1.9	$38.9	$40.8
Interest rate contracts	7.2	−	7.2
Total noncurrent derivative contracts	$9.1	$38.9	$48.0

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21.	Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss) for the year ended December 31, 2009:

($ in millions)	Cash Flow Hedge– Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(96.4)	$(5.1)
Interest rate contracts (b)	(8.1)	–
Inflation option contracts (c)	–	(0.1)
Equity contracts (d)	–	3.2
Foreign currency contracts (e)	0.7	6.5
Total:	$(103.8)	$4.5

(a)
Gains and losses on commodity contracts are primarily recorded in cost of sales in the consolidated statement of earnings. Virtually all these expenses were passed through to our customers, resulting in no significant impact to earnings.

(b)	Losses on interest contracts are recorded in interest expense in the consolidated statement of earnings.
(c)	Gains and losses on inflation options are recorded in cost of sales in the consolidated statement of earnings.
(d)	Gains and losses on equity put option contracts are recorded in selling, general and administrative expenses in the consolidated statement of earnings.
(e)
Gains and losses on foreign currency contracts to hedge sales of product are recorded in cost of sales (amounting to a $2.6 million loss for the year, excluding any ineffectiveness). Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the consolidated statement of earnings and amounted to a $9.8 million gain for the year.

Gains and losses resulting from ineffective cash flow hedges are not significant and are included above in the gain or loss on derivatives not designated as hedge instruments.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

22.	Quarterly Results of Operations (Unaudited)

The company’s fiscal years end on December 31 and the fiscal quarters generally end on the Sunday nearest the calendar quarter end.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2009
Net sales	$1,585.6	$1,926.2	$1,969.1	$1,864.4	$7,345.3
Gross profit (a)	215.3	272.2	298.0	238.4	1,023.9
Earnings before taxes	$100.4	$176.7	$150.6	$109.7	$537.4
Net earnings	$69.6	$133.5	$103.8	$81.5	$388.4
Net earnings attributable to Ball Corporation	$69.5	$133.3	$103.7	$81.4	$387.9
Basic earnings per share (b)	$0.74	$1.42	$1.10	$0.87	$4.14
Diluted earnings per share (b)	$0.73	$1.40	$1.09	$0.85	$4.08

2008
Net sales	$1,740.2	$2,080.3	$2,008.2	$1,732.8	$7,561.5
Gross profit (a)	236.6	275.3	264.0	184.9	960.8
Earnings before taxes	$117.2	$140.9	$144.7	$50.0	$452.8
Net earnings	$83.9	$100.1	$102.0	$33.9	$319.9
Net earnings attributable to Ball Corporation	$83.8	$100.0	$101.9	$33.8	$319.5
Basic earnings per share (b)	$0.86	$1.03	$1.07	$0.36	$3.33
Diluted earnings per share (b)	$0.85	$1.02	$1.05	$0.36	$3.29

(a)	Gross profit is shown after depreciation related to cost of sales of $249.9 million and $260.3 million for the years ended December 31, 2009 and 2008, respectively.
(b)
Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

In the fourth quarter of 2009, the company identified that ending inventory was not properly valued in its metal beverage packaging, Americas and Asia, segment. As a result, a cumulative $15.9 million pretax out-of-period adjustment was recorded in cost of sales in the fourth quarter of 2009, which should have impacted the prior three quarters of 2009 and the fourth quarter of 2008. Had the inventory been properly valued, pretax earnings would have been higher by $15.9 million ($9.7 million after tax or $0.11 per diluted share) in the fourth quarter of 2009 and 2009 full-year pretax earnings would have been higher by $7.1 million ($4.3 million after tax or $0.05 per diluted share). Pretax earnings for the fourth quarter and full year of 2008 would have been lower by $7.1 million ($4.3 million after tax or $0.04 per diluted share). Pretax earnings in the first and second quarters of 2009 would have been lower by $2.2 million ($1.3 million after tax or $0.01 per diluted share) and $13.9 million ($8.5 million after tax and $0.09 per diluted share), respectively. The third quarter 2009 pretax earnings would have been higher by $7.3 million ($4.4 million after tax and $0.04 per diluted share). Management has assessed the impact of these adjustments and does not believe these amounts are quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements or to full-year results of operations for 2009 or 2008.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

22.	Quarterly Results of Operations (Unaudited) (continued)

The unaudited quarterly results of operations included business consolidation and other costs and other significant items that affected the company’s operating performance. A summary of the items in 2009 and 2008 follows (all amounts are shown after tax):

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2009
Gain (loss) on dispositions (Note 4)	$–	$30.7	$–	$(0.3)	$30.4
Business consolidation and other activities (Note 6)	(3.1)	(9.8)	(8.8)	1.3	(20.4)
Business acquisition costs (Note 3)	–	(1.8)	(5.5)	0.1	(7.2)
	$(3.1)	$19.1	$(14.3)	$1.1	$2.8
Basic earnings per share	$(0.03)	$0.20	$(0.15)	$0.01	$0.03
Diluted earnings per share	$(0.03)	$0.20	$(0.15)	$0.01	$0.03

2008
Gain on sale of investment (Note 5)	$4.4	$–	$–	$–	$4.4
Business consolidation and other activities (Note 6)	–	(8.1)	(7.2)	(19.6)	(34.9)
	$4.4	$(8.1)	$(7.2)	$(19.6)	$(30.5)
Basic earnings per share	$0.05	$(0.08)	$(0.08)	$(0.20)	$(0.32)
Diluted earnings per share	$0.05	$(0.08)	$(0.08)	$(0.20)	$(0.32)

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23.	Subsidiary Guarantees of Debt

As discussed in Note 15, the company’s notes payable and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic wholly owned subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The senior credit facilities are secured by: (1) a pledge of 100 percent of the stock owned by the company in its material direct and indirect majority-owned domestic subsidiaries and (2) a pledge of the company’s stock, owned directly or indirectly, of certain foreign subsidiaries, which equals 65 percent of the stock of each such foreign subsidiary. The following is condensed, consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2009
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,184.3	$2,161.0	$–	$7,345.3

Costs and expenses
Cost of sales (excluding depreciation)	–	4,366.6	1,704.9	–	6,071.5
Depreciation and amortization	3.4	173.4	108.4	–	285.2
Selling, general and administrative	54.5	187.8	86.3	–	328.6
Business consolidation and other costs	10.3	29.7	4.5	–	44.5
Gain on dispositions	–	(39.1)	–	–	(39.1)
Equity in results of subsidiaries	(429.6)	–	–	429.6	–
Intercompany license fees	(46.9)	43.3	3.6	–	–
	(408.3)	4,761.7	1,907.7	429.6	6,690.7

Earnings (loss) before interest and taxes	408.3	422.6	253.3	(429.6)	654.6
Interest expense	(48.8)	(42.1)	(26.3)	–	(117.2)
Earnings (loss) before taxes	359.5	380.5	227.0	(429.6)	537.4
Tax provision	28.4	(138.9)	(52.3)	–	(162.8)
Equity in results of affiliates	–	0.7	13.1	–	13.8
Net earnings (loss)	387.9	242.3	187.8	(429.6)	388.4
Less earnings attributable to noncontrolling interests	–	–	(0.5)	–	(0.5)
Net earnings (loss) attributable to Ball Corporation	$387.9	$242.3	$187.3	$(429.6)	$387.9

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23.	Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2008
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,330.7	$2,338.4	$(107.6)	$7,561.5

Costs and expenses
Cost of sales (excluding depreciation)	–	4,577.8	1,870.2	(107.6)	6,340.4
Depreciation and amortization	3.6	181.5	112.3	–	297.4
Selling, general and administrative	30.2	176.7	81.3	–	288.2
Business consolidation and other costs	0.8	42.6	8.7	–	52.1
Gain on sale of investment	–	(7.1)	–	–	(7.1)
Equity in results of subsidiaries	(320.5)	–	–	320.5	–
Intercompany license fees	(72.8)	69.7	3.1	–	–
	(358.7)	5,041.2	2,075.6	212.9	6,971.0

Earnings (loss) before interest and taxes	358.7	289.5	262.8	(320.5)	590.5
Interest expense	(37.5)	(50.8)	(49.4)	–	(137.7)
Earnings (loss) before taxes	321.2	238.7	213.4	(320.5)	452.8
Tax provision	(1.7)	(96.8)	(48.9)	–	(147.4)
Equity in results of affiliates	–	0.6	13.9	–	14.5
Net earnings (loss)	319.5	142.5	178.4	(320.5)	319.9
Less earnings attributable to noncontrolling interests	–	–	(0.4)	–	(0.4)
Net earnings (loss) attributable to Ball Corporation	$319.5	$142.5	$178.0	$(320.5)	$319.5

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2007
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,499.1	$2,101.4	$(125.2)	$7,475.3
Legal settlement	–	(85.6)	–	–	(85.6)
Total net sales	–	5,413.5	2,101.4	(125.2)	7,389.7

Costs and expenses
Cost of sales (excluding depreciation)	–	4,709.1	1,642.6	(125.2)	6,226.5
Depreciation and amortization	3.4	179.0	98.6	–	281.0
Selling, general and administrative	71.3	168.7	83.7	–	323.7
Business consolidation and other costs	–	41.9	2.7	–	44.6
Equity in results of subsidiaries	(298.7)	–	–	298.7	–
Intercompany license fees	(71.0)	69.5	1.5	–	–
	(295.0)	5,168.2	1,829.1	173.5	6,875.8

Earnings (loss) before interest and taxes	295.0	245.3	272.3	(298.7)	513.9
Interest expense	(34.3)	(53.4)	(61.7)	–	(149.4)
Earnings (loss) before taxes	260.7	191.9	210.6	(298.7)	364.5
Tax provision	20.6	(58.3)	(58.0)	–	(95.7)
Equity in results of affiliates	–	1.7	11.2	–	12.9
Net earnings (loss)	281.3	135.3	163.8	(298.7)	281.7
Less earnings attributable to noncontrolling interests	–	–	(0.4)	–	(0.4)
Net earnings (loss) attributable to Ball Corporation	$281.3	$135.3	$163.4	$(298.7)	$281.3

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23.	Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2009
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS
Current assets
Cash and cash equivalents	$111.3	$0.1	$99.2	$–	$210.6
Receivables, net	(0.1)	154.2	394.1	–	548.2
Inventories, net	–	669.0	275.2	–	944.2
Cash collateral – receivable	–	14.2	–	–	14.2
Current derivative contracts	11.8	49.5	38.8	–	100.1
Current deferred taxes and other current assets	9.7	76.4	19.9	–	106.0
Total current assets	132.7	963.4	827.2	–	1,923.3
Property, plant and equipment, net	22.2	1,113.7	813.1	–	1,949.0
Investment in subsidiaries	2,816.2	289.7	81.0	(3,186.9)	–
Goodwill	–	1,016.5	1,098.3	–	2,114.8
Noncurrent derivative contracts	–	32.4	48.2	–	80.6
Intangibles and other assets, net	126.2	162.7	131.7	–	420.6
Total Assets	$3,097.3	$3,578.4	$2,999.5	$(3,186.9)	$6,488.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$75.0	$1.8	$235.5	$–	$312.3
Accounts payable	21.4	357.7	244.0	–	623.1
Accrued employee costs	17.2	141.4	56.1	–	214.7
Cash collateral – liability	–	14.2	–	–	14.2
Current derivative contracts	0.3	59.3	23.6	–	83.2
Other current liabilities	22.9	92.7	65.5	–	181.1
Total current liabilities	136.8	667.1	624.7	–	1,428.6
Long-term debt	1,874.8	5.8	403.3	–	2,283.9
Intercompany borrowings	(645.0)	438.2	206.8	–	–
Employee benefit obligations	180.8	433.0	399.4	–	1,013.2
Noncurrent derivative contracts	–	32.4	15.6	–	48.0
Deferred taxes and other liabilities	(31.4)	61.0	102.0	–	131.6
Total liabilities	1,516.0	1,637.5	1,751.8	–	4,905.3

Shareholders’ equity
Convertible preferred stock	–	–	4.8	(4.8)	–
Preferred shareholders’ equity	–	–	4.8	(4.8)	–
Common stock	830.8	819.5	487.0	(1,306.5)	830.8
Retained earnings	2,397.1	1,325.8	602.1	(1,927.9)	2,397.1
Accumulated other comprehensive earnings (loss)	(63.8)	(204.4)	152.1	52.3	(63.8)
Treasury stock, at cost	(1,582.8)	–	–	–	(1,582.8)
Common shareholders’ equity	1,581.3	1,940.9	1,241.2	(3,182.1)	1,581.3
Total Ball Corporation shareholders’ equity	1,581.3	1,940.9	1,246.0	(3,186.9)	1,581.3
Noncontrolling interests	–	–	1.7	–	1.7
Total shareholders’ equity	1,581.3	1,940.9	1,247.7	(3,186.9)	1,583.0
Total Liabilities and Shareholders’ Equity	$3,097.3	$3,578.4	$2,999.5	$(3,186.9)	$6,488.3

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23.	Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2008
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS
Current assets
Cash and cash equivalents	$90.2	$(0.1)	$37.3	$–	$127.4
Receivables, net	0.5	145.7	361.7	–	507.9
Inventories, net	–	677.5	296.7	–	974.2
Cash collateral – receivable	–	123.2	106.3	–	229.5
Current derivative contracts	4.8	176.6	15.6	–	197.0
Current deferred taxes and other current assets	(1.1)	79.7	50.7	–	129.3
Total current assets	94.4	1,202.6	868.3	–	2,165.3
Property, plant and equipment, net	23.2	1,012.8	830.9	–	1,866.9
Investment in subsidiaries	2,286.1	289.7	81.0	(2,656.8)	–
Goodwill	–	740.2	1,085.3	–	1,825.5
Noncurrent derivative contracts	0.2	131.5	7.3	–	139.0
Intangibles and other assets, net	150.3	102.6	119.1	–	372.0
Total Assets	$2,554.2	$3,479.4	$2,991.9	$(2,656.8)	$6,368.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$62.5	$1.8	$238.7	$–	$303.0
Accounts payable	50.8	422.7	290.2	–	763.7
Accrued employee costs	3.7	175.0	54.0	–	232.7
Cash collateral – liability	–	124.0	–	–	124.0
Current derivative contracts	2.9	162.9	102.6	–	268.4
Other current liabilities	48.6	96.2	25.8	–	170.6
Total current liabilities	168.5	982.6	711.3	–	1,862.4
Long-term debt	1,340.5	7.7	758.9	–	2,107.1
Intercompany borrowings	(245.3)	217.7	27.6	–	–
Employee benefit obligations	193.8	430.0	357.6	–	981.4
Noncurrent derivative contracts	0.3	131.7	57.7	–	189.7
Deferred taxes and other liabilities	10.6	15.7	114.5	–	140.8
Total liabilities	1,468.4	1,785.4	2,027.6	–	5,281.4

Shareholders’ equity
Convertible preferred stock	–	–	4.8	(4.8)	–
Preferred shareholders’ equity	–	–	4.8	(4.8)	–
Common stock	788.0	820.9	485.5	(1,306.4)	788.0
Retained earnings	2,047.1	1,084.7	413.7	(1,498.4)	2,047.1
Accumulated other comprehensive earnings (loss)	(182.5)	(211.6)	58.8	152.8	(182.5)
Treasury stock, at cost	(1,566.8)	–	–	–	(1,566.8)
Common shareholders’ equity	1,085.8	1,694.0	958.0	(2,652.0)	1,085.8
Total Ball Corporation shareholders’ equity	1,085.8	1,694.0	962.8	(2,656.8)	1,085.8
Noncontrolling interests	–	–	1.5	–	1.5
Total shareholders’ equity	1,085.8	1,694.0	964.3	(2,656.8)	1,087.3
Total Liabilities and Shareholders’ Equity	$2,554.2	$3,479.4	$2,991.9	$(2,656.8)	$6,368.7

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23.	Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2009
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$387.9	$242.3	$187.8	$(429.6)	$388.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.4	173.4	108.4	–	285.2
Gain on dispositions	–	(39.1)	–	–	(39.1)
Business consolidation and other activities, net of cash payments	0.3	25.6	3.9	–	29.8
Deferred taxes	(12.3)	13.1	(25.1)	–	(24.3)
Equity earnings of subsidiaries	(429.6)	–	–	429.6	–
Other, net	27.7	(14.9)	1.7	–	14.5
Working capital changes, net	(65.3)	(15.6)	(13.9)	–	(94.8)
Cash provided by (used in) operating activities	(87.9)	384.8	262.8	–	559.7

Cash flows from investing activities
Additions to property, plant and equipment	(2.9)	(108.0)	(76.2)	–	(187.1)
Cash collateral, net	–	(0.9)	106.2	–	105.3
Business acquisition	–	(574.7)	–	–	(574.7)
Proceeds from dispositions	–	69.0	–	–	69.0
Investments in and advances to affiliates	(383.7)	222.1	161.6	–	–
Other, net	(3.8)	9.8	0.1	–	6.1
Cash provided by (used in) investing activities	(390.4)	(382.7)	191.7	–	(581.4)

Cash flows from financing activities
Long-term borrowings	1,111.6	–	225.1	–	1,336.7
Repayments of long-term borrowings	(565.1)	(1.9)	(529.8)	–	(1,096.8)
Change in short-term borrowings	–	–	(92.0)	–	(92.0)
Proceeds from issuances of common stock	31.9	–	–	–	31.9
Acquisitions of treasury stock	(37.0)	–	–	–	(37.0)
Common dividends	(37.4)	–	–	–	(37.4)
Other, net	(4.6)	–	–	–	(4.6)
Cash provided by (used in) financing activities	499.4	(1.9)	(396.7)	–	100.8

Effect of exchange rate changes on cash	–	–	4.1	–	4.1

Change in cash and cash equivalents	21.1	0.2	61.9	–	83.2
Cash and cash equivalents – beginning of year	90.2	(0.1)	37.3	–	127.4
Cash and cash equivalents – end of year	$111.3	$0.1	$99.2	$–	$210.6

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23.	Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2008
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$319.5	$142.5	$178.4	$(320.5)	$319.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.6	181.5	112.3	–	297.4
Gain on sale of subsidiary	–	(7.1)	–	–	(7.1)
Legal settlement	–	(70.3)	–	–	(70.3)
Business consolidation and other activities, net of cash payments	0.8	39.5	7.6	–	47.9
Deferred taxes	27.8	7.0	(15.2)	–	19.6
Equity earnings of subsidiaries	(320.5)	–	–	320.5	–
Other, net	31.0	10.4	(16.1)	–	25.3
Working capital changes, net	(50.3)	72.0	(26.8)	–	(5.1)
Cash provided by operating activities	11.9	375.5	240.2	–	627.6

Cash flows from investing activities
Additions to property, plant and equipment	(4.8)	(156.8)	(145.3)	–	(306.9)
Cash collateral, net	–	–	(105.5)	–	(105.5)
Business acquisitions	–	–	(2.3)	–	(2.3)
Investments in and advances to affiliates	446.5	(201.8)	(244.7)	–	–
Proceeds from sale of subsidiary	–	8.7	–	–	8.7
Other, net	(7.6)	(21.6)	17.2	–	(12.0)
Cash provided by (used in) investing activities	434.1	(371.5)	(480.6)	–	(418.0)

Cash flows from financing activities
Long-term borrowings	558.6	–	195.1	–	753.7
Repayments of long-term borrowings	(649.8)	(6.0)	(78.7)	–	(734.5)
Change in short-term borrowings	(1.9)	–	110.0	–	108.1
Proceeds from issuances of common stock	27.2	–	–	–	27.2
Acquisitions of treasury stock	(326.8)	–	–	–	(326.8)
Common dividends	(37.5)	–	–	–	(37.5)
Other, net	4.3	–	–	–	4.3
Cash provided by (used in) financing activities	(425.9)	(6.0)	226.4	–	(205.5)

Effect of exchange rate changes on cash	–	–	(28.3)	–	(28.3)

Change in cash and cash equivalents	20.1	(2.0)	(42.3)	–	(24.2)
Cash and cash equivalents – beginning of year	70.1	1.9	79.6	–	151.6
Cash and cash equivalents – end of year	$90.2	$(0.1)	$37.3	$–	$127.4

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

23.	Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2007
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$281.3	$135.3	$163.8	$(298.7)	$281.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3.4	179.0	98.6	–	281.0
Legal settlement	–	85.6	–	–	85.6
Business consolidation and other activities, net of cash payments	–	41.9	0.4	–	42.3
Deferred taxes	(8.3)	13.2	(25.9)	–	(21.0)
Equity earnings of subsidiaries	(298.7)	–	–	298.7	–
Other, net	0.8	(13.3)	(18.8)	–	(31.3)
Working capital changes, net	164.8	(103.6)	(26.5)	–	34.7
Cash provided by operating activities	143.3	338.1	191.6	–	673.0

Cash flows from investing activities
Additions to property, plant and equipment	(4.2)	(150.8)	(153.5)	–	(308.5)
Investments in and advances to affiliates	91.6	(173.8)	82.2	–	–
Property insurance proceeds	–	–	48.6	–	48.6
Other, net	(7.4)	(1.3)	2.8	–	(5.9)
Cash provided by (used in) investing activities	80.0	(325.9)	(19.9)	–	(265.8)

Cash flows from financing activities
Long-term borrowings	275.0	0.1	24.0	–	299.1
Repayments of long-term borrowings	(302.5)	(12.7)	(58.1)	–	(373.3)
Change in short-term borrowings	6.4	–	(102.2)	–	(95.8)
Proceeds from issuances of common stock	46.5	–	–	–	46.5
Acquisitions of treasury stock	(257.8)	–	–	–	(257.8)
Common dividends	(40.6)	–	–	–	(40.6)
Other, net	9.5	–	–	–	9.5
Cash used in financing activities	(263.5)	(12.6)	(136.3)	–	(412.4)

Effect of exchange rate changes on cash	–	–	5.3	–	5.3

Change in cash and cash equivalents	(40.2)	(0.4)	40.7	–	0.1
Cash and cash equivalents – beginning of year	110.3	2.3	38.9	–	151.5
Cash and cash equivalents – end of year	$70.1	$1.9	$79.6	$–	$151.6

24.	Subsequent Event (Unaudited)

On February 17, 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common shares using cash on hand and available borrowings. The company advanced the $125 million on February 22, 2010, and received approximately 2.2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The remaining shares and average price per share will be determined at the conclusion of the contract, which is expected to occur no later than August 2010.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

25.	Contingencies

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

Ball Capital Corp. II is a separate, wholly owned corporate entity created for the purchase of accounts receivable from certain of the company’s wholly owned subsidiaries. Ball Capital Corp. II’s assets will be available first to satisfy the claims of its creditors. The company has been designated as the servicer pursuant to an agreement whereby Ball Capital Corp. II may sell and assign the accounts receivable to a commercial lender or lenders. As the servicer, the company is responsible for the servicing, administration and collection of the receivables and is primarily liable for the performance of such obligations. (See Note 8.) The company, the relevant subsidiaries and Ball Capital Corp. II are not in default under the above credit arrangement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2009, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

As permitted by Securities and Exchange Commission guidance, management has excluded the operations related to four manufacturing plants acquired from Anheuser-Busch InBev n.v./s.a. (AB InBev) on October 1, 2009, from its assessment of internal control over financial reporting as of December 31, 2009. (Additional details regarding the acquisition are available in Note 3 to the consolidated financial statements within Item 8 of this report.) The AB InBev operations represented approximately 2 percent of Ball’s 2009 consolidated net sales and 9 percent of Ball’s consolidated total assets at December 31, 2009. The controls for these acquired operations are required to be evaluated and tested by the end of 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There were no matters required to be reported under this item.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of January 1, 2010, were as follows:

1.
R. David Hoover, 64, Chairman and Chief Executive Officer as of January 1, 2010;  Chairman, President and Chief Executive Officer from April 2002 to December 31, 2009; and a director since 1996. Mr. Hoover was President and Chief Executive Officer from January 2001 until April 2002 and Vice Chairman, President and Chief Operating Officer from April 2000 to January 2001; Vice Chairman, President and Chief Financial Officer from January 2000 to April 2000; Vice Chairman and Chief Financial Officer, 1998-2000; Executive Vice President and Chief Financial Officer, 1997-1998; Executive Vice President, Chief Financial Officer and Treasurer, 1996-1997; Executive Vice President and Chief Financial Officer, 1995-1996; Senior Vice President and Chief Financial Officer, 1992-1995; Vice President and Treasurer, 1988-1992; Assistant Treasurer, 1987-1988; Vice President, Finance and Administration, Technical Products, 1985-1987; Vice President, Finance and Administration, Management Services Division, 1983-1985.

2.
John A. Hayes, 44, President and Chief Operating Officer as of January 1, 2010; Executive Vice President and Chief Operating Officer from January 2008 to December 31, 2009; Senior Vice President, Ball Corporation, and President, Ball Packaging Europe, April 25, 2007, to January 2008; Vice President, Ball Corporation, and President, Ball Packaging Europe, March 2006 to April 25, 2007; Vice President, Ball Corporation, and Executive Vice President of Ball’s European packaging business, July 2005 to March 2006; Vice President, Corporate Strategy, Marketing and Development, January 2003 to July 2005; Vice President, Corporate Planning and Development, April 2000 to January 2003; Senior Director, Corporate Planning and Development, February 1999 to April 2000.

3.
Raymond J. Seabrook, 58, Executive Vice President and Chief Operating Officer, Global Packaging Operations, as of January 1, 2010; Executive Vice President and Chief Financial Officer from April 2006 to December 31, 2009; Senior Vice President and Chief Financial Officer, April 2000 to April 2006; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996-1998; Vice President and Treasurer, 1992-1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988-1992.

4.
Scott C. Morrison, 47, Senior Vice President, Chief Financial Officer and Treasurer as of January 1, 2010; Vice President and Treasurer from April 2002 to December 31, 2009; and Treasurer, September 2000 to April 2002.

5.
John R. Friedery, 53, Senior Vice President since January 1, 2010; President, Metal Beverage Packaging, Americas and Asia, January 2008 to December 31, 2009; Senior Vice President and Chief Operating Officer, North American Packaging, January 2004 to January 2008; President, Metal Beverage Container, 2000 to January 2004; Senior Vice President, Manufacturing, 1998-2000; Vice President, Manufacturing, 1996-1998; Plant Manager, 1993-1996; Assistant Plant Manager, 1992-1993; Administrative Manager, 1991-1992; General Supervisor, 1989-1991; Production Supervisor, 1988-1989.

6.
Charles E. Baker, 52, Vice President, General Counsel and Assistant Corporate Secretary since April 2004; Associate General Counsel, 1999 to April 2004; Senior Director, Business Development, 1995-1999; Director, Corporate Compliance, 1994-1997; Director, Business Development, 1993-1995.

7.
Harold L. Sohn, 63, Senior Vice President, Corporate Relations, since April 25, 2007; Vice President, Corporate Relations, 1993 to April 25, 2007; Director, Industry Affairs, Packaging Products, 1988-1993.

8.
David A. Westerlund, 59, Executive Vice President, Administration since April 2006 and Corporate Secretary since December 2002; Senior Vice President, Administration, April 1998 to April 2006; Vice President, Administration, 1997-1998; Vice President, Human Resources, 1994-1997; Senior Director, Corporate Human Resources, July 1994-December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988-1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987-1988.

9.
Shawn M. Barker, 42, Vice President and Controller as of January 1, 2010; Vice President, Operations Accounting, September 2006 to December 31, 2009; Corporate Director, Financial Planning and Analysis, April 2004 to September 2006; Manager, Planning and Analysis, February 2003 to April 2004.

10.
Douglas K. Bradford, 52, Vice President, Financial Reporting and Tax as of January 1, 2010, Vice President and Controller from April 2003 to December 31, 2009; Controller since April 2002; Assistant Controller, May 1998 to April 2002; Senior Director, Tax Administration, January 1995 to May 1998; Director, Tax Administration, July 1989 to January 1995.

11.
Lisa A. Pauley, 48, Vice President, Administration and Compliance since April 2007; Senior Director, Administration and Compliance, 2004 to April 2007; Vice President, Finance and Administration for BATC, 2002 to 2004; Vice President, Administrative Services for BATC, 2000 to 2002; various other positions within the company, 1981 to 2000.

12.
Leroy J. Williams, Jr., 44, Vice President, Information Technology and Services, since April 2007; Vice President, Information Systems, 2005 to April 2007; Executive Director, Colorado Department of Labor & Employment, February 2005 to April 2005; Secretary of Technology and Chief Information Officer, January 2003 to January 2005; Chief Information Officer, Colorado Department of Personnel and Administration, October 2001 to December 2002; Director B2B Solutions, Qwest Communications, November 1995 to July 2001.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2009, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	5,814,188	$ 37.92	2,244,508
Equity compensation plans not approved by security holders	–	–	–

Total	5,814,188	$ 37.92	2,244,508

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption "Certain Committees of the Board," in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2009, is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings – Years ended December 31, 2009, 2008 and 2007

Consolidated balance sheets – December 31, 2009 and 2008

Consolidated statements of cash flows – Years ended December 31, 2009, 2008 and 2007

Consolidated statements of shareholders’ equity and comprehensive earnings – Years ended December 31, 2009, 2008 and 2007

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
Chairman and Chief Executive Officer
February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:
	/s/ R. David Hoover		Chairman and Chief Executive Officer
	R. David Hoover		February 25, 2010

(2)	Principal Financial and Accounting Officer:
	/s/ Scott C. Morrison		Senior Vice President, Chief Financial Officer and Treasurer
	Scott C. Morrison		February 25, 2010

(3)	Controller:
	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		February 25, 2010

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 25, 2010

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 25, 2010

	/s/ John A. Hayes	*	Director
	John A. Hayes		February 25, 2010

	/s/ R. David Hoover	*	Chairman of the Board and Director
	R. David Hoover		February 25, 2010

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 25, 2010

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 25, 2010

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 25, 2010

	/s/ George M. Smart	*	Director
	George M. Smart		February 25, 2010

	/s/ Theodore M. Solso	*	Director
	Theodore M. Solso		February 25, 2010

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 25, 2010

/s/ Erik H. van der Kaay	*	Director
Erik H. van der Kaay		February 25, 2010

*
By R. David Hoover as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ R. David Hoover
R. David Hoover
As Attorney-in-Fact
February 25, 2010

Ball Corporation and Subsidiaries
Annual Report on Form 10-K
For the year ended December 31, 2009

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

3.i	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended January 1, 2009. (Filed herewith.)

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

4.1(d)
Second Supplemental Indenture dated August 20, 2009, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated August 26, 2009) filed August 26, 2009.

4.1(e)
Third Supplemental Indenture dated August 20, 2009, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.3 of the Current Report on Form 8-K dated August 26, 2009) filed on August 26, 2009.

4.1(f)
Underwriting Agreement dated August 11, 2009, among Ball Corporation the subsidiary guarantors and Goldman, Sachs & Co., as representative of several underwriters named therein (filed by incorporation by reference to Exhibit 1.1 of the Current Report on Form 8-K dated August 14, 2009) filed on August 14, 2009.

Exhibit Number	Description of Exhibit

4.1(g)
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

10.1	Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988.

10.2
Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994.

10.3
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

10.6
Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991.

10.7	1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-40199) filed April 26, 1991.

10.8
Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995.

10.9	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.

10.10	1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

10.11	Ball Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended October 2, 1994) filed November 15, 1994.

10.12
Ball Corporation Long-Term Cash Incentive Plan, dated October 25, 1994, amended and restated effective January 1, 2003 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004.

10.13	Amended and Restated Form of Severance Agreement (Change of Control Agreement) that exists between the company and its executive officers dated December 17, 2009. (Filed herewith.)

10.14	Ball Corporation 2000 Deferred Compensation Company Stock Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2001) filed March 28, 2002.

10.15	Ball Corporation Deposit Share Program, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004.

Exhibit Number	Description of Exhibit

10.16
Ball Corporation Directors Deposit Share Program, as amended. This plan is referred to in Item 11, the Executive Compensation section of this Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004.

10.17	Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005.

10.18
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

10.21
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

18.3	Letter re: Change in Accounting Principles regarding the change in testing date for potential impairment of goodwill. (Filed herewith.)

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

Exhibit Number	Description of Exhibit

31
Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board and Chief Executive Officer of Ball Corporation, and by Scott C. Morrison, Senior Vice President, Chief Financial Officer and Treasurer of Ball Corporation. (Filed herewith.)

32
Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board and Chief Executive Officer of Ball Corporation, and by Scott C. Morrison, Senior Vice President, Chief Financial Officer and Treasurer of Ball Corporation. (Furnished herewith.)

99.1	Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

99.2	Cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)