Form 10-Q
period 2010-03-28
BALL CORP
filed 2010-04-30
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2010
Common Stock, without par value	92,330,345 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 28, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
($ in millions, except per share amounts)	March 28, 2010	March 29, 2009

Net sales	$1,706.2	$1,585.6

Costs and expenses
Cost of sales (excluding depreciation and amortization)	1,420.4	1,312.5
Depreciation and amortization (Notes 8 and 10)	71.7	66.7
Selling, general and administrative	84.7	75.2
Business consolidation and other activities (Note 5)	1.7	5.0
	1,578.5	1,459.4

Earnings before interest and taxes	127.7	126.2

Interest expense	(33.9)	(25.8)

Earnings before taxes	93.8	100.4
Tax provision	(19.1)	(28.1)
Equity in results of affiliates	4.7	(2.7)

Net earnings	79.4	69.6

Less earnings attributable to noncontrolling interests	(0.1)	(0.1)

Net earnings attributable to Ball Corporation	$79.3	$69.5

Earnings per share (Note 15):
Basic	$0.85	$0.74
Diluted	$0.84	$0.73

Weighted average shares outstanding (000s) (Note 15):
Basic	93,053	93,544
Diluted	94,438	94,673

Cash dividends declared and paid, per share	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)	March 28, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$391.4	$210.6
Receivables, net (Note 6)	986.7	548.2
Inventories, net (Note 7)	1,019.4	944.2
Current derivative contracts (Note 16)	78.2	100.1
Deferred taxes and other current assets	111.8	120.2
Total current assets	2,587.5	1,923.3

Property, plant and equipment, net (Note 8)	1,875.7	1,949.0
Goodwill (Note 9)	2,044.0	2,114.8
Noncurrent derivative contracts (Note 16)	84.0	80.6
Intangibles and other assets, net (Note 10)	444.5	420.6
Total Assets	$7,035.7	$6,488.3

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Notes 6 and 11)	$366.7	$312.3
Callable long-term debt (Note 11)	509.0	–
Accounts payable	746.1	623.1
Accrued employee costs	184.2	214.7
Current derivative contracts (Note 16)	62.3	83.2
Other current liabilities	173.1	195.3
Total current liabilities	2,041.4	1,428.6

Long-term debt (Note 11)	2,317.9	2,283.9
Employee benefit obligations (Note 12)	997.9	1,013.2
Noncurrent derivative contracts (Note 16)	36.9	48.0
Deferred taxes and other liabilities	129.2	131.6
Total liabilities	5,523.3	4,905.3

Contingencies (Note 17)

Shareholders’ equity (Notes 13 and 14)
Common stock (161,842,127 shares issued – 2010; 161,513,274 shares issued – 2009)	843.3	830.8
Retained earnings	2,467.1	2,397.1
Accumulated other comprehensive earnings (loss)	(92.3)	(63.8)
Treasury stock, at cost (69,634,775 shares – 2010; 67,492,705 shares – 2009)	(1,707.5)	(1,582.8)
Total Ball Corporation shareholders’ equity	1,510.6	1,581.3
Noncontrolling interests	1.8	1.7
Total shareholders’ equity	1,512.4	1,583.0
Total Liabilities and Shareholders’ Equity	$7,035.7	$6,488.3

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Cash Flows from Operating Activities
Net earnings	$79.4	$69.6
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	71.7	66.7
Business consolidation and other activities, net of cash payments (Note 5)	1.4	5.0
Deferred taxes	(10.7)	(4.5)
Other, net	12.0	7.4
Changes in working capital components (Note 6)	(425.8)	(452.0)
Cash used in operating activities	(272.0)	(307.8)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(37.2)	(67.8)
Cash collateral, net (Note 16)	(2.6)	21.7
Other, net	(8.5)	(1.1)
Cash used in investing activities	(48.3)	(47.2)

Cash Flows from Financing Activities
Long-term borrowings (Note 11)	789.0	394.3
Repayments of long-term borrowings	(222.2)	(116.7)
Change in short-term borrowings (Note 6)	66.7	8.3
Proceeds from issuances of common stock	9.7	6.0
Acquisitions of treasury stock	(129.4)	(1.1)
Common dividends	(9.2)	(9.3)
Other, net	(6.4)	2.4
Cash provided by financing activities	498.2	283.9

Effect of exchange rate changes on cash	2.9	(3.2)

Change in cash and cash equivalents	180.8	(74.3)
Cash and cash equivalents – beginning of period	210.6	127.4
Cash and cash equivalents – end of period	$391.4	$53.1

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates (collectively Ball, the company, we or our) and have been prepared by the company. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this presentation.

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 25, 2010, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 (annual report).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and conditions. However, we believe that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary to fairly state the results of the interim period.

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation.

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2010, Ball adopted accounting guidance that modifies the way entities account for securitizations and special-purpose entities. In connection with the adoption of the guidance, the company determined that its existing accounts receivable securitization program should be recorded on the balance sheet as of January 1, 2010. Further details of this change in accounting are provided in Note 6.

Also effective January 1, 2010, the company adopted additional guidance regarding variable interest entities (VIE). The new guidance requires a company to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE and whether it is the primary beneficiary of a VIE. It also amends previous guidance to require ongoing reassessments of whether a company is the primary beneficiary of a VIE. The adoption of the guidance did not change the accounting for VIEs in Ball’s consolidated financial statements. The company has a financial interest in a VIE of which Ball is not deemed to be the primary beneficiary. Additionally, the company has financial interests in other entities that are not considered VIEs under the current accounting guidance.

In January 2010, the FASB issued additional guidance regarding fair value measurements, specifically requiring the disclosure of transfers in and out of Level 1 and 2 (previously only required for Level 3 assets and liabilities) and more specific detailed disclosure of the activity in Level 3 fair value measurements (on a gross basis rather than a net basis). The new guidance also clarifies existing disclosure regarding the level of disaggregation of asset and liability classes, as well as the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements. The disclosure requirement for transfers in and out of Level 1 and 2 was effective for Ball in this report and had no impact on the unaudited condensed consolidated financial statements. The reporting of Level 3 activity on a gross basis will be effective for Ball as of January 1, 2011, and is expected to affect only the Level 3 pension plan assets, which do not represent a significant component of the total pension assets.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Accounting Pronouncements (continued)

In February 2010, the FASB issued revised guidance on subsequent events. Under revised guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective upon issuance.

New Accounting Guidance

In April 2010 accounting guidance was issued to outline the criteria that should be met for determining when the milestone method of revenue recognition is appropriate in research or development transactions. This new guidance, which may affect Ball’s aerospace and technologies segment, will be effective for Ball as of January 1, 2011, and the company is in the process of evaluating its impact on the consolidated financial statements.

3.	Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and presented in five reportable segments.

Metal beverage packaging, Americas and Asia:  Consists of operations in the U.S., Canada and the People’s Republic of China (PRC), which manufacture and sell metal beverage containers in North America and the PRC, as well as non-beverage plastic containers in the PRC. The Americas and Asia operations have been aggregated based on similar economic characteristics.

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

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Net Sales
Metal beverage packaging, Americas & Asia	$774.4	$620.4
Metal beverage packaging, Europe	367.5	343.8
Metal food & household products packaging, Americas	285.4	283.6
Plastic packaging, Americas	113.9	159.7
Aerospace & technologies	165.0	178.1
Net sales	$1,706.2	$1,585.6

Net Earnings
Metal beverage packaging, Americas & Asia	$74.0	$46.2
Business consolidation costs (Note 5)	0.5	(5.0)
Total metal beverage packaging, Americas & Asia	74.5	41.2

Metal beverage packaging, Europe	35.0	30.9

Metal food & household products packaging, Americas	21.7	49.6

Plastic packaging, Americas	(3.2)	3.6
Business consolidation costs (Note 5)	(2.2)	–
Total plastic packaging, Americas	(5.4)	3.6

Aerospace & technologies	13.5	14.6

Segment earnings before interest and taxes	139.3	139.9
Undistributed corporate expenses, net	(11.6)	(13.7)
Earnings before interest and taxes	127.7	126.2
Interest expense	(33.9)	(25.8)
Tax provision	(19.1)	(28.1)
Equity in results of affiliates	4.7	(2.7)
Net earnings	79.4	69.6
Less earnings attributable to noncontrolling interests	(0.1)	(0.1)
Net earnings attributable to Ball Corporation	$79.3	$69.5

($ in millions)	March 28, 2010	December 31, 2009

Total Assets
Metal beverage packaging, Americas & Asia	$2,302.7	$2,111.8
Metal beverage packaging, Europe	2,326.3	2,357.9
Metal food & household products packaging, Americas	1,099.0	932.9
Plastic packaging, Americas	451.0	425.8
Aerospace & technologies	287.0	268.2
Segment assets	6,466.0	6,096.6
Corporate assets, net of eliminations	569.7	391.7
Total assets	$7,035.7	$6,488.3

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Acquisition

On October 1, 2009, the company acquired three of Anheuser-Busch InBev n.v./s.a.’s (AB InBev) beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for $574.7 million in cash. The additional plants, which employ approximately 635 people, enhance Ball’s ability to serve its customers. The following unaudited pro forma consolidated results of operations for the three months ended March 29, 2009, have been prepared as if the acquisition had occurred as of January 1, 2009.

($ in millions)

Net sales	$1,753.6
Net earnings	79.4
Basic earnings per share	0.85
Diluted earnings per share	0.84

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the three months ended March 29, 2009, nor are they necessarily indicative of the results that may be obtained in the future. The pro forma adjustments primarily include the after-tax effect of increased interest expense related to incremental borrowings used to finance the acquisition. The adjustments also include the after-tax effects of amortization of the customer relationship intangible asset, inventory step-up adjustment and decreased depreciation expense on plant and equipment based on extended useful lives partially offset by increased fair values.

5.	Business Consolidation Costs

In the first quarter of 2010, a net charge of $1.7 million ($1.1 million after tax) was recorded to reflect individually insignificant costs and gains related to previously announced plant closures.

In the first quarter of 2009, the company ceased operations at a metal beverage container plant in Kansas City, Missouri, as announced in October 2008, and recorded a charge for accelerated depreciation of $5 million ($3.1 million after tax).

Following is a summary of activity by segment related to business consolidation activities for the quarter ended March 28, 2010:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Corporate Other Costs	Total

Balance at December 31, 2009	$10.4	$7.3	$9.4	$0.8	$27.9
Charges (gains)	(0.5)	–	2.2	–	1.7
Cash payments	(0.2)	(0.4)	(1.3)	–	(1.9)
Fixed asset disposals and transfer activity	–	–	(2.3)	–	(2.3)
Balance at March 28, 2010	$9.7	$6.9	$8.0	$0.8	$25.4

All remaining reserves for business consolidation activities are expected to be utilized during the balance of 2010. The carrying value of fixed assets remaining for sale in connection with previous plant closures was approximately $6 million at March 28, 2010.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Receivables

	March 28,	December 31,
($ in millions)	2010	2009

Trade accounts receivable, net	$911.1	$453.2
Other receivables	75.6	95.0
	$986.7	$548.2

Trade accounts receivable are shown net of an allowance for doubtful accounts of $14.4 million at March 28, 2010, and $14.7 million at December 31, 2009. Other receivables primarily include property and sales tax receivables and certain vendor rebate receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s adoption of new prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet at March 28, 2010, resulting in a $250 million increase in accounts receivable and a corresponding working capital outflow from operating activities in the statement of cash flows. There was $50 million of accounts receivable sold under the securitization program at March 28, 2010, which has been presented as an increase in short-term debt in the balance sheet and in the financing activities section of the statement of cash flows.

7.	Inventories

($ in millions)	March 28, 2010	December 31, 2009

Raw materials and supplies	$366.0	$462.5
Work in process and finished goods	653.4	481.7
	$1,019.4	$944.2

8.	Property, Plant and Equipment

($ in millions)	March 28, 2010	December 31, 2009

Land	$90.8	$92.6
Buildings	868.2	883.0
Machinery and equipment	3,132.9	3,167.3
Construction in progress	133.2	135.6
	4,225.1	4,278.5
Accumulated depreciation	(2,349.4)	(2,329.5)
	$1,875.7	$1,949.0

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $68.3 million and $62.6 million for the three months ended March 28, 2010, and March 29, 2009, respectively.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Plastic Packaging, Americas	Total

Balance at December 31, 2009	$588.8	$1,065.9	$353.6	$106.5	$2,114.8
Effects of foreign currency exchange rates	–	(70.8)	−	−	(70.8)
Balance at March 28, 2010	$588.8	$995.1	$353.6	$106.5	$2,044.0

There has been no impairment on the company’s goodwill since January 1, 2002.

10.	Intangibles and Other Assets

($ in millions)	March 28, 2010	December 31, 2009

Investments in affiliates	$91.0	$86.2
Intangible assets (net of accumulated amortization of $124.6 at March 28, 2010, and $126.2 at December 31, 2009)	123.2	126.7
Company-owned life insurance	120.7	111.0
Long-term deferred tax assets	36.5	29.0
Other	73.1	67.7
	$444.5	$420.6

Total amortization expense of intangible assets amounted to $3.4 million and $4.1 million for the first three months of 2010 and 2009, respectively.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

11.	Long-term Debt

Long-term debt consisted of the following:

	March 29, 2010			December 31, 2009
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.875% Senior Notes, due December 2012 (excluding premium of $1.2 in 2010 and $1.3 in 2009)		$509.0	$509.0		$509.0	$509.0
6.625% Senior Notes, due March 2018 (excluding discount of $0.6 in 2010 and $0.6 in 2009)		$450.0	450.0		$450.0	450.0
7.125% Senior Notes, due September 2016 (excluding discount of $6.9 in 2010 and $7.2 in 2009)		$375.0	375.0		$375.0	375.0
7.375% Senior Notes, due September 2019 (excluding discount of $7.9 in 2010 and $8.1 in 2009)		$325.0	325.0		$325.0	325.0
6.75% Senior Notes, due September 2020		$500.0	500.0		–	–
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	63.8	94.8	₤	63.8	101.5
Term B Loan, euro denominated		€227.5	304.4		€227.5	326.1
Term C Loan, Canadian dollar denominated	C$	114.0	111.0	C$	114.0	108.6
Term D Loan, U.S. dollar denominated		$300.0	300.0		$300.0	300.0
U.S. dollar multi-currency revolver borrowings		$2.3	2.3		$2.3	2.3
Euro multi-currency revolver borrowings		€48.9	65.5		€–	–
British sterling multi-currency revolver borrowings	₤	20.9	31.1	₤	20.9	33.3
Industrial Development Revenue Bonds
Floating rates due through 2015		$9.4	9.4		$9.4	9.4
Other (including discounts and premiums)	Various		(9.3)	Various		(7.5)
			3,068.2			2,532.7
Less: Current portion of long-term debt and callable long-term debt			(750.3)			(248.8)
			$2,317.9			$2,283.9

On March 22, 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds occurred on April 21, 2010, and resulted in a charge of $7.8 million ($4.7 million after tax) for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge will be reported in the company’s second quarter consolidated financial statements as a component of interest expense.

As permitted the company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated at $3.12 billion as of March 28, 2010, which approximated its carrying value of $3.07 billion. The fair value was $2.54 billion as of December 31, 2009, which approximated its then carrying value of $2.53 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

11.	Long-term Debt (continued)

At March 28, 2010, taking into account outstanding letters of credit, the company had approximately $600 million available for borrowing under the multi-currency revolving credit facilities that provide for up to $735 million in U.S. dollar equivalent borrowings. The company also had short-term uncommitted credit facilities of up to $309 million at March 28, 2010, of which $75.4 million was outstanding and due on demand, as well as approximately $172 million of available borrowings under its accounts receivable securitization program.

The notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. The notes payable also contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases.

The company was in compliance with all loan agreements at March 28, 2010, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

12.	Employee Benefit Obligations

($ in millions)	March 28, 2010	December 31, 2009

Total defined benefit pension liability	$583.3	$603.7
Less current portion	(23.0)	(26.1)
Long-term defined benefit pension liability	560.3	577.6
Retiree medical and other postemployment benefits	193.2	193.0
Deferred compensation plans	202.3	199.9
Other	42.1	42.7
	$997.9	$1,013.2

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	March 28, 2010			March 29, 2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$11.1	$1.8	$12.9	$10.5	$1.4	$11.9
Interest cost	14.2	7.5	21.7	13.4	7.1	20.5
Expected return on plan assets	(17.0)	(3.7)	(20.7)	(16.0)	(3.2)	(19.2)
Amortization of prior service cost	0.3	(0.1)	0.2	0.2	(0.1)	0.1
Recognized net actuarial loss	4.3	1.2	5.5	3.1	0.8	3.9
Subtotal	12.9	6.7	19.6	11.2	6.0	17.2
Non-company sponsored plans	0.4	–	0.4	0.4	–	0.4
Net periodic benefit cost	$13.3	$6.7	$20.0	$11.6	$6.0	$17.6

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $3.2 million in the first three months of 2010 ($4.6 million in 2009). The total contributions to these funded plans are expected to be approximately $54 million in 2010. Payments to participants in the unfunded German plans were €4.3 million ($6.0 million) in the first three months of 2010 and are expected to be approximately €18 million (approximately $24 million) for the full year. Actual contributions to the plans may be adjusted based on changes in market conditions.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

13.      Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) include the cumulative effect of foreign currency translation, pension and other postretirement items and realized and unrealized gains and losses on derivative instruments receiving cash flow hedge accounting treatment.

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (net of tax)	Effective Derivatives (net of tax)		Gain on Available for Sale Securities (net of tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2008	$173.6	$(251.8)	$(104.3)		$–	$(182.5)
Change	(47.7)	2.4	(4.2	)(a)	–	(49.5)
March 29, 2009	$125.9	$(249.4)	$(108.5)		$–	$(232.0)

December 31, 2009	$180.2	$(274.4)	$23.4		$7.0	$(63.8)
Change	(57.5)	2.7	24.9	(a)	1.4	(28.5)
March 28, 2010	$122.7	$(271.7)	$48.3		$8.4	$(92.3)

(a)      The change in accumulated other comprehensive earnings (loss) for effective derivatives was as follows:

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Amounts reclassified into earnings (Note 16):
Commodity contracts	$15.4	$13.0
Interest rate and foreign currency contracts	1.7	1.6
Change in fair value of cash flow hedges:
Commodity contracts	22.8	(18.4)
Interest rate and foreign currency contracts	(1.2)	(2.2)
Foreign currency and tax impacts	(13.8)	1.8
	$24.9	$(4.2)

Comprehensive Earnings

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Net earnings attributable to Ball Corporation	$79.3	$69.5
Foreign currency translation adjustment, net of tax	(57.5)	(47.7)
Pension and other postretirement items, net of tax	2.7	2.4
Effect of derivative instruments, net of tax	24.9	(4.2)
Gain on available for sale securities, net of tax	1.4	–
Comprehensive earnings	$50.8	$20.0

Stock Repurchase Agreements

On February 17, 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125.0 million of its common shares using cash on hand and available borrowings. The company advanced the $125.0 million on February 22, 2010, and received approximately 2.2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The remaining shares and average price per share will be determined at the conclusion of the contract, which is expected to occur no later than August 2010.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the three months ended March 28, 2010, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	5,814,188	$37.92	2,470,267	$11.28
Granted	968,350	50.45	968,350	13.68
Vested			(308,453)	10.67
Exercised	(246,479)	28.45
Canceled/forfeited	(74,676)	44.95	(74,676)	11.20
End of period	6,461,383	40.08	3,055,488	12.11

Vested and exercisable, end of period	3,405,895	34.03
Reserved for future grants	1,226,145

The options granted in January 2010 included 506,700 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at March 28, 2010, was 6.6 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $89.9 million. The weighted average remaining contractual term for options vested and exercisable at March 28, 2010, was 4.7 years and the aggregate intrinsic value was $68.0 million. The company received $7.0 million from options exercised during the three months ended March 28, 2010. The intrinsic value associated with these exercises was $6.0 million, and the associated tax benefit of $1.7 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

Based on the Black-Scholes option pricing model, options granted in January 2010 have an estimated weighted average fair value at the date of grant of $13.68 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

Expected dividend yield	0.79%
Expected stock price volatility	28.99%
Risk-free interest rate	2.47%
Expected life of options	4.9 years

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

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

14.      Stock-Based Compensation Programs (continued)

In January 2010 and 2009, the company’s board of directors granted 181,150 and 193,450 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the first quarter 2010 for either grant.

For the three months ended March 28, 2010, the company recognized in selling, general and administrative expenses pretax expense of $7.3 million ($4.4 million after tax) for share-based compensation arrangements, which represented $0.05 per both basic and diluted share. For the three months ended March 29, 2009, the company recognized pretax expense of $6.3 million ($3.8 million after tax) for such arrangements, which represented $0.04 per both basic and diluted share for that period. At March 28, 2010, there was $51.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.6 years.

15.      Earnings Per Share

	Three Months Ended
($ in millions, except per share amounts; shares in thousands)	March 28, 2010	March 29, 2009

Diluted Earnings per Share:
Net earnings attributable to Ball Corporation	$79.3	$69.5

Weighted average common shares	93,053	93,544
Effect of dilutive securities	1,385	1,129
Weighted average shares applicable to diluted earnings per share	94,438	94,673

Diluted earnings per share	$0.84	$0.73

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The options excluded totaled 1,653,895 in the three months ended March 28, 2010, and 3,693,984 in the three months ended March 29, 2009.

Information needed to compute basic earnings per share is provided in the unaudited condensed consolidated statements of earnings.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Financial Instruments and Risk Management

In the ordinary course of business, Ball employs established risk management policies and procedures, which seek to reduce the company’s exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of Ball common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

Commodity Price Risk

Ball’s metal beverage container operations manage commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of Ball’s North American metal beverage packaging net sales. Second, Ball uses certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.0 billion and $1.1 billion at March 28, 2010, and December 31, 2009, respectively. The aluminum contracts include derivative instruments that are undesignated and receive mark-to-market accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted purchase and sales transactions that expire within the next four years. Included in shareholders’ equity at March 28, 2010, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $51.5 million associated with these contracts. A net gain of $18.4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by sales contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate and Inflation Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball uses a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 28, 2010, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments.

At March 28, 2010, the company had outstanding interest rate swap agreements in Europe with notional amounts of €135 million ($180.6 million) paying fixed rates expiring within the next 12 months. An approximate $4.1 million net after-tax loss associated with these contracts is included in accumulated other comprehensive earnings at March 28, 2010, the majority of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $1.6 million of net gain related to the termination or dedesignation of hedges is included in accumulated other comprehensive earnings at March 28, 2010. The amount recognized in earnings in the first quarters of 2010 and 2009 related to the dedesignation of hedges was insignificant.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Financial Instruments and Risk Management (continued)

The fair value of derivatives generally reflects the estimated amounts that we would pay or receive upon termination of the contracts at the period end, taking into account any unrealized gains and losses on open contracts. The unrealized pretax loss on interest rate derivative contracts was $5.7 million at March 28, 2010, and $7.3 million at December 31, 2009.

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At March 28, 2010, the company had inflation options in Europe with notional amounts of €115 million ($153.9 million). These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at March 28, 2010, was €0.9 million ($1.2 million) and the option contracts expire within the next three years.

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. Such contracts outstanding at March 28, 2010, expire within 12 months, and the amounts included in accumulated other comprehensive earnings related to these contracts were not significant.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of March 28, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $80.1 million collateralized by $5.3 million, which was offset by cash collateral receipts from customers of $2.7 million. As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $98.8 million collateralized by $14.2 million, which was offset by cash collateral receipts from customers of $14.2 million. If the company’s public credit rating was downgraded, there would be a net increase of $15.6 million to our net cash collateral postings as of March 28, 2010.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 28, 2010, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of March 28, 2010

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$29.4	$46.8	$76.2
Other derivative contracts	–	2.0	2.0
Total current derivative contracts	$29.4	$48.8	$78.2

Noncurrent commodity contracts	$52.1	$30.7	$82.8
Other noncurrent contracts	−	1.2	1.2
Total noncurrent derivative contracts	$52.1	$31.9	$84.0

Liabilities:
Commodity contracts	$14.2	$46.4	$60.6
Other derivative contracts	0.5	1.2	1.7
Total current derivative contracts	$14.7	$47.6	$62.3

Noncurrent commodity contracts	$0.6	$30.6	$31.2
Other noncurrent contracts	5.7	–	5.7
Total noncurrent derivative contracts	$6.3	$30.6	$36.9

Fair Value of Derivative Instruments as of December 31, 2009

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$36.2	$51.7	$87.9
Other derivative contracts	0.1	12.1	12.2
Total current derivative contracts	$36.3	$63.8	$100.1

Noncurrent commodity contracts	$40.1	$39.1	$79.2
Other noncurrent contracts	−	1.4	1.4
Total noncurrent derivative contracts	$40.1	$40.5	$80.6

Liabilities:
Commodity contracts	$27.5	$51.9	$79.4
Other derivative contracts	0.6	3.2	3.8
Total current derivative contracts	$28.1	$55.1	$83.2

Noncurrent commodity contracts	$1.9	$38.9	$40.8
Other noncurrent contracts	7.2	–	7.2
Total noncurrent derivative contracts	$9.1	$38.9	$48.0

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Financial Instruments and Risk Management (continued)

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 28, 2010, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

At March 28, 2010, the company’s $19.2 million investment in shares of DigitalGlobe was measured using Level 1 inputs. Additionally, net receivables related to the European scrap metal program totaling $16.9 million at March 28, 2010, and $11.6 million at March 29, 2009, were classified as Level 2 within the fair value hierarchy.

Impact on Earnings from Derivative Instruments

	Three Months Ended
	March 28, 2010		March 29, 2009
($ in millions)	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(15.4)	$0.3	$(13.0)	$(0.6)
Interest rate contracts (b)	(1.4)	−	(1.6)	−
Inflation option contracts (c)	–	(0.1)	–	–
Other contracts (d)	(0.3)	1.8	–	6.7
Total	$(17.1)	$2.0	$(14.6)	$6.1

(a)
Gains and losses on commodity contracts are recorded in sales and cost of sales in the statement of earnings. Virtually all these expenses were passed through to our customers, resulting in no significant impact to earnings.

(b)	Losses on interest contracts are recorded in interest expense in the statement of earnings.
(c)	Gains and losses on inflation options are recorded in cost of sales in the statement of earnings.
(d)
Gains and losses on foreign currency contracts to hedge sales of product are recorded in cost of sales (amounting to no gain or loss for the period, excluding any ineffectiveness). Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the consolidated statement of earnings and amounted to a $1.4 million gain for the quarter.

17.	Contingencies

From time to time, the company is subject to routine litigation incident to its businesses. Additionally, the U.S. Environmental Protection Agency and equivalent agencies in other countries have designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. Our information at this time does not indicate that the matters identified will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Indemnifications and Guarantees

General Guarantees

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

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Foreign tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreement, or under the applicable tranche. The company is not in default under the above notes or credit facilities. Exhibit 20 of this Form 10-Q, contains the unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

Accounts Receivable Securitization

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 1 of this report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball” or “the company” or “we” or “our” in the following discussion and analysis.

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

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. Over the past two years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our operations.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. These innovations include new shapes, sizes, opening features and other functional benefits of both metal and plastic packaging. This ongoing packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers.

While the North American beverage container manufacturing industry is relatively mature, the beverage can markets in other parts of the world are growing and are expected to continue to grow in the medium to long term. Our Brazilian joint venture completed the construction of a metal beverage can plant near Rio de Janeiro in November 2009 and added further can capacity in the existing Jacarei can plant. On March 30, 2010, Ball announced that a second can production line will be added to the Rio de Janeiro plant. The second line will be completed in the first quarter of 2011.  These Brazilian expansion efforts are owned by Ball’s unconsolidated 50-percent-owned joint venture, Latapack-Ball Embalagens, Ltda., and were funded by the joint venture without financial support from its shareholders. In Europe, we have been able to capitalize on growth by increasing capacity in some of our European can manufacturing facilities by speeding up certain lines and by expansion.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of our annual report on Form 10-K filed on February 22, 2010.

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

We recognize that attracting, developing and retaining highly talented employees are essential to the success of Ball and, because of that, we strive to pay employees competitively and encourage their ownership of the company’s common stock as part of a diversified portfolio. For most management employees, a meaningful portion of compensation is at risk as an incentive, dependent upon economic value added operating performance. For more senior positions, more compensation is at risk through economic value added performance and various long-term cash and stock compensation plans. Through our employee stock purchase plan and 401(k) plan, which matches employee contributions with Ball common stock, employees, regardless of organizational level, have opportunities to own Ball stock.

CONSOLIDATED SALES AND EARNINGS

For the first quarter of 2010, we reported consolidated net earnings attributable to Ball Corporation of $79.3 million, or 84 cents per diluted share, on sales of $1.7 billion, compared to $69.5 million, or 73 cents per diluted share, on sales of $1.6 billion in the first quarter of 2009. In the first quarter of 2010, we recorded a net charge of $1.7 million ($1.1 million after tax) related to previously announced plant closures. In the first quarter of 2009, $5.0 million ($3.1 million after tax) of accelerated depreciation expense was recorded in connection with the closure of a metal beverage can plant in Kansas City, Missouri.

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

Metal Beverage Packaging, Americas and Asia

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Net sales	$774.4	$620.4

Segment earnings	$74.0	$46.2
Business consolidation costs (a)	0.5	(5.0)
Total segment earnings	$74.5	$41.2

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. Ball’s acquisition of the remaining 65-percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC, is still pending and expected to close in 2010, subject to customary regulatory approvals.

This segment accounted for 45 percent of consolidated net sales in the first quarter of 2010 (39 percent in 2009). Sales in the first quarter of 2010, as compared to the same period in the prior year, were 25 percent higher primarily due to the additional sales associated with the four plants acquired from Anheuser-Busch InBev n.v./s.a. on October 1, 2009, and increased volumes in Asia, partially offset by slightly lower volumes from legacy North American operations.

Segment earnings in the first quarter of 2010 were $27.8 million higher than in the first quarter of 2009. The increase in earnings was primarily due to a net $15 million related to the higher volumes discussed above. Also contributing to the higher earnings in 2010 were cost savings from plant closures and favorable price and cost dynamics.

Metal Beverage Packaging, Europe

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Net sales	$367.5	$343.8
Segment earnings	35.0	30.9

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia.

This segment accounted for 21 percent of consolidated net sales in the first quarter of 2010 (22 percent in 2009). Segment sales in the first quarter of 2010 as compared to the same period in the prior year increased 7 percent primarily due to higher sales volumes in the mid-single digits, foreign currency translation increases of 6 percent on the strength of the euro and favorable changes in product mix. These positive impacts were partially offset by the pass through of lower pricing from aluminum derivative instruments.

Segment earnings in the first quarter of 2010 increased $4.1 million as compared to the first quarter of 2009 primarily due to approximately $3 million in higher sales volumes plus favorable price and cost dynamics, partially offset by the favorable impact of foreign currency exchange hedge positions in the first quarter of 2009.

Metal Food & Household Products Packaging, Americas

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Net sales	$285.4	$283.6
Segment earnings	21.7	49.6

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food packaging cans, aerosol cans, paint cans, general line cans and decorative specialty cans.

Segment sales were approximately 17 percent of consolidated net sales in the first quarter of 2010 (18 percent in 2009). Segment sales in the first quarter of 2010 were flat compared to the same period in the prior year with an approximate 3 percent increase in volumes offset by unfavorable product mix.

Segment earnings in the first quarter of 2010 decreased by $27.9 million as compared to the same period in the prior year, primarily due to lower inventory costs in 2009 being partially offset by improved manufacturing performance of approximately $7 million in 2010.

Plastic Packaging, Americas

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Net sales	$113.9	$159.7

Segment earnings	$(3.2)	$3.6
Business consolidation costs (a)	(2.2)	–
Total segment earnings	$(5.4)	$3.6

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 1 of this report.

The plastic packaging, Americas, segment consists of operations located in the U.S., which manufacture polyethylene terephthalate (PET) and polypropylene plastic container products used mainly in beverage and food packaging, as well as high density polyethylene and polypropylene containers for industrial and household product applications in 2009.

Segment sales were approximately 7 percent of consolidated net sales in the first quarter of 2010 (10 percent in 2009). Segment sales in the first quarter of 2010 as compared to the same period in the prior year decreased 29 percent primarily due to a decline in PET bottle sales to carbonated soft drink (CSD), water and sports drink customers; manufacturing disruptions at a PET plant due to a customer qualification issue; and a significant reduction in sales prices due to lower resin cost. These decreases were partially offset by higher specialty container volumes.

Segment earnings in the first quarter of 2010 decreased $6.8 million as compared to the first quarter of 2009 primarily due to the qualification issue discussed above and a delay in the startup of a new PET preform contract, both of which have since been resolved. The lower earnings included $16 million from the decreased sales volumes mentioned above, partially offset by $10 million of net cost savings due to business consolidation activities.

Aerospace and Technologies

	Three Months Ended
($ in millions)	March 28, 2010	March 29, 2009

Net sales	$165.0	$178.1
Segment earnings	13.5	14.6

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

Segment sales represented 10 percent of consolidated net sales in the first quarter of 2010 (11 percent in 2009). Segment sales in the first quarter of 2010, as compared to the same period in the prior year, decreased 7 percent primarily due to the winding down of several of our large programs nearing completion, including several Hubble Space Telescope-related programs, Kepler and WorldView-2, combined with delays in program awards and government funding constraints. The reductions were partially offset by new program starts and increased scope on previously awarded contracts, which may favorably affect segment performance in the second half of 2010.

Segment earnings in the first quarter of 2010 decreased by $1.1 million as compared to the first quarter of 2009 due to the revenue volume reductions described above.

Contracted backlog in the aerospace and technologies segment at March 28, 2010, was $516 million compared to a backlog of $518 million at December 31, 2009.

Additional Segment Information

For additional information regarding the company’s segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation activities were based on estimates by Ball management and were developed from available information. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Ball’s policy is to perform its annual goodwill impairment testing in the fourth quarter of each year, as well as on an interim basis when circumstances require. An update of this goodwill impairment testing was performed during the first quarter for the plastic packaging, Americas, segment. The updated impairment testing was performed in accordance with Ball’s stated policy as described in Note 1 within Item 8 of our Form 10-K. The updated testing indicated a reduction of the segment’s excess fair value over its carrying value, which makes future impairment reasonably possible, but did not indicate an impairment of goodwill. Management will continue to monitor the need for further goodwill impairment testing as conditions change in the business.

Equity in Results of Affiliates

The improvement in equity in results of affiliates in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to negative foreign currency impacts in 2009 from our investment in Brazil. Also contributing to improved results in Brazil was the addition of a new joint venture plant in Tres Rios, which began commercial production in late 2009.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $84.7 million in the first quarter of 2010 compared to $75.2 million for the same period in 2009. The increase in SG&A expenses was due to unfavorable foreign currency effects of approximately $2 million, higher employee compensation costs of approximately $2 million, favorable mark-to-market adjustments of derivatives of approximately $2 million in the first quarter of 2009 that did not recur in 2010 and other miscellaneous cost increases.

Interest and Taxes

Consolidated interest expense was $33.9 million for the first quarter of 2010 compared to $25.8 million in the same period of 2009. The higher expense in 2010 was primarily due to higher levels of debt, including the issuance of $700 million in senior notes during August 2009.

The effective income tax rate was 20 percent for the first three months of 2010 compared to 28 percent for the same period in 2009. The tax rate in 2010 included a release of a tax reserve of $3 million and the accrual of a net $8 million tax benefit due to a change in the tax status of a foreign investment. The tax rate in 2009 included a $4.8 million release of the company’s tax reserve for uncertain tax positions as the result of a foreign tax settlement. The full-year effective income tax rate for 2010 is expected to be approximately 32 percent.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

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

Cash flows used by operations of $272.0 million in the first three months of 2010 included $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s adoption of new prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet at March 28, 2010, resulting in a $250 million increase in accounts receivable and a corresponding working capital outflow from operating activities in the statement of cash flows. There was $50 million of accounts receivable sold under the securitization program at March 28, 2010, which has been presented as an increase in short-term debt in the balance sheet and in the financing activities section of the statement of cash flows.

Excluding the $250 million impact of additional accounts receivable from the change in accounting discussed above, cash flow used by operations was $22.0 million compared to $307.8 million in the first three months of 2009. The significant improvement in 2010 was primarily due to favorable working capital changes in accounts payable and, to a lesser degree, accounts receivable and inventories.

For the balance of 2010 we intend to focus our use of cash flow on share repurchases and debt reduction. Based on information currently available, we estimate 2010 capital spending to be approximately $235 million compared to 2009 capital spending of $187.1 million.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $54 million in 2010. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately €18 million (approximately $24 million) for the full year.

Debt Facilities and Refinancing

Interest-bearing debt at March 28, 2010, increased approximately $597 million to $3.2 billion from $2.6 billion at December 31, 2009. On March 22, 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million in 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds occurred on April 21, 2010, and resulted in a charge of $7.8 million ($4.7 million after tax) for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge will be reported in the company’s second quarter consolidated financial statements as a component of interest expense.

At March 28, 2010, approximately $600 million was available under the company’s committed multi-currency revolving credit facilities, which are available until October 2011. The company also had $309 million of short-term uncommitted credit facilities available at the end of the first quarter, of which $75.4 million was outstanding and due on demand, as well as approximately $172 million of available borrowings under its accounts receivable securitization program.

Given our cash flow projections and unused credit facilities that are available until October 2011, the company’s liquidity is expected to meet its ongoing operating cash flow and debt service requirements. While the worldwide financial and economic conditions have raised concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis.

The company was in compliance with all loan agreements at March 28, 2010, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about the company’s debt and receivables sales agreements are available in Notes 11 and 6, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Share Repurchases

On February 17, 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125.0 million of its common shares using cash on hand and available borrowings. The company advanced the $125.0 million on February 22, 2010, and received approximately 2.2 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The remaining shares and average price per share will be determined at the conclusion of the contract, which is expected to occur no later than August 2010.

Management Performance Measures

The following financial measurements are on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 1 of this report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 1 of this report.

Management internally uses adjusted earnings before interest and taxes (adjusted EBIT) and adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) to evaluate the company’s performance. EBIT and EBITDA are typically derived directly from the company’s consolidated statement of earnings; however, they may be adjusted for items that affect comparability between periods. Management also uses interest coverage and net debt to adjusted EBITDA ratios as metrics to monitor our credit quality.

Based on the above definitions, our calculations of adjusted EBIT, adjusted EBITDA, interest coverage ratio and net debt to adjusted EBITDA ratio as of and for the 12 months ended March 28, 2010, are summarized below:

($ in millions, except ratios)

Net earnings	$398.2
Add interest expense	125.3
Add tax provision	153.8
Equity in results of affiliates	(21.2)
Earnings before interest and taxes (EBIT)	656.1
Add business consolidation and other activities	41.2
Less gain on dispositions	(39.1)
Adjusted EBIT	658.2
Add depreciation and amortization	290.2
Adjusted EBITDA	$948.4

Interest expense	$125.3

Total debt	$3,193.6
Less cash	(391.4)
Net debt	$2,802.2

Adjusted EBIT/Interest coverage	5.3	x
Net debt/Adjusted EBITDA	3.0	x

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 17 and 18 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. Further details are available in Item 7A within Ball’s 2009 Annual Report on Form 10-K filed on February 22, 2010, and in Note 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Commodity Price Risk

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel, aluminum and resin prices could result in an estimated $6.3 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $10.8 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $4.7 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2.1 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates. The company continues to monitor and take steps as necessary to reduce its exposure related to natural gas and diesel fuel prices.

Interest Rate and Inflation Risk

Based on our interest rate exposure at March 28, 2010, our assumed floating rate debt levels throughout the next 12 months and the effects of our derivative instruments, a 100-basis point increase in interest rates could result in an estimated $5.0 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Considering the company’s derivative financial instruments outstanding at March 28, 2010, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $24.6 million after-tax reduction in net earnings over a one-year period. This amount includes the $10.8 million currency exposure discussed above. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $61 million. Actual changes in market prices or rates may differ from hypothetical changes.

Equity Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to market using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an effect of $0.8 million on pretax earnings.

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

As permitted by Securities and Exchange Commission guidance, management has excluded the operations related to four manufacturing plants acquired from Anheuser-Busch InBev n.v./s.a. (AB InBev) on October 1, 2009, from its assessment of internal control over financial reporting as of March 28, 2010. (Additional details regarding the acquisition are available in Note 4 to the consolidated financial statements within Item 1 of this report on Form 10-Q.) The AB InBev operations represented approximately 2 percent of Ball’s 2009 consolidated net sales and 9 percent of Ball’s consolidated total assets at December 31, 2009. The controls for these acquired operations are required to be evaluated and tested by the end of 2010.

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; regional and global pandemics; international business and market risks, such as the devaluation or revaluation of certain currencies; international business risks (including foreign exchange rates) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent acquisition and related integration of four metal beverage can and end plants; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 28, 2010.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 28, 2010.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

January 1 to January 31, 2010	223		$51.88	223	6,673,602
February 1 to February 28, 2010	2,243,589		$52.00	2,243,589	4,430,013
March 1 to March 28, 2010	5,149		$51.65	5,149	4,424,864
Total	2,248,961	(a)	$52.00	2,248,961

(a)	Includes shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 23, 2008, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 28, 2010.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended March 28, 2010.

Item 6.          Exhibits

10.1	Special Incentive Plan – Metal Beverage Packaging, Americas, which provides for certain cash incentive payments based upon the attainment of certain performance criteria

10.2
Third Amendment to Credit Agreement, dated April 12, 2010, by and among Ball Corporation, Ball European Holdings S.a.r.l., various financial institutions party thereto as lenders and Deutsche Bank AG, New York Branch, as administrative agent for the lenders, amending the Credit Agreement, dated October 13, 2005, as subsequently amended

20	Condensed consolidated financial statements as of December 31, 2009 and 2008, and for the three months ended March 28, 2010, and March 29, 2009

31
Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board and Chief Executive Officer of Ball Corporation and by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation

32
Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board and Chief Executive Officer of Ball Corporation and by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation

99	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	April 30, 2010

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
March 28, 2010

EXHIBIT INDEX

Certain portions of Exhibit EX-10.1 have been omitted based upon a request for confidential treatment.  The non-public information has been filed with the Commission.

Description	Exhibit

Special Incentive Plan – Metal Beverage Packaging, Americas, which provides for certain cash incentive payments based upon the attainment of certain performance criteria. (The form of the plan is filed herewith.)
EX-10.1

Third Amendment to Credit Agreement, dated April 12, 2010, by and among Ball Corporation, Ball European Holdings S.a.r.l., various financial institutions party thereto as lenders and Deutsche Bank AG, New York Branch, as administrative agent for the lenders, amending the Credit Agreement, dated October 13, 2005, as subsequently amended. (Filed herewith.)
EX-10.2

Condensed consolidated financial statements as of December 31, 2009 and 2008, and for the three months ended March 28, 2010, and March 29, 2009 (Filed herewith.)	EX-20

Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by R. David Hoover, Chairman of the Board and Chief Executive Officer of Ball Corporation and by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)
EX-31

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by R. David Hoover, Chairman of the Board and Chief Executive Officer of Ball Corporation and by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Furnished herewith.)
EX-32

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended (Filed herewith.)	EX-99