Form 10-Q
period 2010-06-27
BALL CORP
filed 2010-08-04
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2010
Common Stock, without par value	91,573,637 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 27, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales	$2,007.5	$1,744.6	$3,599.8	$3,170.5

Costs and expenses
Cost of sales (excluding depreciation)	1,643.1	1,436.1	2,961.3	2,610.4
Depreciation and amortization (Notes 9 and 11)	62.4	58.6	125.1	114.4
Selling, general and administrative	77.6	72.9	156.9	141.9
Business consolidation and other activities (Note 6)	2.3	7.2	1.8	12.2
Gain on sale of investment (Note 5)	–	(34.8)	–	(34.8)
	1,785.4	1,540.0	3,245.1	2,844.1

Earnings before interest and taxes	222.1	204.6	354.7	326.4

Interest expense	(36.6)	(24.7)	(70.5)	(50.5)
Debt refinancing costs (Note 12)	(8.1)	–	(8.1)	–
Total interest expense	(44.7)	(24.7)	(78.6)	(50.5)

Earnings before taxes	177.4	179.9	276.1	275.9
Tax provision	(60.8)	(50.0)	(81.7)	(76.6)
Equity in results of affiliates (Note 4)	28.0	5.2	32.7	2.5
Net earnings from continuing operations	144.6	135.1	227.1	201.8
Discontinued operations, net of tax (Note 5)	(75.6)	(1.6)	(78.7)	1.3

Net earnings	69.0	133.5	148.4	203.1
Less net earnings attributable to noncontrolling interests	–	(0.2)	(0.1)	(0.3)

Net earnings attributable to Ball Corporation	$69.0	$133.3	$148.3	$202.8

Amounts attributable to Ball Corporation:
Continuing operations	$144.6	$134.9	$227.0	$201.5
Discontinued operations	(75.6)	(1.6)	(78.7)	1.3
Net earnings	$69.0	$133.3	$148.3	$202.8

Earnings per share (Note 16):
Basic – continuing operations	$1.57	$1.44	$2.45	$2.16
Basic – discontinued operations	(0.82)	(0.02)	(0.85)	0.01
Total basic earnings per share	$0.75	$1.42	$1.60	$2.17

Diluted – continuing operations	$1.55	$1.42	$2.42	$2.13
Diluted – discontinued operations	(0.81)	(0.02)	(0.84)	0.01
Total diluted earnings per share	$0.74	$1.40	$1.58	$2.14

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)	June 27, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$75.0	$210.6
Receivables, net (Note 7)	1,062.9	534.9
Inventories, net (Note 8)	876.2	881.2
Current derivative contracts (Note 17)	72.4	100.1
Deferred taxes and other current assets	135.8	119.1
Assets held for sale (Note 5)	327.6	416.3
Total current assets	2,549.9	2,262.2

Property, plant and equipment, net (Note 9)	1,656.3	1,751.5
Goodwill (Note 10)	1,887.6	2,008.3
Noncurrent derivative contracts (Note 17)	63.1	80.6
Intangibles and other assets, net (Note 11)	461.4	385.7
Total Assets	$6,618.3	$6,488.3

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Notes 7 and 12)	$550.7	$312.3
Accounts payable	766.4	581.8
Accrued employee costs	190.6	212.0
Current derivative contracts (Note 17)	76.6	83.2
Other current liabilities	227.7	187.8
Liabilities held for sale (Note 5)	68.8	53.1
Total current liabilities	1,880.8	1,430.2

Long-term debt (Note 12)	2,157.1	2,283.9
Employee benefit obligations (Note 13)	981.0	1,013.2
Noncurrent derivative contracts (Note 17)	32.4	48.0
Deferred taxes and other liabilities	120.6	130.0
Total liabilities	5,171.9	4,905.3

Contingencies (Note 18)

Shareholders’ equity (Notes 14 and 15)
Common stock (162,153,139 shares issued – 2010; 161,513,274 shares issued – 2009)	859.9	830.8
Retained earnings	2,526.9	2,397.1
Accumulated other comprehensive earnings (loss)	(192.7)	(63.8)
Treasury stock, at cost (70,579,502 shares – 2010; 67,492,705 shares – 2009)	(1,749.3)	(1,582.8)
Total Ball Corporation shareholders’ equity	1,444.8	1,581.3
Noncontrolling interests	1.6	1.7
Total shareholders’ equity	1,446.4	1,583.0
Total Liabilities and Shareholders’ Equity	$6,618.3	$6,488.3

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009

Cash Flows from Operating Activities
Net earnings	$148.4	$203.1
Discontinued operations, net of tax	78.7	(1.3)
Adjustments to reconcile net earnings to net cash used in continuing operating activities:
Depreciation and amortization	125.1	114.4
Business consolidation and other activities, net of cash payments (Note 6)	1.8	9.8
Gain on sale of investment (Note 5)	–	(34.8)
Deferred taxes	(11.4)	(9.0)
Other, net	21.9	9.1
Changes in working capital components (Note 7)	(355.7)	(330.9)
Cash provided by (used in) continuing operating activities	8.8	(39.6)
Cash provided by discontinued operating activities	21.9	48.8
Total cash provided by operating activities	30.7	9.2

Cash Flows from Investing Activities
Additions to property, plant and equipment	(69.1)	(91.7)
Acquisition of equity affiliate (Note 4)	(89.2)	–
Cash collateral, net (Note 17)	0.3	54.7
Proceeds from sale of investment (Note 5)	–	37.0
Other, net	(10.5)	(2.6)
Cash used in continuing investing activities	(168.5)	(2.6)
Cash used in discontinued investing activities	(7.4)	(14.5)
Total cash used in investing activities	(175.9)	(17.1)

Cash Flows from Financing Activities
Long-term borrowings (Note 12)	1,077.4	511.4
Repayments of long-term borrowings	(977.7)	(594.3)
Change in short-term borrowings (Note 7)	81.0	24.9
Proceeds from issuances of common stock	21.8	12.3
Acquisitions of treasury stock	(162.9)	(1.3)
Common dividends	(18.3)	(18.7)
Other, net	(9.3)	2.9
Cash provided by (used in) financing activities	12.0	(62.8)

Effect of exchange rate changes on cash	(2.4)	2.8

Change in cash and cash equivalents	(135.6)	(67.9)
Cash and cash equivalents – beginning of period	210.6	127.4
Cash and cash equivalents – end of period	$75.0	$59.5

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. In addition, amounts in prior periods have been retrospectively adjusted to reflect the divestiture of the plastics packaging, Americas, segment as discontinued operations. Further details of the divestiture are available in Note 5.

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

Effective January 1, 2010, Ball adopted accounting guidance that modifies the way entities account for securitizations and special-purpose entities. In connection with the adoption of the guidance, the company determined that its existing accounts receivable securitization program should be recorded on the balance sheet as of January 1, 2010. Further details of this change in accounting are provided in Note 7.

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

New Accounting Guidance

In July 2010 accounting guidance was issued to enhance disclosures about a company’s allowance for doubtful accounts receivable and the credit quality of its financing receivables. In general it amends existing disclosure guidance to require a company to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information and modifications of its financing receivables. The disclosures required at the end of a reporting period will be effective for Ball as of December 31, 2010, and included in the company’s annual report. The disclosures about activity occurring during a reporting period will be effective for Ball on a prospective basis as of January 1, 2011. The company is evaluating the impact the guidance will have on its consolidated financial statements.

In April 2010 accounting guidance was issued to outline the criteria that should be met for determining when the milestone method of revenue recognition is appropriate in research or development transactions. The new guidance will be effective as of January 1, 2011. Ball is currently evaluating the impact of the new guidance on its aerospace and technologies segment.

3.	Business Segment Information

Effective June 15, 2010, with the announced sale of the company’s plastics packaging, Americas, business (discussed in Note 5), segment information has been retrospectively adjusted to reflect this change. Ball’s operations are organized and reviewed by management along its product lines and presented in four reportable segments.

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

Metal food & household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers.

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

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net Sales
Metal beverage packaging, Americas & Asia	$1,036.0	$749.1	$1,810.4	$1,369.5
Metal beverage packaging, Europe	479.3	490.6	846.8	834.4
Metal food & household products packaging, Americas	312.0	323.4	597.4	607.0
Aerospace & technologies	180.2	181.5	345.2	359.6
Net sales	$2,007.5	$1,744.6	$3,599.8	$3,170.5

Net Earnings
Metal beverage packaging, Americas & Asia	$114.5	$74.8	$188.5	$121.0
Business consolidation activities (Note 6)	0.8	(3.3)	1.3	(8.3)
Total metal beverage packaging, Americas & Asia	115.3	71.5	189.8	112.7

Metal beverage packaging, Europe	72.5	64.8	107.5	95.7
Metal food & household products packaging, Americas	33.4	35.1	55.1	84.7
Aerospace & technologies	18.6	14.8	32.1	29.4

Segment earnings before interest and taxes	239.8	186.2	384.5	322.5

Undistributed corporate expenses, net	(14.6)	(12.4)	(26.7)	(26.9)
Gain on sale of investment (Note 5)	–	34.8	–	34.8
Business consolidation and other activities (Note 6)	(3.1)	(4.0)	(3.1)	(4.0)
Total undistributed corporate expenses, net	(17.7)	18.4	(29.8)	3.9
Earnings before interest and taxes	222.1	204.6	354.7	326.4
Interest expense	(44.7)	(24.7)	(78.6)	(50.5)
Tax provision	(60.8)	(50.0)	(81.7)	(76.6)
Equity in results of affiliates (Note 4)	28.0	5.2	32.7	2.5
Net earnings from continuing operations	144.6	135.1	227.1	201.8
Discontinued operations, net of tax	(75.6)	(1.6)	(78.7)	1.3
Net earnings	69.0	133.5	148.4	203.1
Less net earnings attributable to noncontrolling interests	–	(0.2)	(0.1)	(0.3)
Net earnings attributable to Ball Corporation	$69.0	$133.3	$148.3	$202.8

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business Segment Information (continued)

Summary of Business by Segment (continued)
($ in millions)	June 27, 2010	December 31, 2009

Total Assets
Metal beverage packaging, Americas & Asia	$2,378.2	$2,111.8
Metal beverage packaging, Europe	2,138.3	2,357.9
Metal food & household products packaging, Americas	1,127.0	932.9
Aerospace & technologies	298.1	268.2
Segment assets from continuing operations	5,941.6	5,670.8
Corporate assets, net of eliminations	349.1	401.2
Assets held for sale	327.6	416.3
Total assets	$6,618.3	$6,488.3

4.	Acquisitions

Guangdong Jianlibao Group Co., Ltd (Jianlibao)

On June 15, 2010, the company acquired Jianlibao’s 65-percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC. Ball has owned 35 percent of the joint venture plant since 1992. Ball acquired the plant and related assets for $89.2 million in cash (net of cash acquired) and assumed debt and also entered into a long-term supply agreement with Jianlibao and one of its affiliates. The company recorded equity earnings of $22.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s equity investment as a result of the required purchase accounting, which is still in process. The acquisition of the remaining interest is not significant to the metal beverage packaging, Americas and Asia, segment.

Anheuser-Busch InBev n.v./s.a. (AB InBev)

On October 1, 2009, the company acquired three of AB InBev’s beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for $574.7 million in cash. The additional plants, which employ approximately 635 people, enhance Ball’s ability to serve its customers. The following unaudited pro forma consolidated results of operations for the three and six months ended June 28, 2009, have been prepared as if the acquisition had occurred as of January 1, 2009.

($ in millions)	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009

Net sales	$1,912.6	$3,506.5
Net earnings from continuing operations	138.1	204.8
Basic earnings per share from continuing operations	1.47	2.19
Diluted earnings per share from continuing operations	1.45	2.16

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the three and six months ended June 28, 2009, nor are they necessarily indicative of the results that may be obtained in the future. The pro forma adjustments primarily include the after-tax effect of increased interest expense related to incremental borrowings used to finance the acquisition. The adjustments also include the after-tax effects of amortization of the customer relationship intangible asset, inventory step-up adjustment and decreased depreciation expense on plant and equipment based on extended useful lives partially offset by increased fair values.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Dispositions

Plastics Packaging, Americas

On June 15, 2010, the company entered into an agreement to sell its plastics packaging, Americas, business to Amcor Limited. On August 2, 2010, Ball completed the sale of its plastics packaging business and received proceeds of $280 million, including $15 million of contingent consideration recognized at closing. The sale of Ball’s plastics packaging business includes five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

Ball’s plastics business employed approximately 1,000 people and had sales of $635 million in 2009. The manufacturing plants are located in Ames, Iowa; Batavia, Illinois; Bellevue, Ohio; Chino, California; and Delran, New Jersey; and research and development operations are based in Broomfield and Westminster, Colorado.

The following tables summarize the operating results for, and the assets and liabilities of, the discontinued operations:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales	$149.3	$181.6	$263.2	$341.3

Earnings from operations	$3.4	$8.7	$1.4	$13.1
Loss on asset impairment	(107.1)	–	(107.1)	–
Loss on business consolidation activities (a)	(4.4)	(11.9)	(7.3)	(11.9)
Tax benefit	32.5	1.6	34.3	0.1
Discontinued operations, net of tax	$(75.6)	$(1.6)	$(78.7)	$1.3

(a)
The first quarter of 2010 includes a net charge of $2.2 million to reflect individually insignificant costs and gains related to previously announced plastics plant closures. The second quarter of 2009 includes a charge of $11.9 million related primarily to the closure of plastics packaging manufacturing plants in New York and Wisconsin.

($ in millions)	June 27, 2010	December 31, 2009

Assets:
Receivables	$44.3	$13.3
Inventories	59.1	62.9
Property, plant and equipment	188.8	197.5
Goodwill	–	106.5
Other assets	35.4	36.1
Total assets held for sale	$327.6	$416.3

Liabilities:
Accounts payable	$54.5	$41.4
Other liabilities	14.3	11.7
Total liabilities held for sale	$68.8	$53.1

Investment in DigitalGlobe Inc. (DigitalGlobe)

In May 2009 the company sold 75 percent of its investment in DigitalGlobe, a provider of commercial high resolution earth imagery products and services, in conjunction with DigitalGlobe’s initial public offering. The sale generated proceeds of $37.0 million and a non-operating pretax gain of $34.8 million ($30.7 million after tax). The remaining investment in DigitalGlobe, classified as an other long-term asset, has been accounted for as a marketable equity investment and, as such, is marked to market, with the unrealized gain being held in accumulated other comprehensive earnings (loss). (See Note 14.)

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Business Consolidation Activities

2010

Metal Beverage Packaging, Americas and Asia

Net earnings of $0.5 million ($0.3 million after tax) and $0.8 million ($0.5 million after tax) were recorded in the first and second quarters of 2010, respectively, primarily to reflect individually insignificant costs and gains related to previously announced plant closures.

Corporate and Other Costs

In the second quarter, charges of $3.1 million ($1.9 million after tax) were recorded primarily to establish a reserve associated with an environmental matter at a previously owned facility.

2009

Metal Beverage Packaging, Americas and Asia

In the second quarter of 2009, a charge of $3.3 million ($2 million after tax) was taken for severance and other employee benefits related to a reduction of personnel in the plants and headquarters of the Americas portion of this segment. In the first quarter of 2009, a charge of $5 million ($3.1 million after tax) was taken related to accelerated depreciation for operations that ceased in the quarter at the company’s Kansas City plant.

Corporate and Other Costs

A pretax charge of $2.9 million ($1.8 million after tax) was recorded in the second quarter of 2009 for transaction costs required to be expensed for the October 1, 2009, acquisition of four plants from AB InBev. (See Note 4.) In addition, a $1.0 million pretax charge ($0.6 million after tax) was taken in the second quarter related to previously closed and sold facilities.

Following is a summary of activity by segment related to business consolidation activities for the six months ended June 27, 2010:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2009	$10.4	$7.3	$10.2	$27.9
Charges (gains) in continuing operations	(1.3)	–	3.1	1.8
Charges in discontinued operations	–	–	2.4	2.4
Cash payments and other activity	(0.8)	(0.8)	(3.9)	(5.5)
Balance at June 27, 2010	$8.3	$6.5	$11.8	$26.6

All remaining reserves for business consolidation activities are expected to be utilized during the balance of 2010. The carrying value of fixed assets remaining for sale in connection with previous plant closures was approximately $5.3 million at June 27, 2010.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Receivables

	June 27,	December 31,
($ in millions)	2010	2009

Trade accounts receivable, net	$987.6	$439.9
Other receivables	75.3	95.0
	$1,062.9	$534.9

Trade accounts receivable are shown net of an allowance for doubtful accounts of $12.0 million at June 27, 2010, and $13.6 million at December 31, 2009. Other receivables primarily include property and sales tax receivables and certain vendor rebate receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s adoption of new prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet at June 27, 2010, resulting in a $250 million increase in accounts receivable as compared to December 31, 2009, as well as a corresponding working capital outflow from operating activities in the statement of cash flows. There was $60.0 million of accounts receivable sold to the conduit under the securitization program at June 27, 2010, which has been presented as an increase in short-term debt in the balance sheet and in the financing activities section of the statement of cash flows.

8.	Inventories

($ in millions)	June 27, 2010	December 31, 2009

Raw materials and supplies	$337.3	$426.2
Work in process and finished goods	538.9	455.0
	$876.2	$881.2

In the fourth quarter of 2009, the company identified that ending inventory was not properly valued in its metal beverage packaging, Americas and Asia, segment. An adjustment was required in the normal inventory review process to properly value ending inventory, and an evaluation of the inventory valuation process was performed. This evaluation indicated that under the historic method used to value inventory in this segment, including determining appropriate deferred variances, the quarterly estimates of the deferred pricing variances did not adequately consider the impact of extreme price volatility and inventory turnover in ending inventories. Ball has modified its controls for capitalization of inventory variances. The modifications include a more timely review of variance calculations and a detailed metal price analysis. Additionally, the calculation methodology was modified to more accurately take into account the fluctuations in the London Metal Exchange (LME) pricing and inventory balances.

As a result of the evaluation, a cumulative $15.9 million pretax out-of-period adjustment was recorded in cost of sales in the fourth quarter of 2009, which should have impacted the prior three quarters of 2009 and the fourth quarter of 2008. Had the inventory been valued under the revised method, pretax earnings in the second quarter of 2009 would have been lower by $13.9 million ($8.5 million after tax and $0.09 per diluted share) and year-to-date pretax earnings would have been lower by $16.1 million ($9.8 million after tax and $0.10 per diluted share). Management has assessed the impact of these adjustments and does not believe these amounts were quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements or to the full-year results of operations for 2009.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Property, Plant and Equipment

($ in millions)	June 27, 2010	December 31, 2009

Land	$82.9	$86.3
Buildings	779.0	788.2
Machinery and equipment	2,652.5	2,675.1
Construction in progress	119.0	132.7
	3,633.4	3,682.3
Accumulated depreciation	(1,977.1)	(1,930.8)
	$1,656.3	$1,751.5

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $59.7 million and $119.7 million for the three and six months ended June 27, 2010, respectively, and $55.0 million and $107.5 million for the comparable periods in 2009, respectively.

10.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2009	$588.8	$1,065.9	$353.6	$2,008.3
Acquisition of equity affiliate (Note 4)	28.7	–	–	28.7
Effects of foreign currency exchange rates	–	(149.4)	−	(149.4)
Balance at June 27, 2010	$617.5	$916.5	$353.6	$1,887.6

Ball’s policy is to perform its annual goodwill impairment testing in the fourth quarter of each year, as well as on an interim basis when circumstances dictate. As a result of the announced sale of the plastics packaging, Americas, segment Ball determined that an update of the goodwill impairment testing was necessary for that segment. Based on the agreed upon contractual sales price and the net book value of the segment it was determined that an impairment charge of $107.1 million ($75.2 million after tax) was necessary during the second quarter of 2010. The impairment charge included impairment of both plastics packaging goodwill ($106.5 million) and long-lived assets ($0.6 million). The impairment charge was included in the discontinued operations line item of the statement of earnings for the three and six months ended June 27, 2010.

11.	Intangibles and Other Assets

($ in millions)	June 27, 2010	December 31, 2009

Investments in affiliates	$97.4	$86.2
Intangible assets (net of accumulated amortization of $100.7 at June 27, 2010, and $105.8 at December 31, 2009)	105.1	94.6
Company-owned life insurance	110.9	111.0
Long-term deferred tax assets	80.9	29.0
Other	67.1	64.9
	$461.4	$385.7

Total amortization expense of intangible assets amounted to $2.7 million and $5.4 million for the three months and six months ended June 27, 2010, respectively, and $3.6 million and $6.9 million for the comparable periods in 2009, respectively.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Debt

Long-term debt consisted of the following:

	June 27, 2010			December 31, 2009
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.625% Senior Notes, due March 2018 (excluding discount of $0.6 in 2010 and $0.6 in 2009)		$450.0	$450.0		$450.0	$450.0
7.125% Senior Notes, due September 2016 (excluding discount of $6.7 in 2010 and $7.2 in 2009)		$375.0	375.0		$375.0	375.0
7.375% Senior Notes, due September 2019 (excluding discount of $7.7 in 2010 and $8.1 in 2009)		$325.0	325.0		$325.0	325.0
6.75% Senior Notes, due September 2020		$500.0	500.0		–	–
6.875% Senior Notes, due December 2012 (excluding premium of $1.3 in 2009)		$–	–		$509.0	509.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	59.5	89.0	₤	63.8	101.5
Term B Loan, euro denominated		€227.5	280.4		€227.5	326.1
Term C Loan, Canadian dollar denominated	C$	112.4	108.1	C$	114.0	108.6
Term D Loan, U.S. dollar denominated		$300.0	300.0		$300.0	300.0
U.S. dollar multi-currency revolver borrowings		$62.3	62.3		$2.3	2.3
Euro multi-currency revolver borrowings		€19.4	23.9		€–	–
British sterling multi-currency revolver borrowings	₤	25.0	37.3	₤	20.9	33.3
Industrial Development Revenue Bonds
Floating rates due through 2015		$9.4	9.4		$9.4	9.4
Other (including discounts and premiums)	Various		8.7	Various		(7.5)
			2,569.1			2,532.7
Less: Current portion of long-term debt			(412.0)			(248.8)
			$2,157.1			$2,283.9

On March 22, 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of these bonds occurred on April 21, 2010, and resulted in a charge of $8.1 million ($4.9 million after tax) for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge is included as a component of interest expense in the consolidated financial statements.

As permitted, the company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated to be $2.61 billion at June 27, 2010, which approximated its carrying value of $2.57 billion. The fair value was $2.54 billion at December 31, 2009, which approximated its then carrying value of $2.53 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

At June 27, 2010, taking into account outstanding letters of credit, the company had approximately $575 million available for borrowing under the multi-currency revolving credit facilities that provide for up to $735 million in U.S. dollar equivalent borrowings. The company’s PRC operations also had approximately $30 million available under a committed credit facility of approximately $50 million. In addition to the long-term committed credit facilities, the company had short-term uncommitted credit facilities of up to $316 million at June 27, 2010, of which $78.7 million was outstanding and due on demand, as well as approximately $180 million of available borrowings under its accounts receivable securitization program.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Debt (continued)

The notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. The notes payable also contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases.

The company was in compliance with all loan agreements at June 27, 2010, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreements and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

13.	Employee Benefit Obligations

($ in millions)	June 27, 2010	December 31, 2009

Total defined benefit pension liability	$561.0	$603.7
Less current portion	(21.2)	(26.1)
Long-term defined benefit pension liability	539.8	577.6
Retiree medical and other postemployment benefits	194.4	193.0
Deferred compensation plans	202.5	199.9
Other	44.3	42.7
	$981.0	$1,013.2

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	June 27, 2010			June 28, 2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$11.1	$1.8	$12.9	$10.5	$1.3	$11.8
Interest cost	14.1	7.2	21.3	13.4	7.4	20.8
Expected return on plan assets	(17.0)	(3.7)	(20.7)	(15.9)	(3.4)	(19.3)
Amortization of prior service cost	0.4	(0.1)	0.3	0.2	(0.1)	0.1
Recognized net actuarial loss	4.3	1.2	5.5	3.1	0.9	4.0
Subtotal	12.9	6.4	19.3	11.3	6.1	17.4
Non-company sponsored plans	0.4	–	0.4	0.4	–	0.4
Net periodic benefit cost	$13.3	$6.4	$19.7	$11.7	$6.1	$17.8

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Employee Benefit Obligations (continued)

	Six Months Ended
	June 27, 2010			June 28, 2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$22.2	$3.6	$25.8	$21.0	$2.7	$23.7
Interest cost	28.3	14.7	43.0	26.8	14.5	41.3
Expected return on plan assets	(34.0)	(7.4)	(41.4)	(31.9)	(6.6)	(38.5)
Amortization of prior service cost	0.7	(0.2)	0.5	0.4	(0.2)	0.2
Recognized net actuarial loss	8.6	2.4	11.0	6.2	1.7	7.9
Subtotal	25.8	13.1	38.9	22.5	12.1	34.6
Non-company sponsored plans	0.8	–	0.8	0.8	–	0.8
Net periodic benefit cost	$26.6	$13.1	$39.7	$23.3	$12.1	$35.4

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $7.9 million in the first six months of 2010 ($18.4 million in the same period of 2009). The total contributions to these funded plans are expected to be approximately $55 million in 2010. Payments to participants in the unfunded German plans were $11.6 million (€8.7 million) in the first six months of 2010 and are expected to be approximately $23 million (approximately €18 million) for the full year. Actual contributions to the plans may be adjusted based on changes in market conditions.

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

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (net of tax)	Effective Derivatives (net of tax)		Gain on Available for Sale Securities (net of tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2008	$173.6	$(251.8)	$(104.3)		$–	$(182.5)
Change	(18.9)	4.8	17.3	(a)	8.0	11.2
June 28, 2009	$154.7	$(247.0)	$(87.0)		$8.0	$(171.3)

December 31, 2009	$180.2	$(274.4)	$23.4		$7.0	$(63.8)
Change	(138.4)	6.8	1.3	(a)	1.4	(128.9)
June 27, 2010	$41.8	$(267.6)	$24.7		$8.4	$(192.7)

(a)	The change in accumulated other comprehensive earnings (loss) for effective derivatives was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Amounts reclassified into earnings (Note 17):
Commodity contracts	$(2.9)	$29.5	$12.5	$42.5
Interest rate and foreign currency contracts	1.6	1.9	3.3	3.5
Change in fair value of cash flow hedges:
Commodity contracts	(22.6)	6.2	0.2	(12.2)
Interest rate and foreign currency contracts	(5.8)	(4.5)	(7.0)	(6.7)
Foreign currency and tax impacts	6.1	(11.6)	(7.7)	(9.8)
	$(23.6)	$21.5	$1.3	$17.3

Comprehensive Earnings

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net earnings attributable to Ball Corporation	$69.0	$133.3	$148.3	$202.8
Foreign currency translation adjustment	(80.9)	28.8	(138.4)	(18.9)
Pension and other postretirement items, net of tax	4.1	2.4	6.8	4.8
Effect of derivative instruments, net of tax	(23.6)	21.5	1.3	17.3
Gain on available for sale securities, net of tax	–	8.0	1.4	8.0
Comprehensive earnings	$(31.4)	$194.0	$19.4	$214.0

Stock Repurchases

On February 17, 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125.0 million of its common shares using cash on hand and available borrowings. The company advanced the $125.0 million on February 22, 2010, and received 2,161,799 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on May 20, 2010, and the company received an additional 199,103 shares.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

In addition to the share repurchases made under the accelerated share repurchase agreement, the company repurchased a total of $37.9 million of Ball common stock during the six months ended June 27, 2010. From June 28, 2010, through July 30, 2010, Ball repurchased an additional $118.3 million.

15.	Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the six months ended June 27, 2010, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	5,814,188	$37.92	2,470,267	$11.28
Granted	968,350	50.45	968,350	13.68
Vested	–		(365,666)	10.72
Exercised	562,830	25.76
Canceled/forfeited	(86,502)	45.23	(86,502)	11.35
End of period	6,133,206	40.91	2,986,449	12.13

Vested and exercisable, end of period	3,146,757	35.29
Reserved for future grants	4,444,357

The options granted in January 2010 included 506,700 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at June 27, 2010, was 6.5 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $80.3 million. The weighted average remaining contractual term for options vested and exercisable at June 27, 2010, was 4.7 years and the aggregate intrinsic value was $58.9 million.

The company received $7.5 million from options exercised during the three months ended June 27, 2010. The intrinsic value associated with these exercises was $9.3 million, and the associated tax benefit of $3.3 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows. During the six months ended June 27, 2010, the company received $14.5 million from options exercised. The intrinsic value associated with exercises for that period was $15.3 million, and the associated tax benefit of $5.0 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

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

Expected dividend yield	0.79%
Expected stock price volatility	28.99%
Risk-free interest rate	2.47%
Expected life of options	4.9 years

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Stock-Based Compensation Programs (continued)

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

In January 2010 and 2009, the company’s board of directors granted 181,150 and 193,450 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the first or second quarter of 2010 for either grant.

For the three and six months ended June 27, 2010, the company recognized in selling, general and administrative expenses pretax expense of $6.5 million ($4.0 million after tax) and $13.8 million ($8.4 million after tax) for share-based compensation arrangements, respectively. For the three and six months ended June 28, 2009, the company recognized pretax expense of $6.7 million ($4.0 million after tax) and $12.9 million ($7.8 million after tax) for such arrangements, respectively. At June 27, 2010, there was $46.6 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

16.	Earnings and Dividends Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts; shares in thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net earnings attributable to Ball Corporation	$69.0	$133.3	$148.3	$202.8

Basic weighted average common shares	92,100	93,763	92,566	93,655
Effect of dilutive securities	1,359	1,218	1,350	1,174
Weighted average shares applicable to diluted earnings per share	93,459	94,981	93,916	94,829

Basic earnings per share	$0.75	$1.42	$1.60	$2.17
Diluted earnings per share	$0.74	$1.40	$1.58	$2.14

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The options excluded totaled 1,642,520 in both the three and six months ended June 27, 2010; and 2,167,874 and 2,521,749 in the three and six months ended June 28, 2009, respectively.

The company declared and paid dividends of $0.10 in the second quarters of both 2010 and 2009 and $0.20 in the first six months of each year.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management

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

Commodity Price Risk

Ball’s metal beverage container operations manage commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects the majority of Ball’s North American metal beverage packaging net sales. Second, Ball uses certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

Most metal food and household products packaging, Americas, sales contracts either include provisions permitting Ball to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel costs.

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $0.9 billion and $1.1 billion at June 27, 2010, and December 31, 2009, respectively. The aluminum contracts include derivative instruments that are undesignated and receive mark-to-market accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted purchase and sales transactions that expire within the next four years. Included in shareholders’ equity at June 27, 2010, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $30.6 million associated with these contracts. A net gain of $12.9 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball uses a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 27, 2010, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments.

At June 27, 2010, the company had outstanding interest rate swap agreements in Europe with notional amounts of $166 million (€135 million) paying fixed rates expiring within the next 12 months. An approximate $2.7 million net after-tax loss associated with these contracts is included in accumulated other comprehensive earnings at June 27, 2010, the majority of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $1.2 million of net gain related to the termination or dedesignation of hedges is included in accumulated other comprehensive earnings at June 27, 2010. The amount recognized in earnings in the second quarter and first six months of both 2010 and 2009 related to the dedesignation of hedges was insignificant.

The fair value of derivatives generally reflects the estimated amounts that we would pay or receive upon termination of the contracts at the period end, taking into account any unrealized gains and losses on open contracts. The unrealized pretax loss on interest rate derivative contracts was $3.8 million at June 27, 2010, and $7.3 million at December 31, 2009.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Inflation Risk

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At June 27, 2010, the company had inflation options in Europe with notional amounts of $142 million (€115 million). These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at June 27, 2010, was $0.9 million (€0.7 million) and the option contracts expire within the next three years.

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. At June 27, 2010, the company had outstanding foreign exchange forward contracts and option collar contracts with notional amounts totaling $410.5 million. Approximately $4.3 million of net loss related to these contracts is included in accumulated other comprehensive earnings at June 27, 2010, of which a net after-tax loss of $2.0 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at June 27, 2010, expire within the next 36 months.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of June 27, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $83.4 million collateralized by $11.3 million, which was offset by cash collateral receipts from customers of $11.5 million. As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $98.8 million collateralized by $14.2 million, which was offset by cash collateral receipts from customers of $14.2 million. If the company’s public credit rating was downgraded, there would be a net increase of $16.4 million to our net cash collateral postings as of June 27, 2010.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 27, 2010, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of June 27, 2010

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$14.5	$56.9	$71.4
Other derivative contracts	0.1	0.9	1.0
Total current derivative contracts	$14.6	$57.8	$72.4

Noncurrent commodity contracts	$38.0	$24.2	$62.2
Other noncurrent contracts	−	0.9	0.9
Total noncurrent derivative contracts	$38.0	$25.1	$63.1

Liabilities:
Commodity contracts	$11.0	$57.3	$68.3
Other derivative contracts	7.6	0.7	8.3
Total current derivative contracts	$18.6	$58.0	$76.6

Noncurrent commodity contracts	$6.0	$24.2	$30.2
Other noncurrent contracts	2.2	–	2.2
Total noncurrent derivative contracts	$8.2	$24.2	$32.4

Fair Value of Derivative Instruments as of December 31, 2009

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$36.2	$51.7	$87.9
Other derivative contracts	0.1	12.1	12.2
Total current derivative contracts	$36.3	$63.8	$100.1

Noncurrent commodity contracts	$40.1	$39.1	$79.2
Other noncurrent contracts	−	1.4	1.4
Total noncurrent derivative contracts	$40.1	$40.5	$80.6

Liabilities:
Commodity contracts	$27.5	$51.9	$79.4
Other derivative contracts	0.6	3.2	3.8
Total current derivative contracts	$28.1	$55.1	$83.2

Noncurrent commodity contracts	$1.9	$38.9	$40.8
Other noncurrent contracts	7.2	–	7.2
Total noncurrent derivative contracts	$9.1	$38.9	$48.0

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 27, 2010, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The company’s investment in shares of DigitalGlobe was measured using Level 1 inputs and amounted to $19.3 million at June 27, 2010, and $16.9 million at December 31, 2009. Additionally, net receivables related to the European scrap metal program totaling $14.0 million at June 27, 2010, and $11.2 million at December 31, 2009, were classified as Level 2 within the fair value hierarchy.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended
	June 27, 2010		June 28, 2009
($ in millions)	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$2.9	$1.2	$(29.5)	$(0.2)
Interest rate contracts (b)	(1.2)	−	(1.9)	−
Inflation option contracts (c)	–	(0.3)	–	(0.3)
Equity contracts (d)	–	–	–	1.0
Other contracts (d)	(0.4)	1.1	–	(3.9)
Total	$1.3	$2.0	$(31.4)	$(3.4)

	Six Months Ended
	June 27, 2010		June 28, 2009
($ in millions)	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(12.5)	$1.5	$(42.5)	$(0.9)
Interest rate contracts (b)	(2.6)	−	(3.5)	−
Inflation option contracts (c)	–	(0.4)	–	0.7
Equity contracts (d)	–	–	–	2.6
Other contracts (d)	(0.7)	2.9	–	0.4
Total	$(15.8)	$4.0	$(46.0)	$2.8

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
(d)
Gains and losses on foreign currency contracts to hedge sales of product are recorded in cost of sales. Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the consolidated statement of earnings.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Contingencies

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

On or about February 19, 2010, the company’s Canadian subsidiary, Ball Packaging Products Canada Corp. (Ball Canada), was advised by the Ontario Ministry of the Environment (the Ministry) that the Ministry would post, for public comment, a proposed Order under the Environmental Protection Act. The proposed Order would require Ball Canada to remediate areas which were allegedly contaminated by its predecessor company, Marathon Paper Mills of Canada Limited. That company operated a pulp mill on the north shore of Lake Superior for many years until it was sold to James River Company in 1983. Ball Canada is investigating whether the allegations in the proposed Order are correct and, if so, whether or not it has any liability or any recourse against other parties, including any former or subsequent owners or other parties associated with the pulp mill. Ball Canada is also engaged in discussions with the Ministry and two successor owners and/or operators of the pulp mill with a view to Ball Canada and such owners and/or operators settling all potential outstanding claims of the Ministry and any claims against one another. Subject to the results of such discussions, the company does not believe this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

19.	Indemnifications and Guarantees

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

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

19.	Indemnifications and Guarantees (continued)

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

20.	Subsequent Events

On July 26, 2010, the company acquired Neuman Aluminum (Neuman) for approximately $60 million in cash. Neuman had sales of approximately $128 million in 2009 and is the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. The two plants, which employ approximately 180 people, will become part of Ball’s metal food and household products packaging, Americas, segment.

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

BUSINESS OVERVIEW

Business Overview

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also provide aerospace and other technologies and services to governmental and commercial customers.

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

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. These innovations include new shapes, sizes, opening features and other functional benefits. This ongoing packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers.

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

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of our annual report on Form 10-K filed on February 25, 2010.

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

CONSOLIDATED SALES AND EARNINGS

For the second quarter of 2010, we reported net earnings from continuing operations of $144.6 million on sales of $2.0 billion, compared to $134.9 million on sales of $1.7 billion in the second quarter of 2009. Net earnings from continuing operations for the first six months of 2010 were $227.0 million on sales of $3.6 billion, compared to $201.5 million on sales of $3.2 billion in the first six months of 2009. Higher sales in 2010 were due largely to increasing volumes in all of our packaging business and the impact of the acquisition late last year of four U.S. metal beverage packaging plants.

Net earnings from continuing operations improved as a result of the packaging sales volume increases, efficient plant operating performance and disciplined cost controls. These positive factors were partially offset by a weaker euro, higher interest costs and a higher effective tax rate, as expected.

Effective June 15, 2010, with the announced sale of the company’s plastics packaging, Americas, business, the company has four reportable segments. After aggregating the metal beverage packaging, Americas and Asia, operations based on similar economic characteristics, the four reportable segments are:  (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; and (4) aerospace and technologies. We also have investments in companies in the U.S., the PRC and Brazil, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales	$1,036.0	$749.1	$1,810.4	$1,369.5

Segment earnings	$114.5	$74.8	$188.5	$121.0
Business consolidation activities (a)	0.8	(3.3)	1.3	(8.3)
Total segment earnings	$115.3	$71.5	$189.8	$112.7

(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. Ball’s acquisition of the remaining 65-percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC, was completed on June 15, 2010.

Segment sales in the second quarter and first six months of 2010, as compared to the same periods in the prior year, were $286.9 million and $440.9 million higher, respectively, primarily due to the additional sales associated with the four plants acquired from Anheuser-Busch InBev n.v./s.a. on October 1, 2009, as well as increased promotional activity in carbonated soft drinks, strong demand for specialty cans and continued increased volumes in Asia.

Segment earnings in the second quarter and first six months of 2010 were $39.7 million and $67.5 million higher, respectively, than in the same periods of 2009. For the second quarter of 2010 the increase in earnings was primarily due to a net $23 million impact related to the higher sales volumes, a net margin increase of $19 million due primarily to favorable metal costs in both regions, lower costs as a result of past business consolidation activities and inventory holding losses experienced in the second quarter of 2009. For the first six months of 2010, the increase in earnings was primarily due to a net $44 million impact related to the higher volumes, a net margin increase of $27 million due to favorable metal costs in Asia and inventory holding losses experienced in the second quarter of 2009.

Metal Beverage Packaging, Europe

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales	$479.3	$490.6	$846.8	$834.4
Segment earnings	72.5	64.8	107.5	95.7

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia.

Segment sales in the second quarter of 2010 as compared to the same period in the prior year decreased slightly while the sales for the first six months of 2010 increased slightly. The decrease in sales during the second quarter was primarily due to $31 million of an unfavorable foreign exchange translation effect partially offset by $21 million of higher sales volumes. The increase in sales during the first six months of 2010 was primarily due to $30 million of higher sales volumes partially offset by unfavorable foreign exchange translation.

Segment earnings in the second quarter and the first six months of 2010 increased $7.7 million and $11.8 million, respectively, as compared to the same periods in the prior year. For the second quarter and six months of 2010 the increase in earnings was primarily due to $10 million and $13 million of favorable volumes, respectively. Also for the six months, segment earnings were also unfavorably impacted by foreign exchange rate changes.

Metal Food & Household Products Packaging, Americas

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales	$312.0	$323.4	$597.4	$607.0
Segment earnings	33.4	35.1	55.1	84.7

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food , aerosol, paint and general line containers, as well as decorative specialty containers.

Segment sales in the second quarter and first six months of 2010 declined $11.4 million and $9.6 million, respectively, compared to the same periods in the prior year as lower pricing due to lower commodity prices in some areas was mostly offset by an increase in volumes and improved mix.

Segment earnings in the second quarter and first six months of 2010 decreased by $1.7 million and $29.6 million, respectively, as compared to the same periods in the prior year.  For the second quarter of 2010 earnings decreased primarily due to lower inventory costs in 2009, partially offset by improved 2010 sales volumes and mix of $7 million. For the first six months of 2010 earnings decreased primarily due to lower inventory costs in 2009 partially offset by improved manufacturing performance of $10 million and improved sales volumes and mix of $8 million in 2010.

Aerospace and Technologies

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales	$180.2	$181.5	$345.2	$359.6
Segment earnings	18.6	14.8	32.1	29.4

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

Segment sales in the second quarter and first six months of 2010, as compared to the same periods in the prior year, decreased slightly primarily due to the winding down and completion of several large programs, including the Orion, James Webb Space Telescope, Kepler and WorldView-2 programs, combined with the impact of delays in program awards and government funding. The reductions were partially offset by new program starts and increased scope on previously awarded contracts.

Segment earnings in the second quarter and first six months of 2010 as compared to the same periods of 2009 increased due to favorable fixed-price program performance partially offset by the revenue program reductions described above.

Contracted backlog in the aerospace and technologies segment at June 27, 2010, was $539 million compared to a backlog of $518 million at December 31, 2009.

Discontinued Operations – Plastics Packaging, Americas

On June 15, 2010, we announced an agreement to sell our plastics packaging, Americas, business to Amcor Limited. On August 2, 2010, we completed the sale of our plastics packaging business and received proceeds of $280 million, including $15 million of contingent consideration recognized at closing. The sale of our plastics packaging business includes five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

Our plastics business employed approximately 1,000 people and had sales of $635 million in 2009. Manufacturing plants are located in Ames, Iowa; Batavia, Illinois; Bellevue, Ohio; Chino, California; and Delran, New Jersey; and research and development operations are based in Broomfield and Westminster, Colorado.

The following table summarizes the operating results for the discontinued operations:

	Three Months Ended		Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales	$149.3	$181.6	$263.2	$341.3

Earnings from operations	$3.4	$8.7	$1.4	$13.1
Loss on asset impairment	(107.1)	–	(107.1)	–
Loss on business consolidation activities	(4.4)	(11.9)	(7.3)	(11.9)
Tax benefit	32.5	1.6	34.3	0.1
Discontinued operations, net of tax	$(75.6)	$(1.6)	$(78.7)	$1.3

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation activities were based on estimates by management and were developed from available information. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Equity in Results of Affiliates

On June 15, 2010, we acquired Jianlibao’s 65-percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC. We owned 35 percent of the joint venture plant since 1992. We acquired the plant and related assets for $89.2 million in cash (net of cash acquired) and assumed debt and also entered into a long-term supply agreement with Jianlibao and one of its affiliates. We recorded equity earnings of $22.1 million, which was comprised of equity earnings, gains on the forgiveness of debt and guarantees and a gain realized on the fair value of Ball’s equity investment as a result of the required purchase accounting.

Other improvements in equity in results of affiliates in the second quarter and first six months of 2010 as compared to the same periods of 2009 were primarily due to improved results in Brazil from the addition of a new joint venture plant near Rio de Janeiro, which began commercial production in late 2009 and negative foreign currency impacts in 2009 from our investment in Brazil.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $77.6 million in the second quarter of 2010 compared to $72.9 million for the second quarter of 2009 and $156.9 million in the first six months of 2010 compared to $141.9 million for the first six months of 2009. The increase in SG&A expenses in the second quarter of 2010 was primarily due to higher employee compensation costs of approximately $5 million and other individually insignificant cost increases of $9 million, partially offset by favorable foreign exchange effects of $6 million and lower bad debt expense of $3 million. The increase in SG&A expenses in the first six months of 2010 was primarily due to higher employee compensation costs of approximately $8 million and other individually insignificant cost increases of $15 million, partially offset by favorable foreign exchange effects of $4 million and lower bad debts of $4 million.

Interest and Taxes

Consolidated interest expense was $44.7 million and $78.6 million for the second quarter and first six months of 2010, respectively, compared to $24.7 million and $50.5 million for the same periods of 2009, respectively. The second quarter and first six months included $8.1 million for the call premium and write off of unamortized financing costs and unamortized issuance premiums related to the redemption of Ball’s senior notes due December 2012. The higher expense in 2010 was also due to higher levels of debt, including the issuance of $700 million in senior notes in August 2009.

The effective income tax rate for earnings from continuing operations was 29.6 percent for the first six months of 2010 compared to 27.8 percent for the first six months of 2009. The tax rate in 2010 included a release of a tax reserve of $3 million and the accrual of a net $8 million tax benefit due to a change in the tax status of a foreign investment. The tax rate in 2009 included a $4.8 million release of a tax reserve for uncertain tax positions as the result of a foreign tax settlement, the $6.8 million release of a valuation allowance for a net operating loss carryforward and a $9.6 million tax benefit from the sale of shares in a stock investment due to a higher tax basis. The full-year effective income tax rate for 2010 is expected to be approximately 33 percent.

Subsequent Events

On July 26, 2010, the company acquired Neuman Aluminum (Neuman) for approximately $60 million in cash. Neuman had sales of approximately $128 million in 2009 and is the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. The two plants, which employ approximately 180 people, will become part of Ball’s metal food and household products packaging, Americas, segment.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments and anticipated capital expenditures. The following summarizes our cash flows:

	Six Months Ended
($ in millions)	June 27, 2010	June 28, 2009

Cash flows provided by operating activities (including discontinued operations)	$30.7	$9.2
Cash flows used in investing activities (including discontinued operations)	(175.9)	(17.1)
Cash flows provided by (used in) financing activities	12.0	(62.8)

Cash flows provided by operating activities in the first six months of 2010 included a use of $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s adoption of new prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet at June 27, 2010, resulting in a $250 million increase in accounts receivable and a corresponding working capital outflow from operating activities in the statement of cash flows. There were $60 million of accounts receivable sold under the securitization program at June 27, 2010, which has been presented as an increase in short-term debt in the balance sheet and in the financing activities section of the statement of cash flows.

Excluding the $250 million impact of additional accounts receivable from the change in accounting discussed above, cash flows provided by operating activities were $280.7 million compared to $9.2 million in the first six months of 2009. The significant improvement in 2010 was primarily due to favorable working capital changes in accounts payable and accrued expenses, partially offset by an unfavorable change in accounts receivable.

For the balance of 2010 we intend to focus our use of cash flow on share repurchases and debt reduction. Based on information currently available, we estimate 2010 capital spending to be approximately $230 million compared to 2009 capital spending of $187.1 million.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $55 million in 2010. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $23 million (approximately €18 million) for the full year.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until October 2011, the company’s liquidity is expected to meet its ongoing operating cash flow and debt service requirements. Interest-bearing debt at June 27, 2010, increased approximately $112 million to $2.71 billion from $2.6 billion at December 31, 2009. On March 22, 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million in 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds occurred on April 21, 2010, and resulted in a charge of $8.1 million ($4.9 million after tax) for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge has been reported in the company’s second quarter statement of earnings as a component of interest expense.

At June 27, 2010, approximately $575 million was available under the company’s committed multi-currency revolving credit facilities, which are available until October 2011. The company’s PRC operations also had approximately $30 million available under a committed credit facility of approximately $50 million. In addition to the long-term committed credit facilities, the company had $316 million of short-term uncommitted credit facilities available at the end of the first quarter, of which $78.7 million was outstanding and due on demand, as well as approximately $180 million of available borrowings under its accounts receivable securitization program.

The company was in compliance with all loan agreements at June 27, 2010, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about the company’s debt and receivables sales agreements are available in Notes 12 and 7, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Share Repurchases

On February 17, 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125.0 million of its common shares using cash on hand and available borrowings. The company advanced the $125.0 million on February 22, 2010, and received 2,161,799 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on May 20, 2010, and the company received an additional 199,103 shares.

In addition to the share repurchases made under the accelerated share repurchase agreement, the company purchased a total $37.9 million of its common stock, during the six months ended June 27, 2010. From June 28, 2010, through July 30, 2010, Ball repurchased an additional $118.3 million. For 2010 we expect to repurchase in excess of $400 million of our common shares, net of issuances.

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

Management internally uses adjusted earnings before interest and taxes (adjusted EBIT), adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) and economic value added (net operating earnings after tax, as defined by the company, less a capital charge on net operating assets employed) to evaluate the company’s performance. EBIT and EBITDA are typically derived directly from the company’s consolidated statement of earnings; however, they may be adjusted for items that affect comparability between periods. Management also uses interest coverage and net debt to adjusted EBITDA ratios as metrics to monitor our credit quality.

Based on the above definitions, our calculations of adjusted EBIT, adjusted EBITDA, interest coverage ratio and net debt to adjusted EBITDA ratio as of and for the 12 months ended June 27, 2010, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$415.3
Add interest expense	145.3
Add tax provision	165.5
Equity in results of affiliates	(44.0)
Earnings before interest and taxes (EBIT)	682.1
Add business consolidation and other activities	11.0
Adjusted EBIT	693.1
Add depreciation and amortization	253.8
Adjusted EBITDA	$946.9

Interest expense excluding debt refinancing costs	$137.2

Total debt	$2,707.8
Less cash	(75.0)
Net debt	$2,632.8

Adjusted EBIT/Interest coverage	5.1	x
Net debt/Adjusted EBITDA	2.8	x

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2009 Annual Report on Form 10-K filed on February 25, 2010, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Commodity Price Risk

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices could result in an estimated $0.5 million after-tax reduction in net earnings over a one-year period. Additionally, if foreign currency exchange rates were to change adversely by 10 percent, we estimate there could be a $15.2 million after-tax reduction in net earnings over a one-year period for foreign currency exposures on raw materials. Actual results may vary based on actual changes in market prices and rates.

A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $5.2 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $2.2 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates. The company continues to monitor and take steps as necessary to reduce its exposure related to natural gas and diesel fuel prices.

Interest Rate

Based on our interest rate exposure at June 27, 2010, our assumed floating rate debt levels throughout the next 12 months and the effects of our derivative instruments, a 100-basis point increase in interest rates could result in an estimated $3.9 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Considering the company’s derivative financial instruments outstanding at June 27, 2010, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $27.7 million after-tax reduction in net earnings over a one-year period. This amount includes the $15.2 million currency exposure discussed above. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $54 million. Actual changes in market prices or rates may differ from hypothetical changes.

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

As permitted by SEC guidance, management has excluded the operations related to four manufacturing plants acquired from Anheuser-Busch InBev n.v./s.a. (AB InBev) on October 1, 2009, from its assessment of internal control over financial reporting as of June 27, 2010. (Additional details regarding the acquisition are available in Note 4 to the consolidated financial statements within Item 1 of this report on Form 10-Q.) The AB InBev operations represented approximately 2 percent of Ball’s 2009 consolidated net sales and 9 percent of Ball’s consolidated total assets at December 31, 2009. The controls for these acquired operations are required to be evaluated and tested by the end of 2010.

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal and plastic container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in resin, steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; transportation costs; the number and timing of the purchases of the company’s common shares; regulatory action or federal and state legislation including mandated corporate governance and financial reporting laws; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; boycotts; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; accounting changes; local economic conditions; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; regional and global pandemics; international business and market risks, such as the devaluation or revaluation of certain currencies; international business risks (including foreign exchange rates) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty, Serbian dinar and Indian rupee; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent disposition of our plastics business; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended June 27, 2010.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended June 27, 2010.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

March 29 to April 25, 2010	263		$51.30	263	4,424,601
April 26 to May 23, 2010	199,160		$52.95	199,160	4,225,441
May 24 to June 27, 2010	842,688		$55.09	842,688	11,159,691
Total	1,042,111	(a)	$54.68	1,042,111

(a)	Includes shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On June 15, 2010, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 27, 2010.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended June 27, 2010.

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

101
The following materials from the company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 4, 2010

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
June 27, 2010

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

The following materials from the company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (Furnished herewith.)
EX-101