Form 10-Q
period 2010-09-26
BALL CORP
filed 2010-11-04
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2010
Common Stock, without par value	88,320,593 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 26, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$2,035.0	$1,812.3	$5,634.8	$4,982.8

Costs and expenses
Cost of sales (excluding depreciation)	1,653.4	1,471.6	4,614.7	4,082.0
Depreciation and amortization (Notes 9 and 11)	67.1	59.9	192.2	174.3
Selling, general and administrative	93.0	83.2	249.9	225.1
Business consolidation and other activities (Note 6)	(11.6)	10.1	(9.8)	22.3
Gain on sale of investment (Note 5)	–	–	–	(34.8)
	1,801.9	1,624.8	5,047.0	4,468.9

Earnings before interest and taxes	233.1	187.5	587.8	513.9

Interest expense	(36.2)	(28.9)	(106.7)	(79.4)
Debt refinancing costs (Note 12)	–	–	(8.1)	–
Total interest expense	(36.2)	(28.9)	(114.8)	(79.4)

Earnings before taxes	196.9	158.6	473.0	434.5
Tax provision	(60.5)	(55.1)	(142.2)	(131.7)
Equity in results of affiliates, net of tax (Note 4)	85.8	5.5	118.5	8.0
Net earnings from continuing operations	222.2	109.0	449.3	310.8
Discontinued operations, net of tax (Note 5)	5.3	(5.2)	(73.4)	(3.9)

Net earnings	227.5	103.8	375.9	306.9
Less net earnings attributable to noncontrolling interests	–	(0.1)	(0.1)	(0.4)

Net earnings attributable to Ball Corporation	$227.5	$103.7	$375.8	$306.5

Amounts attributable to Ball Corporation:
Continuing operations	$222.2	$108.9	$449.2	$310.4
Discontinued operations	5.3	(5.2)	(73.4)	(3.9)
Net earnings	$227.5	$103.7	$375.8	$306.5

Earnings per share (Note 16):
Basic – continuing operations	$2.48	$1.16	$4.90	$3.31
Basic – discontinued operations	0.06	(0.06)	(0.80)	(0.04)
Total basic earnings per share	$2.54	$1.10	$4.10	$3.27

Diluted – continuing operations	$2.44	$1.14	$4.84	$3.27
Diluted – discontinued operations	0.06	(0.05)	(0.79)	(0.04)
Total diluted earnings per share	$2.50	$1.09	$4.05	$3.23

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions)	September 26, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$168.7	$210.6
Receivables, net (Note 7)	1,121.3	534.9
Inventories, net (Note 8)	898.9	881.2
Current derivative contracts (Note 17)	56.0	100.1
Deferred taxes and other current assets	113.2	119.1
Assets held for sale (Note 5)	–	416.3
Total current assets	2,358.1	2,262.2

Property, plant and equipment, net (Note 9)	1,996.1	1,751.5
Goodwill (Note 10)	2,111.5	2,008.3
Noncurrent derivative contracts (Note 17)	81.8	80.6
Intangibles and other assets, net (Note 11)	431.6	385.7
Total Assets	$6,979.1	$6,488.3

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Notes 7 and 12)	$592.5	$312.3
Accounts payable	811.4	581.8
Accrued employee costs	235.8	212.0
Current derivative contracts (Note 17)	49.0	83.2
Other current liabilities	246.6	187.8
Liabilities held for sale (Note 5)	–	53.1
Total current liabilities	1,935.3	1,430.2

Long-term debt (Note 12)	2,054.8	2,283.9
Employee benefit obligations (Note 13)	1,001.0	1,013.2
Noncurrent derivative contracts (Note 17)	25.9	48.0
Deferred taxes and other liabilities	221.7	130.0
Total liabilities	5,238.7	4,905.3

Contingencies (Note 18)

Shareholders’ equity (Notes 14 and 15)
Common stock (162,496,348 shares issued – 2010; 161,513,274 shares issued – 2009)	876.5	830.8
Retained earnings	2,745.3	2,397.1
Accumulated other comprehensive earnings (loss)	(88.2)	(63.8)
Treasury stock, at cost (73,748,244 shares – 2010; 67,492,705 shares – 2009)	(1,927.8)	(1,582.8)
Total Ball Corporation shareholders’ equity	1,605.8	1,581.3
Noncontrolling interests (Note 4)	134.6	1.7
Total shareholders’ equity	1,740.4	1,583.0
Total Liabilities and Shareholders’ Equity	$6,979.1	$6,488.3

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009

Cash Flows from Operating Activities
Net earnings	$375.9	$306.9
Discontinued operations, net of tax	73.4	3.9
Adjustments to reconcile net earnings to net cash used in continuing operating activities:
Depreciation and amortization	192.2	174.3
Business consolidation and other activities, net of cash payments (Note 6)	(11.4)	12.9
Gain and equity earnings related to acquisitions (Note 4)	(118.5)	(8.0)
Gain on sale of investment (Note 5)	–	(34.8)
Deferred taxes	(51.2)	(14.6)
Other, net	103.7	15.4
Changes in working capital components (Note 7)	(208.2)	(511.0)
Cash provided by (used in) continuing operating activities	355.9	(55.0)
Cash provided by (used in) discontinued operating activities	15.5	61.1
Total cash provided by (used in) operating activities	371.4	6.1

Cash Flows from Investing Activities
Additions to property, plant and equipment	(131.1)	(117.0)
Acquisition of business (Note 4)	(60.0)	–
Acquisitions of equity affiliates (Note 4)	(63.8)	–
Proceeds from sale of business (Note 5)	280.0	–
Proceeds from sale of investment (Note 5)	–	37.0
Cash collateral, net (Note 17)	0.1	85.7
Other, net	(10.2)	(1.0)
Cash provided by (used in) continuing investing activities	15.0	(4.7)
Cash provided by (used in) discontinued investing activities	(9.2)	(22.6)
Total cash provided by (used in) investing activities	5.8	(17.9)

Cash Flows from Financing Activities
Long-term borrowings (Note 12)	1,199.3	1,283.2
Repayments of long-term borrowings	(1,270.1)	(878.2)
Net change in short-term borrowings (Note 7)	5.2	(73.3)
Proceeds from issuances of common stock	35.0	24.4
Acquisitions of treasury stock	(353.0)	(22.2)
Common dividends	(27.2)	(28.1)
Other, net	(5.8)	(5.6)
Cash provided by (used in) financing activities	(416.6)	300.2

Effect of exchange rate changes on cash	(2.5)	2.3

Change in cash and cash equivalents	(41.9)	290.7
Cash and cash equivalents - beginning of period	210.6	127.4
Cash and cash equivalents - end of period	$168.7	$418.1

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates, including its consolidated variable interest entities (collectively Ball, the company, we or our) and have been prepared by the company. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this presentation.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and conditions. However, we believe that the financial statements reflect all adjustments which are of a normal recurring nature and are necessary to fairly state the results of the interim periods.

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

In January 2010, the FASB issued additional guidance regarding fair value measurements, specifically requiring the disclosure of transfers in and out of Level 1 and 2 assets and liabilities (previously only required for those in Level 3) and more specific detailed disclosure of the activity in Level 3 fair value measurements (on a gross basis rather than a net basis). The new guidance also clarifies existing disclosure requirements regarding the level of disaggregation of asset and liability classes, as well as the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements. The disclosure requirement for transfers in and out of Level 1 and 2 assets and liabilities was effective for Ball on January 1, 2010, and had no impact on the unaudited condensed consolidated financial statements. The reporting of Level 3 activity on a gross basis will be effective for Ball as of January 1, 2011, and is expected to affect only the Level 3 pension plan assets, which do not represent a significant component of the total pension assets.

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

New Accounting Guidance

In July 2010, accounting guidance was issued to enhance disclosures about a company’s allowance for doubtful accounts receivable and the credit quality of its financing receivables. In general it amends existing disclosure guidance to require a company to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information and modifications of its financing receivables. The disclosures required at the end of a reporting period will be effective for Ball as of December 31, 2010, and will be included in the company’s annual report. The disclosures about activity occurring during a reporting period will be effective for Ball on a prospective basis as of January 1, 2011. The company is evaluating the impact the guidance will have on its consolidated financial statements.

In April 2010, accounting guidance was issued to outline the criteria that should be met for determining when the milestone method of revenue recognition is appropriate in research or development transactions. The new guidance will be effective as of January 1, 2011. Ball is evaluating the impact of the new guidance.

3.	Business Segment Information

Effective June 2010, with the announced sale of the company’s plastics packaging, Americas, business (discussed in Note 5), segment information was retrospectively adjusted. Ball’s operations are organized and reviewed by management along its product lines and presented in four reportable segments.

Metal beverage packaging, Americas and Asia: Consists of the metal beverage packaging, Americas, operations in the U.S., Canada and Brazil (since August 2010, as discussed in Note 4), and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC). The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers, and also manufacture and sell non-beverage plastic containers in the PRC.

Metal beverage packaging, Europe: Consists of operations in several countries in Europe, which manufacture and sell metal beverage containers.

Metal food and household products packaging, Americas: Consists of operations in the U.S., Canada and Argentina, which manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs.

Aerospace and technologies: Consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report. We also have investments in companies in the U.S. and the PRC, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Until August 2010, we also accounted for our investment in a Brazilian joint venture using the equity method of accounting. In August we acquired an additional economic interest in the joint venture and its results are now consolidated. Further details of the Brazilian transaction are available in Note 4.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business Segment Information (continued)

Summary of Business by Segment
	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net Sales
Metal beverage packaging, Americas & Asia	$1,004.7	$706.4	$2,815.1	$2,075.9
Metal beverage packaging, Europe	442.3	478.0	1,289.1	1,312.4
Metal food & household products packaging, Americas	420.1	459.5	1,017.5	1,066.5
Aerospace & technologies	167.9	168.4	513.1	528.0
Net sales	$2,035.0	$1,812.3	$5,634.8	$4,982.8

Net Earnings
Metal beverage packaging, Americas & Asia	$112.8	$102.9	$301.3	$223.9
Business consolidation activities (Note 6)	(0.9)	(1.0)	0.4	(9.3)
Total metal beverage packaging, Americas & Asia	111.9	101.9	301.7	214.6

Metal beverage packaging, Europe	63.1	68.8	170.6	164.5

Metal food & household products packaging, Americas	49.4	27.8	104.5	112.5
Business consolidation activities (Note 6)	13.2	−	13.2	−
Total metal food & household products packaging, Americas	62.6	27.8	117.7	112.5

Aerospace & technologies	18.4	16.2	50.5	45.6

Segment earnings before interest and taxes	256.0	214.7	640.5	537.2

Undistributed corporate expenses, net	(22.2)	(18.1)	(48.9)	(45.1)
Gain on sale of investment (Note 5)	–	–	–	34.8
Business consolidation and other activities (Note 6)	(0.7)	(9.1)	(3.8)	(13.0)
Total undistributed corporate expenses, net	(22.9)	(27.2)	(52.7)	(23.3)
Earnings before interest and taxes	233.1	187.5	587.8	513.9
Interest expense	(36.2)	(28.9)	(114.8)	(79.4)
Tax provision	(60.5)	(55.1)	(142.2)	(131.7)
Equity in results of affiliates, net of tax (Note 4)	85.8	5.5	118.5	8.0
Net earnings from continuing operations	222.2	109.0	449.3	310.8
Discontinued operations, net of tax (Note 5)	5.3	(5.2)	(73.4)	(3.9)
Net earnings	227.5	103.8	375.9	306.9
Less net earnings attributable to noncontrolling interests	–	(0.1)	(0.1)	(0.4)
Net earnings attributable to Ball Corporation	$227.5	$103.7	$375.8	$306.5

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business Segment Information (continued)

Summary of Business by Segment (continued)

($ in millions)	September 26, 2010	December 31, 2009

Total Assets
Metal beverage packaging, Americas & Asia	$2,902.4	$2,111.8
Metal beverage packaging, Europe	2,244.0	2,357.9
Metal food & household products packaging, Americas	1,263.6	932.9
Aerospace & technologies	286.1	268.2
Segment assets from continuing operations	6,696.1	5,670.8
Corporate assets, net of eliminations	283.0	401.2
Assets held for sale	–	416.3
Total assets	$6,979.1	$6,488.3

4.	Acquisitions

Latapack-Ball Embalagens, Ltda. (Latapack-Ball)

In August 2010, the company paid $46.2 million to acquire an additional 10.1 percent economic interest in its Brazilian beverage packaging joint venture, Latapack-Ball, through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and expands and strengthens Ball's presence in the growing Brazilian market. As a result of the transaction, Latapack-Ball became a variable interest entity (VIE) under consolidation accounting guidelines with Ball being identified as the primary beneficiary of the VIE and consolidating the joint venture. Latapack-Ball operates metal beverage packaging manufacturing plants in Tres Rios, Jacarei and Salvador, Brazil and has been included in the metal beverage packaging, Americas and Asia, reporting segment. In connection with the acquisition, the company recorded a gain of $81.8 million on its previously held equity investment in Latapack-Ball as a result of required purchase accounting.

The following table summarizes the preliminary fair values of the Latapack-Ball assets acquired, liabilities assumed and non-controlling interest recognized, as well as the related investment in Latapack S.A., as of the acquisition date. The valuation, which is based on market and income approaches, is still in process and is expected to be complete by the end of 2010.

Cash	$69.3
Current assets	85.1
Property, plant and equipment	265.9
Goodwill	96.9
Intangible asset	56.0
Current liabilities	(53.2)
Long-term liabilities	(174.1)
Net assets acquired	$345.9

Noncontrolling interests	$(132.8)

The customer relationships were identified as a valuable intangible asset by the company and assigned an estimated life of 13.4 years. The intangible asset is being amortized on a straight-line basis.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Acquisitions (continued)

Neuman Aluminum (Neuman)

In July 2010, the company acquired Neuman for approximately $60 million in cash. Neuman had sales of approximately $128 million in 2009 and is the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. Neuman operates two plants, one in the United States and one in Canada, that employ approximately 180 people. The acquisition of Neuman is not material to the metal food and household products packaging, Americas, segment, in which its results of operations have been included since the acquisition date.

Guangdong Jianlibao Group Co., Ltd (Jianlibao)

In June 2010, the company acquired Jianlibao’s 65 percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC. Ball has owned 35 percent of the joint venture plant since 1992. Ball acquired the 65 percent interest for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement with Jianlibao and one of its affiliates. The company recorded equity earnings of $24.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s previous 35 percent equity investment as a result of required purchase accounting. The purchase accounting was completed during the third quarter of 2010. The acquisition of the remaining interest is not material to the metal beverage packaging, Americas and Asia, segment.

Anheuser-Busch InBev n.v./s.a. (AB InBev)

In October 2009, the company acquired three of AB InBev’s beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for $574.7 million in cash. The additional plants, which employ approximately 635 people, enhance Ball’s ability to serve its customers. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of January 1, 2009.

($ in millions)	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009

Net sales	$1,980.3	$5,486.8
Net earnings from continuing operations	112.0	316.8
Basic earnings per share from continuing operations	1.19	3.38
Diluted earnings per share from continuing operations	1.17	3.34

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the three and nine months ended September 27, 2009, nor are they necessarily indicative of the results that may be obtained in the future. The pro forma adjustments primarily include the after-tax effect of increased interest expense related to incremental borrowings used to finance the acquisition. The adjustments also include the after-tax effects of amortization of the customer relationship intangible asset, inventory step-up adjustment and decreased depreciation expense on plant and equipment based on extended useful lives partially offset by increased fair values.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Dispositions

Plastics Packaging, Americas

In June 2010, the company agreed to sell its plastics packaging, Americas, business to Amcor Limited. In August 2010, Ball completed the sale and received proceeds of $280 million, including $15 million of contingent consideration recognized at closing, subject to normal closing adjustments of approximately $20 million. The sale of Ball’s plastics packaging business included five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

Ball’s plastics business employed approximately 1,000 people and had sales of $635 million in 2009. The manufacturing plants were located in Ames, Iowa; Batavia, Illinois; Bellevue, Ohio; Chino, California; and Delran, New Jersey. The research and development operations were based in Broomfield and Westminster, Colorado.

The following tables summarize the operating results for, and the assets and liabilities of, the discontinued operations:

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$55.3	$156.8	$318.5	$498.1

Earnings from operations	$1.9	$4.6	$3.3	$17.7
Gain on sale of business	9.9	–	9.9	–
Loss on asset impairment	–	–	(107.1)	–
Loss on business consolidation activities (a)	(2.8)	(12.6)	(10.1)	(24.5)
Tax benefit (provision)	(3.7)	2.8	30.6	2.9
Discontinued operations, net of tax	$5.3	$(5.2)	$(73.4)	$(3.9)

(a)
The first nine months of 2010 include net charges of $10.1 million to reflect individually insignificant costs and gains related to previously announced plastics plant closures. The second and third quarters of 2009 include charges totaling $24.5 million related primarily to the closure of plastics packaging manufacturing plants in New York, Wisconsin and Ontario.

($ in millions)	December 31, 2009

Assets:
Receivables	$13.3
Inventories	62.9
Property, plant and equipment	197.5
Goodwill	106.5
Other assets	36.1
Total assets held for sale	$416.3

Liabilities:
Accounts payable	$41.4
Other liabilities	11.7
Total liabilities held for sale	$53.1

Investment in DigitalGlobe Inc. (DigitalGlobe)

In May 2009, the company sold 75 percent of its investment in DigitalGlobe, a provider of commercial high resolution earth imagery products and services, in conjunction with DigitalGlobe’s initial public offering. The sale generated proceeds of $37.0 million and a non-operating pretax gain of $34.8 million ($30.7 million after tax). The remaining investment in DigitalGlobe, classified as an other long-term asset, has been accounted for as a marketable equity investment and, as such, is marked to market, with the unrealized gain being held in accumulated other comprehensive earnings (loss). (See Note 14.)

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Business Consolidation Activities

2010

Metal Beverage Packaging, Americas and Asia

Net earnings of $0.4 million ($0.3 million after tax) were recorded in the first nine months of 2010 to reflect individually insignificant costs and gains related to previously announced plant closures.

Metal Food and Household Products Packaging, Americas

In September 2010, Ball announced the closure of its metal food container manufacturing plant in Richmond, British Columbia. The plant, which produces steel cans for the Alaskan and Canadian salmon industry, will cease production in the first quarter of 2011, and its production capacity will be consolidated into other Ball facilities. In connection with the closure, the company recorded a charge of $4.6 million ($2.8 million after tax) primarily for severance and other employee benefits.

During the third quarter of 2010, the company identified an accrual of a pension liability related to a Canadian plant closure that occurred in 2006. The amount of the accrual was $17.8 million ($14.5 million after tax) and was the result of recognizing the final settlement of the pension plan prior to the actual settlement of the pension obligation as defined in the pension accounting guidance. A third quarter 2010 out-of-period adjustment eliminated the excess pension liability balance related to the final settlement. The accrual for the pension settlement liability, as determined at that time, will be charged to earnings from accumulated other comprehensive earnings (loss) upon final settlement of the related pension obligation when the criteria in the accounting guidance are deemed to have been met and all regulatory clearances have been given. Management has assessed the impact of this adjustment and does not believe these amounts were quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements, including the results of operations for 2006, or to the third quarter, first nine months or expected full year of 2010.

Corporate and Other Costs

In the third quarter, $0.7 million ($0.4 million after tax) of transaction costs were recorded in connection with the acquisition of Neuman (discussed in Note 4). In the second quarter, charges of $3.1 million ($1.9 million after tax) were recorded primarily to establish a reserve associated with an environmental matter at a previously owned facility.

2009

Metal Beverage Packaging, Americas and Asia

During the third quarter, a charge of $1.0 million ($0.6 million after tax) was recorded, primarily for winding down operations at the Puerto Rico and Kansas City plants. In the second quarter of 2009, a charge of $3.3 million ($2.0 million after tax) was taken for severance and other employee benefits related to a reduction of personnel in the plants and headquarters of the Americas portion of this segment. In the first quarter of 2009, a charge of $5.0 million ($3.1 million after tax) was taken related to accelerated depreciation for operations that ceased in the quarter at the company’s Kansas City plant.

Corporate and Other Costs

Pretax charges of $9.1 million ($5.5 million after tax) and $2.9 million ($1.8 million after tax) were recorded in the third quarter and second quarter of 2009, respectively, for transaction costs required to be expensed for the October 2009, acquisition of four plants from AB InBev (see Note 4). In addition, a $1.0 million pretax charge ($0.6 million after tax) was taken in the second quarter related to previously closed and sold facilities.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Business Consolidation Activities (continued)

Following is a summary of activity by segment related to business consolidation and other activities for the nine months ended September 26, 2010:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2009	$10.4	$7.3	$10.2	$27.9
Charges (gains) in continuing operations	(0.4)	(13.2)	3.8	(9.8)
Cash payments and other activity	(2.4)	14.0	(0.7)	10.9
Balance at September 26, 2010	$7.6	$8.1	$13.3	$29.0

The carrying value of fixed assets remaining for sale in connection with previous plant closures was approximately $6 million at September 26, 2010.

7.	Receivables

($ in millions)	September 26, 2010	December 31, 2009

Trade accounts receivable, net	$1,038.6	$439.9
Other receivables	82.7	95.0
	$1,121.3	$534.9

Trade accounts receivable are shown net of an allowance for doubtful accounts of $12.9 million at September 26, 2010, and $13.6 million at December 31, 2009. Other receivables primarily include property and sales tax receivables and certain vendor rebate receivables.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $250 million. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s prospective adoption of new accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet at September 26, 2010, resulting in a $250 million increase in accounts receivable as compared to December 31, 2009, as well as a corresponding working capital outflow from operating activities in the statement of cash flows. There were no accounts receivable sold under the securitization program at September 26, 2010.

In October 2010, the company renewed its receivables sales agreement for a period of one year. The size of the new program will vary from up to $125 million for settlement dates in January through April and up to $175 million for settlement dates in the remaining months.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

8.	Inventories

($ in millions)	September 26, 2010	December 31, 2009

Raw materials and supplies	$351.4	$426.2
Work in process and finished goods	547.5	455.0
	$898.9	$881.2

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

As a result of the evaluation, a cumulative $15.9 million pretax out-of-period adjustment was recorded in cost of sales in the fourth quarter of 2009, which should have impacted the prior three quarters of 2009 and the fourth quarter of 2008. Had the inventory been valued under the revised method, pretax earnings in the third quarter of 2009 would have been higher by $7.3 million ($4.4 million after tax or $0.04 per diluted share) and year-to-date pretax earnings would have been lower by $8.8 million ($5.4 million after tax or $0.06 per diluted share). Management has assessed the impact of these adjustments and does not believe these amounts were quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements or to the full-year results of operations for 2009.

9.	Property, Plant and Equipment

($ in millions)	September 26, 2010	December 31, 2009

Land	$92.0	$86.3
Buildings	864.7	788.2
Machinery and equipment	2,937.7	2,675.1
Construction in progress	163.6	132.7
	4,058.0	3,682.3
Accumulated depreciation	(2,061.9)	(1,930.8)
	$1,996.1	$1,751.5

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $63.4 million and $183.1 million for the three and nine months ended September 26, 2010, respectively, and $56.3 million and $163.8 million for the comparable periods in 2009, respectively.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

10.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2009	$588.8	$1,065.9	$353.6	$2,008.3
Business acquisition (Note 4)	–	–	23.7	23.7
Acquisition of equity affiliates (Note 4)	147.4	–	–	147.4
Effects of foreign currency exchange rates	–	(67.9)	–	(67.9)

Balance at September 26, 2010	$736.2	$998.0	$377.3	$2,111.5

Ball’s policy is to perform its annual goodwill impairment testing in the fourth quarter of each year, as well as on an interim basis when circumstances dictate. As a result of the sale of the plastics packaging, Americas, segment, Ball determined that an update of the goodwill impairment testing was necessary for that segment. Based on the contractual sales price and the net book value of the segment it was determined that an impairment charge of $107.1 million ($75.2 million after tax) was necessary during the second quarter of 2010. The impairment charge included impairment of both plastics packaging goodwill ($106.5 million) and long-lived assets ($0.6 million). The impairment charge was recorded during the second quarter and is included in the discontinued operations line item of the statement of earnings for the nine months ended September 26, 2010. See Note 5 for further details regarding the disposition of the plastics packaging business.

11.	Intangibles and Other Assets

($ in millions)	September 26, 2010	December 31, 2009

Investments in affiliates	$12.7	$86.2
Intangible assets (net of accumulated amortization of $110.1 at September 26, 2010, and $105.8 at December 31, 2009)	158.7	94.6
Company and trust-owned life insurance	122.8	111.0
Long-term deferred tax assets	64.9	29.0
Other	72.5	64.9
	$431.6	$385.7

Total amortization expense of intangible assets amounted to $3.7 million and $9.1 million for the three and nine months ended September 26, 2010, respectively, and $3.6 million and $10.5 million for the comparable periods in 2009, respectively.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Debt

Long-term debt consisted of the following:

	September 26, 2010			December 31, 2009
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.625% Senior Notes, due March 2018 (excluding discount of $0.6 in 2010 and $0.6 in 2009)		$450.0	$450.0		$450.0	$450.0
7.125% Senior Notes, due September 2016 (excluding discount of $6.4 in 2010 and $7.2 in 2009)		$375.0	375.0		$375.0	375.0
7.375% Senior Notes, due September 2019 (excluding discount of $7.5 in 2010 and $8.1 in 2009)		$325.0	325.0		$325.0	325.0
6.75% Senior Notes, due September 2020		$500.0	500.0		–	–
6.875% Senior Notes, due December 2012 (excluding premium of $1.3 in 2009)		$–	–		$509.0	509.0
Senior Credit Facilities, due October 2011 (at variable rates)
Term A Loan, British sterling denominated	₤	55.3	87.0	₤	63.8	101.5
Term B Loan, euro denominated		€157.5	211.4		€227.5	326.1
Term C Loan, Canadian dollar denominated	C$	110.8	107.6	C$	114.0	108.6
Term D Loan, U.S. dollar denominated		$300.0	300.0		$300.0	300.0
U.S. dollar multi-currency revolver borrowings		$–	–		$2.3	2.3
British sterling multi-currency revolver borrowings	₤	29.2	46.0	₤	20.9	33.3
Latapack-Ball Note Payable		$135.0	135.0
Industrial Development Revenue Bonds
Floating rates due through 2015		$9.4	9.4		$9.4	9.4
Other (including discounts and premiums)	Various		34.0	Various		(7.5)
			2,580.4			2,532.7
Less: Current portion of long-term debt			(525.6)			(248.8)
			$2,054.8			$2,283.9

In March 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of these bonds occurred on April 21, 2010, and resulted in a charge of $8.1 million ($4.9 million after tax) for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge is included as a component of interest expense in the consolidated financial statements.

In connection with the acquisition of an additional economic interest in Latapack-Ball (see Note 4), the company consolidated approximately $149 million of long-term debt, including a $135 million bank loan. The $135 million facility bears interest at variable rates and is due in October 2017. The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

As permitted, the company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated to be $2.70 billion at September 26, 2010, which approximated its carrying value of $2.58 billion. The fair value was $2.54 billion at December 31, 2009, which approximated its then carrying value of $2.53 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Debt (continued)

At September 26, 2010, taking into account outstanding letters of credit, the company had approximately $659 million available for borrowing under the multi-currency revolving credit facilities that provide for up to $735 million in U.S. dollar equivalent borrowings. The company’s PRC operations also had approximately $20 million available under a committed credit facility of approximately $50 million, and Latapack-Ball had approximately $54 million available under a facility of approximately $200 million. In addition to the long-term committed credit facilities, the company had short-term uncommitted credit facilities of up to $325 million at September 26, 2010, of which $66.9 million was outstanding and due on demand, as well as approximately $222 million of available borrowings under its accounts receivable securitization program.

The notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. The notes payable also contain certain covenants and restrictions including, among other things, limits on the incurrence of additional indebtedness and limits on the amount of restricted payments, such as dividends and share repurchases.

The company was in compliance with all loan agreements at September 26, 2010, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreements and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

13.	Employee Benefit Obligations

($ in millions)	September 26, 2010	December 31, 2009

Total defined benefit pension liability	$592.0	$603.7
Less current portion	(23.0)	(26.1)
Long-term defined benefit pension liability	569.0	577.6
Retiree medical and other postemployment benefits	187.5	193.0
Deferred compensation plans	213.8	199.9
Other	30.7	42.7
	$1,001.0	$1,013.2

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	September 26, 2010			September 27, 2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.6	$1.7	$12.3	$10.5	$1.6	$12.1
Interest cost	14.1	7.2	21.3	13.4	8.1	21.5
Expected return on plan assets	(16.8)	(3.8)	(20.6)	(16.0)	(3.8)	(19.8)
Amortization of prior service cost	0.3	–	0.3	0.2	(0.1)	0.1
Recognized net actuarial loss	5.4	1.3	6.7	3.1	1.0	4.1
Curtailment loss (gain)	(0.1)	1.8	1.7	–	–	–
Subtotal	13.5	8.2	21.7	11.2	6.8	18.0
Multi-employer plans	0.6	–	0.6	0.4	–	0.4
Net periodic benefit cost	$14.1	$8.2	$22.3	$11.6	$6.8	$18.4

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Employee Benefit Obligations (continued)

	Nine Months Ended
	September 26, 2010			September 27, 2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$32.8	$5.3	$38.1	$31.5	$4.3	$35.8
Interest cost	42.4	21.9	64.3	40.2	22.6	62.8
Expected return on plan assets	(50.8)	(11.2)	(62.0)	(47.9)	(10.4)	(58.3)
Amortization of prior service cost	1.0	(0.2)	0.8	0.6	(0.3)	0.3
Recognized net actuarial loss	14.0	3.7	17.7	9.3	2.7	12.0
Curtailment loss (gain)	(0.1)	1.8	1.7	–	–	–
Subtotal	39.3	21.3	60.6	33.7	18.9	52.6
Multi-employer plans	1.4	–	1.4	1.2	–	1.2
Net periodic benefit cost	$40.7	$21.3	$62.0	$34.9	$18.9	$53.8

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $51.9 million in the first nine months of 2010 ($54.9 million in the same period of 2009). The total contributions to these funded plans are expected to be in the range of $55 million to $60 million in 2010. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $17.1 million (€13.0 million) in the first nine months of 2010 and are expected to be approximately $23 million (approximately €18 million) for the full year.

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

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (Net of Tax)	Effective Derivatives (Net of Tax)		Gain on Available for Sale Securities (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2008	$173.6	$(251.8)	$(104.3)		$–	$(182.5)
Change	28.5	7.4	46.1	(a)	5.8	87.8
September 27, 2009	$202.1	$(244.4)	$(58.2)		$5.8	$(94.7)

December 31, 2009	$180.2	$(274.4)	$23.4		$7.0	$(63.8)
Change	(48.6)	(7.2)	28.4	(a)	3.0	(24.4)
September 26, 2010	$131.6	$(281.6)	$51.8		$10.0	$(88.2)

(a)	The change in accumulated other comprehensive earnings (loss) for effective derivatives was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27 2009	September 26, 2010	September 27 2009

Amounts reclassified into earnings (Note 17):
Commodity contracts	$(2.0)	$35.2	$10.5	$77.7
Interest rate and foreign currency contracts	2.3	1.9	5.6	5.4
Change in fair value of cash flow hedges:
Commodity contracts	32.8	7.9	33.0	(4.3)
Interest rate and foreign currency contracts	2.9	0.9	(4.1)	(5.8)
Foreign currency and tax impacts	(8.9)	(17.1)	(16.6)	(26.9)
	$27.1	$28.8	$28.4	$46.1

Comprehensive Earnings

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net earnings	$227.5	$103.8	$375.9	$306.9
Foreign currency translation adjustment	89.8	47.4	(48.6)	28.5
Pension and other postretirement items, net of tax	(14.0)	2.6	(7.2)	7.4
Effect of derivative instruments, net of tax	27.1	28.8	28.4	46.1
Gain on available for sale securities, net of tax	1.6	(2.2)	3.0	5.8
Comprehensive earnings	$332.0	$180.4	$351.5	$394.7

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Shareholders’ Equity and Comprehensive Earnings (continued)

Stock Repurchases

In February 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125.0 million of its common shares using cash on hand and available borrowings. The company advanced the $125.0 million on February 22, 2010, and received 2,161,799 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled in May 2010, and the company received an additional 199,103 shares.

In addition to the $125.0 million of share repurchases made under the accelerated share repurchase agreement, the company repurchased a total of $228.0 million of Ball common stock during the nine months ended September 26, 2010. From September 27 through November 2, 2010, Ball repurchased an additional $140.6 million of common stock, including the private transaction described in Note 20.

15.	Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the nine months ended September 26, 2010, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	5,814,188	$37.92	2,470,267	$11.28
Granted	968,350	50.45	968,350	13.68
Vested			(1,309,523)	11.52
Exercised	(884,544)	25.47
Canceled/forfeited	(140,702)	46.01	(140,252)	11.78
End of period	5,757,292	41.75	1,988,842	12.26

Vested and exercisable, end of period	3,768,450
Reserved for future grants	4,405,142

The options granted in January 2010 included 506,700 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at September 26, 2010, was 6.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $106.3 million. The weighted average remaining contractual term for options vested and exercisable at September 26, 2010, was 5.3 years and the aggregate intrinsic value was $79.3 million.

The company received $8.0 million from options exercised during the three months ended September 26, 2010. The intrinsic value associated with these exercises was $10.5 million, and the associated tax benefit of $3.3 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows. During the nine months ended September 26, 2010, the company received $22.5 million from options exercised. The intrinsic value associated with exercises for that period was $25.8 million, and the associated tax benefit of $8.3 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

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

In January 2010 and 2009, the company’s board of directors granted 181,150 and 193,450 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the first, second or third quarter of 2010 for either grant.

For the three and nine months ended September 26, 2010, the company recognized in selling, general and administrative expenses pretax expense of $5.5 million ($3.4 million after tax) and $19.3 million ($11.8 million after tax) for share-based compensation arrangements, respectively. For the three and nine months ended September 27, 2009, the company recognized pretax expense of $6.6 million ($4.0 million after tax) and $19.5 million ($11.8 million after tax) for such arrangements, respectively. At September 26, 2010, there was $41.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

16.	Earnings and Dividends Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts; shares in thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net earnings attributable to Ball Corporation	$227.5	$103.7	$375.8	$306.5

Basic weighted average common shares	89,632	93,976	91,573	93,763
Effect of dilutive securities	1,447	1,375	1,324	1,187
Weighted average shares applicable to diluted earnings per share	91,079	95,351	92,897	94,950

Basic earnings per share	$2.54	$1.10	$4.10	$3.27
Diluted earnings per share	$2.50	$1.09	$4.05	$3.23

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Earnings and Dividends Per Share (continued)

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation, exceeded the average closing stock price for the period). The options excluded totaled 987,630 and 939,950 in the three and nine months ended September 26, 2010, respectively; and 2,877,689 and 2,950,834 in the three and nine months ended September 27, 2009, respectively.

The company declared and paid dividends of $0.10 per share in the third quarters of both 2010 and 2009 and $0.30 per share in the first nine months of each year.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.0 billion and $1.1 billion at September 26, 2010, and December 31, 2009, respectively. The aluminum contracts include derivative instruments that are undesignated and receive mark-to-market accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted purchase and sales transactions that expire within the next four years. Included in shareholders’ equity at September 26, 2010, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $54.2 million associated with these contracts. A net gain of $28.5 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball uses a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 26, 2010, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

At September 26, 2010, the company had outstanding interest rate swap agreements with notional amounts of $411 million paying fixed rates expiring within the next two years. An approximate $1.9 million net after-tax loss associated with these contracts is included in accumulated other comprehensive earnings at September 26, 2010, the majority of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. Approximately $0.9 million of net gain related to the termination or dedesignation of hedges is included in accumulated other comprehensive earnings at September 26, 2010. The amount recognized in earnings in the third quarter and first nine months of both 2010 and 2009 related to the dedesignation of hedges was insignificant.

The fair value of derivatives generally reflects the estimated amounts that we would pay or receive upon termination of the contracts at the period end, taking into account any unrealized gains and losses on open contracts. The unrealized pretax loss on interest rate derivative contracts was $4.7 million at September 26, 2010, and $7.3 million at December 31, 2009.

Inflation Risk

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At September 26, 2010, the company had inflation options in Europe with notional amounts of $154 million. These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at September 26, 2010, was $0.6 million and the option contracts expire at various times within the next three years.

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the European euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. At September 26, 2010, the company had outstanding foreign exchange forward contracts and option collar contracts with notional amounts totaling $508 million. Approximately $1.4 million of net loss related to these contracts is included in accumulated other comprehensive earnings at September 26, 2010, which is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at September 26, 2010, expire within the next three years.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s unaudited condensed consolidated statements of cash flows. As of September 26, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $44.3 million and no collateral was required to be posted. As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $98.8 million collateralized by $14.2 million, which was offset by cash collateral receipts from customers of $14.2 million. If the company’s public credit rating was downgraded, there would be a net increase of $10.8 million to our net cash collateral postings as of September 26, 2010.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 26, 2010, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value of Derivative Instruments as of September 26, 2010

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$22.2	$32.1	$54.3
Other derivative contracts	0.2	1.5	1.7
Total current derivative contracts	$22.4	$33.6	$56.0

Noncurrent commodity contracts	$61.4	$18.7	$80.1
Other noncurrent contracts	1.0	0.7	1.7
Total noncurrent derivative contracts	$62.4	$19.4	$81.8

Liabilities:
Commodity contracts	$5.3	$32.6	$37.9
Other derivative contracts	5.6	5.5	11.1
Total current derivative contracts	$10.9	$38.1	$49.0

Noncurrent commodity contracts	$6.3	$18.1	$24.4
Other noncurrent contracts	1.5	–	1.5
Total noncurrent derivative contracts	$7.8	$18.1	$25.9

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of December 31, 2009

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$36.2	$51.7	$87.9
Other derivative contracts	0.1	12.1	12.2
Total current derivative contracts	$36.3	$63.8	$100.1

Noncurrent commodity contracts	$40.1	$39.1	$79.2
Other noncurrent contracts	−	1.4	1.4
Total noncurrent derivative contracts	$40.1	$40.5	$80.6

Liabilities:
Commodity contracts	$27.5	$51.9	$79.4
Other derivative contracts	0.6	3.2	3.8
Total current derivative contracts	$28.1	$55.1	$83.2

Noncurrent commodity contracts	$1.9	$38.9	$40.8
Other noncurrent contracts	7.2	–	7.2
Total noncurrent derivative contracts	$9.1	$38.9	$48.0

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 26, 2010, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The company’s investment in shares of DigitalGlobe was measured using Level 1 inputs and amounted to $21.9 million at September 26, 2010, and $16.9 million at December 31, 2009. Additionally, net receivables related to the European scrap metal program totaling $13.1 million at September 26, 2010, and $11.2 million at December 31, 2009, were classified as Level 2 within the fair value hierarchy.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended
	September 26, 2010		September 27, 2009
($ in millions)	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$2.0	$(1.7)	$(35.2)	$(0.1)
Interest rate contracts (b)	(1.2)	−	(2.2)	−
Inflation option contracts (c)	–	(0.3)	–	(0.7)
Foreign exchange contracts (d)	(1.1)	(3.1)	0.3	1.1
Equity contracts (d)	–	–	–	0.6
Total	$(0.3)	$(5.1)	$(37.1)	$(0.9)

	Nine Months Ended
	September 26, 2010		September 27, 2009
($ in millions)	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(10.5)	$(0.2)	$(77.7)	$(0.9)
Interest rate contracts (b)	(3.8)	−	(5.7)	−
Inflation option contracts (c)	–	(0.7)	–	–
Foreign exchange contracts (d)	(1.8)	(0.2)	0.3	1.6
Equity contracts (d)	–	–	–	3.2
Total	$(16.1)	$(1.1)	$(83.1)	$3.9

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

In February 2010, the company’s Canadian subsidiary, Ball Packaging Products Canada Corp. (Ball Canada), was advised by the Ontario Ministry of the Environment (the Ministry) that the Ministry would post, for public comment, a proposed Order under the Environmental Protection Act. The proposed Order would require Ball Canada to remediate areas which were allegedly contaminated by its predecessor company, Marathon Paper Mills of Canada Limited. That company operated a pulp mill on the north shore of Lake Superior for many years until it was sold to James River Company in 1983. Ball Canada is investigating whether the allegations in the proposed Order are correct and, if so, whether or not it has any liability or any recourse against other parties, including any former or subsequent owners or other parties associated with the pulp mill. Ball Canada has also engaged in discussions with the Ministry and two successor owners and/or operators of the pulp mill with a view to Ball Canada and such owners and/or operators settling all potential outstanding claims of the Ministry and any claims against one another. Subject to the results of such discussions, the company does not believe this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company. In September 2010, the three companies and the Ministry reached a mediated agreement to retain an environmental consultant to risk assess the mill site with emphasis on the potential for containment of contamination, if any is found. A further mediation will occur after the consultant completes its work next year in order to determine the scope and cost split of any potential containment that may be recommended as part of an overall settlement among all parties, including the Ministry.

19.	Indemnifications and Guarantees

General Guarantees

During the normal course of business, the company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. In addition many of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

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

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Foreign tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche. The company is not in default under the above notes or credit facilities. Exhibit 20 of this Form 10-Q, contains the unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

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

On November 2, 2010, the company entered into a private transaction to acquire 1,387,704 shares of its publicly held common stock for $88.8 million. The stock will be included in treasury shares held and will reduce the authorized number of shares to be repurchased under the company's share repurchase program. The details of the company's repurchase program can be found in Part II, Item 2, of this report.

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

We sell our packaging products primarily to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC), Brazil and Argentina, as do our equity joint ventures in the U.S. and the PRC. We also purchase raw materials from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships generally mitigate the risk of customer loss. We are also subject to exposure from inflation and the rising costs of raw materials, as well as other inputs into our direct costs. We reduce our risk to these exposures either by fixing our material costs through derivative contracts or by including provisions in our sales contracts to recover the increases from our customers.

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

While the North American beverage container manufacturing industry is relatively mature, the beverage container markets in other parts of the world are growing and are expected to continue to grow in the medium to long term. Our consolidated Brazilian joint venture completed the construction of a metal beverage can plant at Tres Rios near Rio de Janeiro in November 2009 and added further can capacity in the existing Jacarei can plant. A second can production line to be added to the Tres Rios plant is expected to be completed in the first quarter of 2011. These Brazilian expansion efforts are managed by Ball’s consolidated joint venture, Latapack-Ball Embalagens Ltda., and were funded by the joint venture without financial support from its shareholders. In Europe, we have been able to capitalize on growth by increasing capacity in some of our European beverage container manufacturing facilities by speeding up certain lines and by expansion.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in “Quantitative and Qualitative Disclosures About Market Risk” within Item 7A of our annual report on Form 10-K filed on February 25, 2010 (annual report).

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

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of Ball Aerospace & Technologies Corp.’s total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

Management Performance Measures

Management uses various measures to evaluate company performance such as earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities; free cash flow (generally defined by the company as cash flow from operating activities less additions to property, plant and equipment); and economic value added (net operating earnings after tax, as defined by the company, less a capital charge on net operating assets employed). These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions. Nonfinancial measures in the packaging segments include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

CONSOLIDATED SALES AND EARNINGS

For the third quarter of 2010, we reported net earnings from continuing operations of $222.2 million on sales of $2.0 billion, compared to $109.0 million on sales of $1.8 billion in the third quarter of 2009. Net earnings from continuing operations for the first nine months of 2010 were $449.3 million on sales of $5.6 billion, compared to $310.8 million on sales of $5.0 billion in the first nine months of 2009. During the quarter, we increased our investment in the growing Brazilian market, initiated the consolidation of our salmon can production capacity, acquired a metal packaging-related business to expand our product portfolio and were awarded significant new contracts in our aerospace business.

Higher sales in 2010 were due largely to sales associated with current and prior year acquisitions and the consolidation of the operations of two joint ventures formerly accounted for as equity investments. The higher net earnings from continuing operations included $105.9 million of gains associated with the fair value on the previous equity investments due to the required purchase accounting.

Effective June 2010, with the announced sale of the company’s plastics packaging, Americas, business, the company has four reportable segments. After aggregating the metal beverage packaging, Americas and Asia, segments based on similar economic and qualitative characteristics, the four reportable segments are: (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; and (4) aerospace and technologies. We also have investments in companies in the U.S. and the PRC, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Until August 2010, we also accounted for our investment in a Brazilian joint venture using the equity method of accounting. On that date, we acquired an additional economic interest in the joint venture, and its results are now consolidated and included in the metal beverage packaging, Americas, segment. Further details of the Brazilian transaction are available in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$1,004.7	$706.4	$2,815.1	$2,075.9

Segment earnings	$112.8	$102.9	$301.3	$223.9
Business consolidation activities (a)	(0.9)	(1.0)	0.4	(9.3)
Total segment earnings	$111.9	$101.9	$301.7	$214.6

(a)	Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil (since August 2010) and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. Ball’s acquisition of the remaining 65 percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC, (JFP) was completed in June 2010. In addition, the company’s acquisition of an additional 10.1 percent economic interest in its Brazilian joint venture was completed in August 2010 and resulted in the consolidation of the joint venture. Both of these acquisitions are discussed in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Segment sales in the third quarter and first nine months of 2010, as compared to the same periods in the prior year, were $298.3 million and $739.2 million higher, respectively, primarily due to the additional sales associated with the four plants acquired from Anheuser-Busch InBev n.v./s.a. on October 1, 2009, and the inclusion of sales from the consolidation of the Latapack-Ball joint venture and JFP. Also contributing to higher segment sales were the pass through of higher aluminum prices to customers and continued increased volumes in Asia.

Segment earnings in the third quarter and first nine months of 2010 were $9.9 million and $77.4 million higher, respectively, than in the same periods of 2009. For the third quarter of 2010, the increase in earnings was primarily due to a net $25 million impact related to higher sales volumes, partially offset by $6 million of unfavorable mix and higher non-metal costs. In addition, earnings were also negatively impacted by one-time purchase accounting and other costs related to Brazil of approximately $5 million. Consistent with the third quarter of 2010, higher earnings in the first nine months were primarily due to higher sales volumes and cost savings, partially offset by unfavorable mix, higher non-metal costs and the impact of the consolidation of Latapack-Ball.

Metal Beverage Packaging, Europe

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$442.3	$478.0	$1,289.1	$1,312.4
Segment earnings	63.1	68.8	170.6	164.5

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia.

Segment sales in the third quarter and first nine months of 2010 decreased compared to the same period in the prior year. The decrease in sales during the third quarter was primarily due to $49 million of unfavorable foreign exchange effects and $13 million of unfavorable pricing and mix, partially offset by $26 million related to higher sales volumes. The slight decrease in sales during the first nine months of 2010 was primarily due to unfavorable foreign exchange effects and unfavorable pricing and mix, partially offset by higher sales volumes.

Segment earnings in the third quarter and first nine months of 2010 decreased $5.7 million and increased $6.1 million, respectively, as compared to the same periods in the prior year. For the third quarter of 2010, the decrease in earnings was primarily due to $9 million of negative effects from foreign currency translation and $6 million of higher inventory and other costs, partially offset by $9 million related to higher sales volumes. For the nine months, the increase in earnings was due primarily to higher sales volumes partially offset by negative effects from foreign currency translation and more favorable foreign currency exchange hedge positions in 2009 than in 2010.

Metal Food and Household Products Packaging, Americas

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$420.1	$459.5	$1,017.5	$1,066.5

Segment earnings	$49.4	$27.8	$104.5	$112.5
Business consolidation activities (a)	13.2	–	13.2	–
Total segment earnings	$62.6	$27.8	$117.7	$112.5

(b)   Further details of these items are included in Note 6 to the consolidated financial statements within Item 1 of this report.

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs.

In July 2010, the company acquired Neuman Aluminum (Neuman) for approximately $60 million in cash. Neuman is the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. The two plants, one in the U.S. and one in Canada, employ approximately 180 people, are part of Ball’s metal food and household products packaging, Americas, segment.

Segment sales in the third quarter and first nine months of 2010 declined $39.4 million and $49.0 million, respectively, compared to the same periods in the prior year. The third quarter of 2010 included $33 million of lower sales volumes, primarily attributed to lower seasonal and salmon pack volumes, partially offset by sales associated with the two plants acquired from Neuman. The nine months included $55 million of lower commodity prices in some areas, partially offset by the sales associated with the Neuman plants.

Segment earnings in the third quarter and first nine months of 2010 increased $21.6 million and decreased $8.0 million, respectively, as compared to the same periods in the prior year. For the third quarter of 2010, the increase in earnings was primarily due to significantly improved manufacturing and cost performance and higher inventory costs in 2009, partially offset by lower sales volumes. For the first nine months of 2010, earnings were lower primarily due to lower overall inventory costs in 2009, partially offset by improved manufacturing and cost performance.

Aerospace and Technologies

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$167.9	$168.4	$513.1	$528.0
Segment earnings	18.4	16.2	50.5	45.6

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

Segment sales in the third quarter and first nine months of 2010, as compared to the same periods in the prior year, decreased slightly primarily due to the winding down and completion of several large programs, including the Orion, Kepler and WorldView-2 programs, combined with the impact of delays in government funding. The reductions were partially offset by new program starts and increased scope on previously awarded contracts.

Segment earnings in the third quarter and first nine months of 2010 as compared to the same periods of 2009 increased due to favorable fixed-price program performance partially offset by the program reductions described above.

Contracted backlog in the aerospace and technologies segment at September 26, 2010, was $852 million compared to a backlog of $518 million at December 31, 2009. The increase in backlog is primarily due to the awards of the WorldView-3 and Joint Polar Satellite System (JPSS) contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations.

Discontinued Operations – Plastic Packaging, Americas

In June 2010, we signed an agreement to sell our plastics packaging, Americas, business to Amcor Limited. In August 2010, we completed the sale of our plastics packaging business and received proceeds of $280 million, including $15 million of contingent consideration recognized at closing, subject to closing adjustments of approximately $20 million. The sale of our plastics packaging business included five U.S. plants that manufactured polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

Our plastics business employed approximately 1,000 people and had sales of $635 million in 2009. The manufacturing plants were located in Ames, Iowa; Batavia, Illinois; Bellevue, Ohio; Chino, California; and Delran, New Jersey. The research and development operations were based in Broomfield and Westminster, Colorado.

The following table summarizes the operating results for the discontinued operations:

	Three Months Ended		Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales	$55.3	$156.8	$318.5	$498.1

Earnings from operations	$1.9	$4.6	$3.3	$17.7
Gain on sale of business	9.9	–	9.9	–
Loss on asset impairment	–	–	(107.1)	–
Loss on business consolidation activities	(2.8)	(12.6)	(10.1)	(24.5)
Tax benefit	(3.7)	2.8	30.6	2.9
Discontinued operations, net of tax	$5.3	$(5.2)	$(73.4)	$(3.9)

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

Equity in Results of Affiliates

In August 2010, Ball acquired an additional 10.1 percent economic interest in its Brazilian beverage packaging joint venture, Latapack-Ball, increasing the company’s overall economic ownership interest in the joint venture to 60.1 percent. In connection with the acquisition of the additional interest in Latapack-Ball, we recorded a gain of $81.8 million on the fair value of the previously held 50 percent equity ownership as a result of required purchase accounting.

In June 2010, we acquired Jianlibao’s 65 percent interest in a joint venture metal beverage can and end plant in Sanshui, PRC. We have owned 35 percent of the joint venture plant since 1992. We acquired the 65 percent interest for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement with Jianlibao and one of its affiliates. We recorded equity earnings of $24.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s previous 35 percent equity investment as a result of required purchase accounting.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $93.0 million in the third quarter of 2010 compared to $83.2 million for the third quarter of 2009 and $249.9 million in the first nine months of 2010 compared to $225.1 million for the first nine months of 2009. The increase in SG&A expenses in the third quarter of 2010 was primarily due to $4 million of higher employee compensation costs, foreign exchange and the consolidation of Latapack-Ball, as well as $6 million of other individually insignificant cost increases. The increase in SG&A expenses in the first nine months of 2010 was primarily due to $9 million of higher employee compensation costs, $7 million of nonrecurring gains in 2009 and $8 million of other individually insignificant costs, partially offset by $4 million of lower bad debt expense.

Interest and Taxes

Consolidated interest expense was $36.2 million and $114.8 million for the third quarter and first nine months of 2010, respectively, compared to $28.9 million and $79.4 million for the same periods of 2009, respectively. The first nine months of 2010 included $8.1 million for the call premium and write off of unamortized financing costs and unamortized issuance premiums related to the redemption of Ball’s senior notes due December 2012. The higher expense in 2010 was also due to higher levels of debt, including the issuance of $700 million in senior notes in August 2009.

The effective income tax rate for earnings from continuing operations was approximately 30 percent for the first nine months of both 2010 and 2009. The tax rate in 2010 included a release of a tax reserve of $4 million, the accrual of a net $8 million tax benefit due to a change in the tax status of a foreign investment and a favorable mix of earnings to lower tax jurisdictions. The tax rate in 2009 included a $4.8 million release of a tax reserve for uncertain tax positions as the result of a foreign tax settlement, the $6.8 million release of a valuation allowance for a net operating loss carryforward and a $9.6 million tax benefit from the sale of shares in a stock investment due to a higher tax basis. The full-year effective income tax rate on continuing operations is expected to be approximately 31 percent in 2010.

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

	Nine Months Ended
($ in millions)	September 26, 2010	September 27, 2009

Cash flows provided by (used in) operating activities (including discontinued operations)	$371.4	$6.1
Cash flows provided by (used in) investing activities (including discontinued operations)	5.8	(17.9)
Cash flows provided by (used in) financing activities	(416.6)	300.2

Cash flows provided by operating activities in the first nine months of 2010 included a use of $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s adoption of new prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet at September 26, 2010, resulting in a $250 million increase in accounts receivable and a corresponding working capital outflow from operating activities in the statement of cash flows. There were no accounts receivable sold under the securitization program at September 26, 2010.

Excluding the $250 million impact of additional accounts receivable from the change in accounting discussed above, cash flows provided by operating activities in the first nine months were $621.4 million compared to $6.1 million in the first nine months of 2009. The significant improvement in 2010 was primarily due to favorable working capital changes in accounts receivable, accounts payable and accrued expenses.

For the balance of 2010 we intend to focus our use of cash flow on share repurchases and debt reduction. Based on information currently available, we estimate 2010 capital spending to be approximately $300 million compared to 2009 capital spending of $187.1 million.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be in the range of $55 million to $60 million in 2010. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $23 million for the full year.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until October 2011, the company’s liquidity is expected to meet its ongoing operating cash flow and debt service requirements. Interest-bearing debt of $2.6 billion at September 26, 2010, was comparable to the amount outstanding at December 31, 2009. On March 22, 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million in 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds occurred on April 21, 2010, and resulted in a charge of $8.1 million ($4.9 million after tax) for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge is included in the 2010 statement of earnings as a component of interest expense.

At September 26, 2010, approximately $659 million was available under the company’s committed multi-currency revolving credit facilities, which are available until October 2011. The company’s PRC operations also had approximately $20 million available under a committed credit facility of approximately $50 million, and Latapack-Ball had approximately $54 million available under a facility of approximately $200 million. In addition to the long-term committed credit facilities, the company had $325 million of short-term uncommitted credit facilities available at the end of the third quarter, of which $66.9 million was outstanding and due on demand, as well as approximately $222 million of available borrowings under its accounts receivable securitization program.

In October 2010, the company renewed its receivables sales agreement for a period of one year. The size of the new program will vary from up to $125 million for settlement dates in January through April and up to $175 million for settlement dates in the remaining months.

The company was in compliance with all loan agreements at September 26, 2010, and all prior periods presented and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about the company’s debt and receivables sales agreements are available in Notes 12 and 7, respectively, accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

In addition to the $125.0 million of share repurchases made under the accelerated share repurchase agreement, the company purchased a total of $228.0 million of its common stock during the nine months ended September 26, 2010. From September 27, 2010, through November 2, 2010, Ball repurchased an additional $140.6 million of common stock, including the private transaction described below. For the full year of 2010 we expect to repurchase in excess of $450 million of our common shares, including the private transaction, net of issuances.

Subsequent Events

On November 2, 2010, we entered into a private transaction to acquire 1,387,704 shares of our publicly held common stock for $88.8 million. The stock will be included in treasury shares held and will reduce the authorized number of shares to be repurchased under the company's share repurchase program. The details of the company's repurchase program can be found in Part II, Item 2, of this report.

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

Based on the above definitions, our calculations of adjusted EBIT, adjusted EBITDA, interest coverage ratio and net debt to adjusted EBITDA ratio as of and for the 12 months ended September 26, 2010, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$528.5
Add interest expense	152.6
Add tax provision	170.9
Less equity in results of affiliates	(124.3)
Earnings before interest and taxes (EBIT)	727.7
Add business consolidation and other activities	(10.7)
Adjusted EBIT	717.0
Add depreciation and amortization	261.0
Adjusted EBITDA	$978.0

Interest expense excluding debt refinancing costs	$144.5

Total debt	$2,647.3
Less cash	(168.7)
Net debt	$2,478.6

Adjusted EBIT/Interest coverage	5.0	x
Net debt/Adjusted EBITDA	2.5	x

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2009 annual report filed on February 25, 2010, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Commodity Price Risk

Considering the effects of derivative instruments, the company’s ability to pass on to customers certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices could result in an estimated $3.4 million after-tax reduction in net earnings over a one-year period. Additionally, the company has foreign currency exposures on raw materials, and the effect of a 10 percent adverse change is included in the total foreign currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

A hypothetical 10 percent increase in our natural gas and electricity prices, without considering such pass-through provisions, could result in an estimated $6.3 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $1.0 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates. The company continues to monitor and take steps as necessary to reduce its exposure related to natural gas and diesel fuel prices.

Interest Rate

Based on our interest rate exposure at September 26, 2010, our assumed floating rate debt levels throughout the next 12 months and the effects of our derivative instruments, a 100-basis point increase in interest rates could result in an estimated $4.0 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Considering the company’s derivative financial instruments outstanding at September 26, 2010, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $34.7 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $45.5 million. Actual changes in market prices or rates may differ from hypothetical changes.

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

As permitted by SEC guidance, as of September 26, 2010, management has excluded the operations related to four manufacturing plants acquired from Anheuser-Busch InBev n.v./s.a. (AB InBev) on October 1, 2009, as well as the plants operated by Latapack-Ball (consolidated by the company as of August 2010), from its assessment of internal control over financial reporting. (Additional details regarding the acquisitions are available in Note 4 to the consolidated financial statements within Item 1 of this report on Form 10-Q.) The AB InBev operations represented approximately 2 percent of Ball’s 2009 consolidated net sales and 9 percent of Ball’s consolidated total assets at December 31, 2009. The controls for these acquired operations are required to be evaluated and tested by the end of 2010. The controls for Latapack-Ball will be in scope of management’s assessment by the end of 2011.

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks, such as the devaluation or revaluation of certain currencies; international business risks (including foreign exchange rates) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the European euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real and Argentine peso, and in the foreign exchange rate of the European euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent disposition of our plastics business and the recent Neuman Aluminum acquisition; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended September 26, 2010.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 26, 2010.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

June 28 to August 1, 2010	1,924,057		$54.87	1,924,057	9,235,634
August 2 to August 29, 2010	702,262		$57.88	702,262	8,533,372
August 30 to September 26, 2010	630,496		$59.36	630,496	7,902,876
Total	3,256,815	(a)	$56.39	3,256,815

(a)	Includes shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On June 15, 2010, Ball's board of directors authorized the repurchase by the company of up to a total of 12 million shares of its common stock. This repurchase authorization replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 26, 2010.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended September 26, 2010.

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

101
The following materials from the company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 3, 2010

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
September 26, 2010

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

The following materials from the company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (Furnished herewith.)
EX-101