Form 10-K
period 2010-12-31
BALL CORP
filed 2011-02-28
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]  NO [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $4.93 billion based upon the closing market price and common shares outstanding as of June 27, 2010.

Number of shares outstanding as of the latest practicable date.

Class	Outstanding at February 6, 2011
Common Stock, without par value	169,198,602

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy statement to be filed with the Commission within 120 days after December 31, 2010, to the extent indicated in Part III.

Ball Corporation and Subsidiaries
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2010

PART I

Item 1.                      Business

Ball Corporation and its consolidated subsidiaries (Ball, we, the company or our) is one of the world’s leading suppliers of metal packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also supply aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment. In 2010 our total consolidated net sales were $7.6 billion. Our packaging businesses are responsible for 91 percent of our net sales, with the remaining 9 percent contributed by our aerospace business.

Our largest product lines are aluminum and steel beverage containers, which accounted for 73 percent of our 2010 total net sales and 82 percent of our 2010 total earnings before interest and taxes. We also produce steel food containers and steel aerosol containers for beverages and foods, as well as steel paint cans, decorative steel tins and aluminum slugs.

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

Our aerospace business is a leader in the design, development and manufacture of innovative aerospace systems for civil, commercial and national security aerospace markets. It produces spacecraft, instruments and sensors, radio frequency systems and components, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions.

We are headquartered in Broomfield, Colorado. Our stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol BLL.

Our Strategy

Our overall business strategy is to grow our worldwide beverage can business, to leverage our food and household products packaging business, to grow our aerospace business and to utilize free cash flow and earnings growth to increase shareholder value.

We maintain a clear and disciplined financial strategy focused on improving shareholder returns through:

●	Delivering long-term earnings per share growth of 10 percent to 15 percent per annum
●	Focusing on free cash flow generation
●	Increasing Economic Value Added (EVA®)

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund stock buy-back programs and dividend payments, (3) to fund strategic capital investments and (4) to service the company’s debt. We will, when we believe it will benefit the company and our shareholders, make strategic acquisitions or divest parts of our company.

The compensation of many of our employees is tied directly to the company’s performance through our EVA® incentive programs. When the company performs well, our employees are paid more. If the company does not perform well, our employees get paid less or no incentive compensation.

Our Reporting Segments

Since June 2010, with the announced sale of the company’s plastics packaging, Americas, business, Ball Corporation has had four reportable segments. After aggregating the metal beverage packaging, Americas and Asia, segments based on similar economic and qualitative characteristics, the four reportable segments are: (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; and (4) aerospace and technologies. Ball also has investments in companies in the U.S. and the PRC, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. We previously accounted for our investment in a Brazilian joint venture using the equity method of accounting. However, during August 2010, Ball acquired an additional economic interest in the joint venture and its results since the acquisition date are consolidated and included in the metal beverage packaging, Americas and Asia, segment.

Profitability is sensitive to selling prices, production volumes, labor, transportation, utility and warehousing costs, as well as the availability and price of raw materials, such as aluminum, tinplate steel and other direct materials. These raw materials are generally available from several sources, and we have secured what we consider to be adequate supplies and are not experiencing any shortages. There has been significant consolidation of raw material suppliers in both North America and in Europe over the past several years. Raw materials and energy sources, such as natural gas and electricity, may from time to time be in short supply or unavailable due to external factors. We cannot predict the timing or effects, if any, of such occurrences on future operations.

Metal Beverage Packaging, Americas and Asia, Segment

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 51 percent of consolidated net sales in 2010. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Americas

In August 2010, the company acquired an additional 10.1 percent economic interest in its Brazilian metal beverage packaging joint venture, Latapack-Ball Embalagens Ltda. (Latapack-Ball), through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and resulted in Ball becoming the primary beneficiary of the entity and, consequently, consolidating the joint venture.

Metal beverage containers are produced at 17 manufacturing facilities in the U.S., one in Canada and two in Brazil. Can ends are produced within four of the U.S. facilities, including two facilities that manufacture only can ends, and one facility in Brazil. Additionally, Rocky Mountain Metal Container, LLC, a 50-percent investment owned by Ball and MillerCoors, LLC, operates metal beverage container and can end manufacturing facilities in Golden, Colorado.

Where growth is projected in certain markets or for certain products, Ball is undertaking selected capacity increases in its existing facilities and may establish or obtain additional manufacturing capacity to the extent required by the growth of any of the markets we serve. In January 2011, we announced that we will close our Torrance, California, plant; relocate a line from the Torrance plant to our Whitby, Ontario, plant and expand specialty can production in our Fort Worth, Texas, plant. In February 2011, we announced plans to construct a new metal beverage container manufacturing plant in northeast Brazil, which is one of the fastest growing regions of the country. The new plant will be located in Alagoinhas and is expected to start up in early 2012. The output from the first line has been contracted under a long-term agreement.

According to publicly available information and company estimates, the combined U.S., Canadian and Brazilian metal beverage container markets represent more than 117 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada and three companies manufacture substantially all such containers in Brazil. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced in excess of 43 billion recyclable beverage containers in the U.S., Canada and Brazil in 2010 – about 37 percent of the aggregate production for those markets. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September while in Brazil, sales volumes tend to be highest from September through December. All of the beverage cans produced by Ball in the U.S., Canada and Brazil are made of aluminum, as are almost all beverage cans produced by our competitors in those countries. In 2010 we were able to recover substantially all aluminum-related cost increases levied by sheet producers through either financial or contractual means. In the Americas segment, five aluminum suppliers provide virtually all of our requirements.

Metal beverage containers are sold based on price, quality, service, innovation and sustainability in a highly competitive market, which is relatively capital intensive and is characterized by plants that run more or less continuously in order to operate profitably. In addition, the metal beverage container competes aggressively with other packaging materials. The glass bottle has maintained a meaningful position in the packaged beer industry, while the PET container has grown significantly in the carbonated soft drink and water industries over the past quarter century.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Asia

The metal beverage container market in the PRC is approximately 15 billion containers, of which Ball’s operations represent an estimated 31 percent. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC. Eight other manufacturers account for the remainder of the production. Our operations include the manufacture of aluminum cans and ends in four plants in the PRC, as well as in a joint venture. We also manufacture and sell high-density plastic containers in two PRC plants primarily servicing the motor oil industry.

In June 2010, the company acquired Guangdong Jianlibao Group Co., Ltd’s 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC. Ball had owned 35 percent of the joint venture plant since 1992. Ball acquired the 65 percent interest for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term beverage can supply agreement with Jianlibao and one of its affiliates.

Metal Beverage Packaging, Europe, Segment

The European metal beverage container market, excluding Russia, is approximately 51 billion containers, and Ball Packaging Europe is the second largest producer with an estimated 32 percent of European shipments. While the European market is highly regional in terms of sales growth rates and packaging mix, it is showing signs of general improvement and is expected to return to historical growth trends following the impacts of the global economic downturn. In Germany over the past year, two discounters relisted beverage cans on their shelves, continuing the redevelopment of the German beverage can market. During 2010 the company decided not to place into operations a plant in Lublin, Poland, and will instead install the can line originally intended for Lublin in its Belgrade, Serbia, plant.

Sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand leading up to the winter holiday season in the United Kingdom. As in North America, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and mineral water industries.

The metal beverage packaging, Europe, segment, which accounted for 22 percent of Ball’s consolidated net sales in 2010, supplies two-piece metal beverage containers and ends for producers of carbonated soft drinks, beer, mineral water, fruit juices, energy drinks and other beverages. The European operations consist of 12 plants – 10 beverage container plants and two beverage end plants – of which four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands, Poland and Serbia. In addition, Ball Packaging Europe is currently renting additional space on the premises of a supplier in Haslach, Germany, in order to produce the Ball Resealable End (BRE). The European plants produced approximately 16 billion cans in 2010, with approximately 58 percent of those being produced from aluminum and 42 percent from steel. Six of the container plants use aluminum and four use steel.

In January 2011, Ball completed the acquisition of Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol containers, for €222.4 million (approximately $300 million) in cash and assumed debt. Aerocan manufactures aluminum aerosol containers, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol container manufacturing plants – one each in the Czech Republic, France and the United Kingdom – and is a 51 percent owner of a joint venture aluminum slug plant in France. The four plants employ approximately 560 people. The acquisition of Aerocan allows Ball to enter a growing part of the metal packaging industry and to broaden the company’s market development efforts into a new customer base.

European raw material supply contracts are generally for a period of one year, although Ball Packaging Europe has negotiated some longer term agreements. In Europe three steel suppliers and four aluminum suppliers provide approximately 95 percent of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of Ball Packaging Europe and its subsidiaries are non-U.S. dollars. The company generally tries to minimize the resulting foreign exchange rate risk using derivative and supply contracts in local currencies. In addition, purchase and sales contracts generally include fixed price, floating and pass-through pricing arrangements.

Metal Food & Household Products Packaging, Americas, Segment

The metal food and household products packaging, Americas, segment, accounted for 18 percent of consolidated net sales in 2010. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs. There are a total of 15 plants in the U.S. and Canada that produce these products. In addition, the company manufactures and sells aerosol containers in two plants in Argentina.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2010 shipments of more than 5 billion steel food containers to be approximately 18 percent of total U.S. and Canadian metal food container shipments. We estimate our aerosol business accounts for approximately 49 percent of total annual U.S. and Canadian steel aerosol shipments. We are the leading supplier of aluminum slugs in the U.S. and Canada and estimate our percentage of total industry shipments to be approximately 98 percent.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. In North America, two steel suppliers provide nearly 65 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs. In 2010 we were able to pass through the majority of steel cost increases levied by producers.

Cost containment is crucial to maintaining profitability in the food and aerosol container manufacturing industries and Ball is focused on doing so. Toward that end, in September 2010, Ball announced the closure of its metal food container manufacturing plant in Richmond, British Columbia; and during 2008 and 2009, Ball closed its aerosol container manufacturing plants in Tallapoosa, Georgia, and Commerce, California. The two aerosol plant closures resulted in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two high-speed aerosol lines to other existing Ball facilities, and allowed us to supply customers from a more consolidated asset base.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 9 percent of consolidated net sales in 2010, includes national defense hardware; antenna and video component technologies; civil and operational space hardware; and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. Contracts funded by the various agencies of the federal government represented 96 percent of segment sales in 2010.

Geopolitical events, and shifting executive and legislative branch priorities have resulted in an increase in opportunities over the past decade in areas matching our aerospace and technologies segment’s core capabilities in space hardware. In 2010, we have seen an increase in space hardware orders, our traditional strength, combined with continued growth in opportunities related to our information services and tactical components. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog. The businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and Earth sciences, and defense and intelligence applications. Major contractual activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

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

Backlog in the aerospace and technologies segment was $989 million and $518 million at December 31, 2010 and 2009, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The increase in backlog is primarily due to the previously announced awards of the WorldView-3 and Joint Polar Satellite System (JPSS) contracts. The 2010 backlog includes $521 million expected to be recognized in revenues during 2011, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $620 million and $261 million at December 31, 2010 and 2009, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations.

Discontinued Operations – Plastic Packaging, Americas

In August 2010, we completed the sale of our plastics packaging business and received gross proceeds of $280 million. This amount included $15 million of contingent consideration recognized at closing but did not include preliminary closing adjustments totaling $18.5 million paid in the fourth quarter. The sale of our plastics packaging business included five U.S. plants that manufactured polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets and liabilities.

Our plastics business employed approximately 1,000 people and had manufacturing plants located in Ames, Iowa; Batavia, Illinois; Bellevue, Ohio; Chino, California; and Delran, New Jersey. The research and development operations were based in Broomfield and Westminster, Colorado.

Patents

In the opinion of the company, none of its active patents is essential to the successful operation of its business as a whole.

Research and Development

Research and development (R&D) efforts in our packaging segments are primarily directed toward packaging innovation, specifically the development of new features, sizes, shapes and types of containers, as well as new uses for existing containers. Other R&D efforts in these segments seek to improve manufacturing efficiencies and the overall sustainability of our products. Our North American packaging R&D activities are primarily conducted in the Ball Technology & Innovation Center (BTIC) located in Westminster, Colorado. The European R&D activities are primarily conducted in a technical center located in Bonn, Germany.

In our aerospace business, we continue to focus our R&D activities on the design, development and manufacture of innovative aerospace products and systems. This includes the production of spacecraft, instruments and sensors, radio frequency and system components, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions. Our aerospace R&D activities are conducted at various locations in the U.S.

Additional information regarding company R&D activity is contained in Note 1 to the consolidated financial statements within Item 8 of this report, as well as included in Item 2, “Properties.”

Sustainability and the Environment

Throughout our company’s history, we have focused on our economic, social and environmental sustainability in all aspects of our businesses. We continue to make progress on the sustainability goals stated in our second sustainability report issued in June 2010.

Key issues for our company include reducing our use of electricity and natural gas; reducing waste and increasing recycling at our facilities; analyzing and reducing our water consumption; reducing our existing volatile organic compounds; and further improving safety performance in our facilities.

The 2009 recycling rate in the U.S. for aluminum cans was 57 percent, the highest recycling rate for any beverage container. The 2009 U.S. recycling rate for steel cans was 66 percent. According to the most recently published data in North America, the aluminum can sheet we buy contains an average of 68 percent total recycled content and the average total recycled content for steel sheet is 33 percent.

Recycling rates vary throughout Europe but average around 63 percent for aluminum containers and 70 percent for steel containers, which exceeds the European Union’s goal of 50 percent recycling for metals. Due in part to the intrinsic value of aluminum and steel, metal packaging recycling rates in Europe compare favorably to those of other packaging materials. Ball’s European operations help establish and financially support recycling initiatives in growing markets, such as Poland and Serbia, to educate consumers about the benefits of recycling aluminum and steel containers and to increase recycling rates. We have initiated a similar program in the PRC to educate consumers in that market regarding the benefits of recycling.

Compliance with federal, state and local laws relating to protection of the environment has not had a material adverse effect upon the capital expenditures, earnings or competitive position of the company. As more fully described in Note 21 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K, the U.S. Environmental Protection Agency and various state environmental agencies have designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company’s information at this time indicates that these matters will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Legislation that would prohibit, tax or restrict the sale or use of certain types of containers, or would require diversion of solid wastes, including packaging materials, from disposal in landfills, has been or may be introduced anywhere we operate. While deposit systems and other container-related legislation has been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in many others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in the future. If such legislation were widely adopted, it could potentially have a material adverse effect on the business of the company, including its liquidity, results of operations or financial condition, as well as on the packaging industry generally, in view of the company’s substantial global sales and investment in metal container manufacturing. However, the packages we produce are widely used and perform well in U.S. states, Canadian provinces and European countries that have deposit systems.

Employee Relations

At the end of 2010, the company and its subsidiaries employed approximately 8,900 employees in the U.S. and 5,100 in other countries. Further details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

There can be no assurance that the company’s business acquisitions will be successfully integrated into the acquiring company. (See Note 3 to the consolidated financial statements within Item 8 of this report for details of acquisitions made during the three years ended December 31, 2010, as well as Note 23 for an acquisition completed in January 2011.)

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

Although the majority of our customer contracts are long-term, these contracts are terminable under certain circumstances, such as our failure to meet quality, volume or market pricing requirements. Because we depend on relatively few major customers, our business, financial condition or results of operations could be adversely affected by the loss of any of these customers, a reduction in the purchasing levels of these customers, a strike or work stoppage by a significant number of these customers’ employees or an adverse change in the terms of the supply agreements with these customers.

The primary customers for our aerospace segment are U.S. government agencies or their prime contractors. Our contracts with these customers are subject to several risks, including funding cuts and delays, technical uncertainties, budget changes, competitive activity and changes in scope.

We face competitive risks from many sources that may negatively impact our profitability.

Competition within the packaging and aerospace industries is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, service and quality, and in the aerospace industry are technical capability, cost and schedule. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have significant excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our metal packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and other food and beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the U.S., the United Kingdom and the PRC. Certain of our aerospace products are also subject to competition from alternative products and solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

Our packaging businesses have a narrow product range, and our business would suffer if usage of our products decreased.

For the 12 months ended December 31, 2010, 73 percent of our consolidated net sales were from the sale of metal beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of metal beverage containers. Our business would suffer if the use of metal beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, or the demand for aluminum and steel containers does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Changes in laws and governmental regulations may adversely affect our business and operations.

We and our customers and suppliers are subject to various federal, state and provincial laws and regulations. Each of our, and their, plants is subject to federal, state, provincial and local licensing and regulation by health, environmental, workplace safety and other agencies in multiple jurisdictions. Requirements of governmental authorities with respect to manufacturing, manufacturing plant locations within the jurisdiction, product content and safety, climate change, workplace safety and health, environmental, expropriation of assets and other standards could adversely affect our ability to manufacture or sell our products, and the ability of our customers and suppliers to manufacture and sell their products. In addition, we face risks arising from compliance with and enforcement of increasingly numerous and complex federal, state and provincial laws and regulations.

Significant environmental, employment-related and other legislation and regulatory requirements exist and are also evolving. The compliance costs associated with current and proposed laws and potential regulations could be substantial, and any failure or alleged failure to comply with these laws or regulations could lead to litigation or governmental action, all of which could adversely affect our financial condition or results of operations.

Our business, financial condition and results of operations are subject to risks resulting from broader geographic operations.

We derived approximately 32 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2010. This sizeable scope of international operations may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

●	political and economic instability in foreign markets;
●	foreign governments’ restrictive trade policies;
●	the imposition of duties, taxes or government royalties;
●	foreign exchange rate risks;
●	difficulties in enforcement of contractual obligations and intellectual property rights; and
●	the geographic, language and cultural differences between personnel in different areas of the world.

Any of these factors, some of which are also present in the U.S., could materially adversely affect our business, financial condition or results of operations.

We are exposed to exchange rate fluctuations.

Our reporting currency is the U.S. dollar. Historically, a portion of Ball’s operations, including assets and liabilities and revenues and expenses, have been denominated in various currencies other than the U.S. dollar, and we expect such operations will continue to be so denominated. As a result, the U.S. dollar value of these operations has varied, and will continue to vary, with exchange rate fluctuations. Ball has been, and is presently, primarily exposed to fluctuations in the exchange rate of the euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi and the Brazilian real. We are also exposed, to a lesser extent, to fluctuations in the Argentine peso, Serbian dinar and Czech koruna.

A decrease in the value of any of these currencies compared to the U.S. dollar, could reduce our profits from these operations and the value of their net assets when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

We manage our exposure to currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate, in order to attempt to mitigate the effect of cash flow and earnings volatility associated with exchange rate changes. We primarily use forward contracts and options to manage our currency exposures and, as a result, we experience gains and losses on these derivative positions offset, in part, by the impact of currency fluctuations on existing assets and liabilities. Our inability to properly manage our exposure to currency fluctuations could materially impact our results.

If we fail to retain key management and personnel, we may be unable to implement our key objectives.

We believe that our future success depends, in part, on our experienced management team. Unforeseen losses of key members of our management team without appropriate succession planning could make it difficult for us to manage our business and meet our objectives.

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

We purchase aluminum, steel and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed price contracts and derivative activities, while increasing raw material costs may not impact our near-term profitability, increased prices could decrease our sales volume over time.

Prolonged work stoppages at plants with union employees could jeopardize our financial position.

As of December 31, 2010, approximately 50 percent of our approximately 4,700 North American packaging plant employees and approximately 85 percent of our European packaging plant employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

Our aerospace and technologies segment is subject to certain risks specific to that business, including those outlined below.

In our aerospace business, U.S. government contracts are subject to reduction or modification in the event of changes in requirements or budgetary constraints; and the government may also terminate contracts at its convenience pursuant to standard termination provisions. In such instances, Ball may be entitled to reimbursement for allowable cost and profits on authorized work that has been performed through the date of termination.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to environmental hazards, such as emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances. The U.S. Environmental Protection Agency has designated us, along with numerous other companies, as a potentially responsible party for the cleanup of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. There is increased focus on the regulation of greenhouse gas emissions and other environmental issues worldwide.

Net earnings and net worth could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2010. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth.

If the investments in Ball’s pension plans do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses and fund growth opportunities.

Ball maintains defined benefit pension plans covering substantially all of its North American and United Kingdom employees, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed income securities and, in the U.S., alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity.

Restricted access to capital markets could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

On December 31, 2010, we had total debt of $2.8 billion and unused committed credit lines of approximately $1 billion. A reduction of financial liquidity could have important consequences, including the following:

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

In addition, more than one-third of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

Changes in U.S. generally accepted accounting principles (U.S. GAAP) and Securities and Exchange Commission (SEC) rules and regulations could materially impact our reported results.

U.S. GAAP and SEC accounting and reporting changes are common and have become more frequent and significant over the past several years. Furthermore, the U.S. and international accounting standard setters are in the process of jointly converging accounting standards. These changes could have significant effects on our reported results when compared to prior periods and other companies and may even require us to retrospectively adjust prior periods. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that analysts and credit rating agencies use to rate Ball. The material changes in net earnings and/or presentation of transactions could impact our credit rating and ultimately our ability to access the credit markets in an efficient manner.

The global credit, financial and economic environment could have a negative impact on our results of operations, financial position or cash flows.

The global credit, financial and economic environment could have significant negative effects on our operations, including the following:

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

Ball’s corporate headquarters and the aerospace and technologies segment management offices are located in Broomfield, Colorado. The Colorado-based operations of the aerospace and technologies segment occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate 1.5 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations carry on business in smaller company-owned and leased facilities in Georgia, New Mexico, Ohio, Virginia and Washington, D.C.

The offices of the company’s various North American packaging operations are located in Westminster, Colorado; the offices for the European packaging operations are located in Ratingen, Germany; the offices for the PRC packaging operations are located in Hong Kong; and Latapack-Ball’s offices are located in São Paolo, Brazil. Also located in Westminster, Colorado, is the Ball Technology and Innovation Center, which serves as a research and development facility for our various North American packaging operations. The European Technical Center, which serves as a research and development facility for the European beverage can manufacturing operations, is located in Bonn, Germany.

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

Approximate
Floor Space in
Plant Location	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities:
North America
Fairfield, California	365,000
Torrance, California	382,000
Golden, Colorado	509,000
Gainesville, Florida	88,000
Tampa, Florida	238,000
Rome, Georgia	386,000
Kapolei, Hawaii	132,000
Monticello, Indiana	356,000
Saratoga Springs, New York	290,000
Wallkill, New York	317,000
Reidsville, North Carolina	447,000
Columbus, Ohio	250,000
Findlay, Ohio (a)	733,000
Whitby, Ontario	205,000
Conroe, Texas	275,000
Fort Worth, Texas	322,000
Bristol, Virginia	245,000
Williamsburg, Virginia	400,000
Fort Atkinson, Wisconsin	250,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Jacarei, Brazil	467,000
Salvador, Brazil	99,000
Tres Rios, Brazil	418,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities (continued):
Asia
Beijing, PRC	303,000
Hubei (Wuhan), PRC	237,000
Sanshui (Foshan), PRC	564,000
Shenzhen, PRC	331,000
Taicang, PRC (leased)	81,000
Tianjin, PRC	47,000

Metal beverage packaging, Europe, manufacturing facilities:
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	283,000
Hermsdorf, Germany	425,000
Weissenthurm, Germany	331,000
Oss, Netherlands	231,000
Radomsko, Poland	312,000
Belgrade, Serbia	352,000
Deeside, United Kingdom	115,000
Rugby, United Kingdom	175,000
Wrexham, United Kingdom	222,000

Metal food and household products packaging, Americas, manufacturing facilities:
North America
Springdale, Arkansas	366,000
Richmond, British Columbia (leased)	198,000
Oakdale, California	573,000
Danville, Illinois	118,000
Elgin, Illinois (including leased warehouse space)	637,000
Baltimore, Maryland (including leased warehouse space)	241,000
Columbus, Ohio	305,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	162,000
Sherbrooke, Quebec	99,000
Chestnut Hill, Tennessee	347,000
Verona, Virginia	73,000
Weirton, West Virginia (leased)	332,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Buenos Aires, Argentina (leased)	34,000
San Luis, Argentina	32,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

In addition to the consolidated manufacturing facilities, the company has ownership interests of 50 percent or less in packaging affiliates located primarily in the U.S. and the PRC that own or lease manufacturing facilities in each of those countries.

Item 3.                    Legal Proceedings

Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

Item 4.	(Reserved)

Part II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange and the Chicago Stock Exchange. There were 5,670 common shareholders of record on February 6, 2011.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2010.

Purchases of Securities
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
	Purchased (a)	Paid per Share	Programs (a)	Programs (b)

September 27 to October 24, 2010 (c)	1,092,592	$30.45	1,092,592	14,713,160
October 25 to November 21, 2010 (c)	4,070,262	$32.07	4,070,262	10,642,898
November 22 to December 31, 2010 (c)	1,055,576	$34.12	1,055,576	9,587,322
Total	6,218,430	$32.13	6,218,430

(a)	Includes open market purchases (on a trade-date basis), a private purchase and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On June 15, 2010, Ball’s board of directors authorized the repurchase by the company of up to a total of 24 million shares of its common stock. This repurchase authorization replaced all previous authorizations. On January 26, 2011, the Board authorized the repurchase by the company of up to a total of 20 million shares. This repurchase authorization also replaced all previous authorizations.

(c)	Shares and share prices have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2010 and 2009 (on a calendar quarter basis) were:

	2010				2009
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High (a)	$34.85	$30.24	$28.05	$27.56	$26.23	$26.08	$22.74	$22.22
Low (a)	29.36	25.68	23.35	24.72	24.08	22.32	18.65	18.25
Dividends per share (a)	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2010. It assumes $100 was invested on December 31, 2005, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

Total Return Analysis
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Ball Corporation	$100.00	$110.86	$115.36	$107.58	$134.96	$178.93
DJ Containers & Packaging Index	$100.00	$112.09	$119.63	$75.00	$105.34	$123.56
S&P 500 Index	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99

Copyright© 2011 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Copyright© 2011 Dow Jones & Company. All rights reserved.

Item 6.                    Selected Financial Data

Five-Year Review of Selected Financial Data
Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2010	2009	2008	2007	2006

Net sales	$7,630.0	$6,710.4	$6,826.1	$6,722.9	$5,927.9
Legal settlement	–	–	–	(85.6)	–
Total net sales	$7,630.0	$6,710.4	$6,826.1	$6,637.3	$5,927.9

Net earnings attributable to Ball Corporation from:
Continuing operations (a)	$542.9	$390.1	$314.9	$261.6	$308.4
Discontinued operations	(74.9)	(2.2)	4.6	19.7	21.2
Total net earnings attributable to Ball Corporation	$468.0	$387.9	$319.5	$281.3	$329.6
Return on average common shareholders’ equity	28.9%	29.1%	26.3%	22.4%	32.7%

Basic earnings per share (b):
Basic – continuing operations (a)	$3.00	$2.08	$1.64	$1.29	$1.49
Basic – discontinued operations	(0.41)	(0.01)	0.03	0.10	0.10
Basic earnings per share	$2.59	$2.07	$1.67	$1.39	$1.59
Weighted average common shares outstanding (000s) (b)	180,746	187,572	191,714	202,372	206,676

Diluted earnings per share (b):
Diluted – continuing operations (a)	$2.96	$2.05	$1.62	$1.27	$1.47
Diluted – discontinued operations	(0.41)	(0.01)	0.03	0.10	0.10
Diluted earnings per share	$2.55	$2.04	$1.65	$1.37	$1.57
Diluted weighted average common shares outstanding (000s) (b)	183,538	189,978	194,038	205,520	209,902

Total assets	$6,927.7	$6,488.3	$6,368.7	$6,020.6	$5,840.9
Total interest bearing debt and capital lease obligations	$2,812.3	$2,596.2	$2,410.1	$2,358.6	$2,451.7
Ball Corporation common shareholders’ equity	$1,518.0	$1,581.3	$1,085.8	$1,342.5	$1,165.4
Market capitalization (c)	$5,857.7	$4,860.9	$3,898.3	$4,510.1	$4,540.4
Net debt to market capitalization (c)	45.4%	49.1%	58.6%	48.9%	50.7%
Cash dividends per share (b)	$0.20	$0.20	$0.20	$0.20	$0.20
Book value per share (b)	$8.82	$8.41	$5.79	$6.70	$5.60
Market value per share (b)	$34.03	$25.85	$20.80	$22.50	$21.80
Annual return (loss) to common shareholders (d)	32.6%	25.5%	(6.7)%	4.0%	10.9%

(a)
Includes business consolidation activities and other items affecting comparability between years. Additional details about the 2010, 2009 and 2008 items are available in Notes 3, 4, and 5 to the consolidated financial statements within Item 8 of this report.

(b)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.
(c)
Market capitalization is defined as the number of common shares outstanding at year end, multiplied by the year-end closing price of Ball common stock. Net debt is total debt less cash and cash equivalents.

(d)
Change in stock price plus dividends paid, assuming reinvestment of all dividends paid. Information for this calculation is included in the shareholder return performance chart in Item 5 of this report.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company” or “we” or “our” in the following discussion and analysis.

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

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. Over the past two years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our operations. To better realign capacity, we announced in 2010 the closure of our Richmond, British Columbia, plant and decided not to place into operations a plant in Lublin, Poland. In January 2011, we also announced that we will close our Torrance, California, plant and relocate a line from the Torrance plant to our Whitby, Ontario, plant.

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

While the North American metal beverage container manufacturing industry is relatively mature, the metal beverage container markets in other parts of the world are growing and are expected to continue to grow in the medium to long term. We have been able to capitalize on growth by adding a plant, as well as additional capacity, in our consolidated Brazilian joint venture and by increasing capacity in some of our European metal beverage container manufacturing facilities by speeding up certain lines and by expansion. In October 2010, we announced that we are expanding production of our lightweight Alumi-Tek® bottle in our Golden, Colorado, facility, and in January 2011, we announced that we will commence specialty can production in our Fort Worth, Texas, plant. In February 2011 we announced plans to construct a new metal beverage container manufacturing plant in northeast Brazil, which is one of the fastest growing regions of the country. The new plant will be located in Alagoinhas and is expected to start up in early 2012. The output from the first line has been contracted under a long-term agreement.

In July 2010, we entered the aluminum slug market by acquiring a leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. To further capitalize on this new product line, in January 2011, we completed the acquisition of a leading European supplier of aluminum aerosol cans and bottles and the aluminum slugs used to make them.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. The 2010 contract mix consisted of approximately two-thirds cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately 25 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The backlog at December 31, 2010, of $989 million consists of approximately 45 percent fixed price contracts, indicating a trend towards more fixed price business.

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

Management Performance Measures

Management uses various measures to evaluate company performance such as earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities; free cash flow (generally defined by the company as cash flow from operating activities less additions to property, plant and equipment); and economic value added (net operating earnings after tax, as defined by the company, less a capital charge on net operating assets employed). These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions. Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

($ in millions)	2010	2009	2008

Net sales	$7,630.0	$6,710.4	$6,826.1
Net earnings from continuing operations	548.6	390.6	315.3

During 2010, we increased our investments in the growing Brazilian and PRC markets, initiated the consolidation of our salmon can production capacity, acquired a metal packaging-related business in North America to expand our product portfolio and were awarded significant new contracts in our aerospace business. In January 2011, we completed the acquisition of a metal packaging business in Europe and announced plans to realign capacity in the U.S. and Canada by closing a beverage container manufacturing plant in California, relocating a 12-ounce can production line to a Canadian plant and expanding specialty can production in a Texas plant.

Higher sales in 2010 were due largely to sales associated with current and prior year acquisitions and the consolidation of two joint ventures formerly accounted for as equity investments. The higher net earnings from continuing operations included $105.9 million of gains associated with the fair value on the previous equity investments due to the required purchase accounting.

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

Business Segment Discussions

Metal Beverage Packaging, Americas and Asia

($ in millions)	2010	2009	2008

Net sales	$3,848.6	$2,888.8	$2,989.5

Segment earnings	$418.3	$296.0	$284.1
Business consolidation costs (a)	−	(6.8)	(40.6)
Total segment earnings	$418.3	$289.2	$243.5

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Puerto Rico (through fiscal year 2008), Brazil (since August 2010) and the PRC, which manufacture metal container products used in beverage packaging as well as non-beverage plastic containers manufactured and sold in the PRC. Ball’s acquisition of the remaining 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC, (JFP) was completed in June 2010. In August 2010, we acquired an additional economic interest in our Brazilian joint venture (Latapack-Ball), and its results since the date of acquisition are consolidated and included in the metal beverage packaging, Americas, segment as of that time. In October 2009, Ball acquired three metal beverage can manufacturing plants and one beverage can end manufacturing plant from Anheuser-Busch InBev n.v./s.a. (AB InBev). The acquisitions are discussed in Note 3 to the consolidated financial statements within Item 8 of this report.

Segment sales in 2010, as compared to 2009, were $959.8 million higher primarily due to the four plants acquired from AB InBev, additional sales associated with JFP and the consolidation of the Latapack-Ball joint venture.

Segment sales were $100.7 million lower in 2009 than in 2008, primarily as a result of the impact of lower aluminum prices partially offset by an increase in sales volumes. The higher sales volumes in 2009 were the result of incremental volumes from the four plants purchased from AB InBev, partially offset by certain plant closures and lower sales volumes in the existing business.

Segment earnings in 2010 were $122.3 million higher than in 2009 primarily due to a net $85 million impact related to the higher sales volumes and $45 million of product mix and improved manufacturing performance associated with higher production. Also adding to the 2010 improvement was the effect of a $7 million out-of-period inventory charge in 2009. The details of the out-of-period adjustment are included in Note 7 to the consolidated financial statements included within Item 8 of this report.

Segment earnings in 2009 were higher than in 2008 due to $12 million of earnings contribution from the four acquired plants and approximately $21 million of savings associated with plant closures. Partially offsetting these favorable impacts were lower carbonated soft drink and beer can sales volumes (excluding the newly acquired plants) and approximately $25 million related to higher cost inventories in the first half of 2009.

Metal Beverage Packaging, Europe

($ in millions)	2010	2009	2008

Net sales	$1,697.6	$1,739.5	$1,868.7

Segment earnings	$212.9	$214.8	$230.9
Business consolidation costs (a)	(3.2)	−	−
Total segment earnings	$209.7	$214.8	$230.9

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this report.

The metal beverage packaging, Europe, segment includes metal beverage packaging products manufactured in Europe. Ball Packaging Europe has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands, Poland and Serbia, and is the second largest metal beverage container business in Europe.

Segment sales in 2010 decreased $41.9 million compared to 2009, primarily due to unfavorable foreign exchange effects of $93 million and price and mix changes, partially offset by higher sales volumes. Segment sales in 2009 as compared to 2008 were $129.2 million lower due to $110 million of unfavorable foreign exchange effects, partially offset by better commercial terms. Sales volumes in 2009 were essentially flat compared to those in the prior year.

Segment earnings in 2010 decreased $1.9 million compared to 2009, primarily the result of a $28 million increase related to higher sales volumes, offset by $18 million of negative effects from foreign currency translation and $12 million of higher inventory and other costs.

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

On January 18, 2011, Ball acquired Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol cans and bottles, for €222.4 million (approximately $300 million) in cash and assumed debt. Aerocan manufactures extruded aluminum aerosol cans and bottles, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol can manufacturing plants – one each in the Czech Republic, France and the United Kingdom – and is a 51 percent owner of a joint venture aluminum slug plant in France. The four plants employ approximately 560 people. The acquisition of Aerocan will allow Ball to enter a growing part of the metal packaging industry and to broaden the company’s market development efforts into a new customer base.

Metal Food and Household Products Packaging, Americas

($ in millions)	2010	2009	2008

Net sales	$1,370.1	$1,392.9	$1,221.4

Segment earnings	$129.1	$130.8	$68.1
Business consolidation gains (costs) (a)	18.3	(2.6)	1.6
Total segment earnings	$147.4	$128.2	$69.7

(a)	Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this report.

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs.

In July 2010, the company acquired Neuman Aluminum (Neuman) for approximately $62 million in cash. Neuman is the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions and is composed of two plants, one in the U.S. and one in Canada, that employ approximately 180 people.

Segment sales in 2010 declined $22.8 million compared to 2009, largely the result of $88 million of lower commodity prices, partially offset by the sales associated with the Neuman plants.

Segment sales in 2009 increased $171.5 million over 2008 due to higher selling prices driven by higher raw material costs beginning in 2009, which were partially offset by an approximate $20 million decrease in sales volumes caused by the effects of the economic recession and Ball’s decision to not pursue low margin business.

Segment earnings in 2010 decreased $1.7 million compared to 2009 primarily due to $44 million of lower cost inventory carried into 2009 that did not occur in 2010, substantially offset by improved manufacturing and cost performance, favorable product sales mix and the addition of the Neuman plants.

Segment earnings in 2009 were $62.7 million higher than in 2008 due primarily to the increased sales prices mentioned above coupled with $44 million of lower cost inventory carried into 2009 and $22 million of improvements in manufacturing performance, partially offset by the lower sales volumes and a settlement gain of $7 million in 2008 not recurring in 2009.

Aerospace and Technologies

($ in millions)	2010	2009	2008

Net sales	$713.7	$689.2	$746.5

Segment earnings	$69.8	$61.4	$76.2
Gain on disposition (a)	–	–	7.1
Total segment earnings	$69.8	$61.4	$83.3

(a)	Further details of this item are included in Note 4 to the consolidated financial statements within Item 8 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

Segment sales in 2010, as compared to the prior year, increased by $24.5 million primarily due to increased scope on existing programs and new program starts, including WorldView-3 and several large classified programs. These increases were partially offset by the cancellation of the Orion program and the completion of several large programs, including Kepler and WorldView-2. Segment sales in 2009 were 8 percent lower than in 2008, driven by the delivery of several large spacecraft during 2009.

In addition to WorldView-3, some of the segment’s other high-profile contracts include: the James Webb Space Telescope, a successor to the Hubble Space Telescope; the Joint Polar Satellite System, the next-generation satellite weather monitoring system; the Global Precipitation Measurement-Microwave Imager, which will play an essential role in the Earth’s weather and environmental forecasting; and a number of antennas and sensors for the Joint Strike Fighter.

Segment earnings in 2010 as compared to 2009 increased by $8.4 million due to favorable fixed-price program performance and higher sales, partially offset by the program reductions described above. Segment earnings in 2009 were down $14.8 million compared to 2008, primarily attributable to the winding down of several large programs and overall reduced program activity.

On February 15, 2008, Ball completed the sale of its shares in BSG to QinetiQ Pty Ltd for approximately $10.5 million, including cash sold of $1.8 million. The subsidiary provided services to the Australian department of defense and related government agencies. After an adjustment for working capital items, the sale resulted in a pretax gain of $7.1 million.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 96 percent of segment sales in 2010, 94 percent in 2009 and 91 percent in 2008. Contracted backlog for the aerospace and technologies segment at December 31, 2010 and 2009, was $989 million and $518 million, respectively. The increase in backlog is primarily due to the awards of the WorldView-3 and Joint Polar Satellite System (JPSS) contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations.

Discontinued Operations – Plastic Packaging, Americas

In August 2010, we completed the sale of our plastics packaging business and received gross proceeds of $280 million. This amount included $15 million of contingent consideration recognized at closing but did not include preliminary closing adjustments totaling $18.5 million paid in the fourth quarter. The sale of our plastics packaging business included five U.S. plants that manufactured polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

Our plastics business employed approximately 1,000 people and had sales of $635 million in 2009. The manufacturing plants were located in Ames, Iowa; Batavia, Illinois; Bellevue, Ohio; Chino, California; and Delran, New Jersey. The research and development operations were based in Broomfield and Westminster, Colorado.

The following table summarizes the operating results for the discontinued operations for the years ended December 31:

($ in millions)	2010	2009	2008

Net sales	$318.5	$634.9	$735.4

Earnings from operations	$3.5	$19.6	$18.2
Gain on sale of business	8.6	−	−
Loss on asset impairment	(107.1)	−	−
Loss on business consolidation activities (a)	(10.4)	(23.1)	(8.3)
Gain on disposition	−	4.3	−
Tax benefit (provision)	30.5	(3.0)	(5.3)
Discontinued operations, net of tax	$(74.9)	$(2.2)	$4.6

(a)	Includes net charges recorded to reflect costs associated with the closure of plastics packaging manufacturing plants.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 2 accompanying the consolidated financial statements within Item 8 of this report. The charges recorded for business consolidation activities were based on estimates by Ball management and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 5 accompanying the consolidated financial statements within Item 8 of this report.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $356.8 million, $309.0 million and $259.4 million for 2010, 2009 and 2008, respectively. The increase in SG&A expenses in 2010 was primarily due to $26 million of higher employee compensation costs, including incentive compensation and stock-based compensation costs, including mark-to-market adjustments for the company’s deferred compensation stock plans, $15 million of nonrecurring gains in 2009 and $12 million of other higher costs, partially offset by $5 million of lower bad debt expense.

The increases in SG&A expenses in 2009 compared to 2008 were the result of approximately $31 million of higher employee compensation costs, including incentive compensation costs, and higher stock-based compensation costs; $13 million of gains in 2008 not recurring in 2009, including a $7 million claim settlement and $7 million of death benefit insurance proceeds; and $8 million of unfavorable foreign currency exchange impacts. These were offset by net favorable decreased costs of $12 million, including lower receivables securitization fees, legal expenses and research and development costs.

Interest and Taxes

Consolidated interest expense was $158.2 million in 2010, $117.2 million in 2009 and $137.7 million in 2008. Interest expense in 2010 included $8.8 million for the call premium and write off of unamortized financing costs and unamortized issuance premiums related to the redemption of Ball’s senior notes due December 2012, as well as the refinancing of the senior credit facilities in December 2010. The higher expense in 2010 was also due to higher levels of debt, including the issuance of $700 million of senior notes in August 2009 and $500 million of senior notes in November 2010. The lower expense in 2009 was primarily due to lower interest rates on floating rate debt, partially offset by additional interest associated with the issuance of the August 2009 senior notes.

Based on current estimates, the 2011 effective income tax rate is expected to be approximately 31 percent. Ball’s consolidated effective income tax rate for 2010 was 29.0 percent compared to 29.8 percent in 2009 and 32.1 percent in 2008. The tax rate for 2010, as compared to 2009, included the accrual of a net $8 million tax benefit due to a change in the tax status of a foreign investment, a net $11.8 million benefit related to the refinancing of the company’s senior credit facilities and an increased U.S. manufacturing tax benefit, offset by a higher 2010 tax provision for uncertain tax positions and an $8.5 million tax benefit realized in 2009 on the sale of shares in a stock investment resulting from a basis difference.

The lower tax rate in 2009 as compared to 2008 was primarily due to a $4 million net increase in tax benefits as a result of a foreign tax settlement, legislative changes and a release of a valuation allowance for a net operating loss carryforward; an $8.5 million tax benefit from the sale of shares in a stock investment due to a higher tax basis and a favorable change of $11 million in the provision for uncertain tax positions due to tax settlements in several foreign jurisdictions. These benefits were partially offset by an increase due to the change in our earnings mix to higher taxed jurisdictions, lower research and development tax credits and a decrease in the benefit of lower tax rates in foreign tax jurisdictions coupled with increased withholding taxes.

Results of Equity Affiliates

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

In June 2010, we acquired Jianlibao’s 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC. We had owned 35 percent of the joint venture plant since 1992. We acquired the 65 percent interest for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement with Jianlibao and one of its affiliates. We recorded equity earnings of $24.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s previous 35 percent equity investment as a result of required purchase accounting.

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

($ in millions)	2010	2009	2008

Cash flows provided by (used in) operating activities, including discontinued operations	$515.2	$559.7	$627.6
Cash flows provided by (used in) investing activities, including discontinued operations	(110.2)	(581.4)	(418.0)
Cash flows provided by (used in) financing activities	(459.6)	100.8	(205.5)

Cash flows provided by operating activities in 2010 included a use of $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s adoption of new prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet at December 31, 2010, resulting in a $250 million increase in accounts receivable and a corresponding working capital outflow from operating activities in the statement of cash flows. There were no accounts receivable sold under the securitization program at December 31, 2010.

Excluding the $250 million impact of additional accounts receivable from the change in accounting discussed above, cash flows provided by operations were $765.2 million in 2010 compared to $559.7 million in 2009 and $627.6 million in 2008. The significant improvement in 2010 was primarily due to higher earnings and favorable working capital changes, partially offset by higher pension funding. Lower operating cash flows in 2009 compared to 2008 were the result of working capital increases and higher pension funding and income tax payments during the year, offset by the payment of approximately $70 million to a customer for a legal settlement.

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

Free Cash Flow

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) to plan stock buyback levels, (3) to evaluate strategic investments and (4) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less additions to property, plant and equipment (capital spending). Free cash flow is typically derived directly from the company’s cash flow statements; however, it may be adjusted for items that affect comparability between periods.

Based on the above definition, our consolidated free cash flow is summarized as follows:

($ in millions)	2010	2009	2008

Cash flows from operating activities, including discontinued operations	$515.2	$559.7	$627.6
Adjust for increase in accounts receivable due to change in accounting for securitization program	250.0	−	−
Capital spending, including discontinued operations	(259.4)	(187.1)	(306.9)
Free cash flow	$505.8	$372.6	$320.7

Based on information currently available, we estimate cash flows from operating activities for 2011 to be in excess of $900 million, capital spending to be approximately $500 million and free cash flow to be more than $400 million. In 2011 we intend to utilize our operating cash flow to continuing our stock repurchases and funding our capital spending programs.

Adjusted EBIT, Adjusted Net Earnings, Adjusted EBITDA and Ratios

Management internally uses adjusted earnings before interest and taxes (adjusted EBIT), adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) and adjusted net earnings to evaluate the company’s performance. EBIT, EBITDA and net earnings are typically derived directly from the company’s consolidated statement of earnings; however, they may be adjusted for items that affect comparability between periods.

Based on the above definitions, our calculation of adjusted EBIT is summarized below:

($ in millions)	2010	2009	2008

Earnings before interest and taxes (EBIT), as reported	$764.6	$653.8	$580.6
Business consolidation activities	(11.0)	21.4	43.8
Gain on dispositions	−	(34.8)	(7.1)
Adjusted EBIT	$753.6	$640.4	$617.3

Our calculations of adjusted EBITDA, the adjusted EBIT to interest ratio and the net debt to adjusted EBITDA ratio are summarized below:

($ in millions, except ratios)	2010		2009		2008

Adjusted EBIT (as calculated above)	$753.6		$640.4		$617.3
Add depreciation and amortization	265.5		243.1		249.9
Adjusted EBITDA	$1,019.1		$883.5		$867.2

Interest expense (excluding debt refinancing costs)	$149.4		$117.2		$137.7

Total debt at December 31 (a)	$2,812.3		$2,596.2		$2,410.1
Less cash	(152.0)		(210.6)		(127.4)
Net Debt	$2,660.3		$2,385.6		$2,282.7

Adjusted EBIT/Interest coverage	5.0	x	5.5	x	4.5	x
Net Debt/Adjusted EBITDA	2.6	x	2.7	x	2.6	x

(a)	Debt amounts at December 31, 2009 and 2008, do not include amounts borrowed under the company’s off-balance sheet accounts receivable securitization program of $250.0 million at each period end.

Our calculation of adjusted net earnings is summarized below:

($ in millions, except per share amounts)	2010	2009	2008

Net earnings attributable to Ball Corporation, as reported	$468.0	$387.9	$319.5
Discontinued operations, net of tax	74.9	2.2	(4.6)
Business consolidation activities, net of tax	(9.3)	13.0	27.1
Gains and equity earnings related to acquisitions, net of tax	(105.9)	−	−
Gain on dispositions, net of tax	−	(30.7)	(4.4)
Debt refinancing costs, net of tax	5.3	−	−
Adjusted net earnings	$433.0	$372.4	$337.6

Per diluted share from continuing operations, as reported	$2.96	$2.05	$1.62
Per diluted share, as adjusted	2.36	1.96	1.74

Debt Facilities and Refinancing

Interest-bearing debt at December 31, 2010, increased $216.1 million to $2.8 billion from $2.6 billion at December 31, 2009. In December 2010, Ball replaced its senior credit facilities due October 2011 with new senior credit facilities due December 2015. The senior credit facilities bear interest at variable rates and include a $200 million Term A loan denominated in U.S. dollars, a £51 million Term B loan denominated in British sterling and a €100 million Term C loan denominated in euros. The facilities also include (1) a multi-currency, long-term revolving credit facility that provides the company with up to approximately $850 million and (2) a French multi-currency revolving facility that provides the company with up to $150 million. The revolving credit facilities expire in December 2015.

In November 2010, Ball issued $500 million of new 5.75 percent senior notes due in May 2021. The net proceeds from this offering were used to repay the borrowings under our Term D loan facility and for general corporate purposes. In March 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million in 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds occurred on April 21, 2010, and resulted in a charge of $8.1 million for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge is included in the 2010 statement of earnings as a component of interest expense.

At December 31, 2010, approximately $976 million was available under the company’s committed multi-currency revolving credit facilities. The company’s PRC operations also had approximately $20 million available under a committed credit facility of approximately $52 million. In addition to the long-term committed credit facilities, the company had $372 million of short-term uncommitted credit facilities available at the end of 2010, of which $76.2 million was outstanding and due on demand, as well as approximately $175 million of available borrowings under its accounts receivable securitization program.

In October 2010, the company renewed its receivables sales agreement for a period of one year. The size of the new program will vary between a maximum of $125 million for settlement dates in January through April and a maximum of $175 million for settlement dates in the remaining months.

Given our free cash flow projections and unused credit facilities that are available until December 2015, our liquidity is strong and is expected to meet our ongoing operating cash flow and debt service requirements. While the recent financial and economic conditions have raised concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2010, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about our debt and receivables sales agreements are available in Notes 12 and 6, respectively, accompanying the consolidated financial statements within Item 8 of this report.

Other Liquidity Items

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2010, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including capital leases	$2,750.1	$34.5	$188.3	$367.1	$2,160.2
Interest payments on long-term debt (b)	1,267.5	160.5	316.4	304.2	486.4
Operating leases	93.2	31.1	37.1	16.6	8.4
Purchase obligations (c)	6,586.9	2,709.5	3,779.4	98.0	−
Total payments on contractual obligations	$10,697.7	$2,935.6	$4,321.2	$785.9	$2,655.0

(a)	Amounts reported in local currencies have been translated at the year-end 2010 exchange rates.
(b)	For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of hedging instruments.
(c)
The company’s purchase obligations include contracted amounts for aluminum, steel and other direct materials. Also included are commitments for purchases of natural gas and electricity, aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may or may not result in penalties and, therefore, actual payments could vary significantly.

The table above does not include $60.1 million of uncertain tax positions, the timing of which is uncertain.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $30 million in 2011. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $71.4 million, $74.0 million, $77.1 million, $80.3 million and $84.9 million for the years ending December 31, 2011 through 2015, respectively, and a total of $483.1 million for the years 2016 through 2020. Payments to participants in the unfunded German plans are expected to be between $21.8 million (€16.5 million) to $23.2 million (€17.5 million) in each of the years 2011 through 2015 and a total of $102.7 million (€77.5 million) for the years 2016 through 2020.

For the U.S. pension plans in 2011, we changed our return on asset assumption to 8.00 percent (from 8.25 percent in 2010) and our discount rate assumption to an average of 5.55 percent (from 6.00 percent in 2010). Based on the changes in assumptions, pension expense in 2011 is anticipated to be relatively flat compared to 2010. A reduction of the expected return on pension assets assumption by a quarter of a percentage point would result in an estimated $2.9 million increase in the 2011 global pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $3.5 million of additional pension expense in 2011. Additional information regarding the company’s pension plans is provided in Note 14 accompanying the consolidated financial statements within Item 8 of this report.

Annual cash dividends paid on common stock were 20 cents per share in 2010, 2009 and 2008. Total dividends paid were $35.8 million in 2010, $37.4 million in 2009 and $37.5 million in 2008. On January 26, 2011, the company’s board of directors approved an increase in the quarterly dividends to 7 cents per share.

Share Repurchases

Our share repurchases, net of issuances, totaled $506.7 million in 2010, $5.1 million in 2009 and $299.6 million in 2008. On November 2, 2010, we acquired 2,775,408 shares of our publicly held common stock in a private transaction for $88.8 million. On February 17, 2010, we entered into an accelerated share repurchase agreement to buy $125.0 million of our common shares using cash on hand and available borrowings. We advanced the $125.0 million on February 22, 2010, and received 4,323,598 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on May 20, 2010, and the company received an additional 398,206 shares.

Net repurchases in 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 1,350,000 shares.

From January 1 through February 24, 2011, Ball repurchased an additional $143.3 million of its common stock.

Contingencies

The company is subject to routine litigation incident to operating its businesses. Additionally, the U.S. Environmental Protection Agency has designated Ball as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. The company’s information indicates that the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

Forward-Looking Statements

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the current global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks, such as the devaluation or revaluation of certain currencies; international business risks (including foreign exchange rates) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese renminbi, Brazilian real, Argentine peso and Czech koruna, and in the foreign exchange rate of the euro against the British pound, Polish zloty and Serbian dinar; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent disposition of our plastics business and the recent Neuman Aluminum acquisition; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

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

Commodity Price Risk

We manage our commodity price risk in the Americas in connection with market price fluctuations of aluminum ingot primarily by entering into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. This matched pricing affects most of our aluminum packaging-related net sales in the Americas. We also, at times, use certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

In Europe and the PRC, the company manages the aluminum and steel raw material commodity price risks through annual and long-term contracts for the purchase of the materials, as well as certain sales contracts that reduce the company’s exposure to fluctuations in commodity prices within the current year. These contracts include fixed price, floating and/or pass-through pricing arrangements. We also use forward and option contracts as cash flow hedges to manage future aluminum price risk and foreign exchange exposures to match underlying purchase volumes and pricing with sales volumes and pricing for those sales contracts where there is not a pass-through arrangement to minimize the company’s exposure to significant price changes.

Most metal food and household products packaging, Americas, steel packaging-related sales contracts either include provisions permitting us to pass through some or all steel cost changes we incur, or they incorporate annually negotiated steel costs. In 2010 and in 2009, we were able to pass through to our customers the majority of the steel cost increases. We anticipate at this time that we will be able to pass through the majority of the steel price increases that may occur in 2011.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices could result in an estimated $2.7 million after-tax reduction in net earnings over a one-year period. Additionally, the company has foreign currency exposures on raw materials, and the effect of a 10 percent adverse change is included in the total foreign currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices could result in an estimated $5.2 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $0.7 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2010, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed rate instruments.

Based on our interest rate exposure at December 31, 2010, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $4.5 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times we manage foreign earnings translation volatility through the use of various foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s earnings. Our foreign currency translation risk results from the euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso, Serbian dinar and Czech koruna. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. We additionally use various option strategies to manage the earnings translation of the company’s European operations into U.S. dollars.

Considering the company’s derivative financial instruments outstanding at December 31, 2010, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in foreign currency exchange rates compared to the U.S. dollar could result in an estimated $27.3 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in foreign currency exchange rates would also reduce our forecasted average debt balance by $24.3 million. Actual changes in market prices or rates may differ from hypothetical changes.

Equity Price Risk

The company’s deferred compensation stock program is subject to variable accounting and, accordingly, is marked to market using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an effect of $1.7 million on pretax earnings.

Item 8.                      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for securitizations in 2010.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the operations of Latapack-Ball Embalagens Ltda., Guangdong Jianlibao Group Co., Ltd and Neuman Aluminum from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in purchase business combinations in 2010. We have also excluded the acquired operations from our audit of internal control over financial reporting. The acquired operations are consolidated subsidiaries of the Company whose combined assets and combined net sales represented 9 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
February 28, 2011

Consolidated Statements of Earnings
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions, except per share amounts)	2010	2009	2008

Net sales	$7,630.0	$6,710.4	$6,826.1

Costs and expenses
Cost of sales (excluding depreciation)	6,254.1	5,517.9	5,699.5
Depreciation and amortization (Notes 2, 8 and 10)	265.5	243.1	249.9
Selling, general and administrative	356.8	309.0	259.4
Business consolidation and other activities (Note 5)	(11.0)	21.4	43.8
Gain on dispositions (Note 4)	−	(34.8)	(7.1)
	6,865.4	6,056.6	6,245.5

Earnings before interest and taxes	764.6	653.8	580.6

Interest expense (Note 12)	(149.4)	(117.2)	(137.7)
Debt refinancing costs (Note 12)	(8.8)	−	−
Total interest expense	(158.2)	(117.2)	(137.7)

Earnings before taxes	606.4	536.6	442.9
Tax provision (Note 13)	(175.8)	(159.8)	(142.1)
Equity in results of affiliates (Note 3)	118.0	13.8	14.5
Net earnings from continuing operations	548.6	390.6	315.3
Discontinued operations, net of tax (Note 4)	(74.9)	(2.2)	4.6

Net earnings	473.7	388.4	319.9
Less net earnings attributable to noncontrolling interests	(5.7)	(0.5)	(0.4)

Net earnings attributable to Ball Corporation	$468.0	$387.9	$319.5

Amounts attributable to Ball Corporation:
Continuing operations	$542.9	$390.1	$314.9
Discontinued operations	(74.9)	(2.2)	4.6
Net earnings	$468.0	$387.9	$319.5

Earnings per share (Note 17) (a):
Basic – continuing operations	$3.00	$2.08	$1.64
Basic – discontinued operations	(0.41)	(0.01)	0.03
Total basic earnings per share	$2.59	$2.07	$1.67

Diluted – continuing operations	$2.96	$2.05	$1.62
Diluted – discontinued operations	(0.41)	(0.01)	0.03
Total diluted earnings per share	$2.55	$2.04	$1.65

Weighted average shares outstanding (000s) (Note 17) (a):
Basic	180,746	187,572	191,714
Diluted	183,538	189,978	194,038

Cash dividends declared and paid, per share	$0.20	$0.20	$0.20

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2010	2009

Assets
Current assets
Cash and cash equivalents	$152.0	$210.6
Receivables, net (Note 6)	849.7	534.9
Inventories, net (Note 7)	1,083.9	881.2
Current derivative contracts (Note 18)	102.6	100.1
Deferred taxes and other current assets (Note 13)	117.5	119.1
Assets held for sale (Note 4)	−	416.3
Total current assets	2,305.7	2,262.2

Property, plant and equipment, net (Note 8)	2,048.2	1,751.5
Goodwill (Notes 3 and 9)	2,105.3	2,008.3
Noncurrent derivative contracts (Note 18)	50.9	80.6
Intangibles and other assets, net (Notes 10 and 13)	417.6	385.7
Total Assets	$6,927.7	$6,488.3

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt (Note 12)	$110.7	$312.3
Accounts payable	700.3	581.8
Accrued employee costs	258.2	212.0
Current derivative contracts (Note 18)	59.3	83.2
Other current liabilities	254.8	187.8
Liabilities held for sale (Note 4)	−	53.1
Total current liabilities	1,383.3	1,430.2

Long-term debt (Note 12)	2,701.6	2,283.9
Employee benefit obligations (Note 14)	963.3	1,013.2
Noncurrent derivative contracts (Note 18)	2.6	48.0
Deferred taxes and other liabilities (Note 13)	218.8	130.0
Total liabilities	5,269.6	4,905.3

Contingencies (Note 21)

Shareholders’ equity (Note 15)
Common stock (325,423,462 shares issued – 2010; 323,026,548 shares issued – 2009) (a)	893.4	830.8
Retained earnings	2,829.8	2,397.1
Accumulated other comprehensive earnings (loss)	(82.1)	(63.8)
Treasury stock, at cost (153,265,070 shares – 2010; 134,985,410 shares – 2009) (a)	(2,123.1)	(1,582.8)
Total Ball Corporation shareholders’ equity	1,518.0	1,581.3
Noncontrolling interests	140.1	1.7
Total shareholders’ equity	1,658.1	1,583.0
Total Liabilities and Shareholders’ Equity	$6,927.7	$6,488.3

(a)	Shares have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions)	2010	2009	2008

Cash Flows from Operating Activities
Net earnings	$473.7	$388.4	$319.9
Discontinued operations, net of tax	74.9	2.2	(4.6)
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	265.5	243.1	249.9
Equity earnings and gains related to acquisitions (Note 3)	(118.0)	(13.8)	(14.5)
Gain on dispositions (Note 4)	−	(34.8)	(7.1)
Legal settlement (Note 3)	–	–	(70.3)
Business consolidation and other activities, net of cash payments (Note 5)	(12.5)	6.1	43.6
Deferred taxes	(28.7)	(24.3)	19.6
Other, net	77.7	29.5	39.7
Working capital changes, excluding effects of acquisitions:
Receivables	(287.0)	33.8	16.0
Inventories	(153.1)	74.8	(14.3)
Other current assets	49.2	54.7	(111.9)
Accounts payable	68.8	(150.0)	28.4
Accrued employee costs	39.6	(17.1)	(16.8)
Other current liabilities	7.1	(132.8)	59.4
Other, net	43.1	18.2	(0.4)
Cash provided by (used in) continuing operating activities	500.3	478.0	536.6
Cash provided by (used in) discontinued operating activities	14.9	81.7	91.0
Total cash provided by (used in) operating activities	515.2	559.7	627.6
Cash Flows from Investing Activities
Additions to property, plant and equipment	(250.2)	(157.9)	(285.0)
Cash collateral, net (Note 18)	0.1	105.3	(105.5)
Acquisitions of equity affiliates (Note 3)	(63.8)	−	−
Business acquisitions, net of cash acquired (Note 3)	(62.0)	(574.7)	(2.3)
Proceeds from dispositions, net of cash sold (Note 4)	261.5	37.0	8.7
Other, net	13.4	2.4	(12.0)
Cash provided by (used in) continuing investing activities	(101.0)	(587.9)	(396.1)
Cash provided by (used in) discontinued investing activities	(9.2)	6.5	(21.9)
Total cash provided by (used in) investing activities	(110.2)	(581.4)	(418.0)
Cash Flows from Financing Activities
Long-term borrowings	2,231.6	1,336.7	753.7
Repayments of long-term borrowings	(2,144.9)	(1,096.8)	(734.5)
Change in short-term borrowings	15.1	(92.0)	108.1
Proceeds from issuances of common stock	47.5	31.9	27.2
Acquisitions of treasury stock	(554.2)	(37.0)	(326.8)
Common dividends	(35.8)	(37.4)	(37.5)
Other, net	(18.9)	(4.6)	4.3
Cash provided by (used in) financing activities	(459.6)	100.8	(205.5)
Effect of exchange rate changes on cash	(4.0)	4.1	(28.3)
Change in cash and cash equivalents	(58.6)	83.2	(24.2)
Cash and Cash Equivalents – Beginning of Year	210.6	127.4	151.6
Cash and Cash Equivalents – End of Year	$152.0	$210.6	$127.4
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings
Ball Corporation and Subsidiaries

($ in millions, except share amounts)	Years ended December 31,
	2010	2009	2008
Number of Common Shares Issued (000s) (a)
Balance, beginning of year	323,027	321,834	321,358
Shares issued for stock options and other stock plans, net of shares exchanged	2,396	1,193	476
Balance, end of year	325,423	323,027	321,834
Number of Treasury Shares (000s) (a)
Balance, beginning of year	(134,985)	(134,370)	(120,908)
Shares purchased, net of shares reissued (b)	(18,280)	(615)	(13,462)
Balance, end of year	(153,265)	(134,985)	(134,370)
Common Stock
Balance, beginning of year	$830.8	$788.0	$760.3
Shares issued for stock options and other stock plans, net of shares exchanged (cash and noncash)	49.9	37.3	23.4
Tax benefit from option exercises	12.7	5.5	4.3
Balance, end of year	$893.4	$830.8	$788.0
Retained Earnings
Balance, beginning of year	$2,397.1	$2,047.1	$1,765.0
Net earnings attributable to Ball Corporation	468.0	387.9	319.5
Common dividends, net of tax benefits	(35.3)	(37.9)	(37.4)
Balance, end of year	$2,829.8	$2,397.1	$2,047.1
Accumulated Other Comprehensive Earnings (Loss) (Note 15)
Balance, beginning of year	$(63.8)	$(182.5)	$106.9
Foreign currency translation adjustment	(57.1)	6.6	(48.2)
Pension and other postretirement items, net of tax	(13.4)	(22.6)	(147.8)
Effective financial derivatives, net of tax	49.0	127.7	(93.4)
Mark-to-market gain on available for sale securities, net of tax	3.2	7.0	–
Net other comprehensive earnings (loss) adjustments	(18.3)	118.7	(289.4)
Accumulated other comprehensive earnings (loss)	$(82.1)	$(63.8)	$(182.5)
Treasury Stock
Balance, beginning of year	$(1,582.8)	$(1,566.8)	$(1,289.7)
Shares purchased, net of shares reissued (b)	(540.3)	(16.0)	(277.1)
Balance, end of year	$(2,123.1)	$(1,582.8)	$(1,566.8)
Noncontrolling Interests
Balance, beginning of year	$1.7	$1.5	$1.1
Acquisition of equity affiliate	132.9	−	−
Other activity	5.5	0.2	0.4
Balance, end of year	$140.1	$1.7	$1.5
Comprehensive Earnings
Net earnings attributable to Ball Corporation	$468.0	$387.9	$319.5
Net other comprehensive earnings adjustments (see details above)	(18.3)	118.7	(289.4)
Comprehensive earnings attributable to Ball Corporation	$449.7	$506.6	$30.1

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.
(b)
Includes 677,296 shares, 935,948 shares and 901,888 shares reissued in 2010, 2009 and 2008, respectively. The total amounts related to these share reissuances were $19.0 million, $20.9 million and $19.4 million in each of these three years, respectively.

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

Acquisitions

The company records acquisitions resulting in the consolidation of an enterprise using the purchase method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. If the assets acquired are greater than the purchase price paid then a bargain purchase has occurred and the company will recognize the gain immediately in earnings. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Transaction costs associated with acquisitions are expensed as incurred and included in the business consolidation and other activities line of the consolidated statement of earnings.

For acquisitions where the company already owns an equity investment in the target company, the company will recognize in earnings, upon the completion of the acquisition, a gain or loss related to the company’s existing equity investment. This gain or loss is calculated based on the fair value of the equity investment on the date of acquisition as compared to the carrying value of the investment.

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.      Critical and Significant Accounting Policies (continued)

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets. The company’s indefinite-lived intangible assets are not significant to the consolidated financial statements. The goodwill testing utilizes a two-step impairment analysis, whereby the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows, excluding any financing costs or dividends, generated by each reporting unit. The company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units.

For this evaluation, our reporting units are consistent with our reportable segments identified in Note 2 except that assets within metal beverage packaging, North America, are tested separately from those in metal beverage, Asia, and Latapack-Embalagens Ltda. These reporting units have been identified based on the level at which discrete financial information is reviewed by the segment management. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

The company amortizes the cost of finite-lived intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover a significant portion of its employees. The company also has postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents. The relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates, mortality and other assumptions. The company believes that the accounting estimates related to our pension and postretirement plans are critical accounting estimates, because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The company recognizes the funded status of each defined benefit pension plan and other postretirement benefit plan on the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor, the prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants. For other postemployment benefits, the 10 percent corridor is not used. The majority of costs related to defined benefit and other postretirement plans are included in cost of sales; the remainder is included in selling, general and administrative expenses.

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.      Critical and Significant Accounting Policies (continued)

Income Taxes

Deferred tax assets, including operating loss, capital loss and tax credit carryforwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities who regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions.

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

The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company records the related interest expense and penalties, if any, as tax expense in the tax provision.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates, foreign currency exchange rates, raw materials purchasing, inflation rates and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to market with gains and losses also reported immediately in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the items being hedged. The accounting for our cash collateral calls related to our derivative activities are classified as investing activities as discussed in Note 18.

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

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized under the cost-to-cost, percentage-of-completion method. This business segment sells using three types of long-term sales contracts (1) cost-type sales contracts, which represent approximately two-thirds of segment net sales; (2) fixed price sales contracts, which represent 25 percent of segment net sales; and (3) time and material contracts, which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, fixed price sales contracts are completed for a fixed price and time and material contracts involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

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
Notes to Consolidated Financial Statements

1.      Critical and Significant Accounting Policies (continued)

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball Corporation, its subsidiaries and variable interest entities in which Ball Corporation is considered to be the primary beneficiary (collectively, Ball, the company, we or our). Equity investments in which the company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method of accounting. Investments in which the company does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Earnings per share and share information have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market using either the first-in, first-out (FIFO) cost method of accounting or the average cost method. Inventory cost is calculated for each inventory component taking into consideration the appropriate cost factors including fixed and variable overhead, material price volatility and production levels.

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Depreciation and amortization are provided using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives (buildings and improvements – generally 10 to 40 years; machinery and equipment – 2 to 15 years; other intangible assets – 9.4 years, weighted average).

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

Fair Value Measurements

Effective January 1, 2008, the company adopted accounting guidance establishing a framework for assets and liabilities measured at fair value on a recurring basis included in the company’s consolidated balance sheet. Effective January 1, 2009, similar accounting guidance was adopted for assets and liabilities measured at fair value on a nonrecurring basis. Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

Stock-Based Compensation

Ball has a variety of restricted stock and stock option plans, and the related stock-based compensation is primarily reported as part of selling, general and administrative expenses in the consolidated statements of earnings. The compensation cost associated with restricted stock grants has been calculated using the fair value at the date of grant (closing stock price) and is amortized over the restriction period. For the valuation of stock options, Ball has elected to use the Black-Scholes valuation model and amortizes the value on a straight-line basis over the requisite service period. The company’s deferred compensation stock program is subject to variable accounting and, accordingly, is marked to the closing price of the company’s common stock at the end of each reporting period. Tax benefits associated with option exercises are reported in financing activities in the consolidated statements of cash flows. Further details regarding the expense calculated under the fair value based method are provided in Note 16.

Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $22.2 million, $26.4 million and $30.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Recently Adopted Accounting Guidance

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

Also effective January 1, 2010, the company adopted additional guidance regarding variable interest entities (VIE). The new guidance requires a company to perform an analysis to determine whether its variable interest or interests give it a controlling financial interest in a VIE and whether it is the primary beneficiary of a VIE. It also amends previous guidance to require ongoing reassessments of whether a company is the primary beneficiary of a VIE. The adoption of the guidance did not change the accounting for VIEs in Ball’s consolidated financial statements. The company has a financial interest in one VIE of which Ball is not deemed to be the primary beneficiary. Additionally, the company has financial interests in other entities that are not considered VIEs under the current accounting guidance.

In January 2010, the FASB issued additional guidance regarding fair value measurements, specifically requiring the disclosure of transfers in and out of Level 1 and 2 assets and liabilities (previously only required for those in Level 3) and more specific detailed disclosure of the activity in Level 3 fair value measurements (on a gross basis rather than a net basis). The new guidance also clarifies existing disclosure requirements regarding the level of disaggregation of asset and liability classes, as well as the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements. The disclosure requirement for transfers in and out of Level 1 and 2 assets and liabilities was effective for Ball on January 1, 2010, and had no impact on the consolidated financial statements. The reporting of Level 3 activity on a gross basis will be effective for Ball as of January 1, 2011, and is expected to affect only the Level 3 pension plan assets, which do not represent a significant component of the total pension assets.

In April 2010, accounting guidance was issued to outline the criteria that should be met for determining when the milestone method of revenue recognition is appropriate in research or development transactions. The new guidance will be effective as of January 1, 2011. Ball does not believe the adoption of this guidance will have a significant impact on its financial statements.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2.      Business Segment Information

Effective June 2010, with the announced sale of the company’s plastics packaging, Americas, business (discussed in Note 4), segment information was retrospectively adjusted. Ball’s operations are organized and reviewed by management along its product lines and presented in four reportable segments.

Metal beverage packaging, Americas and Asia: Consists of the metal beverage packaging, Americas, operations in the U.S., Canada and Brazil (since August 2010, as discussed in Note 3), and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC). The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers, and also manufacture and sell non-beverage plastic containers in the PRC.

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

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. We also have investments in companies in the U.S. and the PRC, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. We previously accounted for our investment in a Brazilian joint venture using the equity method of accounting. However, during August 2010, Ball acquired an additional economic interest in the joint venture and its results are now consolidated. Further details of the Brazilian transaction are available in Note 3.

Major Customers

Net sales to MillerCoors LLC were approximately 9.9 percent and 11.1 percent of consolidated net sales for the years ended December 31, 2010 and 2009, respectively, and net sales to The Pepsi Bottling Group, Inc., were approximately 10.4 percent and 5.3 percent of consolidated net sales in 2010 and 2009, respectively. There were no major customers (defined as 10 percent or more of consolidated net sales) for the year ended December 31, 2008.

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated

2010	$5,228.1	$2,401.9	$7,630.0
2009	4,549.4	2,161.0	6,710.4
2008	4,514.7	2,311.4	6,826.1

Summary of Net Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany (c)	Other (d)	Consolidated

2010	$2,155.4	$1,289.0	$1,177.6	$4,622.0
2009	2,142.8	1,405.3	678.0	4,226.1

(a)
Includes the company’s net sales in the PRC, Brazil (since August 2010), Canada, Argentina and certain European countries (none of which was individually significant), intercompany eliminations and other.

(b)	Net long-lived assets primarily consist of property, plant and equipment; goodwill; and other intangible assets.
(c)
For reporting purposes, Ball Packaging Europe’s goodwill and intangible assets have been allocated to Germany. The total amounts allocated were $985.6 million and $1,065.9 million at December 31, 2010 and 2009, respectively.

(d)
Includes the company’s net long-lived assets in the PRC, Brazil (in 2010), Canada, Argentina and certain European countries, not including Germany (none of which was individually significant), intercompany eliminations and other.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2.      Business Segment Information (continued)

Summary of Business by Segment

($ in millions)	2010	2009	2008

Net Sales
Metal beverage packaging, Americas & Asia	$3,848.6	$2,888.8	$2,989.5
Metal beverage packaging, Europe	1,697.6	1,739.5	1,868.7
Metal food & household products packaging, Americas	1,370.1	1,392.9	1,221.4
Aerospace & technologies	713.7	689.2	746.5
Net sales	$7,630.0	$6,710.4	$6,826.1

Net Earnings
Metal beverage packaging, Americas & Asia	$418.3	$296.0	$284.1
Business consolidation costs (Note 5)	−	(6.8)	(40.6)
Total metal beverage packaging, Americas & Asia	418.3	289.2	243.5

Metal beverage packaging, Europe	212.9	214.8	230.9
Business consolidation costs (Note 5)	(3.2)	−	−
Total metal beverage packaging, Europe	209.7	214.8	230.9

Metal food & household products packaging, Americas	129.1	130.8	68.1
Business consolidation costs (Note 5)	18.3	(2.6)	1.6
Total metal food & household products packaging, Americas	147.4	128.2	69.7

Aerospace & technologies	69.8	61.4	76.2
Gain on disposition (Note 4)	–	–	7.1
Total aerospace & technologies	69.8	61.4	83.3

Segment earnings before interest and taxes	845.2	693.6	627.4

Undistributed corporate expenses, net	(76.5)	(62.6)	(42.0)
Gain on disposition (Note 4)	−	34.8	–
Business consolidation and other costs (Note 5)	(4.1)	(12.0)	(4.8)
Total undistributed corporate expenses, net	(80.6)	(39.8)	(46.8)

Earnings before interest and taxes	764.6	653.8	580.6
Interest expense	(158.2)	(117.2)	(137.7)
Tax provision	(175.8)	(159.8)	(142.1)
Equity in results of affiliates (Note 3)	118.0	13.8	14.5
Net earnings from continuing operations	548.6	390.6	315.3
Discontinued operations, net of tax (Note 4)	(74.9)	(2.2)	4.6
Net earnings	473.7	388.4	319.9
Less net earnings attributable to noncontrolling interests	(5.7)	(0.5)	(0.4)
Net earnings attributable to Ball Corporation	$468.0	$387.9	$319.5

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2.      Business Segment Information (continued)

Summary of Business by Segment (continued)

($ in millions)	2010	2009	2008

Depreciation and Amortization
Metal beverage packaging, Americas & Asia	$112.7	$83.5	$84.5
Metal beverage packaging, Europe	84.7	93.7	97.2
Metal food & household products packaging, Americas	42.5	41.3	43.8
Aerospace & technologies	21.7	20.2	19.5
Segment depreciation and amortization	261.6	238.7	245.0
Corporate	3.9	4.4	4.9
Depreciation and amortization	$265.5	$243.1	$249.9

Property, Plant and Equipment Additions
Metal beverage packaging, Americas & Asia	$143.1	$45.7	$86.1
Metal beverage packaging, Europe	49.5	69.4	139.8
Metal food & household products packaging, Americas	27.7	22.7	34.5
Aerospace & technologies	17.5	17.0	20.6
Segment property, plant and equipment additions	237.8	154.8	281.0
Corporate	12.4	3.1	4.0
Property, plant and equipment additions	$250.2	$157.9	$285.0

($ in millions)	December 31,
	2010	2009
Total Assets
Metal beverage packaging, Americas & Asia	$2,965.8	$2,111.8
Metal beverage packaging, Europe	2,210.6	2,357.9
Metal food & household products packaging, Americas	1,184.3	932.9
Aerospace & technologies	280.9	268.2
Segment assets	6,641.6	5,670.8
Corporate assets, net of eliminations	286.1	401.2
Assets held for sale	−	416.3
Total assets	$6,927.7	$6,488.3

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$11.0	$10.2
Metal beverage packaging, Europe	0.2	0.2
Corporate	1.6	75.8
Investments in affiliates	$12.8	$86.2

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

3.      Acquisitions

Latapack-Ball Embalagens Ltda. (Latapack-Ball)

In August 2010, the company paid $46.2 million to acquire an additional 10.1 percent economic interest in its Brazilian beverage packaging joint venture, Latapack-Ball, through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and expands and strengthens Ball’s presence in the growing Brazilian market. As a result of the transaction, Latapack-Ball became a variable interest entity (VIE) under consolidation accounting guidelines with Ball being identified as the primary beneficiary of the VIE and consolidating the joint venture. Latapack-Ball operates metal beverage packaging manufacturing plants in Tres Rios, Jacarei and Salvador, Brazil and has been included in the metal beverage packaging, Americas and Asia, reporting segment. In connection with the acquisition, the company recorded a gain of $81.8 million on its previously held equity investment in Latapack-Ball as a result of required purchase accounting.

The following table summarizes the final fair values of the Latapack-Ball assets acquired, liabilities assumed and non-controlling interest recognized, as well as the related investment in Latapack S.A., as of the acquisition date. The valuation was based on market and income approaches.

Cash	$69.3
Current assets	84.7
Property, plant and equipment	265.9
Goodwill	100.2
Intangible asset	52.8
Current liabilities	(53.2)
Long-term liabilities	(174.1)
Net assets acquired	$345.6

Noncontrolling interests	$(132.9)

The customer relationships were identified as an intangible asset by the company and assigned an estimated life of 13.4 years. The intangible asset is being amortized on a straight-line basis.

Neuman Aluminum (Neuman)

In July 2010, the company acquired Neuman for approximately $62 million in cash. Neuman had sales of approximately $128 million in 2009 (unaudited) and is the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. Neuman operates two plants, one in the United States and one in Canada, which employ approximately 180 people. The acquisition of Neuman is not material to the metal food and household products packaging, Americas, segment, in which its results of operations have been included since the acquisition date.

Guangdong Jianlibao Group Co., Ltd (Jianlibao)

In June 2010, the company acquired Jianlibao’s 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC. Ball has owned 35 percent of the joint venture plant since 1992. Ball acquired the 65 percent interest for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement with Jianlibao and one of its affiliates. The company recorded equity earnings of $24.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s previous 35 percent equity investment as a result of required purchase accounting. The purchase accounting was completed during the third quarter of 2010. The acquisition of the remaining interest is not material to the metal beverage packaging, Americas and Asia, segment.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

3.      Acquisitions (continued)

Anheuser-Busch InBev n.v./s.a. (AB InBev)

In October 2009, the company acquired three of AB InBev’s beverage can manufacturing plants and one of its beverage can end manufacturing plants, all of which are located in the U.S., for $574.7 million in cash. The additional plants, which employ approximately 635 people, enhance Ball’s ability to serve its customers.

The plants’ operations were included in Ball’s results beginning October 1, 2009, which amounted to approximately $160 million of net sales and $12 million of operating earnings from that date through December 31, 2009. In addition, a pretax charge of $11.1 million was recorded during the year for transaction costs associated with the acquisition, which, in accordance with the guidance related to accounting for business combinations, were required to be expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the consolidated statement of earnings.

Management’s fair market valuation of acquired assets and liabilities was completed in 2009 and is summarized below:

($ in millions)
Inventories	$63.3
Property, plant and equipment	191.5
Goodwill	279.3
Other intangible assets	42.5
Current liabilities	(1.9)
Net assets acquired	$574.7

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred as of January 1 of each period. Per share amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

	Year Ended December 31,
($ in millions, except per share amounts)	2009	2008

Net sales	$7,214.4	$7,330.1
Net earnings from continuing operations	396.6	321.3
Basic earnings per share from continuing operations	2.11	1.68
Diluted earnings per share from continuing operations	2.09	1.66

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for year ended December 31, 2009, nor are they necessarily indicative of the results that may be obtained in the future. The pro forma adjustments primarily include the after-tax effect of increased interest expense related to incremental borrowings used to finance the acquisition. The adjustments also include the after-tax effects of amortization of the customer relationship intangible asset, inventory step-up adjustment and decreased depreciation expense on plant and equipment based on extended useful lives partially offset by increased fair values.

4.	Dispositions

Plastics Packaging, Americas

In August 2010, Ball completed the sale and received gross proceeds of $280 million. This amount included $15 million of contingent consideration recognized at closing but did not include preliminary closing adjustments totaling $18.5 million paid in the fourth quarter. The sale of Ball’s plastics packaging business included five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets. Ball’s plastics business employed approximately 1,000 people and had sales of $635 million in 2009. The manufacturing plants were located in Ames, Iowa; Batavia, Illinois; Bellevue, Ohio; Chino, California; and Delran, New Jersey. The research and development operations were based in Broomfield and Westminster, Colorado.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4.	Dispositions (continued)

The following table summarizes the operating results for the discontinued operations for the years ended December 31:

($ in millions)	2010	2009	2008

Net sales	$318.5	$634.9	$735.4

Earnings from operations	$3.5	$19.6	$18.2
Gain on sale of business	8.6	–	−
Loss on asset impairment	(107.1)	–	−
Loss on business consolidation activities (a)	(10.4)	(23.1)	(8.3)
Gain on disposition	−	4.3	−
Tax benefit (provision)	30.5	(3.0)	(5.3)
Discontinued operations, net of tax	$(74.9)	$(2.2)	$4.6

(a)	Includes net charges recorded to reflect costs associated with the closure of plastics packaging manufacturing plants.

The following table summarizes the assets and liabilities of the discontinued operations at December 31, 2009 (dollars in millions):

Assets:
Receivables	$13.3
Inventories	62.9
Property, plant and equipment	197.5
Goodwill	106.5
Other assets	36.1
Total assets held for sale	$416.3

Liabilities:
Accounts payable	$41.4
Other liabilities	11.7
Total liabilities held for sale	$53.1

Investment in DigitalGlobe Inc. (DigitalGlobe)

In May 2009, the company sold 75 percent of its investment in DigitalGlobe, a provider of commercial high resolution earth imagery products and services, in conjunction with DigitalGlobe’s initial public offering. The sale generated proceeds of $37.0 million and a non-operating pretax gain of $34.8 million. The remaining investment in DigitalGlobe, classified as an other long-term asset, has been accounted for as a marketable equity investment and, as such, is marked to market, with the unrealized gain being held in accumulated other comprehensive earnings (loss). (See Note 15.)

Ball Solutions Group Pty Ltd (BSG)

In February 2008, Ball Aerospace & Technologies Corp. (BATC) completed the sale of its shares in BSG for $8.7 million, net of cash sold. BSG was previously a wholly owned Australian subsidiary of BATC that provided services to the Australian department of defense and related government agencies. The sale resulted in a pretax gain of $7.1 million.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5.      Business Consolidation and Other Activities

Following is a summary of business consolidation (charges)/gains included in the consolidated statements of earnings for the years ended December 31:

($ in millions)	2010		2009	2008

Metal beverage packaging, Americas & Asia	$	−	$(6.8)	$(40.6)
Metal beverage packaging, Europe		(3.2)	−	−
Metal food & household products packaging, Americas		18.3	(2.6)	1.6
Corporate other costs		(4.1)	(12.0)	(4.8)
		$11.0	$(21.4)	$(43.8)

2010

Metal Beverage Packaging, Europe

During the fourth quarter of 2010, the company recorded a charge of $2.6 million to write off capitalized installation costs associated with the decision not to complete a plant in Lublin, Poland. Also included in the fourth quarter were charges totaling $0.6 million for transaction costs incurred for the January 2011 acquisition of Aerocan S.A.S. (See Note 23.)

Metal Food and Household Products Packaging, Americas

In September 2010, Ball announced the closure of its metal food container manufacturing plant in Richmond, British Columbia. The plant, which produces steel cans for the Alaskan and Canadian salmon industry, will cease production in the first quarter of 2011, and its production capacity will be consolidated into other Ball facilities. In connection with the closure, the company recorded a charge of $4.6 million primarily for severance and other employee benefits. In the fourth quarter of 2010, the company completed the sale and subsequent leaseback of its Richmond, British Columbia, facility resulting in a $5.1 million gain on the sale net of estimated lease exit costs and other individually insignificant items.

During the third quarter of 2010, the company identified an accrual of a pension liability related to a Canadian plant closure that occurred in 2006. The amount of the accrual was $17.8 million ($14.5 million after tax) and was the result of recognizing the final settlement of the pension plan prior to the actual settlement of the pension obligation as defined in the pension accounting guidance. A third quarter 2010 out-of-period adjustment eliminated the excess pension liability balance related to the final settlement. The accrual for the pension settlement liability, as determined at that time, will be charged to earnings from accumulated other comprehensive earnings (loss) upon final settlement of the related pension obligation when the criteria in the accounting guidance are deemed to have been met and all regulatory clearances have been given. Management has assessed the impact of this adjustment and does not believe these amounts were quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements, including the results of operations for 2006, or to the 2010 results of operations.

Corporate and Other Costs

In the third and fourth quarter of 2010, charges totaling $1.0 million were recorded primarily for transaction costs related to the acquisition of Neuman (discussed in Note 3). In the second quarter of 2010, charges of $3.1 million were recorded primarily to establish a reserve associated with an environmental matter at a previously owned facility.

2009

Metal Beverage Packaging, Americas and Asia

During the fourth quarter, income of $4.2 million was recorded to reflect the reversal of previously recorded employee benefit charges taken primarily related to the closures of the Puerto Rico and Kansas City plants, which were announced in the fourth quarter of 2008. The reversal was due to the original estimates of group insurance and other employee-related costs being higher than actual experience rates. These gains were partially offset by other charges recognized in the fourth quarter totaling $1.0 million primarily for fixed asset disposals where original adjustments to net realizable value were insufficient.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5.      Business Consolidation and Other Activities (continued)

A charge of $0.7 million was also recorded in the fourth quarter for acquisition costs required to be expensed related to the acquisition in the PRC of the remaining outstanding shares of Jianlibao. (See Note 3.) During the third quarter, a charge of $1 million was recorded, primarily for additional costs of winding down the Puerto Rico and Kansas City plants, the closures of which were announced in the fourth quarter of 2008. In the second quarter of 2009, a charge of $3.3 million was taken for severance and other employee benefits related to a reduction of personnel in the plants and headquarters of the Americas portion of this segment. Most of the costs were paid by the end of 2009. In the first quarter of 2009, a charge of $5 million was taken related to accelerated depreciation for operations that ceased at the Kansas City plant.

Metal Food & Household Products Packaging, Americas

In the fourth quarter, Ball recorded a charge of $2.6 million primarily for higher than originally estimated employee benefit and lease termination costs related to previously announced plant closures.

Corporate Other Costs

Charges of $12.0 million were recorded in 2009 primarily for transaction costs required to be expensed for the acquisition of three metal beverage can plants and one beverage can end plant from AB InBev. (See Note 3.)

2008

Metal Beverage Packaging, Americas & Asia

On October 30, 2008, the company announced the closure of two North American metal beverage can plants. A plant in Kansas City, Missouri, which primarily manufactured specialty beverage cans, was closed by the end of the first quarter of 2009 with manufacturing volumes absorbed by other North American beverage can plants. A plant in Puerto Rico, which manufactured 12-ounce beverage cans, was closed at the end of 2008. A pretax charge of $40.7 million was recorded in the fourth quarter of 2008. The charge included $17 million for employee severance, pension and other employment benefit costs; and $9 million of accelerated depreciation and $14 million for the write down to net realizable value of certain fixed assets and related spare parts. The carrying value of fixed assets remaining for sale in connection with the plant closures was $4.9 million at December 31, 2010.

On April 23, 2008, the company announced plans to close a U.S. metal beverage packaging plant in Kent, Washington. A charge of $11.2 million was recorded during the second and third quarters and included $9.2 million for employee severance, pension and other employee benefit costs and $2 million primarily related to accelerated depreciation and the write down to net realizable value of certain fixed assets, related spare parts and tooling inventory. The plant was shut down during the third quarter, and the land and building was sold in the fourth quarter for a gain of $4.1 million. All remaining costs, excluding pension costs of $5.2 million, were paid during 2009.

A gain of $7.2 million was recorded in the second quarter for the recovery of previously expensed costs in a prior metal beverage business consolidation charge. This reflects a decision made in the second quarter to continue to operate existing end-making equipment and not install a new beverage can end module that would have been part of a multi-year project. The remaining reserves were utilized in 2010.

During 2007, the company settled a dispute with a U.S. customer, which was primarily related to the pricing of the aluminum component of the containers it supplied. The customer received $85.6 million on settlement of the dispute, and Ball retained all of the customer’s beverage can and end supply through 2015. The customer received a one-time payment of approximately $70.3 million in January 2008 with the remainder of the settlement to be recovered over the life of the contract through 2015.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5.      Business Consolidation and Other Activities (continued)

Metal Food & Household Products Packaging, Americas

During 2008 the company recorded a net pretax gain of $1.6 million for business consolidation activities. In addition to costs recorded in the fourth quarter of 2007, during the third quarter of 2008, a charge of $4.5 million was recorded for lease cancellation costs on final shutdown of the Commerce, California, facility. In the fourth quarter, a $6.1 million gain was recorded primarily related to management’s decision in the fourth quarter to remain in the custom and decorative tinplate can business based on market conditions. All remaining reserves related to Commerce and Tallapoosa, Georgia (see 2007 discussion below), excluding lease cancellation costs, were utilized during 2009.

Corporate Other Costs

During 2008 pretax charges of $4.8 million were recorded for estimated environmental costs related to previously closed and sold facilities.

Summary

Following is a summary of reserve activity by segment related to business consolidation activities for the year ended December 31, 2010. The reserve balances are included in other current liabilities on the consolidated balance sheets.

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe		Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2008	$28.2	$	−	$11.1	$7.7	$47.0
Charges (gains) in continuing operations	6.8		−	2.6	11.3	20.7
Charges (gains) in discontinued operations	−		−	−	23.8	23.8
Cash payments and other activity	(24.6)		−	(6.4)	(32.6)	(63.6)
Balance at December 31, 2009	10.4		−	7.3	10.2	27.9
Charges (gains) in continuing operations	−		3.2	(18.3)	4.1	(11.0)
Charges (gains) in discontinued operations	−		−	−	10.4	10.4
Cash payments and other activity	(2.9)		(3.2)	20.5	(13.7)	0.7
Balance at December 31, 2010	$7.5	$	−	$9.5	$11.0	$28.0

6.      Receivables

	December 31,
($ in millions)	2010	2009

Trade accounts receivable, net	$774.3	$439.9
Other receivables	75.4	95.0
	$849.7	$534.9

Trade accounts receivable are shown net of an allowance for doubtful accounts of $11.9 million at December 31, 2010, and $13.6 million at December 31, 2009.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

6.      Receivables (continued)

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations up to $175 million. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the company’s prospective adoption of new accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable on the balance sheet resulting in a $250 million increase in accounts receivable as compared to December 31, 2009, as well as a corresponding working capital outflow from operating activities in the statement of cash flows. There were no accounts receivable sold under the securitization program at December 31, 2010.

In October 2010, the company renewed its receivables sales agreement for a period of one year. The size of the new program varies between a maximum of $125 million for settlement dates in January through April and a maximum of $175 million for settlement dates in the remaining months.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $143.3 million and $125.1 million for the years ended December 31, 2010 and 2009, respectively, and included $85.7 million and $50.4 million, respectively, representing the recognized sales value of performance that had not been billed and was not yet billable to customers. The average length of the long-term contracts is approximately 3.5 years, and the average length remaining on those contracts at December 31, 2010, was 15 months. Approximately $0.8 million of unbilled receivables at December 31, 2010, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

7.      Inventories

	December 31,
($ in millions)	2010	2009

Raw materials and supplies	$478.0	$426.2
Work in process and finished goods	605.9	455.0
	$1,083.9	$881.2

In the fourth quarter of 2009, the company identified that ending inventory was not properly valued in its metal beverage packaging, Americas and Asia, segment. An adjustment was required in the normal inventory review process to properly value ending inventory, and an evaluation of the inventory valuation process was performed. This evaluation indicated that under the historic method used to value inventory in this segment, including determining appropriate deferred variances, the quarterly estimates of the deferred pricing variances did not adequately consider the impact of extreme price volatility and inventory turnover in ending inventories. Ball has modified its controls for capitalization of inventory variances. The modifications include a more timely review of variance calculations and a detailed metal price analysis. Additionally, the calculation methodology was modified to more accurately take into account the fluctuations in the London Metal Exchange pricing and inventory balances.

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

8.	Property, Plant and Equipment

	December 31,
($ in millions)	2010	2009

Land	$95.0	$86.3
Buildings	848.7	788.2
Machinery and equipment	2,945.6	2,675.1
Construction in progress	237.8	132.7
	4,127.1	3,682.3
Accumulated depreciation	(2,078.9)	(1,930.8)
	$2,048.2	$1,751.5

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $252.2 million, $228.6 million and $235.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9.      Goodwill
($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2008	$310.0	$1,048.3	$353.6	$1,711.9
Business acquisition (Note 3)	279.3	–	–	279.3
Effects of foreign currency exchange rates and other	(0.5)	17.6	–	17.1
Balance at December 31, 2009	588.8	1,065.9	353.6	2,008.3
Business acquisition (Note 3)	−	−	26.7	26.7
Acquisition of equity affiliates (Note 3)	150.6	–	–	150.6
Effects of foreign currency exchange rates	−	(80.3)	−	(80.3)

Balance at December 31, 2010	$739.4	$985.6	$380.3	$2,105.3

Ball’s policy is to perform its annual goodwill impairment testing in the fourth quarter of each year, as well as on an interim basis when circumstances dictate. As a result of the announced sale of the plastics packaging, Americas, segment Ball determined that an update of the goodwill impairment testing was necessary for that segment during the second quarter of 2010. Based on the agreed upon contractual sales price and the net book value of the segment it was determined that an impairment charge of $107.1 million ($75.2 million after tax) was necessary. The impairment charge included impairment of both plastics packaging goodwill ($106.5 million) and long-lived assets ($0.6 million). The impairment charge was included in the discontinued operations line item of the statement of earnings for the year ended December 31, 2010.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.      Intangibles and Other Assets

	December 31,
($ in millions)	2010	2009

Intangibles and Other Assets:
Investments in affiliates	$12.8	$86.2
Intangible assets (net of accumulated amortization of $113.5 and $105.8 at December 31, 2010 and 2009, respectively)	149.1	94.6
Company and trust-owned life insurance (net of loans of $10.3 and $11.2 at December 31, 2010 and 2009, respectively)	131.1	111.0
Deferred tax asset	34.6	29.0
Other	90.0	64.9

	$417.6	$385.7

Total amortization expense of intangible assets, which are primarily customer related, amounted to $13.3 million, $14.5 million and $14.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Based on intangible assets and foreign currency exchange rates as of December 31, 2010, total annual intangible asset amortization expense is expected to be between $12.8 million and $15.8 million for each of the years 2011 through 2015 and a total of $75.3 million thereafter.

11.      Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. During 2010 and 2005, we entered into leases that qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $12.0 million and the fair market value of the assets, if less. Certain of the company’s leases in effect at December 31, 2010, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2010, require rental payments of $31.1 million, $22.6 million, $14.5 million, $10.5 million and $6.1 million for the years 2011 through 2015, respectively, and $8.4 million combined for all years thereafter. Lease expense for all operating leases was $61.9 million, $67.2 million and $74.0 million in 2010, 2009 and 2008, respectively.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12.      Debt and Interest Costs

Short-term debt at December 31, 2010, includes current portion of long-term debt and $76.2 million outstanding under uncommitted bank facilities totaling approximately $372 million. At December 31, 2009, $63.5 million was outstanding under uncommitted bank facilities totaling $305 million. The weighted average interest rate of the outstanding short-term facilities was 2.7 percent at December 31, 2010, and 3.2 percent at December 31, 2009.

Long-term debt and interest rates in effect at December 31 consisted of the following:

	2010			2009
(in millions)	In Local Currency		In U.S. $	In Local Currency		In U.S. $

Notes Payable
6.625% Senior Notes, due March 2018		$450.0	$450.0		$450.0	$450.0
7.125% Senior Notes, due September 2016		$375.0	375.0		$375.0	375.0
7.375% Senior Notes, due September 2019		$325.0	325.0		$325.0	325.0
6.75% Senior Notes, due September 2020		$500.0	500.0		$–	–
5.75% Senior Notes, due May 2021		$500.0	500.0		$–	–
6.875% Senior Notes, due December 2012	$	−	−		$509.0	509.0
New Senior Credit Facilities, due December 2015
Term A Loan, U.S. dollar denominated (2010 – 2.01%)		$200.0	200.0		−	−
Term B Loan, British sterling denominated (2010 – 2.33%)	₤	51.0	78.9		−	−
Term C Loan, euro denominated (2010 – 2.48%)		€100.0	132.5		−	−
Previous Senior Credit Facilities
Term A Loan, British sterling denominated (2009 –1.26%)	₤	–	–	₤	63.8	101.5
Term B Loan, euro denominated (2009 – 1.23%)		€–	–		€227.5	326.1
Term C Loan, Canadian dollar denominated (2009 – 1.24%)	C$	–	–	C$	114.0	108.6
Term D Loan, U.S. dollar denominated (2009 – 0.98%)		$–	–		$300.0	300.0
U.S. dollar multi-currency revolver borrowings (2009 – 0.98%)		$–	–		$2.3	2.3
British sterling multi-currency revolver borrowings (2009 – 1.26%)	₤	–	–	₤	20.9	33.3
Latapack-Ball Note Payable (2010 – 3.5%)		$135.0	135.0		$–	–
Industrial Development Revenue Bonds
Floating rates due through 2015 (2010 – 0.51%; 2009 – 0.63% to 0.67%)		$5.4	5.4		$9.4	9.4
Other (including discounts and premiums)	Various		34.3	Various		(7.5)
			2,736.1			2,532.7
Less: Current portion of long-term debt			(34.5)			(248.8)
			$2,701.6			$2,283.9

In December 2010, Ball replaced its senior credit facilities due in October 2011 with new senior credit facilities due December 2015. The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as (1) a multi-currency, long-term revolving credit facility that provides the company with up to $850 million and (2) a French multi-currency revolving credit facility that provides the company with up to $150 million. The revolving credit facilities expire in December 2015. In connection with the refinancing, the company recorded a charge of $0.7 million for the write off of unamortized financing costs. The charge is included as a component of interest expense in the consolidated financial statements.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12.      Debt and Interest Costs (continued)

In November 2010, Ball issued $500 million of new 5.75 percent senior notes due in May 2021. The net proceeds from this offering were used to repay the borrowings under the Term D loan facility and for general corporate purposes.

In March 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On that same date, the company issued a notice of redemption to call $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption of these bonds occurred on April 21, 2010, and resulted in a charge of $8.1 million for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge is included as a component of interest expense in the consolidated financial statements.

In connection with the acquisition of an additional economic interest in Latapack-Ball (see Note 3), the company consolidated $148.3 million of long-term debt, including a $135 million bank loan. The $135 million facility bears interest at variable rates and is due in October 2017. The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

At December 31, 2010, approximately $976 million was available under the company’s committed multi-currency revolving credit facilities, which are available until December 2015. The company’s PRC operations also had approximately $20 million available under a committed credit facility of approximately $52 million. In addition to the long-term committed credit facilities, the company had approximately $372 million of short-term uncommitted credit facilities available at the end of 2010, of which $76.2 million was outstanding and due on demand, as well as approximately $175 million of available borrowings under its accounts receivable securitization program.

As permitted, the company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated to be $2.83 billion at December 31, 2010, which approximated its carrying value of $2.74 billion. The fair value was $2.54 billion at December 31, 2009, which approximated its then carrying value of $2.53 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2010, have maturities of $34.5 million, $66.0 million, $122.3 million, $152.7 million and $214.4 million for the years ending December 31, 2011 through 2015, respectively, and $2,160.2 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with industrial development revenue bonds and certain self-insurance arrangements. Letters of credit outstanding at December 31, 2010 and 2009, were $24.4 million and $36.4 million, respectively, including industrial development bonds of $5.4 million and $9.4 million, respectively.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 20 contains further details as well as required condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The company was in compliance with all loan agreements at December 31, 2010 and 2009, and has met all debt payment obligations. The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12.      Debt and Interest Costs (continued)

A summary of total interest cost paid and accrued follows:

($ in millions)	2010	2009	2008

Interest costs	$161.1	$120.8	$144.9
Amounts capitalized	(2.9)	(3.6)	(7.2)
Interest expense	$158.2	$117.2	$137.7

Interest paid during the year	$137.2	$103.1	$132.4

13.      Taxes on Income

The amount of earnings before income taxes is:

($ in millions)	2010	2009	2008

U.S.	$319.3	$309.2	$226.5
Foreign	287.1	227.4	216.4
	$606.4	$536.6	$442.9

The provision for income tax expense is:

($ in millions)	2010	2009	2008

C Current
U.S.	$48.6	$78.9	$47.4
State and local	12.5	16.4	12.1
Foreign	78.6	86.7	58.3
Uncertain tax positions	15.5	(2.6)	8.7
Total current	155.2	179.4	126.5

Deferred
U.S.	18.2	5.6	27.8
State and local	2.3	(0.1)	3.0
Foreign	0.1	(25.1)	(15.2)
Total deferred (a)	20.6	(19.6)	15.6

Tax provision	$175.8	$159.8	$142.1

(a)  Amounts do not include deferred tax benefits related to discontinued operations of $49.3 million and $4.7 million in 2010 and 2009, respectively, and deferred tax expense related to discontinued operations of $4.0 million in 2008.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

13.      Taxes on Income (continued)

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

($ in millions)	2010	2009	2008

Statutory U.S. federal income tax	$212.2	$187.8	$155.0
Increase (decrease) due to:
Foreign tax rate differences	(15.0)	(14.3)	(26.2)
Company and trust-owned life insurance	(4.6)	(5.4)	2.5
Research and development tax credits	(1.2)	(0.9)	(4.9)
Manufacturing deduction	(9.7)	(4.0)	(3.3)
Net change in valuation allowance on foreign losses	1.8	(4.5)	1.8
State and local taxes, net	13.1	10.7	10.4
Uncertain tax positions, including interest	3.3	(2.6)	8.7
Statutory rate reduction and legislative changes	(1.1)	–	(4.5)
Change in foreign subsidiary tax status (a)	(8.0)	−	–
Worldwide debt refinancing (a)	(11.8)	–	–
Acquired tax attribute adjustment	(2.3)	(4.6)	–
Withholding and other foreign taxes, net	5.6	11.2	2.0
Foreign tax holiday	(1.9)	(1.3)	(0.3)
Basis differences for asset sales	−	(8.5)	–
Other, net	(4.6)	(3.8)	0.9
Provision for taxes	$175.8	$159.8	$142.1
Effective tax rate expressed as a percentage of pretax earnings	29.0%	29.8%	32.1%

(a)	Decrease in tax is net of a provision for uncertain tax positions and any applicable impact to the U.S. manufacturing deduction.

Ball’s consolidated effective income tax rate for 2010 was 29.0 percent compared to 29.8 percent in 2009 and 32.1 percent in 2008. The tax rate for 2010, as compared to 2009, included the accrual of a tax benefit for a change in the tax status of a foreign investment, a benefit related to the refinancing of the company’s senior credit facilities and an increased U.S. manufacturing tax benefit, offset by a higher 2010 provision for uncertain tax positions and a tax benefit realized in 2009 on the sale of shares in a stock investment as a result of a basis difference.

The 2009 effective rate of 29.8 percent was lower than in 2008 primarily due to tax benefits related to a higher tax basis in the sale of certain assets, the release of a valuation allowance on net operating losses in the Netherlands and a net release for uncertain tax positions primarily related to tax settlements in several foreign jurisdictions. These reductions were somewhat offset by an overall increase in the effective tax rate due to an increase in earnings mix in the U.S., which is the company’s highest tax rate jurisdiction, a reduction in research and development tax credits and an increased effective tax rate in China due to a phase in of increased tax rates and increased withholding taxes.

In 2005 Ball Packaging Europe’s Serbian subsidiary was granted a tax holiday. Under the terms of the holiday, the earnings of this subsidiary are exempt from income taxation for a period of 10 years beginning in the first year the Serbian subsidiary has taxable earnings. As of December 31, 2010, the 10-year period had commenced and five years remain. The Serbian subsidiary has also been granted a tax credit equal to 80 percent of additional local investments. The credit may be used to offset tax on earnings not covered by the tax holiday and has a 10-year life beginning in 2010. Pursuant to the additional investment in Ball’s Brazilian joint venture as discussed in Note 3, Ball has included the impact of a Brazilian tax holiday. Under the terms of the holiday which expires in 2018, a certain portion of Brazil’s annual earnings receive a 25 percent tax exemption.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

13.      Taxes on Income (continued)

Net income tax payments were $146.0 million, $200.4 million and $120.3 million for 2010, 2009 and 2008, respectively.

The significant components of deferred tax assets and liabilities at December 31 were:

($ in millions)	2010	2009

Deferred tax assets:
Deferred compensation	$90.6	$85.0
Accrued employee benefits	124.4	123.2
Plant closure costs	11.5	17.0
Accrued pensions	105.6	114.5
Inventory and other reserves	22.1	23.6
Net operating losses and other tax attributes	58.5	50.8
Unrealized losses on foreign exchange and derivative transactions	5.7	5.6
Other	21.1	18.9
Total deferred tax assets	439.5	438.6
Valuation allowance	(55.3)	(42.3)
Net deferred tax assets	384.2	396.3
Deferred tax liabilities:
Depreciation	(220.9)	(247.0)
Goodwill and other intangible assets	(104.1)	(89.6)
Unrealized gains on derivative transactions	(40.8)	(13.1)
LIFO inventory reserves	−	(6.0)
Unrealized gains on equity securities	(6.6)	(4.5)
Other	(25.1)	(19.4)
Total deferred tax liabilities	(397.5)	(379.6)
Net deferred tax asset (liability)	$(13.3)	$16.7

At December 31, 2010 and 2009, the net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

($ in millions)	2010	2009

Deferred taxes and other current assets	$60.9	$61.8
Intangibles and other assets, net	34.6	29.0
Other current liabilities	(22.0)	(10.9)
Deferred taxes and other liabilities	(86.8)	(63.2)
Net deferred tax asset	$(13.3)	$16.7

At December 31, 2010, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $37.4 million with a related tax benefit of $9.5 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, with no expiration date, of $70.4 million with a related tax benefit of $21.2 million. In addition, Ball’s Argentine subsidiary had a net operating loss carryforward of $3.3 million, expiring in 2013 and 2014, with a related tax benefit of $1.1 million. Due to the uncertainty of ultimate realization, these European, Canadian and Argentine benefits have been fully offset by valuation allowances. The company also had $1.2 million of miscellaneous tax attributes with no valuation allowance due to expected realization. At December 31, 2010, the company had foreign tax credit carryforwards of $25.5 million expiring between 2015 and 2020; however, due to the uncertainty of realization of the entire foreign tax credit, a valuation allowance of $23.5 million has been applied to reduce the carrying value to $2.0 million.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

13.      Taxes on Income (continued)

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2010	2009	2008

Balance at January 1	$45.9	$48.8	$41.1
Additions based on tax positions related to the current year	14.5	9.4	5.6
Additions for tax positions of prior years	6.7	5.6	3.1
Reductions for settlements	−	(9.2)	–
Reductions due to lapse of statute of limitations	(3.5)	(8.4)	–
Effect of foreign currency exchange rates	(3.5)	(0.3)	(1.0)
Balance at December 31	$60.1	$45.9	$48.8

Balance sheet classification:
Other current liabilities	$1.7	$4.2	$4.2
Deferred taxes and other liabilities	58.4	41.7	44.6
Total	$60.1	$45.9	$48.8

The annual provisions for income taxes included tax expense of $15.4 million in 2010, a tax benefit of $2.6 million in 2009 and tax expense of $8.7 million in 2008.

At December 31, 2010, the amount of unrecognized tax benefits that, if recognized, would reduce tax expense was $60.1 million. Within the next 12 months, it is reasonably possible that unrecognized tax benefits may decrease by $3.4 million as a result of the expiration of various statutes of limitation. The company or one of its subsidiaries files income tax returns in the U.S. federal, various states and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local or foreign examinations by tax authorities for years prior to 2005. The company's significant non-U.S. filings are in Germany, France, the United Kingdom, the Netherlands, Poland, Serbia, the PRC, Canada, Brazil and Argentina. At December 31, 2010, the company had ongoing examinations by tax authorities in the U.S., the United Kingdom and Canada, for which adequate provision has been made.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $2.5 million, $3.5 million and $3.1 million of additional income tax expense in 2010, 2009 and 2008, respectively, for potential interest on these items. At December 31, 2010 and 2009, the accrual for uncertain tax positions included potential interest expense of $9.1 million and $8.5 million, respectively. No penalties have been accrued.

Management’s intention is to indefinitely reinvest undistributed foreign earnings of Ball’s controlled foreign corporations and, as a result, no U.S. income or foreign withholding tax provision has been made. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings. As more fully described in Note 3, in August 2010, Ball increased its economic interest in its Brazilian joint venture. Due to the nature of the investment, Ball has elected to provide deferred tax on the undistributed earnings of this incremental investment. For 2010, the deferred tax accrual was $0.9 million, and for earnings undistributed prior to the acquisition date, the deferred tax accrual was $3.5 million.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations

	December 31,
($ in millions)	2010	2009

Total defined benefit pension liability	$541.1	$603.4
Less current portion	(23.4)	(25.8)
Long-term defined benefit pension liability	517.7	577.6
Retiree medical and other postemployment benefits	186.1	193.0
Deferred compensation plans	224.5	199.9
Other	35.0	42.7
	$963.3	$1,013.2

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2010 and 2009 follows:

($ in millions)	2010				2009
	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$977.7	$610.1		$1,587.8	$888.2	$520.4		$1,408.6
Service cost	43.8	7.1		50.9	42.5	5.8		48.3
Interest cost	56.5	29.5		86.0	53.6	30.7		84.3
Benefits paid	(58.6)	(34.9)		(93.5)	(58.7)	(36.2)		(94.9)
Net actuarial losses	44.9	9.2		54.1	48.0	55.9		103.9
Effect of exchange rates	–	(24.8)		(24.8)	–	32.9		32.9
Plan amendments and other	2.1	1.4		3.5	4.1	0.6		4.7
Benefit obligation at year end	1,066.4	597.6		1,664.0	977.7	610.1		1,587.8
Change in plan assets:
Fair value of assets at prior year end	755.7	228.7		984.4	612.5	178.4		790.9
Actual return on plan assets	64.5	24.3		88.8	115.4	30.7		146.1
Employer contributions	103.2	15.6		118.8	88.0	8.2		96.2
Contributions to unfunded German plans (a)	–	23.3		23.3	–	24.3		24.3
Benefits paid	(58.6)	(34.9)		(93.5)	(58.7)	(36.2)		(94.9)
Effect of exchange rates	–	1.0		1.0	–	22.8		22.8
Other	−	0.1		0.1	(1.5)	0.5		(1.0)
Fair value of assets at end of year	864.8	258.1		1,122.9	755.7	228.7		984.4
Underfunded status	$(201.6)	$(339.5	)(a)	$(541.1)	$(222.0)	$(381.4	)(a)	$(603.4)

(a)
The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $301.8 million and $330.8 million of the total unfunded status at December 31, 2010 and 2009, respectively.

Amounts recognized in the consolidated balance sheets for the funded status at December 31 consisted of:

	2010			2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$–	$1.6	$1.6	$–	$0.3	$0.3
Defined benefit pension liabilities	(201.6)	(341.1)	(542.7)	(222.0)	(381.7)	(603.7)
	$(201.6)	$(339.5)	$(541.1)	$(222.0)	$(381.4)	$(603.4)
Amounts recognized in accumulated other comprehensive earnings (loss) at December 31 consisted of:

	2010			2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$406.7	$62.4	$469.1	$379.0	$65.0	$444.0
Net prior service cost (credit)	9.7	(3.6)	6.1	7.1	(3.5)	3.6
Tax effect and foreign exchange rates	(163.3)	(27.9)	(191.2)	(152.4)	(31.4)	(183.8)
	$253.1	$30.9	$284.0	$233.7	$30.1	$263.8

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations (continued)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,039.0 million and $956.0 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $533.3 million and $550.8 million at December 31, 2010 and 2009, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2010				2009
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$1,066.4	$362.6		$1,429.0	$977.7	$422.6		$1,400.3
Accumulated benefit obligation	1,039.0	350.6		1,389.6	956.0	409.7		1,365.7
Fair value of plan assets	864.8	54.5	(a)	919.3	755.7	81.9	(a)	837.6

(a)
The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $301.8 million and $330.8 million at December 31, 2010 and 2009, respectively.

Components of net periodic benefit cost were:

	2010			2009			2008
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$43.8	$7.1	$50.9	$42.5	$5.8	$48.3	$42.8	$8.0	$50.8
Interest cost	56.5	29.5	86.0	53.6	30.7	84.3	51.0	33.1	84.1
Expected return on plan assets	(67.7)	(15.0)	(82.7)	(63.9)	(14.1)	(78.0)	(64.0)	(18.0)	(82.0)
Amortization of prior service cost	1.3	(0.3)	1.0	0.8	(0.3)	0.5	1.0	(0.5)	0.5
Recognized net actuarial loss	18.7	4.9	23.6	12.4	3.7	16.1	10.3	3.6	13.9
Curtailment loss, including special termination benefits	(0.1)	1.8	1.7	1.2	–	1.2	11.1	–	11.1
Subtotal	52.5	28.0	80.5	46.6	25.8	72.4	52.2	26.2	78.4
Multi-employer plans	1.7	–	1.7	1.5	–	1.5	1.6	–	1.6
Net periodic benefit cost	$54.2	$28.0	$82.2	$48.1	$25.8	$73.9	$53.8	$26.2	$80.0

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $27.2 million and $1.2 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $30 million in 2011. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $71.4 million, $74.0 million, $77.1 million, $80.3 million and $84.9 million for the years ending December 31, 2011 through 2015, respectively, and a total of $483.1 million for the years 2016 through 2020. Payments to participants in the unfunded German plans are expected to be approximately $21.8 million (€16.5 million) to $23.2 million (€17.5 million) in each of the years 2011 through 2015 and a total of $102.7 million (€77.5 million) for the years 2016 through 2020.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations (continued)

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2010	2009	2008	2010	2009	2008
Discount rate	5.55%	6.00%	6.25%	4.75%	5.00%	7.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.25%	3.50%	3.50%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	5.75%	6.10%	5.00%	5.00%	5.75%
Rate of compensation increase	4.25%	4.25%	3.80%	2.75%	2.75%	2.75%
Pension increase (a)	3.50%	3.40%/2.50%	2.50%	1.75%	1.75%	1.75%

(a)	For the United Kingdom, the first percentage in 2009 applies to benefits earned between January 1, 1995, and June 30, 2008, and the second percentage applies to benefits earned after June 30, 2008.

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2010, will be used to determine net periodic benefit cost for 2011. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $2.9 million increase in the 2011 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $3.5 million of additional pension expense in 2011.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2010	2009	2008	2010	2009	2008
Discount rate	6.00%	6.25%	6.25%	5.00%	7.00%	5.75%
Rate of compensation increase	4.80%	4.80%	4.80%	3.50%	3.50%	3.50%
Expected long-term rate of return on assets	8.25%	8.25%	8.25%	5.52%	7.26%	6.76%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2010	2009	2008	2010	2009	2008
Discount rate	5.75%	6.10%	5.70%	5.00%	5.75%	5.50%
Rate of compensation increase	4.25%	3.80%	4.00%	2.75%	2.75%	2.75%
Pension increase (a)	3.40/2.50%	2.90%/2.50%	3.10%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	7.00%	7.00%	7.25%	N/A	N/A	N/A

(a)
For the United Kingdom, the first percentage in 2010 and 2009 applies to benefits earned between January 1, 1995, and June 30, 2008, and the second percentage applies to benefits earned after June 30, 2008.

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations (continued)

In selecting the U.S. discount rate for December 31, 2010, several benchmarks were considered, including Moody’s long-term corporate bond yield for A bonds and the Citigroup Pension Liability Index. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated A or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2010, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2010, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $1,106.5 million for 2010, $968.1 million for 2009 and $1,052.4 million for 2008.

Included in other comprehensive earnings, net of the related tax effect, were increases in pension and other postretirement item obligations of $13.4 million, $22.6 million and $147.8 million in 2010, 2009 and 2008, respectively.

For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants.

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations (continued)

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2010:

	U.S.		Canada (c)		United Kingdom

Cash and cash equivalents	0-10%		0-5%		–
Equity securities	10-75	% (a)	10-30	% (d)	56-62	% (e)
Fixed income securities	25-70	% (b)	75-80%		38-44%
Alternative investments	0-35%		–		–

(a)
Equity securities may consist of: (1) up to 25 percent large cap equities, (2) up to 10 percent mid cap equities, (3) up to 10 percent small cap equities, (4) up to 35 percent foreign equities and (5) up to 35 percent special equities. Holdings in Ball Corporation common stock or Ball bonds cannot exceed 5 percent of the trust’s assets.

(b)	Debt securities may include up to 10 percent non-investment grade bonds, up to 10 percent bank loans and up to 15 percent international bonds.
(c)
Does not include assets held in immunized portfolios designated for closed plants. These portfolios must consist of at least 85 percent fixed income securities and up to 15 percent cash and short-term investments. They can consist of up to 100 percent Canadian federal or provincial securities. The immunized portfolio assets represented approximately 45 percent of the total Canadian assets at December 31, 2010.

(d)	May include between 5 percent and 15 percent non-Canadian equity securities.
(e)	Equity securities must consist of United Kingdom securities and up to 44 percent foreign securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually are within the established targets for each country, were as follows at December 31:

	2010	2009
Cash and cash equivalents	8%	3%
Equity securities	28%	40%
Fixed income securities	54%	47%
Alternative investments	10%	10%
	100%	100%

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

14.      Employee Benefit Obligations (continued)

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

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets as of December 31, 2010, are summarized in the table below.

($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$16.0	$86.2	$–	$102.2
Corporate equity securities	99.1	23.1	–	122.2
U.S. government and agency securities	96.7	107.4	–	204.1
Corporate bonds and notes	1.0	230.8	–	231.8
Commingled funds	–	124.2	–	124.2
Limited partnerships and other	–	45.6	34.7	80.3
Total assets	$212.8	$617.3	$34.7	$864.8

The levels assigned to the defined benefit plan assets as of December 31, 2009, are summarized in the table below:

($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$–	$48.7	$–	$48.7
Corporate equity securities	121.5	–	–	121.5
U.S. government and agency securities	50.4	95.8	–	146.2
Corporate bonds and notes	–	211.2	–	211.2
Commingled funds	–	192.2	–	192.2
Limited partnerships and other	–	1.7	34.2	35.9
Total assets	$171.9	$549.6	$34.2	$755.7

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations (continued)

The following is a reconciliation of the U.S. Level 3 assets for the two years ended December 31, 2010 (dollars in millions):

Balance at December 31, 2008	$34.7
Actual return on plan assets relating to assets still held at the reporting date	(0.6)
Purchases, sales and settlements	0.1
Balance at December 31, 2009	34.2
Actual return on plan assets relating to assets still held at the reporting date	2.1
Purchases, sales and settlements	(1.6)
Balance at December 31, 2010	$34.7

	December 31,
	2010	2009
Canadian pension assets, at fair value (all Level 2) (dollars in millions):
Equity commingled funds	$11.7	$15.8
Fixed income commingled funds	45.6	35.9
Fixed income securities	47.1	43.5
Total assets	$104.4	$95.2

	December 31,
	2010	2009
U.K. pension assets, at fair value (all Level 2) (dollars in millions):
U.K. equity commingled funds	$51.8	$46.3
Foreign equity commingled funds	37.6	34.2
U.K. fixed income commingled funds	64.3	53.0
Net assets	$153.7	$133.5

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations (continued)

An analysis of the change in other postretirement benefit accruals for 2010 and 2009 follows:

($ in millions)	2010	2009

Change in benefit obligation:
Benefit obligation at prior year end	$191.8	$177.7
Service cost	2.5	3.0
Interest cost	10.2	10.8
Benefits paid	(11.9)	(12.8)
Net actuarial loss (gain)	(2.3)	8.5
Business acquisition	−	1.6
Curtailment gain	(1.8)	−
Plan amendments	(4.9)	−
Effect of exchange rates and other	1.1	3.0
Benefit obligation at year end	184.7	191.8
Change in plan assets:
Fair value of assets at prior year end	–	–
Benefits paid	(12.4)	(12.9)
Employer contributions	11.9	12.8
Medicare Part D subsidy	0.5	0.1
Fair value of assets at end of year	–	–
Funded status	$(184.7)	$(191.8)

Components of net periodic benefit cost were:

($ in millions)	2010	2009	2008

Service cost	$2.5	$3.0	$3.2
Interest cost	10.2	10.8	10.5
Amortization of prior service cost	0.2	0.4	0.3
Recognized net actuarial gain	0.8	0.4	0.4
Net periodic benefit cost	$13.7	$14.6	$14.4

Approximately $0.7 million of estimated net actuarial loss will be amortized from accumulated other comprehensive loss into net period benefit cost during 2011. The amount of prior service cost to be amortized is insignificant.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2010, a 9 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2019 and remain at that level thereafter. For the Canadian plans, an 8 percent health care cost trend rate was used, which was assumed to decrease to 5 percent by 2017 and remain at that level in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would increase or decrease the total of service and interest cost by $0.4 million and the postretirement benefit obligation by approximately $5.0 million to $5.6 million.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

14.      Employee Benefit Obligations (continued)

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $20.5 million, $21.8 million and $20.7 million for 2010, 2009 and 2008, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $3.0 million and $8.4 million of additional compensation expense related to this program for the years 2010 and 2008, respectively. There was no matching contribution for 2009.

In 2010 the company’s 401(k) plan matching contributions for salaried employees could not exceed $9,800 per employee and the limit on employee contributions was $16,500 per employee.

15.      Shareholders’ Equity

At December 31, 2010, the company had 500 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

Under the company’s shareholder Rights Agreement dated July 26, 2006, as amended, one half of a preferred stock purchase right (Right) is attached to each outstanding share of Ball Corporation common stock. Subject to adjustment, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $185 per Right. Subject to certain limited exceptions for passive investors, if a person or group acquires 10 percent or more of the company’s outstanding common stock (or upon occurrence of certain other events), the Rights (other than those held by the acquiring person) become exercisable and generally entitle the holder to purchase shares of Ball Corporation common stock at a 50 percent discount. The Rights, which expire in 2016, are redeemable by the company at a redemption price of $0.001 cent per Right and trade with the common stock. Exercise of such Rights would cause substantial dilution to a person or group attempting to acquire control of the company without the approval of Ball’s board of directors. The Rights would not interfere with any merger or other business combinations approved by the board of directors.

The company’s share repurchases, net of issuances, totaled $506.7 million in 2010, $5.1 million in 2009 and $299.6 million in 2008. On November 2, 2010, the company acquired 2,775,408 shares of its publicly held common stock in a private transaction for $88.8 million. On February 17, 2010, Ball entered into an accelerated share repurchase agreement to buy $125.0 million of its common shares using cash on hand and available borrowings. The company advanced the $125.0 million on February 22, 2010, and received 4,323,598 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on May 20, 2010, and the company received an additional 398,206 shares.

Net repurchases in 2008 included a $31 million settlement on January 7, 2008, of a forward contract entered into in December 2007 for the repurchase of 1,350,000 shares.

From January 1 through February 24, 2011, Ball repurchased an additional $143.3 million of common stock.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

15.      Shareholders’ Equity (continued)

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items, Net of Tax	Effective Derivatives, Net of Tax	Gain on Available for Sale Securities, Net of Tax	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2007	$221.8	$(104.0)	$(10.9)	$–	$106.9
2008 change	(48.2)	(147.8)	(93.4)	–	(289.4)
December 31, 2008	173.6	(251.8)	(104.3)	–	(182.5)
2009 change	6.6	(22.6)	127.7 (a)	7.0	118.7
December 31, 2009	180.2	(274.4)	23.4	7.0	(63.8)
2010 change	(57.1)	(13.4)	49.0 (a)	3.2	(18.3)
December 31, 2010	$123.1	$(287.8)	$72.4	$10.2	$(82.1)

(a)	The change in accumulated other comprehensive earnings (loss) for effective derivatives was as follows for the years ended December 31:

	2010	2009
Losses reclassified into earnings (Note 18):
Commodity contracts	$6.4	$96.4
Interest rate and foreign currency contracts	7.2	7.4
	13.6	103.8
Change in fair value of cash flow hedges:
Commodity contracts	64.8	93.0
Interest rate and foreign currency contracts	(2.0)	(6.2)
Foreign currency and tax impacts	(27.4)	(62.9)
	$49.0	$127.7

Management’s intention is to indefinitely reinvest foreign earnings. Therefore, no taxes have been provided on the foreign currency translation component for any period. The change in the pension and other postretirement items is presented net of related tax benefits of $2.2 million, $15.2 million and $93.9 million for 2010, 2009 and 2008, respectively. The change in the effective financial derivatives is presented net of related tax expense of $24.1 million and $58.9 million for 2010 and 2009, respectively, and a related tax benefit of $42.5 million for 2008. The gain on available for sale securities is presented net of related tax expense of $2.0 million and $4.5 million for 2010 and 2009, respectively.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16.      Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2010, follows:

	Outstanding Options (a)		Nonvested Options (a)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Beginning of year	11,628,376	$18.96	4,940,534	$5.64
Granted	1,936,700	25.23	1,936,700	6.84
Vested			(2,623,846)	5.76
Exercised	(2,460,826)	12.72
Canceled/forfeited	(337,604)	22.99	(334,704)	5.93
End of period	10,766,646	21.39	3,918,684	6.13
Vested and exercisable, end of period	6,847,962	20.29
Reserved for future grants	8,736,470

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The options granted in January 2010 included 1,013,400 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at December 31, 2010, was 6.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $136.0 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2010, was 5.3 years and the aggregate intrinsic value was $94.0 million. The company received $70.7 million from options exercised during 2010. The intrinsic value associated with these exercises was $39.4 million, and the associated tax benefit reported as other financing activities in the consolidated statement of cash flows was $12.7 million. The total fair value of options vested during 2010, 2009 and 2008 was $15.1 million, $7.1 million and $6.0 million, respectively.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in 2010, 2009 and 2008 have estimated weighted average fair values at the date of grant of $6.84 per share, $5.32 per share and $6.41 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2010 Grants	2009 Grants	2008 Grants
Expected dividend yield	0.79%	1.0%	0.80%
Expected stock price volatility	28.99%	29.83%	24.48%
Risk-free interest rate	2.47%	1.74%	2.99%
Expected life of options	4.9 years	5.25 years	5.25 years

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

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

16.      Stock-Based Compensation Programs (continued)

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier in stages if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Grants under the plan are accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. The company recorded $0.4 million, $1.6 million and $3.8 million of expense in connection with this program in 2010, 2009 and 2008, respectively.

The company’s board of directors grants performance-contingent restricted stock units to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of 2010 for any grants. Restricted stock units granted under this program included 362,300 units in January 2010, 386,900 units in January 2009 and 493,300 units in April 2008. The expense associated with the performance-contingent grants totaled $9.5 million, $9.9 million and $6.2 million in 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, the company recognized in selling, general and administrative expenses pretax expense of $24.4 million ($14.9 million after tax), $26.5 million ($16.0 million after tax) and $20.5 million ($12.4 million after tax), respectively, for share-based compensation arrangements. At December 31, 2010, there was $35.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.2 million in 2010, $3.0 million in 2009 and $3.2 million in 2008.

17.      Earnings Per Share

	Years ended December 31,
($ in millions, except per share amounts; shares in thousands)	2010	2009	2008

Diluted Earnings per Share (a):
Net earnings attributable to Ball Corporation	$468.0	$387.9	$319.5

Weighted average common shares	180,746	187,572	191,714
Effect of dilutive securities	2,792	2,406	2,324
Weighted average shares applicable to diluted earnings per share	183,538	189,978	194,038

Basic earnings per share	$2.59	$2.07	$1.67
Diluted earnings per share	$2.55	$2.04	$1.65

(a)	Shares have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Certain options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,683,300 in 2010; 5,727,828 in 2009; and 4,969,158 in 2008.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $1.0 billion and $1.1 billion at December 31, 2010 and 2009, respectively. The aluminum contracts include derivative instruments that are undesignated and receive mark-to-market accounting, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at December 31, 2010, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $72.3 million associated with these contracts. A net gain of $44.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

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

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2010, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments.

At December 31, 2010, the company had outstanding interest rate swap agreements with notional amounts of $259 million paying fixed rates expiring within the next two years. An approximate $0.2 million net after-tax gain associated with these contracts is included in accumulated other comprehensive earnings (loss) at December 31, 2010, the majority of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. The value of these contracts in accumulated other comprehensive earnings at December 31, 2010, was insignificant.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18.	Financial Instruments and Risk Management (continued)

Inflation risk

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At December 31, 2010, the company had inflation options in Europe with notional amounts of $152 million. These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at December 31, 2010, was $0.3 million and the option contracts expire within the next three years.

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the euro, British pound, Canadian dollar, Polish zloty, Chinese renminbi, Hong Kong dollar, Brazilian real, Argentine peso and Serbian dinar. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. At December 31, 2010, the company had outstanding foreign exchange forward contracts and option collar contracts with notional amounts totaling $708 million. Approximately $0.1 million of net loss related to these contracts is included in accumulated other comprehensive earnings at December 31, 2010, of which $0.9 million of net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2010, expire within the next three years.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $26.3 million and no collateral was required to be posted. As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $98.8 million collateralized by $14.2 million, which was offset by cash collateral receipts from customers of $14.2 million. If the company’s public credit rating was downgraded, there would be a net increase of $0.9 million to our net cash collateral postings as of December 31, 2010.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18.	Financial Instruments and Risk Management (continued)

Fair Value Measurements
Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2010 and 2009, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value of Derivative Instruments as of December 31, 2010

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$59.9	$35.8	$95.7
Foreign currency contracts	0.2	6.7	6.9
Total current derivative contracts	$60.1	$42.5	$102.6

Noncurrent commodity contracts	$47.3	$1.8	$49.1
Other contracts	1.3	0.5	1.8
Total noncurrent derivative contracts	$48.6	$2.3	$50.9

Liabilities:
Commodity contracts	$12.9	$35.4	$48.3
Foreign currency contracts	1.4	7.7	9.1
Interest rate contracts	1.9	−	1.9
Total current derivative contracts	$16.2	$43.1	$59.3

Noncurrent commodity contracts	$0.3	$1.9	$2.2
Interest rate contracts	0.4	−	0.4
Total noncurrent derivative contracts	$0.7	$1.9	$2.6

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18.	Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of December 31, 2009

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$36.2	$51.7	$87.9
Foreign currency contracts	0.1	12.1	12.2
Total current derivative contracts	$36.3	$63.8	$100.1

Noncurrent commodity contracts	$40.1	$39.1	$79.2
Other contracts	−	1.4	1.4
Total noncurrent derivative contracts	$40.1	$40.5	$80.6

Liabilities:
Commodity contracts	$27.5	$51.9	$79.4
Foreign currency contracts	0.6	3.2	3.8
Total current derivative contracts	$28.1	$55.1	$83.2

Noncurrent commodity contracts	$1.9	$38.9	$40.8
Interest rate contracts	7.2	−	7.2
Total noncurrent derivative contracts	$9.1	$38.9	$48.0

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2010, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The company’s investment in shares of DigitalGlobe was measured using Level 1 inputs and amounted to $22.1 million at December 31, 2010, and $16.9 million at December 31, 2009. Additionally, net receivables related to the European scrap metal program totaling $11.7 million at December 31, 2010, and $11.2 million at December 31, 2009, were classified as Level 2 within the fair value hierarchy.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

18.	Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss) for the year ended December 31:

	2010		2009
($ in millions)	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(6.4)	$(0.3)	$(96.4)	$(5.1)
Interest rate contracts (b)	(4.9)	−	(8.1)	−
Inflation option contracts (c)	–	(0.9)	–	(0.1)
Foreign exchange contracts (d)	(2.3)	0.7	0.7	6.5
Equity contracts (e)	–	–	–	3.2
Total	$(13.6)	$(0.5)	$(103.8)	$4.5

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
(d)
Gains and losses on foreign currency contracts to hedge the sales of products are recorded in cost of sales. Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the consolidated statement of earnings.

(e)	Gains and losses on equity put option contracts are recorded in selling, general and administrative expenses in the consolidated statement of earnings.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19.      Quarterly Results of Operations (Unaudited)

The company’s quarters in 2010 ended on March 28, June 27, September 26 and December 31. The quarters in 2009 ended on March 29, June 28, September 27 and December 31. All amounts below reflect the sale of the company’s plastics business described in Note 4.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2010
Net sales	$1,592.3	$2,007.5	$2,035.0	$1,995.2	$7,630.0
Gross profit (a)	216.1	306.7	320.4	289.0	1,132.2
Earnings before taxes	$98.7	$177.4	$196.9	$133.4	$606.4
Net earnings attributable to Ball Corporation from continuing operations	$82.4	$144.6	$222.2	$93.7	$542.9
Net earnings attributable to Ball Corporation	$79.3	$69.0	$227.5	$92.2	$468.0

Basic earnings per share (b)(c):
Continuing operations	$0.44	$0.79	$1.24	$0.54	$3.00
Total	$0.43	$0.37	$1.27	$0.53	$2.59
Diluted earnings per share (b)(c):
Continuing operations	$0.44	$0.77	$1.22	$0.53	$2.96
Total	$0.42	$0.37	$1.25	$0.52	$2.55

2009
Net sales	$1,425.9	$1,744.6	$1,812.3	$1,727.6	$6,710.4
Gross profit (a)	203.8	257.3	288.5	231.4	980.9
Earnings before taxes	$96.0	$179.9	$158.6	$102.1	$536.6
Net earnings attributable to Ball Corporation from continuing operations	$66.6	$134.9	$108.9	$79.7	$390.1
Net earnings attributable to Ball Corporation	$69.5	$133.3	$103.7	$81.4	$387.9

Basic earnings per share (b)(c):
Continuing operations	$0.36	$0.72	$0.58	$0.43	$2.08
Total	$0.37	$0.71	$0.55	$0.43	$2.07
Diluted earnings per share (b)(c):
Continuing operations	$0.35	$0.71	$0.57	$0.42	$2.05
Total	$0.37	$0.70	$0.54	$0.43	$2.04

(a)	Gross profit is shown after depreciation related to cost of sales of $243.7 million and $211.6 million for the years ended December 31, 2010 and 2009, respectively.
(b)
Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

(c)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The unaudited quarterly results of operations included business consolidation and other costs and other significant items that affected the company’s operating performance. Further details are included in Notes 3, 4 and 5.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt

As discussed in Note 12, the company’s senior notes payable are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed, consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2010
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$5,228.1	$2,401.9	$–	$7,630.0

Costs and expenses
Cost of sales (excluding depreciation)	–	4,370.4	1,883.7	–	6,254.1
Depreciation and amortization	3.2	151.6	110.7	–	265.5
Selling, general and administrative	73.9	192.1	90.8	–	356.8
Business consolidation activities	4.6	(0.7)	(14.9)	–	(11.0)
Equity in results of subsidiaries	(476.7)	–	–	476.7	–
Intercompany license fees	(161.5)	149.5	12.0	–	–
	(556.5)	4,862.9	2,082.3	476.7	6,865.4

Earnings (loss) before interest and taxes	556.5	365.2	319.6	(476.7)	764.6

Interest expense	(130.3)	1.6	(20.7)	−	(149.4)
Debt refinancing costs	(8.8)	−	−	−	(8.8)
Total interest expense	(139.1)	1.6	(20.7)	–	(158.2)

Earnings (loss) before taxes	417.4	366.8	298.9	(476.7)	606.4
Tax provision	49.9	(139.1)	(86.6)	–	(175.8)
Equity in results of affiliates	–	0.8	117.2	–	118.0
Net earnings (loss) from continuing operations	467.3	228.5	329.5	(476.7)	548.6
Discontinued operations, net of tax	0.7	(68.1)	(7.5)	–	(74.9)
Net earnings (loss)	468.0	160.4	322.0	(476.7)	473.7
Less net earnings attributable to noncontrolling interests	–	–	(5.7)	–	(5.7)
Net earnings (loss) attributable to Ball Corporation	$468.0	$160.4	$316.3	$(476.7)	$468.0

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2009
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$4,549.4	$2,161.0	$–	$6,710.4

Costs and expenses
Cost of sales (excluding depreciation)	–	3,813.9	1,704.0	–	5,517.9
Depreciation and amortization	3.4	132.1	107.6	–	243.1
Selling, general and administrative	56.1	166.5	86.4	–	309.0
Business consolidation activities	11.1	9.5	0.8	–	21.4
Gain on disposition	−	(34.8)	−	−	(34.8)
Equity in results of subsidiaries	(431.3)	–	–	431.3	–
Intercompany license fees	(46.9)	43.3	3.6	–	–
	(407.6)	4,130.5	1,902.4	431.3	6,056.6

Earnings (loss) before interest and taxes	407.6	418.9	258.6	(431.3)	653.8
Interest expense	(48.8)	(42.1)	(26.3)	–	(117.2)
Earnings (loss) before taxes	358.8	376.8	232.3	(431.3)	536.6
Tax provision	28.7	(136.2)	(52.3)	–	(159.8)
Equity in results of affiliates	–	0.7	13.1	–	13.8
Net earnings (loss) from continuing operations	387.5	241.4	193.0	(431.3)	390.6
Discontinued operations, net of tax	0.4	2.6	(5.2)	–	(2.2)
Net earnings (loss)	387.9	244.0	187.8	(431.3)	388.4
Less net earnings attributable to noncontrolling interests	–	–	(0.5)	–	(0.5)
Net earnings (loss) attributable to Ball Corporation	$387.9	$244.0	$187.3	$(431.3)	$387.9

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2008
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$–	$4,621.5	$2,312.2	$(107.6)	$6,826.1

Costs and expenses
Cost of sales (excluding depreciation)	–	3,960.0	1,847.1	(107.6)	5,699.5
Depreciation and amortization	3.6	135.6	110.7	–	249.9
Selling, general and administrative	32.1	146.4	80.9	–	259.4
Business consolidation activities	0.8	42.7	0.3	–	43.8
Gain on disposition	−	(7.1)	−	−	(7.1)
Equity in results of subsidiaries	(320.4)	–	–	320.4	–
Intercompany license fees	(72.8)	69.7	3.1	–	–
	(356.7)	4,347.3	2,042.1	212.8	6,245.5

Earnings (loss) before interest and taxes	356.7	274.2	270.1	(320.4)	580.6
Interest expense	(37.5)	(50.8)	(49.4)	–	(137.7)
Earnings (loss) before taxes	319.2	223.4	220.7	(320.4)	442.9
Tax provision	(1.7)	(90.9)	(49.5)	–	(142.1)
Equity in results of affiliates	–	0.6	13.9	–	14.5
Net earnings (loss) from continuing operations	317.5	133.1	185.1	(320.4)	315.3
Discontinued operations, net of tax	2.0	9.3	(6.7)	–	4.6
Net earnings (loss)	319.5	142.4	178.4	(320.4)	319.9
Less net earnings attributable to noncontrolling interests	–	–	(0.4)	–	(0.4)
Net earnings (loss) attributable to Ball Corporation	$319.5	$142.4	$178.0	$(320.4)	$319.5

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2010
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$0.2	$1.7	$150.1	$–	$152.0
Receivables, net	(0.5)	157.0	693.2	–	849.7
Inventories, net	–	763.3	320.6	–	1,083.9
Current derivative contracts	6.2	48.6	47.8	–	102.6
Deferred taxes and other current assets	12.8	78.2	26.5	–	117.5
Total current assets	18.7	1,048.8	1,238.2	–	2,305.7
Property, plant and equipment, net	29.6	893.8	1,124.8	–	2,048.2
Investment in subsidiaries	3,372.9	217.3	151.0	(3,741.2)	–
Goodwill	–	927.0	1,178.3	–	2,105.3
Noncurrent derivative contracts	–	1.6	49.3	–	50.9
Intangibles and other assets, net	176.0	127.4	114.2	–	417.6
Total Assets	$3,597.2	$3,215.9	$3,855.8	$(3,741.2)	$6,927.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$17.9	$0.2	$92.6	$–	$110.7
Accounts payable	17.5	362.2	320.6	–	700.3
Accrued employee costs	24.7	165.1	68.4	–	258.2
Current derivative contracts	1.4	37.0	20.9	–	59.3
Other current liabilities	57.9	89.8	107.1	–	254.8
Total current liabilities	119.4	654.3	609.6	–	1,383.3
Long-term debt	2,333.5	0.4	367.7	–	2,701.6
Intercompany borrowings	(536.7)	105.3	431.4	–	–
Employee benefit obligations	197.1	419.9	346.3	–	963.3
Noncurrent derivative contracts	–	0.3	2.3	–	2.6
Deferred taxes and other liabilities	(34.1)	65.5	187.4	–	218.8
Total liabilities	2,079.2	1,245.7	1,944.7	–	5,269.6

Shareholders’ equity
Convertible preferred stock	–	–	4.8	(4.8)	–
Preferred shareholders’ equity	–	–	4.8	(4.8)	–

Common stock	893.4	684.4	719.2	(1,403.6)	893.4
Retained earnings	2,829.8	1,480.8	923.8	(2,404.6)	2,829.8
Accumulated other comprehensive earnings (loss)	(82.1)	(195.0)	123.2	71.8	(82.1)
Treasury stock, at cost	(2,123.1)	–	–	–	(2,123.1)
Common shareholders’ equity	1,518.0	1,970.	1,766.2	(3,736.4)	1,518.0
Total Ball Corporation shareholders’ equity	1,518.0	1,970.2	1,771.0	(3,741.2)	1,518.0
Noncontrolling interests	–	–	140.1	–	140.1
Total shareholders’ equity	1,518.0	1,970.2	1,911.1	(3,741.2)	1,658.1
Total Liabilities and Shareholders’ Equity	$3,597.2	$3,215.9	$3,855.8	$(3,741.2)	$6,927.7

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2009
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$111.3	$0.1	$99.2	$–	$210.6
Receivables, net	(0.1)	149.8	385.2	–	534.9
Inventories, net	–	606.5	274.7	–	881.2
Current derivative contracts	11.8	49.5	38.8	–	100.1
Deferred taxes and other current assets	9.7	89.5	19.9	–	119.1
Assets held for sale	–	399.0	17.3	–	416.3
Total current assets	132.7	1,294.4	835.1	–	2,262.2
Property, plant and equipment, net	22.2	921.2	808.1	–	1,751.5
Investment in subsidiaries	2,816.2	289.7	81.0	(3,186.9)	–
Goodwill	–	913.0	1,095.3	–	2,008.3
Noncurrent derivative contracts	–	32.4	48.2	–	80.6
Intangibles and other assets, net	126.2	127.7	131.8	–	385.7
Total Assets	$3,097.3	$3,578.4	$2,999.5	$(3,186.9)	$6,488.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$75.0	$1.8	$235.5	$–	$312.3
Accounts payable	21.5	316.2	244.1	–	581.8
Accrued employee costs	17.2	138.7	56.1	–	212.0
Current derivative contracts	0.3	59.3	23.6	–	83.2
Other current liabilities	22.8	99.7	65.3	–	187.8
Liabilities held for sale	1.6	51.4	0.1	–	53.1
Total current liabilities	138.4	667.1	624.7	–	1,430.2
Long-term debt	1,874.8	5.8	403.3	–	2,283.9
Intercompany borrowings	(645.0)	438.2	206.8	–	–
Employee benefit obligations	180.8	433.0	399.4	–	1,013.2
Noncurrent derivative contracts	–	32.4	15.6	–	48.0
Deferred taxes and other liabilities	(33.0)	61.0	102.0	–	130.0
Total liabilities	1,516.0	1,637.5	1,751.8	–	4,905.3

Shareholders’ equity
Convertible preferred stock	–	–	4.8	(4.8)	–
Preferred shareholders’ equity	–	–	4.8	(4.8)	–

Common stock	830.8	819.5	487.0	(1,306.5)	830.8
Retained earnings	2,397.1	1,325.8	602.1	(1,927.9)	2,397.1
Accumulated other comprehensive earnings (loss)	(63.8)	(204.4)	152.1	52.3	(63.8)
Treasury stock, at cost	(1,582.8)	–	–	–	(1,582.8)
Common shareholders’ equity	1,581.3	1,940.9	1,241.2	(3,182.1)	1,581.3
Total Ball Corporation shareholders’ equity	1,581.3	1,940.9	1,246.0	(3,186.9)	1,581.3
Noncontrolling interests	–	–	1.7	–	1.7
Total shareholders’ equity	1,581.3	1,940.9	1,247.7	(3,186.9)	1,583.0
Total Liabilities and Shareholders’ Equity	$3,097.3	$3,578.4	$2,999.5	$(3,186.9)	$6,488.3

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2010
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities
Net earnings (loss)	$468.0	$160.4	$322.0	$(476.7)	$473.7
Discontinued operations, net of tax	(0.4)	69.9	5.4	–	74.9
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	3.2	151.6	110.7	–	265.5
Business consolidation activities	3.2	(0.1)	(15.6)	–	(12.5)
Gain and equity earnings related to acquisitions	–	(0.8)	(117.2)	−	(118.0)
Deferred taxes	(48.0)	19.2	0.1	−	(28.7)
Equity earnings of subsidiaries	(476.7)	−	–	476.7	–
Other, net	47.5	(24.5)	54.7	–	77.7
Working capital changes, net	67.5	(106.9)	(192.9)	–	(232.3)
Cash provided by (used in) continuing operating activities	64.3	268.8	167.2	–	500.3
Cash provided by (used in) discontinued operating activities	0.4	18.8	(4.3)	–	14.9
Total cash provided by (used in) operating activities	64.7	287.6	162.9	−	515.2

Cash flows from investing activities
Additions to property, plant and equipment	(12.1)	(106.4)	(131.7)	–	(250.2)
Acquisition of business	–	(25.8)	(36.2)	–	(62.0)
Acquisitions of equity affiliates	–	–	(63.8)	–	(63.8)
Proceeds from sale of business	–	261.5	–	–	261.5
Cash collateral, net	–	0.1	–	–	0.1
Investments in and advances to affiliates	13.4	(415.2)	401.8	–	−
Other, net	(17.0)	16.2	14.2	–	13.4
Cash provided by (used in) continuing investing activities	(15.7)	(269.6)	184.3	–	(101.0)
Cash provided by (used in) discontinued investing activities	–	(9.2)	–	–	(9.2)
Total cash provided by (used in) investing activities	(15.7)	(278.8)	184.3	–	(110.2)

Cash flows from financing activities
Long-term borrowings	1,860.2	0.7	370.7	–	2,231.6
Repayments of long-term borrowings	(1,471.6)	(7.9)	(665.4)	–	(2,144.9)
Change in short-term borrowings	10.1	–	5.0	–	15.1
Proceeds from issuances of common stock	47.5	–	–	–	47.5
Acquisitions of treasury stock	(554.2)	–	–	–	(554.2)
Common dividends	(35.8)	–	–	–	(35.8)
Other, net	(16.3)	–	(2.6)	–	(18.9)
Cash provided by (used in) financing activities	(160.1)	(7.2)	(292.3)	–	(459.6)

Effect of exchange rate changes on cash	–	–	(4.0)	–	(4.0)

Change in cash and cash equivalents	(111.1)	1.6	50.9	–	(58.6)
Cash and cash equivalents – beginning of period	111.3	0.1	99.2	–	210.6
Cash and cash equivalents – end of period	$0.2	$1.7	$150.1	$–	$152.0

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2009
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities
Net earnings (loss)	$387.9	$244.0	$187.8	$(431.3)	$388.4
Discontinued operations, net of tax	(0.4)	(2.6)	5.2	–	2.2
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	3.4	132.1	107.6	–	243.1
Business consolidation activities	0.3	5.8	−	–	6.1
Gain and equity earnings related to acquisitions	–	(0.7)	(13.1)	−	(13.8)
Gain on dispositions	–	(34.8)	−	−	(34.8)
Deferred taxes	(12.3)	13.1	(25.1)	−	(24.3)
Equity earnings of subsidiaries	(431.3)	–	−	431.3	–
Other, net	29.3	(14.6)	14.8	–	29.5
Working capital changes, net	(65.3)	(40.9)	(12.2)	–	(118.4)
Cash provided by (used in) continuing operating activities	(88.4)	301.4	265.0	–	478.0
Cash provided by (used in) discontinued operating activities	0.4	81.7	(0.4)	–	81.7
Total cash provided by (used in) operating activities	(88.0)	383.1	264.6	–	559.7

Cash flows from investing activities
Additions to property, plant and equipment	(2.9)	(78.8)	(76.2)	–	(157.9)
Acquisition of business	–	(574.7)	−	–	(574.7)
Proceeds from sale of business	–	37.0	–	–	37.0
Cash collateral, net	–	(0.9)	106.2	–	105.3
Investments in and advances to affiliates	(383.6)	223.3	160.3	–	–
Other, net	(3.8)	6.6	(0.4)	–	2.4
Cash provided by (used in) continuing investing activities	(390.3)	(387.5)	189.9	–	(587.9)
Cash provided by (used in) discontinued investing activities	–	6.5	–	–	6.5
Total cash provided by (used in) investing activities	(390.3)	(381.0)	189.9	–	(581.4)

Cash flows from financing activities
Long-term borrowings	1,111.6	−	225.1	–	1,336.7
Repayments of long-term borrowings	(565.1)	(1.9)	(529.8)	–	(1,096.8)
Change in short-term borrowings	−	–	(92.0)	–	(92.0)
Proceeds from issuances of common stock	31.9	–	–	–	31.9
Acquisitions of treasury stock	(37.0)	–	–	–	(37.0)
Common dividends	(37.4)	–	–	–	(37.4)
Other, net	(4.6)	–	–	–	(4.6)
Cash provided by (used in) financing activities	499.4	(1.9)	(396.7)	–	100.8

Effect of exchange rate changes on cash	–	–	4.1	–	4.1

Change in cash and cash equivalents	21.1	0.2	61.9	–	83.2
Cash and cash equivalents – beginning of period	90.2	(0.1)	37.3	–	127.4
Cash and cash equivalents – end of period	$111.3	$0.1	$99.2	$–	$210.6

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

20.      Subsidiary Guarantees of Debt (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2008
($ in millions)	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities
Net earnings (loss)	$319.5	$142.4	$178.4	$(320.4)	$319.9
Discontinued operations, net of tax	(2.0)	(9.3)	6.7	–	(4.6)
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	3.6	135.6	110.7	–	249.9
Business consolidation activities	4.7	39.6	(0.7)	–	43.6
Gain and equity earnings related to acquisitions	–	(0.6)	(13.9)	−	(14.5)
Gain on dispositions	−	(7.1)	−	−	(7.1)
Legal settlement	−	(70.3)	−	−	(70.3)
Deferred taxes	27.8	7.0	(15.2)	–	19.6
Equity earnings of subsidiaries	(320.4)	–	–	320.4	–
Other, net	30.9	11.1	(2.3)	–	39.7
Working capital changes, net	(50.2)	44.4	(33.8)	–	(39.6)
Cash provided by (used in) continuing operating activities	13.9	292.8	229.9	–	536.6
Cash provided by (used in) discontinued operating activities	2.0	85.6	3.4	–	91.0
Total cash provided by (used in) operating activities	15.9	378.4	233.3	–	627.6

Cash flows from investing activities
Additions to property, plant and equipment	(4.8)	(135.0)	(145.2)	–	(285.0)
Acquisition of business	–	−	(2.3)	–	(2.3)
Proceeds from sale of business	–	8.7	–	–	8.7
Cash collateral, net	–	−	(105.5)	–	(105.5)
Investments in and advances to affiliates	442.5	(204.6)	(237.9)	–	–
Other, net	(7.6)	(21.7)	17.3	–	(12.0)
Cash provided by (used in) continuing investing activities	430.1	(352.6)	(473.6)	–	(396.1)
Cash provided by (used in) discontinued investing activities	–	(21.8)	(0.1)	–	(21.9)
Total cash provided by (used in) investing activities	430.1	(374.4)	(473.7)	–	(418.0)

Cash flows from financing activities
Long-term borrowings	558.6	−	195.1	–	753.7
Repayments of long-term borrowings	(649.8)	(6.0)	(78.7)	–	(734.5)
Change in short-term borrowings	(1.9)	–	110.0	–	108.1
Proceeds from issuances of common stock	27.2	–	–	–	27.2
Acquisitions of treasury stock	(326.8)	–	–	–	(326.8)
Common dividends	(37.5)	–	–	–	(37.5)
Other, net	4.3	–	–	–	4.3
Cash provided by (used in) financing activities	(425.9)	(6.0)	226.4	–	(205.5)

Effect of exchange rate changes on cash	–	–	(28.3)	–	(28.3)

Change in cash and cash equivalents	20.1	(2.0)	(42.3)	–	(24.2)
Cash and cash equivalents – beginning of period	70.1	1.9	79.6	–	151.6
Cash and cash equivalents – end of period	$90.2	$(0.1)	$37.3	$–	$127.4

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21.      Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company's business; tax reporting in domestic and foreign jurisdictions; workplace safety; and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may substantially exceed $100,000. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company does not believe that these lawsuits, claims and proceedings are material individually or in the aggregate. While management believes the company has established adequate accruals for expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on the liquidity, results of operations or financial condition of the company.

In 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s former Baldwinsville, New York, plant. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in 2010 the company’s Canadian subsidiary, Ball Packaging Products Canada Corp. (Ball Canada), was advised by the Ontario Ministry of the Environment (the Ministry) that the Ministry would post, for public comment, a proposed Order under the Environmental Protection Act. The proposed Order would require Ball Canada to remediate areas that were allegedly contaminated by its predecessor company, Marathon Paper Mills of Canada Limited. That company operated a pulp mill on the north shore of Lake Superior for many years until it was sold to James River Company in 1983. Ball Canada continues to investigate whether the allegations in the proposed Order are correct and, if so, whether or not it has any liability or any recourse against other parties, including any former or subsequent owners or other parties associated with the pulp mill. Ball Canada has also engaged in discussions with the Ministry and two successor owners and/or operators of the pulp mill with a view to Ball Canada and such owners and/or operators settling all potential outstanding claims of the Ministry and any claims against one another and other interested parties. Subject to the results of such discussions, the company does not believe this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company. In September 2010, the three companies and the Ministry reached a mediated agreement to retain an environmental consultant to risk assess the mill site with emphasis on the potential for containment of contamination, if any is found. A further mediation will likely occur during 2011 after the consultant completes its work, in order to determine the scope and cost split of any potential containment that may be recommended as part of an overall settlement among all parties, including the Ministry.

As previously reported, the company investigated potential violations of the Foreign Corrupt Practices Act in Argentina, which came to our attention on or about October 15, 2007. The Department of Justice and the SEC were also made aware of this matter, on or about the same date. The Department of Justice informed us in 2009 that it had completed its investigation and would not bring charges. The SEC’s staff has concluded its investigation and a resolution is expected during 2011. Based on our investigation to date, we do not believe this matter involved senior management or management or other employees who have significant roles in internal control over financial reporting.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

21.      Contingencies (continued)

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. On September 8, 2009, the District Court granted Ball’s motion for summary judgment holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. On October 7, 2009, Crown filed its Notice of Appeal seeking to overturn the Trial Court’s decision. The appellate court heard oral argument on the appeal on December 8, 2010, and is expected to issue its decision during the first half of 2011. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, the U.S. Environmental Protection Agency (USEPA) considers the company a PRP with respect to the Lowry Landfill site located east of Denver, Colorado. In 1992, the company was served with a lawsuit filed by the City and County of Denver (Denver) and Waste Management of Colorado, Inc., seeking contributions from the company and approximately 38 other companies. The company filed its answer denying the allegations of the complaint. Subsequently in 1992, the company was served with a third-party complaint filed by S.W. Shattuck Chemical Company, Inc., seeking contribution from the company and other companies for the costs associated with cleaning up the Lowry Landfill. The company denied the allegations of the complaint.

Also in 1992, the company entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Waste Management, Inc., has agreed to guarantee the obligations of Waste Management. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes that may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered, which could add an additional cleanup cost of approximately $10 million. This additional cleanup cost could, in turn, add approximately $1 million to total site costs for the PRP group.

At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball Corporation and Subsidiaries
Notes to Consolidated Financial Statements

22.      Indemnifications and Guarantees

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

The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. Note 20 contains the condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

22.	Indemnifications and Guarantees (continued)

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

23.	Subsequent Events

Two-for-One Stock Split

On January 26, 2011, the company’s board of directors declared a two-for-one split of Ball’s common stock, increased the quarterly dividend to 7 cents per share (on a post-split basis) and authorized the repurchase of 20 million additional common shares (on a post-split basis). The stock split will be effective February 15, 2011, for all shareholders of record on February 4, 2011. As a result of the stock split, all amounts related to shares, share prices and earnings per share have been retroactively restated throughout this Annual report on Form 10-K.

Aerocan S.A.S. (Aerocan)

In December 2010, the company announced that it had signed an agreement with Barclays Private Equity to acquire Aerocan, a leading supplier of aluminum aerosol containers in Europe. The acquisition was completed in January 2011 for €222.4 million (approximately $300 million) in cash and assumed debt. Aerocan manufactures aluminum aerosol containers, and the aluminum slugs used to make them for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol container manufacturing plants – one each in the Czech Republic, France and the United Kingdom – and is a 51 percent owner of a joint venture aluminum slug plant in France. The four plants employ approximately 560 people. The acquisition of Aerocan allows Ball to enter a growing part of the metal packaging industry and to broaden the company’s market development efforts into a new customer base.

Plant Closure and Capacity Realignment

In January 2011, Ball announced plans to close its Torrance, California, beverage can manufacturing plant; relocate a 12-ounce can line from the Torrance plant to its Whitby, Ontario, plant and expand specialty can production in its Fort Worth, Texas, plant.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2010, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

As permitted by SEC guidance, as of December 31, 2010, management has excluded the operations of Latapack-Ball Embalagens Ltda. (consolidated by the company as of August 2010), Guangdong Jianlibao Group Co., Ltd (consolidated by the company as of June 2010), and Neuman Aluminum (acquired by the company in July 2010) from its assessment of internal control over financial reporting. (Additional details regarding the acquisitions are available in Note 3 to the consolidated financial statements within Item 8 of this report on Form 10-K.) The acquired operations had combined assets and combined net sales representing 9 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. The controls for the 2010 acquisitions will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

There were no matters required to be reported under this item.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 28, 2011, were as follows:

1.
John A. Hayes, 45, President and Chief Executive Officer as of January 26, 2011; President and Chief Operating Officer from January 2010 to January 2011; Executive Vice President and Chief Operating Officer from January 2008 to December 2009; Senior Vice President, Ball Corporation, and President, Ball Packaging Europe, 2007 to January 2008; Vice President, Ball Corporation, and President, Ball Packaging Europe, 2006 to 2007; Vice President, Ball Corporation, and Executive Vice President of Ball’s European packaging business, 2005 to 2006; Vice President, Corporate Strategy, Marketing and Development, 2003 to 2005; Vice President, Corporate Planning and Development, 2000 to 2003; Senior Director, Corporate Planning and Development, 1999 to 2000.

2.
Raymond J. Seabrook, 59, Executive Vice President and Chief Operating Officer, Global Packaging Operations, as of January 1, 2010; Executive Vice President and Chief Financial Officer from April 2006 to December 31, 2009; Senior Vice President and Chief Financial Officer, April 2000 to April 2006; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996 to 1998; Vice President and Treasurer, 1992 to 1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988 to 1992.

3.
David A. Westerlund, 60, Executive Vice President, Administration, since April 2006 and Corporate Secretary since December 2002; Senior Vice President, Administration, 1998 to 2006; Vice President, Administration, 1997 to 1998; Vice President, Human Resources, 1994 to 1997; Senior Director, Corporate Human Resources, July 1994 to December 1994; Vice President, Human Resources and Administration, Ball Glass Container Corporation, 1988 to 1994; Vice President, Human Resources, Ball-InCon Glass Packaging Corp., 1987 to 1988.

4.	Scott C. Morrison, 48, Senior Vice President and Chief Financial Officer since January 2010; Vice President and Treasurer from 2002 to December 2009; and Treasurer, 2000 to 2002.

5.
Charles E. Baker, 53, Vice President, General Counsel and Assistant Corporate Secretary since April 2004; Associate General Counsel, 1999 to April 2004; Senior Director, Business Development, 1995 to 1999; Director, Corporate Compliance, 1994 to 1997; Director, Business Development, 1993 to1995.

6.
Shawn M. Barker, 43, Vice President and Controller since January 2010; Vice President, Operations Accounting, 2006 to December 2009; Corporate Director, Financial Planning and Analysis, 2004 to 2006; Manager, Planning and Analysis, 2003 to 2004.

7.
Jeffrey A. Knobel, 39, Treasurer since April 2010; Senior Director, Treasury, 2008 to April 2010; Director, Treasury Operations, 2005 to 2008; Vice President and Treasurer, Ball Packaging Europe, December 2002 to 2005; Director, Corporate Accounting, January to December 2002; Manager, Financial Accounting, 1997 to 2001.

8.
Douglas K. Bradford, 53, Vice President, Financial Reporting and Tax since January 2010; Vice President and Controller from 2003 to December 2009; Controller, 2002 to 2009; Assistant Controller, 1998 to 2002; Senior Director, Tax Administration, 1995 to 1998; Director, Tax Administration, 1989 to 1995.

9.
Lisa A. Pauley, 49, Vice President, Administration and Compliance since April 2007; Senior Director, Administration and Compliance, 2004 to April 2007; Vice President, Finance and Administration for BATC, 2002 to 2004; Vice President, Administrative Services for BATC, 2000 to 2002; various other positions within the company, 1981 to 2000.

10.
Leroy J. Williams, Jr., 45, Vice President, Information Technology and Services, since April 2007; Vice President, Information Systems, April 2005 to April 2007; Executive Director, Colorado Department of Labor & Employment, February 2005 to April 2005; Secretary of Technology and Chief Information Officer, 2003 to January 2005; Chief Information Officer, Colorado Department of Personnel and Administration, 2001 to 2002.

11.
James N. Peterson, 42, Vice President, Marketing and Corporate Affairs as of January 26, 2011; Vice President, Marketing and Corporate Relations, 2008 to January 26, 2011; Director, Marketing North America, March 2006 to 2008; Vice President, Marketing & Business Development, U.S. Can Company, 2004 to March 2006.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010, is incorporated herein by reference.

Item 11.                      Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2010, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information (a)
Number of
Securities
Remaining
Available for
Future
	Number of	Weighted-	Issuance
	Securities to	average	Under
	be Issued	Exercise	Equity
	Upon Exercise	Price	Compensation
	of	of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants	Warrants	Reflected in
	and Rights	and Rights	Column (A))
Plan category	(A)	(B)	(C)

Equity compensation plans approved by security holders	10,766,646	$21.39	8,736,470
Equity compensation plans not approved by security holders	–	–	–

Total	10,766,646	$21.39	8,736,470

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Item 13.                      Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010, is incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2010, is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings – Years ended December 31, 2010, 2009 and 2008

Consolidated balance sheets – December 31, 2010 and 2009

Consolidated statements of cash flows – Years ended December 31, 2010, 2009 and 2008

Consolidated statements of shareholders’ equity and comprehensive earnings – Years ended December 31, 2010, 2009 and 2008

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

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
President and Chief Executive Officer
February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:
	/s/ John A. Hayes		President and Chief Executive Officer
	John A. Hayes		February 28, 2011

(2)	Principal Financial and Accounting Officer:
	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 28, 2011

(3)	Controller:
	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		February 28, 2011

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 28, 2011

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 28, 2011

	/s/ John A. Hayes	*	Director
	John A. Hayes		February 28, 2011

	/s/ R. David Hoover	*	Chairman of the Board and Director
	R. David Hoover		February 28, 2011

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 28, 2011

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 28, 2011

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 28, 2011

	/s/ George M. Smart	*	Director
	George M. Smart		February 28, 2011

	/s/ Theodore M. Solso	*	Director
	Theodore M. Solso		February 28, 2011

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 28, 2011

/s/ Erik H. van der Kaay	*	Director
Erik H. van der Kaay		February 28, 2011

*	By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 28, 2011

Ball Corporation and Subsidiaries
Annual Report on Form 10-K
For the Year Ended December 31, 2010

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

3.i	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended April 28, 2010. (Filed herewith.)

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

4.1(f)
Fourth Supplemental Indenture dated March 22, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated March 17, 2010) filed March 23, 2010.

Exhibit Number	Description of Exhibit

4.1(g)
Fifth Supplemental Indenture, dated November 18, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated November 15, 2010) filed November 19, 2010.

4.1(h)
Underwriting Agreement dated August 11, 2009, among Ball Corporation the subsidiary guarantors and Goldman, Sachs & Co., as representative of several underwriters named therein (filed by incorporation by reference to Exhibit 1.1 of the Current Report on Form 8-K dated August 14, 2009) filed on August 14, 2009.

4.1(i)
Underwriting Agreement dated March 17, 2010, among Ball Corporation, the subsidiary guarantors and Deutsche Bank Securities Inc., as representative of the several underwriters named therein (filed by incorporation by reference to Exhibit 1.1 of the Current Report on Form 8-K dated March 17, 2010) filed March 23, 2010.

4.1(j)
Underwriting Agreement dated November 15, 2010, among Ball Corporation, the subsidiary guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters named therein (filed by incorporation by reference to Exhibit 1.1 of the Current Report on Form 8-K dated November 15, 2010) filed November 19, 2010.

4.1(k)
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

10.9	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997.

Exhibit Number	Description of Exhibit

10.10	1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993.

10.17	Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005.

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

10.20	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005.

10.21	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010.

10.22
Credit Agreement dated October 13, 2005, among Ball Corporation, Ball European Holdings S.ar.l., Ball Packaging Products Canada Corp. and each Other Subsidiary Borrower, Deutsche Bank AG, New York Branch, as a Lender, Administrative Agent and Collateral Agent and The Bank of Nova Scotia, as the Canadian Administrative Agent (filed by incorporation by reference to the Current Report on Form 8-K dated October 17, 2005) filed October 17, 2005. First Amendment to Credit Agreement by and between Ball Corporation, Ball European Holdings S.ar.l., as lenders and Deutsche Bank AG, New York Branch, as Administrative Agent for the lenders with Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint lead arrangers for the Term D Loans (filed by incorporation by reference to the Current Report on Form 8-K dated March 27, 2006) filed March 30, 2006.

10.23
Credit Agreement dated December 21, 2010, among Ball Corporation, Certain Subsidiaries of Ball Corporation, Deutsche Bank AG New York Branch, as Administrative Agent and Various Lending Institutions (Filed herewith.)

10.24
Subsidiary Guaranty Agreement dated as of October 13, 2005, among Certain Domestic Subsidiaries listed therein as Guarantors, and Deutsche Bank AG, New York Branch, as Administrative Agent (filed by incorporation by reference to the Current Report on Form 8-K dated October 17, 2005) filed October 17, 2005.

10.25
Subsidiary Guaranty Agreement dated as of December 21, 2010, among Certain Domestic Subsidiaries listed therein as Guarantors, and Deutsche Bank AG, New York Branch, as Administrative Agent (Filed herewith.)

11	Statement re: Computation of Earnings per Share (filed by incorporation by reference to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

14	Ball Corporation Executive Officers and Board of Directors Business Ethics Statement, revised July 27, 2010 (Filed herewith.)

18.1
Letter re: Change in Accounting Principles regarding change in pension plan valuation measurement date (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2002) filed March 27, 2003.

Exhibit Number	Description of Exhibit

18.2
Letter re: Change in Accounting Principles regarding the change in accounting for certain inventories (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2006) filed February 22, 2007.

18.3
Letter re: Change in Accounting Principles regarding the change in testing date for potential impairment of goodwill (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2010) filed February 25, 2010.

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31
Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by John A. Hayes, President and Chief Executive Officer of Ball Corporation, and by Scott C. Morrison, Senior Vice President and  Chief Financial Officer of Ball Corporation. (Filed herewith.)

32
Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by John A. Hayes, President and Chief Executive Officer of Ball Corporation, and by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

99.1	Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

99.2	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)

101
The following materials from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (v) Notes to Consolidated Financial Statements tagged as blocks of text. (Furnished herewith.)