Form 10-Q
period 2011-04-03
BALL CORP
filed 2011-05-10
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common Stock, without par value	167,964,470 shares

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended April 3, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
($ in millions, except per share amounts)	April 3, 2011	March 28, 2010

Net sales	$2,011.2	$1,592.3

Costs and expenses
Cost of sales (excluding depreciation)	(1,630.7)	(1,318.2)
Depreciation and amortization	(73.6)	(62.7)
Selling, general and administrative	(99.4)	(79.3)
Business consolidation and other activities	(13.5)	0.5
	(1,817.2)	(1,459.7)
Earnings before interest and taxes	194.0	132.6

Interest expense	(46.5)	(33.9)

Earnings before taxes	147.5	98.7
Tax provision	(48.0)	(20.9)
Equity in results of affiliates, net of tax	−	4.7
Net earnings from continuing operations	99.5	82.5
Discontinued operations, net of tax	(1.3)	(3.1)

Net earnings	98.2	79.4
Less net earnings attributable to noncontrolling interests	(6.9)	(0.1)

Net earnings attributable to Ball Corporation	$91.3	$79.3

Amounts attributable to Ball Corporation:
Continuing operations	$92.6	$82.4
Discontinued operations	(1.3)	(3.1)
Net earnings	$91.3	$79.3

Earnings per share (a):
Basic – continuing operations	$0.55	$0.44
Basic – discontinued operations	(0.01)	(0.02)
Total basic earnings per share	$0.54	$0.42

Diluted – continuing operations	$0.54	$0.44
Diluted – discontinued operations	(0.01)	(0.02)
Total diluted earnings per share	$0.53	$0.42

(a)	Earnings per share amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3,	December 31,
($ in millions)	2011	2010
Assets
Current assets
Cash and cash equivalents	$193.1	$152.0
Receivables, net	1,079.6	849.7
Inventories, net	1,245.7	1,083.9
Deferred taxes and other current assets	196.0	220.1
Total current assets	2,714.4	2,305.7

Property, plant and equipment, net	2,217.0	2,048.2
Goodwill	2,320.2	2,105.3
Intangibles and other assets, net	531.4	468.5
Total Assets	$7,783.0	$6,927.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$320.0	$110.7
Accounts payable	854.0	700.3
Accrued employee costs	205.5	258.2
Other current liabilities	303.9	314.1
Total current liabilities	1,683.4	1,383.3

Long-term debt	3,197.3	2,701.6
Employee benefit obligations	980.8	963.3
Deferred taxes and other liabilities	239.2	221.4
Total liabilities	6,100.7	5,269.6

Contingencies

Shareholders’ equity (a)
Common stock (326,351,909 shares issued – 2011; 325,423,462 shares issued – 2010)	910.5	893.4
Retained earnings	2,909.2	2,829.8
Accumulated other comprehensive earnings (loss)	(9.4)	(82.1)
Treasury stock, at cost (157,632,211 shares – 2011; 153,265,070 shares – 2010)	(2,282.4)	(2,123.1)
Total Ball Corporation shareholders’ equity	1,527.9	1,518.0
Noncontrolling interests	154.4	140.1
Total shareholders’ equity	1,682.3	1,658.1
Total Liabilities and Shareholders’ Equity	$7,783.0	$6,927.7

(a)	Share amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Cash Flows from Operating Activities
Net earnings	$98.2	$79.4
Discontinued operations, net of tax	1.3	3.1
Adjustments to reconcile net earnings to net cash used in continuing operating activities:
Depreciation and amortization	73.6	62.7
Business consolidation and other activities, net of cash payments	10.9	(0.5)
Deferred taxes	4.3	(10.7)
Other, net	19.8	13.6
Changes in working capital components	(280.9)	(425.8)
Cash provided by (used in) continuing operating activities	(72.8)	(278.2)
Cash provided by (used in) discontinued operating activities	(1.6)	6.2
Total cash provided by (used in) operating activities	(74.4)	(272.0)

Cash Flows from Investing Activities
Additions to property, plant and equipment	(95.0)	(33.3)
Acquisition of business, net of cash acquired	(295.2)	−
Other, net	6.0	(11.3)
Cash provided by (used in) continuing investing activities	(384.2)	(44.6)
Cash provided by (used in) discontinued investing activities	–	(3.7)
Total cash provided by (used in) investing activities	(384.2)	(48.3)

Cash Flows from Financing Activities
Long-term borrowings	463.9	789.0
Repayments of long-term borrowings	(2.2)	(222.2)
Net change in short-term borrowings	196.2	66.7
Proceeds from issuances of common stock	13.7	9.7
Acquisitions of treasury stock	(164.3)	(129.4)
Common dividends	(11.7)	(9.2)
Other, net	2.4	(6.4)
Cash provided by (used in) financing activities	498.0	498.2

Effect of exchange rate changes on cash	1.7	2.9

Change in cash and cash equivalents	41.1	180.8
Cash and cash equivalents – beginning of period	152.0	210.6
Cash and cash equivalents – end of period	$193.1	$391.4

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 28, 2011, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 (annual report).

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

On January 26, 2011, the company’s board of directors declared a two-for-one split of Ball’s common stock for all shareholders of record on February 4, 2011. As a result of the two-for-one stock split effective February 15, 2011, all 2010 amounts related to shares, share prices and earnings per share have been retrospectively adjusted throughout this report.

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2010, the FASB issued additional guidance regarding fair value measurements, specifically requiring the disclosure of transfers in and out of Level 1 and 2 assets and liabilities (previously only required for those in Level 3) and more specific detailed disclosure of the activity in Level 3 fair value measurements (on a gross basis rather than a net basis). The new guidance also clarifies existing disclosure requirements regarding the level of disaggregation of asset and liability classes, as well as the valuation techniques and inputs used to measure fair value for Level 2 and Level 3 fair value measurements. The disclosure requirement for transfers in and out of Level 1 and 2 assets and liabilities was effective for Ball on January 1, 2010, and had no impact on the unaudited condensed consolidated financial statements. The reporting of Level 3 activity on a gross basis was effective for Ball as of January 1, 2011, and affects only the Level 3 pension plan assets, which do not represent a significant component of the total pension assets.

In April 2010, accounting guidance was issued to outline the criteria that should be met for determining when the milestone method of revenue recognition is appropriate in research or development transactions. The new guidance was effective as of January 1, 2011, and did not have a significant impact on Ball’s financial statements.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business Segment Information

Effective June 2010, with the announced sale of the company’s plastics packaging, Americas, business (discussed in Note 5), segment information was retrospectively adjusted. Ball’s operations are organized and reviewed by management along its product lines and presented in the following four reportable segments.

Metal beverage packaging, Americas and Asia:  Consists of the metal beverage packaging, Americas, operations in the U.S., Canada and Brazil (see Note 4), and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC). The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers, and also manufacture and sell non-beverage plastic containers in the PRC.

Metal beverage packaging, Europe:  Consists of operations in several countries in Europe, which manufacture and sell metal beverage containers, extruded aluminum aerosol containers and aluminum slugs.

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

The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s Annual Report on Form 10-K filed February 28, 2011. The company also has investments in companies in the U.S. and the PRC, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. The company’s investment in a Brazilian joint venture was previously accounted for using the equity method of accounting. However, during August 2010, Ball acquired an additional economic interest in the joint venture partner and the joint venture’s results are now consolidated.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net Sales
Metal beverage packaging, Americas & Asia	$1,032.3	$774.4
Metal beverage packaging, Europe	443.0	367.5
Metal food & household products packaging, Americas	344.7	285.4
Total packaging operations	1,820.0	1,427.3
Aerospace & technologies	191.2	165.0
Net sales	$2,011.2	$1,592.3

Net Earnings
Metal beverage packaging, Americas & Asia	$115.6	$74.0
Business consolidation activities	(10.9)	0.5
Total metal beverage packaging, Americas & Asia	104.7	74.5

Metal beverage packaging, Europe	53.1	35.0
Business consolidation and other activities	(2.6)	–
Total metal beverage packaging, Europe	50.5	35.0

Metal food & household products packaging, Americas	39.8	21.7

Total packaging operations	195.0	131.2

Aerospace & technologies	18.7	13.5

Segment earnings before interest and taxes	213.7	144.7

Undistributed corporate expenses, net	(19.7)	(12.1)
Earnings before interest and taxes	194.0	132.6
Interest expense	(46.5)	(33.9)
Tax provision	(48.0)	(20.9)
Equity in results of affiliates, net of tax	–	4.7
Net earnings from continuing operations	$99.5	$82.5

	April 3,	December 31,
($ in millions)	2011	2010

Total Assets
Metal beverage packaging, Americas & Asia	$3,114.5	$2,965.8
Metal beverage packaging, Europe	2,869.0	2,210.6
Metal food & household products packaging, Americas	1,249.0	1,184.3
Aerospace & technologies	292.7	280.9
Segment assets from continuing operations	7,525.2	6,641.6
Corporate assets, net of eliminations	257.8	286.1
Total assets	$7,783.0	$6,927.7

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Acquisitions

Aerocan S.A.S. (Aerocan)

In January 2011, the company acquired Aerocan for €221.7 million ($295.2 million) in cash and assumed debt, which is net of $26.2 million of cash acquired. Aerocan is a leading European manufacturer of extruded aluminum aerosol containers, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol container manufacturing plants – one each in the Czech Republic, France and the United Kingdom – and is a 51 percent owner of a consolidated joint venture aluminum slug plant in France. The four plants employ approximately 560 people. The acquisition of Aerocan allows Ball to enter a growing part of the metal packaging industry and to broaden the company’s market development efforts into a new customer base. The acquired operations have been included in the metal beverage packaging, Europe, segment since the acquisition date.

Management’s preliminary fair market valuation of acquired assets and liabilities is summarized below. The valuation was based on market and income approaches.

($ in millions)
Other assets and liabilities, net	$10.4
Property, plant and equipment	95.7
Goodwill	137.9
Other intangible assets	75.5
Deferred taxes	(17.4)
Noncontrolling interest	(6.9)
Net assets acquired	$295.2

Certain customer contracts, customer relationships and technology were identified as intangible assets by the company and assigned estimated useful lives between 5 and 12 years. The intangible assets are being amortized on a straight-line basis.

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

Cash	$69.3
Current assets	84.7
Property, plant and equipment	265.9
Goodwill	100.2
Intangible asset	52.8
Current liabilities	(53.2)
Long-term liabilities	(174.1)
Net assets acquired	$345.6

Noncontrolling interest	$(132.9)

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Acquisitions (continued)

The customer relationships were identified as an intangible asset by the company and assigned an estimated life of 13.4 years. The intangible asset is being amortized on a straight-line basis.

Neuman Aluminum (Neuman)

In July 2010, the company acquired Neuman for approximately $62 million in cash and became the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. Neuman operates two plants, one in the United States and one in Canada, that employ approximately 180 people. The acquisition of Neuman is not material to the metal food and household products packaging, Americas, segment, in which its results of operations have been included since the acquisition date.

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

5.	Dispositions

Plastics Packaging, Americas

In August 2010, the company completed the sale of its plastics packaging, Americas, business to Amcor Limited and received proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and subsequent closing adjustments of $21.3 million. The sale of Ball’s plastics packaging business included five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

The following table summarizes the operating results for the discontinued operations:

	Three Months Ended
($ in millions)	April 3, 2011		March 28, 2010

Net sales	$	−	$113.9

Earnings from operations	$	−	$(2.0)
Loss on sale of business		(0.8)	−
Loss on business consolidation activities		(1.3)	(2.9)
Tax benefit (provision)		0.8	1.8
Discontinued operations, net of tax		$(1.3)	$(3.1)

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Business Consolidation and Other Activities

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, beverage can manufacturing plant and relocate a 12-ounce can line from the Torrance plant to its Whitby, Ontario, plant. The company recorded a charge of $10.5 million in connection with these activities, of which $7.3 million represented severance, pension and other employee benefits; $2.3 million represented the impairment of the plant facility to its net realizable value and $0.9 million represented accelerated depreciation.

An additional $0.4 million of net charges were recorded in the first quarter of 2011, primarily for individually insignificant charges related to previously announced plant closures.

Metal Beverage Packaging, Europe

In connection with the acquisition of Aerocan discussed in Note 4, the company recorded a charge of $2.6 million for acquisition-related transaction costs, which were expensed as incurred.

2010

In the first quarter of 2010, earnings of $0.5 million were recorded for individually insignificant costs and gains related to previously announced plant closures.

Following is a summary of activity by segment related to business consolidation activities:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2010	$7.5	$9.5	$11.0	$28.0
Charges (gains) in continuing operations	10.9	−	−	10.9
Cash payments and other activity	(1.2)	(1.5)	(0.8)	(3.5)
Balance at April 3, 2011	$17.2	$8.0	$10.2	$35.4

The carrying value of fixed assets remaining for sale in connection with previous plant closures was approximately $22.0 million at April 3, 2011.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Receivables, Net

	April 3,	December 31,
($ in millions)	2011	2010

Trade accounts receivable, net	$987.6	$774.3
Other receivables	92.0	75.4
	$1,079.6	$849.7

Trade accounts receivable are shown net of allowances for doubtful accounts of $13.1 million at April 3, 2011, and $11.9 million at December 31, 2010.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations varying from a maximum of $125 million for settlement dates in January through April and a maximum of $175 million for settlement dates in the remaining months. At April 3, 2011, the amount of accounts receivable sold under the securitization program was $95.0 million. There were no accounts receivable sold under the securitization program at December 31, 2010.

8.	Inventories, Net

	April 3,	December 31,
($ in millions)	2011	2010

Raw materials and supplies	$462.2	$478.0
Work in process and finished goods	783.5	605.9
	$1,245.7	$1,083.9

9.	Property, Plant and Equipment, Net

	April 3,	December 31,
($ in millions)	2011	2010

Land	$99.8	$95.0
Buildings	892.3	848.7
Machinery and equipment	3,119.6	2,945.6
Construction in progress	279.9	237.8
	4,391.6	4,127.1
Accumulated depreciation	(2,174.6)	(2,078.9)
	$2,217.0	$2,048.2

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $68.0 million and $60.0 million for the three months ended April 3, 2011, and March 28, 2010, respectively.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

10.	Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2010	$739.4	$985.6	$380.3	$2,105.3
Business acquisition (Note 4)	–	137.9	–	137.9
Effects of foreign currency exchange rates	–	77.0	–	77.0
Balance at April 3, 2011	$739.4	$1,200.5	$380.3	$2,320.2

11.	Intangibles and Other Assets, Net

	April 3,	December 31,
($ in millions)	2011	2010

Intangible assets (net of accumulated amortization of $120.2 at April 3, 2011, and $113.5 at December 31, 2010)	$224.0	$149.1
Company and trust-owned life insurance (net of loans of $16.2 at April 3, 2011, and $10.3 at December 31, 2010)	141.3	131.1
Other (Note 17)	166.1	188.3
	$531.4	$468.5

Total amortization expense of intangible assets amounted to $5.6 million and $2.7 million for the three months ended April 3, 2011, and March 28, 2010, respectively.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Debt

Long-term debt consisted of the following:

	April 3, 2011		December 31, 2010
(in millions)	In Local Currency	In U.S. $	In Local Currency		In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0		$375.0	$375.0
6.625% Senior Notes, due March 2018	$450.0	450.0		$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0		$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0		$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0		$500.0	500.0
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated	$200.0	200.0		$200.0	200.0
Term B Loan, British sterling denominated	₤ 51.0	81.9	₤	51.0	78.9
Term C Loan, euro denominated	€100.0	141.7		€100.0	132.5
U.S. dollar multi-currency revolver borrowings	$75.0	75.0	$	−	−
Euro multi-currency revolver borrowings	€292.0	413.7	€	−	−
Latapack-Ball Notes Payable (at variable rates, due in October 2017)	$135.0	135.0		$135.0	135.0
Industrial Development Revenue Bonds
Floating rates due through 2015	$5.4	5.4		$5.4	5.4
Other (including discounts and premiums)	Various	33.2	Various		34.3
		3,235.9			2,736.1
Less: Current portion of long-term debt		(38.6)			(34.5)
		$3,197.3			$2,701.6

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as (1) a multi-currency, long-term revolving credit facility that provides the company with up to the U.S. dollar equivalent of $850 million and (2) a French multi-currency revolving credit facility that provides the company with up to the U.S. dollar equivalent of $150 million. The revolving credit facilities expire in December 2015. The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

At April 3, 2011, approximately $487 million was available under the company’s committed multi-currency revolving credit facilities, which are available until December 2015. The company’s PRC operations also had approximately $20 million available under a committed credit facility of approximately $52 million. In addition to the long-term committed credit facilities, the company had approximately $428 million of short-term uncommitted credit facilities available at the end of the quarter, of which $186.4 million was outstanding and due on demand, as well as approximately $30 million of available borrowings under its accounts receivable securitization program.

The company’s long-term debt is not carried in the company’s consolidated financial statements at fair value. The fair value of the long-term debt was estimated to be $3.32 billion at April 3, 2011, which approximated its carrying value of $3.24 billion. The fair value was $2.83 billion at December 31, 2010, which approximated its then carrying value of $2.74 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Debt (continued)

The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at April 3, 2011, and December 31, 2010, and has met all debt payment obligations.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements would not be material to investors. Unaudited condensed consolidating financial information for the company is presented in Exhibit 20 to this Form 10-Q.

13.	Employee Benefit Obligations

	April 3,	December 31,
($ in millions)	2011	2010

Total defined benefit pension liability	$562.8	$541.1
Less current portion	(24.3)	(23.4)
Long-term defined benefit pension liability	538.5	517.7
Retiree medical and other postemployment benefits	187.9	186.1
Deferred compensation plans	227.2	224.5
Other	27.2	35.0
	$980.8	$963.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	April 3, 2011			March 28, 2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.8	$2.0	$12.8	$11.1	$1.8	$12.9
Interest cost	14.4	7.6	22.0	14.2	7.5	21.7
Expected return on plan assets	(18.0)	(4.3)	(22.3)	(17.0)	(3.7)	(20.7)
Amortization of prior service cost	0.3	(0.1)	0.2	0.3	(0.1)	0.2
Recognized net actuarial loss	5.4	1.4	6.8	4.3	1.2	5.5
Curtailment loss (Note 6)	4.4	−	4.4	−	−	−
Subtotal	17.3	6.6	23.9	12.9	6.7	19.6
Multi-employer plans	0.4	−	0.4	0.4	–	0.4
Net periodic benefit cost	$17.7	$6.6	$24.3	$13.3	$6.7	$20.0

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $3.9 million in the first three months of 2011 ($3.2 million in 2010). The total contributions to these funded plans are expected to be approximately $30 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $6.4 million (€4.7 million) in the first three months of 2011 and are expected to be approximately $25 million (approximately €18 million) for the full year.

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

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (Net of Tax)	Effective Derivatives (Net of Tax)	Gain on Available for Sale Securities (Net of Tax)		Accumulated Other Comprehensive Earnings (Loss)

December 31, 2010	$123.1	$(287.8)	$72.4		$10.2	$(82.1)
Change	71.0	5.2	6.7		(10.2)	72.7
April 3, 2011	$194.1	$(282.6)	$79.1	$	−	$(9.4)

Comprehensive Earnings

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net earnings attributable to Ball Corporation	$91.3	$79.3
Foreign currency translation adjustment	71.0	(57.5)
Pension and other postretirement items, net of tax	5.2	2.7
Effect of derivative instruments, net of tax (a)	6.7	24.9
Gain on available for sale securities reclassified into earnings, net of tax	(10.2)	1.4
Comprehensive earnings attributable to Ball Corporation	$164.0	$50.8

(a)	Comprehensive earnings (loss) related to effective derivatives were as follows:

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Amounts reclassified into earnings (Note 17):
Commodity contracts	$(14.2)	$15.4
Interest rate and foreign currency contracts	(0.2)	1.7
Change in fair value of cash flow hedges:
Commodity contracts	15.3	22.8
Interest rate and foreign currency contracts	3.8	(1.2)
Foreign currency and tax impacts	2.0	(13.8)
	$6.7	$24.9

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the three months ended April 3, 2011, follows:

	Outstanding Options (a)		Nonvested Options (a)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	10,766,646	$21.39	3,918,684	$6.13
Granted	1,347,060	35.84	1,347,060	9.77
Vested			(914,584)	6.06
Exercised	(533,676)	17.12
Canceled/forfeited	(34,900)	23.22	(34,900)	5.99
End of period	11,545,130	23.27	4,316,260	7.28

Vested and exercisable, end of period	7,228,870	20.82
Reserved for future grants	6,444,430

(a)	Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The options granted in January 2011 included 679,310 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at April 3, 2011, was 6.6 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $145.0 million. The weighted average remaining contractual term for options vested and exercisable at April 3, 2011, was 5.6 years and the aggregate intrinsic value was $108.5 million.

The company received $8.6 million from options exercised during the three months ended April 3, 2011. The intrinsic value associated with these exercises was $10.0 million, and the associated tax benefit of $2.3 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

Based on the Black-Scholes option pricing model, options granted in January 2011 have an estimated weighted average fair value at the date of grant of $9.77 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

Expected dividend yield	0.78%
Expected stock price volatility	30.05%
Risk-free interest rate	1.97%
Expected life of options	5.0 years

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

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

15.   Stock-Based Compensation Programs (continued)

In January 2011 and 2010, the company’s board of directors granted 210,330 and 362,300 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of the first quarter of 2011 for either grant.

For the three months ended April 3, 2011, the company recognized in selling, general and administrative expenses pretax expense of $6.4 million ($3.9 million after tax) for share-based compensation arrangements. For the three months ended March 28, 2010, the company recognized pretax expense of $7.3 million ($4.4 million after tax) for such arrangements. At April 3, 2011, there was $56.7 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.7 years.

16.   Earnings and Dividends Per Share

	Three Months Ended
($ in millions, except per share amounts; shares in thousands)	April 3, 2011	March 28, 2010

Net earnings attributable to Ball Corporation	$91.3	$79.3

Basic weighted average common shares (a)	169,189	186,106
Effect of dilutive securities (a)	3,732	2,770
Weighted average shares applicable to diluted earnings per share (a)	172,921	188,876

Basic earnings per share (a)	$0.54	$0.42
Diluted earnings per share (a)	$0.53	$0.42

(a)	Amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,347,060 and 3,307,790 in the three months ended April 3, 2011, and March 28, 2010, respectively.

The company declared and paid dividends of $0.07 per share in the first quarter of 2011 and $0.05 per share in the first quarter of 2010.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management

In the ordinary course of business, Ball employs established risk management policies and procedures, which seek to reduce Ball’s exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

Commodity Price Risk

Aluminum

Ball manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect price fluctuations under our commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, Ball uses certain derivative instruments such as option and forward contracts as cash flow hedges of commodity price risk where there is not a pass-through arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $0.9 billion and $1.0 billion at April 3, 2011, and December 31, 2010, respectively. The aluminum contracts include derivative instruments that are undesignated and receive mark-to-market accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at April 3, 2011, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $76.4 million associated with these contracts. A net gain of $24.9 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting Ball to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel costs.

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at April 3, 2011, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed rate instruments.

At April 3, 2011, the company had outstanding interest rate swap agreements with notional amounts of $230 million paying fixed rates expiring within the next two years. An approximate $0.5 million net after-tax gain associated with these contracts is included in accumulated other comprehensive earnings at April 3, 2011, the majority of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Inflation Risk

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At April 3, 2011, the company had inflation options in Europe with notional amounts of $163 million. These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at April 3, 2011, was insignificant, and the option contracts expire at various times within the next three years.

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to protect foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the euro, British pound, Polish zloty, Chinese yuan, Hong Kong dollar, Brazilian real, Argentine peso, Canadian dollar, Serbian dinar and Czech koruna. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. At April 3, 2011, the company had outstanding foreign exchange contracts with notional amounts totaling $427 million. Approximately $2.2 million of net gain related to these contracts is included in accumulated other comprehensive earnings at April 3, 2011, of which $0.7 million of net gain is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at April 3, 2011, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to market using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an effect of $1.8 million on pretax earnings. During March 2011, the company entered into a total return swap to mitigate the company’s exposure to these mark-to-market fluctuations. The swap will be outstanding for a period of 12 months and has a notional value of one million shares. All gains and losses on the swap will be recorded in the consolidated income statement within the selling, general and administrative line item.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of April 3, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $19.9 million and no collateral was required to be posted. As of December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $26.3 million and no collateral was required to be posted. If the company’s public credit rating was downgraded, there would be a net increase of $0.3 million to our net cash collateral postings as of April 3, 2011.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value of Derivative Instruments as of April 3, 2011

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments		Total

Assets:
Commodity contracts	$51.8		$25.2	$77.0
Other derivative contracts	2.4		2.1	4.5
Total current derivative contracts	$54.2		$27.3	$81.5

Noncurrent commodity contracts	$54.5		$–	$54.5
Other noncurrent contracts	1.7		0.6	2.3
Total noncurrent derivative contracts	$56.2		$0.6	$56.8

Liabilities:
Commodity contracts	$13.7		$24.4	$38.1
Other derivative contracts	1.6		6.3	7.9
Total current derivative contracts	$15.3		$30.7	$46.0

Noncurrent commodity contracts	$0.1	$	−	$0.1
Other noncurrent contracts	0.5		–	0.5
Total noncurrent derivative contracts	$0.6	$	−	$0.6

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of December 31, 2010

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$59.9	$35.8	$95.7
Other derivative contracts	0.2	6.7	6.9
Total current derivative contracts	$60.1	$42.5	$102.6

Noncurrent commodity contracts	$47.3	$1.8	$49.1
Other noncurrent contracts	1.3	0.5	1.8
Total noncurrent derivative contracts	$48.6	$2.3	$50.9

Liabilities:
Commodity contracts	$12.9	$35.4	$48.3
Foreign currency contracts	1.4	7.7	9.1
Other derivative contracts	1.9	−	1.9
Total current derivative contracts	$16.2	$43.1	$59.3

Noncurrent commodity contracts	$0.3	$1.9	$2.2
Other noncurrent contracts	0.4	–	0.4
Total noncurrent derivative contracts	$0.7	$1.9	$2.6

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We do not obtain multiple quotes to determine the value for our financial instruments, as we value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company also does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of April 3, 2011, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The company’s investment in shares of DigitalGlobe was measured using Level 1 inputs at December 31, 2010, and amounted to $22.1 million. These shares were disposed of during March 2011. Additionally, net receivables related to the European scrap metal program totaling $18.1 million at April 3, 2011, and $11.7 million at December 31, 2010, were classified as Level 2 within the fair value hierarchy.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

17.	Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended
	April 3, 2011		March 28, 2010
($ in millions)	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) On Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge – Reclassified Amount From Other Comprehensive Earnings (Loss) – Gain (Loss)	Gain (Loss) On Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$14.2	$(0.1)	$(15.4)	$0.3
Interest rate contracts (b)	0.6	−	(1.4)	−
Inflation option contracts (c)	−	−	–	(0.1)
Foreign currency contracts (d)	(0.4)	(1.6)	(0.3)	1.8
Equity contracts (e)	–	0.9	−	−
Total	$14.4	$(0.8)	$(17.1)	$2.0

(a)
Gains and losses on commodity contracts are recorded in sales and cost of sales in the statement of earnings. Virtually all these amounts were passed through to our customers, resulting in no significant impact to earnings.

(b)	Gains and losses on interest contracts are recorded in interest expense in the statement of earnings.
(c)	Gains and losses on inflation options are recorded in cost of sales in the statement of earnings.
(d)
Gains and losses on foreign currency contracts to hedge sales of product are recorded in cost of sales. Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the statement of earnings.

(e)	Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the statement of earnings.

18.	Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety; and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may substantially exceed $500,000. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company does not believe that these lawsuits, claims and proceedings are material individually or in the aggregate. While management believes the company has established adequate accruals for expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on the liquidity, results of operations or financial condition of the company.

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Contingencies (continued)

As previously reported, in 2010 the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s former Baldwinsville, New York, plant and claims damages in the range of up to $5 million. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

As previously reported, the company investigated potential violations of the Foreign Corrupt Practices Act in Argentina, which came to our attention on or about October 15, 2007. Based on our investigations, we do not believe this matter involved senior management or management or other employees who have significant roles in internal control over financial reporting. The Department of Justice and the SEC were also made aware of this matter, on or about the same date. The Department of Justice informed us in 2009 that it had completed its investigation and would not bring charges. On or about March 23, 2011, the SEC issued an administrative order in respect of the settlement of this matter, including a $300,000 fine, which the company has paid, and the matter is now concluded.

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. In September 2009, the District Court granted Ball’s motion for summary judgment holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. Crown appealed to the U.S. Circuit Court of Appeals for the District of Columbia seeking to overturn the trial court’s decision. The appellate court reversed that decision by a two-to-one majority in April 2011. BMBCC has petitioned the appellate court for a rehearing of the case, and the appellate court is expected to issue its decision on this petition request within the next few months. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Ball Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

18.	Contingencies (continued)

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

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. Exhibit 20 to this Form 10-Q contains the condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented, because management has determined that such financial statements would not be material to investors.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company” or “we” or “our” in the following discussion and analysis.

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

We also purchase raw materials for our packaging operations from relatively few suppliers. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contracts and long-term relationships generally mitigate the risk of customer loss. We are also subject to exposure from inflation and the rising costs of raw materials, as well as other inputs into our direct costs. We reduce our risk to these exposures either by fixing our material costs through derivative contracts or by including provisions in our sales contracts to recover the increases from our customers.

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. Over the past few years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our operations. To better realign capacity, in January 2011 we announced that we will close our Torrance, California, plant and relocate a line from the Torrance plant to our Whitby, Ontario, plant.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. We will be placing additional emphasis on technology and innovation throughout our businesses during 2011 and beyond. These innovations include new shapes, sizes, opening features and other functional benefits. This ongoing packaging development activity helps us maintain and expand our supply positions with major beverage, food and household products customers.

While the North American metal beverage container manufacturing industry is relatively mature, the metal beverage container markets in other parts of the world are growing and are expected to continue to grow in the medium to long term. We have been able to capitalize on growth by adding a plant, as well as additional capacity, in our consolidated Brazilian joint venture and by increasing capacity in some of our European metal beverage container manufacturing facilities by speeding up certain lines and by expansion. In October 2010, we announced that we are expanding production of our lightweight Alumi-Tek® bottle in our Golden, Colorado, facility, and in January 2011, we announced that we will commence specialty can production in our Fort Worth, Texas, plant. In February 2011, we announced plans to construct a new metal beverage container manufacturing plant in northeast Brazil, which is one of the fastest growing regions of the country. The new plant will be located in Alagoinhas and is expected to start up in early 2012. The output from the first line has been contracted under a long-term agreement. We also announced in March 2011 that we entered into a joint venture agreement with Thai Beverage Can Limited to build a beverage container manufacturing plant in Vietnam. Additionally, we have begun construction of a new metal beverage container manufacturing plant in Qingdao, PRC, which is expected to be operational by the end of 2011.

We have also made several recent strategic acquisitions. In July 2010, we entered the aluminum slug market by acquiring a leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, aluminum collapsible tubes and technical impact extrusions. To further capitalize on this new product line, in January 2011, we completed the acquisition of a leading European supplier of aluminum aerosol cans and bottles and the aluminum slugs used to make them. Further details of recent acquisitions are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

Ball’s consolidated earnings are exposed to foreign exchange rate fluctuations and we attempt to mitigate this exposure through the use of derivative financial instruments, as discussed in Note 17 to the unaudited condensed consolidated financial statements within Item 1 of this report.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. The contract mix in the first quarter of 2011 consisted of approximately 58 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and approximately 35 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The backlog at April 3, 2011, of $1.0 billion consists of approximately 46 percent fixed price contracts, indicating a trend towards more fixed price business.

Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of aerospace and technologies total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net sales	$2,011.2	$1,592.3
Net earnings from continuing operations	99.5	82.5

The significant increase in first quarter 2011 sales compared to first quarter 2010 is primarily attributable to the June 2010 acquisition of a PRC joint venture, the July 2010 acquisition of a North American aluminum slug business, the August 2010 consolidation of our Brazilian joint venture, the January 2011 acquisition of a European extruded aluminum aerosol business, an increase in North American metal beverage container volumes and growth in the aerospace segment. The higher sales resulted in an increase in overall earnings.

Business Segment Discussions

Metal Beverage Packaging, Americas and Asia

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net sales	$1,032.3	$774.4

Segment earnings	$115.6	$74.0
Business consolidation activities (a)	(10.9)	0.5
Total segment earnings	$104.7	$74.5

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil (since August 2010) and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. Ball’s acquisition of the remaining 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC, (JFP) was completed in June 2010. In August 2010, we acquired an additional economic interest in our Brazilian joint venture (Latapack-Ball), and its results since the date of acquisition are consolidated and included in the metal beverage packaging, Americas, segment.

Segment sales in the first quarter of 2011, as compared to the same periods in the prior year, were $257.9 million higher, primarily due to $182 million from the consolidation of Latapack-Ball and other volume increases, primarily to carbonated soft drink customers. Also contributing to the increased sales were higher commodity input prices of $38 million and sales associated with the JFP acquisition.

Segment earnings in the first quarter of 2011 were $41.6 million higher than in the first quarter of 2010. The higher earnings were primarily due to $36 million for the aforementioned volume increase, including those from Latapack-Ball and JFP, as well as improved manufacturing performance.

Metal Beverage Packaging, Europe

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net sales	$443.0	$367.5

Segment earnings	$53.1	$35.0
Business consolidation and other activities (a)	(2.6)	−
Total segment earnings	$50.5	$35.0

(a)	Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers, extruded aluminum aerosol containers and aluminum slugs. Ball Packaging Europe has manufacturing plants located in Germany, the United Kingdom, France, the Netherlands, Poland, Serbia and the Czech Republic.

In January 2011, Ball acquired Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol cans and bottles, for €221.7 million ($295.2 million) in cash and assumed debt, which is net of $26.2 million of cash acquired. Aerocan manufactures extruded aluminum aerosol cans and bottles, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol can manufacturing plants – one each in the Czech Republic, France and the United Kingdom – and is a 51 percent owner of a joint venture aluminum slug plant in France. The four plants employ approximately 560 people. The acquisition of Aerocan will allow Ball to enter a growing part of the metal packaging industry and to broaden the company’s market development efforts into a new customer base.

Segment sales in the first quarter of 2011 increased $75.5 million compared to the same period in 2010 primarily due to approximately $40 million from higher volumes, as well as the Aerocan acquisition.

Segment earnings in the first quarter of 2011 increased $18.1 million compared to the first quarter of 2010 primarily due to $11 million from the higher volumes mentioned above, partially offset by higher inventory and other costs, as well as the earnings contribution from the Aerocan acquisition.

Metal Food and Household Products Packaging, Americas

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net sales	$344.7	$285.4
Segment earnings	39.8	21.7

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and, with the July 2010 acquisition of Neuman Aluminum, aluminum slugs.

Segment sales in the first quarter of 2011 increased $59.3 million compared to the same period in 2010 primarily due to the 2010 acquisition of Neuman Aluminum.

Segment earnings in the first quarter of 2011 increased $18.1 million compared to the first quarter of 2010, approximately half of which is due to inventory holding gains in 2011. Also contributing to higher earnings were the Neuman acquisition and improved sales mix.

Aerospace and Technologies

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net sales	$191.2	$165.0
Segment earnings	18.7	13.5

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used primarily in the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2011 increased $26.2 million compared to the same period in 2010 primarily due to the volume from recently awarded U.S. national defense contracts.

Segment earnings in the first quarter of 2011 increased $5.2 million compared to the first quarter of 2010 primarily due to improved performance on fixed-price contracts and earnings on the sales increase discussed above.

Contracted backlog in the aerospace and technologies segment was $1.0 billion at April 3, 2011, compared to $989 million at December 31, 2010. Comparisons of backlog are not necessarily indicative of the trend of future operations.

Discontinued Operations – Plastics Packaging, Americas

In August 2010, the company completed the sale of its plastics packaging, Americas, business to Amcor Limited and received proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and subsequent closing adjustments of $21.3 million. The sale of Ball’s plastics packaging business included five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

The following table summarizes the operating results for the discontinued operations:

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Net sales	$–	$113.9

Earnings from operations	$–	$(2.0)
Loss on sale of business	(0.8)	–
Loss on business consolidation activities	(1.3)	(2.9)
Tax benefit (provision)	0.8	1.8
Discontinued operations, net of tax	$(1.3)	$(3.1)

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation activities were based on estimates by management and were developed from available information. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $99.4 million in the first quarter of 2011 compared to $79.3 million for the first quarter of 2010. The increase in SG&A expenses in the first quarter of 2011 was primarily due to $8 million of higher employee compensation costs, including incentive compensation and mark-to-mark adjustments for the company’s deferred compensation stock plan, $5 million of SG&A related to the consolidation of Latapack-Ball’s results, and other higher costs that were individually insignificant.

Interest and Taxes

Consolidated interest expense was $46.5 million for the first quarter of 2011 compared to $33.9 million for the first quarter of 2010. The higher interest expense in 2011 was due to higher levels of debt, including the issuance of $500 million of senior notes in November 2010, the refinancing of the company’s bank credit facility in December 2010, the consolidation of Latapack-Ball and borrowings of approximately $300 million to finance the Aerocan acquisition.

The effective income tax rate for earnings from continuing operations was 32.5 percent for the first three months of 2011 compared to 21.2 percent for the same period in 2010. The lower effective tax rate for the first quarter of 2010 was primarily the result of a release of a tax reserve of $4 million and the accrual of a net $8 million tax benefit due to a change in the tax status of a foreign investment. The full-year effective income tax rate on continuing operations is expected to be approximately 32 percent in 2011.

Equity in Results of Affiliates

Equity in results of affiliates was insignificant in the first quarter of 2011 compared to $4.7 million in the first quarter of 2010. The decrease in 2011 was due to the August 2010 acquisition of an additional 10.1 percent economic interest in our Brazilian beverage packaging joint venture, Latapack-Ball, which increased our overall economic ownership interest to 60.1 percent and required the consolidation of the joint venture as of the acquisition date. The decrease was also due to our June 2010 acquisition of the remaining 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC, and the consolidation of its results since that time.

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

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Cash flows provided by (used in) operating activities (including discontinued operations)	$(74.4)	$(272.0)
Cash flows provided by (used in) investing activities (including discontinued operations)	(384.2)	(48.3)
Cash flows provided by (used in) financing activities	498.0	498.2

The cash flows used in operations for the three months ended March 28, 2010, included $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the adoption of new prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable, resulting in a $250 million working capital outflow from operating activities in the statement of cash flows.

Excluding the $250 million impact from the change in accounting discussed above, cash flows used in operations were $74.4 million in the first quarter of 2011 compared to $22.0 million in the first quarter of 2010. The change was due to normal seasonal working capital requirements. We expect 2011 capital expenditures for property, plant and equipment to be approximately $500 million, of which approximately $160 million was contractually committed to as of April 3, 2011. The capital expenditures will be funded by cash flows from operations.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $30 million in 2011. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $25 million for the full year.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until December 2015, the company’s liquidity is expected to meet its ongoing operating cash flow and debt service requirements. Interest-bearing debt of $3.5 billion at April 3, 2011, was higher than the amount outstanding at December 31, 2010, of $2.8 billion. The increase in debt included approximately $300 million of long-term borrowings under our multi-currency revolver for the Aerocan acquisition, as well as higher borrowings for normal seasonal requirements.

At April 3, 2011, approximately $487 million was available under the company’s committed multi-currency revolving credit facilities. The company’s PRC operations also had approximately $20 million available under a committed credit facility of approximately $52 million. In addition to the long-term committed credit facilities, the company had $428 million of short-term uncommitted credit facilities available at April 3, 2011, of which $186.4 million was outstanding and due on demand.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations varying from a maximum of $125 million for settlement dates in January through April and a maximum of $175 million for settlement dates in the remaining months. At April 3, 2011, the amount of accounts receivable sold under the securitization program was $95.0 million, and there was approximately $30 million of available borrowings.

The U.S. note agreements, bank credit agreement and industrial development revenue bond agreements contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at April 3, 2011, and December 31, 2010, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Notes 12 and 7, respectively, accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

Share Repurchases

Our share repurchases, net of issuances, totaled $150.6 million in the first quarter of 2011 compared to $119.7 million in the first quarter of 2010. We purchased an additional $36.8 million of common stock between April 4, 2011, and May 6, 2011. For the full year of 2011 we expect to repurchase at least $300 million of our common shares, net of issuances, compared to $506.7 million in 2010.

Management Performance Measures

The following financial measurements are on a non-U.S. GAAP basis and should be considered in connection with the unaudited condensed consolidated financial statements within Item 1 of this report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 1 of this report.

Management internally uses adjusted earnings before interest and taxes (adjusted EBIT), adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) and adjusted net earnings to evaluate the company’s performance and to evaluate strategic investments. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. EBIT, EBITDA and net earnings are typically derived directly from the company’s statements of earnings; however, they may be adjusted for items that affect comparability between periods.

Based on the above definitions, our calculation of adjusted EBIT is summarized below:

	Three Months Ended
($ in millions)	April 3, 2011	March 28, 2010

Earnings before taxes, as reported	$147.5	$98.7
Add interest expense	46.5	33.9
Earnings before interest and taxes (EBIT)	194.0	132.6
Business consolidation activities	13.5	(0.5)
Adjusted EBIT	$207.5	$132.1

Our calculation of adjusted net earnings is summarized below:

	Three Months Ended
($ in millions, except per share amounts)	April 3, 2011	March 28, 2010

Net earnings attributable to Ball Corporation, as reported	$91.3	$79.3
Discontinued operations, net of tax	1.3	3.1
Business consolidation activities, net of tax	8.4	(0.3)
Adjusted net earnings (Comparable Earnings)	$101.0	$82.1

Per diluted share from continuing operations, as reported (a)	$0.54	$0.44
Per diluted share, as adjusted (a)	0.58	0.43

(a)	Amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Our calculations of adjusted EBITDA, the adjusted EBIT to interest ratio and the net debt to adjusted EBITDA ratio for the 12 months ended April 3, 2011, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$565.6
Add interest expense	170.8
Add tax provision	202.9
Equity in results of affiliates	(113.3)
Earnings before interest and taxes (EBIT)	826.0
Add business consolidation and other activities	3.0
Adjusted EBIT	829.0
Add depreciation and amortization	276.4
Adjusted EBITDA	$1,105.4

Interest expense, excluding debt refinancing costs of $8.8 million	$(162.0)

Total debt at April 3, 2011	$3,517.3
Less cash	(193.1)
Net debt	$3,324.2

Adjusted EBIT/Interest coverage	5.1	x
Net debt/Adjusted EBITDA	3.0	x

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2010 annual report filed on February 28, 2011, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

As permitted by SEC guidance, management has excluded the operations of Latapack-Ball Embalagens Ltda. (consolidated by the company as of August 2010), Guangdong Jianlibao Group Co., Ltd (consolidated by the company as of June 2010), and Neuman Aluminum (acquired by the company in July 2010) from its 2010 assessment of internal control over financial reporting. (Additional details regarding the acquisitions are available in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.) The acquired operations had combined assets and combined net sales representing 9 percent and 3 percent, respectively, of the related unaudited condensed consolidated financial statement amounts as of and for the year ended December 31, 2010. The controls for the 2010 acquisitions will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2011.

Management has excluded the operations of Aerocan S.A.S. (acquired by the company in January 2011) from its assessment of internal control over financial reporting. The controls for Aerocan S.A.S. will be evaluated for inclusion in management’s assessment of internal control over financial reporting in 2012.

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the recent global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of other restrictive packaging legislation, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; international business and market risks, such as political instability, sanctions and the devaluation or revaluation of certain currencies; international business risks (including foreign exchange rates) in Europe and particularly in developing countries such as the PRC and Brazil; changes in the foreign exchange rates of the U.S. dollar against the euro, British pound, Polish zloty, Serbian dinar, Hong Kong dollar, Canadian dollar, Chinese yuan, Brazilian real, Argentine peso and Czech koruna, and in the foreign exchange rate of the euro against the British pound, Polish zloty, Serbian dinar and Czech koruna; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent disposition of our plastics business and the recent Aerocan S.A.S. acquisition; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; and loss contingencies related to income and other tax matters, including those arising from audits performed by U.S. and foreign tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended April 3, 2011, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.	Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.	Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended April 3, 2011.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to February 6, 2011	3,704,176		$35.20	3,704,176	19,188,436
February 7 to March 6, 2011	437,342		$36.66	437,342	18,751,094
March 7 to April 3, 2011	515,126		$34.66	515,126	18,235,968
Total	4,656,644	(a)	$35.27	4,656,644

(a)	Includes open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.
(b)
The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 26, 2011, the Board authorized the repurchase by the company of up to a total of 20 million shares. This repurchase authorization also replaced all previous authorizations.

Item 3.	Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended April 3, 2011.

Item 4.	(Reserved)

Item 5.	Other Information

There were no events required to be reported under Item 5 for the quarter ended April 3, 2011.

Item 6.       Exhibits

20	Unaudited condensed consolidating guarantor financial statements.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, President and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

32.1
Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by John A. Hayes, President and Chief Executive Officer of Ball Corporation.

32.2
Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

99	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

101
The following materials from the company’s quarterly report on Form 10-Q for the quarter ended April 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 10, 2011

Ball Corporation and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
April 3, 2011

EXHIBIT INDEX

Description	Exhibit

Unaudited condensed consolidating guarantor financial statements (Filed herewith.)	EX-20

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, President and Chief Executive Officer of Ball Corporation (Filed herewith.)	EX-31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31.2

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by John A. Hayes, President and Chief Executive Officer of Ball Corporation (Furnished herewith.)
EX-32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Furnished herewith.)
EX-32.2

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended (Filed herewith.)	EX-99

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended April 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (Furnished herewith.)
EX-101