Form 10-Q
period 2011-07-03
BALL CORP
filed 2011-08-09
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2011
Common Stock, without par value	163,551,761 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended July 3, 2011

PART I.                FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended		Six months ended
($ in millions, except per share amounts)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$2,309.7	$2,007.5	$4,320.9	$3,599.8

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,885.5)	(1,643.1)	(3,516.2)	(2,961.3)
Depreciation and amortization	(74.1)	(62.4)	(147.7)	(125.1)
Selling, general and administrative	(93.1)	(77.6)	(192.5)	(156.9)
Business consolidation and other activities	(2.9)	(2.3)	(16.4)	(1.8)
	(2,055.6)	(1,785.4)	(3,872.8)	(3,245.1)

Earnings before interest and taxes	254.1	222.1	448.1	354.7

Interest expense	(45.2)	(36.6)	(91.7)	(70.5)
Debt refinancing costs	—	(8.1)	—	(8.1)
Total interest expense	(45.2)	(44.7)	(91.7)	(78.6)
Earnings before taxes	208.9	177.4	356.4	276.1
Tax provision	(64.6)	(60.8)	(112.6)	(81.7)
Equity in results of affiliates, net of tax	1.1	28.0	1.1	32.7
Net earnings from continuing operations	145.4	144.6	244.9	227.1
Discontinued operations, net of tax	(0.3)	(75.6)	(1.6)	(78.7)

Net earnings	145.1	69.0	243.3	148.4
Less net earnings attributable to noncontrolling interests	(2.0)	—	(8.9)	(0.1)

Net earnings attributable to Ball Corporation	$143.1	$69.0	$234.4	$148.3

Amounts attributable to Ball Corporation:
Continuing operations	$143.4	$144.6	$236.0	$227.0
Discontinued operations	(0.3)	(75.6)	(1.6)	(78.7)
Net earnings	$143.1	$69.0	$234.4	$148.3

Earnings per share (a):
Basic - continuing operations	$0.86	$0.78	$1.40	$1.23
Basic - discontinued operations	—	(0.41)	(0.01)	(0.43)
Total basic earnings per share	$0.86	$0.37	$1.39	$0.80

Diluted - continuing operations	$0.84	$0.77	$1.38	$1.21
Diluted - discontinued operations	—	(0.40)	(0.01)	(0.42)
Total diluted earnings per share	$0.84	$0.37	$1.37	$0.79

(a)       Earnings per share amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	December 31,
($ in millions)	2011	2010

Assets
Current assets
Cash and cash equivalents	$144.8	$152.0
Receivables, net	1,215.1	849.7
Inventories, net	1,196.7	1,083.9
Deferred taxes and other current assets	168.0	220.1
Total current assets	2,724.6	2,305.7

Property, plant and equipment, net	2,263.0	2,048.2
Goodwill	2,372.0	2,105.3
Intangibles and other assets, net	490.8	468.5
Total assets	$7,850.4	$6,927.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$349.5	$110.7
Accounts payable	868.7	700.3
Accrued employee costs	225.3	258.2
Other current liabilities	308.3	314.1
Total current liabilities	1,751.8	1,383.3

Long-term debt	3,124.9	2,701.6
Employee benefit obligations	1,007.1	963.3
Deferred taxes and other liabilities	231.8	221.4
Total liabilities	6,115.6	5,269.6

Contingencies

Shareholders’ equity (a)
Common stock (326,613,079 shares issued - 2011; 325,423,462 shares issued - 2010)	922.1	893.4
Retained earnings	3,040.4	2,829.8
Accumulated other comprehensive earnings (loss)	(6.0)	(82.1)
Treasury stock, at cost (160,166,877 shares - 2011; 153,265,070 shares - 2010)	(2,377.1)	(2,123.1)
Total Ball Corporation shareholders’ equity	1,579.4	1,518.0
Noncontrolling interests	155.4	140.1
Total shareholders’ equity	1,734.8	1,658.1
Total liabilities and shareholders’ equity	$7,850.4	$6,927.7

(a)       Share amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
($ in millions)	July 3, 2011	June 27, 2010

Cash Flows From Operating Activities:
Net earnings	$243.3	$148.4
Discontinued operations, net of tax	1.6	78.7
Adjustments to reconcile net earnings to net cash used in continuing operating activities:
Depreciation and amortization	147.7	125.1
Deferred taxes	14.0	(11.4)
Other, net	65.4	21.9
Changes in working capital components	(308.9)	(353.9)
Cash provided by (used in) continuing operating activities	163.1	8.8
Cash provided by (used in) discontinued operating activities	(1.9)	21.9
Total cash provided by (used in) operating activities	161.2	30.7

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(213.5)	(69.1)
Business acquisition	(295.2)	—
Acquisition of equity affiliate	—	(89.2)
Other, net	(0.6)	(10.2)
Cash provided by (used in) continuing investing activities	(509.3)	(168.5)
Cash provided by (used in) discontinued investing activities	—	(7.4)
Total cash provided by (used in) investing activities	(509.3)	(175.9)

Cash Flows From Financing Activities:
Long-term borrowings	537.5	1,077.4
Repayments of long-term borrowings	(141.7)	(977.7)
Net change in short-term borrowings	204.5	81.0
Proceeds from issuances of common stock	22.8	21.8
Acquisitions of treasury stock	(263.9)	(162.9)
Common dividends	(23.3)	(18.3)
Other, net	3.8	(9.3)
Cash provided by (used in) financing activities	339.7	12.0

Effect of exchange rate changes on cash	1.2	(2.4)

Change in cash and cash equivalents	(7.2)	(135.6)
Cash and cash equivalents - beginning of period	152.0	210.6
Cash and cash equivalents - end of period	$144.8	$75.0

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

Certain prior period amounts have been reclassified in order to conform to the current period presentation. On January 26, 2011, the company’s board of directors declared a two-for-one split of Ball’s common stock, which was effective on February 15, 2011, for all shareholders of record on February 4, 2011. As a result of the stock split, all 2010 amounts related to shares, share prices and earnings per share have been retrospectively adjusted throughout this report.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

2.              Accounting Pronouncements (continued)

New Accounting Guidance

In June 2011, accounting guidance was issued requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive earnings or in two separate but consecutive statements. The guidance also requires the company to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive earnings to net earnings. Ball has historically presented comprehensive earnings within the statement of changes in shareholders’ equity and is evaluating which acceptable method of presentation included in the guidance it will adopt once the statement becomes effective for the company on January 1, 2012.

In May 2011, amendments to existing accounting guidance were issued that result in a more consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. GAAP and IFRS. The amendments in the new guidance provide explanations on how to measure fair value but do not require additional fair value measurements. The new fair value guidance will be effective for Ball as of January 1, 2012, and is not expected to have a material effect on the company’s financial statements or disclosures.

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

Aerospace and technologies:  Consists of the manufacture and sale of aerospace and other related products and the providing of services used in the defense, civil space and commercial space industries.

The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report. The company also has investments in companies in the U.S. and the PRC, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. The company’s investment in a Brazilian joint venture was previously accounted for using the equity method of accounting. However, during August 2010, Ball acquired an additional economic interest in the joint venture partner and its results are now consolidated.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net Sales
Metal beverage packaging, Americas & Asia	$1,164.1	$1,036.0	$2,196.4	$1,810.4
Metal beverage packaging, Europe	607.9	479.3	1,050.9	846.8
Metal food & household products packaging, Americas	345.7	312.0	690.4	597.4
Aerospace & technologies	199.9	180.2	391.1	345.2
Corporate and intercompany eliminations	(7.9)	—	(7.9)	—
Net sales	$2,309.7	$2,007.5	$4,320.9	$3,599.8

Net Earnings
Metal beverage packaging, Americas & Asia	$126.1	$114.5	$241.7	$188.5
Business consolidation activities	(2.5)	0.8	(13.4)	1.3
Total metal beverage packaging,
Americas & Asia	123.6	115.3	228.3	189.8

Metal beverage packaging, Europe	84.7	72.5	137.8	107.5
Business consolidation activities	(0.3)	—	(2.9)	—
Total metal beverage packaging, Europe	84.4	72.5	134.9	107.5

Metal food & household products packaging, Americas	41.3	33.4	81.1	55.1

Aerospace & technologies	21.7	18.6	40.4	32.1

Segment earnings before interest and taxes	271.0	239.8	484.7	384.5

Undistributed corporate expenses and intercompany eliminations, net	(16.8)	(14.6)	(36.5)	(26.7)
Business consolidation and other activities	(0.1)	(3.1)	(0.1)	(3.1)
Total undistributed corporate expenses, net	(16.9)	(17.7)	(36.6)	(29.8)

Earnings before interest and taxes	254.1	222.1	448.1	354.7
Interest expense	(45.2)	(44.7)	(91.7)	(78.6)
Tax provision	(64.6)	(60.8)	(112.6)	(81.7)
Equity in results of affiliates, net of tax	1.1	28.0	1.1	32.7
Net earnings from continuing operations	145.4	144.6	244.9	227.1
Discontinued operations, net of tax	(0.3)	(75.6)	(1.6)	(78.7)
Net earnings from continuing operations	145.1	69.0	243.3	148.4
Less net earnings attributable to noncontrolling interests	(2.0)	—	(8.9)	(0.1)
Net earnings attributable to Ball Corporation	$143.1	$69.0	$234.4	$148.3

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	July 3,	December 31,
($ in millions)	2011	2010

Total Assets
Metal beverage packaging, Americas & Asia	$3,138.7	$2,965.8
Metal beverage packaging, Europe	2,926.7	2,210.6
Metal food & household products packaging, Americas	1,245.7	1,184.3
Aerospace & technologies	285.6	280.9
Segment assets	7,596.7	6,641.6
Corporate assets, net of eliminations	253.7	286.1
Total assets	$7,850.4	$6,927.7

4.              Acquisitions

Aerocan S.A.S. (Aerocan)

In January 2011, the company acquired Aerocan for €221.7 million ($295.2 million) in cash and assumed debt, net of $26.2 million of cash acquired. Aerocan is a leading European manufacturer of extruded aluminum aerosol containers, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol container manufacturing plants — one each in the Czech Republic, France and the United Kingdom — and is a 51 percent owner of a joint venture aluminum slug plant in France. The four plants employ approximately 560 people. The acquisition of Aerocan allows Ball to enter a growing part of the metal packaging industry and to broaden the company’s market development efforts into a new customer base. The acquired operations have been included in the metal beverage packaging, Europe, segment since the acquisition date.

Management’s preliminary fair market valuation of acquired assets and liabilities is summarized below. The preliminary valuation was based on market and income approaches.

($ in millions)
Other assets and liabilities, net	$8.3
Property, plant and equipment	95.8
Goodwill	157.7
Other intangible assets	53.9
Deferred taxes	(14.5)
Noncontrolling interest	(6.0)
Net assets acquired	$295.2

Certain customer contracts, customer relationships, developed technology and assembled workforce were identified as intangible assets by the company and assigned estimated useful lives between 5 and 12 years. The intangible assets are being amortized on a straight-line basis.

Latapack-Ball Embalagens, Ltda. (Latapack-Ball)

In August 2010, the company paid $46.2 million to acquire an additional 10.1 percent economic interest in its Brazilian beverage packaging joint venture, Latapack-Ball, through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and expands and strengthens Ball’s presence in the growing Brazilian market. As a result of the transaction, Latapack-Ball became a variable interest entity (VIE) under consolidation accounting guidelines with Ball being identified as the primary beneficiary of the VIE and consolidating the joint venture. Latapack-Ball operates two metal beverage can manufacturing plants in Tres Rios, Rio de Janeiro; and Jacarei, Sao Paulo; as well as a can end manufacturing plant in Simoes Filho (Salvador), Bahia. Latapack-Ball has been included in the metal beverage packaging, Americas and Asia, reporting segment.

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

Neuman Aluminum (Neuman)

In July 2010, the company acquired Neuman for approximately $62 million in cash and became the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, collapsible tubes and technical impact extrusions. Neuman operates two plants, one in the United States and one in Canada, that employ approximately 180 people. The acquisition of Neuman is not material to the metal food and household products packaging, Americas, segment, in which its results of operations have been included since the acquisition date.

Guangdong Jianlibao Group Co., Ltd (Jianlibao)

In June 2010, the company acquired Jianlibao’s 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC, for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement. The company recorded equity earnings of $22.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s equity investment as a result of the required purchase accounting. The acquisition of the remaining interest is not material to the metal beverage packaging, Americas and Asia, segment.

5.              Dispositions

Plastics Packaging, Americas

In August 2010, the company completed the sale of its plastics packaging, Americas, business to Amcor Limited and received gross proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and is net of post-closing adjustments of $21.3 million. The sale of Ball’s plastics packaging business included five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

5.              Dispositions (continued)

The following tables summarize the operating results for the discontinued operations:

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$—	$149.3	$—	$263.2

Earnings from operations	$—	$3.4	$—	$1.4
Impairment loss	—	(107.1)	—	(107.1)
Loss on sale of business	—	—	(0.8)	—
Business consolidation activities	(0.5)	(4.4)	(1.8)	(7.3)
Tax benefit	0.2	32.5	1.0	34.3
Discontinued operations, net of tax	$(0.3)	$(75.6)	$(1.6)	$(78.7)

6.              Business Consolidation Activities

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, beverage can manufacturing plant; relocate a 12-ounce can line from the Torrance plant to its Whitby, Ontario, plant; and expand specialty can production in its Fort Worth, Texas, plant. The company recorded charges of $10.5 million and $2.2 million during the first and second quarters of 2011, respectively, in connection with these activities. Of the total $12.7 million recorded in the first six months, $8.5 million represented severance, pension and other employee benefits; $2.3 million represented the impairment of the plant facility to its net realizable value and $1.9 million represented accelerated depreciation.

An additional $0.7 million of net charges were recorded in the first six months of 2011, primarily to reflect individually insignificant charges related to previously announced plant closures.

Metal Beverage Packaging, Europe

In connection with the acquisition of Aerocan discussed in Note 4, the company recorded charges totaling $2.9 million for transaction costs, which are required to be expensed as incurred.

2010

The second quarter of 2010 included a charge of $3.1 million to establish a reserve associated with an environmental matter at a previously owned facility. Earnings of $0.5 million and $0.8 million were recorded in the first and second quarters, respectively, to reflect individually insignificant costs and gains related to previously announced plant closures.

Following is a summary of activity by segment related to business consolidation activities:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2010	$7.5	$9.5	$11.0	$28.0
Charges (gains) in continuing operations	13.4	—	—	13.4
Cash payments and other activity	(12.6)	(3.8)	(0.8)	(17.2)
Balance at July 3, 2011	$8.3	$5.7	$10.2	$24.2

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

6.              Business Consolidation Activities (continued)

The carrying value of fixed assets remaining for sale in connection with plant closures was approximately $17.4 million at July 3, 2011.

7.              Receivables

	July 3,	December 31,
($ in millions)	2011	2010

Trade accounts receivable, net	$1,134.4	$774.3
Other receivables	80.7	75.4
	$1,215.1	$849.7

Trade accounts receivable are shown net of an allowance for doubtful accounts of $14.1 million at July 3, 2011, and $11.9 million at December 31, 2010.

8.              Inventories

	July 3,	December 31,
($ in millions)	2011	2010

Raw materials and supplies	$440.5	$478.0
Work in process and finished goods	756.2	605.9
	$1,196.7	$1,083.9

9.              Property, Plant and Equipment

	July 3,	December 31,
($ in millions)	2011	2010

Land	$101.5	$95.0
Buildings	907.2	848.7
Machinery and equipment	3,211.7	2,945.6
Construction in progress	287.0	237.8
	4,507.4	4,127.1
Accumulated depreciation	(2,244.4)	(2,078.9)
	$2,263.0	$2,048.2

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $69.0 million and $137.0 million for the three and six months ended July 3, 2011, respectively, and $59.7 million and $119.7 million for the comparable periods in 2010, respectively.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

10.       Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2010	$739.4	$985.6	$380.3	$2,105.3
Business acquisition	—	157.7	—	157.7
Effects of foreign currency transactions	—	109.0	—	109.0
Balance at July 3, 2011	$739.4	$1,252.3	$380.3	$2,372.0

11.       Intangibles and Other Assets

	July 3,	December 31,
($ in millions)	2011	2010

Intangible assets (net of accumulated amortization of $127.1 at July 3, 2011, and $113.5 at December 31, 2010)	$197.6	$149.1
Net cash surrender value of company and trust-owned life insurance	151.5	131.1
Other	141.7	188.3
	$490.8	$468.5

Total amortization expense of intangible assets amounted to $5.1 million and $10.7 million for the three and six months ended July 3, 2011, respectively, and $2.7 million and $5.4 million for the comparable periods in 2010, respectively.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

12.       Debt

Long-term debt consisted of the following:

	July 3, 2011		December 31, 2010
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
6.625% Senior Notes, due March 2018	$450.0	450.0	$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated	$200.0	200.0	$200.0	200.0
Term B Loan, British sterling denominated	£51.0	82.0	£51.0	78.9
Term C Loan, euro denominated	€100.0	145.3	€100.0	132.5
Euro multi-currency revolver borrowings	€292.0	424.2	€—	—
Latapack-Ball Notes Payable (at variable rates, due in October 2017)	$135.0	135.0	$135.0	135.0
Industrial Development Revenue Bonds
Floating rates due through 2011	$5.4	5.4	$5.4	5.4
Other (including discounts and premiums)	Various	43.3	Various	34.3
		3,185.2		2,736.1
Less: Current portion of long-term debt		(60.3)		(34.5)
		$3,124.9		$2,701.6

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

At July 3, 2011, taking into account outstanding letters of credit, approximately $553 million was available under the company’s committed multi-currency revolving credit facilities, which are available until December 2015. In addition to the long-term committed credit facilities, the company had approximately $465 million of short-term uncommitted credit facilities available at the end of the quarter, of which $174.2 million was outstanding and due on demand.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations varying from a maximum of $125 million for settlement dates in January through April to a maximum of $175 million for settlement dates in the remaining months. At July 3, 2011, the amount of accounts receivable sold under the securitization program was $115 million. There were no accounts receivable sold under the securitization program at December 31, 2010.

On August 1, 2011, the company entered into a replacement accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under the new agreement can vary between $150 million and $275 million depending on the seasonality of the company’s business.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

12.       Debt (continued)

The fair value of the long-term debt at July 3, 2011, and at December 31, 2010, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

On March 22, 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On April 21, 2010, the company redeemed $509 million of its 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption resulted in a charge of $8.1 million for the call premium and the write off of unamortized financing costs and unamortized premiums. The charge is included as a component of interest expense in the consolidated financial statements.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. The unaudited condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Exhibit 20 to this Form 10-Q. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

The U.S. note agreements, bank credit agreement, industrial development revenue bond agreements and the new accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at July 3, 2011, and December 31, 2010, and has met all debt payment obligations.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

13.       Employee Benefit Obligations

	July 3,	December 31,
($ in millions)	2011	2010

Total defined benefit pension liability	$572.3	$541.1
Less current portion	(24.9)	(23.4)
Long-term defined benefit pension liability	547.4	517.7
Retiree medical and other postemployment benefits	190.9	186.1
Deferred compensation plans	236.6	224.5
Other	32.2	35.0
	$1,007.1	$963.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three months ended
	July 3, 2011			June 27, 2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.8	$2.0	$12.8	$11.1	$1.8	$12.9
Interest cost	14.4	8.0	22.4	14.1	7.2	21.3
Expected return on plan assets	(18.0)	(4.4)	(22.4)	(17.0)	(3.7)	(20.7)
Amortization of prior service cost	0.3	(0.1)	0.2	0.4	(0.1)	0.3
Recognized net actuarial loss	5.3	1.5	6.8	4.3	1.2	5.5
Subtotal	12.8	7.0	19.8	12.9	6.4	19.3
Multi-employer plans	0.4	—	0.4	0.4	—	0.4
Net periodic benefit cost	$13.2	$7.0	$20.2	$13.3	$6.4	$19.7

	Six months ended
	July 3, 2011			June 27, 2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$21.6	$4.0	$25.6	$22.2	$3.6	$25.8
Interest cost	28.8	15.6	44.4	28.3	14.7	43.0
Expected return on plan assets	(36.0)	(8.7)	(44.7)	(34.0)	(7.4)	(41.4)
Amortization of prior service cost	0.6	(0.2)	0.4	0.7	(0.2)	0.5
Recognized net actuarial loss	10.7	2.9	13.6	8.6	2.4	11.0
Curtailment loss	4.4	—	4.4	—	—	—
Subtotal	30.1	13.6	43.7	25.8	13.1	38.9
Multi-employer plans	0.8	—	0.8	0.8	—	0.8
Net periodic benefit cost	$30.9	$13.6	$44.5	$26.6	$13.1	$39.7

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $8.9 million in the first six months of 2011 ($7.9 million in 2010). The total contributions to these funded plans are expected to be approximately $30 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $12.6 million (€9.0 million) in the first six months of 2011 and are expected to be approximately $25 million (approximately €18 million) for the full year.

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

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (Net of Tax)	Effective Derivatives (Net of Tax)	Gain on Available for Sale Securities (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2010	$123.1	$(287.8)	$72.4	$10.2	$(82.1)
Change	103.7	9.5	(26.9)	(10.2)	76.1
July 3, 2011	$226.8	$(278.3)	$45.5	$—	$(6.0)

Comprehensive Earnings

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net earnings attributable to Ball Corporation	$143.1	$69.0	$234.4	$148.3
Foreign currency translation adjustment	32.7	(80.9)	103.7	(138.4)
Pension and other postretirement items, net of tax	4.3	4.1	9.5	6.8
Effect of derivative instruments, net of tax (a)	(33.6)	(23.6)	(26.9)	1.3
Gain on available for sale securities, net of tax	—	—	(10.2)	1.4
Comprehensive earnings attributable to Ball Corporation	$146.5	$(31.4)	$310.5	$19.4

(a)       The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Amounts reclassified into earnings (Note 17):
Commodity contracts	$(19.8)	$(2.9)	$(34.0)	$12.5
Interest rate and foreign currency contracts	(0.8)	1.6	(1.0)	3.3
Change in fair value of cash flow hedges:
Commodity contracts	(36.8)	(22.6)	(21.5)	0.2
Interest rate and foreign currency contracts	4.9	(5.8)	8.7	(7.0)
Foreign currency and tax impacts	18.9	6.1	20.9	(7.7)
	$(33.6)	$(23.6)	$(26.9)	$1.3

On August 2, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common shares using cash on hand and available borrowings. The company advanced the $125 million on August 5, 2011, and received 3.1 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing share price. The final number of shares will be determined before the end of 2011 based on the volume-weighted average trading price of the company’s shares over an agreed upon period of time.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

15.       Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the six months ended July 3, 2011, follows:

	Outstanding Options (a)		Nonvested Options (a)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	10,766,646	$21.39	3,918,684	$6.13
Granted	1,367,460	35.85	1,367,460	9.78
Vested			(1,539,558)	6.04
Exercised	(792,228)	17.51
Canceled/forfeited	(37,700)	23.36	(37,700)	6.03
End of period	11,304,178	23.40	3,708,886	7.51

Vested and exercisable, end of period	7,595,292	21.24
Reserved for future grants	6,247,215

(a)       Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The options granted in January 2011 included 679,310 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at July 3, 2011, was 6.5 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $177.9 million. The weighted average remaining contractual term for options vested and exercisable at July 3, 2011, was 5.4 years and the aggregate intrinsic value was $136.0 million.

The company received $3.2 million from options exercised during the three months ended July 3, 2011. The intrinsic value associated with these exercises was $4.7 million, and the associated tax benefit of $1.5 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows. During the six months ended July 3, 2011, the company received $11.8 million from options exercised. The intrinsic value associated with exercises for that period was $14.7 million, and the associated tax benefit of $3.8 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

Based on the Black-Scholes option pricing model, options granted in January and April 2011 have an estimated weighted average fair value at the date of grant of $9.78 per share. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

Expected dividend yield	0.78%
Expected stock price volatility	30.04%
Risk-free interest rate	1.97%
Expected life of options	5.0 years

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

15.  Stock-Based Compensation Programs (continued)

A summary of restricted stock activity for the six months ended July 3, 2011, follows:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,856,202	$21.96
Granted	476,426	35.52
Vested	(498,500)	24.93
Canceled/forfeited	(4,600)	24.39
End of period	1,829,528	24.68

In January 2011 and 2010, the company’s board of directors granted 210,330 and 362,300 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary during the first six months of 2011 for either grant.

For the three and six months ended July 3, 2011, the company recognized in selling, general and administrative expenses pretax expense of $5.9 million ($3.6 million after tax) and $12.3 million ($7.5 million after tax) for share-based compensation arrangements, respectively. For the three and six months ended June 27, 2010, the company recognized pretax expense of $6.5 million ($4.0 million after tax) and $13.8 million ($8.4 million after tax) , respectively, for such arrangements. At July 3, 2011, there was $53.1 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.6 years.

16. Earnings and Dividends Per Share

	Three months ended		Six months ended
($ in millions, except per share amounts)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net earnings attributable to Ball Corporation,	$143.1	$69.0	$234.4	$148.3

Basic weighted average common shares (a)	167,197	184,200	168,204	185,132
Effect of dilutive securities (a)	3,487	2,718	3,337	2,700
Weighted average shares applicable to diluted earnings per share (a)	170,684	186,918	171,541	187,832

Per basic share (a)	$0.86	$0.37	$1.39	$0.80
Per diluted share (a)	$0.84	$0.37	$1.37	$0.79

(a)   Amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,331,310 in both the three and six months ended July 3, 2011, respectively, and 3,285,040 in both the three and six months ended June 27, 2010.

The company declared and paid dividends of $0.07 per share in each of the first two quarters of 2011 and $0.05 per share in each of the first two quarters of 2010.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management

In the ordinary course of business, Ball employs established risk management policies and procedures, which seek to reduce Ball’s exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

Commodity Price Risk

Aluminum

Ball manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations under commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, Ball uses certain derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there is not an arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $0.9 billion at July 3, 2011, and $1 billion at December 31, 2010. The aluminum contracts include economic derivative instruments that are undesignated and receive mark-to-market accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at July 3, 2011, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $39.8 million associated with these contracts. A net gain of $29.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting Ball to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at July 3, 2011, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed-rate instruments.

At July 3, 2011, the company had outstanding interest rate swap agreements with notional amounts of $230 million paying fixed rates expiring within the next year. The amount included in accumulated other comprehensive earnings related to these contracts at July 3, 2011, was insignificant.

Inflation Risk

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At July 3, 2011, the company had inflation options in Europe with notional amounts of $167 million (€115 million). These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at July 3, 2011, was insignificant, and the option contracts expire at various times within the next two years.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to limit the exposure of foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the currencies in which we transact business. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. At July 3, 2011, the company had outstanding foreign exchange forward contracts and option collar contracts with notional amounts totaling $374 million. Approximately $5.6 million of net gain related to these contracts is included in accumulated other comprehensive earnings at July 3, 2011, of which $5.0 million of net gain is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at July 3, 2011, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to market using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.8 million on pretax earnings. During March 2011, the company entered into a total return swap (the Swap) to mitigate the company’s exposure to these mark-to-market fluctuations. The Swap will be outstanding for a period of 12 months and has a notional value of one million shares and a fair value at July 3, 2011, of $1.6 million. All gains and losses on the Swap will be recorded in the consolidated income statement within the selling, general and administrative line item.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of July 3, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $17.6 million and no collateral was required to be posted. As of December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $26.3 million and no collateral was required to be posted. If the company’s public credit rating was downgraded, there would be a net increase of $5.1 million to our net cash collateral postings as of July 3, 2011.

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

Fair Value of Derivative Instruments as of July 3, 2011

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$22.7	$18.1	$40.8
Other derivative contracts	6.7	2.7	9.4
Total current derivative contracts	$29.4	$20.8	$50.2

Noncurrent commodity contracts	$33.4	$—	$33.4
Other noncurrent contracts	1.5	0.5	2.0
Total noncurrent derivative contracts	$34.9	$0.5	$35.4

Liabilities:
Commodity contracts	$10.9	$16.6	$27.5
Other derivative contracts	1.4	6.7	8.1
Total current derivative contracts	$12.3	$23.3	$35.6

Noncurrent commodity contracts	$4.4	$—	$4.4

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of December 31, 2010

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$59.9	$35.8	$95.7
Other derivative contracts	0.2	6.7	6.9
Total current derivative contracts	$60.1	$42.5	$102.6

Noncurrent commodity contracts	$47.3	$1.8	$49.1
Other noncurrent contracts	1.3	0.5	1.8
Total noncurrent derivative contracts	$48.6	$2.3	$50.9

Liabilities:
Commodity contracts	$12.9	$35.4	$48.3
Foreign currency contracts	1.4	7.7	9.1
Other derivative contracts	1.9	—	1.9
Total current derivative contracts	$16.2	$43.1	$59.3

Noncurrent commodity contracts	$0.3	$1.9	$2.2
Other noncurrent contracts	0.4	—	0.4
Total noncurrent derivative contracts	$0.7	$1.9	$2.6

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of July 3, 2011, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The company’s investment in shares of DigitalGlobe was measured using Level 1 inputs at December 31, 2010, and amounted to $22.1 million. These shares were disposed of during March 2011. Additionally, net receivables related to the European scrap metal program totaling $18.4 million at July 3, 2011, and $11.7 million at December 31, 2010, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three months ended
	July 3, 2011		June 27, 2010
($ in millions)	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) -	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) -	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$19.8	$0.6	$2.9	$1.2
Interest rate contracts (b)	0.7	—	(1.2)	—
Inflation option contracts (c)	—	—	—	(0.3)
Foreign currency contracts (d)	0.1	(3.0)	—	—
Equity contracts (e)	—	3.3	(0.4)	1.1
Total	$20.6	$0.9	$1.3	$2.0

	Six months ended
	July 3, 2011		June 27, 2010
($ in millions)	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$34.0	$0.5	$(12.5)	$1.5
Interest rate contracts (b)	1.3	—	(2.6)	—
Inflation option contracts (c)	—	—	—	(0.4)
Foreign currency contracts (d)	(0.3)	(4.6)	—	—
Equity contracts (e)	—	4.2	(0.7)	2.9
Total	$35.0	$0.1	$(15.8)	$4.0

(a)       Gains and losses on commodity contracts are recorded in sales and cost of sales in the statement of earnings. Virtually all these amounts were passed through to our customers, resulting in relatively no significant impact to earnings.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

18.  Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety; and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company does not believe that these lawsuits, claims and proceedings are material individually or in the aggregate. While management believes the company has established adequate accruals for expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on the liquidity, results of operations or financial condition of the company.

As previously reported in 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s former Baldwinsville, New York, plant and claims damages in the range of up to $5 million. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in 2010 Ball Corporation’s Canadian subsidiary, Ball Packaging Products Canada Corp. (Ball Canada), was advised by the Ontario Ministry of the Environment (the Ministry) that the Ministry would post, for public comment, a proposed Order under the Environmental Protection Act. The proposed Order would require Ball Canada to remediate areas that were allegedly contaminated by its predecessor company, Marathon Paper Mills of Canada Limited, including the mill site and the adjacent harbor. That company operated a pulp mill on the north shore of Lake Superior for many years until it was sold to James River Company in 1983. Ball Canada continues to investigate whether the allegations in the proposed Order are correct and, if so, whether or not it has any liability or any recourse against other parties, including any former or subsequent owners or other parties associated with the pulp mill. Ball Canada has also engaged in discussions with the Ministry and two successor owners and/or operators of the pulp mill with a view to Ball Canada and such owners and/or operators settling all known outstanding claims of the Ministry and against one another and other interested parties. Subject to the results of such discussions, the company does not believe this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company. In September 2010, the three companies and the Ministry reached a mediated agreement to retain an environmental consultant to risk assess the mill site with emphasis on the potential for containment of contamination, if any is found. Further mediation is ongoing during 2011 in order to determine the scope and cost split of any potential site containment and/or harbor remediation that may be recommended as part of an overall settlement among all parties, including the Ministry.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

18.  Contingencies (continued)

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. In September 2009, the District Court granted Ball’s motion for summary judgment holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. Crown appealed to the U.S. Circuit Court of Appeals for the Federal Circuit seeking to overturn the trial court’s decision. The appellate court reversed that decision by a two-to-one majority in April 2011. BMBCC’s petition to the appellate court for a rehearing of the case was denied in June 2011. The case has been remanded to the district court where BMBCC has renewed its motion for summary judgment of non-infringement, which the court had previously elected not to decide. A decision on this motion is expected over the next several months. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. The unaudited condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Exhibit 20 to this Form 10-Q. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its controlled affiliates are referred to collectively as “Ball Corporation,” “Ball,” “the company” or “we” or “our” in the following discussion and analysis.

BUSINESS OVERVIEW

Business Overview

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in plants around the world. We also provide aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products mainly to major beverage, food and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC), Brazil and Argentina, as do our equity joint ventures in the U.S. and the PRC. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors. Federal budget reductions and priorities, or changes in agency budgets, could limit future funding and new contract awards or delay or prolong contract performance.

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. Over the past few years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our operations. To better realign capacity, in January 2011 we announced that we will close our Torrance, California, plant, have relocated a line from the Torrance plant to our Whitby, Ontario, plant, and have plans to redeploy surplus equipment to other locations.

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

While the North American metal beverage container manufacturing market is relatively mature, the metal beverage container markets in other parts of the world are growing and are expected to continue to grow in the medium to long term. We have been able to capitalize on growth by adding a plant, as well as additional capacity, in our consolidated Brazilian joint venture and by increasing capacity in some of our European metal beverage container manufacturing facilities by speeding up certain lines and by expansion. In October 2010, we announced that we are expanding production of our lightweight Alumi-Tek® bottle to our Golden, Colorado, facility, and in January 2011, we announced that we will commence specialty can production in our Fort Worth, Texas, plant. In February 2011, we announced the plans of our Latapack-Ball joint venture to construct a new metal beverage container manufacturing plant in northeast Brazil, which is one of the fastest growing regions of the country. The new plant will be located in Alagoinhas, Bahia, and is expected to start up in early 2012. The output from the first line has been contracted for sale under a long-term agreement. We also announced in March 2011 that we entered into a joint venture agreement with Thai Beverage Can Limited to build a beverage container manufacturing plant in Vietnam that will be completed in early 2012. Additionally, we have begun construction of a new metal beverage container manufacturing plant in Qingdao, PRC, which is expected to be operational by the end of 2011.

We have also made recent strategic acquisitions. In July 2010, we entered the aluminum slug market by acquiring the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, collapsible tubes and technical impact extrusions. To further expand this new product line and broaden our market development efforts into a new customer base, in January 2011, we completed the acquisition of a leading European supplier of aluminum aerosol cans and bottles and the slugs used to make them. Further details of recent acquisitions are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. The contract mix in the first six months of 2011 consisted of 59 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 33 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The contracted backlog at July 3, 2011, of $903 million consisted of 47 percent fixed price contracts indicating a trend towards more fixed price business.

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

Management Performance Measures

Management uses various measures to evaluate company performance such as earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities; free cash flow (generally defined by the company as cash flow from operating activities less additions to property, plant and equipment); return on average invested capital (net operating earnings after tax over a relevant performance period divided by averaged invested capital over the same period) and economic value added (net operating earnings after tax less a capital charge on net operating assets employed). These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions. Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$2,309.7	$2,007.5	$4,320.9	$3,599.8
Net earnings attributable to Ball Corporation	143.1	69.0	234.4	148.3

The increases in net sales were driven largely by the increase in demand for metal packaging in the PRC and Europe, the consolidation of Latapack-Ball and the acquisitions of JFP and the extruded aluminum businesses. In addition to the business segment performance analyzed in the business segment discussions below, net earnings attributable to Ball Corporation included discontinued operations related to the sale of the plastics business in August 2010, business consolidation costs, the gain and equity earnings in the second quarter of 2010 related to the acquisition of the remaining interest in JFP and debt refinancing costs. These items are detailed in the “Management Performance Measures” section below.

Business Segment Discussions

Metal Beverage Packaging, Americas and Asia

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$1,164.1	$1,036.0	$2,196.4	$1,810.4

Segment earnings	$126.1	$114.5	$241.7	$188.5
Business consolidation activities (a)	(2.5)	0.8	(13.4)	1.3
Total segment earnings	$123.6	$115.3	$228.3	$189.8

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

Segment sales in the second quarter and first six months of 2011 were $128.1 million and $386.0 million higher compared to the same periods in 2010, respectively. The increase in the second quarter was attributable to the consolidation of Latapack-Ball and the acquisition of JFP of $102 million, as well as higher commodity input prices. The higher sales in the first six months were due to the consolidation of Latapack-Ball and JFP, higher volumes in North America and the PRC and higher commodity input prices.

Segment earnings in the second quarter and six months of 2011 were $11.6 million and $53.2 million higher than in the same periods of 2010, respectively. The higher earnings in the second quarter were attributable to the consolidation of Latapack-Ball, the acquisition of JFP, improved manufacturing performance in North America and the PRC and improved price/mix, partially offset by higher manufacturing costs. Higher earnings in the first six months were due to volume increases, the consolidation of Latapack-Ball, the acquisition of JFP and improved manufacturing performance, partially offset by higher manufacturing costs.

Metal Beverage Packaging, Europe

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$607.9	$479.3	$1,050.9	$846.8

Segment earnings	$84.7	$72.5	$137.8	$107.5
Business consolidation activities (a)	(0.3)	—	(2.9)	—
Total segment earnings	$84.4	$72.5	$134.9	$107.5

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

In January 2011, Ball acquired Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol cans and bottles, for €221.7 million ($295.2 million) in cash and assumed debt, which is net of $26.2 million of cash acquired. Aerocan manufactures extruded aluminum aerosol cans and bottles, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol can manufacturing plants — one each in the Czech Republic, France and the United Kingdom — and is a 51 percent owner of a joint venture aluminum slug plant in France. The four plants employ approximately 560 people. The acquisition of Aerocan has enabled Ball to enter a growing part of the metal packaging industry and to broaden the company’s market development efforts into a new customer base.

Segment sales in the second quarter and six months of 2011 increased $128.6 million and $204.1 million compared to the same periods in 2010, respectively. The increase in the second quarter included the effect of foreign exchange rates of $62 million, the inclusion of Aerocan sales of $50 million and higher beverage can sales volumes. The increase in the first six months was due to the Aerocan acquisition, the effect of foreign exchange rates and higher sales volumes.

Segment earnings in the second quarter and first six months of 2011 increased $12.2 million and $30.3 million compared to the same periods in 2010, respectively. The increase in the quarter was due to earnings contribution from the Aerocan acquisition, higher volumes and the effect of foreign exchange rates, offset by higher inventory and other costs. The higher earnings in the first six months were due to higher volumes, earnings contribution from the Aerocan acquisition and the effect of foreign exchange rates, partially offset by higher inventory and other costs.

Metal Food and Household Products Packaging, Americas

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$345.7	$312.0	$690.4	$597.4
Segment earnings	41.3	33.4	81.1	55.1

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and, with the July 2010 acquisition of Neuman Aluminum, aluminum slugs.

Segment sales in the second quarter and first six months of 2011 increased $33.7 million and $93.0 million, respectively, compared to the same period in 2010 primarily due to the inclusion of Neuman Aluminum sales of $47 million and $95 million, respectively, partially offset by lower can sales volumes.

Segment earnings in the second quarter and first six months of 2011 increased $7.9 million and $26.0 million compared to the same periods of 2010, respectively. Higher earnings in the second quarter were due to improved pricing and customer mix, improved manufacturing and cost performance, partially offset by lower volumes. The higher earnings in the first six months were due to inventory holding gains in 2011, contributions from the Neuman acquisition, improved sales mix and improved manufacturing and cost performance.

Aerospace and Technologies

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$199.9	$180.2	$391.1	$345.2
Segment earnings	21.7	18.6	40.4	32.1

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used in the defense, civil space and commercial space industries.

Segment sales in the second quarter and six months of 2011 increased $19.7 million and $45.9 million, respectively, compared to the same periods in 2010 due to higher sales from U.S. national defense contracts and existing commercial programs, partially offset by lower sales from civil space programs.

Segment earnings in the second quarter and six months of 2011 increased $3.1 million and $8.3 million, respectively, compared to the same periods of 2010 due to improved performance on fixed-price contracts and earnings on the sales increase discussed above.

Contracted backlog in the aerospace and technologies segment was $903 million at July 3, 2011, compared to $989 million at December 31, 2010. Comparisons of backlog are not necessarily indicative of the trend of future operations.

Discontinued Operations — Plastics Packaging, Americas

In August 2010, the company completed the sale of its plastics packaging, Americas, business to Amcor Limited and received proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and is net of post-closing adjustments of $21.3 million. The sale of Ball’s plastics packaging business included five U.S. plants that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

The following table summarizes the operating results for the discontinued operations:

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net sales	$—	$149.3	$—	$263.2

Earnings from operations	$—	$3.4	$—	$1.4
Impairment loss	—	(107.1)	—	(107.1)
Loss on sale of business	—	—	(0.8)	—
Business consolidation activities	(0.5)	(4.4)	(1.8)	(7.3)
Tax benefit	0.2	32.5	1.0	34.3
Discontinued operations, net of tax	$(0.3)	$(75.6)	$(1.6)	$(78.7)

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

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $93.1 million in the second quarter of 2011 compared to $77.6 million for the second quarter of 2010 and $192.5 million in the first six months of 2011 compared to $156.9 million for the first six months of 2010. The increase in SG&A expenses in the second quarter of 2011 was due to the consolidation of Latapack-Ball and our acquisitions, unfavorable foreign exchange effects and other higher costs that were individually insignificant. The increase in SG&A expenses in the first six months of 2011 was due to the consolidation of our acquisitions, higher employee compensation costs, including incentive and stock compensation and mark-to-mark adjustments for the company’s deferred compensation stock plan, unfavorable foreign exchange effects and other higher costs that were individually insignificant.

Interest and Taxes

Consolidated interest expense was $45.2 million and $91.7 million for the second quarter and first six months of 2011, respectively, compared to $44.7 million and $78.6 million for the same periods in 2010, respectively. The second quarter and first six months of 2010 included $8.1 million for the call premium and write off of unamortized financing costs and unamortized issuance premiums related to the redemption of Ball’s senior notes due December 2012. The higher interest expense in 2011 compared to the 2010 amounts excluding the debt refinancing costs was due to higher levels of debt related to the acquisitions of Aerocan, JFP and Neuman, the consolidation of Latapack-Ball and higher share repurchases, as well as the refinancing of the company’s bank credit facility in December 2010.

The effective income tax rate for earnings from continuing operations was 31.6 percent for the first six months of 2011 compared to 29.6 percent for the same period in 2010. The lower effective tax rate in 2010 included the release of a tax reserve of $4 million and the accrual of a net $8 million tax benefit due to a change in the tax status of a foreign investment. The 2011 full-year effective income tax rate on continuing operations is expected to be approximately 32 percent.

Equity in Results of Affiliates

In June 2010, we acquired the remaining 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC, for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement. In connection with the acquisition, we recorded equity earnings of $22.1 million, which was composed of equity earnings, gains on the forgiveness of debt and guarantees and a gain realized on the fair value of Ball’s equity investment as a result of the required purchase accounting.

Equity earnings were also lower in 2011 due to the August 2010 acquisition of an additional 10.1 percent economic interest in our Brazilian beverage packaging joint venture, Latapack-Ball, which increased our overall economic ownership interest to 60.1 percent and required the consolidation of the joint venture as of the acquisition date.

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

	Six months ended
($ in millions)	July 3, 2011	June 27, 2010

Cash flows provided by (used in) operating activities (including discontinued operations)	$161.2	$30.7
Cash flows provided by (used in) investing activities (including discontinued operations)	(509.3)	(175.9)
Cash flows provided by (used in) financing activities	339.7	12.0

The cash flows from operations for the six months ended June 27, 2010, included $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the adoption of prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable, resulting in a $250 million working capital outflow from operating activities in the statement of cash flows.

Excluding the $250 million impact from the change in accounting discussed above, cash flows from operations were $161.2 million in the first six months of 2011 compared to $280.7 million in the first six months of 2010 due primarily to working capital changes. We expect 2011 capital expenditures for property, plant and equipment to be approximately $500 million, of which $213.5 million occurred during the first six months of 2011 and an additional $220 million was contractually committed as of July 3, 2011. Capital expenditures are generally funded by cash flows from operations.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $30 million in 2011. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $25 million for the full year.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until December 2015, the company’s liquidity is expected to be sufficient to meet its ongoing operating cash flow and debt service requirements. Interest-bearing debt of $3.5 billion at July 3, 2011, was higher than the amount outstanding at December 31, 2010, of $2.8 billion. The increase in debt included approximately $300 million of long-term borrowings under our multi-currency revolver for the Aerocan acquisition, as well as higher borrowings for normal seasonal working capital requirements.

At July 3, 2011, $553 million was available under the company’s committed multi-currency revolving credit facilities. In addition to the long-term committed credit facilities, the company had $465 million of short-term uncommitted credit facilities available at July 3, 2011, of which $174.2 million was outstanding and due on demand.

A receivables sales agreement provides for the ongoing, revolving sale of a designated pool of trade accounts receivable of Ball’s North American packaging operations varying from a maximum of $125 million for settlement dates in January through April to a maximum of $175 million for settlement dates in the remaining months. At July 3, 2011, the amount of accounts receivable sold under the securitization program was $115 million, and there were approximately $60 million of available borrowings. On August 1, 2011, the company entered into a replacement accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under the new agreement is between $150 million and $275 million and varies based on the seasonality of the company’s business.

The U.S. note agreements, bank credit agreement, industrial development revenue bond agreements and the new accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at July 3, 2011, and December 31, 2010, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Notes 12 and 7, respectively, accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

Share Repurchases

Our share repurchases, net of issuances, totaled $241.1 million in the first six months of 2011 compared to $141.1 million in the first six months of 2010.  For the full year of 2011, we expect to repurchase approximately $400 million of our common shares, net of issuances, compared to $506.7 million in 2010.

On August 2, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common shares using cash on hand and available borrowings. The company advanced the $125 million on August 5, 2011, and received 3.1 million shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price share. The final number of shares will be determined before the end of 2011 based on the volume-weighted average trading price of the company’s shares over an agreed upon period of time.

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

Management internally uses comparable earnings before interest and taxes (comparable EBIT), comparable earnings before interest, taxes, depreciation and amortization (comparable EBITDA) and comparable earnings to evaluate the company’s performance and to evaluate strategic investments. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. EBIT, EBITDA and net earnings are typically derived directly from the company’s statements of earnings; however, they may be adjusted for items that affect comparability between periods.

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three months ended		Six months ended
($ in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Earnings before taxes, as reported	$208.9	$177.4	$356.4	$276.1
Add interest expense	45.2	44.7	91.7	78.6
Earnings before interest and taxes (EBIT)	254.1	222.1	448.1	354.7
Business consolidation activities	2.9	2.3	16.4	1.8
EBIT before above transacctions (Comparable EBIT)	$257.0	$224.4	$464.5	$356.5

Our calculation of comparable net earnings is summarized below:

	Three months ended		Six months ended
($ in millions, except per share amounts)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Net earnings attributable to Ball Corporation, as reported	$143.1	$69.0	$234.4	$148.3
Discontinued operations, net of tax	0.3	75.6	1.6	78.7
Business consolidation activities, net of tax	1.7	1.4	10.1	1.1
Gain and equity earnings related to acquisition, net of tax	—	(22.1)	—	(22.1)
Debt refinancing costs, net of tax	—	4.9	—	4.9
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$145.1	$128.8	$246.1	$210.9

Per diluted share, as reported (a)	$0.84	$0.37	$1.37	$0.79
Per diluted share, as adjusted (a)	$0.85	$0.69	$1.43	$1.12

(a)   Amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Our calculations of comparable EBITDA, the comparable EBIT to interest ratio and the net debt to comparable EBITDA ratio for the 12 months ended July 3, 2011, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$566.4
Add interest expense	171.3
Add tax provision	206.7
Less equity in results of affiliates	(86.4)
Earnings before interest and taxes (EBIT)	858.0
Add business consolidation and other activities	3.6
Comparable EBIT	861.6
Add depreciation and amortization	288.1
Comparable EBITDA	$1,149.7

Interest expense, excluding debt refinancing costs of $0.7 million	$(170.6)

Total debt at July 3, 2011	$3,474.4
Less cash	(144.8)
Net debt	$3,329.6

Comparable EBIT/Interest coverage	5.1	x
Net debt/Comparable EBITDA	2.9	x

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2010 annual report filed on February 28, 2011, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the recent global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of other restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including the recent sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent disposition of our plastics business and the recent Aerocan S.A.S. acquisition; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; uncertainties surrounding the U.S. government budget and debt limit; recent uncertainties surrounding sovereign debt of various  European countries, including Greece, Portugal, Spain and Italy, as well as Standard & Poor’s recent ratings downgrade of United States government debt; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.                OTHER INFORMATION

Item 1.                       Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended July 3, 2011, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.              Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.           Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended July 3, 2011.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 4 to May 1, 2011	850,231		$36.59	850,231	17,385,737
May 2 to May 29, 2011	740,319		$38.53	740,319	16,645,418
May 30 to July 3, 2011	1,053,517		$37.98	1,053,517	15,591,901
Total	2,644,067	(a)	$37.69	2,644,067

(a)	Includes open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.
(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 26, 2011, the Board authorized the repurchase by the company of up to a total of 20 million post-split shares. This repurchase authorization also replaced all previous authorizations.

Item 3.           Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended July 3, 2011.

Item 4.           (Reserved)

Item 5.    Other Information

There were no events required to be reported under Item 5 for the quarter ended July 3, 2011.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended July 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 9, 2011

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

July 3, 2011

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended July 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (Furnished herewith.)

EX-101