Form 10-Q
period 2011-10-02
BALL CORP
filed 2011-11-07
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2011
Common Stock, without par value	162,642,987 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended October 2, 2011

PART I.                FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions, except per share amounts)	2011	2010	2011	2010

Net sales	$2,258.3	$2,035.0	$6,579.2	$5,634.8

Cost of sales (excluding depreciation and amortization)	(1,862.2)	(1,653.4)	(5,378.4)	(4,614.7)
Depreciation and amortization	(74.5)	(67.1)	(222.2)	(192.2)
Selling, general and administrative	(89.7)	(93.0)	(282.2)	(249.9)
Business consolidation and other activities	(3.3)	11.6	(19.7)	9.8
	(2,029.7)	(1,801.9)	(5,902.5)	(5,047.0)

Earnings before interest and taxes	228.6	233.1	676.7	587.8

Interest expense	(43.0)	(36.2)	(134.7)	(106.7)
Debt refinancing costs	—	—	—	(8.1)
Total interest expense	(43.0)	(36.2)	(134.7)	(114.8)
Earnings before taxes	185.6	196.9	542.0	473.0
Tax provision	(47.6)	(60.5)	(160.2)	(142.2)
Equity in results of affiliates, net of tax	0.8	85.8	1.9	118.5
Net earnings from continuing operations	138.8	222.2	383.7	449.3
Discontinued operations, net of tax	(1.3)	5.3	(2.9)	(73.4)

Net earnings	137.5	227.5	380.8	375.9
Less net earnings attributable to noncontrolling interests	(5.4)	—	(14.3)	(0.1)

Net earnings attributable to Ball Corporation	$132.1	$227.5	$366.5	$375.8

Amounts attributable to Ball Corporation:
Continuing operations	$133.4	$222.2	$369.4	$449.2
Discontinued operations	(1.3)	5.3	(2.9)	(73.4)
Net earnings	$132.1	$227.5	$366.5	$375.8

Earnings per share (a):
Basic - continuing operations	$0.82	$1.24	$2.22	$2.45
Basic - discontinued operations	(0.01)	0.03	(0.02)	(0.40)
Total basic earnings per share	$0.81	$1.27	$2.20	$2.05

Diluted - continuing operations	$0.80	$1.22	$2.17	$2.42
Diluted - discontinued operations	(0.01)	0.03	(0.02)	(0.40)
Total diluted earnings per share	$0.79	$1.25	$2.15	$2.02

(a)                 Earnings per share amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	December 31,
($ in millions)	2011	2010

Assets
Current assets
Cash and cash equivalents	$190.1	$152.0
Receivables, net	1,107.6	849.7
Inventories, net	1,094.6	1,083.9
Deferred taxes and other current assets	181.6	220.1
Total current assets	2,573.9	2,305.7

Property, plant and equipment, net	2,242.5	2,048.2
Goodwill	2,283.1	2,105.3
Intangibles and other assets, net	438.9	468.5
Total assets	$7,538.4	$6,927.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$479.2	$110.7
Accounts payable	776.8	700.3
Accrued employee costs	255.4	258.2
Other current liabilities	274.2	314.1
Total current liabilities	1,785.6	1,383.3

Long-term debt	2,977.5	2,701.6
Employee benefit obligations	952.3	963.3
Deferred taxes and other liabilities	255.0	221.4
Total liabilities	5,970.4	5,269.6

Contingencies

Shareholders’ equity (a)
Common stock (326,814,002 shares issued - 2011; 325,423,462 shares issued - 2010)	931.2	893.4
Retained earnings	3,162.0	2,829.8
Accumulated other comprehensive earnings (loss)	(164.9)	(82.1)
Treasury stock, at cost (164,311,082 shares - 2011; 153,265,070 shares - 2010)	(2,520.6)	(2,123.1)
Total Ball Corporation shareholders’ equity	1,407.7	1,518.0
Noncontrolling interests	160.3	140.1
Total shareholders’ equity	1,568.0	1,658.1
Total liabilities and shareholders’ equity	$7,538.4	$6,927.7

(a)                 Share amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 2,	September 26,
($ in millions)	2011	2010

Cash Flows From Operating Activities:
Net earnings	$380.8	$375.9
Discontinued operations, net of tax	2.9	73.4
Adjustments to reconcile net earnings to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	222.2	192.2
Equity earnings and gain related to acquisitions	(1.9)	(118.5)
Deferred taxes	14.3	(51.2)
Other, net	66.9	92.3
Changes in working capital components	(236.7)	(208.2)
Cash provided by (used in) continuing operating activities	448.5	355.9
Cash provided by (used in) discontinued operating activities	(7.5)	15.5
Total cash provided by (used in) operating activities	441.0	371.4

Cash Flows From Investing Activities:
Additions to property, plant and equipment	(323.8)	(131.1)
Business acquisitions	(295.2)	(60.0)
Acquisition of equity affiliate	—	(63.8)
Proceeds from sale of business	—	280.0
Other, net	(7.3)	(10.1)
Cash provided by (used in) continuing investing activities	(626.3)	15.0
Cash provided by (used in) discontinued investing activities	—	(9.2)
Total cash provided by (used in) investing activities	(626.3)	5.8

Cash Flows From Financing Activities:
Long-term borrowings	685.7	1,199.3
Repayments of long-term borrowings	(398.3)	(1,270.1)
Net change in short-term borrowings	340.1	5.2
Proceeds from issuances of common stock	31.8	35.0
Acquisitions of treasury stock	(413.1)	(353.0)
Common dividends	(34.6)	(27.2)
Other, net	4.7	(5.8)
Cash provided by (used in) financing activities	216.3	(416.6)

Effect of exchange rate changes on cash	7.1	(2.5)

Change in cash and cash equivalents	38.1	(41.9)
Cash and cash equivalents - beginning of period	152.0	210.6
Cash and cash equivalents - end of period	$190.1	$168.7

See accompanying notes to unaudited condensed consolidated financial statements.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates, including its consolidated variable interest entities (collectively Ball, the company, we or our), and have been prepared by the company. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this presentation.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and conditions. However, we believe that the financial statements reflect all adjustments which are of a normal and recurring nature and are necessary to fairly state the results of the interim periods.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

2.              Accounting Pronouncements (continued)

New Accounting Guidance

In September 2011, accounting guidance was issued to allow companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in current accounting guidelines. The guidance is effective for Ball on January 1, 2012, although early adoption is permitted. The company does not expect the new guidance to have a material effect on its consolidated financial statements.

Also in September 2011, revised accounting guidance was issued to enhance disclosures related to multiemployer pension plans. Ball is currently evaluating the impact of this new guidance, which will be effective for the company in its 2011 year-end reporting, but does not expect it to have a material effect on its consolidated financial statements.

In June 2011, accounting guidance was issued requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive earnings or in two separate but consecutive statements. The guidance also requires the company present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive earnings to net earnings. Ball has historically presented comprehensive earnings within the statement of changes in shareholders’ equity and is evaluating which acceptable method of presentation included in the guidance it will adopt once the statement becomes effective for the company on January 1, 2012. The company does not expect the new guidance to have a material effect on its consolidated financial statements.

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

Metal food and household products packaging, Americas:  Consists of operations in the U.S. and Argentina, which manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net Sales
Metal beverage packaging, Americas & Asia	$1,125.4	$1,004.7	$3,321.8	$2,815.1
Metal beverage packaging, Europe	515.7	443.7	1,566.6	1,290.5
Metal food & household products packaging, Americas	413.2	420.1	1,103.6	1,017.5
Aerospace & technologies	208.4	167.9	599.5	513.1
Corporate and intercompany eliminations	(4.4)	(1.4)	(12.3)	(1.4)
Net sales	$2,258.3	$2,035.0	$6,579.2	$5,634.8

Net Earnings
Metal beverage packaging, Americas & Asia	$120.1	$112.8	$361.8	$301.3
Business consolidation and other activities	(1.4)	(0.9)	(14.8)	0.4
Total metal beverage packaging, Americas & Asia	118.7	111.9	347.0	301.7

Metal beverage packaging, Europe	64.9	63.7	202.7	171.2
Business consolidation and other activities	—	—	(2.9)	—
Total metal beverage packaging, Europe	64.9	63.7	199.8	171.2

Metal food & household products packaging, Americas	39.5	49.4	120.6	104.5
Business consolidation and other activities	(1.4)	13.2	(1.4)	13.2
Total metal food & household products packaging, Americas	38.1	62.6	119.2	117.7

Aerospace & technologies	21.2	18.4	61.6	50.5

Segment earnings before interest and taxes	242.9	256.6	727.6	641.1

Undistributed corporate expenses and intercompany eliminations, net	(13.8)	(22.8)	(50.3)	(49.5)
Business consolidation and other activities	(0.5)	(0.7)	(0.6)	(3.8)
Total undistributed corporate expenses, net	(14.3)	(23.5)	(50.9)	(53.3)

Earnings before interest and taxes	228.6	233.1	676.7	587.8
Interest expense	(43.0)	(36.2)	(134.7)	(114.8)
Tax provision	(47.6)	(60.5)	(160.2)	(142.2)
Equity in results of affiliates, net of tax	0.8	85.8	1.9	118.5
Net earnings from continuing operations	138.8	222.2	383.7	449.3
Discontinued operations, net of tax	(1.3)	5.3	(2.9)	(73.4)
Net earnings from continuing operations	137.5	227.5	380.8	375.9
Less net earnings attributable to noncontrolling interests	(5.4)	—	(14.3)	(0.1)
Net earnings attributable to Ball Corporation	$132.1	$227.5	$366.5	$375.8

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	October 2,	December 31,
($ in millions)	2011	2010

Total Assets
Metal beverage packaging, Americas & Asia	$3,183.8	$2,965.8
Metal beverage packaging, Europe	2,608.2	2,210.6
Metal food & household products packaging, Americas	1,230.7	1,184.3
Aerospace & technologies	285.0	280.9
Segment assets	7,307.7	6,641.6
Corporate assets, net of eliminations	230.7	286.1
Total assets	$7,538.4	$6,927.7

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

($ in millions)
Other assets and liabilities, net	$7.4
Property, plant and equipment	95.8
Goodwill	166.9
Other intangible assets	53.9
Deferred taxes	(22.8)
Noncontrolling interest	(6.0)
Net assets acquired	$295.2

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

4.              Acquisitions (continued)

Latapack-Ball Embalagens, Ltda. (Latapack-Ball)

In August 2010, the company paid $46.2 million to acquire an additional 10.1 percent economic interest in its Brazilian beverage packaging joint venture, Latapack-Ball, through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and expands and strengthens Ball’s presence in the growing Brazilian market. As a result of the transaction, Latapack-Ball became a variable interest entity (VIE) under consolidation accounting guidelines with Ball being identified as the primary beneficiary of the VIE and consolidating the joint venture. Latapack-Ball operates two metal beverage can manufacturing plants in Tres Rios, Rio de Janeiro; and Jacarei, Sao Paulo; as well as a can end manufacturing plant in Simoes Filho (Salvador), Bahia. Latapack-Ball has been included in the metal beverage packaging, Americas and Asia, reporting segment. In connection with the acquisition, the company recorded a noncash gain of $81.8 million in the equity in results of affiliates line on the statement of earnings on its previously held equity investment in Latapack-Ball as a result of required purchase accounting.

The following table summarizes the final fair values of the Latapack-Ball assets acquired, liabilities assumed and noncontrolling interest recognized, as well as the related investment in Latapack S.A., as of the acquisition date. The valuation was based on market and income approaches.

($ in millions)
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

Neuman Aluminum (Neuman)

In July 2010, the company acquired Neuman for approximately $62 million in cash and became the leading North American manufacturer of aluminum slugs used to make extruded aerosol cans, beverage bottles, collapsible tubes and technical impact extrusions. Neuman operates two plants, one in the U.S. and one in Canada, that employ approximately 180 people. The acquisition of Neuman is not material to the metal food and household products packaging, Americas, segment, in which its results of operations have been included since the acquisition date.

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

The following table summarizes the operating results for the discontinued operations:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net sales	$—	$55.3	$—	$318.5

Earnings from operations	$—	$1.9	$—	$3.3
Impairment loss	—	—	—	(107.1)
Gain (loss) on sale of business	—	9.9	(0.8)	9.9
Business consolidation and other activities	(2.2)	(2.8)	(4.0)	(10.1)
Tax benefit (provision)	0.9	(3.7)	1.9	30.6
Discontinued operations, net of tax	$(1.3)	$5.3	$(2.9)	$(73.4)

6.              Business Consolidation Activities

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, beverage can manufacturing plant; relocate a

12-ounce can line from the Torrance plant to its Whitby, Ontario, plant; and expand specialty can production in its Fort

Worth, Texas, plant. The company recorded charges of $1.4 million and $14.2 million during the third quarter and first nine months of 2011, respectively, in connection with these activities. Of the total $14.2 million recorded in the first nine months, $10.1 million represented severance, pension and other employee benefits; $2.4 million represented accelerated depreciation; and $1.7 million represented other costs. The first quarter of 2011 also included an impairment charge of $2.3 million to reduce the plant to its estimated net realizable value. The impairment charge was reversed during the third quarter based on information received during the quarter regarding the saleable value of the plant. In October 2011, the land and building at the Torrance location were sold for net proceeds of $23.4 million, resulting in a gain of $6.9 million, which will be reported in the fourth quarter.

An additional $0.6 million of net charges were recorded in the first nine months of 2011, primarily to reflect individually insignificant charges related to previously announced plant closures.

Metal Beverage Packaging, Europe

In connection with the acquisition of Aerocan discussed in Note 4, the company recorded charges totaling $2.9 million for transaction costs, which are required to be expensed as incurred.

Metal Food and Household Products Packaging, Americas

In September 2011, the company discontinued production of certain products in a facility and recorded a charge of $1.4 million in connection with this discontinuance.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

6.              Business Consolidation Activities (continued)

Corporate and Other Costs

Net charges of $0.6 million were recorded during the first nine months of 2011 primarily to reflect individually insignificant charges related to previously announced plant closures.

2010

Metal Beverage Packaging, Americas and Asia

Net earnings of $0.4 million were recorded in the first nine months of 2010 to reflect individually insignificant costs and gains related to previously announced plant closures.

Metal Food and Household Products Packaging, Americas

In September 2010, Ball announced the closure of its metal food container manufacturing plant in Richmond, British Columbia, and the plant ceased production in the first quarter of 2011. In connection with the closure, the company recorded a charge of $4.6 million primarily for severance and other employee benefits.

During the third quarter of 2010, the company identified an accrual of a pension liability related to a Canadian plant closure that occurred in 2006. The amount of the accrual was $17.8 million and was the result of recognizing the final settlement of the pension plan prior to the actual settlement of the pension obligation as defined in the pension accounting guidance. A third quarter 2010 out-of-period adjustment eliminated the excess pension liability balance related to the final settlement. The accrual for the pension settlement liability, as determined at that time, will be charged to earnings from accumulated other comprehensive earnings (loss) upon final settlement of the related pension obligation when the criteria in the accounting guidance are deemed to have been met and all regulatory clearances have been given. Management has assessed the impact of this adjustment and does not believe these amounts were quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements, including the results of operations for 2006, or to the third quarter, first nine months or full year of 2010 .

Corporate and Other Costs

In the third quarter of 2010, $0.7 million of transaction costs were recorded in connection with the acquisition of Neuman (discussed in Note 4). In the second quarter, charges of $3.1 million were recorded to establish a reserve associated with an environmental matter at a previously owned facility.

Following is a summary of activity by segment related to business consolidation activities:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2010	$7.5	$9.5	$11.0	$28.0
Charges (gains) in continuing operations	14.8	1.4	0.6	16.8
Cash payments and other activity	(14.2)	(5.7)	(3.5)	(23.4)
Balance at October 2, 2011	$8.1	$5.2	$8.1	$21.4

The carrying value of fixed assets remaining for sale in connection with plant closures was approximately $19.5 million at October 2, 2011.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

7.              Receivables

	October 2,	December 31,
($ in millions)	2011	2010

Trade accounts receivable, net	$1,043.1	$774.3
Other receivables	64.5	75.4
	$1,107.6	$849.7

Trade accounts receivable are shown net of an allowance for doubtful accounts of $12.9 million at October 2, 2011, and $11.9 million at December 31, 2010.

8.              Inventories

	October 2,	December 31,
($ in millions)	2011	2010

Raw materials and supplies	$419.0	$478.0
Work in process and finished goods	675.6	605.9
	$1,094.6	$1,083.9

9.              Property, Plant and Equipment

	October 2,	December 31,
($ in millions)	2011	2010

Land	$93.1	$95.0
Buildings	899.8	848.7
Machinery and equipment	3,175.9	2,945.6
Construction in progress	312.2	237.8
	4,481.0	4,127.1
Accumulated depreciation	(2,238.5)	(2,078.9)
	$2,242.5	$2,048.2

Property, plant and equipment are stated at historical cost. Depreciation expense amounted to $69.1 million and $206.1 million for the three and nine months ended October 2, 2011, respectively, and $63.4 million and $183.1 million for the comparable periods in 2010, respectively.

10.       Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2010	$739.4	$985.6	$380.3	$2,105.3
Business acquisition	—	166.9	—	166.9
Effects of foreign currency transactions	—	10.9	—	10.9
Balance at October 2, 2011	$739.4	$1,163.4	$380.3	$2,283.1

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

11.       Intangibles and Other Assets

	October 2,	December 31,
($ in millions)	2011	2010

Intangible assets (net of accumulated amortization of $125.8 at October 2, 2011, and $113.5 at December 31, 2010)	$189.4	$149.1
Net cash surrender value of company and trust-owned life insurance	135.6	131.1
Other	113.9	188.3
	$438.9	$468.5

Total amortization expense of intangible assets amounted to $5.4 million and $16.1 million for the three and nine months ended October 2, 2011, respectively, and $3.7 million and $9.1 million for the comparable periods in 2010, respectively.

12.       Debt

Long-term debt consisted of the following:

	October 2, 2011		December 31, 2010
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
6.625% Senior Notes, due March 2018	$450.0	450.0	$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated	$200.0	200.0	$200.0	200.0
Term B Loan, British sterling denominated	£51.0	79.5	£51.0	78.9
Term C Loan, euro denominated	€100.0	133.9	€100.0	132.5
U.S. dollar multi-currency revolver borrowings	$100.0	100.0	$—	—
Euro multi-currency revolver borrowings	€110.0	147.2	€—	—
Latapack-Ball Notes Payable (at variable rates, due in October 2017)	$182.8	182.8	$135.0	135.0
Industrial Development Revenue Bonds
Floating rates due through 2011	$5.4	5.4	$5.4	5.4
Other (including discounts and premiums)	Various	42.3	Various	34.3
		3,041.1		2,736.1
Less: Current portion of long-term debt		(63.6)		(34.5)
		$2,977.5		$2,701.6

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion. The revolving credit facilities expire in December 2015. The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

12.       Debt (continued)

At October 2, 2011, taking into account outstanding letters of credit, approximately $730 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until December 2015. In addition to the long-term, multi-currency committed credit facilities, the company had approximately $526 million of short-term uncommitted credit facilities available at the end of the quarter, of which $149.4 million was outstanding and due on demand.

On August 1, 2011, the company entered into an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under this agreement can vary between $150 million and $275 million depending on the seasonality of the company’s business. At October 2, 2011, $265.8 million of accounts receivable were sold under this agreement. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet. There were no accounts receivable sold at December 31, 2010, under the company’s previous securitization program that allowed for borrowings of between $125 million and $175 million.

The fair value of the long-term debt at October 2, 2011, and at December 31, 2010, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement, industrial development revenue bond agreements and the new accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at October 2, 2011, and December 31, 2010, and has met all debt payment obligations.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

13.       Employee Benefit Obligations

	October 2,	December 31,
($ in millions)	2011	2010

Total defined benefit pension liability	$536.1	$541.1
Less current portion	(22.9)	(23.4)
Long-term defined benefit pension liability	513.2	517.7
Retiree medical and other postemployment benefits	190.2	186.1
Deferred compensation plans	212.9	224.5
Other	36.0	35.0
	$952.3	$963.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three months ended
	October 2, 2011			September 26, 2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$10.8	$2.0	$12.8	$10.6	$1.7	$12.3
Interest cost	14.5	7.7	22.2	14.1	7.2	21.3
Expected return on plan assets	(18.1)	(4.2)	(22.3)	(16.8)	(3.8)	(20.6)
Amortization of prior service cost	0.3	(0.1)	0.2	0.3	—	0.3
Recognized net actuarial loss	5.4	1.5	6.9	5.4	1.3	6.7
Curtailment loss (gain)	—	—	—	(0.1)	1.8	1.7
Subtotal	12.9	6.9	19.8	13.5	8.2	21.7
Multi-employer plans	0.3	—	0.3	0.6	—	0.6
Net periodic benefit cost	$13.2	$6.9	$20.1	$14.1	$8.2	$22.3

	Nine months ended
	October 2, 2011			September 26, 2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$32.4	$6.0	$38.4	$32.8	$5.3	$38.1
Interest cost	43.3	23.3	66.6	42.4	21.9	64.3
Expected return on plan assets	(54.1)	(12.9)	(67.0)	(50.8)	(11.2)	(62.0)
Amortization of prior service cost	0.9	(0.3)	0.6	1.0	(0.2)	0.8
Recognized net actuarial loss	16.1	4.4	20.5	14.0	3.7	17.7
Curtailment loss	4.4	—	4.4	(0.1)	1.8	1.7
Subtotal	43.0	20.5	63.5	39.3	21.3	60.6
Multi-employer plans	1.1	—	1.1	1.4	—	1.4
Net periodic benefit cost	$44.1	$20.5	$64.6	$40.7	$21.3	$62.0

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $20.6 million in the first nine months of 2011 ($51.9 million in 2010). The total contributions to these funded plans are expected to be approximately $30 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $18.7 million (€13.3 million) in the first nine months of 2011 and are expected to be approximately $25 million (approximately €18 million) for the full year.

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

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Items (Net of Tax)	Effective Derivatives (Net of Tax)	Gain on Available for Sale Securities (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2010	$123.1	$(287.8)	$72.4	$10.2	$(82.1)
Change	(3.6)	13.7	(82.7)	(10.2)	(82.8)
October 2, 2011	$119.5	$(274.1)	$(10.3)	$—	$(164.9)

Comprehensive Earnings

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net earnings attributable to Ball Corporation	$132.1	$227.5	$366.5	$375.8
Foreign currency translation adjustment	(107.3)	89.8	(3.6)	(48.6)
Pension and other postretirement items, net of tax	4.2	(14.0)	13.7	(7.2)
Effect of derivative instruments, net of tax (a)	(55.8)	27.1	(82.7)	28.4
Gain on available for sale securities, net of tax	—	1.6	(10.2)	3.0
Comprehensive earnings attributable to Ball Corporation	$(26.8)	$332.0	$283.7	$351.4

(a)       The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Amounts reclassified into earnings (Note 17):
Commodity contracts	$(18.7)	$(2.0)	$(52.7)	$10.5
Interest rate and foreign currency contracts	(0.6)	2.3	(1.6)	5.6
Change in fair value of cash flow hedges:
Commodity contracts	(54.4)	32.8	(75.9)	33.0
Interest rate and foreign currency contracts	(9.2)	2.9	(0.6)	(4.1)
Foreign currency and tax impacts	27.1	(8.9)	48.1	(16.6)
	$(55.8)	$27.1	$(82.7)	$28.4

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

14.  Shareholders’ Equity and Comprehensive Earnings (continued)

Share Repurchase Agreements

On August 2, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common stock using cash on hand and available borrowings. The company advanced the $125 million on August 5, 2011, and received 3,077,976 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing share price. The agreement was settled on September 15, 2011, and the company received an additional 526,532 shares.

In February 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common stock using cash on hand and available borrowings. The company advanced the $125 million on February 22, 2010, and received 4,323,598 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled in May 2010, and the company received an additional 398,206 shares.

15.       Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options vest in four equal one-year installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the nine months ended October 2, 2011, follows:

	Outstanding Options (a)		Nonvested Options (a)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	10,766,646	$21.39	3,918,684	$6.13
Granted	1,367,460	35.85	1,367,460	9.78
Vested			(1,539,558)	6.04
Exercised	(955,906)	17.15
Canceled/forfeited	(51,600)	24.42	(51,600)	6.38
End of period	11,126,600	23.52	3,694,986	7.51

Vested and exercisable, end of period	7,431,614
Reserved for future grants	6,243,107

(a)       Amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The options granted in January 2011 included 679,310 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at October 2, 2011, was 6.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $83.5 million. The weighted average remaining contractual term for options vested and exercisable at October 2, 2011, was 5.2 years and the aggregate intrinsic value was $71.8 million.

The company received $2.5 million from options exercised during the three months ended October 2, 2011. The intrinsic value associated with these exercises was $3.5 million, and the associated tax benefit of $0.9 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows. During the nine months ended October 2, 2011, the company received $14.3 million from options exercised. The intrinsic value associated with exercises for that period was $18.2 million, and the associated tax benefit of $4.7 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

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

In addition to stock options, the company may issue to officers and certain employees restricted shares and restricted stock units, which vest over various periods. Other than the performance-contingent grants discussed below, such restricted shares and restricted stock units generally vest in equal installments over five years. Compensation cost is recorded based upon the estimated fair value of the shares at the grant date.

Following is a summary of restricted stock activity for the nine months ended October 2, 2011:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,856,202	$21.96
Granted	496,906	35.52
Vested	(525,317)	24.95
Canceled/forfeited	(14,043)	30.45
End of period	1,813,748	24.77

In January 2011 and 2010, the company’s board of directors granted 210,330 and 362,300 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary during the first nine months of 2011 for either grant.

For the three and nine months ended October 2, 2011, the company recognized in selling, general and administrative expenses pretax expense of $5.3 million ($3.2 million after tax) and $17.6 million ($10.7 million after tax) for share-based compensation arrangements, respectively. For the three and nine months ended September 26, 2010, the company recognized pretax expense of $5.5 million ($3.4 million after tax) and $19.3 million ($11.8 million after tax), respectively, for such arrangements. At October 2, 2011, there was $46.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.4 years.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

16. Earnings and Dividends Per Share

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions, except per share amounts)	2011	2010	2011	2010

Net earnings attributable to Ball Corporation	$132.1	$227.5	$366.5	$375.8

Basic weighted average common shares (a)	163,898	179,264	166,779	183,146
Effect of dilutive securities (a)	3,465	2,894	3,469	2,648
Weighted average shares applicable to diluted earnings per share (a)	167,363	182,158	170,248	185,794

Per basic share (a)	$0.81	$1.27	$2.20	$2.05
Per diluted share (a)	$0.79	$1.25	$2.15	$2.02

(a)       Amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,362,260 in both the three and nine months ended October 2, 2011, and 1,975,260 and 1,879,900 in the three and nine months ended September 26, 2010, respectively.

The company declared and paid dividends of $0.07 per share in each of the first three quarters of 2011 and $0.05 per share in each of the first three quarters of 2010.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17. Financial Instruments and Risk Management (continued)

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $0.7 billion at October 2, 2011, and $1.0 billion at December 31, 2010. The aluminum contracts include economic derivative instruments that are undesignated and receive mark-to-market accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at October 2, 2011, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $9.1 million associated with these contracts. A net loss of $9.9 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting Ball to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at October 2, 2011, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed-rate instruments.

At October 2, 2011, the company had outstanding interest rate swap agreements with notional amounts of $303 million paying fixed rates expiring within the next four years. Included in shareholders’ equity at October 2, 2011, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $0.3 million associated with these contracts, which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Inflation Risk

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At October 2, 2011, the company had inflation options in Europe with notional amounts of $154 million (€115 million). These options are undesignated for hedge accounting purposes and receive mark-to-market accounting. The fair value at October 2, 2011, was insignificant, and the option contracts expire at various times within the next two years.

Foreign Currency Exchange Rate Risk

Ball’s objective in managing exposure to foreign currency fluctuations is to limit the exposure of foreign cash flows and earnings from changes associated with foreign currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages foreign earnings translation volatility through the use of foreign currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s foreign currency translation risk results from the currencies in which we transact business. Ball faces currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not a foreign exchange pass-through arrangement, the company uses forward and option contracts to manage foreign currency exposures. At October 2, 2011, the company had outstanding foreign exchange forward contracts and option collar contracts with notional amounts totaling $434 million. Approximately $0.9 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at October 2, 2011, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at October 2, 2011, expire within the next two years.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17. Financial Instruments and Risk Management (continued)

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to market using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.8 million on pretax earnings. During March and September 2011, the company entered into total return swaps to mitigate the company’s exposure to these mark-to-market fluctuations. One of the swaps will be outstanding until March 2012 and has a notional value of 1 million shares. The other swap will be outstanding until September 2012 and has a notional value of 500,000 shares. As of October 2, 2011, the combined fair value of the swaps was a $0.5 million loss. All gains and losses on the total return swaps are recorded in the consolidated income statement within the selling, general and administrative line.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark-to-market value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of October 2, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $58.2 million and no collateral was required to be posted. As of December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $26.3 million and no collateral was required to be posted.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17. Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of October 2, 2011

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$7.0	$12.6	$19.6
Other derivative contracts	1.9	11.6	13.5
Total current derivative contracts	$8.9	$24.2	$33.1

Noncurrent commodity contracts	$16.7	$—	$16.7
Other noncurrent contracts	0.3	0.2	0.5
Total noncurrent derivative contracts	$17.0	$0.2	$17.2

Liabilities:
Commodity contracts	$42.1	$11.8	$53.9
Foreign currency contracts	6.6	2.4	9.0
Other derivative contracts	1.1	0.5	1.6
Total current derivative contracts	$49.8	$14.7	$64.5

Commodity contracts	$8.4	$0.1	$8.5
Other derivative contracts	0.5	0.1	0.6
Total noncurrent derivative contracts	$8.9	$0.2	$9.1

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

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of October 2, 2011, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The company’s investment in shares of DigitalGlobe was measured using Level 1 inputs at December 31, 2010, and amounted to $22.1 million. These shares were disposed of during March 2011. Additionally, net receivables related to the European scrap metal program totaling $13.9 million at October 2, 2011, and $11.7 million at December 31, 2010, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17. Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three months ended
	October 2, 2011		September 26, 2010
($ in millions)	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$18.7	$(0.2)	$2.0	$(1.7)
Interest rate contracts (b)	—	—	(1.2)	—
Inflation option contracts (c)	—	(0.3)	—	(0.3)
Foreign currency contracts (d)	0.6	10.6	(1.1)	(3.1)
Equity contracts (e)	—	(8.5)	—	—
Total	$19.3	$1.6	$(0.3)	$(5.1)

	Nine months ended
	October 2, 2011		September 26, 2010
($ in millions)	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassifed Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$52.7	$0.4	$(10.5)	$(0.2)
Interest rate contracts (b)	1.3	—	(3.8)	—
Inflation option contracts (c)	—	(0.3)	—	(0.7)
Foreign currency contracts (d)	0.3	6.0	(1.8)	(0.2)
Equity contracts (e)	—	(4.3)	—	—
Total	$54.3	$1.8	$(16.1)	$(1.1)

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

As previously reported in 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s former Baldwinsville, New York, plant and claims damages in the range of $5 million. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in 2010 Ball Corporation’s Canadian subsidiary, Ball Packaging Products Canada Corp. (Ball Canada), was advised by the Ontario Ministry of the Environment (the Ministry) that the Ministry would post, for public comment, a proposed Order under the Environmental Protection Act. The proposed Order would have required Ball Canada to remediate areas that were allegedly contaminated by its predecessor company, Marathon Paper Mills of Canada Limited, including the mill site and the adjacent harbor. That company operated a pulp mill on the north shore of Lake Superior for many years until it was sold to James River Company in 1983. Ball Canada has engaged in mediated discussions with the Ministry and two successor owners and/or operators of the pulp mill with a view to Ball Canada and such owners and/or operators settling all known outstanding claims of the Ministry and against one another and other interested parties. In September 2011, the three companies and the Ministry reached a mediated settlement agreement pursuant to which Ball Canada would be required to pay $3.5 million, mainly towards the remediation of the harbor. The other two companies and the governments of Ontario and Canada would be required to make similar monetary and/or in kind contributions towards the remediation of the mill site and/or the harbor. In October 2011, the settlement was approved by the Ontario Environmental Review Tribunal. Subject to completion of certain conditions and the concurrence of other interested parties, the matter is expected to be concluded near the end of December 2011, at which point Ball Canada and its affiliates would be released by the Ministry and its Canadian (federal) counterpart from all known obligations and liabilities related to the mill site and the harbor. Ball Canada is actively seeking reimbursement of the $3.5 million contribution and its mediation-related costs under various insurance policies that were issued in favor of its predecessor company.

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. In September 2009, the District Court granted Ball’s motion for summary judgment holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. Crown appealed to the U.S. Circuit Court of Appeals for the Federal Circuit

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

18. Contingencies (continued)

seeking to overturn the trial court’s decision. The appellate court reversed that decision by a two-to-one majority in April 2011. BMBCC’s petition to the appellate court for a rehearing of the case was denied in June 2011. The case has been remanded to the district court where BMBCC has renewed its motion for summary judgment of non-infringement, which the court had previously elected not to decide. A decision on this motion is expected over the next several months. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

20. Subsequent Event

On October 28, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common stock using cash on hand and available borrowings. The company advanced the $100 million on November 2, 2011, and received 2,523,836 shares, which represented 90 percent of the total shares as calculated using the closing price on October 28, 2011. The final number of shares will be determined based on the volume-weighted average trading price of the company’s shares over an agreed upon period of time.

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

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. Over the past few years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our operations. To better realign capacity, in 2011 we closed our Torrance, California, plant, relocated one of the lines to our Whitby, Ontario, plant, and redeployed surplus equipment to other locations.

As part of our packaging strategy, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. We will be placing additional emphasis on technology and innovation throughout our businesses during 2011 and beyond. These innovations include new shapes, sizes, opening features and other functional benefits, as well as increasing the use of recycled content and lightweighting of our packages. This ongoing packaging development activity helps us maintain and expand our supply positions with major beverage, food, personal care and household products customers. Our sustainability vision encompasses balancing economic, environmental and social impacts in our decision making and activities. Successfully executing this vision will create long-term, shared value for our stakeholders and Ball is committed to practicing sustainability as a way of doing business.  Our sustainability report and updates on our progress are available at www.ball.com\sustainability.

While the North American metal beverage container manufacturing market is relatively mature, the metal beverage container markets in other parts of the world are growing and are expected to continue to grow in the medium to long term. We have been able to capitalize on growth by adding a plant, as well as additional capacity, in our consolidated Brazilian joint venture and by increasing capacity in some of our European metal beverage container manufacturing facilities by speeding up certain lines and by expansion. In 2010, we announced that we are expanding production of our lightweight Alumi-Tek® bottle to our Golden, Colorado, facility, which will commence production in November 2011, and in 2011, we announced that we will commence specialty can production in our Fort Worth, Texas, plant. We also announced the plans of our Latapack-Ball joint venture to construct a new metal beverage container manufacturing plant in Alagoinhas, Bahia, which is in northeast Brazil, one of the fastest growing regions of the country. The new plant is expected to begin production in early 2012. The output from the first line has been contracted for sale under a long-term agreement. We also announced in March 2011 that we entered into a joint venture agreement with Thai Beverage Can Limited to build a beverage container manufacturing plant in Vietnam that will be completed in early 2012.

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

In October 2011, we announced the acquisition of our partners’ 60 percent interest in the Qingdao, China, joint venture and the relocation of the Qingdao manufacturing equipment to a new wholly owned plant to supply growing demand for beverage cans in the PRC. We expect to report an after-tax gain in the range of $6 million on our previous 40 percent equity interest in this joint venture.

We recognize sales under long-term contracts in the aerospace and technologies segment using the cost-to-cost, percentage of completion method of accounting. The contract mix in the first nine months of 2011 consisted of 58 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 34 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The contracted backlog at October 2, 2011, of approximately $986 million consisted of 48 percent fixed price contracts indicating a continuing trend towards more fixed price business.

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net sales	$2,258.3	$2,035.0	$6,579.2	$5,634.8
Net earnings attributable to Ball Corporation	132.1	227.5	366.5	375.8

The increases in net sales were driven largely by the increase in demand for metal packaging in the PRC, improved beverage container volumes in the Americas, the consolidation of Latapack-Ball, the acquisitions of JFP and the extruded aluminum businesses and improved aerospace program performance. In addition to the business segment performance analyzed in the business segment discussions below, net earnings attributable to Ball Corporation included a lower effective tax rate driven primarily by tax benefits from foreign exchange on a local currency basis in Brazil, a portion of which was attributable to the noncontrolling interest; discontinued operations related to the sale of the plastics business in August 2010; business consolidation costs; debt refinancing costs and the gain and equity earnings in the second and third quarters of 2010 related to the acquisitions of additional interests in JFP and Latapack-Ball. These items are detailed in the “Management Performance Measures” section below.

Business Segment Discussions

Metal Beverage Packaging, Americas and Asia

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net sales	$1,125.4	$1,004.7	$3,321.8	$2,815.1

Segment earnings	$120.1	$112.8	$361.8	$301.3
Business consolidation and other activities (a)	(1.4)	(0.9)	(14.8)	0.4
Total segment earnings	$118.7	$111.9	$347.0	$301.7

(a)       Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil (since August 2010) and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. Our acquisition of the remaining 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC, (JFP) was completed in June 2010. In August 2010, we acquired an additional economic interest in our Brazilian joint venture (Latapack-Ball), and its results since the date of acquisition are consolidated and included in the metal beverage packaging, Americas, segment.

Segment sales in the third quarter and first nine months of 2011 were $120.7 million and $506.7 million higher compared to the same periods in 2010, respectively. The increase in the third quarter was mainly attributable to higher sales volumes in the Americas and the PRC of $45 million, the consolidation of Latapack-Ball of $25 million and higher commodity input prices of $47 million. The higher sales in the first nine months were mainly due to higher sales volumes in the Americas and the PRC, the consolidation of Latapack-Ball, the acquisition of JFP, and higher commodity input prices.

Segment earnings in the third quarter and first nine months of 2011 were $7.3 million and $60.5 million higher than in the same periods of 2010, respectively. The higher earnings in the third quarter were mainly attributable to improved sales volumes of $12 million and the consolidation of Latapack-Ball, partially offset by unfavorable price/product mix and higher out-of-pattern freight costs. Higher earnings in the first nine months were mainly due to higher sales volumes, the consolidation of Latapack-Ball, the acquisition of JFP, partially offset by unfavorable price/product mix and by higher manufacturing and distribution costs.

Metal Beverage Packaging, Europe

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net sales	$515.7	$443.7	$1,566.6	$1,290.5

Segment earnings	$64.9	$63.7	$202.7	$171.2
Business consolidation and other activities (a)	—	—	(2.9)	—
Total segment earnings	$64.9	$63.7	$199.8	$171.2

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

Segment sales in the third quarter and nine months of 2011 increased $72.0 million and $276.1 million compared to the same periods in 2010, respectively. The increase in the third quarter mainly included the inclusion of Aerocan sales of $53 million and the effect of foreign exchange rates of $45 million, partially offset by lower sales volumes of $35 million. The increase in the first nine months was mainly due to the Aerocan acquisition, the effect of foreign exchange rates and slightly higher sales volumes.

Segment earnings in the third quarter and first nine months of 2011 increased $1.2 million and $31.5 million compared to the same periods in 2010, respectively. The slight increase in the quarter was mainly due to earnings contribution from the Aerocan acquisition of $11 million and the effect of foreign exchange rates, partially offset by lower sales volumes. The higher earnings in the first nine months were mainly due to earnings contribution from the Aerocan acquisition, the effect of foreign exchange rates and slightly higher volumes, partially offset by higher inventory and other costs.

Metal Food and Household Products Packaging, Americas

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net sales	$413.2	$420.1	$1,103.6	$1,017.5

Segment earnings	$39.5	$49.4	$120.6	$104.5
Business consolidation and other activities (a)	(1.4)	13.2	(1.4)	13.2
Total segment earnings	$38.1	$62.6	$119.2	$117.7

The metal food and household products packaging, Americas, segment consists of operations located in the U.S. and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and, with the July 2010 acquisition of Neuman Aluminum, aluminum slugs.

Segment sales in the third quarter of 2011 decreased by $6.9 million compared to the third quarter of 2010 mainly as a result of lower sales volumes of $34 million due to a poor seasonal food pack, partially offset by the inclusion of a full quarter of aluminum slug sales in 2011 of $17 million. Segment sales in the first nine months of 2011 increased $86.1 million compared to the same period in 2010 mainly due to the inclusion of aluminum slug sales, partially offset by lower sales volumes.

Segment earnings in the third quarter decreased by $9.9 million compared to the third quarter of 2010 mainly due to higher manufacturing and commodity costs and lower sales volumes, partially offset by improved pricing/product mix. Segment earnings in the first nine months increased by $16.1 million compared to the first nine months of 2010 mainly due to inventory holding gains in 2011, improved pricing/product mix, contribution from aluminum slug sales and improved manufacturing and cost performance, partially offset by lower sales volumes.

Aerospace and Technologies

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net sales	$208.4	$167.9	$599.5	$513.1
Segment earnings	21.2	18.4	61.6	50.5

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used in the defense, civil space and commercial space industries.

Segment sales in the third quarter and nine months of 2011 increased $40.5 million and $86.4 million, respectively, compared to the same periods in 2010 due to higher sales from U.S. national defense contracts and existing commercial programs, partially offset by lower sales from civil space programs.

Segment earnings in the third quarter and nine months of 2011 increased $2.8 million and $11.1 million, respectively, compared to the same periods of 2010 due to improved performance on fixed-price contracts and earnings on the sales increase discussed above.

Contracted backlog in the aerospace and technologies segment was approximately $986 million at October 2, 2011, compared to approximately $989 million at December 31, 2010. Comparisons of backlog are not necessarily indicative of the trend of future operations.

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

The following table summarizes the operating results for the discontinued operations:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Net sales	$—	$55.3	$—	$318.5

Earnings from operations	$—	$1.9	$—	$3.3
Impairment loss	—	—	—	(107.1)
Gain (loss) on sale of business	—	9.9	(0.8)	9.9
Business consolidation and other activities	(2.2)	(2.8)	(4.0)	(10.1)
Tax benefit (provision)	0.9	(3.7)	1.9	30.6
Discontinued operations, net of tax	$(1.3)	$5.3	$(2.9)	$(73.4)

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from available information. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $89.7 million in the third quarter of 2011 compared to $93.0 million for the third quarter of 2010 and $282.2 million for the first nine months of 2011 compared to $249.9 million for the first nine months of 2010. The decrease in SG&A expenses in the third quarter of 2011 was due to lower employee compensation costs of $13 million, primarily related to mark-to-mark adjustments for the company’s deferred compensation stock plan, partially offset by the consolidation of our acquisitions and other higher costs that were individually insignificant. The increase in SG&A expenses in the first nine months of 2011 was due to unfavorable foreign exchange effects, higher professional service costs, the consolidation of our acquisitions and other higher costs that were individually insignificant, partially offset by lower employee compensation costs.

Interest and Taxes

Consolidated interest expense was $43.0 million in the third quarter of 2011 compared to $36.2 million for the third quarter of 2010 and $134.7 million for the first nine months of 2011 compared to $114.8 million for the first nine months of 2010. The first nine months of 2010 included $8.1 million for the call premium and write off of unamortized financing costs and unamortized issuance premiums related to the redemption of Ball’s senior notes due December 2012. The higher interest expense in 2011 compared to the 2010 amounts excluding the debt refinancing costs was due to higher levels of debt related to the acquisitions of Aerocan, JFP and Neuman, the consolidation of Latapack-Ball and higher share repurchases, as well as the refinancing of the company’s bank credit facility in December 2010.

The effective income tax rate for earnings from continuing operations was approximately 30 percent for the first nine months of both 2011 and 2010. The primary impact on the 2011 effective income tax rate was a tax benefit of research and development income tax credits and $11 million from the foreign exchange rate fluctuations in Brazil on non-local currency denominated liabilities, partially offset by a lower manufacturing deduction and a higher mix of earnings to higher taxed jurisdictions. The primary impact on the 2010 effective income tax rate was an $8 million net tax benefit due to a change in the tax status of a foreign investment, the release of a tax reserve and overall favorable mix of earnings to lower taxed jurisdictions. The full-year 2011 effective income tax rate on continuing operations is expected to remain below 31 percent.

Equity in Results of Affiliates

In August 2010, we acquired an additional 10.1 percent economic interest in our Brazilian beverage packaging joint venture, Latapack-Ball, increasing our overall economic ownership interest in the joint venture to 60.1 percent and resulting in the consolidation of the joint venture. In connection with the acquisition of the additional interest in Latapack-Ball, we recorded a gain of $81.8 million on the fair value of the previously held 50 percent equity ownership as a result of required purchase accounting.

In June 2010, we acquired the remaining 65 percent interest in a joint venture metal beverage can and end plant in Sanshui (Foshan), PRC, for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement. In connection with the acquisition, we recorded equity earnings of $24.1 million, which was composed of equity earnings, gains on the forgiveness of debt and guarantees and a gain realized on the fair value of Ball’s equity investment as a result of the required purchase accounting.

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

	Nine months ended
	October 2,	September 26,
($ in millions)	2011	2010

Cash flows provided by (used in) operating activities (including discontinued operations)	$441.0	$371.4
Cash flows provided by (used in) investing activities (including discontinued operations)	(626.3)	5.8
Cash flows provided by (used in) financing activities	216.3	(416.6)

The cash flows from operations for the nine months ended September 26, 2010, included $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the adoption of prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable, resulting in a $250 million working capital outflow from operating activities in the statement of cash flows.

Cash flows from operations were $441.0 million in the first nine months of 2011 compared to $621.4 million in the first nine months of 2010, excluding the $250 million impact from the change in accounting discussed above, due primarily to working capital changes related to operations in Europe and the consolidation of Latapack-Ball. We expect 2011 capital expenditures for property, plant and equipment to be approximately $500 million, of which $323.8 million occurred during the first nine months of 2011 and an additional $164 million was contractually committed as of October 2, 2011. Capital expenditures are generally funded by cash flows from operations.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $30 million in 2011. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $25 million for the full year.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until December 2015, the company’s liquidity is expected to be sufficient to meet its ongoing operating cash flow and debt service requirements. Interest-bearing debt of $3.5 billion at October 2, 2011, was higher than the amount outstanding at December 31, 2010, of $2.8 billion. The increase in debt included approximately $300 million of long-term borrowings under our multi-currency revolver for the Aerocan acquisition, as well as higher borrowings for normal seasonal working capital requirements.

At October 2, 2011, $730 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to the long-term committed credit facilities, the company had $526 million of short-term uncommitted credit facilities available at October 2, 2011, of which $149.4 million was outstanding and due on demand.

On August 1, 2011, the company entered into an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under the new agreement can vary between $150 million and $275 million depending on the seasonality of the company’s business. At October 2, 2011, $265.8 million of accounts receivable were sold under this agreement. There were no accounts receivable sold at December 31, 2010, under the company’s previous securitization program that allowed for borrowings of between $125 million and $175 million.

The U.S. note agreements, bank credit agreement, industrial development revenue bond agreements and the new accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at October 2, 2011, and December 31, 2010, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

Share Repurchases

Our share repurchases, net of issuances, totaled $381.3 million in the first nine months of 2011 compared to $318.0 million in the first nine months of 2010.  For the full year of 2011, we expect to repurchase at least $450 million of our common shares, net of issuances, compared to $506.7 million in 2010.

On October 28, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common stock using cash on hand and available borrowings. The company advanced the $100 million on November 2, 2011, and received 2,523,836 shares, which represented 90 percent of the total shares as calculated using the closing price on October 28, 2011. The final number of shares will be determined based on the volume-weighted average trading price of the company’s shares over an agreed upon period of time.

On August 2, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common stock using cash on hand and available borrowings. The company advanced the $125 million on August 5, 2011, and received 3,077,976 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled on September 15, 2011, and the company received an additional 526,532 shares.

In February 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common stock using cash on hand and available borrowings. The company advanced the $125 million on February 22, 2010, and received 4,323,598 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled in May 2010, and the company received an additional 398,206 shares.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions)	2011	2010	2011	2010

Earnings before taxes, as reported	$185.6	$196.9	$542.0	$473.0
Interest expense	43.0	36.2	134.7	114.8
Earnings before interest and taxes (EBIT)	228.6	233.1	676.7	587.8
Business consolidation activities	3.3	(11.6)	19.7	(9.8)
EBIT before above transacctions (Comparable EBIT)	$231.9	$221.5	$696.4	$578.0

Our calculation of comparable net earnings is summarized below:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
($ in millions, except per share amounts)	2011	2010	2011	2010

Net earnings attributable to Ball Corporation, as reported	$132.1	$227.5	$366.5	$375.8
Discontinued operations, net of tax	1.3	(5.3)	2.9	73.4
Business consolidation and other activities, net of tax	2.0	(10.7)	12.1	(9.6)
Gain and equity earnings related to acquisition, net of tax	—	(83.8)	—	(105.9)
Debt refinancing costs, net of tax	—	—	—	4.9
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$135.4	$127.7	$381.5	$338.6

Per diluted share, as reported (a)	$0.79	$1.25	$2.15	$2.02
Per diluted share, as adjusted (a)	$0.81	$0.70	$2.24	$1.82

(a)     Amounts in 2010 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Our calculations of comparable EBITDA, the comparable EBIT to interest ratio and the net debt to comparable EBITDA ratio for the 12 months ended October 2, 2011, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$483.0
Add interest expense	178.1
Add tax provision	193.8
Less equity in results of affiliates	(1.4)
Earnings before interest and taxes (EBIT)	853.5
Business consolidation and other activities	18.5
Comparable EBIT	872.0
Add depreciation and amortization	295.5
Comparable EBITDA	$1,167.5

Interest expense, excluding debt refinancing costs of $0.7 million	$(177.4)

Total debt at October 2, 2011	$3,456.7
Less cash	(190.1)
Net debt	$3,266.6

Comparable EBIT/Interest	4.9	x
Net debt/Comparable EBITDA	2.8	x

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

FORWARD-LOOKING STATEMENT

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the ongoing global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of other restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including the recent sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith, including the recent disposition of our plastics business and the recent Aerocan S.A.S. acquisition; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; recent uncertainties surrounding sovereign debt of various European countries, including Greece, Portugal, Spain and Italy, as well as Standard & Poor’s recent ratings downgrade of United States government debt; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.                OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended October 2, 2011, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended October 2, 2011.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 4 to August 7, 2011	3,080,745		$34.68	3,080,745	12,511,156
August 8 to September 4, 2011	642,367		$35.24	642,367	11,868,789
September 5 to October 2, 2011	569,134		$34.66	569,134	11,299,655
Total	4,292,246	(a)	$34.76	4,292,246

(a)       Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.

(b)     The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 26, 2011, the Board authorized the repurchase by the company of up to a total of 20 million post-split shares. This repurchase authorization also replaced all previous authorizations.

Item 3.           Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended October 2, 2011.

Item 4.           (Reserved)

Item 5.    Other Information

There were no events required to be reported under Item 5 for the quarter ended October 2, 2011.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended October 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 7, 2011

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

October 2, 2011

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended October 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text (Furnished herewith.)

EX-101