Form 10-K
period 2011-12-31
BALL CORP
filed 2012-02-22
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7349

Ball Corporation

State of Indiana           35-0160610

10 Longs Peak Drive, P.O. Box 5000

Broomfield, Colorado  80021-2510

Registrant’s telephone number, including area code:  (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as define d in Rule 405 of the Securities Act.  YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $6.5 billion based upon the closing market price and common shares outstanding as of July 3, 2011.

Number of shares and  rights outstanding as of the latest practicable date.

Class	Outstanding at February 15, 2012
Common Stock, without par value Preferred Stock Purchase Right	156,118,400 shares 78,059,200 rights

DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy statement to be filed with the Commission within 120 days after December 31, 2011, to the extent indicated in Part III.

Ball Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2011

PART I

Item 1.                Business

Ball Corporation and its consolidated subsidiaries (Ball, we, the company or our) is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment. In 2011, our total consolidated net sales were $8.6 billion. Our packaging businesses were responsible for 91 percent of our net sales, with the remaining 9 percent contributed by our aerospace business.

Our largest product lines are aluminum and steel beverage containers. We also produce steel food containers and steel and aluminum aerosol containers for beverages, food, personal care and household products, as well as steel paint cans, decorative steel tins and aluminum slugs.

We sell our packaging products mainly to major beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC), Brazil and Argentina, as do our equity joint ventures in the U.S. and Vietnam. Net sales to our major customers, as a percentage of consolidated net sales for 2011, 2010 and 2009, were as follows:

•                  MillerCoors LLC represented approximately 9.5 percent, 9.9 percent and 11.1 percent, respectively;

•                  Coca-Cola Bottlers’ Sales & Services Company LLC represented approximately 10.7 percent, 6.1 percent and 6.0 percent, respectively; and

•                  Pepsi-Cola Advertising and Marketing, Inc., represented approximately 9.1 percent, 11.7 percent and 8.4 percent, respectively.

Our aerospace business is a leader in the design, development and manufacture of innovative aerospace systems for civil, commercial and national security aerospace markets. It produces spacecraft, instruments and sensors, radio frequency systems and components, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions.

We are headquartered in Broomfield, Colorado, U.S. Our stock is traded on the New York Stock Exchange under the ticker symbol BLL.

Our Strategy

Our overall business strategy is defined by our Drive for 10 vision, which at its highest level is a mindset around perfection, with a greater sense of urgency around our future success.  Our Drive for 10 vision encompasses five strategic levers that are key to growing our businesses and achieving long-term success. These five levers are:

•      Maximizing value in our existing businesses

•      Expanding into new products and capabilities

•      Aligning ourselves with the right customers and markets

•      Broadening our geographic reach and

•      Leveraging our know-how and technological expertise to provide a competitive advantage

We also maintain a clear and disciplined financial strategy focused on improving shareholder returns through:

•      Delivering long-term earnings per share growth of 10 percent to 15 percent per annum

•      Focusing on free cash flow generation

•      Increasing Economic Value Added (EVA®)

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund stock buy-back programs and dividend payments, (3) to fund strategic capital investments and (4) to service the company’s debt. We will, when we believe it will benefit the company and our shareholders, make strategic acquisitions, enter into joint ventures or divest parts of our company. The compensation of many of our employees is tied directly to the company’s performance through our EVA® incentive programs.

Our Reporting Segments

Ball Corporation reports its financial performance in four reportable segments: (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; and (4) aerospace and technologies. Ball also has investments in the U.S. and Vietnam which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Financial information related to each of our segments is included in Note 2 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Profitability is sensitive to selling prices, production volumes, labor, transportation, utility and warehousing costs, as well as the availability and price of raw materials, such as aluminum ingot and coils, tinplate steel and other direct materials. These raw materials are generally available from several sources, and we have secured what we consider to be adequate supplies and are not experiencing any shortages. There has been significant consolidation of raw material suppliers in both North America and Europe over the past several years. Raw materials, energy sources and other resources used in production may from time to time be in short supply or unavailable globally due to external factors. We cannot predict the timing or effects, if any, of such occurrences on future operations.

Metal Beverage Packaging, Americas and Asia, Segment

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 51 percent of consolidated net sales in 2011. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Americas

Metal beverage containers and ends are produced at 18 manufacturing facilities in the U.S., one in Canada and three in Brazil. Can ends are produced within four of the U.S. facilities, including two facilities that manufacture only ends, and one facility in Brazil. Additionally, Rocky Mountain Metal Container, LLC, a 50-percent investment owned by Ball and MillerCoors, LLC, operates metal beverage container and end manufacturing facilities in Golden, Colorado.

Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases in its existing facilities and may establish additional manufacturing capacity to the extent required by the growth or decline of any of the markets we serve. In January 2011, we announced plans to close our Torrance, California, U.S., facility; relocate a line from the Torrance facility to our Whitby, Ontario, Canada, facility and expand specialty can production in our Fort Worth, Texas, U.S., facility. In February 2011, we announced plans to construct a new metal beverage container manufacturing facility in northeast Brazil, which is one of the fastest growing regions of the country. The new facility will be located in Alagoinhas, Bahia, and is expected to begin production in early 2012. The output from the first line has been contracted under a long-term supply agreement. In the second half of 2011, we reduced capacity in our Columbus, Ohio, U.S., metal beverage container facility.

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

According to publicly available information and company estimates, the combined Americas metal beverage container industry represents approximately 123 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada and three companies manufacture substantially all such containers in Brazil. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced approximately 43 billion recyclable metal beverage containers in the Americas in 2011 — about 35 percent of the aggregate production for those markets. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September while in Brazil, sales volumes tend to be highest from September through December. All of the beverage cans produced by Ball in the U.S., Canada and Brazil are made of aluminum, as are almost all beverage cans produced by our competitors in those countries. In 2011 we were able to recover substantially all aluminum-related cost increases levied by sheet producers through either financial or contractual means. In the metal beverage packaging, Americas, segment, five aluminum suppliers provide virtually all of our requirements.

Metal beverage containers are sold based on price, quality, service, innovation and sustainability in a highly competitive market, which is relatively capital intensive and is characterized by facilities that run more or less continuously in order to operate profitably. In addition, the metal beverage container competes aggressively with other packaging materials.

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

Asia

The metal beverage container market in the PRC is approximately 18 billion containers, of which Ball’s operations represented an estimated 28 percent in 2011. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC, and we plan to prudently add capacity where necessary to continue to supply this growing market. Eight other manufacturers account for the remainder of the production. Our operations include the manufacture of aluminum containers and ends in five facilities in the PRC. We also manufacture and sell high-density plastic containers in two PRC facilities primarily servicing the motor oil industry.

In October 2011, we acquired our partners’ 60 percent interest in Qingdao M.C. Packaging Ltd. (QMCP), a joint venture metal beverage container facility in Qingdao, PRC. The facility is being relocated and expanded in Qingdao, PRC, and is expected to begin production by the end of the first quarter of 2012.  Additionally, in March 2011, we entered into a joint venture agreement with Thai Beverage Can Limited to construct a beverage container manufacturing facility in Vietnam that will begin production in the first quarter of 2012.

In June 2010, we acquired Guangdong Jianlibao Group Co., Ltd’s 65 percent interest in a joint venture metal beverage container and end facility (JFP) in Sanshui (Foshan), PRC. Ball had owned 35 percent of the joint venture facility since 1992. Ball acquired the 65 percent interest for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term beverage can supply agreement with Jianlibao and one of its affiliates.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Metal Beverage Packaging, Europe, Segment

The European metal beverage container market, excluding Russia, is approximately 52 billion containers, and we are the second largest producer with an estimated 30 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix.

In January 2011, Ball completed the acquisition of Aerocan S.A.S. (Aerocan), a leading European supplier of extruded aluminum aerosol containers, for €221.7 million ($295.2 million) in cash and assumed debt, which is net of $26.2 million of cash acquired. The acquisition of Aerocan has enabled Ball to expand into a new product category that is growing faster than other parts of our business, while aligning with a new customer base at returns that meet or exceed the company’s cost of capital. See Note 3 to the consolidated financial statements within Item 8 of this annual report for further details.

The metal beverage packaging, Europe, segment, which accounted for 23 percent of Ball’s consolidated net sales in 2011, supplies two-piece metal beverage containers and ends for producers of carbonated soft drinks, beer, energy drinks and other beverages, as well as extruded aluminum aerosol containers and aluminum slugs. The European operations consist of 16 facilities — 10 beverage container facilities, three extruded aluminum aerosol facilities, two beverage end facilities and one aluminum slug facility — of which four are located in Germany, four in the United Kingdom, four in France and one each in the Netherlands, Poland, Serbia and the Czech Republic. In addition, Ball is currently renting additional space on the premises of a supplier in Haslach, Germany, in order to produce the Ball Resealable End (BRE). The European beverage facilities produced approximately 17 billion metal beverage containers in 2011, with approximately 58 percent of those being produced from aluminum and 42 percent from steel. Six of the beverage container facilities use aluminum and four use steel. The European aluminum aerosol facilities produced approximately 700 million aluminum aerosol containers in 2011.

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

European raw material supply contracts are generally for a period of one year, although Ball has negotiated some longer term agreements. In Europe three steel suppliers and four aluminum suppliers provide approximately 95 percent of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of the European operations are non-U.S. dollars. The company generally tries to minimize the resulting exchange rate risk using derivative and supply contracts in local currencies. In addition, purchase and sales contracts generally include fixed price, floating and pass-through pricing arrangements.

Metal Food and Household Products Packaging, Americas, Segment

The metal food and household products packaging, Americas, segment, accounted for 17 percent of consolidated net sales in 2011. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs. There are a total of 15 facilities in the U.S. and Canada that produce these products. In addition, the company manufactures and sells steel aerosol containers in two facilities in Argentina.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2011 shipments of approximately 5 billion steel food containers to be approximately 18 percent of total U.S. and Canadian metal food container shipments. We estimate our aerosol business accounts for approximately 41 percent of total annual U.S. and Canadian steel aerosol shipments. In the U.S. and Canada, we are the leading supplier of aluminum slugs used in the production of extruded aluminum aerosol containers and estimate our percentage of the total industry shipments to be approximately 98 percent.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and the stand-up pouch. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. In North America, two steel suppliers provide nearly 65 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs. In 2011, we were able to pass through the majority of steel cost increases levied by producers.

Cost containment is crucial to maintaining profitability in the food and aerosol container manufacturing industries and Ball is focused on doing so. Toward that end, in the second quarter of 2011, Ball closed its metal food container manufacturing facility in Richmond, British Columbia; and during prior years, Ball closed its aerosol container manufacturing facilities in Tallapoosa, Georgia, and Commerce, California. The two aerosol facility closures resulted in a net reduction in manufacturing capacity of 10 production lines, including the relocation of two high-speed aerosol lines to other existing Ball facilities, and allowed us to supply customers from a more consolidated asset base.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 9 percent of consolidated net sales in 2011, includes national defense hardware; antenna and video component technologies; civil and operational space hardware; and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 87 percent of segment sales in 2011.

Intense competition and long operating cycles are key characteristics of both the company’s business and the aerospace and defense industry. It is common in the aerospace and defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, become a subcontractor for the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts, or vice versa.

Geopolitical events, and shifting executive and legislative branch priorities have resulted in an increase in opportunities over the past decade in areas matching our aerospace and technologies segment’s core capabilities in space hardware. In 2011, we saw an increase in space hardware orders, our traditional strength, combined with continued growth in opportunities related to our information services and tactical components. The businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and Earth sciences, and defense and intelligence applications. Major activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

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

Backlog in the aerospace and technologies segment was $897 million and $989 million at December 31, 2011 and 2010, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2011 backlog includes $507 million expected to be recognized in revenues during 2012, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $470 million and $620 million at December 31, 2011 and 2010, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

Discontinued Operations — Plastic Packaging, Americas

In August 2010, we completed the sale of our plastics packaging, Americas, business to Amcor Limited and received gross proceeds of $258.7 million. This amount included $15 million of contingent consideration recognized at closing and is net of post-closing adjustments of $21.3 million. The sale of our plastics packaging business included five U.S. facilities that manufactured polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets and liabilities.

Patents

In the opinion of the company’s management, none of our active patents or groups of patents is material to the successful operation of our business as a whole. We manage our intellectual property portfolio to obtain the durations necessary to achieve our business objectives.

Research and Development

Research and development (R&D) efforts in our packaging segments are primarily directed toward packaging innovation, specifically the development of new features, sizes, shapes and types of containers, as well as new uses for existing containers. Other R&D efforts in these segments seek to improve manufacturing efficiencies and the overall sustainability of our products. Our R&D activities are primarily conducted in the Ball Technology & Innovation Center (BTIC) located in Westminster, Colorado, U.S., and in a technical center located in Bonn, Germany.

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

Additional information regarding company R&D activity is contained in Note 1 to the consolidated financial statements within Item 8 of this annual report, as well as included in Item 2, “Properties.”

Sustainability and the Environment

Sustainability is a key part of maximizing value at Ball. We believe that our triple bottom line approach — balancing the economic, environmental and social impacts of our products and operations in our decision-making process — creates long-term value for all of our stakeholders. Our priorities with regard to our people and the environment are to ensure the safety and development of our employees, continue to increase the sustainability of our products and reduce waste and the use of energy and water in our operations.

Metal packaging is the most recycled packaging in the world. The 2010 recycling rate in the U.S. for aluminum cans was 58 percent, the highest recycling rate for any beverage container. The 2009 U.S. recycling rate for steel cans was 66 percent. According to the most recently published data in North America, the aluminum can sheet we buy contains an average of 68 percent total recycled content and the average total recycled content for steel sheet is 33 percent.

Recycling rates vary throughout Europe but average around 64 percent for aluminum containers and 72 percent for steel containers, which exceeds the European Union’s goal of 50 percent recycling for metals. Due in part to the intrinsic value of aluminum and steel, metal packaging recycling rates in Europe compare favorably to those of other packaging materials. Ball’s European operations help establish and financially support recycling initiatives in growing markets, such as Poland and Serbia, to educate consumers about the benefits of recycling aluminum and steel containers and to increase recycling rates. We have initiated a similar program in the PRC to educate consumers in that market regarding the benefits of recycling.

Compliance with federal, state, provincial and local laws relating to protection of the environment has not had a material adverse effect upon the capital expenditures, earnings or competitive position of the company. As more fully described in Note 21 to the consolidated financial statements within Item 8 of this annual report, various federal and state environmental agencies have designated the company as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. However, the company’s information at this time indicates that these matters will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

While deposit systems and other container-related legislation have been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in many others. The company anticipates that continuing efforts will be made to consider and adopt such legislation in the future. The packages we produce are widely used and perform well in U.S. states, Canadian provinces and European countries that have deposit systems, as well as in other countries world-wide.

Employee Relations

At the end of 2011, the company and its subsidiaries employed approximately 9,100 employees in the U.S. and 5,900 in other countries. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics booklet; and Ball Corporation Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee charters. These documents are set forth on the company’s website at www.ball.com, under the link “Investors,” and then under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s sustainability report and updates on Ball’s progress are available at www.ball.com/sustainability.

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer and controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com under the link “Investors,” and then under the link “Corporate Governance.”

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

There can be no assurance that the company’s business acquisitions will be successfully integrated into the acquiring company. (See Note 3 to the consolidated financial statements within Item 8 of this annual report for details of acquisitions made during the three years ended December 31, 2011.)

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

We sell a majority of our packaging products to relatively few major beverage, packaged food, personal care and household product companies, some of which operate in North America, South America, Europe and Asia.

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

Competition within the packaging and aerospace industries is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, innovation and sustainability, service and quality. In the aerospace industry they are technical capability, cost and schedule. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have significant excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

We are subject to competition from alternative products, which could result in lower profits and reduced cash flows.

Our metal packaging products are subject to significant competition from substitute products, particularly plastic carbonated soft drink bottles made from PET, single serve beer bottles and other food and beverage containers made of glass, cardboard or other materials. Competition from plastic carbonated soft drink bottles is particularly intense in the  U.S., Europe and the PRC. Certain of our aerospace products are also subject to competition from alternative products and solutions. There can be no assurance that our products will successfully compete against alternative products, which could result in a reduction in our profits or cash flow.

Our packaging businesses have a narrow product range, and our business would suffer if usage of our products decreased.

For the 12 months ended December 31, 2011, 75 percent of our consolidated net sales were from the sale of metal beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of metal beverage containers. Our business would suffer if the use of metal beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, or the demand for aluminum and steel containers does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Changes in laws and governmental regulations may adversely affect our business and operations.

We and our customers and suppliers are subject to various federal, state and provincial laws and regulations, which are increasing in number and complexity. Each of our, and their, facilities is subject to federal, state, provincial and local licensing and regulation by health, environmental, workplace safety and other agencies in multiple jurisdictions. Requirements of governmental authorities with respect to manufacturing, manufacturing facility locations within the jurisdiction, product content and safety, climate change, workplace safety and health, environmental, expropriation of assets and other standards could adversely affect our ability to manufacture or sell our products, and the ability of our customers and suppliers to manufacture and sell their products. In addition, we face risks arising from compliance with and enforcement of increasingly numerous and complex federal, state and provincial laws and regulations.

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

We derived approximately 38 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2011. This sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

•                  political and economic instability in international markets;

•                  governments’ restrictive trade policies;

•                  the imposition of duties, taxes or government royalties;

•                  exchange rate risks;

•                  difficulties in enforcement of contractual obligations and intellectual property rights; and

•                  the geographic, language and cultural differences between personnel in different areas of the world.

Any of these factors, many of which are also present in the U.S., could materially adversely affect our business, financial condition or results of operations.

We are exposed to exchange rate fluctuations.

Our reporting currency is the U.S. dollar. Historically, a portion of Ball’s operations, including assets and liabilities and revenues and expenses, have been denominated in various currencies other than the U.S. dollar, and we expect such operations will continue to be so denominated. As a result, the U.S. dollar value of these operations has varied, and will continue to vary, with exchange rate fluctuations. Ball has been, and is presently, primarily exposed to fluctuations in the exchange rate of the euro, British pound, Canadian dollar, Polish zloty, Chinese yuan and the Brazilian real. We are also exposed, to a lesser extent, to fluctuations in the Argentine peso, Serbian dinar and Czech koruna.

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

We believe that our future success depends, in part, on our experienced management team. Unforeseen losses of key members of our management team without appropriate succession and or compensation planning could make it difficult for us to manage our business and meet our objectives.

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

Prolonged work stoppages at facilities with union employees could jeopardize our financial position.

As of December 31, 2011, approximately 50 percent of our approximately 4,800 North American packaging facility employees and approximately 84 percent of our European packaging plant employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

Our aerospace and technologies segment is subject to certain risks specific to that business.

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

We use estimates in accounting for many of our programs in our aerospace business, and changes in our estimates could adversely affect our future financial results.

We account for sales and profits on some long-term contracts in our aerospace business in accordance with the percentage-of-completion method of accounting, using the cumulative catch-up method to account for updates in estimates. The percentage-of-completion method of accounting involves the use of various estimating techniques to project revenues and costs at completion and various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries, future labor performance and rates, and material and overhead costs. These assumptions involve various levels of expected performance improvements. Under the cumulative catch-up method, the impact of updates in our estimates related to units shipped to date is recognized immediately.

Because of the significance of the judgments and estimates described above, it is likely that we could record materially different amounts if we used different assumptions or if the underlying circumstances or estimates were to change. Accordingly, updates in underlying assumptions, circumstances or estimates may materially affect our future financial performance.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to environmental hazards, such as emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances. We have been designated, along with numerous other companies, as a potentially responsible party for the cleanup of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. There is increased focus on the regulation of greenhouse gas emissions and other environmental issues worldwide.

Our business faces the potential of increased regulation on some of the raw materials utilized in our packaging operations.

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, such as epoxy-based coatings utilized in our can making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the United States, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe, and regulatory agencies have stated that human exposure to BPA from epoxy-based can coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements could have a material adverse effect on our business, financial condition or results of operations.  Ball recognizes that significant interest exists in non epoxy-based coatings, and we have been proactively working with coatings suppliers and our customers to evaluate alternatives to current coatings.

Net earnings and net worth could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2011. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth.

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

On December 31, 2011, we had total debt of $3.1 billion and unused committed credit lines of approximately $1 billion. A reduction in global market liquidity could:

•                  restrict our ability to fund working capital, capital expenditures, research and development expenditures and other business activities;

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

In addition, approximately one-third of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

The global credit, financial and economic environment could have a negative impact on our results of operations, financial position or cash flows.

The overall credit, financial and economic environment could have significant negative effects on our operations, including the following:

•                  the creditworthiness of customers, suppliers and counterparties could deteriorate resulting in a financial loss or a disruption in our supply of raw materials;

•                  volatile market performance could affect the fair value of our pension assets, potentially requiring us to make significant additional contributions to our defined benefit plans to maintain prescribed funding levels;

•                  a significant weakening of our financial position or operating results could result in noncompliance with our debt covenants; and

•                  reduced cash flow from our operations could adversely affect our ability to execute our long-term strategy to increase liquidity, reduce debt, repurchase our stock and invest in our businesses.

Changes in U.S. generally accepted accounting principles (U.S. GAAP) and Securities and Exchange Commission (SEC) rules and regulations could materially impact our reported results.

U.S. GAAP and SEC accounting and reporting changes are common and have become more frequent and significant over the past several years. Furthermore, the U.S. and international accounting standard setters are in the process of jointly converging several key accounting standards. These changes could have significant effects on our reported results when compared to prior periods and other companies and may even require us to retrospectively adjust prior periods. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that analysts and credit rating agencies use to rate Ball and ultimately our ability to access the credit markets in an efficient manner.

Increased information technology (IT) security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Item 1B.  Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.    Properties

The company’s properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace and technologies segment management offices are located in Broomfield, Colorado, U.S. The Colorado-based operations of the aerospace and technologies segment occupy a variety of company-owned and leased facilities in Broomfield, Boulder and Westminster, which together aggregate 1.4 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations carry on business in smaller company-owned and leased facilities in New Mexico, Ohio, Virginia and Washington, D.C.

The offices of the company’s various North American packaging operations are located in Westminster, Colorado, U.S.; the offices for the European packaging operations are located in Ratingen, Germany; the offices for the PRC packaging operations are located in Hong Kong; and Latapack-Ball’s offices are located in São Paulo, Brazil. The company’s BTIC research and development facility and technical center are located in Westminster, Colorado, U.S., and in Bonn, Germany, respectively.

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

Approximate
Floor Space in
Plant Location	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities:
North America
Fairfield, California	337,000
Golden, Colorado	509,000
Gainesville, Florida	88,000
Tampa, Florida	276,000
Rome, Georgia	386,000
Kapolei, Hawaii	131,000
Monticello, Indiana	356,000
Saratoga Springs, New York	290,000
Wallkill, New York	312,000
Reidsville, North Carolina	452,000
Columbus, Ohio	250,000
Findlay, Ohio (a)	733,000
Whitby, Ontario	205,000
Conroe, Texas	275,000
Fort Worth, Texas	322,000
Bristol, Virginia	242,000
Williamsburg, Virginia	400,000
Fort Atkinson, Wisconsin	250,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Jacarei, Sao Paulo, Brazil	467,000
Salvador, Bahia, Brazil	99,000
Tres Rios, Rio de Janeiro, Brazil	418,000

(a)     Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location (continued)	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities (continued):
Asia
Beijing, PRC	303,000
Hubei (Wuhan), PRC	237,000
Sanshui (Foshan), PRC	564,000
Shenzhen, PRC	331,000
Taicang, PRC (leased)	81,000
Tianjin, PRC	47,000
Qingdao, PRC	326,000

Metal beverage packaging, Europe, manufacturing facilities:
Velim, Czech Republic	186,000
Beaurepaire, France	83,000
Bellegarde, France	124,000
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	283,000
Hermsdorf, Germany	425,000
Weissenthurm, Germany	331,000
Oss, Netherlands	344,000
Radomsko, Poland	312,000
Belgrade, Serbia	352,000
Devizes, United Kingdom	94,000
Deeside, United Kingdom	115,000
Rugby, United Kingdom	175,000
Wrexham, United Kingdom	222,000

Metal food and household products packaging, Americas, manufacturing facilities:
North America
Springdale, Arkansas	286,000
Oakdale, California	370,000
Danville, Illinois	110,000
Elgin, Illinois (including leased warehouse space)	563,000
Baltimore, Maryland (including leased warehouse space)	251,000
Columbus, Ohio	305,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	162,000
Sherbrooke, Quebec	99,000
Chestnut Hill, Tennessee	305,000
Verona, Virginia	72,000
Weirton, West Virginia (leased)	332,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Buenos Aires, Argentina (leased)	34,000
San Luis, Argentina	51,000

(a)       Includes both metal beverage container and metal food container manufacturing operations.

Item 3.                Legal Proceedings

Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this annual report.

Item 4.                (Reserved)

Part II

Item 5.                Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange. There were 5,629 common shareholders of record on February 15, 2012.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2011.

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 3 to October 30, 2011	722	$32.25	722	11,298,933
October 31 to November 27, 2011	2,524,481	$34.66	2,524,481	8,774,452
November 28 to December 31, 2011	1,241	$35.42	1,241	8,773,211
Total	2,526,444	$34.66	2,526,444

(a)       Includes open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.

(b)       The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 25, 2012, the Board authorized the repurchase by the company of up to a total of 30 million shares. This repurchase authorization replaced all previous authorizations.

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2011 and 2010 (on a calendar quarter basis) were:

	2011				2010 (a)
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$36.11	$40.56	$39.55	$37.43	$34.85	$30.24	$28.05	$27.56
Low	29.69	30.67	35.60	33.41	29.36	25.68	23.35	24.72
Dividends per share	0.07	0.07	0.07	0.07	0.05	0.05	0.05	0.05

(a)       Certain amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2011. It assumes $100 was invested on December 31, 2006, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/06)

Total Return Analysis

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Ball Corporation	$100.00	$104.05	$97.04	$121.73	$161.39	$170.70
DJ US Containers & Packaging	$100.00	$106.73	$66.91	$93.98	$110.23	$110.39
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75

Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Copyright© 2012 Dow Jones & Company. All rights reserved.

Item 6.                Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2011	2010	2009	2008	2007

Net sales	$8,630.9	$7,630.0	$6,710.4	$6,826.1	$6,722.9
Legal settlement	—	—	—	—	(85.6)
Total net sales	$8,630.9	$7,630.0	$6,710.4	$6,826.1	$6,637.3

Net earnings attributable to Ball Corporation from:
Continuing operations (a)	$446.3	$542.9	$390.1	$314.9	$261.6
Discontinued operations	(2.3)	(74.9)	(2.2)	4.6	19.7
Total net earnings attributable to Ball Corporation	$444.0	$468.0	$387.9	$319.5	$281.3

Return on average common shareholders’ equity	32.4%	30.2%	29.1%	26.3%	22.4%

Basic earnings per share (b):
Basic — continuing operations (a)	$2.70	$3.00	$2.08	$1.64	$1.29
Basic — discontinued operations	(0.01)	(0.41)	(0.01)	0.03	0.10
Basic earnings per share	$2.69	$2.59	$2.07	$1.67	$1.39

Weighted average common shares outstanding (000s) (b)	165,275	180,746	187,572	191,714	202,372

Diluted earnings per share (b):
Diluted — continuing operations (a)	$2.64	$2.96	$2.05	$1.62	$1.27
Diluted — discontinued operations	(0.01)	(0.41)	(0.01)	0.03	0.10
Diluted earnings per share	$2.63	$2.55	$2.04	$1.65	$1.37

Diluted weighted average common shares outstanding (000s) (b)	168,590	183,538	189,978	194,038	205,520

Total assets	$7,284.6	$6,927.7	$6,488.3	$6,368.7	$6,020.6
Total interest bearing debt and capital lease obligations	$3,144.1	$2,812.3	$2,596.2	$2,410.1	$2,358.6
Ball Corporation common shareholders’ equity	$1,219.1	$1,518.0	$1,581.3	$1,085.8	$1,342.5
Market capitalization (c)	$5,724.9	$5,857.7	$4,860.9	$3,898.3	$4,510.1
Net debt to market capitalization (c)	52.0%	45.4%	49.1%	58.6%	48.9%
Cash dividends per share (b)	$0.28	$0.20	$0.20	$0.20	$0.20
Book value per share (b)	$7.60	$8.82	$8.41	$5.79	$6.70
Market value per share (b)	$35.71	$34.03	$25.85	$20.80	$22.50
Annual return (loss) to common shareholders (d)	5.8%	32.6%	25.5%	(6.7)%	4.0%

(a)       Includes business consolidation activities and other items affecting comparability between years. Additional details about the 2011, 2010 and 2009 items are available in Notes 3, 4 and 5 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)       The 2009 and prior year amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

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

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company” or “we” or “our” in the following discussion and analysis.

OVERVIEW

Business Overview

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the PRC, Brazil and Argentina, as do our equity joint ventures in the U.S. and Vietnam. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors.

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. Over the past few years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our global operations. To better realign capacity, in 2011 we closed our Torrance, California, U.S., facility; relocated one of the lines to our Whitby, Ontario, Canada, facility; relocated one line from Lublin, Poland, to our Belgrade, Serbia, facility; reduced capacity in our Columbus, Ohio, U.S., metal beverage facility and redeployed surplus equipment to other global locations.

As part of our Drive for 10 vision, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. We have been placing additional emphasis on technology and innovation throughout our businesses during 2011 and will continue to do so in 2012 and beyond. These innovations include new shapes, sizes, opening features and other functional benefits, as well as increasing the use of recycled content and lightweighting of our packages. This ongoing packaging development activity helps us maintain and expand our supply positions with major beverage, food, personal care and household products customers. Our sustainability vision encompasses balancing economic, environmental and social impacts in our decision making and activities. Successfully executing this vision will create long-term, shared value for our stakeholders, and Ball is committed to practicing sustainability as a way of doing business. Our sustainability report and updates on our progress are available at www.ball.com/sustainability.

The North American metal beverage container manufacturing industry is relatively mature and industry volumes for certain types of containers have declined over the past several years. As a result, we have reduced our excess capacity in certain North American metal beverage facilities for those containers. The metal beverage container industries in other parts of the world are growing and are expected to continue to grow in the medium to long term. We have been able to capitalize on this growth by adding a facility, as well as additional capacity, in our Latapack-Ball, consolidated Brazilian joint venture and by increasing capacity in some of our European metal beverage container manufacturing facilities by speeding up certain lines and by expansion. In 2011, we expanded our lightweight Alumi-Tek® bottle production to our Golden, Colorado, facility, and we commenced specialty can production in our Fort Worth, Texas, U.S., facility. We also announced that Latapack-Ball would construct a new metal beverage container manufacturing facility in Alagoinhas, Bahia, which is in northeast Brazil, one of the fastest growing regions of the country. The new facility will begin production in early 2012. The output from the first line has been contracted for sale under a long-term agreement. Additionally, in March 2011 we entered into a joint venture agreement with Thai Beverage Can Limited to construct a beverage container manufacturing facility in Vietnam that will begin production in the first quarter of 2012.

We have also made recent strategic acquisitions. In October 2011, we acquired our partners’ interests in QMCP and recorded a gain of $9.2 million related to our previously held interest in the joint venture. Additionally, we are constructing a new expanded beverage container facility for QMCP that will begin production in the first quarter of 2012.  In July 2010, we entered the aluminum slug market by acquiring the leading North American manufacturer of aluminum slugs used to make extruded aerosol containers, beverage bottles, collapsible tubes and technical impact extrusions. To further expand this new product line and broaden our market development efforts into a new customer base, in January 2011, we acquired a leading European supplier of aluminum aerosol containers and bottles and the slugs used to make them. Further details of recent acquisitions are included in Note 3 to the consolidated financial statements within Item 8 of this report.

We recognize sales under long-term contracts in the aerospace and technologies segment using percentage of completion under the cost-to-cost method of accounting. The 2011 contract mix consisted of approximately 60 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 33 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The contracted backlog at December 31, 2011, of approximately $897 million consisted of approximately 50 percent fixed price contracts indicating a continuing trend towards more fixed price business.

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

Management Performance Measures

Management uses various measures to evaluate company performance such as return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities and free cash flow (generally defined by the company as cash flow from operating activities less additions to property, plant and equipment). These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions. Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

($ in millions)	2011	2010	2009

Net sales	$8,630.9	$7,630.0	$6,710.4
Net earnings attributable to Ball Corporation	444.0	468.0	387.9

The increase in net sales in 2011 compared to 2010 was driven largely by the increase in demand for metal packaging in the PRC, improved beverage container volumes in the Americas, the consolidation of Latapack-Ball, the acquisition of two PRC joint ventures and the extruded aluminum businesses, and improved aerospace program performance. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation included discontinued operations related to the sale of the plastics business in August 2010, business consolidation costs, debt refinancing costs, and the equity earnings and gains on the acquisitions. These items are detailed in the “Management Performance Measures” section below.

Higher sales in 2010 compared to 2009 were due largely to sales associated with 2010 business acquisitions described above. The higher net earnings from continuing operations in 2010 compared to 2009 included $105.9 million of equity gains on acquisitions associated with the acquisitions.

Business Segment Discussions

The company has four reportable segments: (1) metal beverage packaging, Americas and Asia (aggregated based on qualitative and quantitative characteristics); (2) metal beverage packaging, Europe; (3) metal food and household products packaging, Americas; and (4) aerospace and technologies. We also have investments in companies in the U.S. and Vietnam, which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Metal Beverage Packaging, Americas and Asia

($ in millions)	2011	2010	2009

Net sales	$4,415.8	$3,850.4	$2,891.1

Segment earnings	$481.7	$418.3	$296.0
Business consolidation costs (a)	(11.0)	—	(6.8)
Total segment earnings	$470.7	$418.3	$289.2

(a)       Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil (since August 2010) and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. Our acquisition of the remaining 60 percent interest in QMCP was completed in October 2011, and our acquisition of our partner’s 65 percent interest in JFP was completed in June 2010. In August 2010, we acquired an additional economic interest in Latapack-Ball. The results of the acquired entities have been included in the metal beverage packaging, Americas and Asia, segment since the acquisition dates. The acquisitions are discussed in Note 3 to the consolidated financial statements within Item 8 of this annual report.

Segment sales in 2011 were $565.4 million higher compared to 2010 attributable mainly to $268 million from the consolidation of Latapack-Ball and the acquisition of two PRC joint ventures, $190 million from higher sales volumes and $96 million from higher commodity input prices.

Segment sales in 2010 were $959.3 million higher than in 2009 primarily due to the four facilities acquired from AB InBev, additional sales associated with JFP and the consolidation of the Latapack-Ball joint venture since August 2010.

Segment earnings in 2011 were $63.4 million higher than in 2010 due to $45 million from the consolidation of Latapack-Ball and the acquisition of two PRC joint venture interests, $35 million from higher sales volumes and $16 million from improved manufacturing performance, partially offset by $38 million of higher manufacturing and distribution costs.

Segment earnings in 2010 were $122.3 million higher than in 2009 primarily due to a net $85 million impact from higher sales volumes and $45 million from product mix and improved manufacturing performance associated with higher production. Also adding to the 2010 improvement was the effect of a $7 million out-of-period inventory charge in 2009. The details of the out-of-period adjustment are included in Note 7 to the consolidated financial statements included within Item 8 of this annual report.

Metal Beverage Packaging, Europe

($ in millions)	2011	2010	2009

Net sales	$2,017.6	$1,699.1	$1,739.5

Segment earnings	$243.7	$213.5	$214.8
Business consolidation costs (a)	(14.1)	(3.2)	—
Total segment earnings	$229.6	$210.3	$214.8

(a)       Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Europe, segment includes the manufacture of metal beverage containers, extruded aluminum aerosol containers and aluminum slugs. Ball has manufacturing facilities located in Germany, the United Kingdom, France, the Netherlands, Poland, Serbia and the Czech Republic.

In January 2011, Ball acquired Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol containers and bottles, for €221.7 million ($295.2 million) in cash and assumed debt, which is net of $26.2 million of cash acquired. Aerocan manufactures extruded aluminum aerosol containers and bottles, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol container manufacturing facilities — one each in the Czech Republic, France and the United Kingdom — and is a 51 percent owner of a joint venture aluminum slug facility in France. The acquisition of Aerocan has enabled Ball to expand into a new product category that is growing faster than other parts of our business, and to align with a new customer base at returns that meet or exceed the company’s cost of capital.

Segment sales in 2011 increased $318.5 million compared to 2010 due to $180 million from the inclusion of Aerocan sales, $100 million from the effect of currency exchange rates and $31 million from higher sales volumes.

Segment sales in 2010 decreased $40.4 million compared to 2009, primarily due to unfavorable currency exchange effects of $93 million and price and mix changes, partially offset by higher sales volumes.

Segment earnings in 2011 increased $30.2 million compared to 2010 due to $38 million earnings contribution from the Aerocan acquisition, $13 million from the effect of currency exchange rates and $13 million from higher volumes, partially offset by $35 million from higher inventory and other costs.

Segment earnings in 2010 decreased $1.3 million compared to 2009, primarily due to the result of a $28 million increase from higher sales volumes, offset by $18 million from negative effects from currency translation and $12 million of higher inventory and other costs.

Metal Food and Household Products Packaging, Americas

($ in millions)	2011	2010	2009

Net sales	$1,426.4	$1,370.1	$1,392.9

Segment earnings	$133.7	$129.1	$130.8
Business consolidation costs (a)	(1.9)	18.3	(2.6)
Total segment earnings	$131.8	$147.4	$128.2

(a)       Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and, with the July 2010 acquisition of Neuman Aluminum, aluminum slugs.

Segment sales in 2011 increased $56.3 million compared to 2010 primarily due to the inclusion of a full year of aluminum slug sales associated with the Neuman facilities of $108 million and improved pricing and sales mix, partially offset by $73 million from lower can sales volumes.

Segment sales in 2010 declined $22.8 million compared to 2009, largely the result of $88 million from lower commodity prices, partially offset by the sales associated with the Neuman facilities.

Segment earnings in 2011 increased $4.6 million compared to 2010 mainly due to the year over year impact of lower cost inventory of $16 million in 2011, contribution from a full year of aluminum slug sales and improved pricing and sales mix, partially offset by lower sales volumes of $16 million and unfavorable manufacturing performance due to higher fourth quarter 2011 production curtailments.

Segment earnings in 2010 decreased $1.7 million compared to 2009 primarily due to $44 million of lower cost inventory carried into 2009 that did not occur in 2010, substantially offset by improved manufacturing and cost performance, favorable product sales mix and the addition of the Neuman facilities.

Aerospace and Technologies

($ in millions)	2011	2010	2009

Net sales	$784.6	$713.7	$689.2
Segment earnings	79.6	69.8	61.4

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and providing services used in the defense, civil space and commercial space industries.

Segment sales in 2011 increased $70.9 million compared to 2010 primarily due to higher sales from U.S. national defense contracts and existing commercial programs, partially offset by lower sales from civil space programs.

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

Segment earnings in 2011, as compared to 2010, increased $9.8 million due to increased sales volume, improved performance on fixed-price contracts and better award fees on several of our large cost plus contracts.

Segment earnings in 2010, as compared to 2009, increased by $8.4 million due to favorable fixed-price program performance and higher sales, partially offset by the program reductions described above.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 87 percent of segment sales in 2011, 96 percent in 2010 and 94 percent in 2009. Contracted backlog for the aerospace and technologies segment at December 31, 2011 and 2010, was $897 million and $989 million, respectively. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

Discontinued Operations — Plastic Packaging, Americas

In August 2010, we completed the sale of our plastics packaging, Americas, business to Amcor Limited and received proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and is net of post-closing adjustments of $21.3 million. The sale of our plastics packaging business included five U.S. facilities that manufactured polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

The following table summarizes the operating results for the discontinued operations for the years ended December 31:

($ in millions)	2011	2010	2009

Net sales	$—	$318.5	$634.9

Earnings from operations	$—	$3.5	$19.6
Gain (loss) on sale of business	(0.8)	8.6	—
Loss on asset impairment	—	(107.1)	—
Loss on business consolidation activities (a)	(3.0)	(10.4)	(23.1)
Gain on disposition	—	—	4.3
Tax benefit (provision)	1.5	30.5	(3.0)
Discontinued operations, net of tax	$(2.3)	$(74.9)	$(2.2)

(a)       Includes net charges recorded to reflect costs associated with the closure of plastics packaging manufacturing facilities.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 2 accompanying the consolidated financial statements within Item 8 of this annual report. The charges recorded for business consolidation activities were based on estimates by Ball management and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation activities and associated costs are provided in Note 5 accompanying the consolidated financial statements within Item 8 of this annual report.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $381.4 million in 2011, $356.8 million in 2010 and $309.0 million in 2009. The increase in SG&A in 2011 compared to 2010 was due to $9 million from unfavorable currency exchange effects, the consolidation of our acquisitions and other individually insignificant higher costs.

The increase in SG&A expenses in 2010 compared to 2009 was primarily due to $26 million from higher employee compensation costs, including incentive compensation and stock-based compensation, and fair value adjustments for the company’s deferred compensation stock plans, $15 million from nonrecurring gains in 2009 and $12 million of other higher costs, partially offset lower bad debt expense.

Interest and Taxes

Consolidated interest expense was $177.1 million in 2011, $158.2 million in 2010 and $117.2 million in 2009. The higher interest expense in 2011 compared to 2010, excluding debt refinancing costs, was due to higher levels of debt related to the acquisitions of Aerocan, JFP and Neuman, the consolidation of Latapack-Ball and higher share repurchases, as well as the refinancing of the company’s bank credit facilities in December 2010. The higher expense in 2010 compared to 2009 was due to higher levels of debt, including the issuance of $500 million of senior notes in November 2010 and $700 million of senior notes in August 2009. Interest expense in 2010 included $8.8 million for the call premium and write off of unamortized financing costs and unamortized issuance premiums related to the redemption of Ball’s senior notes due December 2012, as well as the refinancing of our senior credit facilities in December 2010.

The increase in the 2011 full year effective income tax rate of 30.5 percent as compared to 2010 of 29.0 percent was primarily due to significant discrete period tax benefits in 2010 not recurring in 2011 related to a change in entity status of a foreign subsidiary and the 2010 world-wide debt refinancing. The impact of these two non-recurring items was partially offset by a lower 2011 effective income tax rate on foreign earnings, primarily related to the inclusion of a full year of Brazil’s results and the acquisition of Aerocan, both of which have income tax holidays.

The tax rate for 2010, as compared to 2009, included the accrual of a net $8 million tax benefit due to a change in the tax status of a foreign investment, a net $11.8 million benefit related to the refinancing of the company’s senior credit facilities and increased U.S. manufacturing tax benefits, offset by a higher 2010 tax provision for uncertain tax positions and an $8.5 million tax benefit realized in 2009 on the sale of shares in a stock investment resulting from a basis difference.

Results of Equity Affiliates

In October 2011, we acquired our partners’ 60 percent equity interests in QMCP, and recorded a gain of $9.2 million on the fair value of our previously held equity ownership as a result of the required purchased accounting. Additionally, in March 2011 we entered into a joint venture agreement with Thai Beverage Can Limited to construct a beverage container manufacturing facility in Vietnam that will begin production in the first quarter of 2012.

In August 2010, we acquired an additional 10.1 percent economic interest in our Brazilian beverage packaging joint venture, Latapack-Ball, increasing our overall economic ownership interest in the joint venture to 60.1 percent. In connection with the acquisition of the additional interest in Latapack-Ball, we recorded a gain of $81.8 million on the fair value of the previously held 50 percent equity ownership as a result of the required purchase accounting.

In June 2010, we acquired our partner’s 65 percent interest in JFP for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement. In connection with the acquisition, we recorded equity earnings of $24.1 million, which was composed of equity earnings, gains on the forgiveness of debt and guarantees and a gain realized on the fair value of Ball’s equity investment as a result of the required purchase accounting.

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

($ in millions)	2011	2010	2009

Cash flows provided by (used in) operating activities, including discontinued operations	$948.4	$515.2	$559.7
Cash flows provided by (used in) investing activities, including discontinued operations	(738.0)	(110.2)	(581.4)
Cash flows provided by (used in) financing activities	(216.8)	(459.6)	100.8

Cash flows provided by operating activities in 2010 included $250 million related to a change in accounting for our accounts receivable securitization program. At December 31, 2009, the amount of accounts receivable sold under the securitization program was $250 million and, under the previous accounting guidance, this amount was presented in the consolidated balance sheet as a reduction of accounts receivable as a result of the true sale of receivables. However, upon the adoption of prospective accounting guidance effective January 1, 2010, the amount of accounts receivable sold is not reflected as a reduction of accounts receivable, which resulted in a $250 million working capital outflow from operating activities in the statement of cash flows.

Cash flows from operations were $948.4 million in 2011 compared to $765.2 million in 2010 (excluding the $250 million impact of additional accounts receivable from the change in accounting discussed above) and $559.7 million in 2009. Higher operating cash flows in 2011 compared to 2010 were due primarily to higher earnings before interest and taxes, favorable working capital changes, the consolidation of Latapack-Ball and lower pension funding. The significant improvement in 2010 compared to 2009 was primarily due to higher earnings and favorable working capital changes, partially offset by higher pension funding.

Annual cash dividends paid on common stock were 28 cents per share in 2011 and 20 cents per share in 2010 and 2009. Total dividends paid were $45.7 million in 2011, $35.8 million in 2010 and $37.4 million in 2009. On January 25, 2012, the company’s board of directors approved an increase in the quarterly dividend to 10 cents per share beginning with the March 15, 2012, payment date.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $473.9 million in 2011, $506.7 million in 2010 and $5.1 million in 2009. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report.

On February 1, 2012, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $200 million of our common shares using cash on hand and available borrowings. The company advanced the $200 million on February 3, 2012, and received 4,584,819 shares, which represented 90 percent of the total shares as calculated using the closing price on January 31, 2011, of $39.26. The final number of shares will be determined based on the volume weighted average trading price of the company’s shares over an agreed upon period of time.

Debt Facilities and Refinancing

The senior credit facilities bear interest at variable rates and include a $195 million Term A loan denominated in U.S. dollars, a £50 million Term B loan denominated in British sterling and a €99 million Term C loan denominated in euros. The facilities also include a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion.

Total interest-bearing debt of $3.1 billion at December 31, 2011, was higher than the amount outstanding at December 31, 2010, of $2.8 billion. The increase in debt was due primarily to the company’s acquisition of Aerocan for approximately $300 million as all free cash flow was returned to shareholders through share repurchases and dividends.

In November 2010, Ball issued $500 million of new 5.75 percent senior notes due in May 2021, and in March 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On April 21, 2010, the company redeemed $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption resulted in a charge of $8.1 million for the call premium and the write off of unamortized financing costs and unamortized premiums. An additional $0.7 million of charges were recorded in connection with the refinancing of the company’s senior credit facilities in 2010. The charges are included as a component of interest expense in the consolidated financial statements.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under this agreement may vary between $150 million and $275 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. At December 31, 2011, $231.0 million of accounts receivable have been sold under this agreement. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet. There were no accounts receivable sold at December 31, 2010, under the company’s previous securitization program.

At December 31, 2011, taking into account outstanding letters of credit, approximately $1 billion was available under the company’s committed multi-currency revolving credit facilities. In addition to these long-term committed credit facilities, the company had approximately $465 million of short-term uncommitted credit facilities available at the end of 2011, of which $148.6 million was outstanding and due on demand.

Given our free cash flow projections and unused credit facilities that are available until December 2015, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. While ongoing financial and economic conditions raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2011, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about our debt and receivables sales agreements are available in Note 12, accompanying the consolidated financial statements within Item 8 of this annual report.

Other Liquidity Measures

The following financial measurements are on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 8 of this report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 8 of this annual report.

Free Cash Flow

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) to plan stock buyback levels and (3) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less additions to property, plant and equipment (capital spending). Free cash flow is typically derived directly from the company’s cash flow statements; however, it may be adjusted for items that affect comparability between periods.

Based on the above definition, our consolidated free cash flow is summarized as follows:

($ in millions)	2011	2010	2009

Cash flows from operating activities, including discontinued operations	$948.4	$515.2	$559.7
Adjust for increase in accounts receivable due to change in accounting for securitization program	—	250.0	—
Capital spending, including discontinued operations	(443.8)	(259.4)	(187.1)
Free cash flow	$504.6	$505.8	$372.6

Based on information currently available, we estimate cash flows from operating activities for 2012 to be in excess of $850 million, capital spending to be approximately $400 million and free cash flow to be in the range of $450 million. In 2012, we intend to utilize our operating cash flow to continue to fund our stock repurchases, dividend payments, growth capital projects and, to the extent available, acquisitions that meet our various criteria.

Comparable EBIT, Comparable Net Earnings, Comparable EBITDA and Ratios

Management internally uses comparable earnings before interest and taxes (comparable EBIT), comparable earnings before interest, taxes, depreciation and amortization (comparable EBITDA) and comparable earnings to evaluate the company’s operating performance. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. EBIT, EBITDA and net earnings are typically derived directly from the company’s statements of earnings; however, they may be adjusted for items that affect comparability between periods.

Based on the above definitions, our calculation of comparable EBIT is summarized below:

($ in millions)	2011	2010	2009

Earnings before taxes, as reported	$659.8	$606.4	$536.6
Interest expense	177.1	158.2	117.2
Earnings before interest and taxes (EBIT)	836.9	764.6	653.8
Business consolidation activities	30.3	(11.0)	21.4
Gain on disposition	—	—	(34.8)
Comparable EBIT	$867.2	$753.6	$640.4

Our calculations of comparable EBITDA, the comparable EBIT to interest ratio and the net debt to comparable EBITDA ratio are summarized below:

($ in millions, except ratios)	2011	2010	2009

Comparable EBIT (as calculated above)	$867.2	$753.6	$640.4
Add depreciation and amortization	301.1	265.5	243.1
Comparable EBITDA	$1,168.3	$1,019.1	$883.5

Interest expense (excluding debt refinancing cost)	$177.1	$149.4	$117.2

Total debt at December 31 (a)	$3,144.1	$2,812.3	$2,596.2
Less cash	(165.8)	(152.0)	(210.6)
Net Debt	$2,978.3	$2,660.3	$2,385.6

Comparable EBIT/Interest	4.9x	5.0x	5.5x
Net Debt/Comparable EBITDA	2.5x	2.6x	2.7x

(a)       Debt amounts at December 31, 2009, do not include amounts borrowed under the company’s off-balance sheet accounts receivable securitization program of $250.0 million.

Our calculation of comparable net earnings is summarized below:

($ in millions, except per share amounts)	2011	2010	2009

Net earnings attributable to Ball Corporation, as reported	$444.0	$468.0	$387.9
Discontinued operations, net of tax	2.3	74.9	2.2
Business consolidation and other activities, net of tax	22.5	(9.3)	13.0
Equity earnings and gains related to acquisitions, net of tax	(9.2)	(105.9)	—
Debt refinancing costs, net of tax	—	5.3	—
Gain on disposition, net of tax	—	—	(30.7)
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$459.6	$433.0	$372.4

Per diluted share from continuing operations, as reported	$2.64	$2.96	$2.05
Per diluted share, as adjusted	$2.73	$2.36	$1.96

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2011, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including capital leases	$2,776.4	$67.8	$300.3	$618.8	$1,789.5
Interest payments on long-term debt (b)	1,128.0	160.5	323.6	292.8	351.1
Operating leases	86.0	29.5	38.5	13.6	4.4
Purchase obligations (c)	4,358.5	2,410.0	1,851.7	96.8	—
Total payments on contractual obligations	$8,348.9	$2,667.8	$2,514.1	$1,022.0	$2,145.0

(a)       Amounts reported in local currencies have been translated at year-end 2011 exchange rates.

(b)       For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of any hedging instruments utilized by the company.

(c)        The company’s purchase obligations include contracted amounts for aluminum, steel and other direct materials. Also included are commitments for purchases of natural gas and electricity, expenses related to aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may or may not result in penalties and, therefore, actual payments could vary significantly.

The table above does not include $68.8 million of uncertain tax positions, the timing of which is unknown at this time.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $120 million in 2012. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $113.7 million, $76.6 million, $80.2 million, $84.2 million and $87.9 million for the years ending December 31, 2012 through 2016, respectively, and a total of $496.7 million for the years 2017 through 2021. Payments to participants in the unfunded German plans are expected to be between $21 million (€16 million) and $22 million (€17 million) in each of the years 2012 through 2016 and a total of $98 million (€76 million) for the years 2017 through 2021.

For the U.S. pension plans in 2012, we revised our return on asset assumption to 7.75 percent (from 8.00 percent in 2011) and our discount rate assumption to an average of 4.75 percent (from 5.55 percent in 2011). Based on these changes in assumptions and revisions based on plan experience studies, U.S. pension expense in 2012 is anticipated to be approximately $6 million higher than in 2011. Taking into consideration higher pension funding in 2012, a further reduction of the expected return on U.S. pension assets assumption by a quarter of a percentage point would result in an estimated $3.1 million increase in the 2012 global pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $4.5 million of additional pension expense in 2012. Additional information regarding the company’s pension plans is provided in Note 14 accompanying the consolidated financial statements within Item 8 of this annual report.

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. In 2010, Ball increased its economic interest in its Brazilian joint venture, and due to the nature of the investment, Ball provides deferred taxes on the portion of undistributed earnings of the Brazil investment related to this incremental investment. Net U.S. taxes provided for Brazil, Canada and PRC earnings in 2011, 2010 and 2009 were $17.7 million, $13.4 million and $16.6 million, respectively. For the foreseeable future, anticipated cash flow from the U.S. operations should be sufficient to meet the domestic operational needs, including capital expenditures, dividends, share repurchases and debt service, including minimal near term debt maturities over the next few years.  Should domestic cash flow gaps arise due to unforeseen events, Ball can access funds in the U.S. to bridge those gaps from its committed revolving credit facility, from public bond markets, from cash deposits in the PRC on earnings for which U.S. taxes have been provided and from repayment of outstanding U.S. loans to foreign subsidiaries. Consequently, management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made.  It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings; however, repatriation of these earnings would result in a relatively high incremental tax rate.

Contingencies

The company is subject to routine litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. The company’s information indicates that the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this annual report.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the ongoing global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas and electric power; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including periodic sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; ongoing uncertainties surrounding sovereign debt of various European countries, including Greece, Portugal, Spain and Italy, as well as ratings agency downgrades of various government’s debt; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Risk Management

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce Ball’s exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. We monitor counterparty credit risk, including lenders, on a regular basis, but we cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Further details are available in Note 18 to the consolidated financial statements within Item 8 of this annual report.

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

Commodity Price Risk

Aluminum

We manage commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, we enter into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations included in commercial supply contracts for the purchase of aluminum products. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, we generally use derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there is not an arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

Steel

Most sales contracts involving our steel products either include provisions permitting us to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices. We anticipate at this time that we will be able to pass through the majority of the steel price changes that may occur in 2012.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices could result in an estimated $4.8 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials, and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices could result in an estimated $8.2 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $0.3 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to manage the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2011, included pay-fixed interest rate swaps. Pay-fixed swaps effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2011, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $8.1 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Currency Exchange Rate Risk

Our objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Our currency translation risk results from the currencies in which we transact business. We face currency exposures in our global operations as a result of purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures.

Considering the company’s derivative financial instruments outstanding at December 31, 2011, and the currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar could result in an estimated $44.8 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $24.8 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.8 million on pretax earnings. During March and September 2011, the company entered into total return swaps to mitigate the company’s exposure to these fair value fluctuations.

Item 8.                Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the operations of Aerocan S.A.S. and Qingdao M.C. Packaging Ltd. from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations in 2011. We have also excluded the acquired operations from our audit of internal control over financial reporting. The acquired operations are consolidated subsidiaries of the Company whose combined assets and combined net sales represented 6 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2012

Consolidated Statements of Earnings

Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions, except per share amounts)	2011	2010	2009

Net sales	$8,630.9	$7,630.0	$6,710.4

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(7,081.2)	(6,254.1)	(5,517.9)
Depreciation and amortization	(301.1)	(265.5)	(243.1)
Selling, general and administrative	(381.4)	(356.8)	(309.0)
Business consolidation and other activities	(30.3)	11.0	(21.4)
Gain on disposition	—	—	34.8
	(7,794.0)	(6,865.4)	(6,056.6)

Earnings before interest and taxes	836.9	764.6	653.8

Interest expense	(177.1)	(149.4)	(117.2)
Debt refinancing costs	—	(8.8)	—
Total interest expense	(177.1)	(158.2)	(117.2)

Earnings before taxes	659.8	606.4	536.6
Tax provision	(201.3)	(175.8)	(159.8)
Equity in results of affiliates, net of tax	10.1	118.0	13.8
Net earnings from continuing operations	468.6	548.6	390.6
Discontinued operations, net of tax	(2.3)	(74.9)	(2.2)

Net earnings	466.3	473.7	388.4
Less net earnings attributable to noncontrolling interests	(22.3)	(5.7)	(0.5)
Net earnings attributable to Ball Corporation	$444.0	$468.0	$387.9

Amounts attributable to Ball Corporation:
Continuing operations	$446.3	$542.9	$390.1
Discontinued operations	(2.3)	(74.9)	(2.2)
Net earnings	$444.0	$468.0	$387.9

Earnings per share (a):
Basic — continuing operations	$2.70	$3.00	$2.08
Basic — discontinued operations	(0.01)	(0.41)	(0.01)
Total basic earnings per share	$2.69	$2.59	$2.07

Diluted — continuing operations	$2.64	$2.96	$2.05
Diluted — discontinued operations	(0.01)	(0.41)	(0.01)
Total diluted earnings per share	$2.63	$2.55	$2.04

Weighted average shares outstanding (000s) (a):
Basic	165,275	180,746	187,572
Diluted	168,590	183,538	189,978

Cash dividends declared and paid, per share	$0.28	$0.20	$0.20

(a)       Amounts in 2009 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2011	2010

Assets
Current assets
Cash and cash equivalents	$165.8	$152.0
Receivables, net	910.4	849.7
Inventories, net	1,072.5	1,083.9
Deferred taxes and other current assets	173.2	220.1
Total current assets	2,321.9	2,305.7

Property, plant and equipment, net	2,265.4	2,048.2
Goodwill	2,247.1	2,105.3
Intangibles and other assets, net	450.2	468.5
Total Assets	$7,284.6	$6,927.7

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$447.4	$110.7
Accounts payable	847.3	700.3
Accrued employee costs	248.3	258.2
Other current liabilities	313.1	314.1
Total current liabilities	1,856.1	1,383.3

Long-term debt	2,696.7	2,701.6
Employee benefit obligations	1,143.7	963.3
Deferred taxes and other liabilities	210.1	221.4
Total liabilities	5,906.6	5,269.6

Contingencies

Shareholders’ equity
Common stock (327,003,933 shares issued — 2011; 325,423,462 shares issued — 2010)	941.7	893.4
Retained earnings	3,228.3	2,829.8
Accumulated other comprehensive earnings (loss)	(335.2)	(82.1)
Treasury stock, at cost (166,688,309 shares — 2011; 153,265,070 shares — 2010)	(2,615.7)	(2,123.1)
Total Ball Corporation shareholders’ equity	1,219.1	1,518.0
Noncontrolling interests	158.9	140.1
Total shareholders’ equity	1,378.0	1,658.1
Total Liabilities and Shareholders’ Equity	$7,284.6	$6,927.7

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation and Subsidiaries

	Years ended December 31,
($ in millions)	2011	2010	2009

Cash Flows from Operating Activities
Net earnings	$466.3	$473.7	$388.4
Discontinued operations, net of tax	2.3	74.9	2.2
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	301.1	265.5	243.1
Equity earnings and gains related to acquisitions	(10.1)	(118.0)	(13.8)
Gain on disposition	—	—	(34.8)
Deferred taxes	28.4	(28.7)	(24.3)
Other, net	93.7	65.2	35.6
Working capital changes, excluding effects of acquisitions:
Receivables	(4.1)	(287.0)	33.8
Inventories	27.5	(153.1)	74.8
Other current assets	34.8	49.2	54.7
Accounts payable	111.1	68.8	(150.0)
Accrued employee costs	(20.4)	39.6	(17.1)
Other current liabilities	(43.4)	7.1	(132.8)
Other, net	(30.5)	43.1	18.2
Cash provided by (used in) continuing operating activities	956.7	500.3	478.0
Cash provided by (used in) discontinued operating activities	(8.3)	14.9	81.7
Total cash provided by (used in) operating activities	948.4	515.2	559.7
Cash Flows from Investing Activities
Additions to property, plant and equipment	(443.8)	(250.2)	(157.9)
Business acquisitions, net of cash acquired	(295.2)	(62.0)	(574.7)
Acquisitions of equity affiliates, net of cash acquired	—	(63.8)	—
Proceeds from dispositions, net of cash sold	—	261.5	37.0
Cash collateral, net	—	0.1	105.3
Other, net	1.0	13.4	2.4
Cash provided by (used in) continuing investing activities	(738.0)	(101.0)	(587.9)
Cash provided by (used in) discontinued investing activities	—	(9.2)	6.5
Total cash provided by (used in) investing activities	(738.0)	(110.2)	(581.4)
Cash Flows from Financing Activities
Long-term borrowings	827.3	2,231.6	1,336.7
Repayments of long-term borrowings	(815.8)	(2,144.9)	(1,096.8)
Net change in short-term borrowings	295.3	15.1	(92.0)
Proceeds from issuances of common stock	39.3	47.5	31.9
Acquisitions of treasury stock	(513.2)	(554.2)	(37.0)
Common dividends	(45.7)	(35.8)	(37.4)
Other, net	(4.0)	(18.9)	(4.6)
Cash provided by (used in) financing activities	(216.8)	(459.6)	100.8
Effect of exchange rate changes on cash	20.2	(4.0)	4.1
Change in cash and cash equivalents	13.8	(58.6)	83.2
Cash and Cash Equivalents — Beginning of Year	152.0	210.6	127.4
Cash and Cash Equivalents — End of Year	$165.8	$152.0	$210.6

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings

Ball Corporation and Subsidiaries

	Ball Corporations and Subsidiaries
	Common Stock (a)		Treasury Stock (a)			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders’
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Interest	Equity

Balance at December 31, 2008	321,834	$788.0	(134,370)	$(1,566.8)	$2,047.1	$(182.5)	$1.5	$1,087.3
Net earnings	—	—	—	—	387.9	—	0.5	388.4
Foreign currency translation adjustment	—	—	—	—	—	6.6	—	6.6
Pension and other postretirement benefits, net of tax	—	—	—	—	—	(22.6)	—	(22.6)
Effective financial derivatives, net of tax	—	—	—	—	—	127.7	—	127.7
Mark-to-market adjustment on available for sale securities, net of tax	—	—	—	—	—	7.0	—	7.0
Comprehensive earnings	—	—	—	—	—	—	—	507.1
Common dividends, net of tax benefits	—	—	—	—	(37.9)	—	—	(37.9)
Treasury stock purchases	—	—	(1,551)	(36.9)	—	—	—	(36.9)
Treasury shares reissued	—	—	936	20.9	—	—	—	20.9
Shares issued for stock options and other stock plans, net of shares exchanged	1,193	37.3	—	—	—	—	—	37.3
Tax benefit on option exercises	—	5.5	—	—	—	—	—	5.5
Other activity	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2009	323,027	$830.8	(134,985)	$(1,582.8)	$2,397.1	$(63.8)	$1.7	$1,583.0
Net earnings	—	—	—	—	468.0	—	5.7	473.7
Foreign currency translation adjustment	—	—	—	—	—	(57.1)	—	(57.1)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	(13.4)	—	(13.4)
Effective financial derivatives, net of tax	—	—	—	—	—	49.0	—	49.0
Mark-to-market adjustment on available for sale securities, net of tax	—	—	—	—	—	3.2	—	3.2
Comprehensive earnings	—	—	—	—	—	—	—	455.4
Common dividends, net of tax benefits	—	—	—	—	(35.3)	—	—	(35.3)
Treasury stock purchases	—	—	(18,957)	(559.3)	—	—	—	(559.3)
Treasury shares reissued	—	—	677	19.0	—	—	—	19.0
Shares issued for stock options and other stock plans, net of shares exchanged	2,396	49.9	—	—	—	—	—	49.9
Tax benefit on option exercises	—	12.7	—	—	—	—	—	12.7
Acquisition of equity affiliate	—	—	—	—	—	—	132.9	132.9
Other activity	—	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2010	325,423	$893.4	(153,265)	$(2,123.1)	$2,829.8	$(82.1)	$140.1	$1,658.1
Net earnings	—	—	—	—	444.0	—	22.3	466.3
Foreign currency translation adjustment	—	—	—	—	—	(38.4)	0.3	(38.1)
Pension and other postretirement benefits, net of tax	—	—	—	—	—	(93.7)	—	(93.7)
Effective financial derivatives, net of tax	—	—	—	—	—	(110.8)	—	(110.8)
Mark-to-market adjustment on available for sale securities, net of tax	—	—	—	—	—	(10.2)	—	(10.2)
Comprehensive earnings	—	—	—	—	—	—	—	213.5
Common dividends, net of tax benefits	—	—	—	—	(45.5)	—	—	(45.5)
Treasury stock purchases	—	—	(13,998)	(513.3)	—	—	—	(513.3)
Treasury shares reissued	—	—	575	20.7	—	—	—	20.7
Shares issued for stock options and other stock plans, net of shares exchanged	1,581	42.7	—	—	—	—	—	42.7
Tax benefit on option exercises	—	5.6	—	—	—	—	—	5.6
Acquisition of equity affiliate	—	—	—	—	—	—	6.0	6.0
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(9.8)	(9.8)
Balance at December 31, 2011	327,004	$941.7	(166,688)	$(2,615.7)	$3,228.3	$(335.2)	$158.9	$1,378.0

(a)       Amounts in 2009 and 2008 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Critical and Significant Accounting Policies

The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present the results of the periods presented.

Critical Accounting Policies

The company considers certain accounting policies to be critical, as their application requires management’s judgment about the impacts of matters that are inherently uncertain. Following is a discussion of the accounting policies the company considers critical to our consolidated financial statements.

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

For acquisitions where the company already owns an equity investment in the target company, the company will recognize in earnings, upon the completion of the acquisition, a gain or loss related to the company’s existing equity investment. This gain or loss is calculated based on the fair value of the equity investment as compared to the carrying value of the investment on the date of acquisition.

Exit and Other Closure Costs

The company estimates its liabilities for business closure activities by accumulating detailed estimates of costs and asset sale proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; termination payments for contracts and leases; contractual obligations; and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such disclosures represent management’s best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current period earnings and identified as business consolidation gains or losses.

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

For this evaluation, our reporting units are consistent with our reportable segments identified in Note 2 except that assets within metal beverage packaging, North America, are tested separately from those in metal beverage packaging, Asia, and Latapack-Ball Embalagens Ltda. Additionally, assets in the Aerocan S.A.S. reporting unit are tested separately from the remainder of metal beverage packaging, Europe. These reporting units have been identified based on the level at which discrete financial information is reviewed by the segment management. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

The company amortizes the cost of finite-lived intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover a significant portion of its employees. The company also has postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents and, to a lesser extent, participates in multiemployer defined benefit plans for which Ball is not the sponsor. For the company sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to measure future obligations and expenses, salary scale inflation rates, health care cost trend rates, mortality and other assumptions. The company believes that the accounting estimates related to our pension and postretirement plans are critical accounting estimates, because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

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

Deferred tax assets, including operating loss, capital loss and tax credit carryforwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. In addition, from time to time, management must assess the need to accrue or disclose uncertain tax positions for proposed adjustments from various federal, state and foreign tax authorities who regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions. The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company records the related interest expense and penalties, if any, as tax expense in the tax provision.

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates, currency exchange rates, raw materials purchasing, inflation rates and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s mark to fair value is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of the mark to fair value associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the items being hedged.

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

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized using percentage of completion under the cost-to-cost method of accounting. The three types of long-term sales contracts used are (1) cost-type sales contracts, which represent approximately 60 percent of segment net sales; (2) fixed price sales contracts, which represent 33 percent of segment net sales; and (3) time and material contracts, which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, fixed price sales contracts are completed for a fixed price and time and material contracts involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

At the inception of contract performance, our estimates of base, incentive and other fees are established at a conservative estimate of profit over the period of contract performance. Throughout the period of contract performance, the company regularly reevaluates and, if necessary, revises estimates of total contract revenue, total contract cost and extent of progress toward completion. Provision for estimated contract losses, if any, is made in the period that such losses are determined to be probable. Because of sales contract payment schedules, limitations on funding and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. As a prime U.S. government contractor or subcontractor, the aerospace and technologies segment is subject to a high degree of regulation, financial review and oversight by the U.S. government.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball Corporation, its subsidiaries, and variable interest entities in which Ball Corporation is considered to be the primary beneficiary (collectively, Ball, the company, we or our). Equity investments in which the company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method of accounting. Investments in which the company does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Earnings per share and share information for 2009 and 2008 have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

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

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives (buildings and improvements — generally 5 to 40 years; machinery and equipment — 2 to 20 years; other intangible assets — 13.4 years, weighted average).

Deferred financing costs are amortized over the life of the related loan facility and are reported as part of interest expense. When debt is repaid prior to its maturity date, the write-off of the remaining unamortized deferred financing costs, or pro rata portion thereof, is also reported as interest expense.

Under certain business consolidation activities, accelerated depreciation may be required over the remaining useful life for designated assets to be scrapped or abandoned. The accelerated depreciation related to facility closures is disclosed as part of the business consolidation costs in the appropriate period.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•                  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•                  Level 2—Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•                  Level 3—Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Stock-Based Compensation

Ball has a variety of restricted stock and stock option plans, and the related stock-based compensation is primarily reported as part of selling, general and administrative expenses in the consolidated statements of earnings. The compensation expense associated with restricted stock grants is calculated using the fair value at the date of grant (closing stock price) and is amortized over the restriction period. For stock options, the company has elected to use the Black-Scholes valuation model and amortizes the estimated fair value on a straight-line basis over the requisite service period (generally the vesting period). The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to the closing price of the company’s common stock at the end of each reporting period. Tax benefits associated with option exercises are reported in financing activities in the consolidated statements of cash flows. Further details regarding the expense calculated under the fair value based method are provided in Note 16.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $22.3 million, $22.2 million and $26.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Currency Translation

Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2011, revised accounting guidance was issued to enhance disclosures related to multiemployer pension plans. The new guidance became effective for Ball in its 2011 year-end reporting and resulted in additional disclosures related to the company’s participation in multiemployer pension plans, which are not material to its consolidated financial statements. Further disclosure is available in Note 14.

In April 2010, accounting guidance was issued to outline the criteria that should be met for determining when the milestone method of revenue recognition is appropriate in research or development transactions. The new guidance was effective as of January 1, 2011, and did not have a material impact on Ball’s financial statements.

In January 2010, Ball adopted accounting guidance that modifies the way entities account for securitizations and special-purpose entities. In connection with the adoption of the guidance, the company determined that its existing accounts receivable securitization program should be recorded on the balance sheet as of January 1, 2010.

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

New Accounting Guidance

In December 2011, accounting guidance was issued requiring disclosures to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS). The new disclosure requirements mandate that companies disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for Ball on January 1, 2013, and is not expected to have a material effect on its consolidated financial statements.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Accounting Pronouncements

In September 2011, accounting guidance was issued to allow companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in current accounting guidelines. The guidance is effective for Ball on January 1, 2012, although early adoption is permitted. The company did not elect early adoption and does not expect the new guidance to have a material effect on its consolidated financial statements.

In June 2011, accounting guidance was issued requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive earnings or in two separate but consecutive statements. The guidance also requires the company present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive earnings to net earnings, which has been delayed and will be adopted once a new effective date for these provisions in the guidance has been determined.  Ball has historically presented comprehensive earnings within the statement of changes in shareholders’ equity and will be using the two separate but consecutive statements presentation once the statement becomes effective for the company on January 1, 2012. The company does not expect the new guidance to have a material effect on its consolidated financial statements.

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

Metal beverage packaging, Americas and Asia:  Consists of the metal beverage packaging, Americas, operations in the U.S., Canada and Brazil (discussed in Note 3), and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC). The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers, and also manufacture and sell non-beverage plastic containers in the PRC.

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

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. We also have investments in companies in the U.S. and Vietnam, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. We previously accounted for our investment in a Brazilian joint venture using the equity method of accounting. However, during August 2010, Ball acquired an additional economic interest in the joint venture and its results are now consolidated. Further details of the Brazilian transaction are available in Note 3.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.  Business Segment Information (continued)

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2011	2010	2009

MillerCoors LLC	9.5%	9.9%	11.1%
Coca-Cola Bottlers’ Sales & Services Company LLC	10.7%	6.1%	6.0%
Pepsi-Cola Advertising and Marketing, Inc.	9.1%	11.7%	8.4%

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated

2011	$5,370.3	$3,260.6	$8,630.9
2010	5,228.1	2,401.9	7,630.0
2009	4,549.4	2,161.0	6,710.4

Summary of Net Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Brazil	Germany (c)	Other (d)	Consolidated

2011	$2,130.3	$536.7	$1,209.3	$1,086.4	$4,962.7
2010	2,155.4	452.5	1,289.0	725.1	$4,622.0

(a)	Includes the company’s net sales in the PRC, Brazil (since August 2010), Canada, Argentina and European countries (none of which was individually significant), intercompany eliminations and other.
(b)	Net long-lived assets primarily consist of property, plant and equipment; goodwill and other intangible assets.
(c)

For financial reporting purposes, only Ball Packaging Europe’s goodwill and intangible assets have been allocated to Germany. The total amounts allocated were $963.9 million and $985.6 million at December 31, 2011 and 2010, respectively.

(d)

Includes the company’s net long-lived assets in the PRC, Canada, Argentina and European countries, not including Germany (none of which was individually significant), intercompany eliminations and other.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.  Business Segment Information (continued)

Summary of Business by Segment

($ in millions)	2011	2010	2009

Net Sales
Metal beverage packaging, Americas & Asia	$4,415.8	$3,850.4	$2,891.1
Metal beverage packaging, Europe	2,017.6	1,699.1	1,739.5
Metal food & household products packaging, Americas	1,426.4	1,370.1	1,392.9
Aerospace & technologies	784.6	713.7	689.2
Corporate and intercompany eliminations	(13.5)	(3.3)	(2.3)
Net sales	$8,630.9	$7,630.0	$6,710.4

Net Earnings
Metal beverage packaging, Americas & Asia	$481.7	$418.3	$296.0
Business consolidation and other activities	(11.0)	—	(6.8)
Total metal beverage packaging, Americas & Asia	470.7	418.3	289.2

Metal beverage packaging, Europe	243.7	213.5	214.8
Business consolidation and other activities	(14.1)	(3.2)	—
Total metal beverage packaging, Europe	229.6	210.3	214.8

Metal food & household products packaging, Americas	133.7	129.1	130.8
Business consolidation and other activities	(1.9)	18.3	(2.6)
Total metal food & household products packaging, Americas	131.8	147.4	128.2

Aerospace & technologies	79.6	69.8	61.4

Segment earnings before interest and taxes	911.7	845.8	693.6

Undistributed corporate expenses and intercompany eliminations, net	(71.5)	(77.1)	(62.6)
Gain on disposition	—	—	34.8
Business consolidation and other activities	(3.3)	(4.1)	(12.0)
Total undistributed corporate expenses, net	(74.8)	(81.2)	(39.8)

Earnings before interest and taxes	836.9	764.6	653.8
Interest expense	(177.1)	(158.2)	(117.2)
Tax provision	(201.3)	(175.8)	(159.8)
Equity in results of affiliates, net of tax	10.1	118.0	13.8
Net earnings from continuing operations	468.6	548.6	390.6
Discontinued operations, net of tax	(2.3)	(74.9)	(2.2)
Net earnings	466.3	473.7	388.4
Less net earnings attributable to noncontrolling interests	(22.3)	(5.7)	(0.5)
Net earnings attributable to Ball Corporation	$444.0	$468.0	$387.9

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.  Business Segment Information (continued)

Summary of Business by Segment (continued)

($ in millions)	2011	2010	2009

Depreciation and Amortization
Metal beverage packaging, Americas & Asia	$124.9	$112.7	$83.5
Metal beverage packaging, Europe	107.1	84.7	93.7
Metal food & household products packaging, Americas	42.5	42.5	41.3
Aerospace & technologies	22.4	21.7	20.2
Segment depreciation and amortization	296.9	261.6	238.7
Corporate	4.2	3.9	4.4
Depreciation and amortization	$301.1	$265.5	$243.1

Property, Plant and Equipment Additions
Metal beverage packaging, Americas & Asia	$283.9	$143.1	$45.7
Metal beverage packaging, Europe	90.7	49.5	69.4
Metal food & household products packaging, Americas	27.3	27.7	22.7
Aerospace & technologies	32.0	17.5	17.0
Segment property, plant and equipment additions	433.9	237.8	154.8
Corporate	9.9	12.4	3.1
Property, plant and equipment additions	$443.8	$250.2	$157.9

	December 31,
($ in millions)	2011	2010
Total Assets
Metal beverage packaging, Americas & Asia	$3,163.1	$2,965.8
Metal beverage packaging, Europe	2,434.3	2,210.6
Metal food & household products packaging, Americas	1,115.0	1,184.3
Aerospace & technologies	284.3	280.9
Segment assets	6,996.7	6,641.6
Corporate assets, net of eliminations	287.9	286.1
Total assets	$7,284.6	$6,927.7

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$24.6	$11.0
Metal beverage packaging, Europe	0.2	0.2
Corporate	1.6	1.6
Investments in affiliates	$26.4	$12.8

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.  Acquisitions

Qingdao M.C. Packaging Ltd. (QMCP)

In October 2011, Ball acquired the remaining 60 percent interest in a joint venture metal beverage container facility in Qingdao, PRC. As a result of the required purchase accounting, the company recorded a gain of $9.2 million in equity in results of affiliates, related to the previously held interest in the joint venture. The acquisition of the remaining interest is not material to the metal beverage packaging, Americas and Asia, segment.

Aerocan S.A.S. (Aerocan)

In January 2011, the company acquired Aerocan for €221.7 million ($295.2 million) in cash and assumed debt, net of $26.2 million of cash acquired. Aerocan is a leading European manufacturer of extruded aluminum aerosol containers, and the aluminum slugs used to make them, for customers in the personal care, pharmaceutical, beverage and food industries. It operates three aerosol container manufacturing facilities — one each in the Czech Republic, France and the United Kingdom — and is a 51 percent owner of a joint venture aluminum slug facility in France. The four facilities employ approximately 560 people. The acquisition of Aerocan allows Ball to expand into a new product category that is growing faster than other parts of our business, while aligning with a new customer base at returns that meet or exceed the company’s cost of capital. The acquired operations have been included in the metal beverage packaging, Europe, segment since the acquisition date.

Management’s preliminary fair market valuation of acquired assets and liabilities is summarized below. The preliminary valuation was based on market and income approaches.

($ in millions)
Other assets and liabilities, net	$6.5
Property, plant and equipment	95.8
Goodwill	166.6
Other intangible assets	53.9
Deferred taxes	(21.6)
Noncontrolling interest	(6.0)
Net assets acquired	$295.2

Certain customer contracts, customer relationships and developed technology were identified as intangible assets by the company and assigned estimated useful lives between 5 and 12 years. The intangible assets are being amortized on a straight-line basis.

Latapack-Ball Embalagens Ltda. (Latapack-Ball)

In August 2010, the company paid $46.2 million to acquire an additional 10.1 percent economic interest in its Brazilian beverage packaging joint venture, Latapack-Ball, through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and expands and strengthens Ball’s presence in the growing Brazilian market. As a result of the transaction, Latapack-Ball became a variable interest entity (VIE) under consolidation accounting guidelines with Ball being identified as the primary beneficiary of the VIE and consolidating the joint venture. Latapack-Ball operates two metal beverage can manufacturing facilities in Tres Rios, Rio de Janeiro, and Jacarei, Sao Paulo; as well as can end manufacturing facility in Simoes Filho (Salvador), Bahia. Latapack-Ball has been included in the metal beverage packaging, Americas and Asia, reporting segment. In connection with the acquisition, the company recorded a gain of $81.8 million on its previously held equity investment in Latapack-Ball as a result of required purchase accounting.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.  Acquisitions (continued)

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

Neuman Aluminum (Neuman)

In July 2010, the company acquired Neuman for approximately $62 million in cash and became the leading North American manufacturer of aluminum slugs used to make extruded aerosol containers, beverage bottles, collapsible tubes and technical impact extrusions. Neuman operates two facilities, one in the United States and one in Canada. The acquisition of Neuman is not material to the metal food and household products packaging, Americas, segment, in which its results of operations have been included since the acquisition date.

Guangdong Jianlibao Group Co., Ltd (Jianlibao)

In June 2010, the company acquired Jianlibao’s 65 percent interest in a joint venture metal beverage can and end facility in Sanshui (Foshan), PRC, for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement. The company recorded equity earnings of $24.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s equity investment as a result of required purchase accounting. The acquisition of the remaining interest is not material to the metal beverage packaging, Americas and Asia, segment.

Anheuser-Busch InBev n.v./s.a. (AB InBev)

In October 2009, the company acquired three of AB InBev’s beverage can manufacturing facilities and one of its beverage can end manufacturing facilities, all of which are located in the U.S., for $574.7 million in cash. The facilities operations were included in Ball’s results beginning October 1, 2009, which amounted to approximately $160 million of net sales and $12 million of operating earnings from that date through December 31, 2009. In addition, a pretax charge of $11.1 million was recorded during the year for transaction costs associated with the acquisition, which, in accordance with the guidance related to accounting for business combinations, were required to be expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the consolidated statement of earnings.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.  Acquisitions (continued)

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2009, have been prepared as if the acquisition had occurred as of January 1 of that year. Per share amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

($ in millions, except per share amounts)

Net sales	$7,214.4
Net earnings from continuing operations	396.6
Basic earnings per share from continuing operations	2.11
Diluted earnings per share from continuing operations	2.09

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

4.        Dispositions

Plastics Packaging, Americas

In August 2010, Ball completed the sale of its plastics packaging, Americas, business to Amcor Limited and received gross proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and is net of post-closing adjustments of $21.3 million. The sale of Ball’s plastics packaging business included five U.S. facilities that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

The following table summarizes the operating results for the discontinued operations for the years ended December 31:

($ in millions)	2011	2010	2009

Net sales	$—	$318.5	$634.9

Earnings from operations	$—	$3.5	$19.6
Gain on sale of business	(0.8)	8.6	—
Loss on asset impairment	—	(107.1)	—
Loss on business consolidation activities	(3.0)	(10.4)	(23.1)
Gain on disposition	—	—	4.3
Tax benefit (provision)	1.5	30.5	(3.0)
Discontinued operations, net of tax	$(2.3)	$(74.9)	$(2.2)

Investment in DigitalGlobe Inc. (DigitalGlobe)

In May 2009, the company sold 75 percent of its investment in DigitalGlobe, a provider of commercial high resolution earth imagery products and services, in conjunction with DigitalGlobe’s initial public offering. The sale generated proceeds of $37.0 million and a pretax gain of $34.8 million. The company’s remaining investment in DigitalGlobe was liquidated in March 2011 for $4.8 million.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/gains included in the consolidated statements of earnings for the years ended December 31:

($ in millions)	2011	2010	2009

Metal beverage packaging, Americas & Asia	$(11.0)	$—	$(6.8)
Metal beverage packaging, Europe	(14.1)	(3.2)	—
Metal food & household products packaging, Americas	(1.9)	18.3	(2.6)
Corporate other costs	(3.3)	(4.1)	(12.0)
	$(30.3)	$11.0	$(21.4)

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, U.S., beverage can manufacturing facility; relocate a 12-ounce can line from the Torrance facility to its Whitby, Ontario, Canada, facility; and expand specialty can production in its Fort Worth, Texas, U.S., facility. The company recorded charges of $14.2 million during the first nine months of 2011 in connection with the closure of the Torrance facility. Of the total $14.2 million, $10.1 million represented severance, pension and other employee benefits; $2.4 million represented accelerated depreciation; and $1.7 million represented other costs. The first quarter of 2011 also included an impairment charge of $2.3 million to value the facility at its estimated net realizable value. The impairment charge was reversed during the third quarter based on information received during the quarter regarding the saleable value of the facility. During the fourth quarter, Ball recorded a net gain of $6.8 million for the sale of tangible assets from the Torrance facility less costs of closing the facility. Also included in 2011 was a charge of $1.7 million for severance costs related to capacity reduction at the Columbus, Ohio, U.S., facility and a net charge of $1.9 million to reflect individually insignificant charges related to previously announced facility closures.

Metal Beverage Packaging, Europe

During the fourth quarter, the company recorded charges of $9.6 million for the write down of the Lublin, Poland, facility to net realizable value, as well as charges of $1.6 million incurred in connection with the planned relocation of the company’s European headquarters from Germany to Switzerland in 2012.  In connection with the acquisition of Aerocan discussed in Note 3, the company recorded charges totaling $2.9 million for transaction costs, which were expensed as incurred. The net book value of the Lublin, Poland, facility was $14.6 million at December 31, 2011.

Metal Food and Household Products Packaging, Americas

In September 2011, the company discontinued production of certain products in a facility and recorded a charge of $1.4 million in connection with this discontinuance.  During the fourth quarter, Ball recorded net charges of $0.5 million associated with previously closed facilities.

Corporate and Other Costs

Corporate and other costs included an additional $2.5 million for the planned relocation of the company’s European headquarters from Germany to Switzerland. Additionally, net charges of $0.8 million were recorded to reflect individually insignificant charges related to previously announced facility closures.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

2010

Metal Beverage Packaging, Europe

During the fourth quarter of 2010, the company recorded a charge of $2.6 million to write off capitalized installation costs associated with the decision not to complete a facility in Lublin, Poland. Also included in the fourth quarter were charges totaling $0.6 million for transaction costs incurred for the January 2011 acquisition of Aerocan S.A.S. (See Note 3.)

Metal Food and Household Products Packaging, Americas

In September 2010, Ball announced the closure of its metal food container manufacturing facility in Richmond, British Columbia, Canada, and ceased production in the first quarter of 2011. The production capacity was consolidated into other Ball facilities. In connection with the closure, the company recorded a charge of $4.6 million primarily for severance and other employee benefits. In the fourth quarter of 2010, the company completed the sale and subsequent leaseback of its Richmond, British Columbia, facility resulting in a $5.1 million gain on the sale net of estimated lease exit costs and other individually insignificant items.

During the third quarter of 2010, the company identified an accrual of a pension liability related to a Canadian facility closure that occurred in 2006. The amount of the accrual was $17.8 million ($14.5 million after tax) and was the result of recognizing the final settlement of the pension plan prior to the actual settlement of the pension obligation as defined in the pension accounting guidance. A third quarter 2010 out-of-period adjustment eliminated the excess pension liability balance related to the final settlement. The accrual for the pension settlement liability, as determined at that time, will be charged to earnings from accumulated other comprehensive earnings (loss) upon final settlement of the related pension obligation when the criteria in the accounting guidance are deemed to have been met and all regulatory clearances have been given. Management has assessed the impact of this adjustment and does not believe these amounts were quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements, including the results of operations for 2006, or to the 2010 results of operations.

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

2009

Metal Beverage Packaging, Americas and Asia

During the fourth quarter, income of $4.2 million was recorded to reflect the reversal of previously recorded employee benefit charges taken primarily related to the closures of the Puerto Rico and Kansas City, Kansas, U.S., facilities, which were announced in the fourth quarter of 2008. These gains were partially offset by other charges recognized in the fourth quarter totaling $1.0 million primarily for fixed asset disposals where original adjustments to net realizable value were insufficient.

A charge of $0.7 million was also recorded in the fourth quarter for acquisition costs required to be expensed related to the acquisition in the PRC of the remaining outstanding shares of Jianlibao. (See Note 3.) During the third quarter, a charge of $1.0 million was recorded, primarily for additional costs of winding down the Puerto Rico and Kansas City facilities, the closures of which were announced in the fourth quarter of 2008. In the second quarter of 2009, a charge of $3.3 million was taken for severance and other employee benefits related to a reduction of personnel in the facilities and headquarters of the Americas portion of this segment. Most of the costs were paid by the end of 2009. In the first quarter of 2009, a charge of $5.0 million was taken related to accelerated depreciation for operations that ceased at the Kansas City facility.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

Metal Food and Household Products Packaging, Americas

In the fourth quarter, Ball recorded a charge of $2.6 million primarily for higher than originally estimated employee benefit and lease termination costs related to previously announced facility closures.

Corporate and Other Costs

Charges of $12.0 million were recorded in 2009 primarily for transaction costs required to be expensed for the acquisition of three metal beverage can facilities and one beverage can end facility from AB InBev. (See Note 3.)

Summary

Following is a summary of reserve activity by segment related to business consolidation activities for the years ended December 31, 2011 and 2010. The reserve balances are included in other current liabilities on the consolidated balance sheets.

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2009	$10.4	$7.3	$10.2	$27.9
Charges	—	4.6	3.1	7.7
Cash payments and other activity	(2.9)	(2.4)	(2.3)	(7.6)
Balance at December 31, 2010	7.5	9.5	11.0	28.0
Charges	15.9	1.4	0.6	17.9
Cash payments and other activity	(20.7)	(5.1)	(7.5)	(33.3)
Balance at December 31, 2011	$2.7	$5.8	$4.1	$12.6

6.  Receivables

	December 31,
($ in millions)	2011	2010

Trade accounts receivable, net	$840.6	$774.3
Other receivables	69.8	75.4
	$910.4	$849.7

Trade accounts receivable are shown net of an allowance for doubtful accounts of $13.4 million at December 31, 2011, and $11.9 million at December 31, 2010.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $136.0 million and $143.3 million for the years ended December 31, 2011 and 2010, respectively, and included $66.0 million and $85.7 million, respectively, representing the recognized sales value of performance that had not been billed and was not yet billable to customers. The average length of the long-term contracts is approximately 5.1 years, and the average length remaining on those contracts at December 31, 2011, was 1.4 years. Approximately $0.3 million of unbilled receivables at December 31, 2011, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.  Inventories

	December 31,
($ in millions)	2011	2010

Raw materials and supplies	$442.4	$478.0
Work in process and finished goods	630.1	605.9
	$1,072.5	$1,083.9

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

As a result of the evaluation, a cumulative $15.9 million pretax out-of-period adjustment was recorded in cost of sales in the fourth quarter of 2009, which should have impacted the prior three quarters of 2009 and the fourth quarter of 2008. Had the inventory been properly valued, 2009 full-year pretax earnings would have been higher by $7.1 million ($4.3 million after tax or $0.02 per diluted share) and 2008 full-year pretax earnings would have been lower by $7.1 million ($4.3 million after tax or $0.02 per diluted share). Management has assessed the impact of these adjustments and does not believe these amounts are quantitatively or qualitatively material, individually or in the aggregate, to any previously issued financial statements or to the full-year results of operations for 2009.

8.  Property, Plant and Equipment

	December 31,
($ in millions)	2011	2010

Land	$89.4	$95.0
Buildings	881.3	848.7
Machinery and equipment	3,235.2	2,945.6
Construction in progress	291.4	237.8
	4,497.3	4,127.1
Accumulated depreciation	(2,231.9)	(2,078.9)
	$2,265.4	$2,048.2

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $279.6 million, $252.2 million and $228.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.  Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2009	$588.8	$1,065.9	$353.6	$2,008.3
Business acquisition	—	—	26.7	26.7
Acquisition of equity affiliates	150.6	—	—	150.6
Effects of currency exchange rates	—	(80.3)	—	(80.3)
Balance at December 31, 2010	739.4	985.6	380.3	2,105.3
Business acquisition	—	166.6	—	166.6
Acquisition of equity affiliates	1.3	—	—	1.3
Effects of currency exchange rates	—	(26.1)	—	(26.1)
Balance at December 31, 2011	$740.7	$1,126.1	$380.3	$2,247.1

Ball’s policy is to perform its annual goodwill impairment testing in the fourth quarter of each year, as well as on an interim basis when circumstances dictate. As a result of the announced sale of the plastics packaging, Americas, segment Ball determined that an update of the goodwill impairment testing was necessary for that segment during the second quarter of 2010. Based on the agreed upon contractual sales price and the net book value of the segment it was determined that an impairment charge of $107.1 million ($75.2 million after tax) was necessary. The impairment charge included impairment of both plastics packaging goodwill ($106.5 million) and long-lived assets ($0.6 million). The impairment charge was included in the discontinued operations line item of the statement of earnings for the year ended December 31, 2010. Prior to 2010, no impairment charges were considered necessary or recorded.

10.  Intangibles and Other Assets

	December 31,
($ in millions)	2011	2010

Intangibles and Other Assets:
Investments in affiliates	$26.4	$12.8
Intangible assets (net of accumulated amortization of $46.6 and $113.5 at December 31, 2011 and 2010, respectively)	180.6	149.1
Company and trust-owned life insurance	145.7	131.1
Deferred tax asset	29.7	34.6
Noncurrent derivative contracts	7.2	50.9
Other	60.6	90.0
	$450.2	$468.5

Total amortization expense of intangible assets, which are primarily customer related, amounted to $21.5 million, $13.3 million and $14.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the fourth quarter of 2011, $87.9 million of fully amortized intangible assets were written off. This did not affect the net value of total intangible assets.

Based on intangible assets and currency exchange rates as of December 31, 2011, total annual intangible asset amortization expense is expected to be between approximately $16 million and $21 million for each of the years 2012 through 2016 and a total of approximately $85 million thereafter.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.  Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. During 2010 and 2005, we entered into leases that qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $12.0 million and the fair market value of the assets, if less. Certain of the company’s leases in effect at December 31, 2011, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2011, require rental payments of $29.5 million, $23.7 million, $14.8 million, $8.9 million and $4.7 million for the years 2012 through 2016, respectively, and $4.4 million combined for all years thereafter. Lease expense for all operating leases was $67.3 million, $61.9 million and $67.2 million in 2011, 2010 and 2009, respectively.

12.  Debt and Interest Costs

Short-term debt at December 31, 2011, includes $231.0 million outstanding under the accounts receivable securitization and $148.6 million outstanding under uncommitted bank facilities. At December 31, 2010, short-term debt included $76.2 million outstanding under uncommitted bank facilities. The weighted average interest rate of the outstanding short-term facilities was 2.7 percent at both December 31, 2011 and 2010.

Long-term debt and interest rates in effect at December 31 consisted of the following:

	2011		2010
(in millions)	In Local Currency	In U.S. $	In Local Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
6.625% Senior Notes, due March 2018	$450.0	450.0	$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
Senior Credit Facilities, due December 2015
Term A Loan, U.S. dollar denominated (2011 – 2.04%; 2010 – 2.01%)	$195.0	195.0	$200.0	200.0
Term B Loan, British sterling denominated (2011 – 2.52%; 2010 – 2.33%)	£50.4	78.3	£51.0	78.9
Term C Loan, euro denominated (2011 – 2.89%; 2010 – 2.48%)	€98.8	128.0	€100.0	132.5
Latapack-Ball Notes Payable (2011 – 3.6%; 2010 – 3.5%)	$170.6	170.6	$135.0	135.0
Industrial Development Revenue Bonds
Floating rates due through 2015 (2010 – 0.51%)	$—	—	$5.4	5.4
Other (including discounts and premiums)	Various	42.6	Various	34.3
		2,764.5		2,736.1
Less: Current portion of long-term debt		(67.8)		(34.5)
		$2,696.7		$2,701.6

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

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.  Debt and Interest Costs (continued)

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under this agreement can vary between $150 million and $275 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. At December 31, 2011, $231.0 million of accounts receivable were sold under this agreement. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet. There were no accounts receivable sold at December 31, 2010, under the company’s previous securitization program.

In November 2010, Ball issued $500 million of new 5.75 percent senior notes due in May 2021, and in March 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On April 21, 2010, the company redeemed $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption resulted in charges totaling $8.1 million for the call premium and the write off of unamortized financing costs and unamortized premiums.  An additional $0.7 million of charges were recorded in connection with the refinancing of the company’s senior credit facilities in December 2010. The charges are included as a component of interest expense in the consolidated financial statements.

At December 31, 2011, taking into account outstanding letters of credit, approximately $1 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until December 2015. In addition to these long-term committed credit facilities, the company had approximately $465 million of short-term uncommitted credit facilities available at the end of 2011, of which $148.6 million was outstanding and due on demand.

The fair value of the long-term debt was estimated to be $2.9 billion at December 31, 2011, compared to a carrying value of $2.8 billion. The fair value was $2.8 billion at December 31, 2010, compared to a carrying value of $2.7 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2011, have maturities of $67.8 million, $135.4 million, $164.9 million, $226.1 million and $392.7 million for the years ending December 31, 2012 through 2016, respectively, and $1,789.5 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2011 and 2010, were $16.5 million and $24.4 million, respectively, including industrial development bonds of $5.4 million at December 31, 2010.

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

The U.S. note agreements, bank credit agreement and the new accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00. The company was in compliance with all loan agreements and debt covenants at December 31, 2011 and 2010, and has met all debt payment obligations.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.  Debt and Interest Costs (continued)

A summary of total interest cost paid and accrued follows:

($ in millions)	2011	2010	2009

Interest costs	$185.1	$161.1	$120.8
Amounts capitalized	(8.0)	(2.9)	(3.6)
Interest expense	$177.1	$158.2	$117.2
Interest paid during the year	$177.9	$137.2	$103.1

13.  Taxes on Income

The amount of earnings before income taxes is:

($ in millions)	2011	2010	2009

U.S.	$313.6	$319.3	$309.2
Foreign	346.2	287.1	227.4
	$659.8	$606.4	$536.6

The provision for income tax expense is:

($ in millions)	2011	2010	2009
Current
U.S.	$61.3	$63.5	$86.6
State and local	15.0	11.6	15.9
Foreign	96.6	80.1	76.9
Total current	172.9	155.2	179.4

Deferred
U.S.	48.0	18.2	5.6
State and local	7.7	2.3	(0.1)
Foreign	(27.3)	0.1	(25.1)
Total deferred	28.4	20.6	(19.6)
Tax provision (a)	$201.3	$175.8	$159.8

(a)         Amounts do not include tax benefits (expense) related to discontinued operations of $1.5 million, $30.5 million and $(3.0) million in 2011, 2010 and 2009, respectively.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.  Taxes on Income (continued)

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

($ in millions)	2011	2010	2009

Statutory U.S. federal income tax	$230.9	$212.2	$187.8
Increase (decrease) due to:
Foreign tax rate differences	(46.3)	(26.0)	(26.0)
State and local taxes, net	14.0	13.1	10.7
U.S. taxes on foreign earnings, net of tax credits	17.7	13.4	16.6
Manufacturing deduction	(6.5)	(9.7)	(4.0)
Basis differences for asset sales	(5.0)	—	(8.5)
Uncertain tax positions, including interest	4.7	3.3	(2.6)
Company and trust-owned life insurance	(1.6)	(4.6)	(5.4)
Change in foreign subsidiary tax status (a)	—	(8.0)	—
Worldwide debt refinancing (a)	—	(11.8)	—
Other, net	(6.6)	(6.1)	(8.8)
Provision for taxes	$201.3	$175.8	$159.8
Effective tax rate expressed as a percentage of pretax earnings	30.5%	29.0%	29.8%

(a)       For 2010, the decrease in tax is net of a provision for uncertain tax positions and any applicable impact to the U.S. manufacturing deduction.

The increase in the 2011 full year effective income tax rate of 30.5 percent as compared to 2010 of 29.0 percent was primarily due to significant discrete period tax benefits in 2010 not recurring in 2011 related to a change in entity status of a foreign subsidiary and the 2010 world-wide debt refinancing. The impact of these two non-recurring items was partially offset by a lower 2011 effective income tax rate on foreign earnings, primarily related to the inclusion of a full year of Brazil’s results and the acquisition of Aerocan, both of which have income tax holidays.

The 2010 effective rate of 29.0 percent, as compared to 2009, included the accrual of a tax benefit for a change in the tax status of a foreign investment, a benefit related to the refinancing of the company’s senior credit facilities and an increased U.S. manufacturing tax benefit, offset by a higher 2010 provision for uncertain tax positions and a tax benefit realized in 2009 on the sale of shares in a stock investment as a result of a basis difference.

In 2005 Ball’s Serbian subsidiary was granted a tax holiday. Under the terms of the holiday, the earnings of this subsidiary are exempt from income taxation for a period of 10 years beginning in the first year the Serbian subsidiary had taxable earnings. As of December 31, 2011, four years of the tax holiday remain. In 2010, the Serbian subsidiary was granted a tax credit equal to 80 percent of additional local investments. The credit may be used to offset tax on earnings not covered by the initial tax holiday and has a 10-year life beginning in 2010. Pursuant to the additional investment in Ball’s Brazilian joint venture as discussed in Note 3, Ball has included the impact of a Brazilian tax holiday. Under the terms of the holiday, which expires in 2018, a certain portion of Brazil’s annual earnings receive a 19 percent tax exemption. In January 2011, Ball acquired Aerocan (see Note 3), which has its primary operations in the Czech Republic. Aerocan is subject to a tax holiday which began in 2009. The tax holiday provides foreign annual abatement of tax not to exceed $22 million over its 10 year term. At December 31, 2011, the remaining tax holiday is $14 million.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.  Taxes on Income (continued)

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. In 2010, Ball increased its economic interest in its Brazilian joint venture, and due to the nature of the investment, Ball provides deferred taxes on the portion of undistributed earnings of the Brazil investment related to this incremental investment. Net U.S. taxes provided for Brazil, Canada and PRC earnings in 2011, 2010 and 2009 were $17.7 million, $13.4 million and $16.6 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made.  It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings; however, repatriation of these earnings would result in a relatively high incremental tax rate.

Net income tax payments were $150.3 million, $146.0 million and $200.4 million in 2011, 2010 and 2009, respectively.

The significant components of deferred tax assets and liabilities at December 31 were:

($ in millions)	2011	2010

Deferred tax assets:
Deferred compensation	$94.8	$90.6
Accrued employee benefits	116.3	124.4
Plant closure costs	7.6	11.5
Accrued pensions	152.0	105.6
Inventory and other reserves	28.7	22.1
Net operating losses and other tax attributes	57.7	58.5
Unrealized losses on currency exchange and derivative transactions	35.4	5.7
Other	21.3	21.1
Total deferred tax assets	513.8	439.5
Valuation allowance	(53.0)	(55.3)
Net deferred tax assets	460.8	384.2
Deferred tax liabilities:
Depreciation	(251.0)	(220.9)
Goodwill and other intangible assets	(124.3)	(104.1)
Unrealized gains on derivative transactions	(2.3)	(40.8)
Unrealized gains on equity securities	—	(6.6)
Other	(32.9)	(25.1)
Total deferred tax liabilities	(410.5)	(397.5)
Net deferred tax asset (liability)	$50.3	$(13.3)

At December 31, 2011 and 2010, the net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

($ in millions)	2011	2010

Deferred taxes and other current assets	$102.4	$60.9
Intangibles and other assets, net	29.7	34.6
Other current liabilities	(1.6)	(22.0)
Deferred taxes and other liabilities	(80.2)	(86.8)
Net deferred tax asset	$50.3	$(13.3)

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.  Taxes on Income (continued)

At December 31, 2011, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $40.5 million with a related tax benefit of $9.8 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, with no expiration date, of $67.5 million with a related tax benefit of $15.5 million. In addition, Ball’s Argentine subsidiary had a net operating loss carryforward of $3.3 million, expiring in 2013 and 2014, with a related tax benefit of $1.1 million. Due to the uncertainty of ultimate realization, the Europe tax benefit has a valuation allowance of $8.0 million, and the Canadian and Argentine benefits have been fully offset by valuation allowances. The company also had $0.5 million of miscellaneous tax attributes with no valuation allowance due to expected realization. At December 31, 2011, the company had foreign tax credit carryforwards of $30.4 million expiring between 2015 and 2020; however, due to the uncertainty of realization of the entire foreign tax credit, a valuation allowance of $28.4 million has been applied to reduce the carrying value to $2.0 million.

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2011	2010	2009

Balance at January 1	$60.1	$45.9	$48.8
Additions based on tax positions related to the current year	1.1	14.5	9.4
Additions for tax positions of prior years	10.1	6.7	5.6
Reductions for settlements	—	—	(9.2)
Reductions due to lapse of statute of limitations	(1.5)	(3.5)	(8.4)
Effect of foreign currency exchange rates	(1.0)	(3.5)	(0.3)
Balance at December 31	$68.8	$60.1	$45.9

Balance sheet classification:
Other current liabilities	$18.0	$1.7	$4.2
Deferred taxes and other liabilities	50.8	58.4	41.7
Total	$68.8	$60.1	$45.9

The annual provisions for income taxes included tax expense of $4.7 million in 2011, tax expense of $15.5 million in 2010 and a tax benefit of $2.6 million in 2009.

At December 31, 2011, the amount of unrecognized tax benefits that, if recognized, would reduce tax expense was $68.8 million. Within the next 12 months, it is reasonably possible that unrecognized tax benefits may decrease by $18.0 million as a result of the expiration of various statutes of limitation. The company or one of its subsidiaries files income tax returns in the U.S. federal, various states and foreign jurisdictions. With a few exceptions, the company is no longer subject to U.S. federal, state and local or foreign examinations by tax authorities for years prior to 2005. The company’s significant non-U.S. filings are in Germany, France, the United Kingdom, the Netherlands, Poland, Serbia, the PRC, Canada, Brazil, Czech Republic and Argentina. At December 31, 2011, the company had ongoing examinations by tax authorities in the U.S., Germany, the United Kingdom and Canada, for which adequate provision has been made.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $3.1 million, $2.5 million and $3.5 million of additional income tax expense in 2011, 2010 and 2009, respectively, for potential interest on these items. At December 31, 2011 and 2010, the accrual for uncertain tax positions included potential interest expense of $12.1 million and $9.1 million, respectively. No penalties have been accrued.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations

	December 31,
($ in millions)	2011	2010

Total defined benefit pension liability	$731.6	$541.1
Less current portion	(24.8)	(23.4)
Long-term defined benefit pension liability	706.8	517.7
Retiree medical and other postemployment benefits	169.2	186.1
Deferred compensation plans	228.0	224.5
Other	39.7	35.0
	$1,143.7	$963.3

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

The company also participates in multiemployer defined benefit plans for which Ball is not the sponsor. The aggregated annual expense for these plans, which approximated the total annual funding, is included below in the summary of net periodic benefit cost.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2011 and 2010 follows:

	2011				2010
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$1,066.4	$597.6		$1,664.0	$977.7	$610.1		$1,587.8
Service cost	43.2	7.8		51.0	43.8	7.1		50.9
Interest cost	57.6	30.8		88.4	56.5	29.5		86.0
Benefits paid	(62.8)	(37.2)		(100.0)	(58.6)	(34.9)		(93.5)
Net actuarial losses	114.3	19.3		133.6	44.9	9.2		54.1
Effect of exchange rates	—	(8.5)		(8.5)	—	(24.8)		(24.8)
Plan amendments and other	2.2	—		2.2	2.1	1.4		3.5
Benefit obligation at year end	1,220.9	609.8		1,830.7	1,066.4	597.6		1,664.0
Change in plan assets:
Fair value of assets at prior year end	864.8	258.1		1,122.9	755.7	228.7		984.4
Actual return on plan assets	8.2	15.5		23.7	64.5	24.3		88.8
Employer contributions	20.2	15.4		35.6	103.2	15.6		118.8
Contributions to unfunded
German plans (a)	—	24.4		24.4	—	23.3		23.3
Benefits paid	(62.8)	(37.2)		(100.0)	(58.6)	(34.9)		(93.5)
Effect of exchange rates	—	(2.0)		(2.0)	—	1.0		1.0
Other	(5.5)	—		(5.5)	—	0.1		0.1
Fair value of assets at end of year	824.9	274.2		1,099.1	864.8	258.1		1,122.9
Underfunded status	$(396.0)	$(335.6	)(a)	$(731.6)	$(201.6)	$(339.5	)(a)	$(541.1)

(a)   The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $289.5 million and $301.8 million of the total unfunded status at December 31, 2011 and 2010, respectively.

Amounts recognized in the consolidated balance sheets for the funded status at December 31 consisted of:

	2011			2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$—	$4.0	$4.0	$—	$1.6	$1.6
Defined benefit pension liabilities	(396.0)	(339.6)	(735.6)	(201.6)	(341.1)	(542.7)
	$(396.0)	$(335.6)	$(731.6)	$(201.6)	$(339.5)	$(541.1)

Amounts recognized in accumulated other comprehensive earnings (loss) at December 31 consisted of:

	2011			2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$561.3	$75.7	$637.0	$406.7	$62.4	$469.1
Net prior service cost (credit)	11.9	(3.2)	8.7	9.7	(3.6)	6.1
Tax effect and currency exchange rates	(224.8)	(30.1)	(254.9)	(163.3)	(27.9)	(191.2)
	$348.4	$42.4	$390.8	$253.1	$30.9	$284.0

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,184.8 million and $1,039.0 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $541.4 million and $533.3 million at December 31, 2011 and 2010, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2011				2010
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$1,220.9	$350.7		$1,571.6	$1,066.4	$362.6		$1,429.0
Accumulated benefit obligation	1,184.8	339.0		1,523.8	1,039.0	350.6		1,389.6
Fair value of plan assets	824.9	53.9	(a)	878.8	864.8	54.5	(a)	919.3

(a)       The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $289.5 million and $301.8 million at December 31, 2011 and 2010, respectively.

Components of net periodic benefit cost were:

	2011			2010			2009
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$43.2	$7.8	$51.0	$43.8	$7.1	$50.9	$42.5	$5.8	$48.3
Interest cost	57.6	30.8	88.4	56.5	29.5	86.0	53.6	30.7	84.3
Expected return on plan assets	(72.1)	(17.1)	(89.2)	(67.7)	(15.0)	(82.7)	(63.9)	(14.1)	(78.0)
Amortization of prior service cost	1.2	(0.4)	0.8	1.3	(0.3)	1.0	0.8	(0.3)	0.5
Recognized net actuarial loss	21.5	5.7	27.2	18.7	4.9	23.6	12.4	3.7	16.1
Curtailment loss, including special termination benefits	6.5	—	6.5	(0.1)	1.8	1.7	1.2	—	1.2
Subtotal	57.9	26.8	84.7	52.5	28.0	80.5	46.6	25.8	72.4
Multiemployer plans	2.7	—	2.7	3.1	—	3.1	2.9	—	2.9
Net periodic benefit cost	$60.6	$26.8	$87.4	$55.6	$28.0	$83.6	$49.5	$25.8	$75.3

The estimated actuarial net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are $40.4 million and $0.6 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $120 million in 2012. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $113.7 million, $76.6  million, $80.2 million, $84.2 million and $87.9 million for the years ending December 31, 2012 through 2016, respectively, and a total of $496.7 million for the years 2017 through 2021. Payments to participants in the unfunded German plans are expected to be approximately $21 million (€16 million) to $22 million (€17 million) in each of the years 2012 through 2016 and a total of $98 million (€76 million) for the years 2017 through 2021.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2011	2010	2009	2011	2010	2009
Discount rate	4.75%	5.55%	6.00%	4.05%	4.75%	5.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.25%	3.50%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.50%	5.75%	5.00%	5.00%	5.00%
Rate of compensation increase	3.90%	4.25%	4.25%	2.75%	2.75%	2.75%
Pension increase (a)	3.05%	3.50%	3.40%/2.50%	1.75%	1.75%	1.75%

(a)       For the United Kingdom, the first percentage in 2009 applies to benefits earned between January 1, 1995, and June 30, 2008, and the second percentage applies to benefits earned after June 30, 2008.

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2011, will be used to determine net periodic benefit cost for 2012. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $3.1 million increase in the 2012 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $4.5 million of additional pension expense in 2012.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2011	2010	2009	2011	2010	2009
Discount rate	5.55%	6.00%	6.25%	4.75%	5.00%	7.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.25%	3.50%	3.50%
Expected long-term rate of return on assets	8.00%	8.25%	8.25%	5.14%	5.52%	7.26%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.75%	6.10%	5.00%	5.00%	5.75%
Rate of compensation increase	4.25%	4.25%	3.80%	2.75%	2.75%	2.75%
Pension increase (a)	3.40%	3.40%/2.50%	2.90%/2.50%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A

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

In selecting the U.S. discount rate for December 31, 2011, several benchmarks were considered, including Moody’s long-term corporate bond yield for A bonds, the Citigroup Pension Liability Index, the JP Morgan 15+ year corporate bond yield for A bonds and the Merrill Lynch 15+ year corporate bond yield for A bonds. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated A or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2011, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2011, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $1,201.6 million for 2011, $1,106.5 million for 2010 and $968.1 million for 2009.

Included in other comprehensive earnings, net of the related tax effect, were increases in pension and other postretirement item obligations of $93.7 million, $13.4 million and $22.6 million in 2011, 2010 and 2009, respectively.

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

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2011:

United
	U.S.		Canada (c)		Kingdom

Cash and cash equivalents	0-10%		0-5%		—
Equity securities	10-75	%(a)	10-30	%(d)	56-62	%(e)
Fixed income securities	25-70	%(b)	75-80%		38-44%
Alternative investments	0-35%		—		—

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

(c)        Does not include assets held in immunized portfolios designated for closed facilities. These portfolios must consist of at least 85 percent fixed income securities and up to 15 percent cash and short-term investments. They can consist of up to 100 percent Canadian federal or provincial securities. The immunized portfolio assets represented approximately 45 percent of the total Canadian assets at December 31, 2011.

(d)       May include between 5 percent and 15 percent non-Canadian equity securities.

(e)        Equity securities must consist of United Kingdom securities and up to 44 percent foreign securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually are within the established targets for each country, were as follows at December 31:

	2011	2010
Cash and cash equivalents	2%	8%
Equity securities	36%	28%
Fixed income securities	56%	54%
Alternative investments	6%	10%
	100%	100%

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

U.S. government and agency securities: Valued using the pricing of similar agency issues, live trading feeds from several vendors and benchmark yields.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Corporate bonds and notes: Valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data including market research publications. Inputs may be prioritized differently at certain times based on market conditions.

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets as of December 31, 2011, are summarized in the table below:

($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$25.5	$—	$25.5
Corporate equity securities	95.0	40.4	—	135.4
U.S. government and agency securities	69.4	113.0	—	182.4
Corporate bonds and notes	0.7	274.9	—	275.6
Commingled funds	—	115.0	—	115.0
Limited partnerships and other	0.1	35.0	55.9	91.0
Total assets	$165.2	$603.8	$55.9	$824.9

The levels assigned to the defined benefit plan assets as of December 31, 2010, are summarized in the table below:

($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$16.0	$86.2	$—	$102.2
Corporate equity securities	99.1	23.1	—	122.2
U.S. government and agency securities	96.7	107.4	—	204.1
Corporate bonds and notes	1.0	230.8	—	231.8
Commingled funds	—	124.2	—	124.2
Limited partnerships and other	—	45.6	34.7	80.3
Total assets	$212.8	$617.3	$34.7	$864.8

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

The following is a reconciliation of the U.S. Level 3 assets for the two years ended December 31, 2011 (dollars in millions):

Balance at December 31, 2009	$34.2
Actual return on plan assets relating to assets still held at the reporting date	2.1
Purchases	1.3
Sales	(2.9)
Balance at December 31, 2010	34.7
Actual return on plan assets relating to assets still held at the reporting date	0.9
Purchases	25.2
Sales	(4.9)
Balance at December 31, 2011	$55.9

	December 31,
	2011	2010
Canadian pension assets, at fair value (all Level 2) ($ in millions):
Equity commingled funds	$11.7	$11.7
Fixed income commingled funds	45.5	45.6
Fixed income securities	50.1	47.1
Total assets	$107.3	$104.4

	December 31,
	2011	2010
U.K. pension assets, at fair value (all Level 2) ($ in millions):
U.K. equity commingled funds	$56.7	$51.8
Foreign equity commingled funds	39.6	37.6
U.K. fixed income commingled funds	70.6	64.3
Net assets	$166.9	$153.7

Other Postemployment Benefits

The company sponsors postretirement health care and life insurance plans for substantially all U.S. and Canadian employees. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded and, with the exception of life insurance benefits, are self-insured.

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

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

An analysis of the change in other postretirement benefit accruals for 2011 and 2010 follows:

($ in millions)	2011	2010

Change in benefit obligation:
Benefit obligation at prior year end	$184.7	$191.8
Service cost	2.3	2.5
Interest cost	9.7	10.2
Benefits paid	(11.9)	(11.9)
Net actuarial loss (gain)	(17.2)	(2.3)
Curtailment loss (gain)	1.5	(1.8)
Settlements	(3.5)	—
Plan amendments	—	(4.9)
Effect of exchange rates and other	(0.5)	1.1
Benefit obligation at year end	165.1	184.7
Change in plan assets:
Fair value of assets at prior year end	—	—
Benefits paid	(12.4)	(12.4)
Employer contributions	14.8	11.9
Medicare Part D subsidy	0.5	0.5
Settlements	(2.9)	—
Fair value of assets at end of year	—	—
Funded status	$(165.1)	$(184.7)

Components of net periodic benefit cost were:

($ in millions)	2011	2010	2009

Service cost	$2.3	$2.5	$3.0
Interest cost	9.7	10.2	10.8
Amortization of prior service cost	—	0.2	0.4
Recognized net actuarial gain	0.7	0.8	0.4
Special termination benefits	1.9	—	—
Net periodic benefit cost	$14.6	$13.7	$14.6

Approximately $0.9 million of estimated net actuarial loss will be amortized from accumulated other comprehensive loss into net period benefit cost during 2012. The amount of prior service cost to be amortized is insignificant.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2011, an 8.5 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5.0 percent in 2019 and remain at that level thereafter. For the Canadian plans, a 6.0 percent health care cost trend rate was used, which was assumed to decrease to 5.0 percent by 2016 and remain at that level in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would increase or decrease the total of service and interest cost by $0.4 million and the postretirement benefit obligation by approximately $4.3 million to $4.9 million.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $20.8 million, $20.5 million and $21.8 million for 2011, 2010 and 2009, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan may receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $8.3 million and $3.0 million of additional compensation expense related to this program for the years 2011 and 2010, respectively. There was no matching contribution for 2009.

15.  Shareholders’ Equity

At December 31, 2011, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

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

The company’s share repurchases, net of issuances, totaled $473.9 million in 2011, $506.7 million in 2010 and $5.1 million in 2009. On October 28, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common stock using cash on hand and available borrowings. The company advanced the $100 million on November 2, 2011, and received 2,523,836 shares, which represented 90 percent of the total shares as calculated using the closing price on October 28, 2011. The agreement was settled in January 2012, and the company received an additional 361,615 shares, which represented a weighted average price of $34.66 for the contract period.

On August 2, 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common shares using cash on hand and available borrowings. The company advanced the $125 million on August 5, 2011, and received 3,077,976 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing share price. The agreement was settled in September 2011, and the company received an additional 526,532 shares, which represented a weighted average price of $34.68 for the contract period.

In November 2010, the company entered into a private transaction to acquire 2,775,408 shares of its publicly held common shares for $88.8 million. In February 2010, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common shares using cash on hand and available borrowings. The company advanced the $125 million on February 22, 2010, and received 4,323,598 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing price. The agreement was settled in May 2010, and the company received an additional 398,206 shares, which represented a weighted average price of $26.47 for the contract period.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

15.  Shareholders’ Equity (continued)

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits, Net of Tax	Effective Derivatives, Net of Tax		Gain on Available for Sale Securities, Net of Tax	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2009	180.2	(274.4)	23.4		7.0	(63.8)
2010 change	(57.1)	(13.4)	49.0	(a)	3.2	(18.3)
December 31, 2010	123.1	(287.8)	72.4		10.2	(82.1)
2011 change	(38.4)	(93.7)	(110.8	)(a)	(10.2)	(253.1)
December 31, 2011	$84.7	$(381.5)	$(38.4)		$—	$(335.2)

(a)       The change in accumulated other comprehensive earnings (loss) for effective derivatives was as follows for the years ended December 31:

	2011	2010

Amounts reclassified into earnings (Note 18):
Commodity contracts	$(65.7)	$6.4
Interest rate and currency exchange contracts	(1.8)	7.2
	(67.5)	13.6
Change in fair value of cash flow hedges:
Commodity contracts	(103.0)	64.8
Interest rate and currency exchange rate contracts	(2.3)	(2.0)
Currency and tax impacts	62.0	(27.4)
	$(110.8)	$49.0

Management’s intention is to indefinitely reinvest foreign earnings. Therefore, no taxes have been provided on the foreign currency translation component for any period. The change in the pension and other postretirement items is presented net of related tax benefits of $56.3 million, $2.2 million and $15.2 million for 2011, 2010 and 2009, respectively. The change in the effective financial derivatives is presented net of related tax benefits of $58.2 million for 2011 and net of related tax expense of $24.1 million and $58.9 million for 2010 and 2009, respectively. The gain on available for sale securities is presented net of related tax expense of $2.0 million and $4.5 million for 2010 and 2009, respectively.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.  Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2011, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	10,766,646	$21.39	3,918,684	$6.13
Granted	1,367,460	$35.85	1,367,460	$9.78
Vested			(1,542,058)	$6.04
Exercised	(1,125,281)	$16.89
Canceled/forfeited	(65,800)	$25.24	(65,800)	$6.65
End of period	10,943,025	$23.64	3,678,286	$7.51
Vested and exercisable, end of period	7,264,739
Reserved for future grants	6,213,907

The options granted in January 2011 included 679,310 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at December 31, 2011, was 6.1 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $132.1 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2011, was 5.1 years and the aggregate intrinsic value was $103.2 million. The company received $16.4 million from options exercised during 2011. The intrinsic value associated with these exercises was $19.7 million, and the associated tax benefit reported as other financing activities in the consolidated statement of cash flows was $5.6 million. The total fair value of options vested during 2011, 2010 and 2009 was $9.3 million, $15.1 million and $7.1 million, respectively.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in 2011, 2010 and 2009 have estimated weighted average fair values at the date of grant of $9.78 per share, $6.84 per share and $5.32 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2011 Grants	2010 Grants	2009 Grants

Expected dividend yield	0.78%	0.79%	1.0%
Expected stock price volatility	30.04%	28.99%	29.83%
Risk-free interest rate	1.97%	2.47%	1.74%
Expected life of options	5.0 years	4.9 years	5.25 years

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

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.  Stock-Based Compensation Programs (continued)

Following is a summary of restricted stock activity for the year ended December 31, 2011:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,856,202	$21.96
Granted	525,092	$35.49
Vested	(534,217)	$24.94
Canceled/forfeited	(28,843)	$30.66
End of period	1,818,234	$24.86

To encourage certain senior management employees and outside directors to invest in Ball stock, Ball adopted a deposit share program in March 2001 (subsequently amended and restated in April 2004) that matches purchased shares with restricted shares. In general, restrictions on the matching shares lapse at the end of four years from date of grant, or earlier in stages if established share ownership guidelines are met, assuming the relevant qualifying purchased shares are not sold or transferred prior to that time. Grants under the plan are accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. The company recorded $2.4 million, $0.4 million and $1.6 million of expense in connection with this program in 2011, 2010 and 2009, respectively.

The company’s board of directors grants performance-contingent restricted stock units to key employees, which will cliff vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of 2011 for any grants. Restricted stock units granted under this program included 210,330 units in January 2011, 362,300 units in January 2010 and 386,900 units in January 2009. The expense associated with the performance-contingent grants totaled $7.3 million, $9.5 million and $9.9 million in 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, the company recognized in selling, general and administrative expenses pretax expense of $24.7 million ($15.0 million after tax), $24.4 million ($14.9 million after tax) and $26.5 million ($16.0 million after tax), respectively, for share-based compensation arrangements. At December 31, 2011, there was $41.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.4 million in 2011, $3.2 million in 2010 and $3.0 million in 2009.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.  Earnings Per Share

	Years ended December 31,
($ in millions, except per share amounts; shares in thousands)	2011	2010	2009

Diluted Earnings per Share (a):
Net earnings attributable to Ball Corporation	$444.0	$468.0	$387.9

Weighted average common shares	165,275	180,746	187,572
Effect of dilutive securities	3,315	2,792	2,406
Weighted average shares applicable to diluted earnings per share	168,590	183,538	189,978

Basic earnings per share	$2.69	$2.59	$2.07
Diluted earnings per share	$2.63	$2.55	$2.04

(a)       Shares for the year ended December 31, 2009, have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

Certain options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,358,260 in 2011; 1,683,300 in 2010 and 5,727,828 in 2009.

18.  Financial Instruments and Risk Management

Policies and Procedures

Ball employs established risk management policies and procedures, which seek to reduce Ball’s exposure to fluctuations in commodity price, interest rates, foreign currencies and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $648 million and $1.0 billion at December 31, 2011 and 2010, respectively. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at December 31, 2011, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $35.2 million associated with these contracts.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

A net loss of $30.1 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting Ball to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

Ball’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, Ball may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2011, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed rate instruments.

At December 31, 2011, the company had outstanding interest rate swap contracts with notional amounts of $300 million paying fixed rates expiring within the next four years. Included in shareholders’ equity at December 31, 2011, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $0.4 million associated with these contracts, the majority of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Inflation Risk

Ball also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At December 31, 2011, the company had inflation options in Europe with notional amounts of $149 million (€115 million). These options are undesignated for hedge accounting purposes and receive mark to fair value accounting. The fair value at December 31, 2011, was insignificant, and the option contracts expire at various times within the next two years.

Currency Exchange Rate Risk

Ball’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Ball’s currency translation risk results from the currencies in which we transact business. Ball faces currency exposures in our global operations as a result of intercompany currency denominated loans and purchasing raw materials in U.S. dollars and other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At December 31, 2011, the company had outstanding exchange forward contracts and option collar contracts with notional amounts totaling $630 million. Approximately $2.8 million of net loss is related to these contracts is included in accumulated other comprehensive earnings at December 31, 2011, of which $2.0 million of net loss is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2011, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.8 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these market fluctuations. One of the swaps will be outstanding until March 2012 and has a notional value of 1 million shares. The other swap will be outstanding until September 2012 and has a notional value of 500,000 shares.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

As of December 31, 2011, the combined fair value of these swaps was a $2.6 million gain. All gains and losses on these total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require Ball to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, Ball has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $71.7 million and no collateral was required to be posted. As of December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $26.3 million and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2011 and 2010, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Fair Value of Derivative Instruments as of December 31, 2011

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$4.2	$3.3	$7.5
Foreign currency contracts	0.9	10.6	11.5
Total current derivative contracts	$5.1	$13.9	$19.0

Noncurrent commodity contracts	$7.1	$—	$7.1
Other contracts	—	0.1	0.1
Total noncurrent derivative contracts	$7.1	$0.1	$7.2

Liabilities:
Commodity contracts	$64.4	$5.8	$70.2
Foreign currency contracts	4.4	5.5	9.9
Interest rate contracts	0.5	—	0.5
Total current derivative contracts	$69.3	$11.3	$80.6

Noncurrent commodity contracts	$2.1	$—	$2.1
Interest rate contracts	0.7	—	0.7
Foreign currency contracts	1.0	—	1.0
Total noncurrent derivative contracts	$3.8	$—	$3.8

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of December 31, 2010

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$59.9	$35.8	$95.7
Foreign currency contracts	0.2	6.7	6.9
Total current derivative contracts	$60.1	$42.5	$102.6

Noncurrent commodity contracts	$47.3	$1.8	$49.1
Other contracts	1.3	0.5	1.8
Total noncurrent derivative contracts	$48.6	$2.3	$50.9

Liabilities:
Commodity contracts	$12.9	$35.4	$48.3
Foreign currency contracts	1.4	7.7	9.1
Interest rate contracts	1.9	—	1.9
Total current derivative contracts	$16.2	$43.1	$59.3

Noncurrent commodity contracts	$0.3	$1.9	$2.2
Interest rate contracts	0.4	—	0.4
Total noncurrent derivative contracts	$0.7	$1.9	$2.6

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2011, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The company’s investment in shares of DigitalGlobe was measured using Level 1 inputs at December 31, 2010 and amounted to $22.1 million. These shares were disposed of during March 2011. Additionally, net receivables related to the European scrap metal program totaling $10.6 million at December 2011, and $11.7 million at December 31, 2010, were classified as Level 2 within the fair value hierarchy.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss) for the year ended December 31:

	2011		2010
($ in millions)	Cash Flow Hedge — Reclassified Amount From Other Comprehensive Earnings (Loss) — Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge — Reclassified Amount From Other Comprehensive Earnings (Loss) — Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$65.7	$(2.7)	$(6.4)	$(0.3)
Interest rate contracts (b)	1.3	—	(4.9)	—
Inflation option contracts (c)	—	(0.2)	—	(0.9)
Foreign exchange contracts (d)	0.5	12.2	(2.3)	0.7
Equity contracts (e)	—	(4.4)	—	—
Total	$67.5	$4.9	$(13.6)	$(0.5)

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

(e)          Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the consolidated statement of earnings.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19.  Quarterly Results of Operations (Unaudited)

The company’s quarters in 2011 ended on April 3, July 3, October 2 and December 31. The company’s quarters in 2010 ended on March 28, June 27, September 26 and December 31. All amounts below reflect the sale of the company’s plastics business described in Note 4.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2011
Net sales	$2,011.2	$2,309.7	$2,258.3	$2,051.7	$8,630.9
Gross profit (a)	313.6	357.6	331.0	278.9	1,281.1
Earnings before taxes	$147.5	$208.9	$185.6	$117.8	$659.8
Net earnings attributable to Ball Corporation from continuing operations	$92.6	$143.4	$133.4	$76.9	$446.3
Net earnings attributable to Ball Corporation	$91.3	$143.1	$132.1	$77.5	$444.0

Basic earnings per share (b):
Continuing operations	$0.55	$0.86	$0.82	$0.48	$2.70
Total	$0.54	$0.86	$0.81	$0.48	$2.69
Diluted earnings per share (b):
Continuing operations	$0.54	$0.84	$0.80	$0.47	$2.64
Total	$0.53	$0.84	$0.79	$0.47	$2.63

2010
Net sales	$1,592.3	$2,007.5	$2,035.0	$1,995.2	$7,630.0
Gross profit (a)	216.1	306.7	320.4	289.0	1,132.2
Earnings before taxes	$98.7	$177.4	$196.9	$133.4	$606.4
Net earnings attributable to Ball Corporation from continuing operations	$82.4	$144.6	$222.2	$93.7	$542.9
Net earnings attributable to Ball Corporation	$79.3	$69.0	$227.5	$92.2	$468.0

Basic earnings per share (b)(c):
Continuing operations	$0.44	$0.79	$1.24	$0.54	$3.00
Total	$0.43	$0.37	$1.27	$0.53	$2.59
Diluted earnings per share (b)(c):
Continuing operations	$0.44	$0.77	$1.22	$0.53	$2.96
Total	$0.42	$0.37	$1.25	$0.52	$2.55

(a)         Gross profit is shown after depreciation related to cost of sales of $268.6 million and $243.7 million for the years ended December 31, 2011 and 2010, respectively.

(b)         Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

(c)          The quarterly 2010 amounts have been restated for the two-for-one stock split that was effective on February 15, 2011.

The unaudited quarterly results of operations included business consolidation and other costs and other significant items that affected the company’s operating performance. Further details are included in Notes 3, 4 and 5.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt

As discussed in Note 12, the company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed, consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$5,370.3	$3,260.6	$—	$8,630.9

Costs and expenses
Cost of sales (excluding depreciation)	—	(4,504.5)	(2,576.7)	—	(7,081.2)
Depreciation and amortization	(4.2)	(147.4)	(149.5)	—	(301.1)
Selling, general and administrative	(77.5)	(197.6)	(106.3)	—	(381.4)
Business consolidation and other activities	(3.4)	(12.1)	(14.8)	—	(30.3)
Equity in results of subsidiaries	486.4	—	—	(486.4)	—
Intercompany license fees	175.6	(152.6)	(23.0)	—	—
	576.9	(5,014.2)	(2,870.3)	(486.4)	(7,794.0)

Earnings (loss) before interest and taxes	576.9	356.1	390.3	(486.4)	836.9

Interest expense	(156.8)	4.2	(24.5)	—	(177.1)
Debt refinancing costs	—	—	—	—	—
Total interest expense	(156.8)	4.2	(24.5)	—	(177.1)

Earnings (loss) before taxes	420.1	360.3	365.8	(486.4)	659.8
Tax provision	23.9	(155.9)	(69.3)	—	(201.3)
Equity in results of affiliates, net	—	0.2	9.9	—	10.1
Net earnings (loss) from continuing operations	444.0	204.6	306.4	(486.4)	468.6
Discontinued operations, net of tax	—	(2.3)	—	—	(2.3)
Net earnings (loss)	444.0	202.3	306.4	(486.4)	466.3
Less net earnings attributable to noncontrolling interests	—	—	(22.3)	—	(22.3)
Net earnings (loss) attributable to Ball Corporation	$444.0	$202.3	$284.1	$(486.4)	$444.0

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2010
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$5,228.1	$2,401.9	$—	$7,630.0

Costs and expenses
Cost of sales (excluding depreciation)	—	(4,370.4)	(1,883.7)	—	(6,254.1)
Depreciation and amortization	(3.2)	(151.6)	(110.7)	—	(265.5)
Selling, general and administrative	(73.9)	(192.1)	(90.8)	—	(356.8)
Business consolidation and other activities	(4.6)	0.7	14.9	—	11.0
Equity in results of subsidiaries	476.7	—	—	(476.7)	—
Intercompany license fees	161.5	(149.5)	(12.0)	—	—
	556.5	(4,862.9)	(2,082.3)	(476.7)	(6,865.4)

Earnings (loss) before interest and taxes	556.5	365.2	319.6	(476.7)	764.6

Interest expense	(130.3)	1.6	(20.7)	—	(149.4)
Debt refinancing costs	(8.8)	—	—	—	(8.8)
Total interest expense	(139.1)	1.6	(20.7)	—	(158.2)

Earnings (loss) before taxes	417.4	366.8	298.9	(476.7)	606.4
Tax provision	49.9	(139.1)	(86.6)	—	(175.8)
Equity in results of affiliates, net	—	0.8	117.2	—	118.0
Net earnings (loss) from continuing operations	467.3	228.5	329.5	(476.7)	548.6
Discontinued operations, net of tax	0.7	(68.1)	(7.5)	—	(74.9)
Net earnings (loss)	468.0	160.4	322.0	(476.7)	473.7
Less net earnings attributable to noncontrolling interests	—	—	(5.7)	—	(5.7)
Net earnings (loss) attributable to Ball Corporation	$468.0	$160.4	$316.3	$(476.7)	$468.0

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING STATEMENT OF EARNINGS
	For the Year Ended December 31, 2009
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$4,549.4	$2,161.0	$—	$6,710.4

Costs and expenses
Cost of sales (excluding depreciation)	—	(3,813.9)	(1,704.0)	—	(5,517.9)
Depreciation and amortization	(3.4)	(132.1)	(107.6)	—	(243.1)
Selling, general and administrative	(56.1)	(166.5)	(86.4)	—	(309.0)
Business consolidation and other activities	(11.1)	(9.5)	(0.8)	—	(21.4)
Gain on disposition	—	34.8	—	—	34.8
Equity in results of subsidiaries	431.3	—	—	(431.3)	—
Intercompany license fees	46.9	(43.3)	(3.6)	—	—
	407.6	(4,130.5)	(1,902.4)	(431.3)	(6,056.6)

Earnings (loss) before interest and taxes	407.6	418.9	258.6	(431.3)	653.8
Interest expense	(48.8)	(42.1)	(26.3)	—	(117.2)
Earnings (loss) before taxes	358.8	376.8	232.3	(431.3)	536.6
Tax provision	28.7	(136.1)	(52.4)	—	(159.8)
Equity in results of affiliates, net	—	0.7	13.1	—	13.8
Net earnings (loss) from continuing operations	387.5	241.4	193.0	(431.3)	390.6
Discontinued operations, net of tax	0.4	2.6	(5.2)	—	(2.2)
Net earnings (loss)	387.9	244.0	187.8	(431.3)	388.4
Less net earnings attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net earnings (loss) attributable to Ball Corporation	$387.9	$244.0	$187.3	$(431.3)	$387.9

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$24.0	$0.5	$141.3	$—	$165.8
Receivables, net	0.2	147.1	763.1	—	910.4
Inventories, net	—	671.7	400.8		1,072.5
Deferred taxes and other current assets	23.1	96.5	53.6	—	173.2
Total current assets	47.3	915.8	1,358.8	—	2,321.9
Property, plant and equipment, net	34.5	893.7	1,337.2		2,265.4
Investment in subsidiaries	3,612.2	353.9	78.6	(4,044.7)	—
Goodwill	—	927.0	1,320.1		2,247.1
Intangibles and other assets, net	177.1	98.1	175.0		450.2
Total Assets	$3,871.1	$3,188.5	$4,269.7	$(4,044.7)	$7,284.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$32.7	$—	$414.7	$—	$447.4
Accounts payable	11.4	442.1	393.8	—	847.3
Accrued employee costs	18.3	158.0	72.0	—	248.3
Other current liabilities	55.5	111.6	146.0	—	313.1
Total current liabilities	117.9	711.7	1,026.5	—	1,856.1
Long-term debt	2,320.6	0.2	375.9		2,696.7
Intercompany borrowings	(26.4)	(295.9)	322.3	—	—
Employee benefit obligations	301.6	500.1	342.0	—	1,143.7
Deferred taxes and other liabilities	(61.7)	95.6	176.2	—	210.1
Total liabilities	2,652.0	1,011.7	2,242.9	—	5,906.6

Shareholders’ equity
Convertible preferred stock	—	—	4.8	(4.8)	—
Preferred shareholders’ equity	—	—	4.8	(4.8)	—

Common stock	941.7	802.0	662.0	(1,464.0)	941.7
Retained earnings	3,228.3	1,679.5	1,211.5	(2,891.0)	3,228.3
Accumulated other comprehensive earnings (loss)	(335.2)	(304.8)	(10.3)	315.1	(335.2)
Treasury stock, at cost	(2,615.7)				(2,615.7)
Common shareholders’ equity	1,219.1	2,176.7	1,863.2	(4,039.9)	1,219.1
Total Ball Corporation shareholders’ equity	1,219.1	2,176.7	1,868.0	(4,044.7)	1,219.1
Noncontrolling interests	—	—	158.9	—	158.9
Total shareholders’ equity	1,219.1	2,176.7	2,026.9	(4,044.7)	1,378.0
Total Liabilities and Shareholders’ Equity	$3,871.1	$3,188.4	$4,269.8	$(4,044.7)	$7,284.6

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	CONDENSED, CONSOLIDATING BALANCE SHEET
	December 31, 2010
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$0.2	$1.7	$150.1	$—	$152.0
Receivables, net	(0.5)	157.0	693.2	—	849.7
Inventories, net	—	763.3	320.6	—	1,083.9
Current derivative contracts	6.2	48.6	47.8	—	102.6
Deferred taxes and other current assets	12.8	78.2	26.5	—	117.5
Total current assets	18.7	1,048.8	1,238.2	—	2,305.7
Property, plant and equipment, net	29.6	893.8	1,124.8	—	2,048.2
Investment in subsidiaries	3,372.9	217.3	151.0	(3,741.2)	—
Goodwill	—	927.0	1,178.3	—	2,105.3
Noncurrent derivative contracts	—	1.6	49.3	—	50.9
Intangibles and other assets, net	176.0	127.4	114.2	—	417.6
Total Assets	$3,597.2	$3,215.9	$3,855.8	$(3,741.2)	$6,927.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$17.9	$0.2	$92.6	$—	$110.7
Accounts payable	17.5	362.2	320.6	—	700.3
Accrued employee costs	24.7	165.1	68.4	—	258.2
Current derivative contracts	1.4	37.0	20.9	—	59.3
Other current liabilities	57.9	89.8	107.1	—	254.8
Total current liabilities	119.4	654.3	609.6	—	1,383.3
Long-term debt	2,333.5	0.4	367.7	—	2,701.6
Intercompany borrowings	(536.7)	105.3	431.4	—	—
Employee benefit obligations	197.1	419.9	346.3	—	963.3
Noncurrent derivative contracts	—	0.3	2.3	—	2.6
Deferred taxes and other liabilities	(34.1)	65.5	187.4	—	218.8
Total liabilities	2,079.2	1,245.7	1,944.7	—	5,269.6

Shareholders’ equity
Convertible preferred stock	—	—	4.8	(4.8)	—
Preferred shareholders’ equity	—	—	4.8	(4.8)	—

Common stock	893.4	684.4	719.2	(1,403.6)	893.4
Retained earnings	2,829.8	1,480.8	923.8	(2,404.6)	2,829.8
Accumulated other comprehensive earnings (loss)	(82.1)	(195.0)	123.2	71.8	(82.1)
Treasury stock, at cost	(2,123.1)	—	—	—	(2,123.1)
Common shareholders’ equity	1,518.0	1,970.2	1,766.2	(3,736.4)	1,518.0
Total Ball Corporation shareholders’ equity	1,518.0	1,970.2	1,771.0	(3,741.2)	1,518.0
Noncontrolling interests	—	—	140.1	—	140.1
Total shareholders’ equity	1,518.0	1,970.2	1,911.1	(3,741.2)	1,658.1
Total Liabilities and Shareholders’ Equity	$3,597.2	$3,215.9	$3,855.8	$(3,741.2)	$6,927.7

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20. Subsidiary Guarantees of Debt (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2011
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(71.3)	$677.0	$351.0	$956.7
Cash provided by (used in) discontinued operating activities	—	(4.1)	(4.2)	(8.3)
Total cash provided by (used in) operating activities	(71.3)	672.9	346.8	948.4

Cash flows from investing activities
Additions to property, plant and equipment	(9.9)	(164.5)	(269.4)	(443.8)
Business acquisitions, net of cash acquired	—	—	(295.2)	(295.2)
Investments in and advances to affiliates	634.1	(543.1)	(91.0)	—
Other, net	(15.0)	33.8	(17.8)	1.0
Total cash provided by (used in) investing activities	609.2	(673.8)	(673.4)	(738.0)

Cash flows from financing activities
Long-term borrowings	370.4	—	456.9	827.3
Repayments of long-term borrowings	(380.5)	(0.3)	(435.0)	(815.8)
Change in short-term borrowings	10.0	—	285.3	295.3
Proceeds from issuances of common stock	39.3	—	—	39.3
Acquisitions of treasury stock	(513.2)	—	—	(513.2)
Common dividends	(45.7)	—	—	(45.7)
Other, net	5.6	—	(9.6)	(4.0)
Cash provided by (used in) financing activities	(514.1)	(0.3)	297.6	(216.8)

Effect of exchange rate changes on cash	—	—	20.2	20.2

Change in cash and cash equivalents	23.8	(1.2)	(8.8)	13.8
Cash and cash equivalents — beginning of year	0.2	1.7	150.1	152.0
Cash and cash equivalents — end of year	$24.0	$0.5	$141.3	$165.8

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2010
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$64.3	$268.8	$167.2	$500.3
Cash provided by (used in) discontinued operating activities	0.4	18.8	(4.3)	14.9
Total cash provided by (used in) operating activities	64.7	287.6	162.9	515.2

Cash flows from investing activities
Additions to property, plant and equipment	(12.1)	(106.4)	(131.7)	(250.2)
Business acquisitions, net of cash acquired	—	(25.8)	(36.2)	(62.0)
Acquisitions of equity affiliates, net of cash acquired	—	—	(63.8)	(63.8)
Proceeds from disposition, net of cash sold	—	261.5	—	261.5
Cash collateral, net	—	0.1	—	0.1
Investments in and advances to affiliates	13.4	(415.2)	401.8	—
Other, net	(17.0)	16.2	14.2	13.4
Cash provided by (used in) continuing investing activities	(15.7)	(269.6)	184.3	(101.0)
Cash provided by (used in) discontinued investing activities	—	(9.2)	—	(9.2)
Total cash provided by (used in) investing activities	(15.7)	(278.8)	184.3	(110.2)

Cash flows from financing activities
Long-term borrowings	1,860.2	0.7	370.7	2,231.6
Repayments of long-term borrowings	(1,471.6)	(7.9)	(665.4)	(2,144.9)
Change in short-term borrowings	10.1	—	5.0	15.1
Proceeds from issuances of common stock	47.5	—	—	47.5
Acquisitions of treasury stock	(554.2)	—	—	(554.2)
Common dividends	(35.8)	—	—	(35.8)
Other, net	(16.3)	—	(2.6)	(18.9)
Cash provided by (used in) financing activities	(160.1)	(7.2)	(292.3)	(459.6)

Effect of exchange rate changes on cash	—	—	(4.0)	(4.0)

Change in cash and cash equivalents	(111.1)	1.6	50.9	(58.6)
Cash and cash equivalents — beginning of year	111.3	0.1	99.2	210.6
Cash and cash equivalents — end of year	$0.2	$1.7	$150.1	$152.0

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2009
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(88.4)	$301.4	$265.0	$478.0
Cash provided by (used in) discontinued operating activities	0.4	81.7	(0.4)	81.7
Total cash provided by (used in) operating activities	(88.0)	383.1	264.6	559.7

Cash flows from investing activities
Additions to property, plant and equipment	(2.9)	(78.8)	(76.2)	(157.9)
Business acquisitions, net of cash acquired	—	(574.7)	—	(574.7)
Proceeds from disposition, net of cash sold	—	37.0	—	37.0
Cash collateral, net	—	(0.9)	106.2	105.3
Investments in and advances to affiliates	(383.6)	223.3	160.3	—
Other, net	(3.8)	6.6	(0.4)	2.4
Cash provided by (used in) continuing investing activities	(390.3)	(387.5)	189.9	(587.9)
Cash provided by (used in) discontinued investing activities	—	6.5	—	6.5
Total cash provided by (used in) investing activities	(390.3)	(381.0)	189.9	(581.4)

Cash flows from financing activities
Long-term borrowings	1,111.6	—	225.1	1,336.7
Repayments of long-term borrowings	(565.1)	(1.9)	(529.8)	(1,096.8)
Change in short-term borrowings	—	—	(92.0)	(92.0)
Proceeds from issuances of common stock	31.9	—	—	31.9
Acquisitions of treasury stock	(37.0)	—	—	(37.0)
Common dividends	(37.4)	—	—	(37.4)
Other, net	(4.6)	—	—	(4.6)
Cash provided by (used in) financing activities	499.4	(1.9)	(396.7)	100.8

Effect of exchange rate changes on cash	—	—	4.1	4.1

Change in cash and cash equivalents	21.1	0.2	61.9	83.2
Cash and cash equivalents — beginning of year	90.2	(0.1)	37.3	127.4
Cash and cash equivalents — end of year	$111.3	$0.1	$99.2	$210.6

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

As previously reported in 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s former Baldwinsville, New York, plant and claims damages in the range of $5 million. Discovery has been completed and both parties have filed motions for summary judgment. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in 2010 Ball Corporation’s Canadian subsidiary, Ball Packaging Products Canada Corp. (Ball Canada), was advised by the Ontario Ministry of the Environment (the Ministry) that the Ministry would post, for public comment, a proposed Order under the Environmental Protection Act. The proposed Order would have required Ball Canada to remediate areas that were allegedly contaminated by its predecessor company, Marathon Paper Mills of Canada Limited, including the mill site and the adjacent harbor. That company operated a pulp mill on the north shore of Lake Superior for many years until it was sold to James River Company in 1983. During 2011 and 2010, Ball Canada engaged in mediated discussions with the Ministry and two successor owners and/or operators of the pulp mill with a view to Ball Canada and such owners and/or operators settling all known outstanding claims of the Ministry and against one another and other interested parties.  In September 2011, the three companies and the Ministry reached a mediated settlement agreement pursuant to which Ball Canada was required to pay $3.5 million, mainly towards the remediation of the harbor. The other two companies and the governments of Ontario and Canada were required to make similar monetary and/or in kind contributions towards the remediation of the mill site and/or the harbor. In October 2011, the settlement was approved by the Ontario Environmental Review Tribunal and the matter was fully concluded during the fourth quarter of 2011. Ball Canada and its affiliates were released by the Ministry and its Canadian (federal) counterpart from all known obligations and liabilities related to the mill site and the harbor. Ball Canada concurrently received reimbursement totaling $2 million related to the settlement of this matter under various insurance policies that were issued in favor of its predecessor company.

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et. al. (Crown), in the U.S. District Court for the Southern District of Ohio, U.S., Western Division at Dayton, Ohio., U.S. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. In September 2009, the District Court granted the portion of Ball’s motion for summary judgment that addressed invalidity, holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art.

Ball Corporation and Subsidiaries

Notes to Consolidated Financial Statements

21.  Contingencies (continued)

Crown appealed to the U.S. Circuit Court of Appeals for the Federal Circuit, which reversed the District Court’s decision by a two-to-one majority in April 2011. BMBCC’s petition to the appellate court for a rehearing of the case was denied in June 2011. The case was remanded to the District Court, which then addressed the non-infringement portion of BMBCC’s motion for summary judgment that the court had previously elected not to decide. On January 31, 2012, the District Court granted BMBCC’s motion for summary judgment for non-infringement. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. The condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 20 of this annual report. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

23.  Subsequent Events

On February 1, 2012, in a privately negotiated transaction, the company entered into an accelerated share repurchase agreement to buy $200 million of our common shares using cash on hand and available borrowings. The company advanced the $200 million on February 3, 2012, and received 4,584,819 shares, which represented 90 percent of the total shares as calculated using the January 31, 2011, closing price of $39.26. The final number of shares will be determined based on the volume weighted average trading price of the company’s shares over an agreed upon period of time.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2011, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

During the year ended 2011, the company implemented a new enterprise resource planning system in its metal beverage packaging, Americas, segment which included modifications to certain processes and related controls for the financial reporting of the segment. This implementation was not undertaken in response to any identified deficiency or weakness to internal controls over financial reporting. The company has conducted post-implementation monitoring to ensure the on-going effectiveness of internal control over financial reporting.  There were no other changes to internal controls over financial reporting during 2011 that have materially affected, or are reasonably likely to materially effect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

As permitted by SEC guidance, management has excluded the operations of Aerocan S.A.S. (acquired by the company in January 2011) and Qingdao M.C. Packaging Ltd. (acquired by the company in October 2011) from its assessment of internal control over financial reporting. (Additional details regarding the acquisition are available in Note 3 to the consolidated financial statements within Item 8 of this report on Form 10-K.) The acquired operations had combined assets and combined net sales representing 6 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. The controls for Aerocan S.A.S. and Qingdao M.C. Packaging Ltd. will be evaluated for inclusion in management’s assessment of internal control over financial reporting in 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 22, 2012, were as follows:

1.               John A. Hayes, 46, President and Chief Executive Officer since January 2011; President and Chief Operating Officer from January 2010 to January 2011; Executive Vice President and Chief Operating Officer from January 2008 to December 2009; Senior Vice President, Ball Corporation, and President, Ball Packaging Europe, 2007 to January 2008; Vice President, Ball Corporation, and President, Ball Packaging Europe, 2006 to 2007; Vice President, Ball Corporation, and Executive Vice President of Ball’s European packaging business, 2005 to 2006; Vice President, Corporate Strategy, Marketing and Development, 2003 to 2005; Vice President, Corporate Planning and Development, 2000 to 2003; Senior Director, Corporate Planning and Development, 1999 to 2000.

2.               Raymond J. Seabrook, 60, Executive Vice President and Chief Operating Officer, Global Packaging Operations, since January  2010; Executive Vice President and Chief Financial Officer from April 2006 to December 31, 2009; Senior Vice President and Chief Financial Officer, April 2000 to April 2006; Senior Vice President, Finance, April 1998 to April 2000; Vice President, Planning and Control, 1996 to 1998; Vice President and Treasurer, 1992 to 1996; Senior Vice President and Chief Financial Officer, Ball Packaging Products Canada, Inc., 1988 to 1992.

3.               Scott C. Morrison, 49, Senior Vice President and Chief Financial Officer since January 2010; Vice President and Treasurer from 2002 to December 2009; and Treasurer, 2000 to 2002.

4.               Lisa A. Pauley, 50, Senior Vice President, Human Resources and Administration since July 2011; Vice President, Administration and Compliance since April 2007 to July 2011; Senior Director, Administration and Compliance, 2004 to April 2007; Vice President, Finance and Administration for BATC, 2002 to 2004; Vice President, Administrative Services for BATC, 2000 to 2002; various other positions within the company, 1981 to 2000.

5.               Charles E. Baker, 54, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from April 2004 to July 2011; Associate General Counsel, 1999 to April 2004; Senior Director, Business Development, 1995 to 1999; Director, Corporate Compliance, 1994 to 1997; Director, Business Development, 1993 to1995.

6.              Shawn M. Barker, 44, Vice President and Controller since January 2010; Vice President, Operations Accounting, 2006 to December 2009; Corporate Director, Financial Planning and Analysis, 2004 to 2006; Manager, Planning and Analysis, 2003 to 2004.

7.               Douglas K. Bradford, 54, Vice President, Financial Reporting and Tax since January 2010; Vice President and Controller from 2003 to December 2009; Controller, 2002 to 2009; Assistant Controller, 1998 to 2002; Senior Director, Tax Administration, 1995 to 1998; Director, Tax Administration, 1989 to 1995.

8.               Jeffrey A. Knobel, 40, Vice President and Treasurer since April 2011; Treasurer from April 2010 to April 2011; Senior Director, Treasury, 2008 to April 2010; Director, Treasury Operations, 2005 to 2008; Vice President and Treasurer, Ball Packaging Europe, December 2002 to 2005; Director, Corporate Accounting, January to December 2002; Manager, Financial Accounting, 1997 to 2001.

9.               James N. Peterson, 43, Vice President, Marketing and Corporate Affairs since January 2011; Vice President, Marketing and Corporate Relations, 2008 to January 26, 2011; Director, Marketing North America, March 2006 to 2008; Vice President, Marketing & Business Development, U.S. Can Company, 2004 to March 2006.

10.         Leroy J. Williams, Jr., 46, Vice President, Information Technology and Services, since April 2007; Vice President, Information Systems, April 2005 to April 2007; Executive Director, Colorado Department of Labor & Employment, February 2005 to April 2005; Secretary of Technology and Chief Information Officer, 2003 to January 2005; Chief Information Officer, Colorado Department of Personnel and Administration, 2001 to 2002.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2011, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan category	(A)	(B)	(C)
Equity compensation plans approved by security holders	10,943,025	$23.64	6,213,907
Equity compensation plans not approved by security holders	—	—	—
Total	10,943,025	$23.64	6,213,907

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2011, is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2011, 2010 and 2009

Consolidated balance sheets — December 31, 2011 and 2010

Consolidated statements of cash flows — Years ended December 31, 2011, 2010 and 2009

Consolidated statements of shareholders’ equity and comprehensive earnings — Years ended December 31, 2011, 2010 and 2009

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
February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		President and Chief Executive Officer
	John A. Hayes		February 22, 2012

(2)	Principal Financial and Accounting Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 22, 2012

(3)	Controller:

	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		February 22, 2012

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 22, 2012

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 22, 2012

	/s/ John A. Hayes	*	Director
	John A. Hayes		February 22, 2012

	/s/ R. David Hoover	*	Chairman of the Board and Director
	R. David Hoover		February 22, 2012

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 22, 2012

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 22, 2012

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 22, 2012

	/s/ George M. Smart	*	Director
	George M. Smart		February 22, 2012

	/s/ Theodore M. Solso	*	Director
	Theodore M. Solso		February 22, 2012

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 22, 2012

/s/ Erik H. van der Kaay	*	Director
Erik H. van der Kaay		February 22, 2012

*     By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 22, 2012

Ball Corporation and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2011

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

3.i	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended January 25, 2012. (Filed herewith.)

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

4.1(k)

Rights Agreement dated as of July 26, 2006, between Ball Corporation and Computershare Investor Services, LLC (filed by incorporation by reference to the Current Report on Form 8-K dated July 26, 2006) filed July 27, 2006.

4.1(l)	First Amendment to the Rights Agreement dated January 23, 2008, (filed by incorporation by reference to the Current Report on Form 8-K dated January 23, 2008) filed January 24, 2008.

10.1	Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988.

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

10.23

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

10.24

Credit Agreement dated December 21, 2010, among Ball Corporation, Certain Subsidiaries of Ball Corporation, Deutsche Bank AG New York Branch, as Administrative Agent and Various Lending Institutions (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2010) filed February 28, 2011.

10.25

Subsidiary Guaranty Agreement dated as of October 13, 2005, among Certain Domestic Subsidiaries listed therein as Guarantors, and Deutsche Bank AG, New York Branch, as Administrative Agent (filed by incorporation by reference to the Current Report on Form 8-K dated October 17, 2005) filed October 17, 2005.

10.26

Subsidiary Guaranty Agreement dated as of December 21, 2010, among Certain Domestic Subsidiaries listed therein as Guarantors, and Deutsche Bank AG, New York Branch, as Administrative Agent (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2010) filed February 28, 2011.

11	Statement re: Computation of Earnings per Share (filed by incorporation by reference to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

14

Ball Corporation Executive Officers and Board of Directors Business Ethics Statement, revised July 27, 2010 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2010) filed February 28, 2011.

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

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by John A. Hayes, President and Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

32.1

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by John A. Hayes, President and Chief Executive Officer of Ball Corporation. (Furnished herewith.)

32.2

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

99.1	Specimen Certificate of Common Stock (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1979) filed March 24, 1980.

99.2	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)

101

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (v) Notes to Consolidated Financial Statements. (Furnished herewith.)

The exhibits filed with the 2012 Ball Corporation 10-K are available on the Securities and Exchange Commission’s (SEC) website at www.sec.gov. The company also maintains a website at www.ball.com on which it provides a link to access Ball’s SEC reports free of charge.