Form 10-Q
period 2012-04-01
BALL CORP
filed 2012-05-07
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2012
Common Stock, without par value	156,685,041 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended April 1, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended
	April 1,	April 3,
($ in millions, except per share amounts)	2012	2011

Net sales	$2,042.7	$2,011.2

Cost of sales (excluding depreciation and amortization)	(1,687.7)	(1,630.7)
Depreciation and amortization	(69.0)	(73.6)
Selling, general and administrative	(99.6)	(99.4)
Business consolidation and other activities	(4.4)	(13.5)
	(1,860.7)	(1,817.2)

Earnings before interest and taxes	182.0	194.0

Interest expense	(45.3)	(46.5)
Debt refinancing costs	(15.1)	—
Total interest expense	(60.4)	(46.5)

Earnings before taxes	121.6	147.5
Tax provision	(28.0)	(48.0)
Equity in results of affiliates, net of tax	(0.2)	—
Net earnings from continuing operations	93.4	99.5
Discontinued operations, net of tax	(0.3)	(1.3)

Net earnings	93.1	98.2
Less net earnings attributable to noncontrolling interests	(4.8)	(6.9)

Net earnings attributable to Ball Corporation	$88.3	$91.3

Amounts attributable to Ball Corporation:
Continuing operations	$88.6	$92.6
Discontinued operations	(0.3)	(1.3)
Net earnings	$88.3	$91.3

Earnings per share:
Basic - continuing operations	$0.56	$0.55
Basic - discontinued operations	—	(0.01)
Total basic earnings per share	$0.56	$0.54

Diluted - continuing operations	$0.55	$0.54
Diluted - discontinued operations	—	(0.01)
Total diluted earnings per share	$0.55	$0.53

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Net earnings	$93.1	$98.2

Other comprehensive earnings:
Foreign currency translation adjustment	39.9	71.0
Pension and other postretirement benefits (net of tax of $4.2 in 2012 and $2.8 in 2011)	6.1	5.2
Effective financial derivatives (net of tax of $11.6 in 2012 and $1.9 in 2011)	18.2	6.7
Mark-to-market adjustments on available for sale securities (net of tax of $6.6 in 2011)	—	(10.2)
Total comprehensive earnings	157.3	170.9
Less comprehensive earnings attributable to noncontrolling interests	(5.8)	(6.9)
Comprehensive earnings attributable to Ball Corporation	$151.5	$164.0

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
($ in millions)	2012	2011

Assets
Current assets
Cash and cash equivalents	$106.8	$165.8
Receivables, net	1,101.2	910.4
Inventories, net	1,124.5	1,072.5
Deferred taxes and other current assets	184.3	173.2
Total current assets	2,516.8	2,321.9

Property, plant and equipment, net	2,255.6	2,220.2
Goodwill	2,281.0	2,247.1
Intangibles and other assets, net	506.0	495.4
Total assets	$7,559.4	$7,284.6

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$498.4	$447.4
Accounts payable	832.6	847.3
Accrued employee costs	202.9	248.3
Other current liabilities	278.6	313.1
Total current liabilities	1,812.5	1,856.1

Long-term debt	3,130.5	2,696.7
Employee benefit obligations	1,061.1	1,143.7
Deferred taxes and other liabilities	206.6	210.1
Total liabilities	6,210.7	5,906.6

Contingencies

Shareholders’ equity
Common stock (328,078,624 shares issued - 2012; 327,003,933 shares issued - 2011)	977.8	941.7
Retained earnings	3,300.9	3,228.3
Accumulated other comprehensive earnings (loss)	(272.0)	(335.2)
Treasury stock, at cost (171,581,186 shares - 2012; 166,688,309 shares - 2011)	(2,820.9)	(2,615.7)
Total Ball Corporation shareholders’ equity	1,185.8	1,219.1
Noncontrolling interests	162.9	158.9
Total shareholders’ equity	1,348.7	1,378.0
Total liabilities and shareholders’ equity	$7,559.4	$7,284.6

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Cash Flows From Operating Activities:
Net earnings	$93.1	$98.2
Discontinued operations, net of tax	0.3	1.3
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	69.0	73.6
Deferred taxes	9.1	4.3
Other, net	(65.0)	19.8
Changes in working capital components	(324.3)	(270.0)
Cash provided by (used in) continuing operating activities	(217.8)	(72.8)
Cash provided by (used in) discontinued operating activities	(0.5)	(1.6)
Total cash provided by (used in) operating activities	(218.3)	(74.4)

Cash Flows From Investing Activities:
Capital expenditures	(76.0)	(95.0)
Business acquisitions, net of cash acquired	—	(295.2)
Other, net	(10.7)	6.0
Cash provided by (used in) investing activities	(86.7)	(384.2)

Cash Flows From Financing Activities:
Long-term borrowings	1,140.1	463.9
Repayments of long-term borrowings	(636.1)	(2.2)
Net change in short-term borrowings	(30.9)	196.2
Proceeds from issuances of common stock	19.7	13.7
Acquisitions of treasury stock	(210.8)	(164.3)
Common dividends	(15.6)	(11.7)
Other, net	(14.9)	2.4
Cash provided by (used in) financing activities	251.5	498.0

Effect of exchange rate changes on cash	(5.5)	1.7

Change in cash and cash equivalents	(59.0)	41.1
Cash and cash equivalents - beginning of period	165.8	152.0
Cash and cash equivalents - end of period	$106.8	$193.1

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 22, 2012, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 (annual report).

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

The company utilized a third party appraiser to assist in the evaluation of the estimated useful lives of its drawn and ironed can and related end production equipment used to make beverage cans and ends and two-piece food cans. This evaluation was performed as a result of the global alignment of the company’s use and maintenance practices for this equipment and the company’s experience with the duration over which this equipment can be utilized. As a result, the company has revised the estimated useful lives of this type of equipment utilized throughout the company, which resulted in a net reduction in depreciation expense and cost of sales of $8.9 million ($5.6 million after tax, or $0.03 per diluted share) in the first quarter of 2012 and is expected to result in a net decrease in 2012 full year depreciation expense and cost of sales of approximately $33.7 million ($21.4 million after tax, or $0.13 per diluted share) as compared to the amount of depreciation expense and cost of sales that would have been recognized by utilizing the prior depreciable lives. The company has also evaluated its estimates of the accounting for tooling, spare parts and dunnage, as well as the related obsolescence, and aligned its practices for all operations, resulting in a one-time increase in cost of sales and depreciation expense of $2.3 million ($1.3 million after tax, or $0.01 per diluted share) in the first quarter of 2012 and is expected to result in an increase in cost of sales and depreciation expense of $11.0 million ($6.7 million after tax, or $0.04 per diluted share) for the full year, primarily attributable to the immediate recognition of expense as items are placed in service.

Effective January 1, 2012, the company changed the presentation of capitalized software in its unaudited condensed consolidated financial statements to classify such assets as intangible assets rather than property, plant and equipment. As a result, the amounts included in the balance sheet in intangible assets were $46.2 million and $45.2 million as of April 1, 2012, and December 31, 2011, respectively. Capitalized software amounts that were previously reported as depreciation have been reclassified to amortization for all periods presented in the statements of earnings and cash flows, as well as in the notes to the unaudited condensed consolidated financial statements.

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2011, accounting guidance was issued to allow companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in current accounting guidelines. The guidance was effective for Ball on January 1, 2012. Ball will be impacted by this new guidance during the fourth quarter of 2012 as the company performs the annual goodwill impairment test. The company does not expect the adoption to have a material effect on the unaudited condensed consolidated financial statements.

In June 2011, accounting guidance was issued requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive earnings or in two separate but consecutive statements. The guidance also requires the company present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive earnings to net earnings, which has been delayed. Ball has historically presented comprehensive earnings within the statement of changes in shareholders’ equity and has adopted the two separate but consecutive statements presentation in its consolidated financial statements effective January 1, 2012. The new guidance did not have a material effect on the company’s unaudited condensed consolidated financial statements.

In May 2011, amendments to existing accounting guidance were issued that result in a more consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between U.S. GAAP and IFRS. The amendments in the new guidance provide explanations on how to measure fair value but do not require additional fair value measurements. The new fair value guidance was effective for Ball as of January 1, 2012, and did not have a material effect on the company’s unaudited condensed consolidated financial statements or disclosures.

New Accounting Guidance

In December 2011, accounting guidance was issued requiring disclosures to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards (IFRS). The new disclosure requirements mandate that companies disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for Ball on January 1, 2013, and is not expected to have a material effect on the company’s unaudited condensed consolidated financial statements.

3.              Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and presented in the following four reportable segments.

Metal beverage packaging, Americas and Asia:  Consists of the metal beverage packaging, Americas, operations in the U.S., Canada and Brazil, and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC). The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers, and also manufacture and sell non-beverage plastic containers in the PRC.

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

Summary of Business by Segment

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Net Sales
Metal beverage packaging, Americas & Asia	$1,049.7	$1,032.3
Metal beverage packaging, Europe	463.0	443.0
Metal food & household products packaging, Americas	330.4	344.7
Aerospace & technologies	201.6	191.2
Corporate and intercompany eliminations	(2.0)	—
Net sales	$2,042.7	$2,011.2

Net Earnings
Metal beverage packaging, Americas & Asia	$105.5	$115.6
Business consolidation and other activities	(1.7)	(10.9)
Total metal beverage packaging, Americas & Asia	103.8	104.7

Metal beverage packaging, Europe	53.7	53.1
Business consolidation and other activities	(1.8)	(2.6)
Total metal beverage packaging, Europe	51.9	50.5

Metal food & household products packaging, Americas	28.0	39.8

Aerospace & technologies	19.7	18.7

Segment earnings before interest and taxes	203.4	213.7

Undistributed corporate expenses and intercompany eliminations, net	(20.5)	(19.7)
Business consolidation and other activities	(0.9)	—
Total undistributed corporate expenses and intercompany, net	(21.4)	(19.7)

Earnings before interest and taxes	182.0	194.0
Interest expense	(60.4)	(46.5)
Tax provision	(28.0)	(48.0)
Equity in results of affiliates, net of tax	(0.2)	—
Net earnings from continuing operations	93.4	99.5
Discontinued operations, net of tax	(0.3)	(1.3)
Net earnings	93.1	98.2
Less net earnings attributable to noncontrolling interests	(4.8)	(6.9)
Net earnings attributable to Ball Corporation	$88.3	$91.3

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	April 1,	December 31,
($ in millions)	2012	2011

Total Assets
Metal beverage packaging, Americas & Asia	$3,220.5	$3,163.1
Metal beverage packaging, Europe	2,600.2	2,434.3
Metal food & household products packaging, Americas	1,136.8	1,115.0
Aerospace & technologies	315.6	284.3
Segment assets	7,273.1	6,996.7
Corporate assets, net of eliminations	286.3	287.9
Total assets	$7,559.4	$7,284.6

4.              Acquisitions

Qingdao M.C. Packaging Ltd. (QMCP)

In October 2011, Ball acquired the remaining 60 percent interest in a joint venture metal beverage container facility in Qingdao, PRC. As a result of purchase accounting, the company recorded a gain of $9.2 million in equity in results of affiliates, related to the previously held interest in the joint venture. The acquisition of the remaining interest is not material to the metal beverage packaging, Americas and Asia, segment.

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

Management’s fair market valuation of acquired assets and liabilities is summarized below. The valuation was based on market and income approaches.

($ in millions)
Other assets and liabilities, net	$6.5
Property, plant and equipment	95.8
Goodwill	167.3
Other intangible assets	53.9
Deferred taxes	(22.3)
Noncontrolling interest	(6.0)
Net assets acquired	$295.2

Certain customer contracts, customer relationships and developed technology were identified as intangible assets by the company and assigned estimated useful lives between 5 and 12 years. The intangible assets are being amortized on a straight-line basis.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

5.              Dispositions

Plastics Packaging, Americas

In August 2010, the company completed the sale of its plastics packaging, Americas, business to Amcor Limited. The following table summarizes the operating results for the discontinued operations:

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Loss on sale of business	$—	$(0.8)
Business consolidation and other activities	(0.5)	(1.3)
Tax benefit (provision)	0.2	0.8
Discontinued operations, net of tax	$(0.3)	$(1.3)

6.              Business Consolidation Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Metal beverage packaging, Americas & Asia	$(1.7)	$(10.9)
Metal beverage packaging, Europe	(1.8)	(2.6)
Corporate and other	(0.9)	—
	$(4.4)	$(13.5)

2012

Metal Beverage Packaging, Americas and Asia

The first quarter of 2012 included charges of $1.7 million for ongoing plant closure costs related to the company’s closure of its Torrance, California, U.S., beverage can manufacturing facility (discussed further in the 2011 section below).

Metal Beverage Packaging, Europe, and Corporate

Also during the first quarter, the company recorded charges of $2.5 million for implementation costs incurred in connection with the planned relocation of the company’s European headquarters from Germany to Switzerland in the third quarter of 2012.

An additional $0.2 million of net charges were recorded in the first quarter of 2012, primarily to reflect individually insignificant charges related to previously announced business consolidation and other activities.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

6.              Business Consolidation Activities (continued)

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, U.S., beverage can manufacturing facility; relocate a 12-ounce can line from the Torrance facility to its Whitby, Ontario, Canada, facility; and expand specialty can production in its Fort Worth, Texas, U.S., facility. The company recorded an initial charge of $10.5 million during the first quarter of 2011 in connection with the closure of the Torrance facility, of which $7.3 million represented severance, pension and other employee benefits; $2.3 million represented the impairment of the plant facility to its net realizable value and $0.9 million represented accelerated depreciation. The impairment charge was subsequently reversed during the third quarter of 2011 and the land and building were sold during the fourth quarter of 2011 for a gain of $6.9 million.

An additional $0.4 million of net charges were recorded in the first quarter of 2011, primarily to reflect individually insignificant charges related to previously announced plant closures.

Metal Beverage Packaging, Europe

In connection with the acquisition of Aerocan discussed in Note 4, the company recorded charges totaling $2.6 million for transaction costs, which were expensed as incurred.

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2011	$2.7	$5.8	$4.1	$12.6
Cash payments and other activity	(1.7)	(1.3)	(0.1)	(3.1)
Balance at April 1, 2012	$1.0	$4.5	$4.0	$9.5

The carrying value of fixed assets remaining for sale in connection with facility closures was approximately $17.7 million at April 1, 2012.

7.              Receivables

	April 1,	December 31,
($ in millions)	2012	2011

Trade accounts receivable (net of allowance for doubtful accounts of $13.6 at April 1, 2012, and $13.4 at December 31, 2011)	$1,028.3	$840.6
Other receivables	72.9	69.8
	$1,101.2	$910.4

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

8.              Inventories

	April 1,	December 31,
($ in millions)	2012	2011

Raw materials and supplies	$381.7	$442.4
Work in process and finished goods	742.8	630.1
	$1,124.5	$1,072.5

9.              Property, Plant and Equipment

	April 1,	December 31,
($ in millions)	2012	2011

Land	$91.1	$89.4
Buildings	885.7	881.3
Machinery and equipment	3,180.9	3,121.1
Construction in progress	322.9	291.4
	4,480.6	4,383.2
Accumulated depreciation	(2,225.0)	(2,163.0)
	$2,255.6	$2,220.2

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $64.1 million and $65.6 million for the three months ended April 1, 2012, and April 3, 2011, respectively.

10.       Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2011	$740.7	$1,126.1	$380.3	$2,247.1
Business acquisition	—	0.7	—	0.7
Effects of currency exchange rates	—	33.2	—	33.2
Balance at April 1, 2012	$740.7	$1,160.0	$380.3	$2,281.0

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

11.       Intangibles and Other Assets

	April 1,	December 31,
($ in millions)	2012	2011

Investments in affiliates	$34.0	$26.4
Intangible assets (net of accumulated amortization of $52.1 at April 1, 2012, and $46.6 at December 31, 2011)	177.0	180.6
Capitalized software (net of accumulated amortization of $69.2 at April 1, 2012, and $68.9 at December 31, 2011)	46.2	45.2
Company and trust-owned life insurance	161.3	145.7
Deferred financing costs	42.3	35.4
Deferred tax asset	14.3	29.7
Noncurrent derivative contracts	8.0	7.2
Other	22.9	25.2
	$506.0	$495.4

Total amortization expense of intangible assets amounted to $4.9 million and $8.0 million for the three months ended April 1, 2012, and April 3, 2011, respectively.

12.       Debt

Long-term debt consisted of the following:

	April 1, 2012		December 31, 2011
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
6.625% Senior Notes, due March 2018	$57.3	57.3	$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$—	—
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated	$195.0	195.0	$195.0	195.0
Term B Loan, British sterling denominated	£49.7	79.6	£50.4	78.3
Term C Loan, euro denominated	€97.5	130.1	€98.8	128.0
Multicurrency revolver, due December 2015	$150.0	150.0
Latapack-Ball Notes Payable, due October 2017 (at variable rates)	$170.6	170.6	$170.6	170.6
Other (including discounts and premiums)	Various	43.0	Various	42.6
		3,275.6		2,764.5
Less: Current portion of long-term debt and callable long-term debt		(145.1)		(67.8)
		$3,130.5		$2,696.7

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

12.       Debt (continued)

On March 9, 2012, Ball issued $750 million of 5.00 percent senior notes due in March 2022. On the same date, the company tendered for the redemption of its 6.625 percent senior notes originally due in March 2018 in the amount of $450 million, at a redemption price per note of 102.583 percent of the outstanding principal amount plus accrued interest. At April 1, 2012, $392.7 million had been redeemed, and the remaining $57.3 million was redeemed during April 2012. The redemption of the bonds resulted in a charge of $15.1 million for the call premium and the write off of unamortized financing costs and premiums. The charge is included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

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

At April 1, 2012, taking into account outstanding letters of credit, approximately $833 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until December 2015. In addition to the long-term, multi-currency committed credit facilities, the company had approximately $444 million of short-term uncommitted credit facilities available at the end of the quarter, of which $233.3 million was outstanding and due on demand.

The company has an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under this agreement can vary between $150 million and $275 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. At April 1, 2012, and December 31, 2011, $120.0 million and $231.0 million of accounts receivable were sold under this agreement, respectively. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet.

The fair value of the long-term debt at April 1, 2012, and at December 31, 2011, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 20 contains further details as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at April 1, 2012, and December 31, 2011, and has met all debt payment obligations.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

13.       Employee Benefit Obligations

	April 1,	December 31,
($ in millions)	2012	2011

Total defined benefit pension liability	$652.1	$731.6
Less current portion	(26.6)	(24.8)
Long-term defined benefit pension liability	625.5	706.8
Retiree medical and other postemployment benefits	172.0	169.2
Deferred compensation plans	230.8	228.0
Other	32.8	39.7
	$1,061.1	$1,143.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three months ended
	April 1, 2012			April 3, 2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$11.7	$2.0	$13.7	$10.8	$2.0	$12.8
Interest cost	14.1	7.3	21.4	14.4	7.6	22.0
Expected return on plan assets	(18.5)	(4.3)	(22.8)	(18.0)	(4.3)	(22.3)
Amortization of prior service cost	0.2	(0.1)	0.1	0.3	(0.1)	0.2
Recognized net actuarial loss	8.5	1.8	10.3	5.4	1.4	6.8
Curtailment loss	—	—	—	4.4	—	4.4
Subtotal	16.0	6.7	22.7	17.3	6.6	23.9
Multiemployer plans	0.7	—	0.7	0.4	—	0.4
Net periodic benefit cost	$16.7	$6.7	$23.4	$17.7	$6.6	$24.3

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $97.3 million in the first three months of 2012 ($3.9 million in 2011). The total contributions to these funded plans are expected to be approximately $110 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $5.6 million (€4.2 million) in the first three months of 2012 and are expected to be approximately $23 million (approximately €17 million) for the full year.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

14.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2011	$84.7	$(381.5)	$(38.4)	$(335.2)
Change	39.9	6.1	17.2	63.2
April 1, 2012	$124.6	$(375.4)	$(21.2)	$(272.0)

Share Repurchase Agreements

On February 1, 2012, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $200 million of its common shares using cash on hand and available borrowings. The company advanced the $200 million on February 3, 2012, and received 4,584,819 shares, which represented 90 percent of the total shares as calculated using the January 31, 2012, closing price of $39.26. The agreement was settled on May 1, 2012, and the company received an additional 334,039 shares, which represented a weighted average price of $40.66 for the contract period.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

15.       Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the three months ended April 1, 2012, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	10,943,025	$23.64	3,678,286	$7.51
Granted	1,476,100	37.70	1,476,100	9.44
Vested			(1,169,255)	7.12
Exercised	(953,883)	17.21
Canceled/forfeited	(69,450)	26.55	(69,450)	7.12
End of period	11,395,792	25.98	3,915,681	8.36

Vested and exercisable, end of period	7,480,111	22.82
Reserved for future grants	3,982,263

The options granted in January 2012 included 659,000 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at April 1, 2012, was 6.6 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $192.6 million. The weighted average remaining contractual term for options vested and exercisable at April 1, 2012, was 5.5 years and the aggregate intrinsic value was $150.1 million.

The company received $13.4 million from options exercised during the three months ended April 1, 2012. The intrinsic value associated with these exercises was $18.8 million, and the associated tax benefit of $6.7 million was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in January 2012 and January 2011 have estimated weighted average fair values at the date of grant of $9.44 and $9.77 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2012	January 2011

Expected dividend yield	1.06%	0.78%
Expected stock price volatility	30.22%	30.05%
Risk-free interest rate	0.84%	1.97%
Expected life of options (in years)	5.26	5.00

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

15.  Stock-Based Compensation Programs (continued)

Following is a summary of restricted stock activity for the three months ended April 1, 2012:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,818,234	$24.86
Granted	259,277	37.97
Vested	(383,300)	20.27
Canceled/forfeited	(20,400)	29.05
End of period	1,673,811	27.89

In January 2012 and 2011, the company’s board of directors granted 223,600 and 210,330 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary during the first three months of 2012 for either grant.

For the three months ended April 1, 2012, the company recognized expense of $6.8 million ($4.1 million after tax) for share-based compensation arrangements in selling, general and administrative expenses. For the three months ended April 3, 2011, the company recognized expense of $6.4 million ($3.9 million after tax) for such arrangements. At April 1, 2012, there was $57.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.6 years.

16.  Earnings and Dividends Per Share

	Three months ended
	April 1,	April 3,
($ in millions, except per share amounts; shares in thousands)	2012	2011

Net earnings attributable to Ball Corporation	$88.3	$91.3

Basic weighted average common shares	157,530	169,189
Effect of dilutive securities	3,415	3,732
Weighted average shares applicable to diluted earnings per share	160,945	172,921

Per basic share	$0.56	$0.54
Per diluted share	$0.55	$0.53

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 2,729,010 and 1,347,060 in the three months ended April 1, 2012, and April 3, 2011, respectively.

The company declared and paid dividends of $0.10 per share in the first quarter of 2012 and $0.07 per share in the first quarter of 2011.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.       financial Instruments and Risk Management

The company employs established risk management policies and procedures, which seek to reduce the company’s exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations under commercial supply contracts for aluminum sheet purchases. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, the company uses certain derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there is not an arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $559 million at April 1, 2012. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at April 1, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $17.4 million associated with these contracts. A net loss of $20.1 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at April 1, 2012, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At April 1, 2012, the company had outstanding interest rate swap contracts with notional amounts of $302.4 million paying fixed rates expiring within the next three years. Included in shareholders’ equity at April 1, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $0.7 million associated with these contracts, of which $0.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

Inflation Risk

The company also uses inflation option contracts in Europe to limit the impacts from spikes in inflation against certain multi-year contracts. At April 1, 2012, the company had inflation options in Europe with notional amounts of $153.4 million (€115 million). These options are undesignated for hedge accounting purposes and receive mark to fair value accounting. The fair value at April 1, 2012, was insignificant, and the option contracts expire at various times within the next year.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of intercompany currency denominated loans and purchasing raw materials in U.S. dollars and other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At April 1, 2012, the company had outstanding exchange forward contracts and option collar contracts with notional amounts totaling $545.5 million. Approximately $4.1 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at April 1, 2012, of which $3.1 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at April 1, 2012, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.7 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these market fluctuations.  One of the swaps will be outstanding until September 2012 and has a notional value of 500,000 shares. The other swap, which was renewed in January 2012, will be outstanding until March 2013 and has a notional value of 1 million shares. As of April 1, 2012, the combined fair value of these swaps was a $2.7 million gain. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of April 1, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $43.9 million and no collateral was required to be posted. As of December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $71.7 million and no collateral was required to be posted.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.       financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of April 1, 2012

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$6.4	$2.4	$8.8
Other derivative contracts	0.3	7.7	8.0
Total current derivative contracts	$6.7	$10.1	$16.8

Noncurrent commodity contracts	$8.0	$—	$8.0

Liabilities:
Commodity contracts	$39.1	$2.6	$41.7
Foreign currency contracts	2.1	4.9	7.0
Other derivative contracts	0.5	—	0.5
Total current derivative contracts	$41.7	$7.5	$49.2

Noncurrent commodity contracts	$2.9	$—	$2.9
Interest rate contracts	1.1	—	1.1
Foreign currency contracts	1.0	—	1.0
Total noncurrent derivative contracts	$5.0	$—	$5.0

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.       financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of December 31, 2011

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$4.2	$3.3	$7.5
Other derivative contracts	0.9	10.6	11.5
Total current derivative contracts	$5.1	$13.9	$19.0

Noncurrent commodity contracts	$7.1	$—	$7.1
Other noncurrent contracts	—	0.1	0.1
Total noncurrent derivative contracts	$7.1	$0.1	$7.2

Liabilities:
Commodity contracts	$64.4	$5.8	$70.2
Foreign currency contracts	4.4	5.5	9.9
Other derivative contracts	0.5	—	0.5
Total current derivative contracts	$69.3	$11.3	$80.6

Noncurrent commodity contracts	$2.1	$—	$2.1
Interest rate contracts	0.7	—	0.7
Foreign currency contracts	1.0	—	1.0
Total noncurrent derivative contracts	$3.8	$—	$3.8

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of April 1, 2012, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $11.5 million at April 1, 2012, and $10.6 million at December 31, 2011, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.       Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three months ended
	April 1, 2012		April 3, 2011
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) -	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) -	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(10.0)	$2.1	$14.2	$(0.1)
Interest rate contracts (b)	—	—	0.6	—
Inflation option contracts (c)	—	(0.1)	—	—
Foreign currency contracts (d)	(0.2)	(3.3)	(0.4)	(1.6)
Equity contracts (e)	—	2.6	—	0.9
Total	$(10.2)	$1.3	$14.4	$(0.8)

(a)       Gains and losses on commodity contracts are recorded in sales and cost of sales in the statement of earnings. Virtually all of these amounts were passed through to our customers, resulting in no significant impact to earnings.

(b)       Gains and losses on interest contracts are recorded in interest expense in the statement of earnings.

(c)        Gains and losses on inflation options are recorded in cost of sales in the statement of earnings.

(d)       Gains and losses on foreign currency contracts to hedge sales of products are recorded in cost of sales. Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the statement of earnings.

(e)        Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the statement of earnings.

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Amounts reclassified into earnings:
Commodity contracts	$10.0	$(14.2)
Interest rate and currency exchange contracts	0.2	(0.2)
Change in fair value of cash flow hedges:
Commodity contracts	17.8	15.3
Interest rate and currency exchange contracts	(0.2)	3.8
Foreign currency and tax impacts	(10.6)	2.0
	$17.2	$6.7

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

As previously reported in 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s (Ball Plastic) former Baldwinsville, New York, plant and claims damages in the range of $5 million. Discovery was completed and both parties filed motions for summary judgment. On April 25, 2012, the District Court granted Hess’ motion, finding that because Ball Plastic closed its plastics plant and did not give Hess timely notice, Ball Plastic breached the agreement. The Court stated that damages could be resolved at trial; however, it strongly encouraged the parties to negotiate a settlement agreement regarding damages and ordered them to report their progress to the Court within 30 days. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et al. (Crown), in the U.S. District Court for the Southern District of Ohio, U.S., Western Division at Dayton, Ohio, U.S. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. In September 2009, the District Court granted the portion of Ball’s motion for summary judgment that addressed invalidity, holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. Crown appealed to the U.S. Circuit Court of Appeals for the Federal Circuit, which reversed the District Court’s decision by a two-to-one majority in April 2011. BMBCC’s petition to the appellate court for a rehearing of the case was denied in June 2011. The case was remanded to the District Court, which then addressed the non-infringement portion of BMBCC’s motion for summary judgment that the court had previously elected not to decide. On January 31, 2012, the District Court granted BMBCC’s motion for summary judgment for non-infringement, and Crown has appealed this decision to the U.S. Circuit Court of Appeals for the Federal Circuit. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Also in 1992, Ball entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Waste Management, Inc., has agreed to guarantee the obligations of Waste Management. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes that may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered, which could add an additional cleanup cost of approximately $10 million. This additional cleanup cost could, in turn, add approximately $1 million to total site costs for the PRP group.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

19.       Indemnifications and Guarantees (continued)

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. The unaudited condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 20. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

20.       Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed, consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of April 1, 2012, and December 31, 2011, and for the three months ended April 1, 2012. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

During the first quarter of 2012, Ball revised the presentation of the unaudited condensed consolidating statement of earnings for the period ended April 3, 2011, and the unaudited condensed consolidating balance sheet at December 31, 2011. The revised presentation included a change in the equity earnings elimination and the attribution of equity earnings for Ball Corporation, the guarantor and the non-guarantor subsidiaries. The revision in the Ball Corporation, guarantor and non-guarantor subsidiaries within the unaudited condensed consolidating statement of earnings and balance sheet was assessed and deemed to be immaterial for all previously issued financial statement periods. As a result, the company has revised the previously issued condensed consolidating financial statements included in this filing. The company is also in the process of finalizing the calculations for the other prior periods and will disclose the effects for the corresponding comparable prior periods. These revisions had no impact on any consolidated total of the unaudited condensed consolidating financial statements.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.       Subsidiary Guarantees of Debt (continued)

The revisions for the unaudited condensed consolidating statement of earnings for April 3, 2011, include an increase in equity in results of subsidiaries in the guarantor subsidiaries of $62.6 million and a corresponding increase in the eliminations adjustment. This revision also results in an increase of the same magnitude in the net income attributable to Ball Corporation for the guarantor subsidiaries and a corresponding increase in the eliminations adjustment. The revisions for the unaudited condensed consolidating balance sheet at December 31, 2011, include a decrease in investment in subsidiaries of $117.7 million for Ball Corporation and an increase of $1,399.9 million for the guarantor subsidiaries, respectively, with a corresponding net increase in the eliminations adjustment. Additionally, the unaudited condensed consolidating balance sheet includes an increase in Ball Corporation shareholders’ equity of $1,400.6 million in the guarantor subsidiaries and a decrease in Ball Corporation shareholders’ equity of $118.3 million and $1,282.3 million in the non-guarantor subsidiaries and eliminations adjustments, respectively.

Additionally, intercompany asset and liability account balances have been presented on a gross basis for all periods presented.  The intercompany presentation had no impact on any consolidated financial statements or footnotes.

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended April 1, 2012
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$1,282.8	$761.9	$(2.0)	$2,042.7

Costs and expenses
Cost of sales (excluding depreciation)	—	(1,088.2)	(601.5)	2.0	(1,687.7)
Depreciation and amortization	(1.3)	(30.2)	(37.5)	—	(69.0)
Selling, general and administrative	(22.1)	(48.1)	(29.4)	—	(99.6)
Business consolidation and other activities	(0.9)	(1.7)	(1.8)	—	(4.4)
Equity in results of subsidiaries	104.6	56.0	—	(160.6)	—
Intercompany license fees	42.0	(36.2)	(5.8)	—	—
	122.3	(1,148.4)	(676.0)	(158.6)	(1,860.7)

Earnings (loss) before interest and taxes	122.3	134.4	85.9	(160.6)	182.0
Interest expense	(56.5)	0.3	(4.2)	—	(60.4)
Earnings (loss) before taxes	65.8	134.7	81.7	(160.6)	121.6
Tax provision	22.5	(32.1)	(18.4)	—	(28.0)
Equity in results of affiliates	—	0.2	(0.4)	—	(0.2)
Net earnings (loss) from continuing operations	88.3	102.8	62.9	(160.6)	93.4
Discontinued operations, net of tax	—	(0.3)	—	—	(0.3)
Net earnings (loss)	88.3	102.5	62.9	(160.6)	93.1
Less net earnings attributable to noncontrolling interests	—	—	(4.8)	—	(4.8)
Net earnings (loss) attributable to Ball Corporation	$88.3	$102.5	$58.1	$(160.6)	$88.3

Comprehensive earnings attributable to Ball Corporation	$151.5	$163.1	$102.7	$(265.8)	$151.5

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.       Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended April 3, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$1,285.0	$726.2	$—	$2,011.2

Costs and expenses
Cost of sales (excluding depreciation)	—	(1,070.8)	(559.9)	—	(1,630.7)
Depreciation and amortization	(0.8)	(37.2)	(35.6)	—	(73.6)
Selling, general and administrative	(20.4)	(48.1)	(30.9)	—	(99.4)
Business consolidation activities	—	(10.9)	(2.6)	—	(13.5)
Equity in results of subsidiaries	108.0	62.6	—	(170.6)	—
Intercompany license fees	34.4	(31.6)	(2.8)	—	—
	121.2	(1,136.0)	(631.8)	(170.6)	(1,817.2)

Earnings (loss) before interest and taxes	121.2	149.0	94.4	(170.6)	194.0
Interest expense	(40.0)	1.0	(7.5)	—	(46.5)
Earnings (loss) before taxes	81.2	150.0	86.9	(170.6)	147.5
Tax provision	10.1	(40.4)	(17.7)	—	(48.0)
Equity in results of affiliates	—	(0.6)	0.6	—	—
Net earnings (loss) from continuing operations	91.3	109.0	69.8	(170.6)	99.5
Discontinued operations, net of tax	—	(1.3)	—	—	(1.3)
Net earnings (loss)	91.3	107.7	69.8	(170.6)	98.2
Less net earnings attributable to noncontrolling interests	—	—	(6.9)	—	(6.9)
Net earnings (loss) attributable to Ball Corporation	$91.3	$107.7	$62.9	$(170.6)	$91.3

Comprehensive earnings attributable to Ball Corporation	$164.0	$181.3	$134.9	$(316.2)	$164.0

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.       Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	April 1, 2012
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS
Current assets
Cash and cash equivalents	$5.5	$2.1	$99.2	$—	$106.8
Receivables, net	(0.3)	191.7	909.8	—	1,101.2
Intercompany receivables	135.3	4.0	0.6	(139.9)	—
Inventories, net	(0.1)	694.3	430.3	—	1,124.5
Deferred taxes and other current assets	32.6	95.9	55.8	—	184.3
Total current assets	173.0	988.0	1,495.7	(139.9)	2,516.8
Property, plant and equipment	16.0	870.3	1,369.3	—	2,255.6
Investment in subsidiaries	3,659.2	1,862.4	78.7	(5,600.3)	—
Goodwill	—	927.0	1,354.0	—	2,281.0
Intangibles and other assets, net	206.8	109.9	189.3	—	506.0
Total Assets	$4,055.0	$4,757.6	$4,487.0	$(5,740.2)	$7,559.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$108.5	$0.2	$389.7	$—	$498.4
Accounts payable	13.3	443.3	376.0	—	832.6
Intercompany payables	—	0.7	139.2	(139.9)	—
Accrued employee costs	42.2	93.6	67.1	—	202.9
Other current liabilities	24.4	148.4	105.8	—	278.6
Total current liabilities	188.4	686.2	1,077.8	(139.9)	1,812.5
Long-term debt	2,764.0	—	366.5	—	3,130.5
Employee benefit obligations	286.6	417.9	356.6	—	1,061.1
Deferred taxes and other liabilities	(369.8)	(87.0)	663.4	—	206.6
Total liabilities	2,869.2	1,017.1	2,464.3	(139.9)	6,210.7

Common stock	977.8	847.1	625.9	(1,473.0)	977.8
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,300.9	3,095.8	1,183.1	(4,278.9)	3,300.9
Accumulated other comprehensive earnings (loss)	(272.0)	(202.4)	46.0	156.4	(272.0)
Treasury stock, at cost	(2,820.9)	—	—	—	(2,820.9)
Total Ball Corporation shareholders’ equity	1,185.8	3,740.5	1,859.8	(5,600.3)	1,185.8
Noncontrolling interests	—	—	162.9	—	162.9
Total shareholders’ equity	1,185.8	3,740.5	2,022.7	(5,600.3)	1,348.7
Total Liabilities and Shareholders’ Equity	$4,055.0	$4,757.6	$4,487.0	$(5,740.2)	$7,559.4

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS
Current assets
Cash and cash equivalents	$24.0	$0.5	$141.3	$—	$165.8
Receivables, net	0.3	147.1	763.0	—	910.4
Intercompany receivables	220.0	3.1	0.5	(223.6)	—
Inventories, net	(0.2)	671.7	401.0	—	1,072.5
Deferred taxes and other current assets	23.1	96.5	53.6	—	173.2
Total current assets	267.2	918.9	1,359.4	(223.6)	2,321.9
Property, plant and equipment, net	16.3	874.5	1,329.4	—	2,220.2
Investment in subsidiaries	3,494.5	1,753.8	78.6	(5,326.9)	—
Goodwill	—	927.0	1,320.1	—	2,247.1
Intangibles and other assets, net	194.8	117.2	183.4	—	495.4
Total Assets	$3,972.8	$4,591.4	$4,270.9	$(5,550.5)	$7,284.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$32.7	$—	$414.7	$—	$447.4
Accounts payable	11.4	442.0	393.9	—	847.3
Intercompany payables	—	0.4	223.6	(224.0)	—
Accrued employee costs	18.3	158.0	72.0	—	248.3
Other current liabilities	55.5	111.8	145.8	—	313.1
Total current liabilities	117.9	712.2	1,250.0	(224.0)	1,856.1
Long-term debt	2,320.6	0.2	375.9	—	2,696.7
Employee benefit obligations	301.6	500.1	342.0	—	1,143.7
Deferred taxes and other liabilities	13.6	(198.4)	394.4	0.5	210.1
Total liabilities	2,753.7	1,014.1	2,362.3	(223.5)	5,906.6

Common stock	941.7	847.2	618.9	(1,466.1)	941.7
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,228.3	2,993.1	1,124.6	(4,117.7)	3,228.3
Accumulated other comprehensive earnings (loss)	(335.2)	(263.0)	1.4	261.6	(335.2)
Treasury stock, at cost	(2,615.7)	—	—	—	(2,615.7)
Total Ball Corporation shareholders’ equity	1,219.1	3,577.3	1,749.7	(5,327.0)	1,219.1
Noncontrolling interests	—	—	158.9	—	158.9
Total shareholders’ equity	1,219.1	3,577.3	1,908.6	(5,327.0)	1,378.0
Total Liabilities and Shareholders’ Equity	$3,972.8	$4,591.4	$4,270.9	$(5,550.5)	$7,284.6

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.       Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating
	Statement of Cash Flows
	For the Three Months Ended April 1, 2012
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(312.6)	$23.1	$71.7	$(217.8)
Cash provided by (used in) discontinued operating activities	—	(0.5)	—	(0.5)
Total cash provided by (used in) operating activities	(312.6)	22.6	71.7	(218.3)

Cash flows from investing activities
Capital expenditures	—	(22.4)	(53.6)	(76.0)
Business acquisition	—	—	—	—
Other, net	(4.9)	0.9	(6.7)	(10.7)
Total cash provided by (used in) investing activities	(4.9)	(21.5)	(60.3)	(86.7)

Cash flows from financing activities
Long-term borrowings	1,140.0	0.1	—	1,140.1
Repayments of long-term borrowings	(632.8)	(0.1)	(3.2)	(636.1)
Net change in short-term borrowings	11.0	—	(41.9)	(30.9)
Proceeds from issuances of common stock	19.7	—	—	19.7
Acquisitions of treasury stock	(210.8)	—	—	(210.8)
Common dividends	(15.6)	—	—	(15.6)
Other, net	(14.9)	—	—	(14.9)
Cash provided by (used in) financing activities	296.6	—	(45.1)	251.5

Effect of exchange rate changes on cash	2.4	0.5	(8.4)	(5.5)

Change in cash and cash equivalents	(18.5)	1.6	(42.1)	(59.0)
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$5.5	$2.1	$99.2	$106.8

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.       Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating
	Statement of Cash Flows
	For the Three Months Ended April 3, 2011
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(66.0)	$96.9	$(103.7)	$(72.8)
Cash provided by (used in) discontinued operating activities	—	(1.3)	(0.3)	(1.6)
Total cash provided by (used in) operating activities	(66.0)	95.6	(104.0)	(74.4)

Cash flows from investing activities
Capital expenditures	(3.6)	(34.7)	(56.7)	(95.0)
Business acquisition	—	—	(295.2)	(295.2)
Investments in and advances to affiliates	157.3	(65.8)	(91.5)	—
Other, net	1.1	4.9	—	6.0
Total cash provided by (used in) investing activities	154.8	(95.6)	(443.4)	(384.2)

Cash flows from financing activities
Long-term borrowings	75.0	—	388.9	463.9
Repayments of long-term borrowings	—	(0.2)	(2.0)	(2.2)
Net change in short-term borrowings	(3.6)	—	199.8	196.2
Proceeds from issuances of common stock	13.7	—	—	13.7
Acquisitions of treasury stock	(164.3)	—	—	(164.3)
Common dividends	(11.7)	—	—	(11.7)
Other, net	2.4	—	—	2.4
Cash provided by (used in) financing activities	(88.5)	(0.2)	586.7	498.0

Effect of exchange rate changes on cash	—	—	1.7	1.7

Change in cash and cash equivalents	0.3	(0.2)	41.0	41.1
Cash and cash equivalents — beginning of period	0.2	1.7	150.1	152.0
Cash and cash equivalents — end of period	$0.5	$1.5	$191.1	$193.1

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

Industry Trends and Corporate Strategy

In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. Over the past few years, we have closed a number of packaging facilities in support of our ongoing objective of matching our supply with market demand. We have also identified and implemented plans to improve our return on invested capital through the redeployment of assets within our global operations. To better realign capacity, in 2011 we closed our Torrance, California, U.S., facility, relocated one of the lines to our Whitby, Ontario, Canada, facility; relocated the scheduled line in Lublin, Poland, to our Belgrade, Serbia, facility; reduced capacity in our Columbus, Ohio, U.S., metal beverage facility and redeployed surplus equipment to other global locations.

As part of our Drive for 10 vision, we are focused on developing and marketing new and existing products that meet the needs of our customers and the ultimate consumer. We continue to place emphasis on innovation throughout our businesses and will do so in 2012 and beyond. These innovations include new shapes, sizes, opening features and other functional benefits, as well as increasing the use of recycled content and lightweighting of our packages. This ongoing packaging development activity helps us maintain and expand our supply positions with major beverage, food, personal care and household products customers. Our sustainability vision encompasses balancing economic, environmental and social impacts in our decision making and activities. Successfully executing this vision will create long-term, shared value for our stakeholders, and Ball is committed to practicing sustainability as a way of doing business. Our sustainability report and updates on our progress are available at www.ball.com/sustainability.

The North American metal beverage container manufacturing industry is relatively mature and industry volumes for certain types of containers have declined over the past several years. As a result, we have reduced our excess capacity in certain North American metal beverage facilities for those containers and have added capacity to produce specialty containers. The metal beverage container industries in other parts of the world are growing and are expected to continue to grow in the medium to long term. We have been able to capitalize on this growth by adding a facility, as well as additional capacity, in our Latapack-Ball, consolidated Brazilian joint venture and by increasing capacity in some of our European metal beverage container manufacturing facilities by speeding up certain lines and by expansion.

In 2011, we expanded our lightweight Alumi-Tek® bottle production to our Golden, Colorado, U.S., facility, and we commenced specialty can production in our Fort Worth, Texas, U.S., facility. We also announced that Latapack-Ball would construct a new metal beverage container manufacturing facility in Alagoinhas, Bahia, which is in northeast Brazil, one of the fastest growing regions of the country. The new facility began production in the first quarter of 2012 with output from the first line contracted for sale under a long-term agreement. Additionally, in March 2011 we entered into a joint venture agreement with Thai Beverage Can Limited to construct a beverage container manufacturing facility in Vietnam that began production in the first quarter of 2012. We constructed a new expanded beverage container facility in Qingdao, PRC, that will begin production in the second quarter of 2012.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using percentage of completion under the cost-to-cost method of accounting. The contract mix in the first quarter of 2012 consisted of approximately 63 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 29 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The contracted backlog at April 1, 2012, of approximately $856 million consisted of approximately 50 percent fixed price contracts.

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Net sales	$2,042.7	$2,011.2
Net earnings attributable to Ball Corporation	88.3	91.3

The increase in first quarter 2012 sales compared to the first quarter of 2011 is primarily attributable to strong performance in the company’s aerospace and technologies and metal beverage packaging, Europe, segments, as well as continued growth in North American specialty beverage packaging. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation included discontinued operations related to the sale of the plastics business in August 2010, business consolidation costs, debt refinancing costs, equity earnings and a lower tax rate. These items are detailed in the “Management Performance Measures” section below.

Business Segment Discussions

Metal Beverage Packaging, Americas and Asia

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Net sales	$1,049.7	$1,032.3

Segment earnings	$105.5	$115.6
Business consolidation and other activities (a)	(1.7)	(10.9)
Total segment earnings	$103.8	$104.7

(a)         Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold mainly in the PRC. In October 2011, we completed the acquisition of QMCP in the PRC; further details are available in Note 4 to the financial statements.

Segment sales in the first quarter of 2012, as compared to the same periods in the prior year, were $17.4 million higher, primarily attributable to favorable product sales mix of $17 million and the acquisition of QMCP, partially offset by lower volumes in Brazil and the PRC of $10 million.

Segment earnings in the first quarter of 2012 were $10.1 million lower than in the first quarter of 2011. The decrease in earnings was primarily due to higher distribution costs in North America and unfavorable manufacturing performance from lower production volumes largely in Brazil, partially offset by favorable product mix.

Metal Beverage Packaging, Europe

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Net sales	$463.0	$443.0

Segment earnings	$53.7	$53.1
Business consolidation and other activities (a)	(1.8)	(2.6)
Total segment earnings	$51.9	$50.5

(a)         Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture of metal beverage containers, extruded aluminum aerosol containers and aluminum slugs. Ball has manufacturing facilities located in Germany, the United Kingdom, France, the Netherlands, Poland, Serbia and the Czech Republic. In January 2011, we acquired Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol cans and bottles; further details are available in Note 4 to the financial statements.

Segment sales in the first quarter of 2012 increased $20.0 million compared to 2011, primarily due to higher sales volumes of $22 million and improved pricing and mix of $17 million, offset by $19 million of unfavorable currency exchange effects.

Segment earnings in the first quarter of 2012 were comparable to the first quarter of 2011 due to higher sales volumes of $12 million, partially offset by higher inventory and other costs of $10 million and unfavorable currency exchange effects.

Metal Food and Household Products Packaging, Americas

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Net sales	$330.4	$344.7
Segment earnings	28.0	39.8

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs.

Segment sales in the first quarter of 2012 were $14.3 million lower compared to the first quarter of 2011 primarily due to lower volumes of $20 million, partially offset by favorable pricing and mix.

Segment earnings in the first quarter of 2012 were $11.8 million lower compared to the first quarter of 2011 primarily due to nonrecurring inventory holding gains in 2011. Lower 2012 sales volumes were partially offset by improved manufacturing performance.

Aerospace and Technologies

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Net sales	$201.6	$191.2
Segment earnings	19.7	18.7

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used in the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2012 increased $10.4 million compared to the same period in 2011 primarily due to higher sales from U.S. national defense contracts, partially offset by lower sales from civil space programs. Segment earnings increased as a result of the higher sales.

Contracted backlog in the aerospace and technologies segment was approximately $856 million at April 1, 2012, compared to approximately $897 million at December 31, 2011. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 6 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses of $99.6 million in the first quarter of 2012 were comparable to $99.4 million in the first quarter of 2011.

Interest and Taxes

Consolidated interest expense was $60.4 million for the first quarter of 2012 compared to $46.5 million for the first quarter of 2011. Interest expense in the first quarter of 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 6.625 percent senior notes due March 2018. Interest expense in 2012 compared to 2011, excluding debt refinancing costs, was slightly less due to lower interest rates, partially offset by higher levels of debt, including the issuance of $750 million of senior notes in March 2012.

The effective income tax rate for earnings from continuing operations was 23.0 percent for the first three months of 2012 compared to 32.5 percent for the first quarter of 2011. The lower rate in 2012 was primarily the result of the release of various income tax reserves reviewed by, and settled with, various taxing jurisdictions. The full-year 2012 effective income tax rate on continuing operations is expected to be approximately 30 percent.

Equity in Results of Affiliates

In October 2011, we acquired our partners’ 60 percent equity interests in QMCP, and in March 2011 we entered into a joint venture agreement with Thai Beverage Can Limited to construct a beverage container manufacturing facility in Vietnam that began production in the first quarter of 2012.

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

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Cash flows provided by (used in) operating activities (including discontinued operations)	$(218.3)	$(74.4)
Cash flows provided by (used in) investing activities	(86.7)	(384.2)
Cash flows provided by (used in) financing activities	251.5	498.0

Cash flows from operations in the first quarter of 2012 were lower than in the first quarter of 2011 due to approximately $95 million higher U.S. pension funding, as well as higher seasonal working capital requirements. Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $110 million in 2012. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $23 million for the full year.

We expect 2012 capital expenditures for property, plant and equipment to be approximately $400 million, of which approximately $125 million was contractually committed as of April 1, 2012. Capital expenditures are generally funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $191.1 million in the first quarter of 2012 compared to $150.6 million in the first quarter of 2011. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 14 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until December 2015, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $3.6 billion at April 1, 2012, was higher than the amount outstanding at December 31, 2011, of $3.1 billion.

On March 9, 2012, Ball issued $750 million of 5.00 percent senior notes due in March 2022. On the same date, the company tendered for the redemption of its 6.625 percent senior notes originally due in March 2018 in the amount of $450 million, at a redemption price per note of 102.583 percent of the outstanding principal amount plus accrued interest. At April 1, 2012, $392.7 million had been redeemed, and the remaining $57.3 million was redeemed during April 2012. The redemption of the bonds resulted in a charge of $15.1 million for the call premium and the write off of unamortized financing costs and premiums. The charge is included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

At April 1, 2012, $833 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to the long-term committed credit facilities, the company had approximately $444 million of short-term uncommitted credit facilities available at April 1, 2012, of which $233.3 million was outstanding and due on demand.

The company has an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under the new agreement can vary between $150 million and $275 million depending on the seasonal accounts receivable balances of the company’s North American packaging businesses. The amount of accounts receivable sold under the securitization program was $120.0 million and $231.0 million at April 1, 2012, and December 31, 2011, respectively.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at April 1, 2012, and December 31, 2011, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three months ended
	April 1,	April 3,
($ in millions)	2012	2011

Earnings before taxes, as reported	$121.6	$147.5
Interest expense	60.4	46.5
Earnings before interest and taxes (EBIT)	182.0	194.0
Business consolidation and other activities	4.4	13.5
Comparable EBIT	$186.4	$207.5

Our calculation of comparable net earnings is summarized below:

	Three months ended
	April 1,	April 3,
($ in millions, except per share amounts)	2012	2011

Net earnings attributable to Ball Corporation, as reported	$88.3	$91.3
Discontinued operations, net of tax	0.3	1.3
Business consolidation and other activities, net of tax	3.0	8.4
Debt refinancing costs, net of tax	9.2	—
Comparable Earnings	$100.8	$101.0

Per diluted share, as reported	$0.55	$0.53
Per diluted share, as adjusted	$0.63	$0.58

Our calculations of comparable EBITDA, the comparable EBIT to interest ratio and the net debt to comparable EBITDA ratio for the 12 months ended April 1, 2012, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$462.5
Add interest expense	191.0
Add tax provision	181.3
Less equity in results of affiliates	(9.9)
Earnings before interest and taxes (EBIT)	824.9
Add business consolidation and other activities	21.2
Comparable EBIT	846.1
Add depreciation and amortization	296.5
Comparable EBITDA	$1,142.6

Interest expense, excluding debt refinancing costs of $15.1 million	$(175.9)

Total debt at April 1, 2012	$3,628.9
Less cash	(106.8)
Net debt	$3,522.1

Comparable EBIT/Interest	4.8	x
Net debt/Comparable EBITDA	3.1	x

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2011 annual report filed on February 22, 2012, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.           CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. During the quarter, the company implemented a new financial consolidation system, which included modifications to certain processes and related controls for the company’s financial reporting, and this new consolidation system has undergone extensive review and testing. The implementation was not undertaken in response to any identified deficiency or weakness of internal controls over financial reporting. There were no other material changes to internal controls during the company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by SEC guidance, management has excluded the operations of Qingdao M.C. Packaging Ltd (acquired by the company in October 2011) from its assessment of internal control over financial reporting. (Additional details regarding acquisitions are available in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.) The controls for the 2011 acquisitions will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2012.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the ongoing global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas, electric power and diesel fuel; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including periodic sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; ongoing uncertainties surrounding sovereign debt of various European countries, including Greece, Portugal, Spain and Italy, as well as ratings agency downgrades of various government’s debt; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.

PART II.                                                OTHER INFORMATION

Item 1.                       Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended April 1, 2012, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.              Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                       Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended April 1, 2012.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

Januarty 1 to February 5, 2012	4,946,434	$38.92	4,946,434	25,053,566
February 6 to March 4, 2012	—	—	—	25,053,566
March 5 to April 1, 2012	171,516	35.83	171,516	24,882,050
Total	5,117,950	38.82	5,117,950

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

Item 3.           Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended April 1, 2012.

Item 4.           (Reserved)

Item 5.           Other Information

There were no events required to be reported under Item 5 for the quarter ended April 1, 2012.

Item 6.           Exhibits

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended April 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 7, 2012

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

April 1, 2012

EXHIBIT INDEX

Description	Exhibit

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, President and Chief Executive Officer of Ball Corporation (Filed herewith.)	EX-31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31.2

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended April 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101