Form 10-Q
period 2012-07-01
BALL CORP
filed 2012-08-03
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2012
Common Stock, without par value	154,730,679 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended July 1, 2012

PART I.                FINANCIAL INFORMATION

Item 1.                       FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions, except per share amounts)	2012	2011	2012	2011

Net sales	$2,296.3	$2,309.7	$4,339.0	$4,320.9

Cost of sales (excluding depreciation and amortization)	(1,890.8)	(1,885.5)	(3,578.5)	(3,516.2)
Depreciation and amortization	(66.5)	(74.1)	(135.5)	(147.7)
Selling, general and administrative	(98.6)	(93.1)	(198.2)	(192.5)
Business consolidation and other activities	(2.8)	(2.9)	(7.2)	(16.4)
	(2,058.7)	(2,055.6)	(3,919.4)	(3,872.8)

Earnings before interest and taxes	237.6	254.1	419.6	448.1

Interest expense	(44.7)	(45.2)	(90.0)	(91.7)
Debt refinancing costs	—	—	(15.1)	—
Total interest expense	(44.7)	(45.2)	(105.1)	(91.7)

Earnings before taxes	192.9	208.9	314.5	356.4
Tax provision	(50.0)	(64.6)	(78.0)	(112.6)
Equity in results of affiliates, net of tax	—	1.1	(0.2)	1.1
Net earnings from continuing operations	142.9	145.4	236.3	244.9
Discontinued operations, net of tax	(0.4)	(0.3)	(0.7)	(1.6)

Net earnings	142.5	145.1	235.6	243.3
Less net earnings attributable to noncontrolling interests	(3.0)	(2.0)	(7.8)	(8.9)

Net earnings attributable to Ball Corporation	$139.5	$143.1	$227.8	$234.4

Amounts attributable to Ball Corporation:
Continuing operations	$139.9	$143.4	$228.5	$236.0
Discontinued operations	(0.4)	(0.3)	(0.7)	(1.6)
Net earnings	$139.5	$143.1	$227.8	$234.4

Earnings per share:
Basic - continuing operations	$0.90	$0.86	$1.46	$1.40
Basic - discontinued operations	—	—	—	(0.01)
Total basic earnings per share	$0.90	$0.86	$1.46	$1.39

Diluted - continuing operations	$0.88	$0.84	$1.43	$1.38
Diluted - discontinued operations	—	—	(0.01)	(0.01)
Total diluted earnings per share	$0.88	$0.84	$1.42	$1.37

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Net earnings	$142.5	$145.1	$235.6	$243.3

Other comprehensive earnings:
Foreign currency translation adjustment	(69.6)	32.7	(29.5)	103.7
Pension and other postretirement benefits (a)	8.4	4.3	14.5	9.5
Effective financial derivatives (b)	(19.5)	(33.6)	(3.3)	(26.9)
Mark-to-market adjustments on available for sale securities (c)	—	—	—	(10.2)
Total comprehensive earnings	61.8	148.5	217.3	319.4
Less comprehensive earnings attributable to noncontrolling interests	(3.4)	(2.0)	(7.4)	(8.9)
Comprehensive earnings attributable to Ball Corporation	$58.4	$146.5	$209.9	$310.5

(a)       Net of tax of $4.0 and $8.2 for the three and six months ended July 1, 2012, and $2.8 and $5.6 for the comparable periods in 2011.

(b)       Net of tax of $9.6 and $2.0 for the three and six months ended July 1, 2012, and $17.6 and $15.7 for the comparable periods in 2011.

(c)        Net of tax of $6.6 million for the six months ended July 3, 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
($ in millions)	2012	2011

Assets
Current assets
Cash and cash equivalents	$123.5	$165.8
Receivables, net	1,143.1	910.4
Inventories, net	1,035.6	1,072.5
Deferred taxes and other current assets	209.5	173.2
Total current assets	2,511.7	2,321.9

Property, plant and equipment, net	2,203.7	2,220.2
Goodwill	2,222.3	2,247.1
Intangibles and other assets, net	501.8	495.4
Total assets	$7,439.5	$7,284.6

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$499.2	$447.4
Accounts payable	852.5	847.3
Accrued employee costs	216.5	248.3
Other current liabilities	320.3	313.1
Total current liabilities	1,888.5	1,856.1

Long-term debt	2,963.5	2,696.7
Employee benefit obligations	1,050.4	1,143.7
Deferred taxes and other liabilities	195.7	210.1
Total liabilities	6,098.1	5,906.6

Contingencies

Shareholders’ equity
Common stock (328,354,010 shares issued - 2012; 327,003,933 shares issued - 2011)	993.7	941.7
Retained earnings	3,424.7	3,228.3
Accumulated other comprehensive earnings (loss)	(353.1)	(335.2)
Treasury stock, at cost (173,623,331 shares - 2012; 166,688,309 shares - 2011)	(2,890.1)	(2,615.7)
Total Ball Corporation shareholders’ equity	1,175.2	1,219.1
Noncontrolling interests	166.2	158.9
Total shareholders’ equity	1,341.4	1,378.0
Total liabilities and shareholders’ equity	$7,439.5	$7,284.6

See accompanying notes to unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 1,	July 3,
($ in millions)	2012	2011

Cash Flows From Operating Activities:
Net earnings	$235.6	$243.3
Discontinued operations, net of tax	0.7	1.6
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	135.5	147.7
Deferred taxes	12.7	14.0
Other, net	(47.9)	65.4
Changes in working capital components	(261.5)	(308.9)
Cash provided by (used in) continuing operating activities	75.1	163.1
Cash provided by (used in) discontinued operating activities	(0.4)	(1.9)
Total cash provided by (used in) operating activities	74.7	161.2

Cash Flows From Investing Activities:
Capital expenditures	(138.5)	(213.5)
Business acquisitions, net of cash acquired	—	(295.2)
Other, net	(16.2)	(0.6)
Cash provided by (used in) investing activities	(154.7)	(509.3)

Cash Flows From Financing Activities:
Long-term borrowings	1,269.8	537.5
Repayments of long-term borrowings	(959.4)	(141.7)
Net change in short-term borrowings	13.7	204.5
Proceeds from issuances of common stock	29.7	22.8
Acquisitions of treasury stock	(278.4)	(263.9)
Common dividends	(31.2)	(23.3)
Other, net	(9.7)	3.8
Cash provided by (used in) financing activities	34.5	339.7

Effect of exchange rate changes on cash	3.2	1.2

Change in cash and cash equivalents	(42.3)	(7.2)
Cash and cash equivalents - beginning of period	165.8	152.0
Cash and cash equivalents - end of period	$123.5	$144.8

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

The company utilized a third party appraiser to assist in the evaluation of the estimated useful lives of its drawn and ironed can and related end production equipment used to make beverage cans and ends and two-piece food cans. This evaluation was performed as a result of the global alignment of the company’s use and maintenance practices for this equipment and the company’s experience with the duration over which this equipment can be utilized. As a result, the company has revised the estimated useful lives of this type of equipment utilized throughout the company, which resulted in a net reduction in depreciation expense and cost of sales of $8.9 million ($5.6 million after tax, or $0.04 per diluted share) and $17.8 million ($11.2 million after tax, or $0.07 per diluted share) in the second quarter and first six months of 2012, respectively, and is expected to result in a net decrease in 2012 full year depreciation expense and cost of sales of approximately $34.9 million ($22.3 million after tax, or $0.14 per diluted share) as compared to the amount of depreciation expense and cost of sales that would have been recognized by utilizing the prior depreciable lives. The company has also evaluated its estimates of the accounting for tooling, spare parts and dunnage, as well as the related obsolescence, and aligned its practices for all operations, resulting in a one-time increase in cost of sales and depreciation expense of $2.9 million ($1.7 million after tax, or $0.01 per diluted share) and $5.2 million ($3.0 million after tax, or $0.02 per diluted share) in the second quarter and first six months of 2012, respectively, and is expected to result in an increase in cost of sales and depreciation expense of $11.0 million ($6.7 million after tax, or $0.04 per diluted share) for the full year, primarily attributable to the immediate recognition of expense as items are placed in service.

Effective January 1, 2012, the company changed the presentation of capitalized software in its unaudited condensed consolidated financial statements to classify such assets as intangible assets rather than property, plant and equipment. As a result, the amounts included in the balance sheet in intangible assets were $48.0 million and $45.2 million as of July 1, 2012, and December 31, 2011, respectively. Capitalized software amounts that were previously reported as depreciation have been reclassified to amortization for all periods presented in the statements of earnings and cash flows, as well as in the notes to the unaudited condensed consolidated financial statements.

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

In May 2011, amendments to existing accounting guidance were issued that result in a more consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between United States (U.S.) GAAP and International Financial Reporting Standards (IFRS). The amendments in the new guidance provide explanations on how to measure fair value but do not require additional fair value measurements. The new fair value guidance was effective for Ball as of January 1, 2012, and did not have a material effect on the company’s unaudited condensed consolidated financial statements or disclosures.

New Accounting Guidance

In December 2011, accounting guidance was issued requiring disclosures to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that companies disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for Ball on January 1, 2013, and is not expected to have a material effect on the company’s unaudited condensed consolidated financial statements.

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

Summary of Business by Segment

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Net Sales
Metal beverage packaging, Americas & Asia	$1,207.6	$1,164.1	$2,257.3	$2,196.4
Metal beverage packaging, Europe	556.2	607.9	1,019.2	1,050.9
Metal food & household products packaging, Americas	327.6	345.7	658.0	690.4
Aerospace & technologies	210.3	199.9	411.9	391.1
Corporate and intercompany eliminations	(5.4)	(7.9)	(7.4)	(7.9)
Net sales	$2,296.3	$2,309.7	$4,339.0	$4,320.9

Net Earnings
Metal beverage packaging, Americas & Asia	$136.8	$126.1	$242.3	$241.7
Business consolidation and other activities	0.3	(2.5)	(1.4)	(13.4)
Total metal beverage packaging, Americas & Asia	137.1	123.6	240.9	228.3

Metal beverage packaging, Europe	65.7	84.7	119.4	137.8
Business consolidation and other activities	(0.9)	(0.3)	(2.7)	(2.9)
Total metal beverage packaging, Europe	64.8	84.4	116.7	134.9

Metal food & household products packaging, Americas	31.9	41.3	59.9	81.1

Aerospace & technologies	20.2	21.7	39.9	40.4

Segment earnings before interest and taxes	254.0	271.0	457.4	484.7

Undistributed corporate expenses and intercompany eliminations, net	(14.2)	(16.8)	(34.7)	(36.5)
Business consolidation and other activities	(2.2)	(0.1)	(3.1)	(0.1)
Total undistributed corporate expenses and intercompany eliminations, net	(16.4)	(16.9)	(37.8)	(36.6)

Earnings before interest and taxes	237.6	254.1	419.6	448.1
Interest expense	(44.7)	(45.2)	(105.1)	(91.7)
Tax provision	(50.0)	(64.6)	(78.0)	(112.6)
Equity in results of affiliates, net of tax	—	1.1	(0.2)	1.1
Net earnings from continuing operations	142.9	145.4	236.3	244.9
Discontinued operations, net of tax	(0.4)	(0.3)	(0.7)	(1.6)
Net earnings	142.5	145.1	235.6	243.3
Less net earnings attributable to noncontrolling interests	(3.0)	(2.0)	(7.8)	(8.9)
Net earnings attributable to Ball Corporation	$139.5	$143.1	$227.8	$234.4

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	July 1,	December 31,
($ in millions)	2012	2011

Total Assets
Metal beverage packaging, Americas & Asia	$3,216.1	$3,163.1
Metal beverage packaging, Europe	2,509.9	2,434.3
Metal food & household products packaging, Americas	1,134.2	1,115.0
Aerospace & technologies	283.0	284.3
Segment assets	7,143.2	6,996.7
Corporate assets, net of eliminations	296.3	287.9
Total assets	$7,439.5	$7,284.6

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

Notes to Unaudited Condensed Consolidated Financial Statements

5.              Dispositions

Plastics Packaging, Americas

In August 2010, the company completed the sale of its plastics packaging, Americas, business to Amcor Limited. The following table summarizes the operating results for the discontinued operations:

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Business consolidation and other activities	$(0.7)	$(0.5)	$(1.2)	$(1.8)
Loss on sale of business	—	—	—	(0.8)
Tax benefit (provision)	0.3	0.2	0.5	1.0
Discontinued operations, net of tax	$(0.4)	$(0.3)	$(0.7)	$(1.6)

6.              Business Consolidation Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Metal beverage packaging, Americas & Asia	$0.3	$(2.5)	$(1.4)	$(13.4)
Metal beverage packaging, Europe	(0.9)	(0.3)	(2.7)	(2.9)
Corporate and other	(2.2)	(0.1)	(3.1)	(0.1)
	$(2.8)	$(2.9)	$(7.2)	$(16.4)

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2011	$2.7	$5.8	$4.1	$12.6
Cash payments and other activity	(1.8)	(2.2)	(0.3)	(4.3)
Balance at July 1, 2012	$0.9	$3.6	$3.8	$8.3

The carrying value of fixed assets remaining for sale in connection with facility closures was approximately $16.5 million at July 1, 2012.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

6.              Business Consolidation Activities (continued)

2012

Metal Beverage Packaging, Americas and Asia

The company recorded charges of $1.7 million in the first quarter of 2012 and a reversal of an accrual of $0.3 million in the second quarter for ongoing plant closure costs, primarily related to the company’s closure of its Torrance, California, U.S., beverage can manufacturing facility (discussed further in the 2011 section below).

Metal Beverage Packaging, Europe, and Corporate

The first and second quarters included charges of $2.5 million and $2.9 million for implementation costs incurred in connection with the planned relocation of the company’s European headquarters from Germany to Switzerland in the third quarter of 2012.

An additional $0.4 million of net charges were recorded in the first six months of 2012, primarily to reflect individually insignificant charges related to previously announced business consolidation and other activities.

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, U.S., beverage can manufacturing facility; relocate a 12-ounce can line from the Torrance facility to its Whitby, Ontario, Canada, facility; and expand specialty can production in its Fort Worth, Texas, U.S., facility. The company recorded initial charges of $10.5 million and $2.2 million during the first and second quarters of 2011, respectively, in connection with these activities. Of the total $12.7 million recorded in the first six months, $8.5 million represented severance, pension and other employee benefits; $2.3 million represented the impairment of the plant facility to its net realizable value and $1.9 million represented accelerated depreciation. The impairment charge was subsequently reversed during the third quarter of 2011 and the land and building were sold during the fourth quarter of 2011 for a gain of $6.9 million.

An additional $0.7 million of net charges were recorded in the first quarter of 2011, primarily to reflect individually insignificant charges related to previously announced plant closures.

Metal Beverage Packaging, Europe

In connection with the acquisition of Aerocan discussed in Note 4, the company recorded charges totaling $2.9 million for transaction costs, which were expensed as incurred.

7.              Receivables

	July 1,	December 31,
($ in millions)	2012	2011

Trade accounts receivable (net of allowance for doubtful accounts of $13.9 at July 1, 2012, and $13.4 at December 31, 2011)	$1,074.0	$840.6
Other receivables	69.1	69.8
	$1,143.1	$910.4

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

8.              Inventories

	July 1,	December 31,
($ in millions)	2012	2011

Raw materials and supplies	$371.5	$442.4
Work in process and finished goods	664.1	630.1
	$1,035.6	$1,072.5

9.              Property, Plant and Equipment

	July 1,	December 31,
($ in millions)	2012	2011

Land	$87.0	$89.4
Buildings	885.2	881.3
Machinery and equipment	3,266.1	3,121.1
Construction in progress	199.1	291.4
	4,437.4	4,383.2
Accumulated depreciation	(2,233.7)	(2,163.0)
	$2,203.7	$2,220.2

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $61.7 million and $125.8 million for the three and six months ended July 1, 2012, respectively, and $66.6 million and $132.2 million for the comparable periods in 2011, respectively.

10.       Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2011	$740.7	$1,126.1	$380.3	$2,247.1
Business acquisition	—	0.7	—	0.7
Effects of currency exchange rates	—	(25.5)	—	(25.5)
Balance at July 1, 2012	$740.7	$1,101.3	$380.3	$2,222.3

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

11.       Intangibles and Other Assets

	July 1,	December 31,
($ in millions)	2012	2011

Investments in affiliates	$33.1	$26.4
Intangible assets (net of accumulated amortization of $56.9 at July 1, 2012, and $46.6 at December 31, 2011)	169.4	180.6
Capitalized software (net of accumulated amortization of $70.5 at July 1, 2012, and $68.9 at December 31, 2011)	48.0	45.2
Company and trust-owned life insurance	165.1	145.7
Deferred financing costs	40.6	35.4
Other	45.6	62.1
	$501.8	$495.4

Total amortization expense of intangible assets amounted to $4.8 million and $9.7 million for the three and six months ended July 1, 2012, respectively, and $7.5 million and $15.5 million for the comparable periods in 2011, respectively.

12.       Debt

Long-term debt consisted of the following:

	July 1, 2012		December 31, 2011
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
6.625% Senior Notes, due March 2018	$—	—	$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$—	—
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated	$182.5	182.5	$195.0	195.0
Term B Loan, British sterling denominated	£49.1	77.1	£50.4	78.3
Term C Loan, euro denominated	€96.3	121.9	€98.8	128.0
Multi-currency revolver, due December 2015	$20.0	20.0	€—	—
Latapack-Ball Notes Payable (at various rates and terms)	$190.6	190.6	$170.6	170.6
Other (including discounts and premiums)	Various	31.8	Various	42.6
		3,073.9		2,764.5
Less: Current portion of long-term debt		(110.4)		(67.8)
		$2,963.5		$2,696.7

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

12.       Debt (continued)

On March 9, 2012, Ball issued $750 million of 5.00 percent senior notes due in March 2022. On the same date, the company tendered for the redemption of its 6.625 percent senior notes originally due in March 2018 in the amount of $450 million, at a redemption price per note of 102.583 percent of the outstanding principal amount plus accrued interest. The company redeemed $392.7 million during the first quarter of 2012, and the remaining $57.3 million was redeemed during the second quarter. The redemption of the bonds resulted in a charge of $15.1 million for the call premium and the write off of unamortized financing costs and premiums. The charge is included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion. An amendment to the company’s existing credit agreement was finalized in July 2012 to reflect the addition and deletion of various legal entities as borrowers, primarily as a result of the relocation of Ball’s European headquarters to Switzerland, and to ensure compliance with Swiss laws and regulations. The amendment also reflects modifications, including increasing various covenant baskets that are available to the company.

At July 1, 2012, taking into account outstanding letters of credit and facility borrowings, approximately $963 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until December 2015. In addition to the long-term, multi-currency committed credit facilities, the company had approximately $530 million of short-term uncommitted credit facilities available at the end of the quarter, of which $178.8 million was outstanding and due on demand.

The company has an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under this agreement can  vary between $150 million and $275 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. At July 1, 2012, and December 31, 2011, $210.0 million and $231.0 million of accounts receivable were sold under this agreement, respectively. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet.

The fair value of the long-term debt at July 1, 2012, and at December 31, 2011, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at July 1, 2012, and December 31, 2011, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

13.       Employee Benefit Obligations

	July 1,	December 31,
($ in millions)	2012	2011

Total defined benefit pension liability	$643.1	$731.6
Less current portion	(25.5)	(24.8)
Long-term defined benefit pension liability	617.6	706.8
Retiree medical and other postemployment benefits	171.5	169.2
Deferred compensation plans	227.7	228.0
Other	33.6	39.7
	$1,050.4	$1,143.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three months ended
	July 1, 2012			July 3, 2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$11.7	$1.9	$13.6	$10.8	$2.0	$12.8
Interest cost	14.1	7.1	21.2	14.4	8.0	22.4
Expected return on plan assets	(18.4)	(4.2)	(22.6)	(18.0)	(4.4)	(22.4)
Amortization of prior service cost	0.3	(0.1)	0.2	0.3	(0.1)	0.2
Recognized net actuarial loss	8.2	1.7	9.9	5.3	1.5	6.8
Curtailment loss	0.2	—	0.2	—	—	—
Subtotal	16.1	6.4	22.5	12.8	7.0	19.8
Multiemployer plans	0.7	—	0.7	0.4	—	0.4
Net periodic benefit cost	$16.8	$6.4	$23.2	$13.2	$7.0	$20.2

	Six months ended
	July 1, 2012			July 3, 2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$23.4	$3.9	$27.3	$21.6	$4.0	$25.6
Interest cost	28.2	14.4	42.6	28.8	15.6	44.4
Expected return on plan assets	(36.9)	(8.5)	(45.4)	(36.0)	(8.7)	(44.7)
Amortization of prior service cost	0.5	(0.2)	0.3	0.6	(0.2)	0.4
Recognized net actuarial loss	16.7	3.5	20.2	10.7	2.9	13.6
Curtailment loss	0.2	—	0.2	4.4	—	4.4
Subtotal	32.1	13.1	45.2	30.1	13.6	43.7
Multiemployer plans	1.4	—	1.4	0.8	—	0.8
Net periodic benefit cost	$33.5	$13.1	$46.6	$30.9	$13.6	$44.5

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $101.5 million in the first six months of 2012 ($8.9 million in 2011). The total contributions to these funded plans are expected to be approximately $110 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $11.0 million (€8.5 million) in the first six months of 2012 and are expected to be approximately $22 million (approximately €17 million) for the full year.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

14.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2011	$84.7	$(381.5)	$(38.4)	$(335.2)
Change	(29.4)	14.5	(3.0)	(17.9)
July 1, 2012	$55.3	$(367.0)	$(41.4)	$(353.1)

Share Repurchase Agreements

On February 1, 2012, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $200 million of its common shares using cash on hand and available borrowings. The company advanced the $200 million on February 3, 2012, and received 4,584,819 shares, which represented 90 percent of the total shares as calculated using the closing price on January 31, 2012. The agreement was settled in May 2012, and the company received an additional 334,039 shares, which represented a weighted average price of $40.66 for the contract period.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

15.       Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the six months ended July 1, 2012, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	10,943,025	$23.64	3,678,286	$7.51
Granted	1,476,100	37.70	1,476,100	9.44
Vested			(1,470,706)	6.99
Exercised	(1,243,259)	17.83
Canceled/forfeited	(84,450)	27.14	(84,450)	7.30
End of period	11,091,416	26.13	3,599,230	8.52

Vested and exercisable, end of period	7,492,186	23.03
Reserved for future grants	3,891,306

The options granted in January 2012 included 659,000 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at July 1, 2012, was 6.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $165.5 million. The weighted average remaining contractual term for options vested and exercisable at July 1, 2012, was 5.4 years and the aggregate intrinsic value was $135.0 million.

The company received $4.5 million from options exercised during the three months ended July 1, 2012, and the intrinsic value associated with these exercises was $5.3 million. During the six months ended July 1, 2012, the company received $17.9 million from options exercised, and the intrinsic value associated with exercises for that period was $24.1 million. The tax benefit associated with the company’s stock compensation programs was $6.5 million and $13.2 million for the second quarter and first six months of 2012, respectively, and was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in 2012 and 2011 have estimated weighted average fair values at the grant dates of $9.44 and $9.77 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

		January and
	January 2012	April 2011

Expected dividend yield	1.06%	0.78%
Expected stock price volatility	30.22%	30.04%
Risk-free interest rate	0.84%	1.97%
Expected life of options (in years)	5.26	5.00

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

Following is a summary of restricted stock activity for the three months ended July 1, 2012:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,818,234	$24.86
Granted	383,314	$39.10
Vested	(393,768)	$20.49
Canceled/forfeited	(22,342)	$30.06
End of period	1,785,438	$28.81

In January 2012 and 2011, the company’s board of directors granted 223,600 and 210,330 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary during the first six months of 2012 for either grant.

For the three and six months ended July 1, 2012, the company recognized expense of $6.8 million ($4.1 million after tax) and $13.6 million ($8.3 million after tax), respectively, for share-based compensation arrangements in selling, general and administrative expenses. For the three and six months ended July 3, 2011, the company recognized expense of $5.9 million ($3.6 million after tax) and $12.3 million ($7.5 million after tax) for such arrangements. At July 1, 2012, there was $55.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

16.  Earnings and Dividends Per Share

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions, except per share amounts; shares in thousands)	2012	2011	2012	2011

Net earnings attributable to Ball Corporation	$139.5	$143.1	$227.8	$234.4

Basic weighted average common shares	155,526	167,197	156,534	168,204
Effect of dilutive securities	3,455	3,487	3,409	3,337
Weighted average shares applicable to diluted earnings per share	158,981	170,684	159,943	171,541

Per basic share	$0.90	$0.86	$1.46	$1.39
Per diluted share	$0.88	$0.84	$1.42	$1.37

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

16.  Earnings and Dividends Per Share (continued)

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,449,000 and 2,714,110 in the three and six months ended July 1, 2012, respectively, and 1,331,310 in both the three and six months ended July 3, 2011.

The company declared and paid dividends of $0.10 per share in each of the first two quarters of 2012 and $0.07 per share in each of the first two quarters of 2011.

17.  Financial Instruments and Risk Management

The company employs established risk management policies and procedures, which seek to reduce the company’s exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $507 million at July 1, 2012. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next five years. Included in shareholders’ equity at July 1, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $36.5 million associated with these contracts. A net loss of $36.4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at July 1, 2012, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

At July 1, 2012, the company had outstanding interest rate swap contracts with notional amounts of approximately $300 million paying fixed rates expiring within the next three years. Included in shareholders’ equity at July 1, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $0.7 million associated with these contracts, of which $0.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, purchasing raw materials in U.S. dollars and other currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At July 1, 2012, the company had outstanding exchange forward contracts and option collar contracts with notional amounts totaling approximately $622 million. Approximately $4.2 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at July 1, 2012, of which $2.5 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at July 1, 2012, expire within the next three years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.7 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these market fluctuations.  Based on the notional value of the total return swaps, each $1 change in the company’s stock price has an inverse impact to the deferred compensation stock program of $1.5 million in pretax earnings. One of the swaps has a notional value of 500,000 shares and, after being renewed in July 2012, will be outstanding until September 2013. The other swap has a notional value of 1 million shares and will be outstanding until March 2013. As of July 1, 2012, the combined fair value of these swaps was a $1.7 million loss. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of July 1, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $61.4 million and no collateral was required to be posted. As of December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $71.7 million and no collateral was required to be posted.

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

Fair Value of Derivative Instruments as of July 1, 2012

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$2.9	$2.0	$4.9
Foreign currency contracts	0.4	15.5	15.9
Total current derivative contracts	$3.3	$17.5	$20.8

Noncurrent commodity contracts	$3.2	$—	$3.2

Liabilities:
Commodity contracts	$43.4	$2.8	$46.2
Foreign currency contracts	2.9	5.9	8.8
Other derivative contracts	0.2	1.7	1.9
Total current derivative contracts	$46.5	$10.4	$56.9

Noncurrent commodity contracts	$7.9	$—	$7.9
Interest rate contracts	1.0	—	1.0
Foreign currency contracts	2.1	—	2.1
Total noncurrent derivative contracts	$11.0	$—	$11.0

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

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of July 1, 2012, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $14.2 million at July 1, 2012, and $10.6 million at December 31, 2011, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three months ended
	July 1, 2012		July 3, 2011
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(7.0)	$—	$19.8	$0.6
Interest rate contracts (b)	—	—	0.7	—
Inflation option contracts (c)	—	—	—	—
Foreign currency contracts (d)	(1.0)	(8.1)	0.1	(3.0)
Equity contracts (e)	—	(1.7)	—	3.3
Total	$(8.0)	$(9.8)	$20.6	$0.9

	Six months ended
	July 1, 2012		July 3, 2011
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(17.0)	$2.1	$34.0	$0.5
Interest rate contracts (b)	—	—	1.3	—
Inflation option contracts (c)	—	(0.1)	—	—
Foreign currency contracts (d)	(1.2)	(11.4)	(0.3)	(4.6)
Equity contracts (e)	—	0.9	—	4.2
Total	$(18.2)	$(8.5)	$35.0	$0.1

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Amounts reclassified into earnings:
Commodity contracts	$7.0	$(19.8)	$17.0	$(34.0)
Interest rate and currency exchange contracts	1.0	(0.8)	1.2	(1.0)
Change in fair value of cash flow hedges:
Commodity contracts	(35.3)	(36.8)	(17.5)	(21.5)
Interest rate and currency exchange contracts	(3.0)	4.9	(3.2)	8.7
Foreign currency and tax impacts	10.1	18.9	(0.5)	20.9
	$(20.2)	$(33.6)	$(3.0)	$(26.9)

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

As previously reported in 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s (Ball Plastic) former Baldwinsville, New York, plant and claims damages in the range of $5 million. Discovery was completed and both parties filed motions for summary judgment. On April 25, 2012, the District Court granted Hess’ motion, finding that because Ball Plastic closed its plastics plant and did not give Hess timely notice, Ball Plastic breached the agreement. The Court stated that damages could be resolved at trial; however, it strongly encouraged the parties to negotiate a settlement agreement regarding damages, and the parties will be meeting to seek to do so during the third quarter. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

20.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed, consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of July 1, 2012, and December 31, 2011, and for the three and six months ended July 1, 2012. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

During the first quarter of 2012, Ball revised the presentation of the unaudited condensed consolidating statement of earnings for the period ended July 3, 2011, and the unaudited condensed consolidating balance sheet at December 31, 2011. The revised presentation included a change in the equity earnings elimination and the attribution of equity earnings for Ball Corporation, the guarantor and the non-guarantor subsidiaries. The revision in the Ball Corporation, guarantor and non-guarantor subsidiaries within the unaudited condensed consolidating statement of earnings and balance sheet was assessed and deemed to be immaterial for all previously issued financial statement periods. As a result, the company has revised the previously issued condensed consolidating financial statements included in this filing. The company is also in the process of finalizing the calculations for the other prior periods and will disclose the effects for the corresponding comparable prior periods. These revisions had no impact on any consolidated total of the unaudited condensed consolidating financial statements.

The revisions for the unaudited condensed consolidating statement of earnings for the three and six months ended July 3, 2011, included increases in equity in results of subsidiaries in the guarantor subsidiaries of $80.8 million and $143.4 million, respectively, and corresponding increases in the eliminations adjustment. This revision also resulted in an increase of the same magnitude in the net earnings attributable to Ball Corporation for the guarantor subsidiaries and a corresponding increase in the eliminations adjustment. The revisions for the unaudited condensed consolidating balance sheet at December 31, 2011, included a decrease in investment in subsidiaries of $117.7 million for Ball Corporation and an increase of $1,399.9 million for the guarantor subsidiaries, respectively, with a corresponding net increase in the eliminations adjustment. Additionally, the unaudited condensed consolidating balance sheet includes an increase in Ball Corporation shareholders’ equity of $1,400.6 million in the guarantor subsidiaries and a decrease in Ball Corporation shareholders’ equity of $118.3 million and $1,282.3 million in the non-guarantor subsidiaries and eliminations adjustments, respectively.

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

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended July 1, 2012
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$1,418.6	$883.0	$(5.3)	$2,296.3

Costs and expenses
Cost of sales (excluding depreciation)	(0.1)	(1,184.4)	(711.6)	5.3	(1,890.8)
Depreciation and amortization	(1.5)	(28.5)	(36.5)	—	(66.5)
Selling, general and administrative	(15.3)	(49.5)	(33.8)	—	(98.6)
Business consolidation and other activities	(2.2)	0.2	(0.8)	—	(2.8)
Equity in results of subsidiaries	152.5	67.6	—	(220.1)	—
Intercompany license fees	40.4	(34.3)	(6.1)	—	—
	173.8	(1,228.9)	(788.8)	(214.8)	(2,058.7)

Earnings (loss) before interest and taxes	173.8	189.7	94.2	(220.1)	237.6
Interest expense	(41.7)	0.3	(3.3)	—	(44.7)
Earnings (loss) before taxes	132.1	190.0	90.9	(220.1)	192.9
Tax provision	7.4	(37.9)	(19.5)	—	(50.0)
Equity in results of affiliates	—	0.8	(0.8)	—	—
Net earnings (loss) from continuing operations	139.5	152.9	70.6	(220.1)	142.9
Discontinued operations, net of tax	—	(0.4)	—	—	(0.4)
Net earnings (loss)	139.5	152.5	70.6	(220.1)	142.5
Less net earnings attributable to noncontrolling interests	—	—	(3.0)	—	(3.0)
Net earnings (loss) attributable to Ball Corporation	$139.5	$152.5	$67.6	$(220.1)	$139.5

Comprehensive earnings attributable to Ball Corporation	$58.4	$69.7	$(14.6)	$(55.1)	$58.4

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Six Months Ended July 1, 2012
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$2,701.4	$1,644.9	$(7.3)	$4,339.0

Costs and expenses
Cost of sales (excluding depreciation)	(0.1)	(2,272.6)	(1,313.1)	7.3	(3,578.5)
Depreciation and amortization	(2.8)	(58.7)	(74.0)	—	(135.5)
Selling, general and administrative	(37.4)	(97.6)	(63.2)	—	(198.2)
Business consolidation and other activities	(3.1)	(1.5)	(2.6)	—	(7.2)
Equity in results of subsidiaries	257.1	123.6	—	(380.7)	—
Intercompany license fees	82.4	(70.5)	(11.9)	—	—
	296.1	(2,377.3)	(1,464.8)	(373.4)	(3,919.4)

Earnings (loss) before interest and taxes	296.1	324.1	180.1	(380.7)	419.6
Interest expense	(98.2)	0.6	(7.5)	—	(105.1)
Earnings (loss) before taxes	197.9	324.7	172.6	(380.7)	314.5
Tax provision	29.9	(70.0)	(37.9)	—	(78.0)
Equity in results of affiliates	—	1.0	(1.2)	—	(0.2)
Net earnings (loss) from continuing operations	227.8	255.7	133.5	(380.7)	236.3
Discontinued operations, net of tax	—	(0.7)	—	—	(0.7)
Net earnings (loss)	227.8	255.0	133.5	(380.7)	235.6
Less net earnings attributable to noncontrolling interests	—	—	(7.8)	—	(7.8)
Net earnings (loss) attributable to Ball Corporation	$227.8	$255.0	$125.7	$(380.7)	$227.8

Comprehensive earnings attributable to Ball Corporation	$209.9	$232.8	$88.1	$(320.9)	$209.9

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended July 3, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$1,400.5	$917.1	$(7.9)	$2,309.7

Costs and expenses
Cost of sales (excluding depreciation)	(0.8)	(1,195.8)	(696.8)	7.9	(1,885.5)
Depreciation and amortization	(0.7)	(36.7)	(36.7)	—	(74.1)
Selling, general and administrative	(18.4)	(45.8)	(28.9)	—	(93.1)
Business consolidation activities	(0.3)	(2.6)	—	—	(2.9)
Equity in results of subsidiaries	172.9	80.8	—	(253.7)	—
Intercompany license fees	36.7	(32.9)	(3.8)	—	—
	189.4	(1,233.0)	(766.2)	(245.8)	(2,055.6)

Earnings (loss) before interest and taxes	189.4	167.5	150.9	(253.7)	254.1
Interest expense	(38.5)	0.8	(7.5)	—	(45.2)
Earnings (loss) before taxes	150.9	168.3	143.4	(253.7)	208.9
Tax provision	(7.8)	(30.7)	(26.1)	—	(64.6)
Equity in results of affiliates	—	0.9	0.2	—	1.1
Net earnings (loss) from continuing operations	143.1	138.5	117.5	(253.7)	145.4
Discontinued operations, net of tax	—	(0.3)	—	—	(0.3)
Net earnings (loss)	143.1	138.2	117.5	(253.7)	145.1
Less net earnings attributable to noncontrolling interests	—	—	(2.0)	—	(2.0)
Net earnings (loss) attributable to Ball Corporation	$143.1	$138.2	$115.5	$(253.7)	$143.1

Comprehensive earnings attributable to Ball Corporation	$146.5	$139.1	$120.9	$(260.0)	$146.5

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Six Months Ended July 3, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$2,685.5	$1,643.3	$(7.9)	$4,320.9

Costs and expenses
Cost of sales (excluding depreciation)	(0.8)	(2,266.6)	(1,256.7)	7.9	(3,516.2)
Depreciation and amortization	(1.5)	(73.9)	(72.3)	—	(147.7)
Selling, general and administrative	(38.8)	(93.9)	(59.8)	—	(192.5)
Business consolidation activities	(0.3)	(13.5)	(2.6)	—	(16.4)
Equity in results of subsidiaries	280.9	143.4	—	(424.3)	—
Intercompany license fees	71.1	(64.5)	(6.6)	—	—
	310.6	(2,369.0)	(1,398.0)	(416.4)	(3,872.8)

Earnings (loss) before interest and taxes	310.6	316.5	245.3	(424.3)	448.1
Interest expense	(78.5)	1.8	(15.0)	—	(91.7)
Earnings (loss) before taxes	232.1	318.3	230.3	(424.3)	356.4
Tax provision	2.3	(71.1)	(43.8)	—	(112.6)
Equity in results of affiliates	—	0.3	0.8	—	1.1
Net earnings (loss) from continuing operations	234.4	247.5	187.3	(424.3)	244.9
Discontinued operations, net of tax	—	(1.6)	—	—	(1.6)
Net earnings (loss)	234.4	245.9	187.3	(424.3)	243.3
Less net earnings attributable to noncontrolling interests	—	—	(8.9)	—	(8.9)
Net earnings (loss) attributable to Ball Corporation	$234.4	$245.9	$178.4	$(424.3)	$234.4

Comprehensive earnings attributable to Ball Corporation	$310.5	$320.4	$255.8	$(576.2)	$310.5

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	July 1, 2012
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS
Current assets
Cash and cash equivalents	$1.2	$0.2	$122.1	$—	$123.5
Receivables, net	0.4	138.0	1,004.7	—	1,143.1
Intercompany receivables	129.1	6.0	0.3	(135.4)	—
Inventories, net	(0.2)	643.0	392.8	—	1,035.6
Deferred taxes and other current assets	36.4	97.3	75.8	—	209.5
Total current assets	166.9	884.5	1,595.7	(135.4)	2,511.7
Property, plant and equipment	13.3	863.5	1,326.9	—	2,203.7
Investment in subsidiaries	3,732.5	1,844.9	78.7	(5,656.1)	—
Goodwill	—	927.0	1,295.3	—	2,222.3
Intangibles and other assets, net	202.7	108.2	190.9	—	501.8
Total Assets	$4,115.4	$4,628.1	$4,487.5	$(5,791.5)	$7,439.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of
long-term debt	$55.2	$0.2	$443.8	$—	$499.2
Accounts payable	5.2	425.7	421.6	—	852.5
Intercompany payables	—	1.3	134.1	(135.4)	—
Accrued employee costs	16.5	132.0	68.0	—	216.5
Other current liabilities	40.0	155.7	124.6	—	320.3
Total current liabilities	116.9	714.9	1,192.1	(135.4)	1,888.5
Long-term debt	2,627.0	—	336.5	—	2,963.5
Employee benefit obligations	286.4	424.6	339.4	—	1,050.4
Deferred taxes and other liabilities	(90.1)	(321.6)	607.4	—	195.7
Total liabilities	2,940.2	817.9	2,475.4	(135.4)	6,098.1

Common stock	993.7	847.1	625.9	(1,473.0)	993.7
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,424.7	3,248.3	1,251.4	(4,499.7)	3,424.7
Accumulated other comprehensive earnings (loss)	(353.1)	(285.2)	(36.2)	321.4	(353.1)
Treasury stock, at cost	(2,890.1)	—	—	—	(2,890.1)
Total Ball Corporation shareholders’ equity	1,175.2	3,810.2	1,845.9	(5,656.1)	1,175.2
Noncontrolling interests	—	—	166.2	—	166.2
Total shareholders’ equity	1,175.2	3,810.2	2,012.1	(5,656.1)	1,341.4
Total Liabilities and Shareholders’ Equity	$4,115.4	$4,628.1	$4,487.5	$(5,791.5)	$7,439.5

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS
Current assets
Cash and cash equivalents	$24.0	$0.5	$141.3	$—	$165.8
Receivables, net	0.3	147.1	763.0	—	910.4
Intercompany receivables	220.0	3.1	0.4	(223.5)	—
Inventories, net	(0.2)	671.7	401.0	—	1,072.5
Deferred taxes and other current assets	23.1	96.5	53.6	—	173.2
Total current assets	267.2	918.9	1,359.3	(223.5)	2,321.9
Property, plant and equipment, net	16.3	874.5	1,329.4	—	2,220.2
Investment in subsidiaries	3,495.2	1,753.8	78.7	(5,327.7)	—
Goodwill	—	927.0	1,320.1	—	2,247.1
Intangibles and other assets, net	194.8	117.2	183.4	—	495.4
Total Assets	$3,973.5	$4,591.4	$4,270.9	$(5,551.2)	$7,284.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$32.7	$—	$414.7	$—	$447.4
Accounts payable	11.4	442.0	393.9	—	847.3
Intercompany payables	—	0.4	223.6	(224.0)	—
Accrued employee costs	18.3	158.0	72.0	—	248.3
Other current liabilities	55.5	111.8	145.8	—	313.1
Total current liabilities	117.9	712.2	1,250.0	(224.0)	1,856.1
Long-term debt	2,320.6	0.2	375.9	—	2,696.7
Employee benefit obligations	301.6	500.1	342.0	—	1,143.7
Deferred taxes and other liabilities	14.3	(198.4)	393.7	0.5	210.1
Total liabilities	2,754.4	1,014.1	2,361.6	(223.5)	5,906.6

Common stock	941.7	847.2	618.9	(1,466.1)	941.7
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,228.3	2,993.1	1,125.3	(4,118.4)	3,228.3
Accumulated other comprehensive earnings (loss)	(335.2)	(263.0)	1.4	261.6	(335.2)
Treasury stock, at cost	(2,615.7)	—	—	—	(2,615.7)
Total Ball Corporation shareholders’ equity	1,219.1	3,577.3	1,750.4	(5,327.7)	1,219.1
Noncontrolling interests	—	—	158.9	—	158.9
Total shareholders’ equity	1,219.1	3,577.3	1,909.3	(5,327.7)	1,378.0
Total Liabilities and Shareholders’ Equity	$3,973.5	$4,591.4	$4,270.9	$(5,551.2)	$7,284.6

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating
	Statement of Cash Flows
	For the Six Months Ended July 1, 2012
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(61.8)	$43.7	$93.2	$75.1
Cash provided by (used in) discontinued operating activities	—	(0.4)	—	(0.4)
Total cash provided by (used in) operating activities	(61.8)	43.3	93.2	74.7

Cash flows from investing activities
Capital expenditures	(0.2)	(47.0)	(91.3)	(138.5)
Other, net	(5.9)	2.9	(13.2)	(16.2)
Total cash provided by (used in) investing activities	(6.1)	(44.1)	(104.5)	(154.7)

Cash flows from financing activities
Long-term borrowings	1,237.5	0.1	32.2	1,269.8
Repayments of long-term borrowings	(930.1)	(0.1)	(29.2)	(959.4)
Net change in short-term borrowings	20.0	—	(6.3)	13.7
Proceeds from issuances of common stock	29.7	—	—	29.7
Acquisitions of treasury stock	(278.4)	—	—	(278.4)
Common dividends	(31.2)	—	—	(31.2)
Other, net	(2.9)	—	(6.8)	(9.7)
Cash provided by (used in) financing activities	44.6	—	(10.1)	34.5

Effect of exchange rate changes on cash	0.5	0.5	2.2	3.2

Change in cash and cash equivalents	(22.8)	(0.3)	(19.2)	(42.3)
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$1.2	$0.2	$122.1	$123.5

Ball Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating
	Statement of Cash Flows
	For the Six Months Ended July 3, 2011
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(100.2)	$356.0	$(92.7)	$163.1
Cash provided by (used in) discontinued operating activities	—	(1.6)	(0.3)	(1.9)
Total cash provided by (used in) operating activities	(100.2)	354.4	(93.0)	161.2

Cash flows from investing activities
Capital expenditures	(5.9)	(77.9)	(129.7)	(213.5)
Business acquisition	—	—	(295.2)	(295.2)
Investments in and advances to affiliates	346.2	(284.7)	(61.5)	—
Other, net	—	8.5	(9.1)	(0.6)
Total cash provided by (used in) investing activities	340.3	(354.1)	(495.5)	(509.3)

Cash flows from financing activities
Long-term borrowings	128.5	—	409.0	537.5
Repayments of long-term borrowings	(128.5)	(0.2)	(13.0)	(141.7)
Net change in short-term borrowings	20.4	—	184.1	204.5
Proceeds from issuances of common stock	22.8	—	—	22.8
Acquisitions of treasury stock	(263.9)	—	—	(263.9)
Common dividends	(23.3)	—	—	(23.3)
Other, net	3.8	—	—	3.8
Cash provided by (used in) financing activities	(240.2)	(0.2)	580.1	339.7

Effect of exchange rate changes on cash	—	—	1.2	1.2

Change in cash and cash equivalents	(0.1)	0.1	(7.2)	(7.2)
Cash and cash equivalents — beginning of period	0.2	1.7	150.1	152.0
Cash and cash equivalents — end of period	$0.1	$1.8	$142.9	$144.8

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

BUSINESS OVERVIEW

Business Overview

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. We also provide aerospace and other technologies and services to governmental and commercial customers.

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other inputs into our direct costs. We mitigate our exposure to the changes in the costs of metal through the inclusion of provisions in a majority of our packaging sales contracts to pass through metal price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and earnings with a greatly reduced impact, if any, on margin dollars. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

The North American metal beverage container manufacturing industry is relatively mature, and industry volumes for certain types of containers have declined over the past several years. Late in the second quarter of 2012, we were notified of a reduction in standard 12-ounce can requirements for a Beverage, Americas, customer, starting in January 2013. Some of this reduction in volume will be offset with growing demand for specialty container volumes from new and existing customers. We will continue to realign our manufacturing footprint to meet market demand, which will include both permanent and temporary capacity realignment. The metal beverage container industries in other parts of the world are growing and are expected to continue to grow in the medium to long term. We have been able to capitalize on this growth by adding a facility, as well as additional capacity, in our Latapack-Ball, consolidated Brazilian joint venture and by increasing capacity in some of our European metal beverage container manufacturing facilities by speeding up certain lines and by expansion. We have also added capacity in Asia, as described below.

In 2011, we expanded our lightweight Alumi-Tek® bottle production to our Golden, Colorado, U.S., facility, and we commenced specialty can production in our Fort Worth, Texas, U.S., facility. We also announced that Latapack-Ball would construct a new metal beverage container manufacturing facility in Alagoinhas, Bahia, which is in northeast Brazil, one of the fastest growing regions of the country. The new facility began production in the first quarter of 2012 with output from the first line contracted for sale under a long-term agreement. Additionally, in March 2011 we entered into a joint venture agreement with Thai Beverage Can Limited to construct a beverage container manufacturing facility in Vietnam that began production in the first quarter of 2012. We constructed a new expanded beverage container facility in Qingdao, PRC, and began production in the second quarter of 2012.

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

We recognize sales under long-term contracts in the aerospace and technologies segment using percentage of completion under the cost-to-cost method of accounting. The contract mix in the first six months of 2012 consisted of approximately 62 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 30 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The contracted backlog at July 1, 2012, of approximately $780 million consisted of approximately 54 percent fixed price contracts.

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

Management Performance Measures

Management uses various measures to evaluate company performance such as return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) and EVA® dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities and free cash flow (generally defined by the company as cash flow from operating activities less additions to property, plant and equipment). These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions. Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace and technologies segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Net sales	$2,296.3	$2,309.7	$4,339.0	$4,320.9
Net earnings attributable to Ball Corporation	139.5	143.1	227.8	234.4
Net earnings attributable to Ball Corporation as a % of consolidated net sales	6.1%	6.2%	5.3%	5.4%

Sales in the second quarter and first six months of 2012 were flat compared to the same periods of 2011 with higher beverage container sales volumes in Brazil, the PRC and Europe being offset by lower sales volumes in North America beverage and food and household containers and unfavorable currency translation exchange rates in Europe. Earnings in the packaging segments were favorably impacted by improved pricing and product sales mix, while negatively impacted by price/cost compression in some markets and new plant start up costs. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation included discontinued operations related to the sale of the plastics business in August 2010, business consolidation costs, debt refinancing costs, equity earnings and a lower tax rate in 2012. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,890.8 million and $3,578.5 million in the second quarter and first six months of 2012, respectively, compared to $1,885.5 million and $3,516.2 million for the same periods of 2011, respectively. These amounts represented 82.3 percent and 82.5 percent of consolidated net sales for the second quarter and first six months of 2012, respectively, compared to 81.6 percent and 81.4 for the same periods of 2011, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $66.5 million and $135.5 million in the second quarter and first six months of 2012, respectively, compared to $74.1 million and $147.7 million for the same periods of 2011, respectively. These amounts represented 2.9 percent and 3.1 percent of consolidated net sales for the second quarter and first six months of 2012, respectively, compared to 3.2 percent and 3.4 percent for the same periods of 2011, respectively. The lower depreciation and expense in 2012 compared to 2011 was primarily due to the revision of estimated useful lives of certain equipment and tooling. Further details of the revised estimates are available in Note 1 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $98.6 million and $198.2 million in the second quarter and first six months of 2012, respectively, which are comparable to $93.1 million and $192.5 million for the same periods in 2011, respectively. These amounts represented 4.3 percent and 4.6 percent of consolidated net sales for the second quarter and first six months of 2012, respectively, compared to 4.0 percent and 4.5 percent for the same periods of 2011, respectively. There were no individually significant items affecting comparability between the periods.

Interest and Taxes

Consolidated interest expense was $44.7 million and $105.1 million in the second quarter and first six months of 2012, respectively, compared to $45.2 million and $91.7 million for the same periods in 2011, respectively. Interest expense in the first quarter of 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 6.625 percent senior notes due March 2018. Interest expense in 2012 compared to 2011, excluding debt refinancing costs, was slightly less due to lower interest rates, partially offset by higher levels of debt, including the issuance of $750 million of senior notes in March 2012. Interest expense as a percentage of average monthly borrowings was 5.4 percent in both the second quarter and first six months of 2012 compared to 5.3 percent and 5.5 percent for the same periods in 2011, respectively.

The effective income tax rate for earnings from continuing operations was 24.8 percent for the first six months of 2012 compared to 31.6 percent for the first six months of 2011. The lower rate in 2012 was primarily the net result of the release of various income tax reserves reviewed by, and settled with, various taxing jurisdictions and a lower income tax rate on foreign earnings. The full-year 2012 effective income tax rate on continuing operations is expected to be approximately 29 percent.

Equity in Results of Affiliates

In October 2011, we acquired our partners’ 60 percent equity interests in QMCP, and our joint venture in Vietnam began production of metal beverage containers in the first quarter of 2012.

RESULTS OF BUSINESS SEGMENTS

Metal Beverage Packaging, Americas and Asia

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Net sales	$1,207.6	$1,164.1	$2,257.3	$2,196.4

Segment earnings	$136.8	$126.1	$242.3	$241.7
Business consolidation and other activities (a)	0.3	(2.5)	(1.4)	(13.4)
Total segment earnings	$137.1	$123.6	$240.9	$228.3

Segment earnings before business consiolidation costs as a % of segment net sales	11.3%	10.8%	10.7%	11.0%

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

Segment sales in the second quarter and first six months of 2012 were $43.5 million and $60.9 million higher compared to the same periods in 2011, respectively. The increase in the second quarter was primarily attributable to favorable product sales mix of $26 million, higher sales volumes in the PRC and Brazil of $17 million and the acquisition of QMCP, partially offset by lower volumes in North America of $10 million. The higher sales in the first six months were primarily due to favorable product sales mix of $45 million and the acquisition of QMCP of $14 million.

Segment earnings in the second quarter and first six months of 2012 were $10.7 million higher and flat compared to the same periods of 2011, respectively. The increase in second quarter earnings was primarily due to $14 million of favorable pricing and product sales mix. Earnings in the first six months of 2012 were flat compared to 2011 due to favorable pricing and product sales mix of $12 million, offset by unfavorable manufacturing performance.

Metal Beverage Packaging, Europe

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Net sales	$556.2	$607.9	$1,019.2	$1,050.9

Segment earnings	$65.7	$84.7	$119.4	$137.8
Business consolidation and other activities (a)	(0.9)	(0.3)	(2.7)	(2.9)
Total segment earnings	$64.8	$84.4	$116.7	$134.9

Segment earnings before business consiolidation costs as a % of segment net sales	11.8%	13.9%	11.7%	13.1%

(a)  Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture of metal beverage containers, extruded aluminum aerosol containers and aluminum slugs. Ball has manufacturing facilities located in Germany, the United Kingdom, France, the Netherlands, Poland, Serbia and the Czech Republic. In January 2011, we acquired Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol cans and bottles; further details are available in Note 4 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Segment sales in the second quarter and first six months of 2012 decreased $51.7 million and $31.7 million compared to the same periods in 2011, respectively. The decrease in the second quarter was primarily due to unfavorable currency exchange effects of $67 million, partially offset by higher sales volumes of $13 million. The decrease in the first six months was due to unfavorable currency exchange effects of $85 million, partially offset by higher sales volumes of $35 million.

Segment earnings in the second quarter and first six months of 2012 decreased $19.0 million and $18.4 million compared to the same periods in 2011, respectively. The decrease in the second quarter was due to unfavorable euro translation effects of $10 million and price/cost compression, partially offset by higher sales volumes. The decrease in the first six months was due to price/cost compression of $23 million and unfavorable currency exchange effects, partially offset by higher sales volumes of $17 million.

Metal Food and Household Products Packaging, Americas

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Net sales	$327.6	$345.7	$658.0	$690.4
Segment earnings	31.9	41.3	59.9	81.1
Segment earnings as a % of segment net sales	9.7%	11.9%	9.1%	11.7%

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers and aluminum slugs.

Segment sales in the second quarter and first six months of 2012 were $18.1 million and $32.4 million lower compared to the same periods of 2011, respectively. Lower sales in the second quarter were primarily due to lower volumes of $27 million from lower preseason sales and customer inventory reductions, partially offset by favorable pricing and mix. Lower sales in the first six months were from lower volumes of $47 million, partially offset by favorable cost recovery and mix of $15 million.

Segment earnings in the second quarter and first six months of 2012 were $9.4 million and $21.2 million lower compared to the same periods of 2011, respectively. Lower earnings in the second quarter were primarily due to lower 2012 sales volumes and nonrecurring inventory holding gains in 2011, partially offset by improved manufacturing performance. Lower earnings in the first six months were primarily due to nonrecurring inventory holding gains in 2011 of $16 million and lower 2012 sales volumes of $11 million, partially offset by improved manufacturing performance.

Aerospace and Technologies

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Net sales	$210.3	$199.9	$411.9	$391.1
Segment earnings	20.2	21.7	39.9	40.4
Segment earnings as a % of segment net sales	9.6%	10.9%	9.7%	10.3%

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used in the defense, civil space and commercial space industries.

Segment sales in the second quarter and first six months of 2012 increased $10.4 million and $20.8 million compared to the same periods in 2011, respectively, primarily due to higher sales from U.S. national defense contracts, partially offset by lower sales from civil space programs. Segment earnings decreased slightly as a result of lower contributions from 2012 contract fee adjustments.

Contracted backlog in the aerospace and technologies segment was approximately $780 million at July 1, 2012, compared to approximately $897 million at December 31, 2011. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

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

	Six months ended
	July 1,	July 3,
($ in millions)	2012	2011

Cash flows provided by (used in) operating activities (including discontinued operations)	$74.7	$161.2
Cash flows provided by (used in) investing activities	(154.7)	(509.3)
Cash flows provided by (used in) financing activities	34.5	339.7

Cash flows from operations in the first six months of 2012 were lower than in the first six months of 2011 due to approximately $95 million higher U.S. pension funding, partially offset by net favorable working capital changes. The favorable working capital changes in the first six months of 2012 compared to the changes in the first six months of 2011 were primarily related to lower days sales outstanding and more effective inventory management, partially offset by lower days payable outstanding. Days sales outstanding (annualized) decreased from 48 days to 45 days, inventory days on hand (annualized) decreased from 61 days to 52 days and days payable outstanding (annualized) decreased from 45 days to 43 days.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $110 million in 2012. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $22 million for the full year.

We expect 2012 capital expenditures for property, plant and equipment to be approximately $350 million, and approximately $133 million was contractually committed as of July 1, 2012. Capital expenditures are generally funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $248.7 million in the first six months of 2012 compared to $241.1 million in the first six months of 2011. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 14 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until December 2015, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $3.5 billion at July 1, 2012, was higher than the amount outstanding at December 31, 2011, of $3.1 billion.

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

At July 1, 2012, $963 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to the long-term committed credit facilities, the company had approximately $530 million of short-term uncommitted credit facilities available at July 1, 2012, of which $178.8 million was outstanding and due on demand.

The company has an accounts receivable securitization agreement for a term of three years. The maximum the company can borrow under the new agreement can vary between $150 million and $275 million depending on the seasonal accounts receivable balances of the company’s North American packaging businesses. The amount of accounts receivable sold under the securitization program was $210.0 million and $231.0 million at July 1, 2012, and December 31, 2011, respectively.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at July 1, 2012, and December 31, 2011, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Management internally uses EVA® and EVA® dollars; comparable earnings before interest and taxes (comparable EBIT); comparable earnings before interest, taxes, depreciation and amortization (comparable EBITDA); and comparable earnings to evaluate the company’s operating performance. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. EBIT, EBITDA and net earnings are typically derived directly from the company’s statements of earnings; however, they may be adjusted for items that affect comparability between periods.

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions)	2012	2011	2012	2011

Earnings before taxes, as reported	$192.9	$208.9	$314.5	$356.4
Interest expense	44.7	45.2	105.1	91.7
Earnings before interest and taxes (EBIT)	237.6	254.1	419.6	448.1
Business consolidation and other activities	2.8	2.9	7.2	16.4
Comparable EBIT	$240.4	$257.0	$426.8	$464.5

Our calculation of comparable net earnings is summarized below:

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
($ in millions, except per share amounts)	2012	2011	2012	2011

Net earnings attributable to Ball Corporation, as reported	$139.5	$143.1	$227.8	$234.4
Discontinued operations, net of tax	0.4	0.3	0.7	1.6
Business consolidation and other activities, net of tax	1.8	1.7	4.8	10.1
Debt refinancing costs, net of tax	—	—	9.2	—
Comparable Earnings	$141.7	$145.1	$242.5	$246.1

Per diluted share, as reported	$0.88	$0.84	$1.42	$1.37
Per diluted share, as adjusted	$0.89	$0.85	$1.52	$1.43

Our calculations of comparable EBITDA, the comparable EBIT to interest ratio and the net debt to comparable EBITDA ratio for the 12 months ended July 1, 2012, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$460.0
Add interest expense	190.5
Add tax provision	166.7
Less equity in results of affiliates	(8.8)
Earnings before interest and taxes (EBIT)	808.4
Add business consolidation and other activities	21.1
Comparable EBIT	829.5
Add depreciation and amortization	288.9
Comparable EBITDA	$1,118.4

Interest expense, excluding debt refinancing costs of $15.1 million	$(175.4)

Total debt at July 1, 2012	$3,462.7
Less cash	(123.5)
Net debt	$3,339.2

Comparable EBIT/Interest	4.7x
Net debt/Comparable EBITDA	3.0x

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

Item 4.           CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. During the first quarter of 2012, the company implemented a new financial consolidation system, which included modifications to certain processes and related controls for the company’s financial reporting, and this new consolidation system has undergone extensive review and testing. The implementation was not undertaken in response to any identified deficiency or weakness of internal controls over financial reporting. There were no other material changes to internal controls during the company’s first six months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As permitted by SEC guidance, management has excluded the operations of Qingdao M.C. Packaging Ltd (acquired by the company in October 2011) from its assessment of internal control over financial reporting in 2011. (Additional details regarding acquisitions are available in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.) The controls for the 2011 acquisitions will be evaluated for inclusion in management’s assessment of internal control over financial reporting by the end of 2012.

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

PART II.                                                OTHER INFORMATION

Item 1.                       Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended July 1, 2012, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.              Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                       Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended July 1, 2012.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 2 to April 29, 2012	—	$—	—	24,882,050
April 30 to May 27, 2012	860,000	40.08	860,000	24,022,050
May 28 to July 1, 2012	1,319,039	40.63	1,319,039	22,703,011
Total	2,179,039	40.42	2,179,039

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

Item 3.           Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended July 1, 2012.

Item 4.           (Reserved)

Item 5.           Other Information

There were no events required to be reported under Item 5 for the quarter ended July 1, 2012.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 3, 2012

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

July 1, 2012

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101