Form 10-Q
period 2012-09-30
BALL CORP
filed 2012-11-09
CIK 9389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2012
Common Stock, without par value	153,851,925 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2012

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions, except per share amounts)	2012	2011	2012	2011

Net sales	$2,282.5	$2,258.3	$6,621.5	$6,579.2

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,866.1)	(1,862.2)	(5,444.6)	(5,378.4)
Depreciation and amortization	(74.7)	(74.5)	(210.2)	(222.2)
Selling, general and administrative	(86.3)	(89.7)	(284.5)	(282.2)
Business consolidation and other activities	(36.8)	(3.3)	(44.0)	(19.7)
	(2,063.9)	(2,029.7)	(5,983.3)	(5,902.5)

Earnings before interest and taxes	218.6	228.6	638.2	676.7

Interest expense	(44.2)	(43.0)	(134.2)	(134.7)
Debt refinancing costs	—	—	(15.1)	—
Total interest expense	(44.2)	(43.0)	(149.3)	(134.7)

Earnings before taxes	174.4	185.6	488.9	542.0
Tax provision	(51.7)	(47.6)	(129.7)	(160.2)
Equity in results of affiliates, net of tax	(0.8)	0.8	(1.0)	1.9
Net earnings from continuing operations	121.9	138.8	358.2	383.7
Discontinued operations, net of tax	(2.2)	(1.3)	(2.9)	(2.9)

Net earnings	119.7	137.5	355.3	380.8
Less net earnings attributable to noncontrolling interests	(4.6)	(5.4)	(12.4)	(14.3)

Net earnings attributable to Ball Corporation	$115.1	$132.1	$342.9	$366.5

Amounts attributable to Ball Corporation:
Continuing operations	$117.3	$133.4	$345.8	$369.4
Discontinued operations	(2.2)	(1.3)	(2.9)	(2.9)
Net earnings	$115.1	$132.1	$342.9	$366.5

Earnings per share:
Basic - continuing operations	$0.76	$0.82	$2.22	$2.22
Basic - discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Total basic earnings per share	$0.75	$0.81	$2.20	$2.20

Diluted - continuing operations	$0.74	$0.80	$2.18	$2.17
Diluted - discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Total diluted earnings per share	$0.73	$0.79	$2.16	$2.15

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Net earnings	$119.7	$137.5	$355.3	$380.8

Other comprehensive earnings:
Foreign currency translation adjustment	27.5	(107.3)	(2.0)	(3.6)
Pension and other postretirement benefits (a)	5.7	4.2	20.2	13.7
Effective financial derivatives (b)	28.6	(55.8)	26.0	(82.7)
Mark-to-market adjustments on available for sale securities (c)	—	—	—	(10.2)
Total comprehensive earnings (loss)	181.5	(21.4)	399.5	298.0
Less comprehensive earnings (loss) attributable to noncontrolling interests	(4.5)	(5.4)	(12.6)	(14.3)
Comprehensive earnings (loss) attributable to Ball Corporation	$177.0	$(26.8)	$386.9	$283.7

(a)         Net of tax of $4.2 million and $12.4 million for the three and nine months ended September 30, 2012, and $2.8 million and $8.4 million for the comparable periods in 2011.

(b)         Net of tax of $17.6 million and $15.6 million for the three and nine months ended September 30, 2012, and $28.7 million and $44.4 million for the comparable periods in 2011.

(c)          Net of tax of $6.6 million for the nine months ended October 2, 2011.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2012	2011

Assets
Current assets
Cash and cash equivalents	$181.2	$165.8
Receivables, net	1,206.3	910.4
Inventories, net	993.0	1,072.5
Deferred taxes and other current assets	189.8	173.2
Total current assets	2,570.3	2,321.9
Property, plant and equipment, net	2,220.2	2,220.2
Goodwill	2,249.1	2,247.1
Intangibles and other assets, net	484.4	495.4
Total assets	$7,524.0	$7,284.6

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$401.7	$447.4
Accounts payable	906.3	847.3
Accrued employee costs	243.7	248.3
Other current liabilities	278.4	313.1
Total current liabilities	1,830.1	1,856.1

Long-term debt	2,932.1	2,696.7
Employee benefit obligations	1,061.9	1,143.7
Deferred taxes and other liabilities	229.8	210.1
Total liabilities	6,053.9	5,906.6

Shareholders’ equity
Common stock (328,493,535 shares issued - 2012; 327,003,933 shares issued - 2011)	1,008.3	941.7
Retained earnings	3,525.6	3,228.3
Accumulated other comprehensive earnings (loss)	(291.2)	(335.2)
Treasury stock, at cost (174,804,634 shares - 2012; 166,688,309 shares - 2011)	(2,944.5)	(2,615.7)
Total Ball Corporation shareholders’ equity	1,298.2	1,219.1
Noncontrolling interests	171.9	158.9
Total shareholders’ equity	1,470.1	1,378.0
Total liabilities and shareholders’ equity	$7,524.0	$7,284.6

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	October 2,
($ in millions)	2012	2011

Cash Flows from Operating Activities
Net earnings	$355.3	$380.8
Discontinued operations, net of tax	2.9	2.9
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	210.2	222.2
Deferred tax provision	15.4	14.3
Other, net	(6.0)	65.0
Changes in working capital components	(188.5)	(236.7)
Cash provided by (used in) continuing operating activities	389.3	448.5
Cash provided by (used in) discontinued operating activities	(1.0)	(7.5)
Total cash provided by (used in) operating activities	388.3	441.0
Cash Flows from Investing Activities
Capital expenditures	(206.9)	(323.8)
Business acquisitions, net of cash acquired	(15.3)	(295.2)
Other, net	18.0	(7.3)
Cash provided by (used in) investing activities	(204.2)	(626.3)
Cash Flows from Financing Activities
Long-term borrowings	1,269.8	685.7
Repayments of long-term borrowings	(982.7)	(398.3)
Net change in short-term borrowings	(98.8)	340.1
Proceeds from issuances of common stock	40.8	31.8
Acquisitions of treasury stock	(345.7)	(413.1)
Common dividends	(46.6)	(34.6)
Other, net	(6.6)	4.7
Cash provided by (used in) financing activities	(169.8)	216.3

Effect of exchange rate changes on cash	1.1	7.1

Change in cash and cash equivalents	15.4	38.1
Cash and cash equivalents - beginning of period	165.8	152.0
Cash and cash equivalents - end of period	$181.2	$190.1

See accompanying notes to the unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates, including its consolidated variable interest entities (collectively Ball, the company, we or our), and have been prepared by the company. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation.

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

The company utilized a third party appraiser to assist in the evaluation of the estimated useful lives of its drawn and ironed can and related end production equipment used to make beverage cans and ends and two-piece food cans. This evaluation was performed as a result of the global alignment of the company’s use and maintenance practices for this equipment and the company’s experience with the duration over which this equipment can be utilized. As a result, the company has revised the estimated useful lives of this type of equipment utilized throughout the company, which resulted in a net reduction in depreciation expense and cost of sales of $8.9 million ($5.6 million after tax, or $0.04 per diluted share) and $26.7 million ($16.8 million after tax, or $0.10 per diluted share) in the third quarter and first nine months of 2012, respectively, and is expected to result in a net decrease in 2012 full year depreciation expense and cost of sales of approximately $34.9 million ($22.3 million after tax, or $0.15 per diluted share) as compared to the amount of depreciation expense and cost of sales that would have been recognized by utilizing the prior depreciable lives. The company has also evaluated its estimates of the accounting for tooling, spare parts and dunnage, as well as the related obsolescence, and aligned its practices for all operations, resulting in a one-time increase in cost of sales and depreciation expense of $2.9 million ($1.7 million after tax, or $0.01 per diluted share) and $8.1 million ($4.7 million after tax, or $0.03 per diluted share) in the third quarter and first nine months of 2012, respectively, and is expected to result in an increase in cost of sales and depreciation expense of $11.0 million ($6.7 million after tax, or $0.04 per diluted share) for the full year, primarily attributable to the immediate recognition of expense as items are placed in service.

Effective January 1, 2012, the company changed the presentation of capitalized software in its unaudited condensed consolidated financial statements to classify such assets as intangible assets rather than property, plant and equipment. As a result, the amounts included in the balance sheet in intangible assets, net of accumulated amortization, were $47.0 million and $45.2 million as of September 30, 2012, and December 31, 2011, respectively. Capitalized software amounts that were previously reported as depreciation have been reclassified to amortization for all periods presented in the statements of earnings and cash flows, as well as in the notes to the unaudited condensed consolidated financial statements.

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In September 2011, accounting guidance was issued to allow companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in current accounting guidelines. The guidance was effective for Ball on January 1, 2012. Ball will be impacted by this new guidance during the fourth quarter of 2012 as the company performs its annual goodwill impairment test. The company does not expect the adoption to have a material effect on the unaudited condensed consolidated financial statements.

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

In May 2011, amendments to existing accounting guidance were issued that result in a more consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between United States of America (U.S.) GAAP and International Financial Reporting Standards (IFRS). The amendments in the new guidance provide explanations on how to measure fair value but do not require additional fair value measurements. The new fair value guidance was effective for Ball as of January 1, 2012, and did not have a material effect on the company’s unaudited condensed consolidated financial statements or disclosures.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Net sales
Metal beverage packaging, Americas & Asia	$1,169.6	$1,125.4	$3,426.9	$3,321.8
Metal beverage packaging, Europe	493.4	515.7	1,512.6	1,566.6
Metal food & household products packaging, Americas	403.2	413.2	1,061.2	1,103.6
Aerospace & technologies	219.9	208.4	631.8	599.5
Corporate and intercompany eliminations	(3.6)	(4.4)	(11.0)	(12.3)
Net sales	$2,282.5	$2,258.3	$6,621.5	$6,579.2

Net earnings
Metal beverage packaging, Americas & Asia	$142.2	$120.1	$384.5	$361.8
Business consolidation and other activities	(31.5)	(1.4)	(32.9)	(14.8)
Total metal beverage packaging, Americas & Asia	110.7	118.7	351.6	347.0

Metal beverage packaging, Europe	61.8	64.9	181.2	202.7
Business consolidation and other activities	(3.5)	—	(6.2)	(2.9)
Total metal beverage packaging, Europe	58.3	64.9	175.0	199.8

Metal food & household products packaging, Americas	42.6	39.5	102.5	120.6
Business consolidation and other activities	—	(1.4)	—	(1.4)
Total metal food & household products packaging, Americas	42.6	38.1	102.5	119.2

Aerospace & technologies	22.5	21.2	62.4	61.6

Segment earnings before interest and taxes	234.1	242.9	691.5	727.6

Undistributed corporate expenses and intercompany eliminations, net	(13.7)	(13.8)	(48.4)	(50.3)
Business consolidation and other activities	(1.8)	(0.5)	(4.9)	(0.6)
Total undistributed corporate expenses and intercompany eliminations, net	(15.5)	(14.3)	(53.3)	(50.9)

Earnings before interest and taxes	218.6	228.6	638.2	676.7

Interest expense	(44.2)	(43.0)	(149.3)	(134.7)
Tax provision	(51.7)	(47.6)	(129.7)	(160.2)
Equity in results of affiliates, net of tax	(0.8)	0.8	(1.0)	1.9
Net earnings from continuing operations	121.9	138.8	358.2	383.7
Discontinued operations, net of tax	(2.2)	(1.3)	(2.9)	(2.9)
Net earnings	119.7	137.5	355.3	380.8
Less net earnings attributable to noncontrolling interests	(4.6)	(5.4)	(12.4)	(14.3)
Net earnings attibutable to Ball Corporation	$115.1	$132.1	$342.9	$366.5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	September 30,	December 31,
	2012	2011

Total Assets
Metal beverage packaging, Americas & Asia	$3,240.7	$3,163.1
Metal beverage packaging, Europe	2,558.9	2,434.3
Metal food & household products packaging, Americas	1,162.5	1,115.0
Aerospace & technologies	315.8	284.3
Segment assets	7,277.9	6,996.7
Corporate assets, net of eliminations	246.1	287.9
Total assets	$7,524.0	$7,284.6

4.              Acquisitions

Tubettificio Europeo S.p.A. (Tubettificio)

During the third quarter of 2012, the company acquired certain beverage can manufacturing assets from Tubettificio, a small regional manufacturer in Italy, for cash of approximately $15.3 million. The acquisition is expected to generate returns in excess of the company’s hurdle rate in the first year and is not material to the metal beverage packaging, Europe, segment.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Acquisitions (continued)

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

5.              Dispositions

Plastics Packaging, Americas

In August 2010, the company completed the sale of its plastics packaging, Americas, business to Amcor Limited. The following table summarizes the operating results for the discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Business consolidation and other activities	$(3.5)	$(2.2)	$(4.7)	$(4.0)
Loss on sale of business	—	—	—	(0.8)
Tax benefit (provision)	1.3	0.9	1.8	1.9
Discontinued operations, net of tax	$(2.2)	$(1.3)	$(2.9)	$(2.9)

6.              Business Consolidation Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Metal beverage packaging, Americas & Asia	$(31.5)	$(1.4)	$(32.9)	$(14.8)
Metal beverage packaging, Europe	(3.5)	—	(6.2)	(2.9)
Metal food & household products packaging, Americas	—	(1.4)	—	(1.4)
Corporate and other	(1.8)	(0.5)	(4.9)	(0.6)
	$(36.8)	$(3.3)	$(44.0)	$(19.7)

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Corporate and Other Costs	Total

Balance at December 31, 2011	$2.7	$5.8	$4.1	$12.6
Charges to earnings	19.5	—	4.3	23.8
Cash payments and other activity	(1.2)	(2.7)	(0.6)	(4.5)
Balance at September 30, 2012	$21.0	$3.1	$7.8	$31.9

The carrying value of fixed assets remaining for sale in connection with facility closures was approximately $17.3 million at September 30, 2012.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.              Business Consolidation Activities (continued)

2012

Metal Beverage Packaging, Americas and Asia

In August 2012, Ball announced plans to close its Columbus, Ohio, U.S., beverage can manufacturing facility and its Gainesville, Florida, U.S., end facility. The two facilities are being closed in order to consolidate the company’s 12-ounce beverage can and end production capacity to meet changing market demand. In connection with the closures, the company recorded initial charges of $31.3 million in the third quarter, of which $20.1 million represented severance, pension and other employee benefits; $6.6 million represented accelerated depreciation and $4.6 million represented the obsolescence of tooling and spares. Additional charges to close the facilities of approximately $33 million are expected to be recorded through the first half of 2013, the majority of which will be recorded in the fourth quarter of 2012.

The third quarter and first nine months of 2012 also included net charges of $0.2 million and $1.6 million for ongoing costs related to previously closed facilities and other insignificant costs.

Metal Beverage Packaging, Europe, and Corporate

The third quarter and first nine months included charges of $4.2 million and $9.6 million, respectively, as well as $1.3 million of additional tax expense, in connection with the relocation of the company’s European headquarters from Germany to Switzerland, which was completed during the third quarter of 2012.

The third quarter and first nine months of 2012 also included net charges of $1.1 million and $1.5 million, respectively, for ongoing costs related to previously closed facilities and other insignificant charges.

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, beverage can manufacturing facility; relocate a 12-ounce can line from the Torrance facility to its Whitby, Ontario, facility; and expand specialty can production in its Fort Worth, Texas, facility. The company recorded charges of $1.4 million and $14.2 million during the third quarter and first nine months of 2011, respectively, in connection with these activities. Of the total $14.2 million recorded in the first nine months, $10.1 million represented severance, pension and other employee benefits; $2.4 million represented accelerated depreciation; and $1.7 million represented other costs. The first quarter of 2011 also included an impairment charge of $2.3 million to reduce the recorded value of the facility to its estimated net realizable value. The impairment charge was reversed during the third quarter based on information received during the quarter regarding the saleable value of the facility. In October 2011, the land and building at the Torrance location were sold for net proceeds of $23.4 million, resulting in a gain of $6.9 million, which was reported in the fourth quarter.

An additional $0.6 million of net charges were recorded in the first nine months of 2011, primarily to reflect individually insignificant charges related to previously announced manufacturing facility closures.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

7.              Receivables

	September 30,	December 31,
($ in millions)	2012	2011

Trade accounts receivable (net of allowance for doubtful accounts of $13.0 at September 30, 2012, and $13.4 at December 31, 2011)	$1,147.7	$840.6
Other receivables	58.6	69.8
	$1,206.3	$910.4

8.              Inventories

	September 30,	December 31,
($ in millions)	2012	2011

Raw materials and supplies	$380.3	$442.4
Work in process and finished goods	612.7	630.1
	$993.0	$1,072.5

9.              Property, Plant and Equipment

	September 30,	December 31,
($ in millions)	2012	2011

Land	$87.7	$89.4
Buildings	892.2	881.3
Machinery and equipment	3,312.6	3,121.1
Construction in progress	226.0	291.4
	4,518.5	4,383.2
Accumulated depreciation	(2,298.3)	(2,163.0)
	$2,220.2	$2,220.2

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $64.4 million and $190.2 million for the three and nine months ended September 30, 2012, respectively, and $66.2 million and $198.4 million for the comparable periods in 2011, respectively.

10.       Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2011	$740.7	$1,126.1	$380.3	$2,247.1
Business acquisition	—	10.4	—	10.4
Effects of currency exchange rates	—	(8.4)	—	(8.4)
Balance at September 30, 2012	$740.7	$1,128.1	$380.3	$2,249.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Intangibles and Other Assets

	September 30,	December 31,
($ in millions)	2012	2011

Investment in affiliates	$31.9	$26.4
Intangible assets (net of accumulated amortization of $62.3 at September 30, 2012, and $46.6 at December 31, 2011)	167.0	180.6
Capitalized software (net of accumulated amortization of $74.3 at September 30, 2012, and $68.9 at December 31, 2011)	47.0	45.2
Company and trust-owned life insurance	125.9	145.7
Deferred financing costs	38.9	35.4
Other	73.7	62.1
	$484.4	$495.4

Total amortization expense of intangible assets amounted to $10.3 million and $20.0 million for the three and nine months ended September 30, 2012, respectively, and $8.3 million and $23.8 million for the comparable periods in 2011, respectively.

12.       Debt

Long-term debt consisted of the following:

	September 30, 2012		December 31, 2011
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
6.625% Senior Notes, due March 2018	$—	—	$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$—	—
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated	$182.5	182.5	$195.0	195.0
Term B Loan, British sterling denominated	£48.5	78.3	£50.4	78.3
Term C Loan, euro denominated	€95.0	122.2	€98.8	128.0
Latapack-Ball Notes Payable (at various rates and terms)	$190.6	190.6	$170.6	170.6
Other (including discounts and premiums)	Various	32.1	Various	42.6
		3,055.7		2,764.5
Less: Current portion of long-term debt		(123.6)		(67.8)
		$2,932.1		$2,696.7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

At September 30, 2012, taking into account outstanding letters of credit and facility borrowings, approximately $983 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until December 2015. In addition to the long-term, multi-currency committed credit facilities, the company had approximately $476 million of short-term uncommitted credit facilities available at the end of the quarter, of which $154.1 million was outstanding and due on demand.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, which was amended in September 2012. The maximum the company can borrow under the amended agreement can vary between $110 million and $235 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. Prior to the amendment in September, the maximum borrowings could vary between $150 million and $275 million. At September 30, 2012, and December 31, 2011, $124.0 million and $231.0 million of accounts receivable were sold under this agreement, respectively. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet.

The fair value of the long-term debt at September 30, 2012, and at December 31, 2011, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at September 30, 2012, and December 31, 2011, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.       Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2012	2011

Total defined benefit pension liability	$647.9	$731.6
Less current portion	(25.8)	(24.8)
Long-term defined benefit pension liability	622.1	706.8
Retiree medical and other postemployment benefits	172.7	169.2
Deferred compensation plans	230.6	228.0
Other	36.5	39.7
	$1,061.9	$1,143.7

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	September 30, 2012			October 2, 2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$11.7	$2.0	$13.7	$10.8	$2.0	$12.8
Interest cost	14.2	7.1	21.3	14.5	7.7	22.2
Expected return on plan assets	(18.6)	(4.3)	(22.9)	(18.1)	(4.2)	(22.3)
Amortization of prior service cost	0.2	(0.1)	0.1	0.3	(0.1)	0.2
Recognized net actuarial loss	8.4	1.8	10.2	5.4	1.5	6.9
Curtailment loss	0.1	—	0.1	—	—	—
Subtotal	16.0	6.5	22.5	12.9	6.9	19.8
Multiemployer plans	0.6	—	0.6	0.3	—	0.3
Net periodic benefit cost	$16.6	$6.5	$23.1	$13.2	$6.9	$20.1

	Nine Months Ended
	September 30, 2012			October 2, 2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$35.1	$5.9	$41.0	$32.4	$6.0	$38.4
Interest cost	42.4	21.5	63.9	43.3	23.3	66.6
Expected return on plan assets	(55.5)	(12.8)	(68.3)	(54.1)	(12.9)	(67.0)
Amortization of prior service cost	0.7	(0.3)	0.4	0.9	(0.3)	0.6
Recognized net actuarial loss	25.1	5.3	30.4	16.1	4.4	20.5
Curtailment loss	0.3	—	0.3	4.4	—	4.4
Subtotal	48.1	19.6	67.7	43.0	20.5	63.5
Multiemployer plans	2.0	—	2.0	1.1	—	1.1
Net periodic benefit cost	$50.1	$19.6	$69.7	$44.1	$20.5	$64.6

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $108.7 million in the first nine months of 2012 ($20.6 million in 2011). The total contributions to these funded plans are expected to be approximately $110 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $16.3 million (€12.8 million) in the first nine months of 2012 and are expected to be approximately $22 million (approximately €17 million) for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2011	$84.7	$(381.5)	$(38.4)	$(335.2)
Change	(1.9)	20.2	25.7	44.0
September 30, 2012	$82.8	$(361.3)	$(12.7)	$(291.2)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.       Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the nine months ended September 30, 2012, follows:

	Outstanding Options		Nonvested Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value

Beginning of year	10,943,025	$23.64	3,678,286	$7.51
Granted	1,476,100	37.70	1,476,100	9.44
Vested			(1,472,156)	6.99
Exercised	(1,663,274)	18.59
Canceled/forfeited	(93,300)	27.84	(93,300)	7.47
End of period	10,662,551	26.33	3,588,930	8.52

Vested and exercisable, end of period	7,073,621	23.16
Reserved for future grants	3,894,405

The options granted in January 2012 included 659,000 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at September 30, 2012, was 6.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $170.4 million. The weighted average remaining contractual term for options vested and exercisable at September 30, 2012, was 5.2 years and the aggregate intrinsic value was $135.5 million.

The company received $5.6 million from options exercised during the three months ended September 30, 2012, and the intrinsic value associated with these exercises was $6.5 million. During the nine months ended September 30, 2012, the company received $23.5 million from options exercised, and the intrinsic value associated with exercises for that period was $30.6 million. The tax benefit associated with the company’s stock compensation programs was $3.2 million and $16.4 million for the third quarter and first nine months of 2012, respectively, and was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The following is a summary of restricted stock activity for the three months ended September 30, 2012:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,818,234	$24.86
Granted	386,814	$39.13
Vested	(413,624)	$20.77
Canceled/forfeited	(23,542)	$29.80
End of period	1,767,882	$28.87

In January 2012 and 2011, the company’s board of directors granted 223,600 and 210,330 performance-contingent restricted stock units, respectively, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary during the first nine months of 2012 for either grant.

For the three and nine months ended September 30, 2012, the company recognized expense of $6.6 million ($4.0 million after tax) and $20.2 million ($12.3 million after tax), respectively, for share-based compensation arrangements in selling, general and administrative expenses. For the three and nine months ended October 2, 2011, the company recognized expense of $5.3 million ($3.2 million after tax) and $17.6 million ($10.7 million after tax) for such arrangements. At September 30, 2012, there was $48.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.4 years.

16.  Earnings and Dividends Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts;	September 30,	October 2,	September 30,	October 2,
shares in thousands)	2012	2011	2012	2011

Net earnings attributable to Ball Corporation	$115.1	$132.1	$342.9	$366.5

Basic weighted average common shares	153,604	163,898	155,561	166,779
Effect of dilutive securities	3,504	3,465	3,402	3,469
Weighted average shares applicable to diluted earnings per share	157,108	167,363	158,963	170,248

Per basic share	$0.75	$0.81	$2.20	$2.20
Per diluted share	$0.73	$0.79	$2.16	$2.15

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Earnings and Dividends Per Share (continued)

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,507,825 and 2,128,275 in the three and nine months ended September 30, 2012, respectively, and 1,362,260 in both the three and nine months ended October 2, 2011.

The company declared and paid dividends of $0.10 per share in each of the first three quarters of 2012 and $0.07 per share in each of the first three quarters of 2011.

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

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, the company uses certain derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there is not an arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $449 million at September 30, 2012. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next five years. Included in shareholders’ equity at September 30, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $6.1 million associated with these contracts. A net loss of $10.0 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 30, 2012, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

At September 30, 2012, the company had outstanding interest rate swap contracts with notional amounts of approximately $300 million paying fixed rates expiring within the next five years. Included in shareholders’ equity at September 30, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $0.8 million associated with these contracts, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, purchasing raw materials in U.S. dollars and other currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At September 30, 2012, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $712 million. Approximately $5.8 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at September 30, 2012, of which $3.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at September 30, 2012, expire within the next three years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.6 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these market fluctuations.  Based on the notional value of the total return swaps, each $1 change in the company’s stock price has an inverse impact to the deferred compensation stock program of $1.5 million in pretax earnings. One of the swaps has a notional value of 500,000 shares and will be outstanding until September 2013. The other swap has a notional value of 1 million shares and will be outstanding until March 2013. As of September 30, 2012, the combined fair value of these swaps was a $1.2 million loss. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of September 30, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $20.6 million and no collateral was required to be posted. As of December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $71.7 million and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Fair Value of Derivative Instruments as of September 30, 2012

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$8.2	$0.8	$9.0
Foreign currency contracts	0.1	4.5	4.6
Total current derivative contracts	$8.3	$5.3	$13.6

Noncurrent commodity contracts	$8.8	$—	$8.8

Liabilities:
Commodity contracts	$14.1	$0.9	$15.0
Foreign currency contracts	3.7	5.2	8.9
Interest rate and other contracts	0.8	1.2	2.0
Total current derivative contracts	$18.6	$7.3	$25.9

Noncurrent commodity contracts	$1.0	$—	$1.0
Interest rate contracts	0.8	—	0.8
Foreign currency contracts	2.1	—	2.1
Total noncurrent derivative contracts	$3.9	$—	$3.9

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2012, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $17.3 million at September 30, 2012, and $10.6 million at December 31, 2011, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended
	September 30, 2012		October 2, 2011
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(19.2)	$—	$18.7	$(0.2)
Interest rate contracts (b)	(0.1)	—	—	—
Inflation option contracts (c)	—	0.2	—	(0.3)
Foreign currency contracts (d)	(0.3)	(10.2)	0.6	10.6
Equity contracts (e)	—	0.5	—	(8.5)
Total	$(19.6)	$(9.5)	$19.3	$1.6

	Nine Months Ended
	September 30, 2012		October 2, 2011
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(36.2)	$2.2	$52.7	$0.4
Interest rate contracts (b)	(0.2)	—	1.3	—
Inflation option contracts (c)	—	—	—	(0.3)
Foreign currency contracts (d)	(1.4)	(21.6)	0.3	6.0
Equity contracts (e)	—	1.4	—	(4.3)
Total	$(37.8)	$(18.0)	$54.3	$1.8

(a)         Gains and losses on commodity contracts are recorded in sales and cost of sales in the statements of earnings. Virtually all of these amounts were passed through to our customers, resulting in no significant impact to earnings.

(b)         Gains and losses on interest contracts are recorded in interest expense in the statements of earnings.

(c)          Gains and losses on inflation options are recorded in cost of sales in the statements of earnings.

(d)         Gains and losses on foreign currency contracts to hedge sales of products are recorded in cost of sales. Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the statements of earnings.

(e)          Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the statements of earnings.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Financial Instruments and Risk Management (continued)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Amounts reclassified into earnings:
Commodity contracts	$19.2	$(18.7)	$36.2	$(52.7)
Interest rate and currency exchange contracts	0.4	(0.6)	1.6	(1.6)
Change in fair value of cash flow hedges:
Commodity contracts	26.0	(54.4)	8.6	(75.9)
Interest rate and currency exchange contracts	(1.6)	(9.2)	(4.8)	(0.6)
Foreign currency and tax impacts	(15.3)	27.1	(15.9)	48.1
	$28.7	$(55.8)	$25.7	$(82.7)

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

As previously reported in 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s (Ball Plastic) former Baldwinsville, New York, facility and claims damages. Discovery was completed and both parties filed motions for summary judgment. On April 25, 2012, the District Court granted Hess’ motion, finding that because Ball Plastic closed its plastics facility and did not give Hess timely notice, Ball Plastic breached the agreement. The Court stated that damages could be resolved at trial; however, it strongly encouraged the parties to negotiate a settlement agreement regarding damages. The parties signed a settlement agreement and, pursuant thereto, Ball paid Hess $4 million to settle all prior claims. Ball recorded the settlement amount during the nine months ended September 30, 2012, in discontinued operations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Contingencies (continued)

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et al. (Crown), in the U.S. District Court for the Southern District of Ohio, U.S., Western Division at Dayton, Ohio, U.S. The complaint alleges that the manufacture, sale and use of certain ends by BMBCC and its customers infringes certain claims of Crown’s U.S. patents. The complaint seeks unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC has formally denied the allegations of the complaint. In September 2009, the District Court granted the portion of Ball’s motion for summary judgment that addressed invalidity, holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. Crown appealed to the U.S. Circuit Court of Appeals for the Federal Circuit, which reversed the District Court’s decision by a two-to-one majority in April 2011. BMBCC’s petition to the appellate court for a rehearing of the case was denied in June 2011. The case was remanded to the District Court, which then addressed the non-infringement portion of BMBCC’s motion for summary judgment that the court had previously elected not to decide. On January 31, 2012, the District Court granted BMBCC’s motion for summary judgment for non-infringement, and Crown has appealed this decision to the U.S. Circuit Court of Appeals for the Federal Circuit, which is scheduled to hear the appeal in December 2012. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is the unaudited condensed consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2012, and December 31, 2011, and for the three and nine months ended September 30, 2012. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

During the first quarter of 2012, Ball revised the presentation of the unaudited condensed consolidating statement of earnings for the three and nine months ended October 2, 2011, and the unaudited condensed consolidating balance sheet at December 31, 2011. The revised presentation included a change in the equity earnings elimination and the attribution of equity earnings for Ball Corporation, the guarantor and the non-guarantor subsidiaries. The revision in the Ball Corporation, guarantor and non-guarantor subsidiaries within the unaudited condensed consolidating statements of earnings and balance sheet was assessed and deemed to be immaterial for all previously issued financial statement periods. As a result, the company has revised the previously issued condensed consolidating financial statements included in this filing. The company is also in the process of finalizing the calculations for the other prior periods and will disclose the effects for the corresponding comparable prior periods in its 2012 Annual Report on Form 10-K. These revisions had no impact on any consolidated total of the unaudited condensed consolidating financial statements.

The revisions for the unaudited condensed consolidating statement of earnings for the three and nine months ended October 2, 2011, included increases in equity in results of subsidiaries in the guarantor subsidiaries of $69.6 million and $213.0 million, respectively, and corresponding increases in the eliminations adjustment. This revision also resulted in an increase of the same magnitude in the net earnings attributable to Ball Corporation for the guarantor subsidiaries and a corresponding increase in the eliminations adjustment. The revisions for the unaudited condensed consolidating balance sheet at December 31, 2011, included a decrease in investment in subsidiaries of $117.7 million for Ball Corporation and an increase of $1,399.9 million for the guarantor subsidiaries, respectively, with a corresponding net increase in the eliminations adjustment. Additionally, the unaudited condensed consolidating balance sheet includes an increase in Ball Corporation shareholders’ equity of $1,400.6 million in the guarantor subsidiaries and a decrease in Ball Corporation shareholders’ equity of $118.3 million and $1,282.3 million in the non-guarantor subsidiaries and eliminations adjustments, respectively.

Additionally, intercompany asset and liability account balances have been presented on a gross basis for all periods presented.  The intercompany presentation had no impact on any consolidated financial statements or footnotes.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended September 30, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,453.5	$832.6	$(3.6)	$2,282.5

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.2	(1,204.0)	(665.9)	3.6	(1,866.1)
Depreciation and amortization	(1.5)	(35.7)	(37.5)	—	(74.7)
Selling, general and administrative	(13.9)	(42.5)	(29.9)	—	(86.3)
Business consolidation and other activities	(1.8)	(31.3)	(3.7)	—	(36.8)
Equity in results of subsidiaries	114.4	69.9	—	(184.3)	—
Intercompany	47.0	(40.1)	(6.9)	—	—
	144.4	(1,283.7)	(743.9)	(180.7)	(2,063.9)

Earnings (loss) before interest and taxes	144.4	169.8	88.7	(184.3)	218.6
Interest expense	(41.2)	0.4	(3.4)	—	(44.2)
Earnings (loss) before taxes	103.2	170.2	85.3	(184.3)	174.4
Tax provision	11.9	(45.6)	(18.0)	—	(51.7)
Equity in results of affiliates, net of tax	—	0.4	(1.2)	—	(0.8)
Net earnings (loss) from continuing operations	115.1	125.0	66.1	(184.3)	121.9
Discontinued operations, net of tax	—	(2.2)	—	—	(2.2)
Net earnings (loss)	115.1	122.8	66.1	(184.3)	119.7
Less net earnings attributable to noncontrolling interests	—	—	(4.6)	—	(4.6)
Net earnings (loss) attributable to Ball Corporation	$115.1	$122.8	$61.5	$(184.3)	$115.1

Comprehensive earnings attributable to Ball Corporation	$177.0	$182.8	$104.2	$(287.0)	$177.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20. Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Nine Months Ended September 30, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,154.9	$2,477.5	$(10.9)	$6,621.5

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(3,476.6)	(1,979.0)	10.9	(5,444.6)
Depreciation and amortization	(4.3)	(94.4)	(111.5)	—	(210.2)
Selling, general and administrative	(51.3)	(140.1)	(93.1)	—	(284.5)
Business consolidation and other activities	(4.9)	(32.8)	(6.3)	—	(44.0)
Equity in results of subsidiaries	371.5	193.5	—	(565.0)	—
Intercompany	129.4	(110.6)	(18.8)	—	—
	440.5	(3,661.0)	(2,208.7)	(554.1)	(5,983.3)

Earnings (loss) before interest and taxes	440.5	493.9	268.8	(565.0)	638.2
Interest expense	(139.4)	1.0	(10.9)	—	(149.3)
Earnings (loss) before taxes	301.1	494.9	257.9	(565.0)	488.9
Tax provision	41.8	(115.6)	(55.9)	—	(129.7)
Equity in results of affiliates, net of tax	—	1.4	(2.4)	—	(1.0)
Net earnings (loss) from continuing operations	342.9	380.7	199.6	(565.0)	358.2
Discontinued operations, net of tax	—	(2.9)	—	—	(2.9)
Net earnings (loss)	342.9	377.8	199.6	(565.0)	355.3
Less net earnings attributable to noncontrolling interests	—	—	(12.4)	—	(12.4)
Net earnings (loss) attributable to Ball Corporation	$342.9	$377.8	$187.2	$(565.0)	$342.9

Comprehensive earnings attributable to Ball Corporation	$386.9	$415.6	$192.3	$(607.9)	$386.9

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20. Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended October 2, 2011
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,412.5	$850.1	$(4.3)	$2,258.3

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.8	(1,193.3)	(674.0)	4.3	(1,862.2)
Depreciation and amortization	(1.4)	(35.4)	(37.7)	—	(74.5)
Selling, general and administrative	(18.1)	(47.1)	(24.5)	—	(89.7)
Business consolidation and other activities	(0.5)	(1.7)	(1.1)	—	(3.3)
Equity in results of subsidiaries	133.9	69.6	—	(203.5)	—
Intercompany	60.6	(56.1)	(4.5)	—	—
	175.3	(1,264.0)	(741.8)	(199.2)	(2,029.7)

Earnings (loss) before interest and taxes	175.3	148.5	108.3	(203.5)	228.6
Interest expense	(38.7)	1.2	(5.5)	—	(43.0)
Earnings (loss) before taxes	136.6	149.7	102.8	(203.5)	185.6
Tax provision	(4.5)	(30.4)	(12.7)	—	(47.6)
Equity in results of affiliates, net of tax	—	0.7	0.1	—	0.8
Net earnings (loss) from continuing operations	132.1	120.0	90.2	(203.5)	138.8
Discontinued operations, net of tax	—	(1.3)	—	—	(1.3)
Net earnings (loss)	132.1	118.7	90.2	(203.5)	137.5
Less net earnings attributable to noncontrolling interests	—	—	(5.4)	—	(5.4)
Net earnings (loss) attributable to Ball Corporation	$132.1	$118.7	$84.8	$(203.5)	$132.1

Comprehensive earnings attributable to Ball Corporation	$(26.8)	$(41.4)	$(55.0)	$96.4	$(26.8)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20. Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Nine Months Ended October 2, 2011
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,098.0	$2,493.4	$(12.2)	$6,579.2

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,459.9)	(1,930.7)	12.2	(5,378.4)
Depreciation and amortization	(2.9)	(109.3)	(110.0)	—	(222.2)
Selling, general and administrative	(56.9)	(141.0)	(84.3)	—	(282.2)
Business consolidation and other activities	(0.8)	(15.2)	(3.7)	—	(19.7)
Equity in results of subsidiaries	414.8	213.0	—	(627.8)	—
Intercompany	131.7	(120.6)	(11.1)	—	—
	485.9	(3,633.0)	(2,139.8)	(615.6)	(5,902.5)

Earnings (loss) before interest and taxes	485.9	465.0	353.6	(627.8)	676.7
Interest expense	(117.2)	3.0	(20.5)	—	(134.7)
Earnings (loss) before taxes	368.7	468.0	333.1	(627.8)	542.0
Tax provision	(2.2)	(101.5)	(56.5)	—	(160.2)
Equity in results of affiliates, net of tax	—	1.0	0.9	—	1.9
Net earnings (loss) from continuing operations	366.5	367.5	277.5	(627.8)	383.7
Discontinued operations, net of tax	—	(2.9)	—	—	(2.9)
Net earnings (loss)	366.5	364.6	277.5	(627.8)	380.8
Less net earnings attributable to noncontrolling interests	—	—	(14.3)	—	(14.3)
Net earnings (loss) attributable to Ball Corporation	$366.5	$364.6	$263.2	$(627.8)	$366.5

Comprehensive earnings attributable to Ball Corporation	$283.7	$279.0	$200.8	$(479.8)	$283.7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	At September 30, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$1.6	$0.2	$179.4	$—	$181.2
Receivables, net	3.2	282.6	920.5	—	1,206.3
Intercompany receivables	129.3	5.3	0.1	(134.7)	—
Inventories, net	(0.1)	618.2	374.9	—	993.0
Deferred taxes and other current assets	22.5	94.3	73.0	—	189.8
Total current assets	156.5	1,000.6	1,547.9	(134.7)	2,570.3
Property, plant and equipment, net	14.2	853.8	1,352.2	—	2,220.2
Investment in subsidiaries	3,904.6	1,960.0	78.6	(5,943.2)	—
Goodwill	—	927.0	1,322.1	—	2,249.1
Intangibles and other assets, net	161.0	103.0	220.4	—	484.4
Total assets	$4,236.3	$4,844.4	$4,521.2	$(6,077.9)	$7,524.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$49.7	$0.2	$351.8	$—	$401.7
Accounts payable	8.8	480.2	417.3	—	906.3
Intercompany payables	—	0.6	134.1	(134.7)	—
Accrued employee costs	35.2	133.2	75.3	—	243.7
Other current liabilities	(34.9)	207.2	106.1	—	278.4
Total current liabilities	58.8	821.4	1,084.6	(134.7)	1,830.1
Long-term debt	2,600.0	—	332.1	—	2,932.1
Employee benefit obligations	291.5	431.3	339.1	—	1,061.9
Deferred taxes and other liabilities	(12.2)	(401.3)	643.3	0.0	229.8
Total liabilities	2,938.1	851.4	2,399.1	(134.7)	6,053.9

Common stock	1,008.3	847.1	625.9	(1,473.0)	1,008.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,525.6	3,371.1	1,313.0	(4,684.1)	3,525.6
Accumulated other comprehensive earnings (loss)	(291.2)	(225.2)	6.5	218.7	(291.2)
Treasury stock, at cost	(2,944.5)	—	—	—	(2,944.5)
Total Ball Corporation shareholders’ equity	1,298.2	3,993.0	1,950.2	(5,943.2)	1,298.2
Noncontrolling interests	—	—	171.9	—	171.9
Total shareholders’ equity	1,298.2	3,993.0	2,122.1	(5,943.2)	1,470.1
Total liabilties and shareholders’ equity	$4,236.3	$4,844.4	$4,521.2	$(6,077.9)	$7,524.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	At December 31, 2011
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$24.0	$0.5	$141.3	$—	$165.8
Receivables, net	0.3	147.1	763.0	—	910.4
Intercompany receivables	220.0	3.1	0.4	(223.5)	—
Inventories, net	(0.2)	671.7	401.0	—	1,072.5
Deferred taxes and other current assets	23.1	96.5	53.6	—	173.2
Total current assets	267.2	918.9	1,359.3	(223.5)	2,321.9
Property, plant and equipment, net	16.3	874.5	1,329.4	—	2,220.2
Investment in subsidiaries	3,495.2	1,753.8	78.7	(5,327.7)	—
Goodwill	—	927.0	1,320.1	—	2,247.1
Intangibles and other assets, net	194.8	117.2	183.4	—	495.4
Total assets	$3,973.5	$4,591.4	$4,270.9	$(5,551.2)	$7,284.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$32.7	$—	$414.7	$—	$447.4
Accounts payable	11.4	442.0	393.9	—	847.3
Intercompany payables	—	0.4	223.6	(224.0)	—
Accrued employee costs	18.3	158.0	72.0	—	248.3
Other current liabilities	55.5	111.8	145.8	—	313.1
Total current liabilities	117.9	712.2	1,250.0	(224.0)	1,856.1
Long-term debt	2,320.6	0.2	375.9	—	2,696.7
Employee benefit obligations	301.6	500.1	342.0	—	1,143.7
Deferred taxes and other liabilities	14.3	(198.4)	393.7	0.5	210.1
Total liabilities	2,754.4	1,014.1	2,361.6	(223.5)	5,906.6

Common stock	941.7	847.2	618.9	(1,466.1)	941.7
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,228.3	2,993.1	1,125.3	(4,118.4)	3,228.3
Accumulated other comprehensive earnings (loss)	(335.2)	(263.0)	1.4	261.6	(335.2)
Treasury stock, at cost	(2,615.7)	—	—	—	(2,615.7)
Total Ball Corporation shareholders’ equity	1,219.1	3,577.3	1,750.4	(5,327.7)	1,219.1
Noncontrolling interests	—	—	158.9	—	158.9
Total shareholders’ equity	1,219.1	3,577.3	1,909.3	(5,327.7)	1,378.0
Total liabilties and shareholders’ equity	$3,973.5	$4,591.4	$4,270.9	$(5,551.2)	$7,284.6

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20. Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$15.1	$64.0	$310.2	$389.3
Cash provided by (used in) discontinued operating activities	(1.8)	0.8	—	(1.0)
Total cash provided by (used in) operating activities	13.3	64.8	310.2	388.3

Cash flows from investing activities
Capital expenditures	(3.5)	(67.3)	(136.1)	(206.9)
Business acquisition, net of cash acquired	—	—	(15.3)	(15.3)
Other, net	19.9	1.7	(3.6)	18.0
Cash provided by (used in) investing activities	16.4	(65.6)	(155.0)	(204.2)

Cash flows from financing activities
Long-term borrowings	1,237.5	0.1	32.2	1,269.8
Repayments of long-term borrowings	(950.1)	(0.1)	(32.5)	(982.7)
Net change in short-term borrowings	7.0	—	(105.8)	(98.8)
Proceeds from issuances of common stock	40.8	—	—	40.8
Acquisitions of treasury stock	(345.7)	—	—	(345.7)
Common dividends	(46.6)	—	—	(46.6)
Other, net	1.0	—	(7.6)	(6.6)
Cash provided by (used in) financing activities	(56.1)	—	(113.7)	(169.8)

Effect of exchange rate changes on cash	4.0	0.5	(3.4)	1.1

Change in cash and cash equivalents	(22.4)	(0.3)	38.1	15.4
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$1.6	$0.2	$179.4	$181.2

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

20. Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended October 2, 2011
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(127.3)	$486.2	$89.6	$448.5
Cash provided by (used in) discontinued operating activities	—	(3.3)	(4.2)	(7.5)
Total cash provided by (used in) operating activities	(127.3)	482.9	85.4	441.0

Cash flows from investing activities
Capital expenditures	(7.1)	(123.8)	(192.9)	(323.8)
Business acquisition, net of cash acquired	—	—	(295.2)	(295.2)
Investments in and advances to affiliates	439.0	(372.0)	(86.5)	(19.5)
Other, net	(4.2)	13.7	2.7	12.2
Cash provided by (used in) investing activities	427.7	(482.1)	(571.9)	(626.3)

Cash flows from financing activities
Long-term borrowings	228.8	—	456.9	685.7
Repayments of long-term borrowings	(128.5)	(0.2)	(269.6)	(398.3)
Net change in short-term borrowings	11.5	—	328.6	340.1
Proceeds from issuances of common stock	31.8	—	—	31.8
Acquisitions of treasury stock	(413.1)	—	—	(413.1)
Common dividends	(34.6)	—	—	(34.6)
Other, net	4.7	—	—	4.7
Cash provided by (used in) financing activities	(299.4)	(0.2)	515.9	216.3

Effect of exchange rate changes on cash	—	—	7.1	7.1

Change in cash and cash equivalents	1.0	0.6	36.5	38.1
Cash and cash equivalents — beginning of period	0.2	1.7	150.1	152.0
Cash and cash equivalents — end of period	$1.2	$2.3	$186.6	$190.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

21.  Subsequent Events

In October 2012, the company announced its intention, subject to various conditions and regulatory approvals, to acquire Envasas del Plata S.A de C.V. (Envases), a leading producer of aluminum aerosol packaging with a manufacturing facility in San Luis Potosí, Mexico, and to separately form a joint venture in Argentina with the parent company of Envases, Envases del Plata Group, for total consideration of approximately $125 million plus the contribution of Ball’s Argentine aerosol business. The San Luis Potosí facility produces extruded aluminum aerosol cans for personal care and household products in North, Central and South America. It employs approximately 150 people and operates five manufacturing lines. The joint venture would combine the two companies’ aerosol packaging operations in Argentina and Envases del Plata Group’s operations in Brazil. Envases del Plata Group is expected to own 75 percent of the joint venture, which would be called Envases-Ball, and Ball would own 25 percent. The joint venture would include Ball’s steel aerosol can manufacturing facilities in Buenos Aires and San Luis, Argentina, and Envases del Plata Group’s extruded aluminum manufacturing facilities in those same locations and in Manaus, Brazil. Subject to closing, the Mexican facility would be included in the metal food and household products packaging, Americas, segment.

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

BUSINESS OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. In the rigid packaging industry, sales and earnings can be improved by reducing costs, increasing prices, developing new products, expanding volumes and making acquisitions. We also provide aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the PRC and South America, as do our equity joint ventures in the U.S. and Vietnam. The metal beverage container industries outside the U.S. are growing and are expected to continue to grow in the medium to long term. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors.

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

The aerospace and technologies contract mix in the first nine months of 2012 consisted of approximately 61 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 32 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. The contracted backlog of approximately $1.1 billion at September 30, 2012, consisted of approximately 40 percent fixed price contracts.

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Progress on our Drive for 10 vision during 2012 has included:

•                  maximizing value in our existing businesses by reducing standard beverage can and end capacity in North America to meet current demand and relocating our European headquarters to Zurich, Switzerland, to gain business, customer and supplier efficiencies;

•                  expanding into new products and capabilities through further expansion into aluminum slug and extruded aluminum aerosol manufacturing with the announcement of the pending acquisition and joint venture with Envasas in Mexico and Argentina, respectively;

•                  aligning ourselves with the right markets and customers by investing capital to meet double-digit volume growth for specialty beverage cans throughout our global network;

•                  broadening our geographic reach with the construction and start up of three beverage can manufacturing facilities in China, Brazil and Vietnam; and

•                  leveraging our technological expertise in packaging innovation and aerospace technologies to maintain our competitive advantage today and in the future. Our backlog in our aerospace business has increased 26 percent during 2012 to $1.1 billion.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

Our sustainability strategy encompasses balancing economic, environmental and social impacts in our decision making and activities. Successfully executing this strategy will create long-term, shared value for our stakeholders, and Ball is committed to practicing sustainability as a way of doing business. Our sustainability report and updates on our progress are available at www.ball.com/sustainability.

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

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Net sales	$2,282.5	$2,258.3	$6,621.5	$6,579.2
Net earnings attributable to Ball Corporation	115.1	132.1	342.9	366.5
Net earnings attributable to Ball Corporation as a % of consolidated net sales	5.0%	5.8%	5.2%	5.6%

Sales in the third quarter and first nine months of 2012 were relatively flat compared to the same periods of 2011 with higher beverage container sales volumes in Brazil, the PRC and Europe being offset by lower sales volumes in food and household containers and unfavorable currency translation exchange rates in Europe. Earnings in the packaging segments were favorably impacted by higher sales volumes in certain geographical regions and improved pricing and product sales mix, while negatively impacted by higher manufacturing costs, price/cost compression in the nine months in some markets and new facility start up costs. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation included discontinued operations, higher business consolidation costs, debt refinancing costs, equity earnings and a lower tax rate in 2012. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,866.1 million and $5,444.6 million in the third quarter and first nine months of 2012, respectively, compared to $1,862.2 million and $5,378.4 million for the same periods of 2011. These amounts represented 81.8 percent and 82.2 percent of consolidated net sales for the third quarter and first nine months of 2012, respectively, compared to 82.5 percent and 81.7 percent for the same periods of 2011.

Depreciation and Amortization

Depreciation and amortization expense was $74.7 million and $210.2 million in the third quarter and first nine months of 2012, respectively, compared to $74.5 million and $222.2 million for the same periods of 2011. These amounts represented 3.3 percent and 3.2 percent of consolidated net sales for the third quarter and first nine months of 2012, respectively, compared to 3.3 percent and 3.4 percent for the same periods of 2011. The lower depreciation and amortization expense in 2012 compared to 2011 was primarily due to the revision of estimated useful lives of certain equipment and tooling. Further details of the revised estimated lives are available in Note 1 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $86.3 million and $284.5 million in the third quarter and first nine months of 2012, respectively, which are comparable to $89.7 million and $282.2 million for the same periods in 2011. These amounts represented 3.8 percent and 4.3 percent of consolidated net sales for the third quarter and first nine months of 2012, respectively, compared to 4.0 percent and 4.3 percent for the same periods of 2011. There were no individually significant items affecting comparability between the periods.

Interest and Taxes

Consolidated interest expense was $44.2 million and $149.3 million in the third quarter and first nine months of 2012, respectively, compared to $43.0 million and $134.7 million for the same periods in 2011. Interest expense in the first quarter of 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 6.625 percent senior notes due March 2018. Interest expense in 2012 compared to 2011, excluding debt refinancing costs, was slightly less due to lower interest rates, partially offset by higher levels of debt, including the issuance of $750 million of senior notes in March 2012. Interest expense as a percentage of average monthly borrowings was 5.5 percent and 5.4 percent in the third quarter and first nine months of 2012, respectively, compared to 5.3 percent and 5.4 percent for the same periods in 2011.

The effective income tax rate for earnings from continuing operations was 26.5 percent for the first nine months of 2012 compared to 29.6 percent for the first nine months of 2011. The lower rate in 2012 was primarily the net result of the release of various income tax reserves reviewed by, and effectively settled with, various taxing jurisdictions and a lower income tax rate on foreign earnings. The full-year 2012 effective income tax rate on continuing operations is expected to be approximately 27 percent on a U.S. GAAP basis.

Equity in Results of Affiliates

In October 2011, we acquired our partners’ 60 percent equity interests in QMCP, and our joint venture in Vietnam began production of metal beverage containers in the first quarter of 2012.

RESULTS OF BUSINESS SEGMENTS

Metal Beverage Packaging, Americas and Asia

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Net sales	$1,169.6	$1,125.4	$3,426.9	$3,321.8

Segment earnings	$142.2	$120.1	$384.5	$361.8
Business consolidation and other activities (a)	(31.5)	(1.4)	(32.9)	(14.8)
Total segment earnings	$110.7	$118.7	$351.6	$347.0

Segment earnings before business consolidation costs as a % of segment net sales	12.2%	10.7%	11.2%	10.9%

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

Segment sales in the third quarter and first nine months of 2012 were $44.2 million and $105.1 million higher compared to the same periods in 2011, respectively. The increases in the third quarter and first nine months were primarily due to higher sales volumes, mix and contribution from the new facilities in Qingdao, PRC, and Alagoinhas, Brazil.

Segment earnings in the third quarter and first nine months of 2012 were $22.1 million higher and $22.7 million higher compared to the same periods of 2011, respectively. The increase in third quarter earnings was primarily due to favorable pricing and product sales mix, higher sales volumes and favorable manufacturing performance. The increased earnings in the first nine months of 2012 were due to favorable pricing and product sales mix of $21 million and higher sales volumes, offset by unfavorable manufacturing performance.

Metal Beverage Packaging, Europe

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Net sales	$493.4	$515.7	$1,512.6	$1,566.6

Segment earnings	$61.8	$64.9	$181.2	$202.7
Business consolidation and other activities (a)	(3.5)	—	(6.2)	(2.9)
Total segment earnings	$58.3	$64.9	$175.0	$199.8

Segment earnings before business consolidation costs as a % of segment net sales	12.5%	12.6%	12.0%	12.9%

(a)         Further details of these items are included in Note 6 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture of metal beverage containers, extruded aluminum aerosol containers and aluminum slugs. Ball has manufacturing facilities located in Germany, the United Kingdom, France, the Netherlands, Poland, Serbia and the Czech Republic. During the third quarter of 2012, we acquired certain beverage can manufacturing assets from Tubettificio, a small regional manufacturer in Italy. In January 2011, we acquired Aerocan S.A.S. (Aerocan), a leading European supplier of aluminum aerosol cans, bottles and slugs; further details are available in Note 4 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Segment sales in the third quarter and first nine months of 2012 decreased $22.3 million and $54.0 million compared to the same periods in 2011, respectively. The decrease in the third quarter was primarily due to unfavorable currency exchange effects and unfavorable pricing and product mix, partially offset by higher sales volumes. The decrease in the first nine months was due to unfavorable currency exchange effects, partially offset by higher sales volumes and improved product mix.

Segment earnings in the third quarter and first nine months of 2012 decreased $3.1 million and $21.5 million compared to the same periods in 2011, respectively. The decrease in the third quarter was attributable to unfavorable currency exchange effects on improved quarter-over-quarter euro earnings due to higher sales volumes, partially offset by price/cost compression. The decrease in the first nine months was attributable to unfavorable currency exchange effects of $21 million on flat year-over-year euro earnings due to higher sales volumes offset by price/cost compression.

Metal Food and Household Products Packaging, Americas

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Net sales	$403.2	$413.2	$1,061.2	$1,103.6

Segment earnings	$42.6	$39.5	$102.5	$120.6
Business consolidation and other activities (a)	—	(1.4)	—	(1.4)
Total segment earnings	$42.6	$38.1	$102.5	$119.2

Segment earnings before business consolidation costs as a % of segment net sales	10.6%	9.6%	9.7%	10.9%

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

Segment sales in the third quarter and first nine months of 2012 were $10.0 million and $42.4 million lower compared to the same periods of 2011, respectively. Lower sales in the third quarter were primarily due to reduced seasonal vegetable pack volumes, partially offset by favorable pricing and product mix. Lower sales in the first nine months were due to lower volumes, partially offset by pricing and product mix.

Segment earnings in the third quarter and first nine months of 2012 were $3.1 million higher and $18.1 million lower compared to the same periods of 2011, respectively. Higher earnings in the third quarter were primarily due to favorable pricing and product mix, partially offset by lower 2012 sales volumes. Lower earnings in the first nine months were primarily due to nonrecurring inventory holding gains in 2011 of $16 million and lower 2012 sales volumes of $16 million, partially offset by favorable pricing and product mix and improved manufacturing performance.

Aerospace and Technologies

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Net sales	$219.9	$208.4	$631.8	$599.5
Segment earnings	22.5	21.2	62.4	61.6
Segment earnings as a % of segment net sales	10.2%	10.2%	9.9%	10.3%

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and the providing of services used in the defense, civil space and commercial space industries.

Segment sales in the third quarter and first nine months of 2012 increased $11.5 million and $32.3 million compared to the same periods in 2011, respectively, primarily due to higher sales from U.S. national defense contracts. Segment earnings increased as a result of continued strong program performance and higher sales.

Contracted backlog in the aerospace and technologies segment was approximately $1.1 billion at September 30, 2012, compared to approximately $897 million at December 31, 2011. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

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

	Nine Months Ended
	September 30,	October 2,
($ in millions)	2012	2011

Cash flows provided by (used in) operating activities	$388.3	$441.0
Cash flows provided by (used in) investing activities	(204.2)	(626.3)
Cash flows provided by (used in) financing activities	(169.8)	216.3

Cash flows from operations in the first nine months of 2012 were lower than in the first nine months of 2011 due to approximately $90 million higher U.S. pension funding, partially offset by net favorable working capital changes. The favorable working capital changes in the first nine months of 2012 compared to the changes in the first nine months of 2011 were primarily related to higher days payable outstanding and more effective inventory management, partially offset by higher days sales outstanding. Days payable outstanding (annualized) increased from 38 days to 44 days, inventory days on hand (annualized) decreased from 54 days to 48 days and days sales outstanding (annualized) increased from 44 days to 48 days.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $110 million in 2012, of which $109 million was contributed as of September 30, 2012. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $22 million for the full year.

We expect 2012 capital expenditures for property, plant and equipment to be less than $350 million, and approximately $120 million was contractually committed as of September 30, 2012. Capital expenditures are expected to be funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $304.9 million in the first nine months of 2012 compared to $381.3 million in the first nine months of 2011. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 14 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until December 2015, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $3.3 billion at September 30, 2012, was slightly higher than the amount outstanding at December 31, 2011, of $3.1 billion.

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

At September 30, 2012, approximately $983 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to the long-term committed credit facilities, the company had approximately $476 million of short-term uncommitted credit facilities available at September 30, 2012, of which $154.1 million was outstanding and due on demand.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, which was amended in September 2012. The maximum the company can borrow under the amended agreement can vary between $110 million and $235 million depending on the seasonal accounts receivable balances of the company’s North American packaging businesses. Prior to the amendment in September, the maximum borrowings could vary between $150 million and $275 million. The amount of accounts receivable sold under the securitization program was $124.0 million and $231.0 million at September 30, 2012, and December 31, 2011, respectively.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at September 30, 2012, and December 31, 2011, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions)	2012	2011	2012	2011

Earnings before taxes, as reported	$174.4	$185.6	$488.9	$542.0
Interest expense	44.2	43.0	149.3	134.7
Earnings before interest and taxes (EBIT)	218.6	228.6	638.2	676.7
Business consolidation and other activities	36.8	3.3	44.0	19.7
Comparable EBIT	$255.4	$231.9	$682.2	$696.4

Our calculation of comparable net earnings is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
($ in millions, except per share amounts)	2012	2011	2012	2011

Net earnings attributable to Ball Corporation, as reported	$115.1	$132.1	$342.9	$366.5
Discontinued operations, net of tax	2.2	1.3	2.9	2.9
Business consolidation and other activities, net of tax	24.2	2.0	29.1	12.1
Debt refinancing costs, net of tax	—	—	9.2	—
Comparable Earnings	$141.5	$135.4	$384.1	$381.5

Per diluted share, as reported	$0.73	$0.79	$2.16	$2.15
Per diluted share, as adjusted	$0.90	$0.81	$2.42	$2.24

Our calculations of comparable EBITDA, the comparable EBIT to interest ratio and the net debt to comparable EBITDA ratio for the 12 months ended September 30, 2012, are summarized below:

($ in millions, except ratios)

Net earnings from continuing operations	$443.1
Add interest expense	191.7
Add tax provision	170.8
Less equity in results of affiliates	(7.2)
Earnings before interest and taxes (EBIT)	798.4
Add business consolidation and other activities	54.6
Comparable EBIT	853.0
Add depreciation and amortization	289.1
Comparable EBITDA	$1,142.1

Interest expense, excluding debt refinancing costs of $15.1 million	$(176.6)

Total debt at September 30, 2012	$3,333.8
Less cash and cash equivalents	(181.2)
Net debt	$3,152.6

Comparable EBIT/Interest Expense	4.8x
Net debt/Comparable EBITDA	2.8x

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. During the first quarter of 2012, the company implemented a new financial consolidation system, which included modifications to certain processes and related controls for the company’s financial reporting, and this new consolidation system has undergone extensive review and testing. The implementation was not undertaken in response to any identified deficiency or weakness of internal controls over financial reporting. There were no other material changes to internal controls during the company’s first nine months of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.               OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended September 30, 2012, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 30, 2012.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 2 to August 5, 2012	893,902	$40.92	893,902	21,809,109
August 6 to September 2, 2012	565,400	42.13	565,400	21,243,709
September 3 to September 30, 2012	—	—	—	21,243,709
Total	1,459,302	41.39	1,459,302

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

Item 3.         Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2012.

Item 4.         (Reserved)

Item 5.         Other Information

There were no events required to be reported under Item 5 for the quarter ended September 30, 2012.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 9, 2012

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101