Form 10-K
period 2012-12-31
BALL CORP
filed 2013-02-22
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 1-7349

Ball Corporation

State of Indiana	35-0160610
(State of other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10 Longs Peak Drive, P.O. Box 5000
Broomfield, Colorado	80021-2510
(Address of registrant’s principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 469-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $6.4 billion based upon the closing market price and common shares outstanding as of July 1, 2012.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 15, 2013
Common Stock, without par value Preferred Stock Purchase Right	149,437,900 shares 74,718,950 rights

DOCUMENTS INCORPORATED BY REFERENCE

1.        Proxy statement to be filed with the Commission within 120 days after December 31, 2012, to the extent indicated in Part III.

Ball Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2012

PART I

Item 1.   Business

Ball Corporation and its consolidated subsidiaries (Ball, we, the company or our) is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment. In 2012, our total consolidated net sales were $8.7 billion. Our packaging businesses were responsible for 90 percent of our net sales, with the remaining 10 percent contributed by our aerospace business.

Our largest product lines are aluminum and steel beverage containers. We also produce steel food containers and steel and aluminum containers for beverages, food, personal care and household products, as well as steel paint cans, decorative steel tins and aluminum slugs.

We sell our packaging products mainly to major beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the People’s Republic of China (PRC), Brazil, Mexico and Argentina, as do our equity joint ventures in the U.S. and Vietnam. Our significant customers include: Anheuser-Busch InBev n.v./s.a., Heineken N.V., MillerCoors LLC, PepsiCo Inc. and its affiliated bottlers, SABMiller plc, The Coca-Cola Company and its affiliated bottlers, and Unilever N.V.

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

•                  Aligning ourselves with the right customers and markets

•                  Broadening our geographic reach and

•                  Leveraging our know-how and technological expertise to provide a competitive advantage

We also maintain a clear and disciplined financial strategy focused on improving shareholder returns through:

•                  Delivering earnings per share growth of 10 percent to 15 percent per annum over the long-term

•                  Focusing on free cash flow generation

•                  Increasing Economic Value Added (EVA®) dollars

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund strategic capital investments, (3) to fund stock buy-back programs and dividend payments and (4) to service the company’s debt. We will, when we believe it will benefit the company and our shareholders, make strategic acquisitions, enter into joint ventures or divest parts of our company. The compensation of many of our employees is tied directly to the company’s performance through our EVA® incentive programs.

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

Metal Beverage Packaging, Americas and Asia, Segment

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 52 percent of consolidated net sales in 2012. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Americas

Metal beverage containers and ends are produced at 17 manufacturing facilities in the U.S., one in Canada and four in Brazil. Ends are produced within four of the U.S. facilities, including two facilities that manufacture only ends, and one facility in Brazil. Additionally, Rocky Mountain Metal Container, LLC, a 50-percent investment owned by Ball and MillerCoors LLC, operates metal beverage container and end manufacturing facilities in Golden, Colorado.

The North American metal beverage container manufacturing industry is relatively mature, and industry volumes for certain types of containers have declined over the past several years. Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases in its existing facilities to meet market demand, which may include both permanent and temporary capacity realignment. Late in the second quarter of 2012, we were notified of a reduction in standard 12-ounce container requirements for a Beverage, Americas, customer, starting in January 2013. A meaningful portion of this reduction in volume will be offset with growing demand for specialty container volumes from new and existing customers. We expanded our Alumi-Tek® bottle production to our Golden, Colorado, facility, and expanded our specialty container capabilities in several of our facilities.

In August 2010, Ball acquired an additional 10.1 percent economic interest in its Brazilian metal beverage packaging joint venture, Latapack-Ball Embalagens Ltda. (Latapack-Ball), through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and resulted in Ball becoming the primary beneficiary of the entity and, consequently, consolidating the joint venture. In February 2011, we announced plans to construct a new metal beverage container manufacturing facility in northeast Brazil, which is one of the fastest growing regions of the country. The new facility is located in Alagoinhas, Bahia, and began production in the first quarter of 2012 with the output from the first line contracted under a long-term agreement. In December 2012, we announced the construction of a second can line in Alagoinhas, which is expected to begin production in the second half of 2013.

According to publicly available information and company estimates, the combined Americas metal beverage container industry represents approximately 116 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada and three companies manufacture substantially all such containers in Brazil. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced approximately 43 billion recyclable metal beverage containers in the Americas in 2012 — about 37 percent of the aggregate production. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September while in Brazil, sales volumes tend to be highest from September through December. All of the beverage containers produced by Ball in the U.S., Canada and Brazil are made of aluminum, as are almost all beverage containers produced by our competitors in those countries. In 2012 we were able to recover substantially all aluminum-related cost increases levied by sheet producers through either financial or contractual means. In the metal beverage packaging, Americas, segment, six aluminum suppliers provide virtually all of our requirements.

Metal beverage containers are sold based on price, quality, service, innovation and sustainability in a highly competitive market, which is relatively capital intensive and is characterized by facilities that run more or less continuously in order to operate profitably. In addition, the metal beverage container competes aggressively with other packaging materials. The glass bottle has maintained a meaningful position in the packaged beer industry, while the polyethylene terephthalate (PET) container has grown significantly in the carbonated soft drink and water industries over the past quarter century.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Asia

The metal beverage container market in the PRC is approximately 19 billion containers, of which Ball’s operations represented an estimated 28 percent in 2012. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC, and we plan to prudently add capacity where necessary to continue to supply this growing market. Eight other manufacturers account for the remainder of the production. Our operations include the manufacture of aluminum containers and ends in five facilities in the PRC. We also manufacture and sell high-density plastic containers in two PRC facilities primarily servicing the motor oil industry.

In October 2011, we acquired our partners’ 60 percent interest in Qingdao M.C. Packaging Ltd. (QMCP), a joint venture metal beverage container facility in Qingdao, PRC. The facility was relocated and expanded in Qingdao, PRC, and began production in the second quarter of 2012. Additionally, in March 2011, we entered into a joint venture agreement with Thai Beverage Can Limited to construct a beverage container manufacturing facility in Vietnam that began production in the first quarter of 2012.

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

Metal Beverage Packaging, Europe, Segment

The European metal beverage container market, excluding Russia, is approximately 54 billion containers, and we are the second largest producer with an estimated 32 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix.

During the third quarter of 2012, we acquired Tubettificio Europeo S.p.A. (Tubettificio), a small regional manufacturer of metal beverage packaging containers in Italy and consolidated it into other existing facilities. In January 2011, Ball completed the acquisition of Aerocan S.A.S. (Aerocan), a leading European supplier of extruded aluminum aerosol containers, for €221.7 million ($295.2 million) in cash and assumed debt, which was net of $26.2 million of cash acquired. The acquisition of Aerocan has enabled Ball to expand into a new product category that is growing faster than other parts of our business, while aligning with a new customer base at returns that meet or exceed the company’s cost of capital. See Note 3 to the consolidated financial statements within Item 8 of this annual report for further details.

The metal beverage packaging, Europe, segment, which accounted for 22 percent of Ball’s consolidated net sales in 2012, supplies two-piece metal beverage containers and ends for producers of carbonated soft drinks, beer, energy drinks and other beverages, as well as extruded aluminum aerosol containers and aluminum slugs. The European operations consist of 16 facilities — 10 beverage container facilities, three extruded aluminum aerosol facilities, two beverage end facilities and one aluminum slug facility — of which four are located in Germany, four in the United Kingdom, four in France and one each in the Netherlands, Poland, Serbia and the Czech Republic. In addition, Ball is currently renting additional space on the premises of a supplier in Haslach, Germany, in order to produce the Ball Resealable End (BRE). The European beverage facilities produced approximately 17 billion metal beverage containers in 2012, with approximately 57 percent of those being produced from aluminum and 43 percent from steel. Six of the beverage container facilities use aluminum and four use steel. The European aluminum aerosol facilities produced approximately 725 million aluminum aerosol containers in 2012.

Beginning in the first quarter of 2013, the European extruded aluminum packaging operations will be reflected in the metal food and household products packaging, Americas, segment.

Sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand leading up to the winter holiday season in the United Kingdom. Much like other parts of the world, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries.

European raw material supply contracts are generally for a period of one year, although Ball has negotiated some longer term agreements. In Europe three steel suppliers and two aluminum suppliers provide 94 percent of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of the European operations are non-U.S. dollars. The company generally tries to minimize the resulting exchange rate risk using derivative and supply contracts in local currencies. In addition, purchase and sales contracts generally include fixed price, floating and pass-through pricing arrangements.

Metal Food and Household Products Packaging, Americas, Segment

The metal food and household products packaging, Americas, segment, accounted for 16 percent of consolidated net sales in 2012. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol, paint and general line containers, as well as decorative specialty containers, extruded aluminum aerosol containers and aluminum slugs. There are a total of 14 facilities in the U.S., one in Canada and one in Mexico, that produce these products. In addition, the company manufactures and sells steel aerosol containers in two facilities in Argentina.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2012 shipments of approximately 5 billion steel food containers to be approximately 17 percent of total U.S. and Canadian metal food container shipments. We estimate our aerosol business accounts for approximately 39 percent of total annual U.S. and Canadian steel aerosol shipments. In the U.S. and Canada, we are the leading supplier of aluminum slugs used in the production of extruded aluminum aerosol containers and estimate our percentage of the total industry shipments to be approximately 87 percent.

In December 2012, the company acquired Envases del Plata S.A. de C.V. (Envases), a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí, for cash of $55.9 million, net of cash acquired, and assumed debt of $72.7 million. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition is expected to provide a platform to grow the company’s existing North American extruded aluminum business, providing a new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and pouches. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. In North America, three steel suppliers provide nearly 65 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs. In 2012, we were able to pass through the majority of steel cost increases levied by producers.

Cost containment is crucial to maintaining profitability in the food and aerosol container manufacturing industries and Ball is focused on doing so. Toward that end, in the second quarter of 2011, Ball closed its metal food container manufacturing facility in Richmond, British Columbia.

In February 2013, Ball announced the closure of its metal food and aerosol container manufacturing facility in Elgin, Illinois. The facility, which produces aerosol and specialty steel cans as well as flat steel sheet used by other Ball food and household products packaging facilities, will cease production in the fourth quarter of 2013, and its production capacity will be consolidated into other Ball facilities. In connection with the closure, the company will record an estimated after-tax charge of approximately $21 million for employee severance, pension and other employee benefits costs, the write down to net realizable value of certain fixed assets and other closure costs.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 10 percent of consolidated net sales in 2012, includes national defense hardware; antenna and video component technologies; civil and operational space hardware; and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 90 percent of segment sales in 2012.

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

Backlog in the aerospace and technologies segment was $1.0 billion and $897 million at December 31, 2012 and 2011, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2012 backlog includes $601 million expected to be recognized in revenues during 2013, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $573 million and $470 million at December 31, 2012 and 2011, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

Discontinued Operations — Plastic Packaging, Americas

In August 2010, we completed the sale of our plastics packaging, Americas, business to Amcor Limited and received gross proceeds of $258.7 million. This amount included $15 million of contingent consideration recognized at closing and was net of post-closing adjustments of $21.3 million. The sale of our plastics packaging business included five U.S. facilities that manufactured PET bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets and liabilities.

Patents

In the opinion of the company’s management, none of our active patents or groups of patents is material to the successful operation of our business as a whole. We manage our intellectual property portfolio to obtain the durations necessary to achieve our business objectives.

Research and Development

Research and development (R&D) efforts in our packaging segments are primarily directed toward packaging innovation, specifically the development of new features, sizes, shapes and types of containers, as well as new uses for existing containers. Other additional R&D efforts in these segments seek to improve manufacturing efficiencies and the overall sustainability of our products. Our packaging R&D activities are primarily conducted in the Ball Technology & Innovation Center (BTIC) located in Westminster, Colorado, and in a technical center located in Bonn, Germany.

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

Additional information regarding company R&D activity is contained in Note 1 to the consolidated financial statements within Item 8 of this annual report, as well as in Item 2, “Properties.”

Sustainability and the Environment

Sustainability is a key part of maximizing value at Ball. In our global operations, we focus our sustainability efforts on employee safety, and reducing energy, water, waste and air emissions. In addition to those operational priorities, we identified innovation, recycling, talent management, supply chain management and community involvement as priorities for our corporate sustainability efforts. By continuously working toward reducing the environmental impacts of our products throughout their life cycle, we also improve our financial results. Information about our corporate management, goals and performance data are available at www.ball.com/sustainability.

The biggest opportunity to further minimize the environmental impacts of metal packaging is to increase recycling rates. Aluminum and steel are infinitely recyclable materials, and metal packaging is already the most recycled packaging in the world. By using recycled material for the production of aluminum and steel, up to 95 percent of the energy used for the production of virgin material can be saved. In some of Ball’s markets such as Brazil, China and several European countries, recycling rates for beverage containers are in excess of 90 percent. Recycling rates vary throughout Europe but average around 67 percent for aluminum beverage containers and 71 percent for steel containers. The 2011 recycling rate in the U.S. for aluminum beverage containers was 65 percent. The 2011 U.S. recycling rate for steel containers was 71 percent.

In several of Ball’s markets we help establish and financially support recycling initiatives. Educating consumers about the benefits of recycling aluminum and steel containers and collaborating with industry partners to create effective collection and recycling systems contribute to increased recycling rates. For more details about programs we support, please visit www.ball.com/recycling.

Employee Relations

At the end of 2012, the company and its subsidiaries employed approximately 8,800 employees in the U.S. and 6,200 in other countries. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

There can be no assurance that the company’s business acquisitions will be successfully integrated into the acquiring company. (See Note 3 to the consolidated financial statements within Item 8 of this annual report for details of acquisitions made during the three years ended December 31, 2012.)

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

For the year ended December 31, 2012, 74 percent of our consolidated net sales were from the sale of metal beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of metal beverage containers. Our business would suffer if the use of metal beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, or the demand for aluminum and steel containers does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Changes in laws and governmental regulations may adversely affect our business and operations.

We and our customers and suppliers are subject to various federal, state and provincial laws and regulations, which are increasing in number and complexity. Each of our, and their, facilities is subject to federal, state, provincial and local licensing and regulation by health, environmental, workplace safety and other agencies in multiple jurisdictions. Requirements of worldwide governmental authorities with respect to manufacturing, manufacturing facility locations within the jurisdiction, product content and safety, climate change, workplace safety and health, environmental, expropriation of assets and other standards could adversely affect our ability to manufacture or sell our products, and the ability of our customers and suppliers to manufacture and sell their products. In addition, we face risks arising from compliance with and enforcement of increasingly numerous and complex federal, state, country and provincial laws and regulations.

Enacted regulatory developments regarding the reporting and use of “conflict minerals” mined from the Democratic Republic of the Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who provide conflict-free materials, and we cannot give assurance that we will be able to obtain such products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all materials used in the products that we sell. The compliance and reporting aspects of these regulations may result in incremental costs to the company.

While deposit systems and other container-related legislation have been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in many others. We anticipate that continuing efforts will be made to consider and adopt such legislation in the future. The packages we produce are widely used and perform well in U.S. states, Canadian provinces and European countries that have deposit systems, as well as in other countries world-wide.

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

We derived approximately 37 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2012. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

•                  political and economic instability;

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

Our reporting currency is the U.S. dollar. A portion of Ball’s operations, including assets and liabilities and revenues and expenses, have been denominated in various currencies other than the U.S. dollar, and we expect such operations will continue to be so denominated. As a result, the U.S. dollar value of these operations has varied, and will continue to vary, with exchange rate fluctuations. Ball has been, and is presently, primarily exposed to fluctuations in the exchange rate of the euro, British pound, Canadian dollar, Polish zloty, Chinese yuan, Brazilian real and other currencies.

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

We believe that our future success depends, in part, on our experienced management team. Unforeseen losses of key members of our management team without appropriate succession and/or compensation planning could make it difficult for us to manage our business and meet our objectives.

Decreases in our ability to apply new technology and know-how may affect our competitiveness.

Our success depends partially on our ability to improve production processes and services. We must also introduce new products and services to meet changing customer needs. If we are unable to implement better production processes or to develop new products through research and development or licensing of new technology, we may not be able to remain competitive with other manufacturers. As a result, our business, financial condition or results of operations could be adversely affected.

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

As of December 31, 2012, approximately 46 percent of our North American packaging facility employees and approximately 75 percent of our European packaging plant employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

Our aerospace and technologies segment is subject to certain risks specific to that business.

In our aerospace business, U.S. government contracts are subject to reduction or modification in the event of changes in requirements, and the government may also terminate contracts at its convenience pursuant to standard termination provisions. In such instances, Ball may be entitled to reimbursement for allowable cost and profits on authorized work that has been performed through the date of termination.

In addition, budgetary constraints may result in further reductions to projected spending levels by the U.S. government. In particular, government expenditures are subject to the potential for automatic reductions, generally referred to as “sequestration.” Sequestration may occur during 2013, resulting in significant additional reductions to spending by various U.S government defense and aerospace agencies on both existing and new contracts, as well as the disruption of ongoing programs. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on agency spending levels. Due to these and other factors, overall spending on various programs could decline, which could result in significant reductions to revenue, cash flows, net earnings and backlog primarily in our aerospace and technologies segment.

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

As a U.S. government contractor, we could be adversely affected by changes in regulations or any negative findings from a U.S. government audit or investigation.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review under the new DoD Federal Acquisition Regulation Supplement (DFARS) effective May 18, 2011, are accounting and billing systems, purchasing systems, estimating systems, material management and accounting systems and earned value management systems. Any costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, such as epoxy-based coatings utilized in our container making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the United States, Canada, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe for food contact at current levels, and these regulatory agencies have stated that human exposure to BPA from epoxy-based container coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements or other adverse information concerning BPA could have a material adverse effect on our business, financial condition or results of operations.  Ball recognizes that significant interest exists in non epoxy-based coatings, and we have been proactively working with coatings suppliers and our customers to evaluate alternatives to current coatings.

Net earnings and net worth could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2012. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth.

If the investments in Ball’s pension plans, or in the multiemployer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses and fund growth opportunities.

Ball maintains defined benefit pension plans covering substantially all of its North American and United Kingdom employees, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed income securities and, in the U.S., alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity. Additional risks exist related to the company’s participation in multiemployer pension plans.  Assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers.  If a participating employer in a multiemployer pension plan stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participants.  This could result in increases to our contributions to the plans as well as pension expense.

Restricted access to capital markets could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

On December 31, 2012, we had total debt of $3.3 billion and unused committed credit lines of approximately $773 million. A reduction in global market liquidity could:

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

In addition, approximately one-fourth of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

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

Ball’s corporate headquarters and the aerospace and technologies segment management offices are located in Broomfield, Colorado. The operations of the aerospace and technologies segment occupy a variety of company-owned and leased facilities in Colorado, which together aggregate 1.4 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations carry on business in smaller company-owned and leased facilities in New Mexico, Ohio, Virginia and Washington, D.C.

The offices of the company’s various North American packaging operations are located in Westminster, Colorado; the offices for the European packaging operations are located in Zurich, Switzerland; the offices for the PRC packaging operations are located in Hong Kong; and Latapack-Ball’s offices are located in São Paulo, Brazil. The company’s BTIC research and development facility and European technical center are located in Westminster, Colorado, and in Bonn, Germany, respectively.

Information regarding the approximate size of the manufacturing locations for significant packaging operations, which are owned or leased by the company, is set forth below. Facilities in the process of being constructed or that have ceased production have been excluded from the list. Where certain locations include multiple facilities, the total approximate size for the location is noted. In addition to the facilities listed, the company leases other warehousing space.

Approximate
Floor Space in
Plant Location	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities:
North America
Fairfield, California	337,000
Golden, Colorado	509,000
Gainesville, Florida	88,000
Tampa, Florida	276,000
Rome, Georgia	386,000
Kapolei, Hawaii	131,000
Monticello, Indiana	356,000
Saratoga Springs, New York	290,000
Wallkill, New York	312,000
Reidsville, North Carolina	452,000
Findlay, Ohio (a)	733,000
Whitby, Ontario, Canada	205,000
Conroe, Texas	275,000
Fort Worth, Texas	322,000
Bristol, Virginia	242,000
Williamsburg, Virginia	400,000
Fort Atkinson, Wisconsin	250,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Alagoinhas, Bahia, Brazil	375,000
Jacarei, Sao Paulo, Brazil	467,000
Salvador, Bahia, Brazil	99,000
Tres Rios, Rio de Janeiro, Brazil	418,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location (continued)	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities (continued):
Asia
Beijing, PRC	303,000
Hubei (Wuhan), PRC	237,000
Sanshui (Foshan), PRC	544,000
Shenzhen, PRC	377,000
Taicang, PRC (leased)	81,000
Tianjin, PRC	47,000
Qingdao, PRC	326,000

Metal beverage packaging, Europe, manufacturing facilities:
Velim, Czech Republic	186,000
Beaurepaire, France	83,000
Bellegarde, France	124,000
Bierne, France	263,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	283,000
Hermsdorf, Germany	425,000
Weissenthurm, Germany	331,000
Oss, Netherlands	344,000
Radomsko, Poland	312,000
Belgrade, Serbia	352,000
Devizes, United Kingdom	94,000
Deeside, United Kingdom	115,000
Rugby, United Kingdom	175,000
Wrexham, United Kingdom	222,000

Metal food and household products packaging, Americas, manufacturing facilities:
North America
Springdale, Arkansas	286,000
Oakdale, California	370,000
Danville, Illinois	110,000
Elgin, Illinois (including leased warehouse space)	563,000
Baltimore, Maryland (including leased warehouse space)	251,000
San Luis Potosí, Mexico	84,000
Columbus, Ohio	305,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	162,000
Sherbrooke, Quebec, Canada	99,000
Chestnut Hill, Tennessee	305,000
Verona, Virginia	72,000
Weirton, West Virginia (leased)	332,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (including leased warehouse space) (a)	502,000

South America
Buenos Aires, Argentina (leased)	34,000
San Luis, Argentina	51,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Item 3.         Legal Proceedings

Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this annual report.

Item 4.         Mine Safety Disclosures.

Not applicable.

Part II

Item 5.         Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange. There were 5,479 common shareholders of record on February 15, 2013.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2012.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 28, 2012	—	$—	—	21,243,709
October 29 to November 25, 2012	1,947,528	$43.90	1,947,528	19,296,181
November 26 to December 29, 2012	2,609,809	$44.50	2,609,809	16,686,372
Total	4,557,337	$44.24	4,557,337

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

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2012 and 2011 (on a calendar quarter basis) were:

	2012				2011
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$45.47	$43.79	$43.70	$42.99	$36.11	$40.56	$39.55	$37.43
Low	41.11	39.33	38.39	35.66	29.69	30.67	35.60	33.41
Dividends per share	0.10	0.10	0.10	0.10	0.07	0.07	0.07	0.07

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2012. It assumes $100 was invested on December 31, 2007, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/07)

Total Return Analysis

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012

Ball Corporation	$100.00	$93.28	$117.01	$155.14	$164.09	$207.62
DJ US Containers & Packaging	$100.00	$61.55	$84.76	$97.78	$96.27	$107.76
S&P 500	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13

Source: Bloomberg L.P. ®Charts

Item 6.         Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2012	2011	2010	2009	2008

Net sales	$8,735.7	$8,630.9	$7,630.0	$6,710.4	$6,826.1

Earnings before interest and taxes (EBIT)	$790.5	$836.9	$764.6	$653.8	$580.6
Total interest expense	(194.9)	(177.1)	(158.2)	(117.2)	(137.7)
Earnings before taxes	$595.6	$659.8	$606.4	$536.6	$442.9

Net earnings attributable to Ball Corporation from:
Continuing operations (a)	$406.3	$446.3	$542.9	$390.1	$314.9
Discontinued operations	(2.8)	(2.3)	(74.9)	(2.2)	4.6
Total net earnings attributable to Ball Corporation	$403.5	$444.0	$468.0	$387.9	$319.5

Basic earnings per share (b):
Basic — continuing operations (a)	$2.63	$2.70	$3.00	$2.08	$1.64
Basic — discontinued operations	(0.02)	(0.01)	(0.41)	(0.01)	0.03
Basic earnings per share	$2.61	$2.69	$2.59	$2.07	$1.67

Weighted average common shares outstanding (000s) (b)	154,648	165,275	180,746	187,572	191,714

Diluted earnings per share (b):
Diluted — continuing operations (a)	$2.57	$2.64	$2.96	$2.05	$1.62
Diluted — discontinued operations	(0.02)	(0.01)	(0.41)	(0.01)	0.03
Diluted earnings per share	$2.55	$2.63	$2.55	$2.04	$1.65

Diluted weighted average common shares outstanding (000s) (b)	158,084	168,590	183,538	189,978	194,038

Total assets	$7,507.1	$7,284.6	$6,927.7	$6,488.3	$6,368.7
Total interest bearing debt and capital lease obligations	$3,305.1	$3,144.1	$2,812.3	$2,596.2	$2,410.1
Cash dividends per share (b)	$0.40	$0.28	$0.20	$0.20	$0.20
Total cash provided by operating activities	$853.2	$948.4	$515.2	$559.7	$627.6

Non-GAAP Measures (c)

Comparable EBIT	$893.3	$867.2	$753.6	$640.4	$617.3
Comparable earnings	$483.0	$459.6	$433.0	$372.4	$337.6
Diluted earnings per share (comparable basis)	$3.06	$2.73	$2.36	$1.96	$1.74
Free cash flow	$548.2	$504.6	$505.8	$372.6	$320.7

(a)         Includes business consolidation activities and other items affecting comparability between years. Additional details about the 2012, 2011 and 2010 items are available in Notes 3, 4 and 5 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)         The 2009 and 2008 amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

(c)          Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. See below for reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures. Further discussion of non-GAAP financial measures is available in Item 7 of this annual report under Other Liquidity Measures.

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2012	2011	2010	2009	2008

Earnings before taxes, as reported	$595.6	$659.8	$606.4	$536.6	$442.9
Total interest expense	194.9	177.1	158.2	117.2	137.7
Earnings before interest and taxes (EBIT)	790.5	836.9	764.6	653.8	580.6
Business consolidation and other activities	102.8	30.3	(11.0)	(13.4)	36.7
Comparable EBIT	$893.3	$867.2	$753.6	$640.4	$617.3

Net earnings attributable to Ball Corporation, as reported	$403.5	$444.0	$468.0	$387.9	$319.5
Discontinued operations, net of tax	2.8	2.3	74.9	2.2	(4.6)
Business consolidation and other activities, net of tax	67.5	22.5	(9.3)	13.0	27.1
Equity earnings and gains related to acquisitions, net of tax	—	(9.2)	(105.9)	—	—
Gains on dispositions, net of tax	—	—	—	(30.7)	(4.4)
Debt refinancing costs, net of tax	9.2	—	5.3	—	—
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$483.0	$459.6	$433.0	$372.4	$337.6

Total cash provided by operating activities	$853.2	$948.4	$515.2	$559.7	$627.6
Adjust for increase in accounts receivable due to change in accounting for securitization program	—	—	250.0	—	—
Capital expenditures, including discontinued operations	(305.0)	(443.8)	(259.4)	(187.1)	(306.9)
Free cash flow	$548.2	$504.6	$505.8	$372.6	$320.7

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

OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. In the rigid packaging industry, sales and earnings can be increased by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. We also provide aerospace and other technologies and services to governmental and commercial customers.

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the PRC and South America, as do our equity joint ventures in the U.S. and Vietnam. The overall metal beverage and aerosol container industries are growing globally and are expected to continue to grow in the medium to long term despite the North American market seeing a continued slight decline. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors.

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of metal through the inclusion of provisions in a majority of our packaging sales contracts to pass through metal price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

We recognize sales under long-term contracts in the aerospace and technologies segment using percentage-of-completion under the cost-to-cost method of accounting. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of aerospace and technologies total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

The aerospace and technologies contract mix in 2012 consisted of approximately 60 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 34 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of labor at fixed hourly rates. The contracted backlog of approximately $1.0 billion at December 31, 2012, consisted of approximately 38 percent fixed price contracts.

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. During 2012 and 2011, we made progress on each of our Drive for 10 levers as described in the following:

•                  maximizing value in our existing businesses through reducing standard beverage container and end capacity in North America and the expansion of specialty container production to meet current demand, redeployment of surplus equipment to other global locations, closure of certain metal beverage facilities and relocating our European headquarters to Zurich, Switzerland, to gain business, customer and supplier efficiencies;

•                  expanding into new products and capabilities through expansion into extruded aluminum aerosol manufacturing with the acquisitions of Envases in December 2012 and Aerocan in January 2011;

•                  aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout the global network;

•                  broadening our geographic reach with the construction and start up of three beverage container manufacturing facilities in China, Brazil and Vietnam; and

•                  leveraging our technological expertise in packaging innovation and aerospace technologies to maintain our competitive advantage today and in the future. The backlog in our aerospace business increased 14 percent during 2012 to $1.0 billion.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales	$8,735.7	$8,630.9	$7,630.0
Net earnings attributable to Ball Corporation	403.5	444.0	468.0
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4.6%	5.1%	6.1%

The increase in net sales in 2012 compared to 2011 was driven largely by higher sales in Aerospace and higher beverage container sales volumes in certain geographical regions being offset by lower sales volumes in food and household containers and unfavorable currency translation effects in Europe. Earnings were favorably impacted by higher sales volumes in certain geographical regions, improved pricing and product sales mix and continued year-over-year improvement in our manufacturing costs while negatively impacted by higher distribution and warehousing costs and new facility start up costs in other markets. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation included discontinued operations, higher business consolidation and debt refinancing costs, a decrease in equity earnings and a lower tax rate in 2012. These items are detailed in the “Management Performance Measures” section below.

The increase in net sales in 2011 compared to 2010 was driven largely by the increase in demand for metal packaging in the PRC, improved beverage container volumes in the Americas, the consolidation of Latapack-Ball, the acquisitions of two PRC joint ventures and the extruded aluminum businesses, and improved aerospace program performance.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $7,174.0 million in 2012 compared to $7,081.2 million in 2011 and $6,254.1 million in 2010. These amounts represented 82.1 percent, 82.0 percent and 82.0 percent of consolidated net sales for those three years, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $282.9 million in 2012 compared to $301.1 million in 2011 and $265.5 million in 2010. These amounts represented 3.2 percent, 3.5 percent and 3.5 percent of consolidated net sales for those three years, respectively. The lower depreciation and amortization expense in 2012 compared to 2011 was primarily due to the revision of estimated useful lives of certain capital equipment and tooling. Further details of the revised estimated lives are available in Note 1 accompanying the consolidated financial statements included within Item 8 of this report. The higher depreciation and amortization expense in 2011 compared to 2010 was primarily due to acquisitions, capital spending in existing businesses in excess of historical levels and changes in currency exchange rates.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $385.5 million in 2012 compared to $381.4 million in 2011 and $356.8 million in 2010. These amounts represented 4.4 percent, 4.4 percent and 4.7 percent of consolidated net sales for those three years, respectively. There were no individually significant items affecting 2012 compared to 2011. The increase in SG&A in 2011 compared to 2010 was due to unfavorable currency exchange effects, the consolidation of our acquisitions and other individually insignificant higher costs.

Interest Expense

Consolidated interest expense was $194.9 million in 2012 compared to $177.1 million in 2011 and $158.2 million in 2010. Interest expense in 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 6.625 percent senior notes due March 2018. Interest expense in 2012 compared to 2011, excluding debt refinancing costs, was slightly higher due to higher levels of debt, including the issuance of $750 million of senior notes in March 2012, partially offset by lower interest rates.

The higher interest expense in 2011 compared to 2010, excluding debt refinancing costs, was due to higher levels of debt related to the acquisitions of Aerocan, JFP and Neuman Aluminum (Neuman), the consolidation of Latapack-Ball and higher share repurchases, as well as the refinancing of the company’s bank credit facilities in December 2010. Interest expense as a percentage of average monthly borrowings was 5.5 percent in 2012, 5.4 percent in 2011 and 5.3 percent in 2010.

Tax Provision

The effective income tax rate for earnings from continuing operations was 27.7 percent in 2012 compared to 30.5 percent in 2011 and 29.0 percent in 2010. The lower rate in 2012 compared to 2011 was primarily the net result of the release of various income tax reserves effectively settled with taxing jurisdictions, a lower income tax rate on foreign earnings and an increased tax benefit on company and trust-owned life insurance. The higher rate in 2011 compared to 2010 was primarily due to significant discrete period tax benefits in 2010 not recurring in 2011 related to a change in entity status of a foreign subsidiary and the 2010 world-wide debt refinancing. These two items were partially offset by a lower 2011 effective income tax rate on foreign earnings, primarily related to the inclusion of a full year of Brazil’s results and the acquisition of Aerocan, both of which have income tax holidays.

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

In June 2010, we acquired our partner’s 65 percent interest in JFP and entered into a long-term supply agreement. In connection with the acquisition, we recorded equity earnings of $24.1 million, which was composed of equity earnings, gains on the forgiveness of debt and guarantees and a gain realized on the fair value of Ball’s equity investment as a result of the required purchase accounting.

Results of Business Segments

Metal Beverage Packaging, Americas and Asia

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales	$4,541.7	$4,415.8	$3,850.4

Segment earnings	$522.5	$481.7	$418.3
Business consolidation and other activities (a)	(52.4)	(11.0)	—
Total segment earnings	$470.1	$470.7	$418.3

Segment earnings before business consolidation costs as a % of segment net sales	11.5%	10.9%	10.9%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold in the PRC. Our acquisition of the remaining 60 percent interest in QMCP was completed in October 2011, and our acquisition of our partner’s 65 percent interest in JFP was completed in June 2010. In August 2010, we acquired an additional economic interest in Latapack-Ball. The results of these acquired entities have been included in the metal beverage packaging, Americas and Asia, segment since their acquisition dates. These acquisitions are discussed in Note 3 to the consolidated financial statements within Item 8 of this annual report.

Segment sales in 2012 were $125.9 million higher compared to 2011 primarily due to favorable sales mix of $73 million, higher sales volumes and contribution from the new facilities in Qingdao, PRC, and Alagoinhas, Brazil.

Segment sales in 2011 were $565.4 million higher compared to 2010 attributable mainly to $268 million from the consolidation of Latapack-Ball and the acquisition of two PRC joint ventures, $190 million from higher sales volumes and $96 million from higher commodity input prices.

Segment earnings in 2012 were $40.8 million higher than in 2011 due to $51 million from favorable sales mix, higher sales volumes and lower depreciation as a result of the change in the estimated useful lives, partially offset by $20 million from higher distribution and warehousing costs and higher tooling, spare parts and dunnage expense as a result of the accounting change.

Segment earnings in 2011 were $63.4 million higher than in 2010 due to $45 million from the consolidation of Latapack-Ball and the acquisition of two PRC joint venture interests, $35 million from higher sales volumes and $16 million from improved manufacturing performance, partially offset by $38 million of higher manufacturing and distribution costs.

Metal Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales	$1,950.0	$2,017.6	$1,699.1

Segment earnings	$219.0	$243.7	$213.5
Business consolidation and other activities (a)	(9.6)	(14.1)	(3.2)
Total segment earnings	$209.4	$229.6	$210.3

Segment earnings before business consolidation costs as a % of segment net sales	11.2%	12.1%	12.6%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Europe, segment includes the manufacture of metal beverage containers, extruded aluminum aerosol containers and aluminum slugs. Ball has manufacturing facilities located in Germany, the United Kingdom, France, the Netherlands, Poland, Serbia and the Czech Republic. During the third quarter of 2012, we acquired Tubettificio, a small regional manufacturer of metal beverage packaging containers in Italy and consolidated it into other existing facilities. In January 2011, we acquired Aerocan, a leading European supplier of aluminum aerosol containers, bottles and slugs. These acquisitions are discussed in Note 3 to the consolidated financial statements within Item 8 of this annual report.

Segment sales in 2012 decreased $67.6 million compared to 2011 due to $157 million from unfavorable currency exchange effects, partially offset by $77 million from higher sales volumes and favorable product sales mix.

Segment sales in 2011 increased $318.5 million compared to 2010 due to $180 million from the inclusion of Aerocan sales, $100 million from the effect of currency exchange rates and $31 million from higher sales volumes.

Segment earnings in 2012 decreased $24.7 million compared to 2011 primarily due to $14 million from unfavorable currency exchange effects and other higher operating costs.

Segment earnings in 2011 increased $30.2 million compared to 2010 due to $38 million earnings contribution from the Aerocan acquisition, $13 million from the effect of currency exchange rates and $13 million from higher volumes, partially offset by $35 million from higher inventory and other costs.

Metal Food and Household Products Packaging, Americas

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales	$1,381.4	$1,426.4	$1,370.1

Segment earnings	$131.1	$133.7	$129.1
Business consolidation and other activities (a)	(27.5)	(1.9)	18.3
Total segment earnings	$103.6	$131.8	$147.4

Segment earnings before business consolidation costs as a % of segment net sales	9.5%	9.4%	9.4%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal food and household products packaging, Americas, segment consists of operations located in the U.S., Canada, Mexico and Argentina that manufacture and sell metal food, aerosol, paint and general line containers, decorative specialty containers, extruded aluminum aerosol containers and aluminum slugs.

In December 2012, the company acquired a manufacturing facility from Envases, a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí, for $55.9 million in cash, net of cash acquired, and assumed debt of $72.7 million. The acquisition is discussed in Note 3 to the consolidated financial statements within Item 8 of this annual report.

Segment sales in 2012 decreased $45.0 million compared to 2011 due to lower sales volumes, partially offset by pricing and product mix.

Segment sales in 2011 increased $56.3 million compared to 2010 primarily due to the inclusion of a full year of aluminum slug sales associated with the Neuman facilities of $108 million and improved pricing and sales mix, partially offset by $73 million from lower sales volumes.

Segment earnings in 2012 decreased $2.6 million compared to 2011 primarily due to nonrecurring inventory holding gains in 2011 of $16 million and lower 2012 sales volumes, partially offset by favorable manufacturing performance and improved pricing and product mix.

Segment earnings in 2011 increased $4.6 million compared to 2010 mainly due to the year over year impact of lower cost inventory of $16 million in 2011, contribution from a full year of aluminum slug sales and improved pricing and sales mix, partially offset by lower sales volumes of $16 million and unfavorable manufacturing performance due to higher fourth quarter 2011 production curtailments.

Aerospace and Technologies

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales	$876.8	$784.6	$713.7

Segment earnings	$86.6	$79.6	$69.8
Business consolidation and other activities (a)	(1.9)	—	—
Total segment earnings	$84.7	$79.6	$69.8

Segment earnings before business consolidation costs as a % of segment net sales	9.9%	10.1%	9.8%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in 2012 increased $92.2 million compared to 2011 primarily due to higher sales from U.S. national defense contracts. Segment earnings in 2012 compared to 2011 increased $7.0 million as a result of continued strong program performance and higher sales.

Segment sales in 2011 increased $70.9 million compared to 2010 primarily due to higher sales from U.S. national defense contracts and existing commercial programs, partially offset by lower sales from civil space programs. Segment earnings in 2011 increased $9.8 million as compared to 2010, due to increased sales, improved performance on fixed-price contracts and better award fees on several of our large cost plus contracts.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 90 percent of segment sales in 2012, 87 percent in 2011 and 96 percent in 2010. Contracted backlog for the aerospace and technologies segment at December 31, 2012 and 2011, was $1.0 billion and $897 million, respectively. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and the funding of programs.

Discontinued Operations — Plastic Packaging, Americas

In August 2010, we completed the sale of our plastics packaging, Americas, business to Amcor Limited and received proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and was net of post-closing adjustments of $21.3 million. The sale of our plastics packaging business included five U.S. facilities that manufactured polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

The following table summarizes the operating results for discontinued operations:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales	$—	$—	$318.5

Business consolidation and other activities	$(4.5)	$(3.0)	$(10.4)
Gain (loss) on sale of business	—	(0.8)	8.6
Loss on asset impairment	—	—	(107.1)
Earnings from operations	—	—	3.5
Tax benefit	1.7	1.5	30.5
Discontinued operations, net of tax	$(2.8)	$(2.3)	$(74.9)

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

	Years Ended December 31,
($ in millions)	2012	2011	2010

Cash flows provided by (used in) operating activities	$853.2	$948.4	$515.2
Cash flows provided by (used in) investing activities	(356.0)	(738.0)	(110.2)
Cash flows provided by (used in) financing activities	(486.9)	(216.8)	(459.6)

Lower operating cash flows in 2012 compared to 2011 were primarily due to approximately $90 million higher U.S. pension funding. Working capital changes in 2012 were primarily related to higher days payable outstanding and more effective inventory management, partially offset by higher days sales outstanding. Days payable outstanding increased from 42 days to 47 days, inventory days on hand decreased from 53 days to 51 days and days sales outstanding increased from 36 days to 37 days.

In the fourth quarter of 2012, the company entered into an accounts receivable factoring program with a financial institution for certain receivables of the company. The program is considered a true sale of the receivables and has a limit of $90 million, of which $75 million was sold as of December 31, 2012.

Cash flows provided by operating activities in 2010 included a working capital outflow of $250 million related to a change in accounting for our accounts receivable securitization program, which was effective January 1, 2010.  Higher operating cash flows in 2011 compared to 2010 (excluding the accounting change) were due primarily to higher earnings before interest and taxes, favorable working capital changes, the consolidation of Latapack-Ball and lower pension funding. The favorable working capital changes in 2011 were primarily related to lower days sales outstanding, higher days payable outstanding and more effective inventory management. Days sales outstanding decreased from 38 days to 36 days, days payable outstanding increased from 39 days to 42 days and inventory days on hand decreased from 61 days to 53 days.

Annual cash dividends paid on common stock were 40 cents per share in 2012, 28 cents per share in 2011 and 20 cents per share in 2010. Total dividends paid were $61.8 million in 2012, $45.7 million in 2011 and $35.8 million in 2010. On January 30, 2013, the company’s board of directors approved an increase in the quarterly dividend to 13 cents per share beginning with the March 15, 2013, payment date.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $494.1 million in 2012, $473.9 million in 2011 and $506.7 million in 2010. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

The senior credit facilities bear interest at variable rates and include a $125 million Term A loan denominated in U.S. dollars, a £46.5 million Term B loan denominated in British sterling and a €91.3 million Term C loan denominated in euros. The facilities also include a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion.

Total interest-bearing debt of $3.3 billion at December 31, 2012, was slightly higher than the amount outstanding at December 31, 2011, of $3.1 billion.

On March 9, 2012, Ball issued $750 million of 5.00 percent senior notes due in March 2022. On the same date, the company tendered for the redemption of its 6.625 percent senior notes originally due in March 2018 in the amount of $450 million, at a redemption price per note of 102.583 percent of the outstanding principal amount plus accrued interest. The company redeemed $392.7 million during the first quarter of 2012, and the remaining $57.3 million was redeemed during the second quarter. The redemption of the bonds resulted in a charge of $15.1 million for the call premium and the write off of unamortized financing costs and premiums. The charge is included as a component of interest expense in the consolidated statement of earnings.

In November 2010, Ball issued $500 million of new 5.75 percent senior notes due in May 2021, and in March 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On April 21, 2010, the company redeemed $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption resulted in a charge of $8.1 million for the call premium and the write off of unamortized financing costs and unamortized premiums. An additional $0.7 million of charges were recorded in connection with the refinancing of the company’s senior credit facilities in 2010. The charges are included as a component of interest expense in the consolidated statement of earnings.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, which was amended in September 2012. The maximum the company can borrow under this agreement may vary between $110 million and $235 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. Prior to the amendment, the maximum borrowings could vary between $150 million and $275 million. At December 31, 2012, there were no outstanding amounts under the securitization agreement. There were no accounts receivable sold at December 31, 2012. At December 31, 2011, $231.0 million of accounts receivable were sold under this agreement. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet.

At December 31, 2012, taking into account outstanding letters of credit, approximately $773 million was available under the company’s committed multi-currency revolving credit facilities. In addition to these long-term committed credit facilities, the company had approximately $614 million of short-term uncommitted credit facilities available at the end of 2012, of which $115.7 million was outstanding and due on demand.

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

We were in compliance with all loan agreements at December 31, 2012, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about our debt and receivables sales agreements are available in Note 12, accompanying the consolidated financial statements within Item 8 of this annual report.

Other Liquidity Measures

Management Performance Measures

Management internally uses various measures to evaluate company performance such as return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures). We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions, outlined in the following calculations below.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Earnings before taxes, as reported	$595.6	$659.8	$606.4
Total interest expense	194.9	177.1	158.2
Earnings before interest and taxes (EBIT)	790.5	836.9	764.6
Business consolidation and other activities	102.8	30.3	(11.0)
Comparable EBIT	$893.3	$867.2	$753.6

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio are summarized below:

	Years Ended December 31,
($ in millions, except ratios)	2012	2011	2010

Comparable EBIT (as calculated above)	$893.3	$867.2	$753.6
Add depreciation and amortization	282.9	301.1	265.5
Comparable EBITDA	$1,176.2	$1,168.3	$1,019.1

Interest expense	$179.8	$177.1	$149.4

Total debt at December 31, 2012	$3,305.1	$3,144.1	$2,812.3
Less cash and cash equivalents	(174.1)	(165.8)	(152.0)
Net debt	$3,131.0	$2,978.3	$2,660.3

Comparable EBIT/Interest Expense	5.0x	4.9x	5.0x
Net debt/Comparable EBITDA	2.7x	2.5x	2.6x

Our calculation of comparable net earnings is summarized below:

	Years Ended December 31,
($ in millions, except per share amounts)	2012	2011	2010

Net earnings attributable to Ball Corporation, as reported	$403.5	$444.0	$468.0
Discontinued operations, net of tax	2.8	2.3	74.9
Business consolidation and other activities, net of tax	67.5	22.5	(9.3)
Equity earnings and gains related to acquisitions, net of tax	—	(9.2)	(105.9)
Debt refinancing costs, net of tax	9.2	—	5.3
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$483.0	$459.6	$433.0

Per diluted share from continuing operations, as reported	$2.57	$2.64	$2.96
Per diluted share (comparable basis)	$3.06	$2.73	$2.36

Free Cash Flow

Management internally uses a free cash flow measure: (1) to evaluate the company’s operating results, (2) to evaluate strategic investments, (3) to plan stock buyback and dividend levels and (4) to evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less capital expenditures. Free cash flow is typically derived directly from the company’s consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Total cash provided by operating activities	$853.2	$948.4	$515.2
Adjust for increase in accounts receivable due to change in accounting for securitization program	—	—	250.0
Capital expenditures, including discontinued operations	(305.0)	(443.8)	(259.4)
Free cash flow	$548.2	$504.6	$505.8

Based on information currently available, we estimate cash flows from operating activities for 2013 to be in the range of $850 million, capital expenditures to be approximately $400 million and free cash flow to be in the range of $450 million. In 2013, we intend to utilize our operating cash flow to fund our stock repurchases, dividend payments, growth capital projects and, to the extent available, acquisitions that meet our various criteria. Of the total 2013 estimated capital expenditures, approximately $188 million was contractually committed as of December 31, 2012.

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2012, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including capital leases	$3,198.9	$104.1	$580.4	$428.2	$2,086.2
Interest payments on long-term debt (b)	1,152.4	168.4	332.0	265.8	386.2
Operating leases	90.9	35.3	38.4	10.8	6.4
Purchase obligations (c)	6,308.9	2,411.0	2,316.0	1,581.9	—
Total payments on contractual obligations	$10,751.1	$2,718.8	$3,266.8	$2,286.7	$2,478.8

(a)         Amounts reported in local currencies have been translated at year-end 2012 exchange rates.

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

The table above does not include $87.0 million of uncertain tax positions, the timing of which is unknown at this time.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $95 million in 2013, of which approximately $80 million was contributed in January 2013. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $84.9 million, $79.3 million, $83.1 million, $86.4 million and $90.6 million for the years ending December 31, 2013 through 2017, respectively, and a total of $506.7 million for the years 2018 through 2022. Payments to participants in the unfunded German plans are expected to be between $21 million (€16 million) and $23 million (€17 million) in each of the years 2013 through 2017 and a total of $99 million (€75 million) for the years 2018 through 2022.

For the U.S. pension plans in 2013, we revised our return on asset assumption to 7.625 percent (from 7.75 percent in 2012) and our discount rate assumption to 4.125 percent (from 4.75 percent in 2012). Based on these changes in assumptions and revisions based on plan experience studies, U.S. pension expense in 2013 is anticipated to be approximately $5.5 million higher than in 2012. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $3.2 million increase in the 2013 global pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $5.5 million of additional pension expense in 2013. Additional information regarding the company’s pension plans is provided in Note 14 accompanying the consolidated financial statements within Item 8 of this annual report.

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. In 2010, Ball increased its economic interest in its Brazilian joint venture, and due to the nature of the investment, Ball provides deferred taxes on the portion of undistributed earnings of the Brazil investment related to this incremental investment. Net U.S. taxes provided for Brazil, Canada and PRC earnings in 2012, 2011 and 2010 were $18.7 million, $17.7 million and $13.4 million, respectively. For the foreseeable future, anticipated cash flow from the U.S. operations should be sufficient to meet the domestic operational needs, including capital expenditures, dividends, share repurchases and debt service, including minimal near term debt maturities over the next few years.  Should domestic cash flow gaps arise due to unforeseen events, Ball can access funds in the U.S. to bridge those gaps from its committed revolving credit facility, from public bond markets, from cash deposits in the PRC on earnings for which U.S. taxes have been provided and from repayment of outstanding U.S. loans to foreign subsidiaries. Consequently, management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made.  It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings; however, repatriation of these earnings would result in a relatively high incremental tax rate.

Contingencies

The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. The company believes that the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 21 to the consolidated financial statements within Item 8 of this annual report.

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the ongoing global recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or production cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas, electric power and diesel fuel; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including periodic sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; ongoing uncertainties surrounding sovereign debt of various European countries, as well as ratings agency downgrades of various government’s debt; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

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

Commodity Price Risk

Aluminum

We manage commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, we enter into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations included in commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, we use derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there is not an arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

Steel

Most sales contracts involving our steel products either include provisions permitting us to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices. We anticipate at this time that we will be able to pass through the majority of any steel price changes that may occur in 2013.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices could result in an estimated $5.7 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials, and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices could result in an estimated $7.4 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $0.6 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to manage the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2012, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2012, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $5.4 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Currency Exchange Rate Risk

Our objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Our currency translation risk results from the currencies in which we transact business. We face currency exposures in our global operations as a result of selling our products in local currency, purchasing raw materials in U.S. dollars and, to a lesser extent, in other currencies. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures.

Considering the company’s derivative financial instruments outstanding at December 31, 2012, currency exposures and currency exposures from the purchase and sale of raw materials, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar could result in an estimated $32.1 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $30.6 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.6 million on pretax earnings. During March and September 2011, the company entered into total return swaps to mitigate the company’s exposure to these fair value fluctuations, which were renewed in January 2012 and July 2012 and will be outstanding until March 2013 and September 2013, respectively. The swaps have a notional value of 1 million shares and 500,000 shares, respectively.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2013

Consolidated Statements of Earnings

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions, except per share amounts)	2012	2011	2010

Net sales	$8,735.7	$8,630.9	$7,630.0

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(7,174.0)	(7,081.2)	(6,254.1)
Depreciation and amortization	(282.9)	(301.1)	(265.5)
Selling, general and administrative	(385.5)	(381.4)	(356.8)
Business consolidation and other activities	(102.8)	(30.3)	11.0
	(7,945.2)	(7,794.0)	(6,865.4)

Earnings before interest and taxes	790.5	836.9	764.6

Interest expense	(179.8)	(177.1)	(149.4)
Debt refinancing costs	(15.1)	—	(8.8)
Total interest expense	(194.9)	(177.1)	(158.2)

Earnings before taxes	595.6	659.8	606.4
Tax provision	(165.0)	(201.3)	(175.8)
Equity in results of affiliates, net of tax	(1.3)	10.1	118.0
Net earnings from continuing operations	429.3	468.6	548.6
Discontinued operations, net of tax	(2.8)	(2.3)	(74.9)

Net earnings	426.5	466.3	473.7
Less net earnings attributable to noncontrolling interests	(23.0)	(22.3)	(5.7)
Net earnings attributable to Ball Corporation	$403.5	$444.0	$468.0

Amounts attributable to Ball Corporation:
Continuing operations	$406.3	$446.3	$542.9
Discontinued operations	(2.8)	(2.3)	(74.9)
Net earnings	$403.5	$444.0	$468.0

Earnings per share:
Basic - continuing operations	$2.63	$2.70	$3.00
Basic - discontinued operations	(0.02)	(0.01)	(0.41)
Total basic earnings per share	$2.61	$2.69	$2.59

Diluted - continuing operations	$2.57	$2.64	$2.96
Diluted - discontinued operations	(0.02)	(0.01)	(0.41)
Total diluted earnings per share	$2.55	$2.63	$2.55

Weighted average shares outstanding (000s):
Basic	154,648	165,275	180,746
Diluted	158,084	168,590	183,538

Cash dividends declared and paid, per share	$0.40	$0.28	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net earnings	$426.5	$466.3	$473.7

Other comprehensive earnings:
Foreign currency translation adjustment	32.9	(38.1)	(57.1)
Pension and other postretirement benefits (a)	(79.5)	(93.7)	(13.4)
Effective financial derivatives (b)	29.1	(110.8)	49.0
Mark-to-market adjustments on available for sale securities (c)	—	(10.2)	3.2
Total comprehensive earnings	409.0	213.5	455.4
Less comprehensive earnings attributable to noncontrolling interests	(22.7)	(22.6)	(5.7)
Comprehensive earnings attributable to Ball Corporation	$386.3	$190.9	$449.7

(a) Net of tax of $40.1 million, $56.3 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(b) Net of tax of $(22.3) million, $58.2 million and $(24.1) million for the years ended December 31, 2012, 2011 and 2010, respectively.

(c) Net of tax of $(6.6) million and $(2.0) million for the years ended December 31, 2011 and 2010.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2012	2011

Assets
Current assets
Cash and cash equivalents	$174.1	$165.8
Receivables, net	930.1	910.4
Inventories, net	1,044.4	1,072.5
Deferred taxes and other current assets	190.8	173.2
Total current assets	2,339.4	2,321.9
Non-current assets
Property, plant and equipment, net	2,288.6	2,220.2
Goodwill	2,359.4	2,247.1
Intangibles and other assets, net	519.7	495.4
Total assets	$7,507.1	$7,284.6

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$219.8	$447.4
Accounts payable	946.9	847.3
Accrued employee costs	278.4	248.3
Other current liabilities	240.7	313.1
Total current liabilities	1,685.8	1,856.1
Non-current liabilities
Long-term debt	3,085.3	2,696.7
Employee benefit obligations	1,238.1	1,143.7
Deferred taxes and other liabilities	207.9	210.1
Total liabilities	6,217.1	5,906.6

Shareholders’ equity
Common stock (329,014,589 shares issued - 2012; 327,003,933 shares issued - 2011)	1,026.3	941.7
Retained earnings	3,580.8	3,228.3
Accumulated other comprehensive earnings (loss)	(352.4)	(335.2)
Treasury stock, at cost (179,285,288 shares - 2012; 166,688,309 shares - 2011)	(3,140.1)	(2,615.7)
Total Ball Corporation shareholders’ equity	1,114.6	1,219.1
Noncontrolling interests	175.4	158.9
Total shareholders’ equity	1,290.0	1,378.0
Total liabilities and shareholders’ equity	$7,507.1	$7,284.6

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions)	2012	2011	2010

Cash Flows from Operating Activities
Net earnings	$426.5	$466.3	$473.7
Discontinued operations, net of tax	2.8	2.3	74.9
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	282.9	301.1	265.5
Equity earnings and gains related to acquisitions	—	(10.1)	(118.0)
Business consolidation and other activities	102.8	30.3	(11.0)
Deferred tax provision	14.0	28.4	(28.7)
Other, net	(25.3)	74.8	77.7
Working capital changes, excluding effects of acquisitions:
Receivables	0.6	(4.1)	(287.0)
Inventories	29.1	27.5	(153.1)
Other current assets	1.5	34.8	49.2
Accounts payable	55.9	111.1	68.8
Accrued employee costs	10.5	(20.4)	39.6
Other current liabilities	(55.8)	(54.8)	5.6
Other, net	12.8	(30.5)	43.1
Cash provided by (used in) continuing operating activities	858.3	956.7	500.3
Cash provided by (used in) discontinued operating activities	(5.1)	(8.3)	14.9
Total cash provided by (used in) operating activities	853.2	948.4	515.2
Cash Flows from Investing Activities
Capital expenditures	(305.0)	(443.8)	(250.2)
Business acquisitions, net of cash acquired	(71.2)	(295.2)	(62.0)
Acquisitions of equity affiliates, net of cash acquired	—	—	(63.8)
Proceeds from dispositions, net of cash sold	—	—	261.5
Other, net	20.2	1.0	13.5
Cash provided by (used in) continuing investing activities	(356.0)	(738.0)	(101.0)
Cash provided by (used in) discontinued investing activities	—	—	(9.2)
Total cash provided by (used in) investing activities	(356.0)	(738.0)	(110.2)
Cash Flows from Financing Activities
Long-term borrowings	1,486.4	827.3	2,231.6
Repayments of long-term borrowings	(1,071.6)	(815.8)	(2,144.9)
Net change in short-term borrowings	(337.0)	295.3	15.1
Proceeds from issuances of common stock	53.1	39.3	47.5
Acquisitions of treasury stock	(547.2)	(513.2)	(554.2)
Common dividends	(61.8)	(45.7)	(35.8)
Other, net	(8.8)	(4.0)	(18.9)
Cash provided by (used in) financing activities	(486.9)	(216.8)	(459.6)

Effect of exchange rate changes on cash	(2.0)	20.2	(4.0)

Change in cash and cash equivalents	8.3	13.8	(58.6)
Cash and cash equivalents - beginning of year	165.8	152.0	210.6
Cash and cash equivalents - end of year	$174.1	$165.8	$152.0

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation and Subsidiaries

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders’
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Interest	Equity

Balance at December 31, 2009	323,027	$830.8	(134,985)	$(1,582.8)	$2,397.1	$(63.8)	$1.7	$1,583.0
Net earnings	—	—	—	—	468.0	—	5.7	473.7
Other comprehensive earnings, net of tax	—	—	—	—	—	(18.3)	—	(18.3)
Common dividends, net of tax benefits	—	—	—	—	(35.3)	—	—	(35.3)
Treasury stock purchases	—	—	(18,957)	(559.3)	—	—	—	(559.3)
Treasury shares reissued	—	—	677	19.0	—	—	—	19.0
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,396	49.9	—	—	—	—	—	49.9
Tax benefit on option exercises	—	12.7	—	—	—	—	—	12.7
Acquisition of equity affiliate	—	—	—	—	—	—	132.9	132.9
Other activity	—	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2010	325,423	893.4	(153,265)	(2,123.1)	2,829.8	(82.1)	140.1	1,658.1
Net earnings	—	—	—	—	444.0	—	22.3	466.3
Other comprehensive earnings, net of tax	—	—	—	—	—	(253.1)	0.3	(252.8)
Common dividends, net of tax benefits	—	—	—	—	(45.5)	—	—	(45.5)
Treasury stock purchases	—	—	(13,998)	(513.3)	—	—	—	(513.3)
Treasury shares reissued	—	—	575	20.7	—	—	—	20.7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,581	42.7	—	—	—	—	—	42.7
Tax benefit on option exercises	—	5.6	—	—	—	—	—	5.6
Acquisition of equity affiliate	—	—	—	—	—	—	6.0	6.0
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(9.8)	(9.8)
Balance at December 31, 2011	327,004	941.7	(166,688)	(2,615.7)	3,228.3	(335.2)	158.9	1,378.0
Net earnings	—	—	—	—	403.5	—	23.0	426.5
Other comprehensive earnings, net of tax	—	—	—	—	—	(17.2)	(0.3)	(17.5)
Common dividends, net of tax benefits	—	—	—	—	(60.3)	—	—	(60.3)
Treasury stock purchases	—	—	(13,148)	(547.1)	—	—	—	(547.1)
Treasury shares reissued	—	—	551	22.7	—	—	—	22.7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,011	63.3	—	—	—	—	—	63.3
Tax benefit on option exercises	—	21.3	—	—	—	—	—	21.3
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(7.6)	(7.6)
Other activity	—	—	—	—	9.3	—	1.4	10.7
Balance at December 31, 2012	329,015	$1,026.3	(179,285)	$(3,140.1)	$3,580.8	$(352.4)	$175.4	$1,290.0

The accompanying notes are an integral part of the consolidated financial statements.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

Critical Accounting Policies

The company considers certain accounting policies to be critical, as their application requires management’s judgment about the impacts of matters that are inherently uncertain. Detailed below is a discussion of the accounting policies the company considers critical to our consolidated financial statements.

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

Exit and Other Closure Costs (Business Consolidation Costs)

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets. The company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit, excluding any financing costs or dividends. The company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units.

For this evaluation, our reporting units are consistent with our reportable segments identified in Note 2 except that assets within metal beverage packaging, North America, are tested separately from those in metal beverage packaging, Asia, and Latapack-Ball Embalagens Ltda. Additionally, assets in the Aerocan S.A.S. reporting unit are tested separately from the remainder of metal beverage packaging, Europe. These reporting units have been identified based on the level at which discrete financial information is reviewed by the segment management. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology. During 2012, the company determined that the fair value of each of the reporting units of the company was significantly in excess of its respective carrying value.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates, raw materials purchasing, inflation rates and common share repurchases. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s mark to fair value is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of the mark to fair value associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the items being hedged.

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

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized using percentage-of-completion under the cost-to-cost method of accounting. The three types of long-term sales contracts used in the current year are (1) cost-type sales contracts, which represent approximately 60 percent of segment net sales; (2) fixed price sales contracts, which represent 34 percent of segment net sales; and (3) time and material contracts, which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, fixed price sales contracts are completed for a fixed price and time and material contracts involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depleted over the estimated useful lives of the assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives, generally 5 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment.  Finite-lived intangible assets, including capitalized software costs, are generally amortized over their estimated useful lives of 3 to 23 years.

During 2012, the company utilized a third party appraiser to assist in the evaluation of the estimated useful lives of its drawn and ironed container and related end production equipment used to make beverage containers and ends and two-piece food containers. This evaluation was performed as a result of the global alignment of the company’s use and maintenance practices for this equipment and the company’s experience with the duration over which this equipment can be utilized. As a result, the company has revised the estimated useful lives of this type of equipment utilized throughout the company, which resulted in a net reduction in depreciation expense and cost of sales of $34.9 million ($22.3 million after tax, or $0.14 per diluted share) for the year ended December 31, 2012, as compared to the amount of depreciation expense and cost of sales that would have been recognized by utilizing the prior depreciable lives. The company has also evaluated its estimates of the accounting for tooling, spare parts and dunnage, as well as the related obsolescence, and aligned its practices for all operations, resulting in a one-time increase in cost of sales and depreciation expense of $11.0 million ($6.7 million after tax, or $0.04 per diluted share) for the year ended December 31, 2012, primarily attributable to the immediate recognition of expense as items are placed in service.

Effective January 1, 2012, the company changed the presentation of capitalized software in its consolidated statements of earnings to classify such assets as intangible assets rather than property, plant and equipment. As a result, the amounts included in the consolidated balance sheet in intangibles and other assets, net of accumulated amortization, were $50.4 million and $45.2 million as of December 31, 2012 and December 31, 2011, respectively. Capitalized software amounts that were previously reported as depreciation have been reclassified to amortization for all years presented in the statements of earnings and cash flows, as well as in the notes to the consolidated statements of earnings.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Research and Development

Research and development costs are expensed as incurred in connection with the company’s internal programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $26.8 million, $22.3 million and $22.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Currency Translation

Assets and liabilities of foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2012, accounting guidance was issued to allow companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value as a basis for determining whether it is necessary to perform the currently prescribed quantitative impairment test. The new guidance was effective for Ball as of the fourth quarter of 2012, and did not have an effect on the company’s consolidated financial statements.

In September 2011, accounting guidance was issued to allow companies to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in current accounting guidelines. The new guidance was effective for Ball on January 1, 2012, and did not have a material effect on the company’s consolidated financial statements.

In June 2011, accounting guidance was issued requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive earnings or in two separate but consecutive statements. The guidance also required the company to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive earnings to net earnings, which was delayed until 2013. Ball has historically presented comprehensive earnings within the statement of changes in shareholders’ equity and has adopted the two separate but consecutive statements presentation in its consolidated financial statements effective January 1, 2012. The new guidance did not have a material effect on the company’s consolidated financial statements.

In May 2011, amendments to existing accounting guidance were issued that result in a more consistent definition of fair value and common requirements for measurement of, and disclosure about, fair value between United States of America (U.S.) GAAP and International Financial Reporting Standards (IFRS). The amendments in the new guidance provide explanations on how to measure fair value but do not require additional fair value measurements. The new fair value guidance was effective for Ball as of January 1, 2012, and did not have a material effect on the company’s consolidated financial statements or disclosures.

In January 2010, Ball adopted accounting guidance that modifies the way entities account for securitization and special-purpose entities. In connection with the adoption of the guidance, the company determined that its existing accounts receivable securitization program should be recorded on the balance sheet as of January 1, 2010.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

New Accounting Guidance

In February 2013, amendments to existing accounting guidance was issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified in their entirety from each component of accumulated other comprehensive earnings based on the source into net earnings during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance is effective for Ball on January 1, 2013, and is not expected to have a material effect on the company’s consolidated financial statements.

In December 2011, accounting guidance was issued requiring disclosures to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that companies disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. Further guidance was issued in January 2013 to clarify the intended scope of the required disclosures. The guidance is effective for Ball on January 1, 2013, and is not expected to have a material effect on the company’s consolidated financial statements.

2.  Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the following four reportable segments.

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

Metal food and household products packaging, Americas:  Consists of operations in the U.S., Canada, Mexico and Argentina, which manufacture and sell metal food, aerosol, paint and general line containers, as well as decorative specialty containers, extruded aluminum aerosol containers and aluminum slugs.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2.  Business Segment Information (continued)

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2012	2011	2010

Coca-Cola Bottlers’ Sales & Services Company LLC	11%	11%	6%
MillerCoors LLC and SABMiller plc	9%	11%	11%
Pepsi-Cola Advertising and Marketing, Inc. and other PepsiCo Inc. subsidiaries	8%	9%	12%

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated

2012	$5,463.2	$3,272.5	$8,735.7
2011	5,370.3	3,260.6	8,630.9
2010	5,228.1	2,401.9	7,630.0

Summary of Net Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany (c)	Brazil	Other (d)	Consolidated

2012	$2,084.3	$1,226.6	$565.0	$1,291.8	$5,167.7
2011	2,130.3	1,209.3	536.7	1,086.4	4,962.7

(a)         Includes the company’s net sales in the PRC, Brazil (since August 2010), Canada, Argentina and European countries (none of which was individually significant), intercompany eliminations and other.

(b)         Net long-lived assets primarily consist of property, plant and equipment; goodwill and other intangible assets.

(c)          For financial reporting purposes only, Ball Packaging Europe’s goodwill and intangible assets have been allocated to Germany. The total amounts allocated were $993.2 million and $963.9 million at December 31, 2012 and 2011, respectively.

(d)         Includes the company’s net long-lived assets in the PRC, Canada, Mexico, Argentina and European countries, not including Germany (none of which was individually significant), intercompany eliminations and other.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2.  Business Segment Information (continued)

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales
Metal beverage packaging, Americas & Asia	$4,541.7	$4,415.8	$3,850.4
Metal beverage packaging, Europe	1,950.0	2,017.6	1,699.1
Metal food & household products packaging, Americas	1,381.4	1,426.4	1,370.1
Aerospace & technologies	876.8	784.6	713.7
Corporate and intercompany eliminations	(14.2)	(13.5)	(3.3)
Net sales	$8,735.7	$8,630.9	$7,630.0

Net earnings
Metal beverage packaging, Americas & Asia	$522.5	$481.7	$418.3
Business consolidation and other activities	(52.4)	(11.0)	—
Total metal beverage packaging, Americas & Asia	470.1	470.7	418.3

Metal beverage packaging, Europe	219.0	243.7	213.5
Business consolidation and other activities	(9.6)	(14.1)	(3.2)
Total metal beverage packaging, Europe	209.4	229.6	210.3

Metal food & household products packaging, Americas	131.1	133.7	129.1
Business consolidation and other activities	(27.5)	(1.9)	18.3
Total metal food & household products packaging, Americas	103.6	131.8	147.4

Aerospace & technologies	86.6	79.6	69.8
Business consolidation and other activities	(1.9)	—	—
Total aerospace & technologies	84.7	79.6	69.8

Segment earnings before interest and taxes	867.8	911.7	845.8

Undistributed and corporate expenses and intercompany eliminations, net	(65.9)	(71.5)	(77.1)
Business consolidation and other activities	(11.4)	(3.3)	(4.1)
Total undistributed and corporate expenses and intercompany eliminations, net	(77.3)	(74.8)	(81.2)

Earnings before interest and taxes	790.5	836.9	764.6

Interest expense	(194.9)	(177.1)	(158.2)
Tax provision	(165.0)	(201.3)	(175.8)
Equity in results of affiliates, net of tax	(1.3)	10.1	118.0
Net earnings from continuing operations	429.3	468.6	548.6
Discontinued operations, net of tax	(2.8)	(2.3)	(74.9)
Net earnings	426.5	466.3	473.7
Less net earnings attributable to noncontrolling interests	(23.0)	(22.3)	(5.7)
Net earnings attibutable to Ball Corporation	$403.5	$444.0	$468.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2.  Business Segment Information (continued)

Summary of Business by Segment (continued)

	Years Ended December 31,
($ in millions)	2012	2011	2010

Depreciation and Amortization
Metal beverage packaging, Americas & Asia	$116.9	$124.9	$112.7
Metal beverage packaging, Europe	97.1	107.1	84.7
Metal food & household products packaging, Americas	39.9	42.5	42.5
Aerospace & technologies	21.9	22.4	21.7
Segment depreciation and amortization	275.8	296.9	261.6
Corporate	7.1	4.2	3.9
Depreciation and amortization	$282.9	$301.1	$265.5

Capital Expenditures
Metal beverage packaging, Americas & Asia	$173.9	$283.9	$143.1
Metal beverage packaging, Europe	56.4	90.7	49.5
Metal food & household products packaging, Americas	25.5	27.3	27.7
Aerospace & technologies	43.7	32.0	17.5
Segment capital expenditures	299.5	433.9	237.8
Corporate	5.5	9.9	12.4
Capital expenditures	$305.0	$443.8	$250.2

	December 31,
($ in millions)	2012	2011

Total Assets
Metal beverage packaging, Americas & Asia	$3,227.5	$3,163.1
Metal beverage packaging, Europe	2,539.0	2,434.3
Metal food & household products packaging, Americas	1,203.2	1,115.0
Aerospace & technologies	332.8	284.3
Segment assets	7,302.5	6,996.7
Corporate assets, net of eliminations	204.6	287.9
Total assets	$7,507.1	$7,284.6

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$30.4	$24.6
Metal beverage packaging, Europe	0.2	0.2
Corporate assets, net of eliminations	1.6	1.6
Total investments in affiliates	$32.2	$26.4

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.  Acquisitions

Envases del Plata S.A. de C.V. (Envases)

In December 2012, the company acquired Envases, a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí, for cash of $55.9 million, net of cash acquired, and assumed debt of $72.7 million. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition is expected to provide a platform to grow the company’s existing North American extruded aluminum business, providing a new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging. The acquisition of Envases is not material to the metal food and household products packaging, Americas, segment.

Tubettificio Europeo S.p.A. (Tubettificio)

In August 2012, the company acquired Tubettificio, a small regional manufacturer of metal beverage packaging containers in Italy for cash of approximately $15.3 million and consolidated it into other existing facilities. The acquisition is expected to generate returns in excess of the company’s cost of capital in the first year and is not material to the metal beverage packaging, Europe, segment.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.  Acquisitions (continued)

Latapack-Ball Embalagens Ltda. (Latapack-Ball)

In August 2010, the company paid $46.2 million to acquire an additional 10.1 percent economic interest in its Brazilian beverage packaging joint venture, Latapack-Ball, through a transaction with the joint venture partner, Latapack S.A. This transaction increased the company’s overall economic interest in the joint venture to 60.1 percent and expands and strengthens Ball’s presence in the growing Brazilian market. As a result of the transaction, Latapack-Ball became a variable interest entity (VIE) under consolidation accounting guidelines with Ball being identified as the primary beneficiary of the VIE and consolidating the joint venture. In connection with the acquisition, the company recorded a gain of $81.8 million on its previously held equity investment in Latapack-Ball as a result of purchase accounting. Latapack-Ball is included in the metal beverage packaging, Americas and Asia, reporting segment.

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

Guangdong Jianlibao Group Co., Ltd (JFP)

In June 2010, the company acquired Jianlibao’s 65 percent interest in a joint venture metal beverage container and end facility in Sanshui (Foshan), PRC, for $86.9 million in cash (net of cash acquired) and assumed debt, and also entered into a long-term supply agreement. The company recorded equity earnings of $24.1 million, which was composed of equity earnings and a gain realized on the fair value of Ball’s equity investment as a result of required purchase accounting. The acquisition of the remaining interest is not material to the metal beverage packaging, Americas and Asia, segment.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

4.        Dispositions

Plastics Packaging, Americas

In August 2010, Ball completed the sale of its plastics packaging, Americas, business to Amcor Limited and received gross proceeds of $258.7 million, which included $15 million of contingent consideration recognized at closing and was net of post-closing adjustments of $21.3 million. The sale of Ball’s plastics packaging business included five U.S. facilities that manufacture polyethylene terephthalate (PET) bottles and preforms and polypropylene bottles, as well as associated customer contracts and other related assets.

The following table summarizes the operating results for discontinued operations:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Net sales	$—	$—	$318.5

Business consolidation and other activities	$(4.5)	$(3.0)	$(10.4)
Gain (loss) on sale of business	—	(0.8)	8.6
Loss on asset impairment	—	—	(107.1)
Earnings from operations	—	—	3.5
Tax benefit	1.7	1.5	30.5
Discontinued operations, net of tax	$(2.8)	$(2.3)	$(74.9)

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/gains included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Metal beverage packaging, Americas & Asia	$(52.4)	$(11.0)	$—
Metal beverage packaging, Europe	(9.6)	(14.1)	(3.2)
Metal food & household products packaging, Americas	(27.5)	(1.9)	18.3
Aerospace & technologies	(1.9)	—	—
Corporate and other	(11.4)	(3.3)	(4.1)
	$(102.8)	$(30.3)	$11.0

2012

Metal Beverage Packaging, Americas and Asia

In August 2012, Ball announced plans to close its Columbus, Ohio, beverage container manufacturing facility and its Gainesville, Florida, end facility. The two facilities are being closed in order to consolidate the company’s 12-ounce beverage container and end production capacity to meet changing market demand. In connection with the closures and a related voluntary separation program completed within the segment, the company recorded initial charges of $31.3 million in the third quarter and an additional $18.9 million in the fourth quarter. Of the total charges of $50.2 million, $20.4 million represented severance, pension and other employee benefits; $19.9 million represented accelerated depreciation on abandoned assets, $5.3 million represented the write down of real property to net realizable value and $4.6 million represented the obsolescence of tooling and spares. Further charges to close the facilities of approximately $13.1 million are expected to be recorded during the first half of 2013.

Also included in 2012 were net charges of $2.2 million related to previously closed facilities and other insignificant costs.

Metal Beverage Packaging, Europe

Charges of $6.3 million were recorded in the segment in connection with the relocation of the company’s European headquarters from Germany to Switzerland during the third quarter of 2012.

The fourth quarter and full year of 2012 included charges of $1.3 million and $1.7 million, respectively, related to a fire at one of the company’s beverage container plants in the United Kingdom. Also included in 2012 were net charges of $1.6 million related to previously closed facilities and other insignificant costs.

Metal Food and Household Products Packaging, Americas

In November 2012, the company purchased annuities with pension trust assets to settle the liabilities in certain of its Canadian defined benefit pension plans. In connection with the final settlement during the fourth quarter of 2012, the company recorded charges of $26.7 million, which primarily represented previously unrecognized losses included in accumulated other comprehensive earnings (loss).

Also included in 2012 were net charges of $0.8 million related to previously closed facilities and other insignificant costs.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

Corporate and Aerospace and Technologies

The company incurred costs of $6.2 million at the corporate headquarters in connection with the relocation of the company’s European headquarters from Germany to Switzerland discussed above. The fourth quarter also included charges of $2.9 million for transaction costs related to the acquisition of Envases in December 2012 and $3.4 million for a voluntary separation program offered to corporate headquarters and aerospace and technologies employees. Additionally, net charges of $0.8 million were recorded to reflect other individually insignificant costs.

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, beverage container manufacturing facility; relocate a 12-ounce container line from the Torrance facility to its Whitby, Ontario, Canada, facility; and expand specialty container production in its Fort Worth, Texas, facility. The company recorded charges of $14.2 million during the first nine months of 2011 in connection with the closure of the Torrance facility. Of the total $14.2 million, $10.1 million represented severance, pension and other employee benefits; $2.4 million represented accelerated depreciation; and $1.7 million represented other costs. During the fourth quarter, Ball recorded a net gain of $6.8 million for the sale of tangible assets from the Torrance facility less costs of closing the facility.

Also included in 2011 was a charge of $1.7 million for severance costs related to capacity reduction at the Columbus, Ohio, facility and a net charge of $1.9 million to reflect individually insignificant charges related to previously announced facility closures.

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

2010

Metal Beverage Packaging, Europe

During the fourth quarter of 2010, the company recorded a charge of $2.6 million to write off capitalized installation costs associated with the decision not to complete a facility in Lublin, Poland. Also included in the fourth quarter were charges totaling $0.6 million for transaction costs incurred for the January 2011 acquisition of Aerocan (See Note 3.)

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

Corporate and Other Costs

Charges recorded in 2010 included $1.0 million for transaction costs related to the acquisition of Neuman (discussed in Note 3) and $3.1 million to establish a reserve associated with an environmental matter at a previously owned facility.

Summary

Detailed below is a summary of reserve activity by segment related to business consolidation activities for the years ended December 31, 2012 and 2011. The reserve balances are included in other current liabilities on the consolidated balance sheets.

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging, Americas	Aerospace & Technologies	Corporate and Other Costs	Total

Balance at December 31, 2010	$7.5	$9.5	$—	$11.0	$28.0
Charges to earnings	15.9	1.4	—	0.6	17.9
Cash payments and other activity	(20.7)	(5.1)	—	(7.5)	(33.3)
Balance at December 31, 2011	2.7	5.8	—	4.1	12.6
Charges to earnings	15.4	0.7	1.9	5.6	23.6
Cash payments and other activity	(1.7)	(3.5)	—	(5.9)	(11.1)
Balance at December 31, 2012	$16.4	$3.0	$1.9	$3.8	$25.1

The carrying value of fixed assets remaining for sale in connection with plant closures was approximately $31.4 million and $16.3 million at December 31, 2012 and 2011, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

6.  Receivables

	December 31,
($ in millions)	2012	2011

Trade accounts receivable	$878.3	$854.0
Less allowance for doubtful accounts	(13.7)	(13.4)
Net trade accounts receivable	864.6	840.6
Other receivables	65.5	69.8
	$930.1	$910.4

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $155.9 million and $136.0 million for the years ended December 31, 2012 and 2011, respectively, and included $75.5 million and $66.0 million, respectively, representing the recognized sales value of performance that had not been billed and was not yet billable to customers. The average length of the long-term contracts is approximately 2.3 years, and the average length remaining on those contracts at December 31, 2012, was nine months. Approximately $0.2 million of unbilled receivables at December 31, 2012, is expected to be collected after one year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

In the fourth quarter of 2012, the company entered into an accounts receivable factoring program with a financial institution for certain receivables of the company. The program is considered a true sale of the receivables and has a limit of $90 million, of which $75 million was sold as of December 31, 2012.

7.  Inventories

	December 31,
($ in millions)	2012	2011

Raw materials and supplies	$426.7	$469.0
Work-in-process and finished goods	664.5	644.4
Less inventory reserves	(46.8)	(40.9)
	$1,044.4	$1,072.5

8.  Property, Plant and Equipment

	December 31,
($ in millions)	2012	2011

Land	$82.6	$89.4
Buildings	934.3	881.3
Machinery and equipment	3,407.6	3,121.1
Construction-in-progress	240.6	291.4
	4,665.1	4,383.2
Accumulated depreciation	(2,376.5)	(2,163.0)
	$2,288.6	$2,220.2

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $248.3 million, $268.7 million and $243.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

9.  Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging, Americas	Total

Balance at December 31, 2010	$739.4	$985.6	$380.3	$2,105.3
Business acquisition	—	166.6	—	166.6
Acquisition of equity affiliates	1.3	—	—	1.3
Effects of currency exchange rates	—	(26.1)	—	(26.1)
Balance at December 31, 2011	740.7	1,126.1	380.3	2,247.1
Business acquisition	—	10.4	79.1	89.5
Effects of currency exchange rates	—	22.8	—	22.8
Balance at December 31, 2012	$740.7	$1,159.3	$459.4	$2,359.4

Ball’s policy is to perform its annual goodwill impairment testing in the fourth quarter of each year, as well as on an interim basis when circumstances dictate. As a result of the announced sale of the plastics packaging, Americas, segment Ball determined that an update of the goodwill impairment testing was necessary for that segment during the second quarter of 2010. Based on the agreed upon contractual sales price and the net book value of the segment, it was determined that an impairment charge of $107.1 million ($75.2 million after tax) was necessary. The impairment charge included impairment of both plastics packaging goodwill ($106.5 million) and long-lived assets ($0.6 million). The impairment charge was included in the discontinued operations line item of the statement of earnings for the year ended December 31, 2010. Prior to 2010, no impairment charges were considered necessary or recorded.

In December 2012, the company acquired Envases (see Note 3) and, based on our preliminary purchase price allocation, recorded $79.1 million of goodwill in the metal food and household products packaging, Americas, segment.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

10.  Intangibles and Other Assets

	December 31,
($ in millions)	2012	2011

Investment in affiliates	$32.2	$26.4
Intangible assets (net of accumulated amortization of $68.1 and $46.6 at December 31, 2012 and 2011, respectively)	162.9	180.6
Capitalized software (net of accumulated amortization of $78.4 and $68.9 at December 31, 2012 and 2011, respectively)	50.4	45.2
Company and trust-owned life insurance	114.7	145.7
Deferred financing costs	37.3	35.4
Other	122.2	62.1
	$519.7	$495.4

Total amortization expense of intangible assets amounted to $34.6 million, $32.4 million and $22.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Based on intangible assets and currency exchange rates as of December 31, 2012, total annual intangible asset amortization expense is expected to be between approximately $16 million and $29 million for each of the years 2013 through 2017, and a total of approximately $49 million thereafter.

11.  Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. During 2010 and 2005, we entered into leases that qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $12.0 million and the fair market value of the assets, if less. Certain of the company’s leases in effect at December 31, 2012, include renewal options and/or escalation clauses for adjusting lease expense based on various factors.

Total noncancellable operating leases in effect at December 31, 2012, require rental payments of $35.3 million, $24.0 million, $14.4 million, $7.4 million and $3.4 million for the years 2013 through 2017, respectively, and $6.4 million combined for all years thereafter. Lease expense for all operating leases was $70.2 million, $67.3 million and $61.9 million in 2012, 2011 and 2010, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Debt and Interest Costs

At December 31, 2012, short-term debt included $115.7 million outstanding under uncommitted bank facilities. Short-term debt at December 31, 2011, included $231.0 million outstanding under the accounts receivable securitization and $148.6 million outstanding under uncommitted bank facilities. The weighted average interest rate of the outstanding short-term facilities was 2.3 percent and 2.7 percent at December 31, 2012 and 2011, respectively.

Long-term debt and interest rates in effect consisted of the following:

	December 31,
	2012		2011
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
6.625% Senior Notes, due March 2018	$—	—	$450.0	450.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$—	—
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated (2012 - 1.96%; 2011 - 2.04%)	$125.0	125.0	$195.0	195.0
Term B Loan, British sterling denominated (2012 - 2.24%; 2011 - 2.52%)	£46.5	75.2	£50.4	78.3
Term C Loan, euro denominated (2012 - 1.86%; 2011 - 2.89%)	€91.3	120.6	€98.8	128.0
Multi-currency revolver, due December 2015	€159.0	210.1	€—	—
Latapack-Ball Notes Payable (2012 - 3.70%; 2011 - 3.6%)	$176.1	176.1	$170.6	170.6
Other (including discounts and premiums)	Various	32.4	Various	42.6
		3,189.4		2,764.5
Less: Current portion of long-term debt		(104.1)		(67.8)
		$3,085.3		$2,696.7

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility expiring in December 2015 that provides the company with up to the U.S. dollar equivalent of $1 billion. At December 31, 2012, taking into account outstanding letters of credit, approximately $773 million was available under these revolving credit facilities. In addition to the long-term committed credit facilities, the company had approximately $614 million of short-term uncommitted credit facilities available at the end of 2012, of which $115.7 million was outstanding and due on demand.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Debt and Interest Costs (continued)

On March 9, 2012, Ball issued $750 million of 5.00 percent senior notes due in March 2022. On the same date, the company tendered for the redemption of its 6.625 percent senior notes originally due in March 2018 in the amount of $450 million, at a redemption price per note of 102.583 percent of the outstanding principal amount plus accrued interest. The company redeemed $392.7 million during the first quarter of 2012, and the remaining $57.3 million was redeemed during the second quarter. The redemption of the bonds resulted in a charge of $15.1 million for the call premium and the write off of unamortized financing costs and premiums. The charge is included as a component of interest expense in the consolidated statement of earnings.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, which was amended in September 2012. The maximum the company can borrow under the amended agreement can vary between $110 million and $235 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. Prior to the amendment in September, the maximum borrowings could vary between $150 million and $275 million. At December 31, 2012, there were no outstanding amounts under the securitization agreement. There were no accounts receivable sold at December 31, 2012. At December 31, 2011, $231.0 million of accounts receivable were sold under this agreement. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet.

In November 2010, Ball issued $500 million of new 5.75 percent senior notes due in May 2021, and in March 2010, Ball issued $500 million of new 6.75 percent senior notes due in September 2020. On April 21, 2010, the company redeemed $509 million of 6.875 percent senior notes due December 2012 at a redemption price of 101.146 percent of the outstanding principal amount plus accrued interest. The redemption resulted in a charge of $8.1 million for the call premium and the write off of unamortized financing costs and unamortized premiums. An additional $0.7 million of charges were recorded in connection with the refinancing of the company’s senior credit facilities in 2010. The charges are included as a component of interest expense in the consolidated statement of earnings.

The fair value of the long-term debt was estimated to be $3.4 billion at December 31, 2012, compared to a carrying value of $3.2 billion. The fair value was $2.9 billion at December 31, 2011, compared to a carrying value of $2.8 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2012, have maturities of $104.1 million, $141.6 million, $438.8 million, $403.7 million and $24.5 million for the years ending December 31, 2013 through 2017, respectively, and $2,086.2 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2012 and 2011, were $17.3 million and $16.5 million, respectively.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 20 contains further details as well as required condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at December 31, 2012, and December 31, 2011, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Debt and Interest Costs (continued)

A summary of total interest cost paid and accrued follows:

($ in millions)	2012	2011	2010

Interest costs	$201.1	$185.1	$161.1
Amounts capitalized	(6.2)	(8.0)	(2.9)
Interest expense	$194.9	$177.1	$158.2
Interest paid during the year	$177.3	$177.9	$137.2

13.  Taxes on Income

The amount of earnings before income taxes is:

	Years Ended December 31,
($ in millions)	2012	2011	2010

U.S.	$295.8	$313.6	$319.3
Foreign	299.8	346.2	287.1
	$595.6	$659.8	$606.4

The provision for income tax expense is:

	Years Ended December 31,
($ in millions)	2012	2011	2010
Current
U.S.	$54.7	$61.3	$63.5
State and local	15.0	15.0	11.6
Foreign	81.3	96.6	80.1
Total current	151.0	172.9	155.2

Deferred
U.S.	19.7	48.0	18.2
State and local	3.8	7.7	2.3
Foreign	(9.5)	(27.3)	0.1
Total deferred (a)	14.0	28.4	20.6
Tax provision	$165.0	$201.3	$175.8

(a)         Amounts do not include tax benefits (expense) related to discontinued operations of $1.7 million, $1.5 million and $30.5 million in 2012, 2011 and 2010, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Statutory U.S. federal income tax	$208.5	$230.9	$212.2
Increase (decrease) due to:
Foreign tax rate differences	(48.9)	(46.3)	(26.0)
State and local taxes, net	12.2	14.0	13.1
U.S. taxes on foreign earnings, net of tax credits	18.7	17.7	13.4
Manufacturing deduction	(7.1)	(6.5)	(9.7)
Basis differences for asset sales	—	(5.0)	—
Uncertain tax positions, including interest	(10.3)	4.7	3.3
Company and trust-owned life insurance	(5.5)	(1.6)	(4.6)
Change in foreign subsidiary tax status (a)	—	—	(8.0)
Worldwide debt refinancing (a)	—	—	(11.8)
Other, net	(2.6)	(6.6)	(6.1)
Provision for taxes	$165.0	$201.3	$175.8
Effective tax rate expressed as a percentage of pretax earnings	27.7%	30.5%	29.0%

(a)         For 2010, the decrease in tax is net of a provision for uncertain tax positions and any applicable impact to the U.S. manufacturing deduction.

The decrease in the 2012 full year effective income tax rate of 27.7 percent as compared to 2011 of 30.5 percent was primarily the net result of the release of various income tax reserves effectively settled with taxing jurisdictions, a lower income tax rate on foreign earnings and an increased tax benefit related to company and trust-owned life insurance.

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

In 2005 Ball’s Serbian subsidiary was granted a tax holiday. Under the terms of the holiday, the earnings of this subsidiary are exempt from income taxation for a period of 10 years beginning in the first year the Serbian subsidiary had taxable earnings. As of December 31, 2012, four years of the tax holiday remain. In 2010, the Serbian subsidiary was granted a tax credit equal to 80 percent of additional local investments. The credit may be used to offset tax on earnings not covered by the initial tax holiday and has a 10-year life beginning in 2010. Pursuant to the additional investment in Ball’s Brazilian joint venture as discussed in Note 3, Ball has included the impact of two Brazilian tax holidays. Under the terms of the holidays, which expire in 2021 and 2022, a certain portion of Brazil’s annual earnings receive a 19 percent tax exemption. In January 2011, Ball acquired Aerocan (see Note 3), which has its primary operations in the Czech Republic. Aerocan is subject to a tax holiday which began in 2009. The tax holiday provides foreign annual abatement of tax not to exceed $22 million over its 10 year term. At December 31, 2012, the remaining tax holiday is $12.4 million.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. In 2010, Ball increased its economic interest in its Brazilian joint venture, and due to the nature of the investment, Ball provides deferred taxes on the portion of undistributed earnings of the Brazil investment related to this incremental investment. Ball also provides current taxes on certain other undistributed earnings that are currently taxed in the U.S. Net U.S. taxes primarily provided for Brazil, Canada and PRC earnings in 2012, 2011 and 2010 were $18.7 million, $17.7 million and $13.4 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made.  It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings; however, repatriation of these earnings would result in a relatively high incremental tax rate.

Net income tax payments were $143.9 million, $148.0 million and $150.3 million in 2012, 2011 and 2010, respectively.

The significant components of deferred tax assets and liabilities were:

	December 31,
($ in millions)	2012	2011

Deferred tax assets:
Deferred compensation	$99.9	$94.8
Accrued employee benefits	125.4	116.3
Plant closure costs	10.0	7.6
Accrued pensions	193.6	152.0
Inventory and other reserves	24.1	28.7
Net operating losses and other tax attributes	82.0	57.7
Unrealized losses on currency exchange and derivative transactions	21.3	35.4
Other	23.0	21.3
Total deferred tax assets	579.3	513.8
Valuation allowance	(76.5)	(53.0)
Net deferred tax assets	502.8	460.8
Deferred tax liabilities:
Depreciation	(268.0)	(251.0)
Goodwill and other intangible assets	(130.4)	(124.3)
Unrealized gains on derivative transactions	—	(2.3)
Other	(43.6)	(32.9)
Total deferred tax liabilities	(442.0)	(410.5)
Net deferred tax asset (liability)	$60.8	$50.3

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2012	2011

Deferred taxes and other current assets	$80.4	$102.4
Intangibles and other assets, net	44.7	29.7
Other current liabilities	(8.8)	(1.6)
Deferred taxes and other liabilities	(55.5)	(80.2)
Net deferred tax asset	$60.8	$50.3

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

At December 31, 2012, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $45.5 million with a related tax benefit of $10.8 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, expiring between 2026 and 2032, of $81.1 million with a related tax benefit of $21.5 million. In addition, Ball’s Argentine subsidiary had a net operating loss carryforward of $3.3 million, expiring between 2013 and 2014, with a related tax benefit of $1.1 million. Due to the uncertainty of ultimate realization, the Europe tax benefit has a valuation allowance of $9.9 million, and the Canadian and Argentine benefits have been fully offset by valuation allowances. The company also had $3.1 million of miscellaneous tax net operating losses and attributes with no valuation allowance due to expected realization. At December 31, 2012, the company had foreign tax credit carryforwards of $45.5 million expiring between 2014 and 2022; however, due to the uncertainty of realization of the entire foreign tax credit, a valuation allowance of $44.0 million has been applied to reduce the carrying value to $1.5 million.

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2012	2011	2010

Balance at January 1	$68.8	$60.1	$45.9
Additions based on tax positions related to the current year	28.2	1.1	14.5
Additions for tax positions of prior years	10.8	10.1	6.7
Reductions for settlements	(21.6)	—	—
Reductions due to lapse of statute of limitations	(2.5)	(1.5)	(3.5)
Effect of foreign currency exchange rates	3.3	(1.0)	(3.5)
Balance at December 31	$87.0	$68.8	$60.1

Balance sheet classification:
Other current liabilities	$—	$18.0	$1.7
Deferred taxes and other liabilities	87.0	50.8	58.4
Total	$87.0	$68.8	$60.1

The annual provisions for income taxes included a tax benefit of $10.3 million in 2012, tax expense of $4.7 million in 2011 and $15.5 million in 2010.

At December 31, 2012, the amount of unrecognized tax benefits that, if recognized, would reduce tax expense was $87.0 million. Within the next 12 months, it is reasonably possible that unrecognized tax benefits may decrease by zero and $4.7 million as a result of settlements with various taxing jurisdictions. The company or one of its subsidiaries files income tax returns in the U.S. federal, various states and foreign jurisdictions. The U.S. federal statutes of limitations is closed for years prior to 2008. With a few exceptions, the company is no longer subject to state and local or foreign examinations by tax authorities for years prior to 2005. The company’s significant non-U.S. filings are in Germany, France, the United Kingdom, the Netherlands, Poland, Serbia, the PRC, Canada, Brazil, Czech Republic, Mexico and Argentina. At December 31, 2012, the company had ongoing examinations by tax authorities in the U.S., Germany, the United Kingdom, France and Canada.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $3.0 million, $3.1 million and $2.5 million of additional income tax expense in 2012, 2011 and 2010, respectively, for potential interest on these items. At December 31, 2012 and 2011, the accrual for uncertain tax positions included potential interest expense of $11.1 million and $12.1 million, respectively. No penalties have been accrued.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14. Employee Benefit Obligations

	December 31,
($ in millions)	2012	2011

Underfunded defined benefit pension liabilities	$820.2	$731.6
Less current portion and prepaid pension assets	(25.0)	(24.8)
Long-term defined benefit pension liabilities	795.2	706.8
Retiree medical and other postemployment benefits	177.0	169.2
Deferred compensation plans	237.8	228.0
Other	28.1	39.7
	$1,238.1	$1,143.7

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

The company also participates in multiemployer defined benefit plans for which Ball is not the sponsor. The aggregated annual 2012 expense for these plans of $2.7 million, which approximated the total annual funding, is included in the summary of net periodic benefit cost. Certain of the company’s multiemployer defined benefit plans are reported to have significant underfunded liabilities. These plans include: Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund, IAM National Pension Plan and Western Conference of Teamsters Pension Plan. Pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the company contributions to these plans are subject to increases in the future, however, any increases in contribution levels are not expected to significantly impact the company’s liquidity.

The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.  In the event that Ball withdraws from participation in one of these plans, then applicable law could require the company to make additional lump-sum contributions to the plan. The company’s withdrawal liability for any multiemployer defined benefit pension plan would depend on the extent of the plan’s funding of vested benefits.  Additionally, if a multiemployer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the plan.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2012 and 2011 follows:

	2012				2011
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$1,220.9	$609.8		$1,830.7	$1,066.4	$597.6		$1,664.0
Service cost	47.0	7.9		54.9	43.2	7.8		51.0
Interest cost	56.5	28.7		85.2	57.6	30.8		88.4
Benefits paid	(58.4)	(34.3)		(92.7)	(62.8)	(37.2)		(100.0)
Net actuarial losses	103.4	85.7		189.1	114.3	19.3		133.6
Effect of exchange rates	—	18.8		18.8	—	(8.5)		(8.5)
Settlements	—	(56.6)		(56.6)	—	—		—
Plan amendments and other	4.2	—		4.2	2.2	—		2.2
Benefit obligation at year end	1,373.6	660.0		2,033.6	1,220.9	609.8		1,830.7
Change in plan assets:
Fair value of assets at prior year end	824.9	274.2		1,099.1	864.8	258.1		1,122.9
Actual return on plan assets	79.6	21.6		101.2	8.2	15.5		23.7
Employer contributions	106.8	26.1		132.9	20.2	15.4		35.6
Contributions to unfunded German plans (a)	—	21.9		21.9	—	24.4		24.4
Benefits paid	(58.4)	(34.3)		(92.7)	(62.8)	(37.2)		(100.0)
Effect of exchange rates	—	9.8		9.8	—	(2.0)		(2.0)
Settlements	(0.9)	(56.6)		(57.5)	—	—		—
Other	—	(1.3)		(1.3)	(5.5)	—		(5.5)
Fair value of assets at end of year	952.0	261.4		1,213.4	824.9	274.2		1,099.1
Underfunded status	$(421.6)	$(398.6	)(a)	$(820.2)	$(396.0)	$(335.6	)(a)	$(731.6)

(a)     The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $359.6 million and $289.5 million of the total unfunded status at December 31, 2012 and 2011, respectively.

Amounts recognized in the consolidated balance sheets for the funded status consisted of:

	December 31,
	2012			2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$—	$1.0	$1.0	$—	$4.0	$4.0
Defined benefit pension liabilities	(421.6)	(399.6)	(821.2)	(396.0)	(339.6)	(735.6)
	$(421.6)	$(398.6)	$(820.2)	$(396.0)	$(335.6)	$(731.6)

Amounts recognized in accumulated other comprehensive earnings (loss) consisted of:

	December 31,
	2012			2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$626.8	$128.1	$754.9	$561.3	$75.7	$637.0
Net prior service cost (credit)	14.6	(2.8)	11.8	11.9	(3.2)	8.7
Tax effect and currency exchange rates	(251.5)	(47.1)	(298.6)	(224.8)	(30.1)	(254.9)
	$389.9	$78.2	$468.1	$348.4	$42.4	$390.8

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,327.2 million and $1,184.8 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $598.7 million and $541.4 million at December 31, 2012 and 2011, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2012				2011
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$1,373.6	$403.6		$1,777.2	$1,220.9	$350.7		$1,571.6
Accumulated benefit obligation	1,327.2	383.8		1,711.0	1,184.8	339.0		1,523.8
Fair value of plan assets	952.0	39.6	(a)	991.6	824.9	53.9	(a)	878.8

(a)         The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $359.6 million and $289.5 million at December 31, 2012 and 2011, respectively.

Components of net periodic benefit cost were:

	Years Ended December 31,
	2012			2011			2010
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Service cost	$47.0	$7.9	$54.9	$43.2	$7.8	$51.0	$43.8	$7.1	$50.9
Interest cost	56.5	28.7	85.2	57.6	30.8	88.4	56.5	29.5	86.0
Expected return on plan assets	(73.9)	(16.9)	(90.8)	(72.1)	(17.1)	(89.2)	(67.7)	(15.0)	(82.7)
Amortization of prior service cost	0.9	(0.4)	0.5	1.2	(0.4)	0.8	1.3	(0.3)	1.0
Recognized net actuarial loss	33.7	7.0	40.7	21.5	5.7	27.2	18.7	4.9	23.6
Curtailment and settlement losses, including special termination benefits	(0.1)	25.7	25.6	6.5	—	6.5	(0.1)	1.8	1.7
Subtotal	64.1	52.0	116.1	57.9	26.8	84.7	52.5	28.0	80.5
Multiemployer plans	2.7	—	2.7	2.7	—	2.7	3.1	—	3.1
Net periodic benefit cost	$66.8	$52.0	$118.8	$60.6	$26.8	$87.4	$55.6	$28.0	$83.6

In November 2012, the company purchased annuities with pension trust assets to settle the liabilities in certain of its Canadian defined benefit pension plans. In connection with the settlements, the company recorded a charge in the fourth quarter of $27.1 million, which primarily represents previously unrecognized losses included in accumulated other comprehensive earnings (loss).

The estimated actuarial net gain (loss) and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2013 are a loss of $50.5 million and gain of $0.2 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $95 million in 2013, of which approximately $80 million was contributed in January 2013. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Benefit payments related to these plans are expected to be $84.9 million, $79.3 million, $83.1 million, $86.4 million and $90.6 million for the years ending December 31, 2013 through 2017, respectively, and a total of $506.7 million for the years 2018 through 2022. Payments to participants in the unfunded German plans are expected to be approximately $21 million (€16 million) to $23 million (€17 million) in each of the years 2013 through 2017 and a total of $99 million (€75 million) for the years 2018 through 2022.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2012	2011	2010	2012	2011	2010
Discount rate	4.13%	4.75%	5.55%	4.00%	4.05%	4.75%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.00%	3.25%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2012	2011	2010	2012	2011	2010
Discount rate	4.50%	5.00%	5.50%	3.25%	5.00%	5.00%
Rate of compensation increase	3.75%	3.90%	4.25%	2.75%	2.75%	2.75%
Pension increase	2.90%	3.05%	3.50%	1.75%	1.75%	1.75%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2012, will be used to determine net periodic benefit cost for 2013. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $3.2 million increase in the global 2013 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $5.5 million of additional pension expense in 2013.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2012	2011	2010	2012	2011	2010
Discount rate	4.75%	5.55%	6.00%	4.05%	4.75%	5.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.25%	3.50%
Expected long-term rate of return on assets	7.75%	8.00%	8.25%	4.53%	5.14%	5.52%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2012	2011	2010	2012	2011	2010
Discount rate	5.00%	5.50%	5.75%	5.00%	5.00%	5.00%
Rate of compensation increase	3.90%	4.25%	4.25%	2.75%	2.75%	2.75%
Pension increase (a)	3.05%	3.40%	3.40%/2.50%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A

(a)         For the United Kingdom, the first percentage in 2010 applies to benefits earned between January 1, 1995, and June 30, 2008, and the second percentage applies to benefits earned after June 30, 2008.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

In selecting the U.S. discount rate for December 31, 2012, several benchmarks were considered, including Moody’s long-term corporate bond yield for A bonds, the Citigroup Pension Liability Index, the JP Morgan 15+ year corporate bond yield for A bonds and the Merrill Lynch 15+ year corporate bond yield for A bonds. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated A or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2012, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2012, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $1,179.8 million for 2012, $1,201.6 million for 2011 and $1,106.5 million for 2010.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2012:

	U.S.	Canada	United Kingdom

Cash and cash equivalents	0-10%	0-2%	—
Equity securities	10-75%(a)	8-12%	56-62%(c)
Fixed income securities	25-70%(b)	88-92%	38-44%
Alternative investments	0-35%	—	—

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

(c)      Equity securities must consist of United Kingdom securities and up to 44 percent foreign securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2012	2011
Cash and cash equivalents	2%	2%
Equity securities	39%	36%
Fixed income securities	53%	56%
Alternative investments	6%	6%
	100%	100%

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets are summarized in the tables below:

	December 31, 2012
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$16.4	$57.6	$—	$74.0
Corporate equity securities:
Industrials	39.6	—	—	39.6
Information Technology	33.4	—	—	33.4
Other	108.3	44.8	—	153.1
U.S. government and agency securities:
FHLMC mortgage backed securities	—	27.1	—	27.1
FNMA mortgage backed securities	—	65.2	—	65.2
Other	23.6	11.0	—	34.6
Corporate bonds and notes
Financials	—	105.4	—	105.4
Utilities	—	35.3	—	35.3
Private placement	—	35.3	—	35.3
Other	—	124.1	—	124.1
Commingled funds	13.8	86.5	—	100.3
Limited partnerships and other	—	75.7	48.9	124.6
Total assets	$235.1	$668.0	$48.9	$952.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

	December 31, 2011
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$—	$25.5	$—	$25.5
Corporate equity securities:
Industrials	28.4	—	—	28.4
Other	66.6	40.4	—	107.0
U.S. government and agency securities:
FHLMC mortgage backed securities	—	32.6	—	32.6
FNMA mortgage backed securities	—	69.2	—	69.2
Other	69.4	11.2	—	80.6
Corporate bonds and notes
Financials	—	107.3	—	107.3
Utilities	—	48.0	—	48.0
Other	0.7	119.6	—	120.3
Commingled funds	—	115.0	—	115.0
Limited partnerships and other	0.1	35.0	55.9	91.0
Total assets	$165.2	$603.8	$55.9	$824.9

The following is a reconciliation of the U.S. Level 3 assets for the two years ended December 31, 2012 (dollars in millions):

Balance at December 31, 2010	$34.7
Actual return on plan assets relating to assets still held at the reporting date	0.9
Purchases	25.2
Sales	(4.9)
Balance at December 31, 2011	55.9
Actual return on plan assets relating to assets still held at the reporting date	3.5
Purchases	9.0
Sales	(5.5)
Transfers to Level 2 (a)	(14.0)
Balance at December 31, 2012	$48.9

(a)  Transfers from Level 3 to Level 2 were made as a result of additional observable inputs becoming available.

	December 31,
	2012	2011
Canadian pension assets, at fair value (all Level 2) ($ in millions):
Equity commingled funds	$6.4	$11.7
Fixed income commingled funds	36.4	45.5
Fixed income securities	11.5	50.1
Total assets	$54.3	$107.3

	December 31,
	2012	2011
U.K. pension assets, at fair value (all Level 2) ($ in millions):
Cash and cash equivalents	$9.8	$—
U.K. equity commingled funds	66.0	56.7
Foreign equity commingled funds	48.0	39.6
U.K. fixed income commingled funds	83.3	70.6
Net assets	$207.1	$166.9

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

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

An analysis of the change in other postretirement benefit accruals for 2012 and 2011 follows:

($ in millions)	2012	2011

Change in benefit obligation:
Benefit obligation at prior year end	$165.1	$184.7
Service cost	1.6	2.3
Interest cost	7.4	9.7
Benefits paid	(10.0)	(11.9)
Net actuarial loss (gain)	3.5	(17.2)
Curtailment loss (gain)	—	1.5
Settlements	—	(3.5)
Effect of exchange rates and other	0.6	(0.5)
Benefit obligation at year end	168.2	165.1
Change in plan assets:
Fair value of assets at prior year end	—	—
Benefits paid	(11.1)	(12.4)
Employer contributions	10.0	14.8
Medicare Part D subsidy	1.1	0.5
Settlements	—	(2.9)
Fair value of assets at end of year	0.0	—
Funded status	$(168.2)	$(165.1)

Components of net periodic benefit cost were:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Service cost	$1.6	$2.3	$2.5
Interest cost	7.4	9.7	10.2
Amortization of prior service cost	(0.1)	—	0.2
Recognized net actuarial gain	(1.0)	0.7	0.8
Special termination benefits	—	1.9	—
Net periodic benefit cost	$7.9	$14.6	$13.7

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Approximately $0.6 million of estimated net actuarial loss and $0.5 million of prior service cost will be amortized from accumulated other comprehensive loss into net period benefit cost during 2013.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2012, an 8.0 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5.0 percent in 2020 and remain at that level thereafter. For the Canadian plans, a 6.0 percent health care cost trend rate was used, which was assumed to decrease to 5.0 percent by 2016 and remain at that level in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the total of service and interest cost by $0.3 million and the postretirement benefit obligation by $5.1 million. A one-percentage point decrease would decrease the total of service and interest cost by $0.3 million and the postretirement benefit obligation by $4.5 million.

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $21.8 million, $20.8 million and $20.5 million for 2012, 2011 and 2010, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan may receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $9.2 million, $8.3 million and $3.0 million of additional compensation expense related to this program for the years 2012, 2011 and 2010, respectively.

15.  Shareholders’ Equity

At December 31, 2012, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

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

The company’s share repurchases, net of issuances, totaled $494.1 million in 2012, $473.9 million in 2011 and $506.7 million in 2010. In February 2012, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $200 million of its common shares using cash on hand and available borrowings. The company advanced the $200 million on February 3, 2012, and received 4,584,819 shares, which represented 90 percent of the total shares as calculated using the closing price on January 31, 2012. The agreement was settled in May 2012, and the company received an additional 334,039 shares, which represented a weighted average price of $40.66 for the contract period.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Shareholders’ Equity (continued)

In October 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million on November 2, 2011, and received 2,523,836 shares, which represented 90 percent of the total shares as calculated using the closing price on October 28, 2011. The agreement was settled in January 2012, and the company received an additional 361,615 shares, which represented a weighted average price of $34.66 for the contract period.

In August 2011, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $125 million of its common shares using cash on hand and available borrowings. The company advanced the $125 million on August 5, 2011, and received 3,077,976 shares, which represented 90 percent of the total shares as calculated using the previous day’s closing share price. The agreement was settled in September 2011, and the company received an additional 526,532 shares, which represented a weighted average price of $34.68 for the contract period.

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

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Gain on Available for Sale Securities (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2010	$123.1	$(287.8)	$72.4	$10.2	$(82.1)
Change	(38.4)	(93.7)	(110.8)	(10.2)	(253.1)
December 31, 2011	84.7	(381.5)	(38.4)	—	(335.2)
Change	32.8	(79.5)	29.5	—	(17.2)
December 31, 2012	$117.5	$(461.0)	$(8.9)	$—	$(352.4)

Management’s intention is to indefinitely reinvest foreign earnings. Therefore, no taxes have been provided on the foreign currency translation component for any period. The change in the pension and other postretirement items is presented net of related tax benefits of $40.1 million, $56.3 million and $2.2 million for 2012, 2011 and 2010, respectively. The change in the effective financial derivatives is presented net of related tax expense of $22.3 million for 2012, tax benefit of $58.2 million for 2011 and tax expense of $24.1 million for 2010, respectively. The gain on available for sale securities is presented net of related tax expense of $6.6 million and $2.0 million for 2011 and 2010, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

16.  Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2012, follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price

Beginning of year	10,943,025	$23.64
Granted	1,476,100	37.70
Exercised	(2,323,771)	19.11
Canceled/forfeited	(113,250)	28.34
End of period	9,982,104	26.71

Vested and exercisable, end of period	6,443,024	23.48
Reserved for future grants	3,880,239

The options granted in January 2012 included 659,000 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at December 31, 2012, was 6.2 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $180.0 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2012, was 5.1 years and the aggregate intrinsic value was $137.0 million. The company received $31.7 million from options exercised during 2012, and the intrinsic value associated with these exercises was $41.0 million. The tax benefit associated with the company’s stock compensation programs was $21.3 million for 2012, and was reported as other financing activities in the consolidated statement of cash flows. The total fair value of options vested during 2012, 2011 and 2010 was $10.5 million, $9.3 million and $15.1 million, respectively.

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in 2012, 2011 and 2010 have estimated weighted average fair values at the date of grant of $9.44 per share, $9.78 per share and $6.84 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2012 Grants	2011 Grants	2010 Grants

Expected dividend yield	1.06%	0.78%	0.79%
Expected stock price volatility	30.22%	30.04%	28.99%
Risk-free interest rate	0.84%	1.97%	2.47%
Expected life of options (in years)	5.26 years	5.0 years	4.9 years

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

16.  Stock-Based Compensation Programs (continued)

Following is a summary of restricted stock activity for the year ended December 31, 2012:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,818,234	$24.86
Granted	403,614	39.31
Vested	(428,072)	21.07
Canceled/forfeited	(30,140)	31.53
End of period	1,763,636	28.97

The company’s board of directors grants performance-contingent restricted stock units to key employees, which will cliff vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital. If the performance goals are not met, the shares will be forfeited. Current assumptions are that the performance targets will be met and, accordingly, grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. No such adjustment was considered necessary at the end of 2012 for any grants. Restricted stock units granted under this program included 223,600 units in January 2012, 210,330 units in January 2011 and 362,300 units in January 2010. The expense associated with the performance-contingent grants totaled $8.2 million, $7.3 million and $9.5 million in 2012, 2011 and 2010, respectively.

For the years ended December 31, 2012, 2011 and 2010, the company recognized in selling, general and administrative expenses pretax expense of $26.7 million ($16.2 million after tax), $24.7 million ($15.0 million after tax) and $24.4 million ($14.9 million after tax), respectively, for share-based compensation arrangements. At December 31, 2012, there was $41.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.3 years.

In connection with the employee stock purchase plan, the company contributes 20 percent of up to $500 of each participating employee’s monthly payroll deduction toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.6 million in 2012, $3.4 million in 2011 and $3.2 million in 2010.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

17.  Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2012	2011	2010

Net earnings attributable to Ball Corporation	$403.5	$444.0	$468.0

Basic weighted average common shares	154,648	165,275	180,746
Effect of dilutive securities	3,436	3,315	2,792
Weighted average shares applicable to diluted earnings per share	158,084	168,590	183,538

Basic earnings per share	$2.61	$2.69	$2.59
Diluted earnings per share	$2.55	$2.63	$2.55

Certain options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,443,200 in 2012; 1,358,260 in 2011 and 1,683,300 in 2010.

18.  Financial Instruments and Risk Management

Policies and Procedures

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $626 million at December 31, 2012. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next five years. Included in shareholders’ equity at December 31, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $5.1 million associated with these contracts. A net loss of $4.3 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2012, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At December 31, 2012, the company had outstanding interest rate swap contracts with notional amounts of approximately $277 million paying fixed rates expiring within the next three years. Included in shareholders’ equity at December 31, 2012, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $0.6 million associated with these contracts, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in local currency, purchasing raw materials in U.S. dollars and other currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At December 31, 2012, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $557 million. Approximately $3.2 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at December 31, 2012, of which $2.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2012, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.6 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations, which were renewed in January 2012 and July 2012 and will be outstanding until March 2013 and September 2013, respectively. The swaps have a notional value of 1 million shares and 500,000 shares, respectively. As of December 31, 2012, the combined fair value of these swaps was a $0.5 million gain. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $11.0 million and no collateral was required to be posted. As of December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $71.7 million and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2012 and 2011, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2012
($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$9.2	$1.0	$10.2
Foreign currency contracts	0.1	2.3	2.4
Other current contracts	—	0.6	0.6
Total current derivative contracts	9.3	3.9	13.2

Total noncurrent commodity contracts	$4.2	$—	$4.2

Liabilities:
Commodity contracts	$9.0	$0.7	$9.7
Foreign currency contracts	2.5	5.2	7.7
Interest rate and other contracts	1.0	—	1.0
Total current derivative contracts	$12.5	$5.9	$18.4

Noncurrent commodity contracts	$5.4	$—	$5.4
Interest rate contracts	0.5	—	0.5
Foreign currency contracts	0.4	—	0.4
Total noncurrent derivative contracts	$6.3	$—	$6.3

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18. Financial Instruments and Risk Management (continued)

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

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2012, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $16.7 million and $10.6 million at December 31, 2012 and 2011, respectively, were classified as Level 2 within the fair value hierarchy.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

	Years Ended December 31,
	2012		2011
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(56.1)	$3.1	$65.7	$(2.7)
Interest rate contracts (b)	(0.5)	—	1.3	—
Inflation option contracts (c)	—	0.1	—	(0.2)
Foreign currency contracts (d)	(1.2)	(20.8)	0.5	12.2
Equity contracts (e)	—	3.2	—	(4.4)
Total	$(57.8)	$(14.4)	$67.5	$4.9

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

(d)         Gains and losses on foreign currency contracts to hedge the sales of products are recorded in cost of sales. Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the consolidated statements of earnings.

(e)          Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the consolidated statements of earnings.

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2012	2011	2010

Amounts reclassified into earnings:
Commodity contracts	$56.1	$(65.7)	$6.4
Interest rate and currency exchange contracts	1.7	(1.8)	7.2
Change in fair value of cash flow hedges:
Commodity contracts	(5.8)	(103.0)	64.8
Interest rate and currency exchange contracts	(1.7)	(2.3)	(2.0)
Foreign currency and tax impacts	(20.8)	62.0	(27.4)
	$29.5	$(110.8)	$49.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

19.  Quarterly Results of Operations (Unaudited)

The company’s quarters in 2012 ended on April 1, July 1, September 30 and December 31. The company’s quarters in 2011 ended on April 3, July 3, October 2 and December 31. All amounts below reflect the sale of the company’s plastics business described in Note 4.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2012
Net sales	$2,042.7	$2,296.3	$2,282.5	$2,114.2	$8,735.7
Gross profit (a)	293.8	346.9	355.1	322.8	1,318.6
Earnings before taxes	$121.6	$192.9	$174.4	$106.7	$595.6
Net earnings attributable to Ball Corporation from continuing operations	$88.6	$139.9	$117.3	$60.5	$406.3
Net earnings attributable to Ball Corporation	$88.3	$139.5	$115.1	$60.6	$403.5

Basic earnings per share (b):
Continuing operations	$0.56	$0.90	$0.76	$0.40	$2.63
Total	$0.56	$0.90	$0.75	$0.40	$2.61
Diluted earnings per share (b):
Continuing operations	$0.55	$0.88	$0.74	$0.39	$2.57
Total	$0.55	$0.88	$0.73	$0.39	$2.55

2011
Net sales	$2,011.2	$2,309.7	$2,258.3	$2,051.7	$8,630.9
Gross profit (a)	313.6	357.6	331.0	278.9	1,281.1
Earnings before taxes	$147.5	$208.9	$185.6	$117.8	$659.8
Net earnings attributable to Ball Corporation from continuing operations	$92.6	$143.4	$133.4	$76.9	$446.3
Net earnings attributable to Ball Corporation	$91.3	$143.1	$132.1	$77.5	$444.0

Basic earnings per share (b):
Continuing operations	$0.55	$0.86	$0.82	$0.48	$2.70
Total	$0.54	$0.86	$0.81	$0.48	$2.69
Diluted earnings per share (b):
Continuing operations	$0.54	$0.84	$0.80	$0.47	$2.64
Total	$0.53	$0.84	$0.79	$0.47	$2.63

(a)         Gross profit is shown after depreciation and amortization related to cost of sales of $243.1 million and $268.6 million for the years ended December 31, 2012 and 2011, respectively.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed, consolidating financial information (in millions of dollars) for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2012 and 2011, and for the three years ended December 31, 2012, 2011 and 2010. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

During 2012, Ball revised the presentation of the condensed consolidating statement of earnings for the years ended December 31, 2011 and 2010, and the condensed consolidating balance sheet at December 31, 2011. The revised presentation included a change in the equity earnings elimination and the attribution of equity earnings for Ball Corporation, the guarantor and the non-guarantor subsidiaries. The revision in the Ball Corporation, guarantor and non-guarantor subsidiaries within the condensed consolidating statements of earnings and balance sheet was assessed and deemed to be immaterial for all previously issued financial statement periods. As a result, the company has revised the previously issued condensed consolidating financial statements included in this filing. These revisions had no impact on any consolidated total of the condensed consolidating financial statements.

The revisions for the condensed consolidating statements of earnings for the years ended December 31, 2011 and 2010, included increases in the equity in results of subsidiaries in the guarantor subsidiaries of $270.5 million and $318.3 million, respectively, and corresponding increases in the eliminations adjustments. The revisions also resulted in increases of the same magnitude in the net earnings attributable to Ball Corporation for the guarantor subsidiaries and corresponding increases in the eliminations adjustments. The revisions for the condensed consolidating balance sheet at December 31, 2011, included a decrease in investment in subsidiaries of $117.0 million for Ball Corporation and an increase of $1,399.9 million for the guarantor subsidiaries, respectively, with a corresponding net increase in the eliminations adjustment. Additionally, the condensed consolidating balance sheet includes an increase in Ball Corporation shareholders’ equity of $1,400.6 million in the guarantor subsidiaries and a decrease in Ball Corporation shareholders’ equity of $117.6 million and $1,283.0 million in the non-guarantor subsidiaries and eliminations adjustments, respectively.

Additionally, intercompany asset and liability account balances have been presented on a gross basis for all periods presented.  The intercompany presentation had no impact on any consolidated financial statements or footnotes.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2012
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$5,477.3	$3,272.5	$(14.1)	$8,735.7

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(4,589.5)	(2,598.7)	14.1	(7,174.0)
Depreciation and amortization	(5.8)	(125.7)	(151.4)	—	(282.9)
Selling, general and administrative	(69.4)	(186.6)	(129.5)	—	(385.5)
Business consolidation and other activities	(11.3)	(55.0)	(36.5)	—	(102.8)
Equity in results of subsidiaries	415.8	240.4	—	(656.2)	—
Intercompany	236.0	(201.8)	(34.2)	—	—
	565.4	(4,918.2)	(2,950.3)	(642.1)	(7,945.2)

Earnings (loss) before interest and taxes	565.4	559.1	322.2	(656.2)	790.5
Interest expense	(181.3)	1.4	(15.0)	—	(194.9)
Earnings (loss) before taxes	384.1	560.5	307.2	(656.2)	595.6
Tax provision	19.4	(112.6)	(71.8)	—	(165.0)
Equity in results of affiliates, net of tax	—	1.0	(2.3)	—	(1.3)
Net earnings (loss) from continuing operations	403.5	448.9	233.1	(656.2)	429.3
Discontinued operations, net of tax	—	(2.8)	—	—	(2.8)
Net earnings (loss)	403.5	446.1	233.1	(656.2)	426.5
Less net earnings attributable to noncontrolling interests	—	—	(23.0)	—	(23.0)
Net earnings (loss) attributable to Ball Corporation	$403.5	$446.1	$210.1	$(656.2)	$403.5

Comprehensive earnings attributable to Ball Corporation	$386.3	$413.7	$210.8	$(624.5)	$386.3

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2011
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$5,383.8	$3,260.6	$(13.5)	$8,630.9

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.2)	(4,517.8)	(2,576.7)	13.5	(7,081.2)
Depreciation and amortization	(4.2)	(147.4)	(149.5)	—	(301.1)
Selling, general and administrative	(77.7)	(197.3)	(106.4)	—	(381.4)
Business consolidation and other activities	(3.4)	(12.1)	(14.8)	—	(30.3)
Equity in results of subsidiaries	486.9	270.5	—	(757.4)	—
Intercompany	175.5	(152.5)	(23.0)	—	—
	576.9	(4,756.6)	(2,870.4)	(743.9)	(7,794.0)

Earnings (loss) before interest and taxes	576.9	627.2	390.2	(757.4)	836.9
Interest expense	(156.8)	4.2	(24.5)	—	(177.1)
Earnings (loss) before taxes	420.1	631.4	365.7	(757.4)	659.8
Tax provision	23.9	(155.9)	(69.3)	—	(201.3)
Equity in results of affiliates, net of tax	—	0.2	9.9	—	10.1
Net earnings (loss) from continuing operations	444.0	475.7	306.3	(757.4)	468.6
Discontinued operations, net of tax	—	(2.3)	—	—	(2.3)
Net earnings (loss)	444.0	473.4	306.3	(757.4)	466.3
Less net earnings attributable to noncontrolling interests	—	—	(22.3)	—	(22.3)
Net earnings (loss) attributable to Ball Corporation	$444.0	$473.4	$284.0	$(757.4)	$444.0

Comprehensive earnings attributable to Ball Corporation	$190.9	$229.0	$150.5	$(379.5)	$190.9

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2010
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$5,233.6	$2,403.3	$(6.9)	$7,630.0

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,375.9)	(1,885.1)	6.9	(6,254.1)
Depreciation and amortization	(3.2)	(151.6)	(110.7)	—	(265.5)
Selling, general and administrative	(73.9)	(192.0)	(90.9)	—	(356.8)
Business consolidation and other activities	(4.6)	0.7	14.9	—	11.0
Equity in results of subsidiaries	476.7	318.3	—	(795.0)	—
Intercompany	161.5	(149.7)	(11.8)	—	—
	556.5	(4,550.2)	(2,083.6)	(788.1)	(6,865.4)

Earnings (loss) before interest and taxes	556.5	683.4	319.7	(795.0)	764.6
Interest expense	(139.1)	1.6	(20.7)	—	(158.2)
Earnings (loss) before taxes	417.4	685.0	299.0	(795.0)	606.4
Tax provision	49.9	(139.1)	(86.6)	—	(175.8)
Equity in results of affiliates, net of tax	—	0.8	117.2	—	118.0
Net earnings (loss) from continuing operations	467.3	546.7	329.6	(795.0)	548.6
Discontinued operations, net of tax	0.7	(68.1)	(7.5)	—	(74.9)
Net earnings (loss)	468.0	478.6	322.1	(795.0)	473.7
Less net earnings attributable to noncontrolling interests	—	—	(5.7)	—	(5.7)
Net earnings (loss) attributable to Ball Corporation	$468.0	$478.6	$316.4	$(795.0)	$468.0

Comprehensive earnings attributable to Ball Corporation	$449.7	$664.4	$299.2	$(963.6)	$449.7

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	At December 31, 2012
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

ASSETS
Current assets
Cash and cash equivalents	$0.2	$0.3	$173.6	$—	$174.1
Receivables, net	11.8	182.9	735.4	—	930.1
Intercompany receivables	66.5	8.8	—	(75.3)	—
Inventories, net	(0.8)	623.7	421.5	—	1,044.4
Deferred taxes and other current assets	20.4	96.8	73.6	—	190.8
Total current assets	98.1	912.5	1,404.1	(75.3)	2,339.4
Property, plant and equipment, net	9.3	854.4	1,424.9	—	2,288.6
Investment in subsidiaries	3,890.8	1,982.3	78.6	(5,951.7)	—
Goodwill	—	927.0	1,432.4	—	2,359.4
Intangibles and other assets, net	195.0	98.6	226.1	—	519.7
Total assets	$4,193.2	$4,774.8	$4,566.1	$(6,027.0)	$7,507.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$25.1	$—	$194.7	$—	$219.8
Accounts payable	12.8	461.4	472.7	—	946.9
Intercompany payables	—	0.6	74.7	(75.3)	—
Accrued employee costs	27.0	173.5	77.9	—	278.4
Other current liabilities	57.9	93.0	89.8	—	240.7
Total current liabilities	122.8	728.5	909.8	(75.3)	1,685.8
Long-term debt	2,565.4	—	519.9	—	3,085.3
Employee benefit obligations	300.5	526.8	410.8	—	1,238.1
Deferred taxes and other liabilities	89.9	(467.9)	585.9	—	207.9
Total liabilities	3,078.6	787.4	2,426.4	(75.3)	6,217.1

Common stock	1,026.3	847.1	624.9	(1,472.0)	1,026.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,580.8	3,435.7	1,332.5	(4,768.2)	3,580.8
Accumulated other comprehensive earnings (loss)	(352.4)	(295.4)	2.1	293.3	(352.4)
Treasury stock, at cost	(3,140.1)	—	—	—	(3,140.1)
Total Ball Corporation shareholders’ equity	1,114.6	3,987.4	1,964.3	(5,951.7)	1,114.6
Noncontrolling interests	—	—	175.4	—	175.4
Total shareholders’ equity	1,114.6	3,987.4	2,139.7	(5,951.7)	1,290.0
Total liabilties and shareholders’ equity	$4,193.2	$4,774.8	$4,566.1	$(6,027.0)	$7,507.1

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	At December 31, 2011
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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2012
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$60.6	$112.5	$685.2	$858.3
Cash provided by (used in) discontinued operating activities	(1.8)	(3.3)	—	(5.1)
Total cash provided by (used in) operating activities	58.8	109.2	685.2	853.2

Cash flows from investing activities
Capital expenditures	(5.6)	(115.8)	(183.6)	(305.0)
Business acquisition, net of cash acquired	—	—	(71.2)	(71.2)
Other, net	18.0	6.0	(3.8)	20.2
Cash provided by (used in) investing activities	12.4	(109.8)	(258.6)	(356.0)

Cash flows from financing activities
Long-term borrowings	1,246.0	—	240.4	1,486.4
Repayments of long-term borrowings	(1,016.3)	(0.1)	(55.2)	(1,071.6)
Net change in short-term borrowings	5.0	—	(342.0)	(337.0)
Proceeds from issuances of common stock	53.1	—	—	53.1
Acquisitions of treasury stock	(547.2)	—	—	(547.2)
Common dividends	(61.8)	—	—	(61.8)
Other, net	223.4	—	(232.2)	(8.8)
Cash provided by (used in) financing activities	(97.8)	(0.1)	(389.0)	(486.9)

Effect of exchange rate changes on cash	2.8	0.5	(5.3)	(2.0)

Change in cash and cash equivalents	(23.8)	(0.2)	32.3	8.3
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$0.2	$0.3	$173.6	$174.1

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2011
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$(71.3)	$677.0	$351.0	$956.7
Cash provided by (used in) discontinued operating activities	—	(4.1)	(4.2)	(8.3)
Total cash provided by (used in) operating activities	(71.3)	672.9	346.8	948.4

Cash flows from investing activities
Capital expenditures	(9.9)	(164.5)	(269.4)	(443.8)
Business acquisition, net of cash acquired	—	—	(295.2)	(295.2)
Investments in and advances to affiliates	634.1	(543.1)	(91.0)	—
Other, net	(15.0)	33.8	(17.8)	1.0
Cash provided by (used in) investing activities	609.2	(673.8)	(673.4)	(738.0)

Cash flows from financing activities
Long-term borrowings	370.4	—	456.9	827.3
Repayments of long-term borrowings	(380.5)	(0.3)	(435.0)	(815.8)
Net change in short-term borrowings	10.0	—	285.3	295.3
Proceeds from issuances of common stock	39.3	—	—	39.3
Acquisitions of treasury stock	(513.2)	—	—	(513.2)
Common dividends	(45.7)	—	—	(45.7)
Other, net	5.6	—	(9.6)	(4.0)
Cash provided by (used in) financing activities	(514.1)	(0.3)	297.6	(216.8)

Effect of exchange rate changes on cash	—	—	20.2	20.2

Change in cash and cash equivalents	23.8	(1.2)	(8.8)	13.8
Cash and cash equivalents — beginning of period	0.2	1.7	150.1	152.0
Cash and cash equivalents — end of period	$24.0	$0.5	$141.3	$165.8

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2010
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) continuing operating activities	$64.3	$268.8	$167.2	$500.3
Cash provided by (used in) discontinued operating activities	0.4	18.8	(4.3)	14.9
Total cash provided by (used in) operating activities	64.7	287.6	162.9	515.2

Cash flows from investing activities
Capital expenditures	(12.1)	(106.4)	(131.7)	(250.2)
Business acquisitions, net of cash acquired	—	(25.8)	(36.2)	(62.0)
Acquisitions of equity affiliates, net of cash acquired	—	—	(63.8)	(63.8)
Proceeds from dispositions, net of cash sold	—	261.5	—	261.5
Investments in and advances to affiliates	13.4	(415.2)	401.8	—
Other, net	(17.0)	16.3	14.2	13.5
Cash provided by (used in) continuing investing activities	(15.7)	(269.6)	184.3	(101.0)
Cash provided by (used in) discontinued investing activities	—	(9.2)	—	(9.2)
Total cash provided by (used in) investing activities	(15.7)	(278.8)	184.3	(110.2)

Cash flows from financing activities
Long-term borrowings	1,860.2	0.7	370.7	2,231.6
Repayments of long-term borrowings	(1,471.6)	(7.9)	(665.4)	(2,144.9)
Net change in short-term borrowings	10.1	—	5.0	15.1
Proceeds from issuances of common stock	47.5	—	—	47.5
Acquisitions of treasury stock	(554.2)	—	—	(554.2)
Common dividends	(35.8)	—	—	(35.8)
Other, net	(16.3)	—	(2.6)	(18.9)
Cash provided by (used in) financing activities	(160.1)	(7.2)	(292.3)	(459.6)

Effect of exchange rate changes on cash	—	—	(4.0)	(4.0)

Change in cash and cash equivalents	(111.1)	1.6	50.9	(58.6)
Cash and cash equivalents — beginning of period	111.3	0.1	99.2	210.6
Cash and cash equivalents — end of period	$0.2	$1.7	$150.1	$152.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

As previously reported in 2010, the company was served with a claim by Hess Corporation (Hess) in the U.S. District Court for the Northern District of New York. Hess alleges that the company and certain affiliates breached an agreement to purchase electricity from Hess related to Ball Plastic Container Corp.’s (Ball Plastic) former Baldwinsville, New York, facility and claims damages. Discovery was completed and both parties filed motions for summary judgment. On April 25, 2012, the District Court granted Hess’ motion, finding that because Ball Plastic closed its plastics facility and did not give Hess timely notice, Ball Plastic breached the agreement. The Court stated that damages could be resolved at trial; however, it strongly encouraged the parties to negotiate a settlement agreement regarding damages. The parties signed a settlement agreement and, pursuant thereto, Ball paid Hess $4 million to settle all prior claims. Ball recorded the settlement amount during 2012 in discontinued operations.

As previously reported, in 2005 Ball Metal Beverage Container Corp. (BMBCC), a wholly owned subsidiary of the company, was served with an amended complaint filed by Crown Packaging Technology, Inc. et al. (Crown), in the U.S. District Court for the Southern District of Ohio, Western Division at Dayton, Ohio. The complaint alleged that the manufacture, sale and use of certain ends by BMBCC and its customers infringed certain claims of Crown’s U.S. patents. The complaint sought unspecified monetary damages, fees, and declaratory and injunctive relief. BMBCC formally denied the allegations of the complaint. In September 2009, the District Court granted the portion of Ball’s motion for summary judgment that addressed invalidity, holding that the asserted patent claims were invalid for failure to comply with the written description requirement and because they were anticipated by prior art. Crown appealed to the U.S. Circuit Court of Appeals for the Federal Circuit, which reversed the District Court’s decision by a two-to-one majority in April 2011. BMBCC’s petition to the appellate court for a rehearing of the case was denied in June 2011. The case was remanded to the District Court, which then addressed the non-infringement portion of BMBCC’s motion for summary judgment that the court had previously elected not to decide. On January 31, 2012, the District Court granted BMBCC’s motion for summary judgment for non-infringement, and Crown appealed this decision to the U.S. Circuit Court of Appeals for the Federal Circuit. On December 5, 2012, the Court of Appeals affirmed the decision of the District Court. Based on the information available to the company at the present time, the company believes that this matter has been concluded.

In February 2012, BMBCC filed an action against Crown in the District Court seeking a declaratory judgment that the sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patent. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents by seeking unspecified monetary damages, fees and declaratory and injunctive relief. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

21.  Contingencies (continued)

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

The company’s Brazilian joint venture operations are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact Ball Corporation’s results of operations, financial position or cash flows. Under customary local regulations, the joint venture may need to post significant cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of the joint venture or Ball Corporation.

22.  Indemnifications and Guarantees

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

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

23.  Subsequent Events

In February 2013, Ball announced the closure of its metal food and aerosol container manufacturing facility in Elgin, Illinois. The facility, which produces aerosol and specialty steel cans as well as flat steel sheet used by other Ball food and household products packaging facilities, will cease production in the fourth quarter of 2013, and its production capacity will be consolidated into other Ball facilities.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2012, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 22, 2013, were as follows:

Charles E. Baker, 55, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from April 2004 to July 2011; Associate General Counsel, 1999 to April 2004; various other positions within the company, 1993 to April 1999.

Shawn M. Barker, 45, Vice President and Controller since January 2010; Vice President, Operations Accounting, 2006 to December 2009; Corporate Director, Financial Planning and Analysis, 2004 to 2006; Manager, Planning and Analysis, 2003 to 2004.

Douglas K. Bradford, 55, Vice President, Financial Reporting and Tax since January 2010; Vice President and Controller from 2003 to December 2009; Controller, 2002 to 2009; various other positions within the company, 1989 to 2002.

John A. Hayes, 47, President and Chief Executive Officer since January 2011; President and Chief Operating Officer from January 2010 to January 2011; Executive Vice President and Chief Operating Officer from January 2008 to December 2009; various other positions within the company, 1999 to January 2008.

Jeffrey A. Knobel, 41, Vice President and Treasurer since April 2011; Treasurer from April 2010 to April 2011; Senior Director, Treasury, 2008 to April 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 50, Senior Vice President and Chief Financial Officer since January 2010; Vice President and Treasurer from 2002 to December 2009; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 51, Senior Vice President, Human Resources and Administration since July 2011; Vice President, Administration and Compliance since April 2007 to July 2011; Senior Director, Administration and Compliance, 2004 to April 2007; various other positions within the company, 1981 to 2004.

James N. Peterson, 44, Vice President, Marketing and Corporate Affairs since January 2011; Vice President, Marketing and Corporate Relations, 2008 to January 2011; Director, Marketing North America, March 2006 to 2008; Vice President, Marketing & Business Development, U.S. Can Company, 2004 to March 2006.

Leroy J. Williams, Jr., 47, Vice President, Information Technology and Services, since April 2007; Vice President, Information Systems, April 2005 to April 2007; Executive Director, Colorado Department of Labor & Employment, February 2005 to April 2005; Secretary of Technology and Chief Information Officer, 2003 to January 2005; Chief Information Officer, Colorado Department of Personnel and Administration, 2001 to 2002.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2012, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	9,982,104	$26.71	3,880,239
Equity compensation plans not approved by security holders	—	—	—
Total	9,982,104	$26.71	3,880,239

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012, is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements:

		The following documents are included in Part II, Item 8:

		Report of independent registered public accounting firm

		Consolidated statements of earnings – Years ended December 31, 2012, 2011 and 2010

		Consolidated statements of comprehensive earnings – Years ended December 31, 2012, 2011 and 2010

		Consolidated balance sheets – December 31, 2012 and 2011

		Consolidated statements of cash flows – Years ended December 31, 2012, 2011 and 2010

		Consolidated statements of shareholders’ equity – Years ended December 31, 2012, 2011 and 2010

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
February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		President and Chief Executive Officer
	John A. Hayes		February 22, 2013

(2)	Principal Financial and Accounting Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 22, 2013

(3)	Controller:

	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		February 22, 2013

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 22, 2013

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 22, 2013

	/s/ John A. Hayes	*	Director
	John A. Hayes		February 22, 2013

	/s/ R. David Hoover	*	Chairman of the Board and Director
	R. David Hoover		February 22, 2013

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 22, 2013

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 22, 2013

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 22, 2013

	/s/ George M. Smart	*	Director
	George M. Smart		February 22, 2013

	/s/ Theodore M. Solso	*	Director
	Theodore M. Solso		February 22, 2013

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 22, 2013

/s/ Erik H. van der Kaay	*	Director
Erik H. van der Kaay		February 22, 2013

*    By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 22, 2013

Ball Corporation and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2012

Index to Exhibits

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended January 25, 2012 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2011) filed February 22, 2012.

4.1(a)

Senior Note Indenture dated as of March 27, 2006, by and among Ball Corporation and The Bank of New York Trust Company N.A. (filed by incorporation by reference to the Current Report on Form 8-K dated March 27, 2006) filed March 30, 2006. First Supplemental Indenture dated March 27, 2006, among Ball Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A. (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated March 27, 2006) filed March 30, 2006.

4.1(b)

Second Supplemental Indenture dated August 20, 2009, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated August 26, 2009) filed August 26, 2009.

4.1(c)

Third Supplemental Indenture dated August 20, 2009, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.3 of the Current Report on Form 8-K dated August 26, 2009) filed on August 26, 2009.

4.1(d)

Fourth Supplemental Indenture dated March 22, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated March 17, 2010) filed March 23, 2010.

4.1(e)

Fifth Supplemental Indenture, dated November 18, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated November 15, 2010) filed November 19, 2010.

4.1(f)

Sixth Supplemental Indenture, dated March 8, 2012, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to the Current Report on Form 8-K dated March 8, 2012) filed March 9, 2012.

4.1(g)

Seventh Supplemental Indenture dated March 9, 2012, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to the Current Report on Form 8-K dated March 8, 2012) filed on March 9, 2012.

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

4.1(k)

Underwriting Agreement, dated February 24, 2012, among Ball Corporation, the subsidiary guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of several underwriters named therein (filed by incorporation by reference to Exhibit 1.1 of the Current Report on Form 8-K dated February 24, 2012, filed on February 29, 2012.

4.1(l)

Rights Agreement dated as of July 26, 2006, between Ball Corporation and Computershare Investor Services, LLC (filed by incorporation by reference to the Current Report on Form 8-K dated July 26, 2006) filed July 27, 2006.

4.1(m)	First Amendment to the Rights Agreement dated January 23, 2008, (filed by incorporation by reference to the Current Report on Form 8-K dated January 23, 2008) filed January 24, 2008.

10.1	Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988. *

10.2

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.3

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.4

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.5

Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996, and as amended on December 17, 2008. *

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991. *

10.7	1991 Restricted Stock Plan for Nonemployee Directors of Ball Corporation (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-40199) filed April 26, 1991. *

10.8

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on July 9, 2008. *

10.9	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997. *

*  Represents a management contract or compensatory plan or agreement.

Exhibit Number	Description of Exhibit

10.10	1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993. *

10.11	Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005. *

10.12

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005. *

10.13

Ball Corporation 2005 Deferred Compensation Plan for Directors, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005. *

10.14	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005. *

10.15	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010. *

10.16

Credit Agreement dated December 21, 2010, among Ball Corporation, Certain Subsidiaries of Ball Corporation, Deutsche Bank AG New York Branch, as Administrative Agent and Various Lending Institutions (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2010) filed February 28, 2011.

10.17

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

18.3

Letter re: Change in Accounting Principles regarding the change in testing date for potential impairment of goodwill (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2010) filed February 25, 2011.

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

*  Represents a management contract or compensatory plan or agreement.

Exhibit Number	Description of Exhibit

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by John A. Hayes, President and Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

32.1

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by John A. Hayes, President and Chief Executive Officer of Ball Corporation. (Furnished herewith.)

32.2

Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation. (Furnished herewith.)

99	Cautionary statement for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. (Filed herewith.)

101

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Furnished herewith.)

The exhibits filed with the 2012 Ball Corporation 10-K are available on the Securities and Exchange Commission’s (SEC) website at www.sec.gov. The company also maintains a website at www.ball.com on which it provides a link to access Ball’s SEC reports free of charge.