Form 10-Q
period 2013-03-31
BALL CORP
filed 2013-05-06
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number   1-7349

BALL CORPORATION

State of Indiana	35-0160610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Longs Peak Drive, P.O. Box 5000 Broomfield, CO 80021-2510	80021-2510
(Address of registrant’s principal executive office)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, without par value	148,762,548 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2013

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,	April 1,
($ in millions, except per share amounts)	2013	2012

Net sales	$1,991.0	$2,042.7

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,643.5)	(1,687.7)
Depreciation and amortization	(72.5)	(69.0)
Selling, general and administrative	(109.3)	(99.6)
Business consolidation and other activities	(22.7)	(4.4)
	(1,848.0)	(1,860.7)

Earnings before interest and taxes	143.0	182.0

Interest expense	(44.8)	(45.3)
Debt refinancing costs	—	(15.1)
Total interest expense	(44.8)	(60.4)

Earnings before taxes	98.2	121.6
Tax provision	(18.1)	(28.0)
Equity in results of affiliates, net of tax	(0.8)	(0.2)
Net earnings from continuing operations	79.3	93.4
Discontinued operations, net of tax	0.1	(0.3)

Net earnings	79.4	93.1
Less net earnings attributable to noncontrolling interests	(7.4)	(4.8)

Net earnings attributable to Ball Corporation	$72.0	$88.3

Amounts attributable to Ball Corporation:
Continuing operations	$71.9	$88.6
Discontinued operations	0.1	(0.3)
Net earnings	$72.0	$88.3

Earnings per share:
Basic - continuing operations	$0.48	$0.56
Basic - discontinued operations	—	—
Total basic earnings per share	$0.48	$0.56

Diluted - continuing operations	$0.47	$0.55
Diluted - discontinued operations	—	—
Total diluted earnings per share	$0.47	$0.55

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Net earnings	$79.4	$93.1

Other comprehensive earnings:
Foreign currency translation adjustment	(45.1)	39.9
Pension and other postretirement benefits (a)	8.0	6.1
Effective financial derivatives (b)	(9.6)	18.2
Total comprehensive earnings	32.7	157.3
Less comprehensive earnings attributable to noncontrolling interests	(7.4)	(5.8)
Comprehensive earnings attributable to Ball Corporation	$25.3	$151.5

(a)         Net of tax expense of $4.6 million and $4.2 million for the three months ended March 31, 2013, and April 1, 2012, respectively.

(b)         Net of tax expense (benefit) of $(1.6) million and $11.6 million for the three months ended March 31, 2013, and April 1, 2012, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2013	2012

Assets
Current assets
Cash and cash equivalents	$208.0	$174.1
Receivables, net	1,057.7	930.1
Inventories, net	1,143.6	1,044.4
Other current assets	213.4	190.8
Total current assets	2,622.7	2,339.4
Non-current assets
Property, plant and equipment, net	2,293.5	2,288.6
Goodwill	2,319.5	2,359.4
Intangibles and other assets, net	540.3	519.7
Total assets	$7,776.0	$7,507.1

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$425.6	$219.8
Accounts payable	915.8	946.9
Accrued employee costs	197.2	278.4
Other current liabilities	204.3	240.7
Total current liabilities	1,742.9	1,685.8
Non-current liabilities
Long-term debt	3,405.3	3,085.3
Employee benefit obligations	1,148.9	1,238.1
Other non-current liabilities	221.4	207.9
Total liabilities	6,518.5	6,217.1

Shareholders’ equity
Common stock (329,576,598 shares issued - 2013; 329,014,589 shares issued - 2012)	1,046.8	1,026.3
Retained earnings	3,633.9	3,580.8
Accumulated other comprehensive earnings (loss)	(399.1)	(352.4)
Treasury stock, at cost (180,744,373 shares - 2013; 179,285,288 shares - 2012)	(3,206.7)	(3,140.1)
Total Ball Corporation shareholders’ equity	1,074.9	1,114.6
Noncontrolling interests	182.6	175.4
Total shareholders’ equity	1,257.5	1,290.0
Total liabilities and shareholders’ equity	$7,776.0	$7,507.1

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Cash Flows from Operating Activities
Net earnings	$79.4	$93.1
Discontinued operations, net of tax	(0.1)	0.3
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	72.5	69.0
Business consolidation and other activities	22.7	4.4
Deferred tax provision	9.6	9.1
Other, net	(56.4)	(66.4)
Changes in working capital components	(450.3)	(327.3)
Cash provided by (used in) continuing operating activities	(322.6)	(217.8)
Cash provided by (used in) discontinued operating activities	(2.0)	(0.5)
Total cash provided by (used in) operating activities	(324.6)	(218.3)
Cash Flows from Investing Activities
Capital expenditures	(88.7)	(76.0)
Business acquisitions, net of cash acquired	(12.6)	—
Other, net	(8.0)	(10.7)
Cash provided by (used in) investing activities	(109.3)	(86.7)
Cash Flows from Financing Activities
Long-term borrowings	425.5	1,140.1
Repayments of long-term borrowings	(111.1)	(636.1)
Net change in short-term borrowings	231.2	(30.9)
Proceeds from issuances of common stock	3.4	19.7
Acquisitions of treasury stock	(69.2)	(210.8)
Common dividends	(19.3)	(15.6)
Other, net	8.5	(14.9)
Cash provided by (used in) financing activities	469.0	251.5

Effect of exchange rate changes on cash	(1.2)	(5.5)

Change in cash and cash equivalents	33.9	(59.0)
Cash and cash equivalents - beginning of period	174.1	165.8
Cash and cash equivalents - end of period	$208.0	$106.8

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 22, 2013, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 (annual report).

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

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2013, amendments to the existing accounting guidance were issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified in their entirety from each component of accumulated other comprehensive earnings based on the source into net earnings during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance was effective for Ball on a prospective basis as of January 1, 2013, and the additional required disclosures are included in Note 13.

In December 2011, accounting guidance was issued requiring disclosures to help reconcile differences in the offsetting requirements under U.S. generally accepted accounting principles (U.S. GAAP) and international financial reporting standards (IFRS). The new disclosure requirements mandate that companies disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. Further guidance was issued in January 2013 to clarify the intended scope of the required disclosures. The guidance was effective for Ball on January 1, 2013, and did not have a material effect on the company’s consolidated financial statements.

New Accounting Guidance

In March 2013, accounting guidance was issued to clarify that a company should release the cumulative translation adjustment into net earnings if the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments also affect entities that lose a controlling financial interest in an investment in a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The guidance will be effective for Ball on a prospective basis after January 1, 2014.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. The segment results and disclosures for the three months ended April 1, 2012, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

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

Metal food and household products packaging:  Consists of operations in the U.S., Europe, Canada, Mexico and Argentina, which manufacture and sell steel food, aerosol, paint, general line and decorative specialty containers, as well as extruded aluminum beverage and aerosol containers and aluminum slugs.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Net sales
Metal beverage packaging, Americas & Asia	$995.2	$1,049.7
Metal beverage packaging, Europe	402.9	414.5
Metal food & household products packaging	367.2	378.9
Aerospace & technologies	231.4	201.6
Corporate and intercompany eliminations	(5.7)	(2.0)
Net sales	$1,991.0	$2,042.7

Net earnings
Metal beverage packaging, Americas & Asia	$104.0	$105.5
Business consolidation and other activities	(1.5)	(1.7)
Total metal beverage packaging Americas & Asia	102.5	103.8

Metal beverage packaging, Europe	30.9	42.4
Business consolidation and other activities	(1.7)	(1.8)
Total metal beverage packaging, Europe	29.2	40.6

Metal food & household products packaging	34.7	39.3
Business consolidation and other activities	(18.8)	—
Total metal food & household products packaging	15.9	39.3

Aerospace & technologies	17.9	19.7

Segment earnings before interest and taxes	165.5	203.4

Undistributed and corporate expenses and intercompany eliminations, net	(21.8)	(20.5)
Business consolidation and other activities	(0.7)	(0.9)
Total undistributed and corporate expenses and intercompany eliminations, net	(22.5)	(21.4)

Earnings before interest and taxes	143.0	182.0

Interest expense	(44.8)	(60.4)
Tax provision	(18.1)	(28.0)
Equity in results of affiliates, net of tax	(0.8)	(0.2)
Net earnings from continuing operations	79.3	93.4
Discontinued operations, net of tax	0.1	(0.3)
Net earnings	79.4	93.1
Less net earnings attributable to noncontrolling interests	(7.4)	(4.8)
Net earnings attibutable to Ball Corporation	$72.0	$88.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	March 31,	December 31,
($ in millions)	2013	2012

Total Assets
Metal beverage packaging, Americas & Asia	$3,386.5	$3,227.5
Metal beverage packaging, Europe	2,359.3	2,173.3
Metal food & household products packaging	1,612.7	1,568.9
Aerospace & technologies	329.5	332.8
Segment assets	7,688.0	7,302.5
Corporate assets and intercompany eliminations	88.0	204.6
Total assets	$7,776.0	$7,507.1

4.   Acquisitions

Envases del Plata S.A. de C.V. (Envases)

In December 2012, the company acquired Envases, a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí, for cash of $55.9 million, net of cash acquired, and assumed debt of $72.7 million. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition is expected to provide a platform to grow the company’s existing North American extruded aluminum business, providing a new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging. Based on the preliminary purchase price allocation, goodwill of $61.4 million was recorded at March 31, 2013. The acquisition of Envases is not material to the metal food and household products packaging segment.

5.              Business Consolidation Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Metal beverage packaging, Americas & Asia	$(1.5)	$(1.7)
Metal beverage packaging, Europe	(1.7)	(1.8)
Metal food & household products packaging	(18.8)	—
Corporate and other	(0.7)	(0.9)
	$(22.7)	$(4.4)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation Activities (continued)

2013

Metal Food and Household Products Packaging

During the first quarter, the company announced that it will close its Elgin, Illinois, food and household products packaging facility in December 2013. A charge of $20.8 million was recorded in connection with the planned closure, which was composed of $16.5 million for severance, pension and other employee benefits; $4.3 million for the accelerated depreciation on assets to be abandoned and other closure costs. Additional charges of approximately $12 million are expected to be recorded during the remainder of 2013. The Elgin plant produces steel aerosol and specialty cans, as well as flat steel sheet used by other Ball facilities. The plant’s production capabilities will be supplied by other Ball food and household products packaging facilities.

Also in the first quarter, income of $2.0 million was accrued related to the reimbursement of funds paid in 2012 for the settlement of certain Canadian defined benefit pension liabilities related to previously closed facilities.

Metal Beverage Packaging, Americas and Asia

The first quarter of 2013 included net charges of $1.5 million, primarily for ongoing costs related to the previously announced closures of Ball’s Columbus, Ohio, and Gainesville, Florida, facilities and voluntary separation programs. Additional charges of approximately $10 million are expected to be recorded during the remainder of 2013.

Metal Beverage Packaging, Europe, and Corporate

During the first quarter, the company recorded charges of $2.4 million, primarily for implementation costs incurred in connection with the third quarter 2012 relocation of the company’s European headquarters from Germany to Switzerland.

2012

Metal Beverage Packaging, Americas and Asia

The first quarter of 2012 included net charges of $1.7 million for ongoing costs related to previously closed facilities.

Metal Beverage Packaging, Europe, and Corporate

Also during the first quarter, the company recorded charges of $2.5 million for implementation costs incurred in connection with the relocation of the company’s European headquarters from Germany to Switzerland, which was completed during the third quarter of 2012.

An additional $0.2 million of net charges were recorded in the first quarter of 2012, primarily to reflect individually insignificant charges related to previously announced business consolidation and other activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation Activities (continued)

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Aerospace & Technologies	Corporate and Other Costs	Total

Balance at December 31, 2012	$16.4	$3.0	$1.9	$3.8	$25.1
Charges to earnings	(3.1)	18.8	—	0.2	15.9
Cash payments and other activity	(8.2)	(0.6)	(1.7)	(3.8)	(14.3)
Balance at March 31, 2013	$5.1	$21.2	$0.2	$0.2	$26.7

The carrying value of assets held for sale in connection with facility closures was $30.5 million at March 31, 2013, and $31.4 million at December 31, 2012.

6. Receivables

	March 31,	December 31,
($ in millions)	2013	2012

Trade accounts receivable	$986.9	$878.3
Less allowance for doubtful accounts	(13.8)	(13.7)
Net trade accounts receivable	973.1	864.6
Other receivables	84.6	65.5
	$1,057.7	$930.1

In the fourth quarter of 2012, the company entered into an accounts receivable factoring program with a financial institution for certain receivables of the company. The program is accounted for as a true sale of the receivables and has a limit of $90 million, of which $78.2 million and $75 million were sold as of March 31, 2013, and December 31, 2012, respectively.

7. Inventories

	March 31,	December 31,
($ in millions)	2013	2012

Raw materials and supplies	$397.0	$426.7
Work-in-process and finished goods	796.2	664.5
Less inventory reserves	(49.6)	(46.8)
	$1,143.6	$1,044.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.              Property, Plant and Equipment

	March 31,	December 31,
($ in millions)	2013	2012

Land	$83.3	$82.6
Buildings	956.6	934.3
Machinery and equipment	3,391.1	3,407.6
Construction-in-progress	265.2	240.6
	4,696.2	4,665.1
Accumulated depreciation	(2,402.7)	(2,376.5)
	$2,293.5	$2,288.6

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $63.8 million and $64.1 million for the three months ended March 31, 2013, and April 1, 2012, respectively.

9.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2012	$740.7	$993.2	$625.5	$—	$2,359.4
Business acquisition	—	—	0.1	12.5	12.6
Opening balance sheet adjustments	—	—	(17.7)	—	(17.7)
Effects of currency exchange rates	—	(29.8)	(5.0)	—	(34.8)
Balance at March 31, 2013	$740.7	$963.4	$602.9	$12.5	$2,319.5

On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum reporting unit, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. Goodwill by segment has been retrospectively adjusted to conform to the current year presentation.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.       Intangibles and Other Assets

	March 31,	December 31,
($ in millions)	2013	2012

Investment in affiliates	$31.5	$32.2
Intangible assets (net of accumulated amortization of $73.0 million at March 31, 2013, and $68.1 million at December 31, 2012)	176.3	162.9
Capitalized software (net of accumulated amortization of $81.2 million at March 31, 2013, and $78.4 million at December 31, 2012)	52.0	50.4
Company and trust-owned life insurance	131.5	114.7
Deferred financing costs	35.5	37.3
Other	113.5	122.2
	$540.3	$519.7

Total amortization expense of intangible assets amounted to $8.7 million and $4.9 million for the three months ended March 31, 2013, and April 1, 2012, respectively.

11.       Debt

Long-term debt consisted of the following:

	March 31, 2013		December 31, 2012
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$375.0	$375.0	$375.0	$375.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$750.0	750.0
Senior Credit Facilities, due December 2015 (at variable rates)
Term A Loan, U.S. dollar denominated	$125.0	125.0	$125.0	125.0
Term B Loan, British sterling denominated	£38.2	58.1	£46.5	75.2
Term C Loan, euro denominated	€83.8	107.4	€91.3	120.6
Multi-currency revolver, U.S. dollar denominated	$205.0	205.0	$—	—
Multi-currency revolver, euro denominated	€219.0	280.7	€159.0	210.1
Latapack-Ball Notes Payable (at various rates and terms)	$237.1	237.1	$176.1	176.1
Other (including discounts and premiums)	Various	25.8	Various	32.4
		3,489.1		3,189.4
Less: Current portion of long-term debt		(83.8)		(104.1)
		$3,405.3		$3,085.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.      Debt (continued)

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion. At March 31, 2013, taking into account outstanding letters of credit and facility borrowings, approximately $494 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until December 2015. In addition to the long-term, multi-currency committed credit facilities, the company had approximately $635 million of short-term uncommitted credit facilities available at the end of the quarter, of which $170.7 million was outstanding and due on demand.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, which was amended in September 2012. The maximum the company can borrow under the amended agreement can vary between $110 million and $235 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. At March 31, 2013, $171.0 million were sold under the securitization agreement. There were no accounts receivable sold under this agreement at December 31, 2012. Borrowings under the securitization agreement are included within short-term debt and current portion of long-term debt on the balance sheet.

The fair value of the long-term debt at March 31, 2013, and at December 31, 2012, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 19 contains further details, as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at March 31, 2013, and December 31, 2012, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12. Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2013	2012

Underfunded defined benefit pension liabilities, net	$738.0	$820.2
Less current portion and prepaid pension assets	(22.6)	(25.0)
Long-term defined benefit pension liabilities	715.4	795.2
Retiree medical and other postemployment benefits	177.4	177.0
Deferred compensation plans	233.9	237.8
Other	22.2	28.1
	$1,148.9	$1,238.1

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	March 31, 2013			April 1, 2012
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12.3	$2.5	$14.8	$11.7	$2.0	$13.7
Interest cost	13.8	5.9	19.7	14.1	7.3	21.4
Expected return on plan assets	(19.3)	(3.4)	(22.7)	(18.5)	(4.3)	(22.8)
Amortization of prior service cost	—	(0.1)	(0.1)	0.2	(0.1)	0.1
Recognized net actuarial loss	10.6	1.3	11.9	8.5	1.8	10.3
Curtailment loss (a)	4.6	—	4.6	—	—	—
Net periodic benefit cost for Ball-sponsored plans	22.0	6.2	28.2	16.0	6.7	22.7

Multiemployer plans:
Net periodic benefit cost, excluding curtailment loss	0.7	—	0.7	0.7	—	0.7
Curtailment loss (a)	3.9	—	3.9	—	—	—
Net periodic benefit cost for multi-employer plans	4.6	—	4.6	0.7	—	0.7

Total net periodic benefit cost	$26.6	$6.2	$32.8	$16.7	$6.7	$23.4

(a)         Curtailments losses are related to the closure of the company’s Elgin, Illinois, plant. Further details are available in Note 5.

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $81.8 million in the first three months of 2013 ($97.3 million in 2012). The total contributions to these funded plans are expected to be approximately $95 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $5.6 million (€4.2 million) in the first three months of 2013 and are expected to be approximately $22 million (approximately €17 million) for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2012	$117.5	$(461.0)	$(8.9)	$(352.4)
Other comprehensive earnings (loss) before reclassifications	(45.1)	0.8	(6.1)	(50.4)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	7.2	(3.5)	3.7
Balance at March 31, 2013	$72.4	$(453.0)	$(18.5)	$(399.1)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

Three Months Ended
($ in millions)	March 31, 2013

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(0.6)
Commodity contracts and currency exchange contracts recorded in cost of sales	(4.3)
Interest rate contracts recorded in interest expense	(0.3)
Total before tax effect	(5.2)
Tax benefit (expense) on amounts reclassified into earnings	1.7
$(3.5)

Amortization of pension and other postretirement benefits (a):
Prior service costs	$(0.1)
Actuarial gains (losses)	11.9
Total before tax effect	11.8
Tax benefit (expense) on amounts reclassified into earnings	(4.6)
$7.2

(a)  These components are included in the computation of net periodic benefit cost included in Note 12.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.  Shareholders’ Equity and Comprehensive Earnings (continued)

Share Repurchase Agreements

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

14.       Stock-Based Compensation Programs

The company has shareholder-approved stock option plans under which options to purchase shares of Ball common stock have been granted to officers and employees at the market value of the stock at the date of grant. Payment must be made at the time of exercise in cash or with shares of stock owned by the option holder, which are valued at fair market value on the date exercised. In general, options are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the three months ended March 31, 2013, follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price

Beginning of year	9,982,104	$26.71
Granted	1,364,870	45.93
Exercised	(624,587)	22.74
Canceled/forfeited	(46,125)	34.27
End of period	10,676,262	29.37

Vested and exercisable, end of period	7,285,362	24.72
Reserved for future grants (a)	1,824,712

(a)         On April 24, 2013, Ball’s shareholders approved the 2013 Stock and Cash Incentive Plan, which authorized 12.5 million shares for future grants. This authorization replaced all previous authorizations.

The options granted in January 2013 included 756,100 stock-settled stock appreciation rights, which have the same terms as the stock options. The weighted average remaining contractual term for all options outstanding at March 31, 2013, was 6.5 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $194.4 million. The weighted average remaining contractual term for options vested and exercisable at March 31, 2013, was 5.4 years and the aggregate intrinsic value was $166.5 million.

The company received $6.0 million from options exercised during the three months ended March 31, 2013, and the intrinsic value associated with these exercises was $6.2 million. The tax benefit associated with the company’s stock compensation programs was $8.4 million for the first three months of 2013 and was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.  Stock-Based Compensation Programs (continued)

These options cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options granted in 2013 and 2012 have estimated weighted average fair values at the grant dates of $8.69 and $9.44 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2013	January 2012

Expected dividend yield	1.13%	1.06%
Expected stock price volatility	22.02%	30.22%
Risk-free interest rate	1.02%	0.84%
Expected life of options (in years)	5.5 years	5.26 years

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

The following is a summary of restricted stock activity for the three months ended March 31, 2013:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,763,636	$28.97
Granted	158,375	45.89
Vested	(413,015)	26.41
Canceled/forfeited	(6,679)	36.16
End of period	1,502,317	31.42

In January 2013, the company’s board of directors granted 148,875 performance-contingent restricted stock units (RSUs) to key employees, which will vest in January 2016 depending on the company’s growth in economic valued added (EVA®) dollars using 2012 EVA® dollars generated as the minimum threshold. The number of RSUs that will vest can range between zero and 200 percent of each participant’s assigned award opportunity. Under a previous program, in January 2012 the company’s board of directors granted 223,600 performance-contingent RSUs, to key employees, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital established at the beginning of the performance period. In both RSU programs, if the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

For the three months ended March 31, 2013, the company recognized expense of $7.7 million ($4.7 million after tax) for share-based compensation arrangements in selling, general and administrative expenses. For the three months ended April 1, 2012, the company recognized expense of $6.8 million ($4.1 million after tax) for such arrangements. At March 31, 2013, there were $55.1 million of unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Earnings and Dividends Per Share

	Three Months Ended
($ in millions, except per share amounts;	March 31,	April 1,
shares in thousands)	2013	2012

Net earnings attributable to Ball Corporation	$72.0	$88.3

Basic weighted average common shares	148,976	157,530
Effect of dilutive securities	3,340	3,415
Weighted average shares applicable to diluted earnings per share	152,316	160,945

Per basic share	$0.48	$0.56
Per diluted share	$0.47	$0.55

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1,364,870 and 2,729,010 in the three months ended March 31, 2013, and April 1, 2012, respectively.

The company declared and paid dividends of $0.13 per share in the first quarter of 2013 and $0.10 per share in the first quarter of 2012.

16.  Financial Instruments and Risk Management

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set-off any amounts owed with regard to open derivative positions.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $592 million at March 31, 2013. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next five years. Included in shareholders’ equity at March 31, 2013, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $17.7 million associated with these contracts. A net loss of $11.0 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 31, 2013, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At March 31, 2013, the company had outstanding interest rate swap contracts with notional amounts of approximately $256 million paying fixed rates expiring within the next five years. Included in shareholders’ equity at March 31, 2013, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $0.5 million associated with these contracts, all of which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At March 31, 2013, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $588 million. Approximately $0.3 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at March 31, 2013, of which a net loss of $0.5 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at March 31, 2013, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.4 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations, which were renewed in February 2013 and July 2012 and will be outstanding until March 2014 and September 2013, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively. As of March 31, 2013, the combined fair value of these swaps was a $2.2 million gain. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of March 31, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $21.4 million and no collateral was required to be posted. As of December 31, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $11.0 million and no collateral was required to be posted.

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

Fair Value of Derivative Instruments as of March 31, 2013

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$3.6	$1.9	$5.5
Foreign currency contracts	0.9	5.3	6.2
Other contracts	—	2.2	2.2
Total current derivative contracts	$4.5	$9.4	$13.9

Commodity contracts	$1.2	$—	$1.2
Foreign currency contracts	0.4	—	0.4
Total noncurrent derivative contracts	$1.6	$—	$1.6

Liabilities:
Commodity contracts	$14.0	$2.1	$16.1
Foreign currency contracts	1.3	2.1	3.4
Interest rate and other contracts	0.8	—	0.8
Total current derivative contracts	$16.1	$4.2	$20.3

Noncurrent commodity contracts	$10.6	$—	$10.6
Interest rate contracts	0.5	—	0.5
Total noncurrent derivative contracts	$11.1	$—	$11.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Fair Value of Derivative Instruments as of December 31, 2012

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$9.2	$1.0	$10.2
Foreign currency contracts	0.1	2.3	2.4
Other current contracts	—	0.6	0.6
Total current derivative contracts	$9.3	$3.9	$13.2

Noncurrent commodity contracts	$4.2	$—	$4.2

Liabilities:
Commodity contracts	$9.0	$0.7	$9.7
Foreign currency contracts	2.5	5.2	7.7
Interest rate and other contracts	1.0	—	1.0
Total current derivative contracts	$12.5	$5.9	$18.4

Noncurrent commodity contracts	$5.4	$—	$5.4
Interest rate contracts	0.5	—	0.5
Foreign currency contracts	0.4	—	0.4
Total noncurrent derivative contracts	$6.3	$—	$6.3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the New York Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each financial instrument either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2013, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $15.3 million at March 31, 2013, and $16.7 million at December 31, 2012, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended
	March 31, 2013		April 1, 2012
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(4.4)	$(0.8)	$(10.0)	$2.1
Interest rate contracts (b)	(0.3)	—	—	—
Inflation option contracts (c)	—	—	—	(0.1)
Foreign currency contracts (d)	(0.5)	0.3	(0.2)	(3.3)
Equity contracts (e)	—	1.7	—	2.6
Total	$(5.2)	$1.2	$(10.2)	$1.3

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

(e)          Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the consolidated statements of earnings.

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Amounts reclassified into earnings:
Commodity contracts	$4.4	$10.0
Interest rate and currency exchange contracts	0.8	0.2
Change in fair value of cash flow hedges:
Commodity contracts	(19.3)	17.8
Interest rate and currency exchange contracts	2.5	(0.2)
Foreign currency and tax impacts	2.0	(10.6)
	$(9.6)	$17.2

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Contingencies

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

18.  Indemnifications and Guarantees

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

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. The condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 19. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2013, and December 31, 2012, and for the three months ended March 31, 2013, and April 1, 2012. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended March 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,225.3	$775.4	$(9.7)	$1,991.0

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.2)	(1,035.6)	(617.4)	9.7	(1,643.5)
Depreciation and amortization	(1.4)	(30.9)	(40.2)	—	(72.5)
Selling, general and administrative	(22.8)	(47.8)	(38.7)	—	(109.3)
Business consolidation and other activities	(0.8)	(22.0)	0.1	—	(22.7)
Equity in results of subsidiaries	81.1	46.4	—	(127.5)	—
Intercompany	42.2	(35.5)	(6.7)	—	—
	98.1	(1,125.4)	(702.9)	(117.8)	(1,848.0)

Earnings (loss) before interest and taxes	98.1	99.9	72.5	(127.5)	143.0
Interest expense	(41.1)	0.5	(4.2)	—	(44.8)
Earnings (loss) before taxes	57.0	100.4	68.3	(127.5)	98.2
Tax provision	15.0	(17.7)	(15.4)	—	(18.1)
Equity in results of affiliates, net of tax	—	(0.5)	(0.3)	—	(0.8)
Net earnings (loss) from continuing operations	72.0	82.2	52.6	(127.5)	79.3
Discontinued operations, net of tax	—	0.1	—	—	0.1
Net earnings (loss)	72.0	82.3	52.6	(127.5)	79.4
Less net earnings attributable to noncontrolling interests	—	—	(7.4)	—	(7.4)
Net earnings (loss) attributable to Ball Corporation	$72.0	$82.3	$45.2	$(127.5)	$72.0

Comprehensive earnings attributable to Ball Corporation	$25.3	$44.9	$(2.9)	$(42.0)	$25.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended April 1, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,282.8	$761.9	$(2.0)	$2,042.7

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,088.2)	(601.5)	2.0	(1,687.7)
Depreciation and amortization	(1.3)	(30.2)	(37.5)	—	(69.0)
Selling, general and administrative	(22.1)	(48.1)	(29.4)	—	(99.6)
Business consolidation and other activities	(0.9)	(1.7)	(1.8)	—	(4.4)
Equity in results of subsidiaries	104.6	56.0	—	(160.6)	—
Intercompany	42.0	(36.2)	(5.8)	—	—
	122.3	(1,148.4)	(676.0)	(158.6)	(1,860.7)

Earnings (loss) before interest and taxes	122.3	134.4	85.9	(160.6)	182.0
Interest expense	(56.5)	0.3	(4.2)	—	(60.4)
Earnings (loss) before taxes	65.8	134.7	81.7	(160.6)	121.6
Tax provision	22.5	(32.1)	(18.4)	—	(28.0)
Equity in results of affiliates, net of tax	—	0.2	(0.4)	—	(0.2)
Net earnings (loss) from continuing operations	88.3	102.8	62.9	(160.6)	93.4
Discontinued operations, net of tax	—	(0.3)	—	—	(0.3)
Net earnings (loss)	88.3	102.5	62.9	(160.6)	93.1
Less net earnings attributable to noncontrolling interests	—	—	(4.8)	—	(4.8)
Net earnings (loss) attributable to Ball Corporation	$88.3	$102.5	$58.1	$(160.6)	$88.3

Comprehensive earnings attributable to Ball Corporation	$151.5	$163.1	$102.7	$(265.8)	$151.5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	At March 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$2.8	$0.3	$204.9	$—	$208.0
Receivables, net	4.3	174.0	879.4	—	1,057.7
Intercompany receivables	60.8	9.2	0.1	(70.1)	—
Inventories, net	(0.3)	675.0	468.9	—	1,143.6
Other current assets	41.9	100.1	71.4	—	213.4
Total current assets	109.5	958.6	1,624.7	(70.1)	2,622.7
Non-current assets
Property, plant and equipment, net	15.0	859.8	1,418.7	—	2,293.5
Investment in subsidiaries	3,938.5	1,977.7	78.7	(5,994.9)	—
Goodwill	—	939.5	1,380.0	—	2,319.5
Intangibles and other assets, net	204.1	97.3	238.9	—	540.3
Total assets	$4,267.1	$4,832.9	$4,741.0	$(6,065.0)	$7,776.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$16.1	$—	$409.5	$—	$425.6
Accounts payable	8.8	491.7	415.3	—	915.8
Intercompany payables	(0.3)	—	70.4	(70.1)	—
Accrued employee costs	10.2	119.6	67.4	—	197.2
Other current liabilities	39.7	73.5	91.1	—	204.3
Total current liabilities	74.5	684.8	1,053.7	(70.1)	1,742.9
Non-current liabilities
Long-term debt	2,770.9	—	634.4	—	3,405.3
Employee benefit obligations	296.4	456.9	395.6	—	1,148.9
Other liabilities	50.4	(341.2)	512.2	—	221.4
Total liabilities	3,192.2	800.5	2,595.9	(70.1)	6,518.5

Common stock	1,046.8	847.1	626.1	(1,473.2)	1,046.8
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,633.9	3,518.1	1,377.6	(4,895.7)	3,633.9
Accumulated other comprehensive earnings (loss)	(399.1)	(332.8)	(46.0)	378.8	(399.1)
Treasury stock, at cost	(3,206.7)	—	—	—	(3,206.7)
Total Ball Corporation shareholders’ equity	1,074.9	4,032.4	1,962.5	(5,994.9)	1,074.9
Noncontrolling interests	—	—	182.6	—	182.6
Total shareholders’ equity	1,074.9	4,032.4	2,145.1	(5,994.9)	1,257.5
Total liabilties and shareholders’ equity	$4,267.1	$4,832.9	$4,741.0	$(6,065.0)	$7,776.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	At December 31, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$0.2	$0.3	$173.6	$—	$174.1
Receivables, net	11.8	182.9	735.4	—	930.1
Intercompany receivables	66.5	8.8	—	(75.3)	—
Inventories, net	(0.8)	623.7	421.5	—	1,044.4
Other current assets	20.4	96.8	73.6	—	190.8
Total current assets	98.1	912.5	1,404.1	(75.3)	2,339.4
Non-current assets
Property, plant and equipment, net	9.3	854.4	1,424.9	—	2,288.6
Investment in subsidiaries	3,890.8	1,982.3	78.6	(5,951.7)	—
Goodwill	—	927.0	1,432.4	—	2,359.4
Intangibles and other assets, net	195.0	98.6	226.1	—	519.7
Total assets	$4,193.2	$4,774.8	$4,566.1	$(6,027.0)	$7,507.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$25.1	$—	$194.7	$—	$219.8
Accounts payable	12.8	461.4	472.7	—	946.9
Intercompany payables	—	0.6	74.7	(75.3)	—
Accrued employee costs	27.0	173.5	77.9	—	278.4
Other current liabilities	57.9	93.0	89.8	—	240.7
Total current liabilities	122.8	728.5	909.8	(75.3)	1,685.8
Non-current liabilities
Long-term debt	2,565.4	—	519.9	—	3,085.3
Employee benefit obligations	300.5	526.8	410.8	—	1,238.1
Other non-current liabilities	89.9	(467.9)	585.9	—	207.9
Total liabilities	3,078.6	787.4	2,426.4	(75.3)	6,217.1

Common stock	1,026.3	847.1	624.9	(1,472.0)	1,026.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,580.8	3,435.7	1,332.5	(4,768.2)	3,580.8
Accumulated other comprehensive earnings (loss)	(352.4)	(295.4)	2.1	293.3	(352.4)
Treasury stock, at cost	(3,140.1)	—	—	—	(3,140.1)
Total Ball Corporation shareholders’ equity	1,114.6	3,987.4	1,964.3	(5,951.7)	1,114.6
Noncontrolling interests	—	—	175.4	—	175.4
Total shareholders’ equity	1,114.6	3,987.4	2,139.7	(5,951.7)	1,290.0
Total liabilties and shareholders’ equity	$4,193.2	$4,774.8	$4,566.1	$(6,027.0)	$7,507.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(107.3)	$44.2	$(259.5)	$(322.6)
Cash provided by (used in) discontinued operating activities	—	(2.0)	—	(2.0)
Total cash provided by (used in) operating activities	(107.3)	42.2	(259.5)	(324.6)

Cash flows from investing activities
Capital expenditures	(1.3)	(29.5)	(57.9)	(88.7)
Business acquisition, net of cash acquired	—	(12.5)	(0.1)	(12.6)
Other, net	(6.4)	(0.2)	(1.4)	(8.0)
Cash provided by (used in) investing activities	(7.7)	(42.2)	(59.4)	(109.3)

Cash flows from financing activities
Long-term borrowings	260.0	—	165.5	425.5
Repayments of long-term borrowings	(55.1)	—	(56.0)	(111.1)
Net change in short-term borrowings	(9.0)	—	240.2	231.2
Proceeds from issuances of common stock	3.4	—	—	3.4
Acquisitions of treasury stock	(69.2)	—	—	(69.2)
Common dividends	(19.3)	—	—	(19.3)
Other, net	8.9	—	(0.4)	8.5
Cash provided by (used in) financing activities	119.7	—	349.3	469.0

Effect of exchange rate changes on cash	(2.1)	—	0.9	(1.2)

Change in cash and cash equivalents	2.6	—	31.3	33.9
Cash and cash equivalents — beginning of period	0.2	0.3	173.6	174.1
Cash and cash equivalents — end of period	$2.8	$0.3	$204.9	$208.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended April 1, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(312.6)	$23.1	$71.7	$(217.8)
Cash provided by (used in) discontinued operating activities	—	(0.5)	—	(0.5)
Total cash provided by (used in) operating activities	(312.6)	22.6	71.7	(218.3)

Cash flows from investing activities
Capital expenditures	—	(22.4)	(53.6)	(76.0)
Other, net	(4.9)	0.9	(6.7)	(10.7)
Cash provided by (used in) investing activities	(4.9)	(21.5)	(60.3)	(86.7)

Cash flows from financing activities
Long-term borrowings	1,140.0	0.1	—	1,140.1
Repayments of long-term borrowings	(632.8)	(0.1)	(3.2)	(636.1)
Net change in short-term borrowings	11.0	—	(41.9)	(30.9)
Proceeds from issuances of common stock	19.7	—	—	19.7
Acquisitions of treasury stock	(210.8)	—	—	(210.8)
Common dividends	(15.6)	—	—	(15.6)
Other, net	(14.9)	—	—	(14.9)
Cash provided by (used in) financing activities	296.6	—	(45.1)	251.5

Effect of exchange rate changes on cash	2.4	0.5	(8.4)	(5.5)

Change in cash and cash equivalents	(18.5)	1.6	(42.1)	(59.0)
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$5.5	$2.1	$99.2	$106.8

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this report, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its controlled affiliates are referred to collectively as “Ball Corporation,” “Ball,” “the company,” “we” or “our” in the following discussion and analysis.

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

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the PRC and South America, as do our equity joint ventures in the U.S. and Vietnam. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American market seeing a continued slight decline. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors.

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

The aerospace and technologies contract mix in the first three months of 2013 consisted of approximately 60 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 38 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of labor at fixed hourly rates. The contracted backlog of approximately $1.1 billion at March 31, 2013, consisted of approximately 46 percent fixed price contracts.

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. During 2012 and the first quarter of 2013, we made progress on each of our Drive for 10 levers as described in the following:

•                  maximizing value in our existing businesses through reducing standard beverage container and end capacity in North America and the expansion of specialty container production to meet current demand, redeployment of surplus equipment to other global locations, closure of certain metal beverage and metal food and aerosol packaging facilities and relocating our European headquarters to Zurich, Switzerland, to gain business, customer and supplier efficiencies;

•                  expanding further into new products and capabilities through expansion into extruded aluminum aerosol manufacturing with our Mexican acquisition in December 2012;

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

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Net sales	$1,991.0	$2,042.7
Net earnings attributable to Ball Corporation	72.0	88.3
Net earnings attributable to Ball Corporation as a % of consolidated net sales	3.6%	4.3%

Sales in the first quarter of 2013 decreased compared to the first quarter of 2012 due to lower metal packaging sales volumes. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation decreased due to higher business consolidation costs, partially offset by debt refinancing costs in 2012 and a lower tax rate in 2013. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,643.5 million in the first quarter of 2013 compared to $1,687.7 million in the first quarter of 2012. These amounts represented 82.5 percent of consolidated net sales in 2013 and 82.6 percent in 2012.

Depreciation and Amortization

Depreciation and amortization expense was $72.5 million in the first quarter of 2013 compared to $69.0 million in the first quarter of 2012. These amounts represented 3.6 percent of consolidated net sales in 2013 and 3.4 percent in 2012.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $109.3 million in the first quarter of 2013 compared to $99.6 million in the first quarter of 2012. These amounts represented 5.5 percent of consolidated net sales in 2013 and 4.9 percent in 2012. The increased SG&A expense was primarily due to increased professional service fees, higher employee costs, currency exchange fluctuations and other higher costs.

Interest and Taxes

Consolidated interest expense was $44.8 million in the first quarter of 2013 compared to $60.4 million in the first quarter 2012. Interest expense in the first quarter of 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 6.625 percent senior notes due March 2018. Interest expense as a percentage of average monthly borrowings was 5.0 percent in the first quarter of 2013 compared to 5.4 percent in the first quarter of 2012. Lower average borrowings rates in 2013 were offset by higher average debt levels.

The effective income tax rate for earnings from continuing operations was 18.4 percent for the first three months of 2013 compared to 23.0 percent for the first three months of 2012. The lower tax rate in 2013 was primarily the result of a lower projected foreign tax rate and lower U.S. taxes on foreign earnings. The 2013 benefit from the retroactive extension of the research and development credit was offset by the 2012 releases of non-recurring uncertain tax positions. The full-year 2013 effective income tax rate on continuing operations is expected to be approximately 28 percent on a U.S. GAAP basis.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. The segment results and disclosures for the three months ended April 1, 2012, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Net sales	$995.2	$1,049.7

Segment earnings	$104.0	$105.5
Business consolidation and other activities (a)	(1.5)	(1.7)
Total segment earnings	$102.5	$103.8

Segment earnings before business consolidation costs as a % of segment net sales	10.5%	10.1%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture aluminum containers used in beverage packaging, as well as non-beverage plastic containers manufactured and sold in the PRC.

Segment sales in the first quarter of 2013 were $54.5 million lower compared to the first quarter of 2012, due to lower sales volumes of $66 million, primarily related to commodity products in North America.

Segment earnings in the first quarter of 2013 were $1.5 million lower compared to the first quarter of 2012, mainly due to lower commodity product sales volumes of $30 million, offset by favorable net pricing and product mix of $10 million and improved manufacturing performance of $19 million.

Metal Beverage Packaging, Europe

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Net sales	$402.9	$414.5

Segment earnings	$30.9	$42.4
Business consolidation and other activities (a)	(1.7)	(1.8)
Total segment earnings	$29.2	$40.6

Segment earnings before business consolidation costs as a % of segment net sales	7.7%	10.2%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the first quarter of 2013 were $11.6 million lower compared to the first quarter of 2012, primarily due to lower volumes and unfavorable pricing and mix.

Segment earnings in the first quarter of 2013 were $11.5 million lower compared to the first quarter of 2012, primarily due to the lower sales volumes and higher input costs.

Metal Food and Household Products Packaging

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Net sales	$367.2	$378.9

Segment earnings	$34.7	$39.3
Business consolidation and other activities (a)	(18.8)	—
Total segment earnings	$15.9	$39.3

Segment earnings before business consolidation costs as a % of segment net sales	9.4%	10.4%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico and Argentina that manufacture and sell metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs. In December 2012, the company acquired a manufacturing facility from Envases, a leading producer of extruded aluminum aerosol packaging in Mexico with one manufacturing facility.

Segment sales in the first quarter of 2013 were $11.7 million lower compared to the first quarter of 2012, primarily due to lower net sales volumes of containers.

Segment earnings in the first quarter of 2013 were $4.6 million lower compared to the first quarter of 2012, primarily due to lower sales volumes and higher cost inventory carried into 2013.

Aerospace and Technologies

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Net sales	$231.4	$201.6
Segment earnings	17.9	19.7
Segment earnings as a % of segment net sales	7.7%	9.8%

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2013 increased $29.8 million compared to the first quarter of 2012, respectively, primarily due to higher sales from U.S. national defense contracts. Segment earnings decreased $1.8 million as a result of favorable non-recurring adjustments in the first quarter of 2012 on fixed price contracts that did not occur in 2013.

Contracted backlog in the aerospace and technologies segment was approximately $1.1 billion at March 31, 2013, compared to approximately $1.0 billion at December 31, 2012. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 5 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Cash flows provided by (used in) operating activities	$(324.6)	$(218.3)
Cash flows provided by (used in) investing activities	(109.3)	(86.7)
Cash flows provided by (used in) financing activities	469.0	251.5

Cash flows from operations in the first three months of 2013 were lower than in the first three months of 2012 due to unfavorable working capital changes. The unfavorable working capital changes were primarily related to higher inventory days on hand and higher days sales outstanding, partially offset by higher days payable outstanding. Inventory days on hand (annualized) increased from 59 days to 61 days, days sales outstanding (annualized) increased from 47 days to 48 days and days payable outstanding (annualized) increased from 43 days to 49 days.

In the fourth quarter of 2012, the company entered into an accounts receivable factoring program with a financial institution for certain receivables of the company. The program is accounted for as a true sale of the receivables and has a limit of $90 million, of which $78.2 million and $75 million was sold as of March 31, 2013, and December 31, 2012, respectively.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be approximately $95 million in 2013, of which $81.8 million was contributed as of March 31, 2013. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $22 million for the full year.

We expect 2013 capital expenditures for property, plant and equipment to be approximately $400 million, and approximately $160 million was contractually committed as of March 31, 2013. Capital expenditures are expected to be funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $65.8 million in the first three months of 2013 compared to $191.1 million in the first three months of 2012. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 13 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until December 2015, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $3.8 billion at March 31, 2013, was higher than the amount outstanding at December 31, 2012, of $3.3 billion due to seasonal working capital requirements.

At March 31, 2013, approximately $494 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to the long-term committed credit facilities, the company had approximately $635 million of short-term uncommitted credit facilities available at March 31, 2013, of which $170.7 million was outstanding and due on demand.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, which was amended in September 2012. The maximum the company can borrow under the amended agreement can vary between $110 million and $235 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. At March 31, 2013, $171.0 million were sold under the securitization agreement. There were no accounts receivable sold under this agreement at December 31, 2012. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at March 31, 2013, and December 31, 2012, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 11 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended
	March 31,	April 1,
($ in millions)	2013	2012

Earnings before taxes, as reported	$98.2	$121.6
Interest expense	44.8	60.4
Earnings before interest and taxes (EBIT)	143.0	182.0
Business consolidation and other activities	22.7	4.4
Comparable EBIT	$165.7	$186.4

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended March 31, 2013, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$572.2
Add interest expense	179.3
Earnings before interest and taxes (EBIT)	751.5
Add business consolidation and other activities	121.1
Comparable EBIT	872.6
Add depreciation and amortization	286.4
Comparable EBITDA	$1,159.0

Interest expense	$(179.3)

Total debt at March 31, 2013	$3,830.9
Less cash and cash equivalents	(208.0)
Net debt	$3,622.9

Comparable EBIT/Interest Expense	4.9x
Net debt/Comparable EBITDA	3.1x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended
	March 31,	April 1,
($ in millions, except per share amounts)	2013	2012

Net earnings attributable to Ball Corporation, as reported	$72.0	$88.3
Discontinued operations, net of tax	(0.1)	0.3
Business consolidation and other activities, net of tax	16.0	3.0
Debt refinancing costs, net of tax	—	9.2
Comparable Net Earnings	$87.9	$100.8

Per diluted share, as reported	$0.47	$0.55
Per diluted share, as adjusted	$0.58	$0.63

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 17 and 18 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2012 annual report filed on February 22, 2013, and in Note 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first three months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.               OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 31, 2013, except as discussed in Note 17 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 31, 2013.

	Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2013	—	$—	—	16,686,372
February 1 to February 28, 2013	1,333,848	45.05	1,333,848	15,352,524
March 1 to March 31, 2013	200,000	45.50	200,000	15,152,524
Total	1,533,848	45.11	1,533,848

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

Item 3.         Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 31, 2013.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

There were no events required to be reported under Item 5 for the quarter ended March 31, 2013.

Item 6.   Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation.

32.2

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

99	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended.

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation

(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 6, 2013

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

EXHIBIT INDEX

Description	Exhibit

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation (Filed herewith.)	EX-31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31.2

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation (Furnished herewith.)

EX-32.1

Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Furnished herewith.)

EX-32.2

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995, as amended (Filed herewith.)	EX-99

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101