Form 10-Q
period 2013-06-30
BALL CORP
filed 2013-08-05
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number  1-7349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

10 Longs Peak Drive, P.O. Box 5000 Broomfield, CO 80021-2510 (Address of registrant’s principal executive office)	80021-2510 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, without par value	145,096,925 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2013

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions, except per share amounts)	2013	2012	2013	2012

Net sales	$2,202.4	$2,296.3	$4,193.4	$4,339.0

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,798.9)	(1,890.8)	(3,442.4)	(3,578.5)
Depreciation and amortization	(74.5)	(66.5)	(147.0)	(135.5)
Selling, general and administrative	(102.9)	(98.6)	(212.2)	(198.2)
Business consolidation and other activities	(22.6)	(2.8)	(45.3)	(7.2)
	(1,998.9)	(2,058.7)	(3,846.9)	(3,919.4)

Earnings before interest and taxes	203.5	237.6	346.5	419.6

Interest expense	(47.7)	(44.7)	(92.5)	(90.0)
Debt refinancing costs	(26.7)	—	(26.7)	(15.1)
Total interest expense	(74.4)	(44.7)	(119.2)	(105.1)

Earnings before taxes	129.1	192.9	227.3	314.5
Tax provision	(30.8)	(50.0)	(48.9)	(78.0)
Equity in results of affiliates, net of tax	0.8	—	—	(0.2)
Net earnings from continuing operations	99.1	142.9	178.4	236.3
Discontinued operations, net of tax	—	(0.4)	0.1	(0.7)

Net earnings	99.1	142.5	178.5	235.6
Less net earnings attributable to noncontrolling interests	(4.0)	(3.0)	(11.4)	(7.8)

Net earnings attributable to Ball Corporation	$95.1	$139.5	$167.1	$227.8

Amounts attributable to Ball Corporation:
Continuing operations	$95.1	$139.9	$167.0	$228.5
Discontinued operations	—	(0.4)	0.1	(0.7)
Net earnings	$95.1	$139.5	$167.1	$227.8

Earnings per share:
Basic - continuing operations	$0.65	$0.90	$1.13	$1.46
Basic - discontinued operations	—	—	—	—
Total basic earnings per share	$0.65	$0.90	$1.13	$1.46

Diluted - continuing operations	$0.63	$0.88	$1.10	$1.43
Diluted - discontinued operations	—	—	—	(0.01)
Total diluted earnings per share	$0.63	$0.88	$1.10	$1.42

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Net earnings	$99.1	$142.5	$178.5	$235.6

Other comprehensive earnings:
Foreign currency translation adjustment	17.5	(69.6)	(27.6)	(29.5)
Pension and other postretirement benefits (a)	6.4	8.4	14.4	14.5
Effective financial derivatives (b)	(16.9)	(19.5)	(26.5)	(3.3)
Total comprehensive earnings	106.1	61.8	138.8	217.3
Less comprehensive earnings attributable to noncontrolling interests	(4.3)	(3.4)	(11.7)	(7.4)
Comprehensive earnings attributable to Ball Corporation	$101.8	$58.4	$127.1	$209.9

(a)         Net of tax expense (benefit) of $4.6 million and $9.2 million for the three and six months ended June 30, 2013, respectively, and $4.0 million and $8.2 million for the comparable periods in 2012, respectively.

(b)         Net of tax expense (benefit) of $(3.3) million and $(4.9) million for the three and six months ended June 30, 2013, respectively, and $(9.6) million and $(2.0) million for the comparable periods in 2012, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2013	2012

Assets
Current assets
Cash and cash equivalents	$169.5	$174.1
Receivables, net	1,123.9	930.1
Inventories, net	1,100.4	1,044.4
Other current assets	225.7	190.8
Total current assets	2,619.5	2,339.4
Non-current assets
Property, plant and equipment, net	2,306.1	2,288.6
Goodwill	2,334.9	2,359.4
Intangibles and other assets, net	555.1	519.7
Total assets	$7,815.6	$7,507.1

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$358.5	$219.8
Accounts payable	950.2	946.9
Accrued employee costs	205.2	278.4
Other current liabilities	253.5	240.7
Total current liabilities	1,767.4	1,685.8
Non-current liabilities
Long-term debt	3,472.6	3,085.3
Employee benefit obligations	1,149.0	1,238.1
Other non-current liabilities	219.2	207.9
Total liabilities	6,608.2	6,217.1

Shareholders’ equity
Common stock (329,746,616 shares issued - 2013; 329,014,589 shares issued - 2012)	1,056.0	1,026.3
Retained earnings	3,710.3	3,580.8
Accumulated other comprehensive earnings (loss)	(392.4)	(352.4)
Treasury stock, at cost (183,851,855 shares - 2013; 179,285,288 shares - 2012)	(3,347.3)	(3,140.1)
Total Ball Corporation shareholders’ equity	1,026.6	1,114.6
Noncontrolling interests	180.8	175.4
Total shareholders’ equity	1,207.4	1,290.0
Total liabilities and shareholders’ equity	$7,815.6	$7,507.1

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	July 1,
($ in millions)	2013	2012

Cash Flows from Operating Activities
Net earnings	$178.5	$235.6
Discontinued operations, net of tax	(0.1)	0.7
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	147.0	135.5
Business consolidation and other activities	45.3	7.2
Deferred tax provision	7.9	12.7
Other, net	(39.4)	(49.3)
Changes in working capital components	(394.6)	(267.3)
Cash provided by (used in) continuing operating activities	(55.4)	75.1
Cash provided by (used in) discontinued operating activities	(2.1)	(0.4)
Total cash provided by (used in) operating activities	(57.5)	74.7
Cash Flows from Investing Activities
Capital expenditures	(201.1)	(138.5)
Business acquisitions, net of cash acquired	(12.6)	—
Other, net	(4.5)	(16.2)
Cash provided by (used in) investing activities	(218.2)	(154.7)
Cash Flows from Financing Activities
Long-term borrowings	1,547.0	1,269.8
Repayments of long-term borrowings	(1,215.7)	(959.4)
Net change in short-term borrowings	202.0	13.7
Proceeds from issuances of common stock	13.6	29.7
Acquisitions of treasury stock	(215.9)	(278.4)
Common dividends	(38.0)	(31.2)
Other, net	(16.5)	(9.7)
Cash provided by (used in) financing activities	276.5	34.5

Effect of exchange rate changes on cash	(5.4)	3.2

Change in cash and cash equivalents	(4.6)	(42.3)
Cash and cash equivalents - beginning of period	174.1	165.8
Cash and cash equivalents - end of period	$169.5	$123.5

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

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2013, amendments to the existing accounting guidance were issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified in their entirety from each component of accumulated other comprehensive earnings based on the source into net earnings during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance was effective for Ball prospectively on January 1, 2013, and the additional required disclosures are included in Note 13.

In December 2011, accounting guidance was issued requiring disclosures to help reconcile differences in the offsetting requirements under U.S. generally accepted accounting principles (U.S. GAAP) and international financial reporting standards (IFRS). The new disclosure requirements mandate that companies disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. Further guidance was issued in January 2013 to clarify the intended scope of the required disclosures. The guidance was effective for Ball on January 1, 2013, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In July 2013, accounting guidance was issued to eliminate diversity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. In general, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. The guidance, which will be effective for Ball on January 1, 2014, is not expected to have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.              Accounting Pronouncements (continued)

Also in July 2013, accounting guidance was issued to provide for inclusion of the Overnight Index Swap Rate (OIS, also referred to as the Fed Funds Effective Swap Rate) as a benchmark interest rate for hedge accounting purposes. Prior to this guidance, in the U.S. only interest rates on direct U.S. Treasury obligations and the London Interbank Offered Rate (LIBOR) swap rate were considered benchmark interest rates for hedge accounting purposes. The guidance was effective for Ball prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In May 2013, the Committee of Sponsoring Organization of the Treadway Commission (COSO) issued the 2013 “Internal Control — Integrated Framework” (Framework). The 2013 Framework is expected to: (1) help companies design and implement internal controls in light of the changes in business and operating environments since the issuance of the original Framework, (2) broaden the application of internal controls in addressing operating and reporting objectives and (3) clarify the requirements for determining what constitutes effective internal controls. Implementation of the 2013 Framework is effective for Ball for the year ended December 31, 2014. During the transitional period, companies can continue to use the original Framework but should disclose whether the original or the 2013 Framework was utilized. Ball is continuing to use the original Framework and does not expect the implementation of the 2013 Framework to have a material effect on the company’s established internal controls around financial reporting.

In March 2013, accounting guidance was issued to clarify that a company should release the cumulative translation adjustment into net earnings if the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance also affects entities that lose a controlling financial interest in an investment in a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The guidance will be effective for Ball prospectively on January 1, 2014, and is not expected to have a material effect on the company’s consolidated financial statements.

3.             Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. The segment results and disclosures for the three and six months ended July 1, 2012, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Net sales
Metal beverage packaging, Americas & Asia	$1,086.3	$1,207.6	$2,081.5	$2,257.3
Metal beverage packaging, Europe	508.7	511.7	911.6	926.2
Metal food & household products packaging	382.6	372.0	749.8	750.9
Aerospace & technologies	226.1	210.3	457.5	411.9
Corporate and intercompany eliminations	(1.3)	(5.3)	(7.0)	(7.3)
Net sales	$2,202.4	$2,296.3	$4,193.4	$4,339.0

Net earnings
Metal beverage packaging, Americas & Asia	$125.7	$136.8	$229.7	$242.3
Business consolidation and other activities	(11.0)	0.3	(12.5)	(1.4)
Total metal beverage packaging, Americas & Asia	114.7	137.1	217.2	240.9

Metal beverage packaging, Europe	51.8	56.0	82.7	98.5
Business consolidation and other activities	(1.2)	(0.9)	(2.9)	(2.7)
Total metal beverage packaging, Europe	50.6	55.1	79.8	95.8

Metal food & household products packaging	47.5	41.6	82.2	80.8
Business consolidation and other activities	(9.7)	—	(28.5)	—
Total metal food & household products packaging	37.8	41.6	53.7	80.8

Aerospace & technologies	19.1	20.2	37.0	39.9
Business consolidation and other activities	(0.2)	—	(0.2)	—
Total aerospace & technologies	18.9	20.2	36.8	39.9

Segment earnings before interest and taxes	222.0	254.0	387.5	457.4

Undistributed and corporate expenses and intercompany eliminations, net	(18.0)	(14.2)	(39.8)	(34.7)
Business consolidation and other activities	(0.5)	(2.2)	(1.2)	(3.1)
Total undistributed and corporate expenses and intercompany eliminations, net	(18.5)	(16.4)	(41.0)	(37.8)

Earnings before interest and taxes	203.5	237.6	346.5	419.6

Interest expense	(47.7)	(44.7)	(92.5)	(90.0)
Debt refinancing costs	(26.7)	—	(26.7)	(15.1)
Total interest expense	(74.4)	(44.7)	(119.2)	(105.1)
Tax provision	(30.8)	(50.0)	(48.9)	(78.0)
Equity in results of affiliates, net of tax	0.8	—	—	(0.2)
Net earnings from continuing operations	99.1	142.9	178.4	236.3
Discontinued operations, net of tax	—	(0.4)	0.1	(0.7)
Net earnings	99.1	142.5	178.5	235.6
Less net earnings attributable to noncontrolling interests	(4.0)	(3.0)	(11.4)	(7.8)
Net earnings attibutable to Ball Corporation	$95.1	$139.5	$167.1	$227.8

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	June 30,	December 31,
($ in millions)	2013	2012

Total Assets
Metal beverage packaging, Americas & Asia	$3,349.2	$3,227.5
Metal beverage packaging, Europe	2,343.1	2,173.3
Metal food & household products packaging	1,628.0	1,568.9
Aerospace & technologies	332.9	332.8
Segment assets	7,653.2	7,302.5
Corporate assets and intercompany eliminations	162.4	204.6
Total assets	$7,815.6	$7,507.1

4.              Acquisitions

Envases del Plata S.A. de C.V. (Envases)

In December 2012, the company acquired Envases, a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí, for cash of $56.0 million, net of cash acquired, and assumed debt of $72.7 million. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition is expected to provide a platform to grow the company’s existing North American extruded aluminum business, providing a new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging. Based on the preliminary purchase price allocation, goodwill of $64.0 million was recorded at June 30, 2013. The acquisition of Envases is not material to the metal food and household products packaging segment.

5.              Business Consolidation Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Metal beverage packaging, Americas & Asia	$(11.0)	$0.3	$(12.5)	$(1.4)
Metal beverage packaging, Europe	(1.2)	(0.9)	(2.9)	(2.7)
Metal food & household products packaging	(9.7)	—	(28.5)	—
Aerospace & technologies	(0.2)	—	(0.2)	—
Corporate and other	(0.5)	(2.2)	(1.2)	(3.1)
	$(22.6)	$(2.8)	$(45.3)	$(7.2)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation Activities (continued)

2013

Metal Beverage Packaging, Americas and Asia

The second quarter included charges of $7.1 million to balance regional supply and demand in the segment by eliminating 12-ounce beverage can production from the company’s Milwaukee, Wisconsin, facility. The charges were composed of $3.6 million for accelerated depreciation, $2.0 million for severance and other employee benefits and $1.5 million for other costs. In addition, the first and second quarters of 2013 included net charges of $1.5 million and $3.9 million, primarily for ongoing costs related to the previously announced closures of Ball’s Columbus, Ohio, and Gainesville, Florida, facilities and voluntary separation programs, as well as other insignificant charges.

Metal Beverage Packaging, Europe, and Corporate

During the first and second quarters, the company recorded charges of $2.4 million and $1.7 million, respectively, primarily for implementation costs incurred in connection with the third quarter 2012 relocation of the company’s European headquarters from Germany to Switzerland.

Metal Food and Household Products Packaging

During the first quarter, the company announced that it will close its Elgin, Illinois, food and household products packaging facility in December 2013. The first and second quarters included charges of $20.8 million and $5.3 million, respectively, in connection with this planned closure. The total charges in the first six months of $26.1 million were composed of $16.0 million for severance, pension and other employee benefits; $4.2 million for the write down of the land and building to net realizable value; and $5.9 million for the accelerated depreciation on assets to be abandoned and other closure costs. Additional charges of approximately $7 million are expected to be recorded during the remainder of 2013 and first quarter of 2014. The Elgin facility produces steel aerosol and specialty cans, as well as flat steel sheet used by other Ball facilities. The plant’s production capabilities will be supplied by other Ball food and household products packaging facilities.

The second quarter also included a charge of $5.9 million to migrate certain hourly employees from a multi-employer defined benefit pension plan as of December 31, 2013, to a Ball-sponsored defined benefit pension plan. Additionally, the first and second quarters included income of $2.0 million and $1.5 million, respectively, to accrue for the reimbursement of funds paid in 2012 for the settlement of certain Canadian defined benefit pension liabilities related to previously closed facilities.

2012

Metal Beverage Packaging, Americas and Asia

The company recorded net charges of $1.7 million in the first quarter of 2012 and a reversal of $0.3 million in the second quarter related to previously closed facilities.

Metal Beverage Packaging, Europe, and Corporate

The first and second quarters of 2012 included charges of $2.5 million and $2.9 million, respectively, for implementation costs incurred in connection with the relocation of the company’s European headquarters from Germany to Switzerland, which was completed during the third quarter of 2012.

An additional $0.4 million of net charges were recorded in the first six months of 2012, primarily to reflect individually insignificant charges related to previously announced business consolidation and other activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation Activities (continued)

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Aerospace & Technologies	Corporate and Other Costs	Total

Balance at December 31, 2012	$16.4	$3.0	$1.9	$3.8	$25.1
Charges to earnings	(3.0)	18.0	—	0.2	15.2
Cash payments and other activity	(10.6)	(3.9)	(1.9)	(4.0)	(20.4)
Balance at June 30, 2013	$2.8	$17.1	$—	$—	$19.9

The carrying value of assets held for sale in connection with facility closures was $35.9 million at June 30, 2013, and $31.4 million at December 31, 2012.

6.              Receivables

	June 30,	December 31,
($ in millions)	2013	2012

Trade accounts receivable	$1,064.1	$878.3
Less allowance for doubtful accounts	(12.9)	(13.7)
Net trade accounts receivable	1,051.2	864.6
Other receivables	72.7	65.5
	$1,123.9	$930.1

The company has several regional uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $214 million at June 30, 2013. A total of $116.4 million and $75.0 million were sold under these programs as of June 30, 2013, and December 31, 2012, respectively.

7.              Inventories

	June 30,	December 31,
($ in millions)	2013	2012

Raw materials and supplies	$425.2	$426.7
Work-in-process and finished goods	724.1	664.5
Less inventory reserves	(48.9)	(46.8)
	$1,100.4	$1,044.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.              Property, Plant and Equipment

	June 30,	December 31,
($ in millions)	2013	2012

Land	$78.9	$82.6
Buildings	963.0	934.3
Machinery and equipment	3,495.4	3,407.6
Construction-in-progress	231.9	240.6
	4,769.2	4,665.1
Accumulated depreciation	(2,463.1)	(2,376.5)
	$2,306.1	$2,288.6

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $64.3 million and $128.1 million for the three and six months ended June 30, 2013, respectively, and $61.7 million and $125.8 million for the comparable periods in 2012, respectively.

9.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2012	$740.7	$993.2	$625.5	$—	$2,359.4
Business acquisitions and related opening balance sheet adjustments	—	—	(15.1)	8.6	(6.5)
Effects of currency exchange rates	—	(15.4)	(2.6)	—	(18.0)
Balance at June 30, 2013	$740.7	$977.8	$607.8	$8.6	$2,334.9

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.  Intangibles and Other Assets

	June 30,	December 31,
($ in millions)	2013	2012

Investment in affiliates	$33.1	$32.2
Intangible assets (net of accumulated amortization of $80.1 million at June 30, 2013, and $68.1 million at December 31, 2012)	176.3	162.9
Capitalized software (net of accumulated amortization of $84.9 million at June 30, 2013, and $78.4 million at December 31, 2012)	59.4	50.4
Company and trust-owned life insurance	138.6	114.7
Deferred financing costs	49.4	37.3
Other	98.3	122.2
	$555.1	$519.7

Total amortization expense of intangible assets amounted to $10.2 million and $18.9 million for the three and six months ended June 30, 2013, respectively, and $4.8 million and $9.7 million for the comparable periods in 2012, respectively.

11.       Debt

Long-term debt consisted of the following:

	June 30, 2013		December 31, 2012
	In Local		In Local
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$—	$—	$375.0	$375.0
7.375% Senior Notes, due September 2019	$325.0	325.0	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$750.0	750.0
4.00% Senior Notes, due November 2023	$1,000.0	1,000.0	$—	—
Senior Credit Facilities, due June 2018 (at variable rates)
Term A Loan, U.S. dollar denominated	$—	—	$125.0	125.0
Term B Loan, British sterling denominated	£37.7	57.4	£46.5	75.2
Term C Loan, euro denominated	€82.6	107.6	€91.3	120.6
Multi-currency revolver, U.S. dollar denominated	$50.0	50.0	$—	—
Multi-currency revolver, euro denominated	€—	—	€159.0	210.1
Latapack-Ball Notes Payable (at various rates and terms)	$230.7	230.7	$176.1	176.1
Other (including discounts and premiums)	Various	(2.9)	Various	32.4
		3,517.8		3,189.4
Less: Current portion of long-term debt		(45.2)		(104.1)
		$3,472.6		$3,085.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.  Debt (continued)

In May 2013, Ball: (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of its 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes, all of which occurred in the second quarter, and the early repayment of the Term A loan resulted in charges of $26.3 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts. These charges are included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion. In June 2013, the company amended the senior credit facilities and extended the term from December 2015 to June 2018. In connection with the amendment, the company recorded a charge of $0.4 million for the write off of unamortized financing costs. The charge is included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

At June 30, 2013, taking into account outstanding letters of credit and facility borrowings, approximately $926 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $583 million of short-term uncommitted credit facilities available at the end of the quarter, of which $169.3 million was outstanding and due on demand.

The fair value of the long-term debt at June 30, 2013, and at December 31, 2012, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. At June 30, 2013, $144.0 million of accounts receivable were sold under the securitization agreement. There were no accounts receivable sold under this agreement at December 31, 2012. Borrowings under the securitization agreement are included within short-term debt and current portion of long-term debt on the balance sheet.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00. The company was in compliance with all loan agreements and debt covenants at June 30, 2013, and December 31, 2012, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.  Debt (continued)

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

12.       Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2013	2012

Underfunded defined benefit pension liabilities, net	$745.2	$820.2
Less current portion and prepaid pension assets	(23.0)	(25.0)
Long-term defined benefit pension liabilities	722.2	795.2
Retiree medical and other postemployment benefits	175.1	177.0
Deferred compensation plans	229.7	237.8
Other	22.0	28.1
	$1,149.0	$1,238.1

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended
	June 30, 2013			July 1, 2012
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12.1	$2.5	$14.6	$11.7	$1.9	$13.6
Interest cost	13.8	6.0	19.8	14.1	7.1	21.2
Expected return on plan assets	(19.4)	(3.4)	(22.8)	(18.4)	(4.2)	(22.6)
Amortization of prior service cost	—	(0.1)	(0.1)	0.3	(0.1)	0.2
Recognized net actuarial loss	10.7	1.2	11.9	8.2	1.7	9.9
Curtailment loss (gain) (a)	(0.5)	—	(0.5)	0.2	—	0.2
Net periodic benefit cost for Ball-sponsored plans	16.7	6.2	22.9	16.1	6.4	22.5

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	0.6	—	0.6	0.7	—	0.7
Curtailment loss (a)	5.9	—	5.9	—	—	—
Net periodic benefit cost for multi-employer plans	6.5	—	6.5	0.7	—	0.7

Total net periodic benefit cost	$23.2	$6.2	$29.4	$16.8	$6.4	$23.2

(a)         Curtailment losses in 2013 are related to the closure of the company’s Elgin, Illinois, facility and the migration of certain of the company’s Weirton, West Virginia, hourly employees from a multi-employer defined benefit pension plan to a Ball-sponsored defined benefit pension plan as of December 31, 2013. Further details are available in Note 5.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.                               Employee Benefit Obligations (continued)

	Six Months Ended
	June 30, 2013			July 1, 2012
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$24.4	$5.0	$29.4	$23.4	$3.9	$27.3
Interest cost	27.6	11.9	39.5	28.2	14.4	42.6
Expected return on plan assets	(38.7)	(6.8)	(45.5)	(36.9)	(8.5)	(45.4)
Amortization of prior service cost	—	(0.2)	(0.2)	0.5	(0.2)	0.3
Recognized net actuarial loss	21.3	2.5	23.8	16.7	3.5	20.2
Curtailment loss (a)	4.1	—	4.1	0.2	—	0.2
Net periodic benefit cost for Ball-sponsored plans	38.7	12.4	51.1	32.1	13.1	45.2

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	1.3	—	1.3	1.4	—	1.4
Curtailment loss (a)	9.8	—	9.8	—	—	—
Net periodic benefit cost for multi-employer plans	11.1	—	11.1	1.4	—	1.4

Total net periodic benefit cost	$49.8	$12.4	$62.2	$33.5	$13.1	$46.6

(a)         Curtailment losses in 2013 are related to the closure of the company’s Elgin, Illinois, facility and the migration of certain of the company’s Weirton, West Virginia, hourly employees from a multi-employer defined benefit pension plan to a Ball-sponsored defined benefit pension plan as of December 31, 2013. Further details are available in Note 5.

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $85.3 million in the first six months of 2013 ($101.5 million in 2012). The total contributions to these funded plans are expected to be approximately $95 million for the full year. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $11.1 million (€8.5 million) in the first six months of 2013 and are expected to be approximately $22 million (approximately €17 million) for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2012	$117.5	$(461.0)	$(8.9)	$(352.4)
Other comprehensive earnings (loss) before reclassifications	(27.6)	—	(32.7)	(60.3)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	14.4	5.9	20.3
Balance at June 30, 2013	$89.9	$(446.6)	$(35.7)	$(392.4)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2013	June 30, 2013

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$3.0	$2.4
Commodity contracts and currency exchange contracts recorded in cost of sales	(6.1)	(10.4)
Interest rate contracts recorded in interest expense	(0.2)	(0.5)
Total before tax effect	(3.3)	(8.5)
Tax benefit (expense) on amounts reclassified into earnings	0.9	2.6
Recognized net earnings (loss)	$(2.4)	$(5.9)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.1	$0.2
Actuarial gains (losses)	(11.9)	(23.8)
Total before tax effect	(11.8)	(23.6)
Tax benefit (expense) on amounts reclassified into earnings	4.6	9.2
Total earnings (expense) recognized in net earnings
Recognized net earnings (loss)	$(7.2)	$(14.4)

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

14.  Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option and SSAR activity for the six months ended June 30, 2013, follows:

	Outstanding Options and SSARs
	Number of Shares	Weighted Average Exercise Price

Beginning of year	9,982,104	$26.71
Granted	1,364,870	45.93
Exercised	(784,180)	22.90
Canceled/forfeited	(37,525)	36.68
End of period	10,525,269	29.45

Vested and exercisable, end of period	7,130,019	24.76
Reserved for future grants (a)	12,415,262

(a)         On April 24, 2013, Ball’s shareholders approved the 2013 Stock and Cash Incentive Plan, which authorized 12.5 million shares for future option, SSAR and restricted share grants. This authorization replaced all previous authorizations.

The weighted average remaining contractual term for all options and SSARs outstanding at June 30, 2013, was 6.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $127.2 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at June 30, 2013, was 5.2 years and the aggregate intrinsic value was $119.7 million.

The company received $2.9 million from options exercised during the three months ended June 30, 2013, and the intrinsic value associated with these exercises was $3.0 million. During the six months ended June 30, 2013, the company received $8.9 million from options exercised, and the intrinsic value associated with these exercises was $9.2 million. The tax benefit associated with the company’s stock compensation programs was $9.2 million for the first six months of 2013 and was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.       Stock-Based Compensation Programs (continued)

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2013 and 2012 have estimated weighted average fair values at the grant dates of $8.69 and $9.44 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2013	January 2012

Expected dividend yield	1.13%	1.06%
Expected stock price volatility	22.02%	30.22%
Risk-free interest rate	1.02%	0.84%
Expected life of options	5.50 years	5.26 years

In addition to stock options and SSARs, the company issues to officers and certain employees restricted shares and restricted stock units, which vest over various periods. Other than the performance-contingent grants discussed below, such restricted shares and restricted stock units generally vest in equal installments over five years. Compensation cost is recorded based upon the estimated fair value of the shares at the grant date.

The following is a summary of restricted stock activity for the six months ended June 30, 2013:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,763,636	$28.97
Granted	185,845	46.11
Vested	(476,591)	26.51
Canceled/forfeited	(5,502)	34.21
End of period	1,467,388	31.92

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

For the three and six months ended June 30, 2013, the company recognized expense of $5.7 million ($3.4 million after tax) and $13.4 million ($8.1 million) for share-based compensation arrangements in selling, general and administrative expenses. For the three and six months ended July 1, 2012, the company recognized expense of $6.8 million ($4.1 million after tax) and $13.6 million ($8.3 million after tax), respectively, for such arrangements. At June 30, 2013, there were $44.9 million of unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.4 years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.       Earnings and Dividends Per Share

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts;	June 30,	July 1,	June 30,	July 1,
shares in thousands)	2013	2012	2013	2012

Net earnings attributable to Ball Corporation	$95.1	$139.5	$167.1	$227.8

Basic weighted average common shares	147,088	155,526	148,027	156,534
Effect of dilutive securities	3,217	3,455	3,235	3,409
Weighted average shares applicable to diluted earnings per share	150,305	158,981	151,262	159,943

Per basic share	$0.65	$0.90	$1.13	$1.46
Per diluted share	$0.63	$0.88	$1.10	$1.42

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled 1.4 million in both the three and six months ended June 30, 2013, respectively, and 1.4 million and 2.7 million in the three and six months ended July 1, 2012, respectively.

The company declared and paid dividends of $0.13 per share in each of the first two quarters of 2013 and $0.10 per share in each of the first two quarters of 2012.

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

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, the company uses certain derivative instruments such as options and forward contracts as economic and cash flow hedges of commodity price risk where there is not an arrangement in the sales contract to match underlying purchase volumes and pricing with sales volumes and pricing.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $570 million at June 30, 2013. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next five years. Included in shareholders’ equity at June 30, 2013, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $35.9 million associated with these contracts. A net loss of $22.4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, substantially all of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred or incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 30, 2013, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At June 30, 2013, the company had outstanding interest rate swap contracts with notional amounts of approximately $212 million paying fixed rates expiring within the next five years. The net after-tax loss associated with these contracts included in shareholders’ equity at June 30, 2013, within accumulated other comprehensive earnings (loss), is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company may use forward and option contracts to manage currency exposures. At June 30, 2013, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $827 million. Approximately $0.2 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at June 30, 2013, of which a net loss of $1.5 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at June 30, 2013, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.4 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations, which were renewed in February 2013 and July 2012 and will be outstanding until March 2014 and September 2013, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively. As of June 30, 2013, the combined fair value of these swaps was a $1.3 million loss. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of June 30, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $46.1 million and no collateral was required to be posted. As of December 31, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $11.0 million and no collateral was required to be posted.

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

Fair Value of Derivative Instruments as of June 30, 2013

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$5.1	$3.3	$8.4
Foreign currency contracts	1.3	6.6	7.9
Total current derivative contracts	$6.4	$9.9	$16.3

Noncurrent foreign currency contracts	$0.5	$—	$0.5

Liabilities:
Commodity contracts	$20.0	$3.8	$23.8
Foreign currency contracts	0.4	6.3	6.7
Interest rate and other contracts	0.7	1.3	2.0
Total current derivative contracts	$21.1	$11.4	$32.5

Noncurrent commodity contracts	$21.8	$—	$21.8

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

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each financial instrument either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2013, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $18.5 million at June 30, 2013, and $16.7 million at December 31, 2012, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended
	June 30, 2013		July 1, 2012
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(3.3)	$(0.7)	$(7.0)	$—
Interest rate contracts (b)	(0.2)	—	—	—
Foreign currency contracts (c)	0.2	3.1	(1.0)	(8.1)
Equity contracts (d)	—	(3.5)	—	(1.7)
Total	$(3.3)	$(1.1)	$(8.0)	$(9.8)

	Six Months Ended
	June 30, 2013		July 1, 2012
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(7.7)	$(1.5)	$(17.0)	$2.1
Interest rate contracts (b)	(0.5)	—	—	—
Foreign currency contracts (c)	(0.3)	3.4	(1.2)	(11.4)
Equity contracts (d)	—	(1.8)	—	0.9
Inflation option contracts (e)	—	—	—	(0.1)
Total	$(8.5)	$0.1	$(18.2)	$(8.5)

(a)         Gains and losses on commodity contracts are recorded in sales and cost of sales in the statements of earnings. A significant majority of these expenses were passed through to our customers, resulting in no significant impact to earnings.

(b)         Gains and losses on interest contracts are recorded in interest expense in the statements of earnings.

(c)          Gains and losses on foreign currency contracts to hedge the sales of products are recorded in cost of sales in the statements of earnings. Gains and losses on foreign currency hedges used for translation between segments are reflected in selling, general and administrative expenses in the statements of earnings.

(d)         Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the statements of earnings.

(e)          Gains and losses on inflation option contracts are recorded in selling, general and administrative expenses in the statements of earnings

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Amounts reclassified into earnings:
Commodity contracts	$3.3	$7.0	$7.7	$17.0
Interest rate and currency exchange contracts	—	1.0	0.8	1.2
Change in fair value of cash flow hedges:
Commodity contracts	(25.1)	(35.3)	(44.4)	(17.5)
Interest rate and currency exchange contracts	1.7	(3.0)	4.2	(3.2)
Foreign currency and tax impacts	2.9	10.1	4.9	(0.5)
	$(17.2)	$(20.2)	$(26.8)	$(3.0)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Contingencies (continued)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2013, and December 31, 2012, and for the three and six months ended June 30, 2013, and July 1, 2012. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended June 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,339.2	$867.6	$(4.4)	$2,202.4

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.2	(1,112.6)	(690.9)	4.4	(1,798.9)
Depreciation and amortization	(2.8)	(31.0)	(40.7)	—	(74.5)
Selling, general and administrative	(19.5)	(44.9)	(38.5)	—	(102.9)
Business consolidation and other activities	(0.5)	(20.9)	(1.2)	—	(22.6)
Equity in results of subsidiaries	128.0	65.5	—	(193.5)	—
Intercompany	46.2	(37.3)	(8.9)	—	—
	151.6	(1,181.2)	(780.2)	(189.1)	(1,998.9)

Earnings (loss) before interest and taxes	151.6	158.0	87.4	(193.5)	203.5
Interest expense	(44.0)	0.5	(4.2)	—	(47.7)
Debt refinancing and other	(26.7)	—	—	—	(26.7)
Total interest expense	(70.7)	0.5	(4.2)	—	(74.4)
Earnings (loss) before taxes	80.9	158.5	83.2	(193.5)	129.1
Tax provision	14.2	(30.6)	(14.4)	—	(30.8)
Equity in results of affiliates, net of tax	—	0.5	0.3	—	0.8
Net earnings (loss)	95.1	128.4	69.1	(193.5)	99.1
Less net earnings attributable to noncontrolling interests	—	—	(4.0)	—	(4.0)
Net earnings (loss) attributable to Ball Corporation	$95.1	$128.4	$65.1	$(193.5)	$95.1

Comprehensive earnings attributable to Ball Corporation	$101.8	$133.2	$69.6	$(202.8)	$101.8

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended July 1, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,418.6	$883.0	$(5.3)	$2,296.3

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.1)	(1,184.4)	(711.6)	5.3	(1,890.8)
Depreciation and amortization	(1.5)	(28.5)	(36.5)	—	(66.5)
Selling, general and administrative	(15.3)	(49.5)	(33.8)	—	(98.6)
Business consolidation and other activities	(2.2)	0.2	(0.8)	—	(2.8)
Equity in results of subsidiaries	152.5	67.6	—	(220.1)	—
Intercompany	40.4	(34.3)	(6.1)	—	—
	173.8	(1,228.9)	(788.8)	(214.8)	(2,058.7)

Earnings (loss) before interest and taxes	173.8	189.7	94.2	(220.1)	237.6
Interest expense	(41.7)	0.3	(3.3)	—	(44.7)
Earnings (loss) before taxes	132.1	190.0	90.9	(220.1)	192.9
Tax provision	7.4	(37.9)	(19.5)	—	(50.0)
Equity in results of affiliates, net of tax	—	0.8	(0.8)	—	—
Net earnings (loss) from continuing operations	139.5	152.9	70.6	(220.1)	142.9
Discontinued operations, net of tax	—	(0.4)	—	—	(0.4)
Net earnings (loss)	139.5	152.5	70.6	(220.1)	142.5
Less net earnings attributable to noncontrolling interests	—	—	(3.0)	—	(3.0)
Net earnings (loss) attributable to Ball Corporation	$139.5	$152.5	$67.6	$(220.1)	$139.5

Comprehensive earnings attributable to Ball Corporation	$58.4	$69.7	$(14.6)	$(55.1)	$58.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Six Months Ended June 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,564.5	$1,643.0	$(14.1)	$4,193.4

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,148.1)	(1,308.4)	14.1	(3,442.4)
Depreciation and amortization	(4.3)	(61.8)	(80.9)	—	(147.0)
Selling, general and administrative	(42.2)	(92.8)	(77.2)	—	(212.2)
Business consolidation and other activities	(1.3)	(42.9)	(1.1)	—	(45.3)
Equity in results of subsidiaries	209.1	111.8	—	(320.9)	—
Intercompany	88.4	(72.9)	(15.5)	—	—
	249.7	(2,306.7)	(1,483.1)	(306.8)	(3,846.9)

Earnings (loss) before interest and taxes	249.7	257.8	159.9	(320.9)	346.5
Interest expense	(85.1)	1.0	(8.4)	—	(92.5)
Debt refinancing and other	(26.7)	—	—	—	(26.7)
Total interest expense	(111.8)	1.0	(8.4)	—	(119.2)
Earnings (loss) before taxes	137.9	258.8	151.5	(320.9)	227.3
Tax provision	29.2	(48.2)	(29.9)	—	(48.9)
Net earnings (loss) from continuing operations	167.1	210.6	121.6	(320.9)	178.4
Discontinued operations, net of tax	—	0.1	—	—	0.1
Net earnings (loss)	167.1	210.7	121.6	(320.9)	178.5
Less net earnings attributable to noncontrolling interests	—	—	(11.4)	—	(11.4)
Net earnings (loss) attributable to Ball Corporation	$167.1	$210.7	$110.2	$(320.9)	$167.1

Comprehensive earnings attributable to Ball Corporation	$127.1	$178.1	$66.6	$(244.7)	$127.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Six Months Ended July 1, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,701.4	$1,644.9	$(7.3)	$4,339.0

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.1)	(2,272.6)	(1,313.1)	7.3	(3,578.5)
Depreciation and amortization	(2.8)	(58.7)	(74.0)	—	(135.5)
Selling, general and administrative	(37.4)	(97.6)	(63.2)	—	(198.2)
Business consolidation and other activities	(3.1)	(1.5)	(2.6)	—	(7.2)
Equity in results of subsidiaries	257.1	123.6	—	(380.7)	—
Intercompany	82.4	(70.5)	(11.9)	—	—
	296.1	(2,377.3)	(1,464.8)	(373.4)	(3,919.4)

Earnings (loss) before interest and taxes	296.1	324.1	180.1	(380.7)	419.6
Interest expense	(83.1)	0.6	(7.5)	—	(90.0)
Debt refinancing and other	(15.1)	—	—	—	(15.1)
Total interest expense	(98.2)	0.6	(7.5)	—	(105.1)
Earnings (loss) before taxes	197.9	324.7	172.6	(380.7)	314.5
Tax provision	29.9	(70.0)	(37.9)	—	(78.0)
Equity in results of affiliates, net of tax	—	1.0	(1.2)	—	(0.2)
Net earnings (loss) from continuing operations	227.8	255.7	133.5	(380.7)	236.3
Discontinued operations, net of tax	—	(0.7)	—	—	(0.7)
Net earnings (loss)	227.8	255.0	133.5	(380.7)	235.6
Less net earnings attributable to noncontrolling interests	—	—	(7.8)	—	(7.8)
Net earnings (loss) attributable to Ball Corporation	$227.8	$255.0	$125.7	$(380.7)	$227.8

Comprehensive earnings attributable to Ball Corporation	$209.9	$232.8	$88.1	$(320.9)	$209.9

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	At June 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$0.7	$0.3	$168.5	$—	$169.5
Receivables, net	2.4	171.8	949.7	—	1,123.9
Intercompany receivables	368.8	6.3	3.0	(378.1)	—
Inventories, net	(0.1)	667.5	433.0	—	1,100.4
Other current assets	36.0	104.7	85.0	—	225.7
Total current assets	407.8	950.6	1,639.2	(378.1)	2,619.5
Non-current assets
Property, plant and equipment, net	12.5	858.8	1,434.8	—	2,306.1
Investment in subsidiaries	4,073.7	2,024.8	78.6	(6,177.1)	—
Goodwill	—	935.6	1,399.3	—	2,334.9
Intangibles and other assets, net	212.6	104.5	238.0	—	555.1
Total assets	$4,706.6	$4,874.3	$4,789.9	$(6,555.2)	$7,815.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$29.0	$—	$329.5	$—	$358.5
Accounts payable	3.1	517.6	429.5	—	950.2
Intercompany payables	1.7	—	376.4	(378.1)	—
Accrued employee costs	13.2	122.0	70.0	—	205.2
Other current liabilities	51.8	98.6	103.1	—	253.5
Total current liabilities	98.8	738.2	1,308.5	(378.1)	1,767.4
Non-current liabilities
Long-term debt	3,119.8	—	352.8	—	3,472.6
Employee benefit obligations	291.7	461.7	395.6	—	1,149.0
Other liabilities	169.7	(489.4)	538.9	—	219.2
Total liabilities	3,680.0	710.5	2,595.8	(378.1)	6,608.2

Common stock	1,056.0	847.1	626.1	(1,473.2)	1,056.0
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,710.3	3,644.7	1,423.9	(5,068.6)	3,710.3
Accumulated other comprehensive earnings (loss)	(392.4)	(328.0)	(41.5)	369.5	(392.4)
Treasury stock, at cost	(3,347.3)	—	—	—	(3,347.3)
Total Ball Corporation shareholders’ equity	1,026.6	4,163.8	2,013.3	(6,177.1)	1,026.6
Noncontrolling interests	—	—	180.8	—	180.8
Total shareholders’ equity	1,026.6	4,163.8	2,194.1	(6,177.1)	1,207.4
Total liabilties and shareholders’ equity	$4,706.6	$4,874.3	$4,789.9	$(6,555.2)	$7,815.6

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(99.2)	$138.9	$(95.1)	$(55.4)
Cash provided by (used in) discontinued operating activities	0.1	(2.2)	—	(2.1)
Total cash provided by (used in) operating activities	(99.1)	136.7	(95.1)	(57.5)

Cash flows from investing activities
Capital expenditures	(2.6)	(84.8)	(113.7)	(201.1)
Business acquisition, net of cash acquired	—	(12.5)	(0.1)	(12.6)
Other, net	(3.9)	0.6	(1.2)	(4.5)
Cash provided by (used in) investing activities	(6.5)	(96.7)	(115.0)	(218.2)

Cash flows from financing activities
Long-term borrowings	1,373.0	—	174.0	1,547.0
Repayments of long-term borrowings	(823.1)	—	(392.6)	(1,215.7)
Net change in short-term borrowings	4.0	—	198.0	202.0
Proceeds from issuances of common stock	13.6	—	—	13.6
Acquisitions of treasury stock	(215.9)	—	—	(215.9)
Common dividends	(38.0)	—	—	(38.0)
Intercompany	(191.7)	(40.0)	231.7	—
Other, net	(10.3)	—	(6.2)	(16.5)
Cash provided by (used in) financing activities	111.6	(40.0)	204.9	276.5

Effect of exchange rate changes on cash	(5.5)	—	0.1	(5.4)

Change in cash and cash equivalents	0.5	0.0	(5.1)	(4.6)
Cash and cash equivalents — beginning of period	0.2	0.3	173.6	174.1
Cash and cash equivalents — end of period	$0.7	$0.3	$168.5	$169.5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended July 1, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(74.5)	$193.2	$(43.6)	$75.1
Cash provided by (used in) discontinued operating activities	—	(0.4)	—	(0.4)
Total cash provided by (used in) operating activities	(74.5)	192.8	(43.6)	74.7

Cash flows from investing activities
Capital expenditures	(0.2)	(47.0)	(91.3)	(138.5)
Other, net	(5.9)	2.9	(13.2)	(16.2)
Cash provided by (used in) investing activities	(6.1)	(44.1)	(104.5)	(154.7)

Cash flows from financing activities
Long-term borrowings	1,237.5	0.1	32.2	1,269.8
Repayments of long-term borrowings	(930.1)	(0.1)	(29.2)	(959.4)
Net change in short-term borrowings	20.0	—	(6.3)	13.7
Proceeds from issuances of common stock	29.7	—	—	29.7
Acquisitions of treasury stock	(278.4)	—	—	(278.4)
Common dividends	(31.2)	—	—	(31.2)
Intercompany	19.5	(149.5)	130.0	—
Other, net	(9.7)	—	—	(9.7)
Cash provided by (used in) financing activities	57.3	(149.5)	126.7	34.5

Effect of exchange rate changes on cash	0.5	0.5	2.2	3.2

Change in cash and cash equivalents	(22.8)	(0.3)	(19.2)	(42.3)
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$1.2	$0.2	$122.1	$123.5

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

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the PRC and South America, as do our equity joint ventures in the U.S. and Vietnam. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American market seeing a continued decline. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. During 2012 and the first half of 2013, we made progress on each of our Drive for 10 levers as described in the following:

•                  maximizing value in our existing businesses through reducing standard beverage container and end capacity in North America and the expansion of specialty container production to meet current demand; redeployment of surplus equipment to other global locations; closure of certain metal beverage and metal food and aerosol packaging facilities; and relocating our European headquarters to Zurich, Switzerland, to gain business, customer and supplier efficiencies;

•                  expanding further into new products and capabilities through expansion into extruded aluminum aerosol manufacturing with our Mexican acquisition in December 2012;

•                  aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout the global network;

•                  broadening our geographic reach with the construction and start up of three beverage container manufacturing facilities in China, Brazil and Vietnam, as well as the award of a South Korean environmental instrument in our aerospace business; and

•                  leveraging our technological expertise in packaging innovation and aerospace technologies to maintain our competitive advantage today and in the future.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Net sales	$2,202.4	$2,296.3	$4,193.4	$4,339.0
Net earnings attributable to Ball Corporation	95.1	139.5	167.1	227.8
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4.3%	6.1%	4.0%	5.3%

Sales in the second quarter and first six months of 2013 decreased compared to the same periods in 2012 due to lower metal beverage container sales volumes in North America and Europe, partially offset by higher metal food and aerosol container volumes and higher aerospace program revenues. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation decreased due to higher business consolidation and other activities and higher debt refinancing costs in 2013, partially offset by a lower tax rate in 2013. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,798.9 million and $3,442.4 million in the second quarter and first six months of 2013, respectively, compared to $1,890.8 million and $3,578.5 million for the same periods in 2012. These amounts represented 81.7 percent and 82.1 percent of consolidated net sales for the second quarter and first six months of 2013, respectively, and 82.3 percent and 82.5 percent for the same periods in 2012.

Depreciation and Amortization

Depreciation and amortization expense was $74.5 million and $147.0 million in the second quarter and first six months of 2013, respectively, compared to $66.5 million and $135.5 million for the same periods in 2012. These amounts represented 3.4 percent and 3.5 percent of consolidated net sales for the second quarter and first six months of 2013, respectively, compared to 2.9 percent and 3.1 percent for the same periods in 2012.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $102.9 million and $212.2 million in the second quarter and first six months of 2013, respectively, compared to $98.6 million and $198.2 million for the same periods in 2012. These amounts represented 4.7 percent and 5.1 percent of consolidated net sales for the second quarter and first six months of 2013, respectively, and 4.3 percent and 4.6 percent for the same periods in 2012. The increased SG&A expense was primarily due to higher employee costs and other higher costs that were individually insignificant.

Interest and Taxes

Consolidated interest expense was $74.4 million and $119.2 million in the second quarter and first six months of 2013, respectively, compared to $44.7 million and $105.1 million for the same periods in 2012. Interest expense in the second quarter of 2013 included $26.7 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts related to the tender of our 7.125 percent senior notes due September 2016, the repayment of the Term A Loan and the amendment and extension of the senior credit facilities. Interest expense in the first quarter of 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance discounts related to the tender of our 6.625 percent senior notes due March 2018. Interest expense as a percentage of average monthly borrowings was 5.2 percent and 5.1 percent in the second quarter and first six months of 2013 compared to 5.4 percent for both of the comparable periods in 2012. Lower average borrowings rates in 2013 were offset by higher average debt levels and the timing difference of the issuance of $1 billion senior notes due in 2023 versus the tender and call of the 2016 senior notes.

The effective income tax rate for earnings from continuing operations was 21.5 percent for the first six months of 2013 compared to 24.8 percent for the first six months of 2012. The lower tax rate in 2013 was primarily the result of the retroactive extension of the research and development credit, a lower projected foreign tax rate and lower U.S. taxes on foreign earnings, partially offset by the 2012 releases of uncertain tax positions which exceeded those occurring in 2013. The full-year 2013 effective income tax rate on continuing operations is expected to be approximately 27 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. The segment results and disclosures for the three and six months ended July 1, 2012, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Net sales	$1,086.3	$1,207.6	$2,081.5	$2,257.3

Segment earnings	$125.7	$136.8	$229.7	$242.3
Business consolidation and other activities (a)	(11.0)	0.3	(12.5)	(1.4)
Total segment earnings	$114.7	$137.1	$217.2	$240.9

Segment earnings before business consolidation costs as a % of segment net sales	11.6%	11.3%	11.0%	10.7%

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

Segment sales in the second quarter and first six months of 2013 were $121.3 million and $175.8 million lower compared to the same periods in 2012, respectively. The decreases in the second quarter and first six months were due to lower sales volumes of $94 million and $160 million, respectively, principally related to lower standard 12-ounce container sales volumes in North America.

Segment earnings in the second quarter and first six months of 2013 were $11.1 million and $12.6 million lower compared to the same periods in 2012, respectively. The decrease in second quarter earnings was mainly due to $47 million of lower standard 12-ounce container sales volumes in North America and unfavorable net pricing in the PRC, partially offset by improved manufacturing and other performance of $36 million. The decrease in earnings in the first six months was due to lower standard 12-ounce container sales volumes in North America of $63 million, partially offset by improved manufacturing and other performance of $51 million.

Metal Beverage Packaging, Europe

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Net sales	$508.7	$511.7	$911.6	$926.2

Segment earnings	$51.8	$56.0	$82.7	$98.5
Business consolidation and other activities (a)	(1.2)	(0.9)	(2.9)	(2.7)
Total segment earnings	$50.6	$55.1	$79.8	$95.8

Segment earnings before business consolidation costs as a % of segment net sales	10.2%	10.9%	9.1%	10.6%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the second quarter and first six months of 2013 were $3.0 million and $14.6 million lower compared to the same periods in 2012, primarily due to lower sales volumes and unfavorable product mix.

Segment earnings in the second quarter and first six months of 2013 were $4.2 million and $15.8 million lower, respectively, compared to the same periods in 2012, primarily due to the lower sales volumes and higher input and labor costs.

Metal Food and Household Products Packaging

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Net sales	$382.6	$372.0	$749.8	$750.9

Segment earnings	$47.5	$41.6	$82.2	$80.8
Business consolidation and other activities (a)	(9.7)	—	(28.5)	—
Total segment earnings	$37.8	$41.6	$53.7	$80.8

Segment earnings before business consolidation costs as a % of segment net sales	12.4%	11.2%	11.0%	10.8%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico and Argentina that manufacture and sell metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs. In December 2012, we acquired a manufacturing facility from Envases, a leading producer of extruded aluminum aerosol packaging in Mexico with one manufacturing facility.

Segment sales in the second quarter and first six months of 2013 were $10.6 million higher and $1.1 million lower, respectively, compared to the same periods in 2012. Higher sales in the second quarter were due largely to sales from the Mexico acquisition and higher sales volumes of tinplate products. Lower sales in the first six months were due to lower tinplate product sales volumes, offset by higher sales from the Mexico acquisition.

Segment earnings in the second quarter and first six months of 2013 were $5.9 million and $1.4 million higher, respectively, compared to the same periods in 2012. Higher earnings in the second quarter were due to improved manufacturing performance and higher sales volumes. Higher earnings in the first six months were due to improved manufacturing performance, offset by higher cost inventory carried into 2013.

Aerospace and Technologies

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Net sales	$226.1	$210.3	$457.5	$411.9

Segment earnings	19.1	20.2	37.0	39.9
Business consolidation and other activities (a)	(0.2)	—	(0.2)	—
Total segment earnings	$18.9	$20.2	$36.8	$39.9

Segment earnings before business consolidation costs as a % of segment net sales	8.4%	9.6%	8.1%	9.7%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the second quarter and first six months of 2013 were $15.8 million and $45.6 million higher, respectively, compared to the same periods in 2012 as a result of higher sales from U.S. national defense contracts. Despite the higher sales in the second quarter and first six months, earnings were $1.1 million and $2.9 million lower, respectively, due to the timing of program start-ups and net favorable non-recurring adjustments on fixed price contracts in 2012 that did not occur in 2013.

The aerospace and technologies contract mix in the first six months of 2013 consisted of 62 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 36 percent fixed-price contracts. The remainder represented time and material contracts, which typically provide for the sale of labor at fixed hourly rates. Contracted backlog was $966 million at June 30, 2013, compared to $1.0 billion at December 31, 2012. The backlog at June 30, 2013, consisted of 51 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

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

	Six Months Ended
	June 30,	July 1,
($ in millions)	2013	2012

Cash flows provided by (used in) operating activities	$(57.5)	$74.7
Cash flows provided by (used in) investing activities	(218.2)	(154.7)
Cash flows provided by (used in) financing activities	276.5	34.5

Cash flows from operations in the first six months of 2013 were lower than in the first six months of 2012 due to unfavorable working capital changes. The unfavorable working capital changes were primarily related to higher inventory days on hand, partially offset by higher days payable outstanding. Inventory days on hand (annualized) increased from 51 days to 56 days, and days payable outstanding (annualized) increased from 42 days to 49 days. Days sales outstanding (annualized) were 46 days for both periods.

We have several regional uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to us, and had combined limits of approximately $214 million at June 30, 2013. A total of $116.4 million and $75.0 million were sold under these programs as of June 30, 2013, and December 31, 2012, respectively.

Contributions to our defined benefit plans, not including the unfunded German plans, are expected to be approximately $95 million in 2013, of which $85.3 million was contributed as of June 30, 2013. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $22 million for the full year.

We expect 2013 capital expenditures for property, plant and equipment to be approximately $400 million, and approximately $140 million was contractually committed as of June 30, 2013. Capital expenditures are expected to be funded by cash flows from operations.

During July 2013, we signed a compensation agreement with the PRC government to vacate our Shenzhen manufacturing facility and relocate the production equipment by the end of September 2013. The proceeds from the compensation agreement are expected to offset the costs related to the closure and relocation of the Shenzhen facility.

Share Repurchases

Our share repurchases, net of issuances, totaled $202.3 million in the first six months of 2013 compared to $248.7 million in the first six months of 2012. We purchased an additional $43.9 million of common stock between July 1, 2013, and July 31, 2013.The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 13 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2018, our liquidity is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt was $3.8 billion at June 30, 2013, compared to $3.3 billion at December 31, 2012.

In May 2013, we (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of our 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes, all of which occurred in the second quarter, and the early repayment of the Term A loan resulted in charges of $26.3 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts. These charges are included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

In June 2013, we amended the senior credit facilities and extended the term from December 2015 to June 2018. In connection with the amendment, we recorded a charge of $0.4 million for the write off of unamortized financing costs. The charge is included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

At June 30, 2013, approximately $926 million was available under our long-term, multi-currency committed revolving credit facilities. In addition to these facilities, we had approximately $583 million of short-term uncommitted credit facilities available at June 30, 2013, of which $169.3 million was outstanding and due on demand.

In August 2011, we entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum we can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in our North American packaging businesses. At June 30, 2013, $144.0 million of accounts receivable were sold under the securitization agreement. There were no accounts receivable sold under this agreement at December 31, 2012. Borrowings under the securitization agreement are included within the short-term debt and current portion of long-term debt line on the balance sheet.

On March 9, 2012, we issued $750 million of 5.00 percent senior notes due in March 2022. On the same date, we tendered for the redemption of our 6.625 percent senior notes originally due in March 2018 in the amount of $450 million, at a redemption price per note of 102.583 percent of the outstanding principal amount plus accrued interest. At July 1, 2012, $392.7 million had been redeemed, and the remaining $57.3 million was redeemed during April 2012. The redemption of the bonds resulted in a charge of $15.1 million for the call premium and the write off of unamortized financing costs and premiums. The charge is included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Our bank credit agreement debt covenants require us to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00. We were in compliance with all loan agreements and debt covenants at June 30, 2013, and December 31, 2012, and have met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 11 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions)	2013	2012	2013	2012

Earnings before taxes, as reported	$129.1	$192.9	$227.3	$314.5
Interest expense	74.4	44.7	119.2	105.1
Earnings before interest and taxes (EBIT)	203.5	237.6	346.5	419.6
Business consolidation and other activities	22.6	2.8	45.3	7.2
Comparable EBIT	$226.1	$240.4	$391.8	$426.8

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended June 30, 2013, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$508.4
Add interest expense	209.0
Earnings before interest and taxes (EBIT)	717.4
Add business consolidation and other activities	140.9
Comparable EBIT	858.3
Add depreciation and amortization	294.4
Comparable EBITDA	$1,152.7

Interest expense	$(182.3)

Total debt at June 30, 2013	$3,831.1
Less cash and cash equivalents	(169.5)
Net debt	$3,661.6

Comparable EBIT/Interest Expense	4.7x
Net debt/Comparable EBITDA	3.2x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
($ in millions, except per share amounts)	2013	2012	2013	2012

Net earnings attributable to Ball Corporation, as reported	$95.1	$139.5	$167.1	$227.8
Discontinued operations, net of tax	—	0.4	(0.1)	0.7
Business consolidation and other activities, net of tax	16.3	1.8	32.3	4.8
Debt refinancing costs, net of tax	16.3	—	16.3	9.2
Comparable Net Earnings	$127.7	$141.7	$215.6	$242.5

Per diluted share, as reported	$0.63	$0.88	$1.10	$1.42
Per diluted share, as adjusted	$0.85	$0.89	$1.43	$1.52

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2012 annual report filed on February 22, 2013, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first six months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.               OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended June 30, 2013, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.          Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                   Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended June 30, 2013.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2013	300,000	$44.09	300,000	14,852,524
May 1 to May 31, 2013	2,826,234	45.15	2,826,234	12,026,290
June 1 to June 30, 2013	137,719	42.86	137,719	11,888,571
Total	3,263,953	44.95	3,263,953

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

Item 3.         Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 30, 2013.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

There were no events required to be reported under Item 5 for the quarter ended June 30, 2013.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 5, 2013

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101