Form 10-Q
period 2013-09-30
BALL CORP
filed 2013-10-30
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Stock, without par value	144,633,496 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2013

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except per share amounts)	2013	2012	2013	2012

Net sales	$2,277.9	$2,282.5	$6,471.3	$6,621.5

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,846.9)	(1,866.1)	(5,289.3)	(5,444.6)
Depreciation and amortization	(76.6)	(74.7)	(223.6)	(210.2)
Selling, general and administrative	(99.0)	(86.3)	(311.2)	(284.5)
Business consolidation and other activities	(43.8)	(36.8)	(89.1)	(44.0)
	(2,066.3)	(2,063.9)	(5,913.2)	(5,983.3)

Earnings before interest and taxes	211.6	218.6	558.1	638.2

Interest expense	(45.5)	(44.2)	(138.0)	(134.2)
Debt refinancing costs	(1.3)	—	(28.0)	(15.1)
Total interest expense	(46.8)	(44.2)	(166.0)	(149.3)

Earnings before taxes	164.8	174.4	392.1	488.9
Tax provision	(44.1)	(51.7)	(93.0)	(129.7)
Equity in results of affiliates, net of tax	0.9	(0.8)	0.9	(1.0)
Net earnings from continuing operations	121.6	121.9	300.0	358.2
Discontinued operations, net of tax	0.3	(2.2)	0.4	(2.9)

Net earnings	121.9	119.7	300.4	355.3
Less net earnings attributable to noncontrolling interests	(6.7)	(4.6)	(18.1)	(12.4)

Net earnings attributable to Ball Corporation	$115.2	$115.1	$282.3	$342.9

Amounts attributable to Ball Corporation:
Continuing operations	$114.9	$117.3	$281.9	$345.8
Discontinued operations	0.3	(2.2)	0.4	(2.9)
Net earnings	$115.2	$115.1	$282.3	$342.9

Earnings per share:
Basic - continuing operations	$0.80	$0.76	$1.92	$2.22
Basic - discontinued operations	—	(0.01)	—	(0.02)
Total basic earnings per share	$0.80	$0.75	$1.92	$2.20

Diluted - continuing operations	$0.78	$0.74	$1.88	$2.18
Diluted - discontinued operations	—	(0.01)	—	(0.02)
Total diluted earnings per share	$0.78	$0.73	$1.88	$2.16

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Net earnings	$121.9	$119.7	$300.4	$355.3

Other comprehensive earnings:
Foreign currency translation adjustment	57.3	27.5	29.7	(2.0)
Pension and other postretirement benefits (a)	3.3	5.7	17.7	20.2
Effective financial derivatives (b)	3.6	28.6	(22.9)	26.0
Total comprehensive earnings	186.1	181.5	324.9	399.5
Less comprehensive earnings attributable to noncontrolling interests	(6.6)	(4.5)	(18.3)	(12.6)
Comprehensive earnings attributable to Ball Corporation	$179.5	$177.0	$306.6	$386.9

(a)         Net of tax (expense) benefit of $(4.7) million and $(13.9) million for the three and nine months ended September 30, 2013, respectively, and $(4.2) million and $(12.4) million for the comparable periods in 2012, respectively.

(b)         Net of tax (expense) benefit of $(2.4) million and $2.5 million for the three and nine months ended September 30, 2013, respectively, and $(17.6) million and $(15.6) million for the comparable periods in 2012, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2013	2012

Assets
Current assets
Cash and cash equivalents	$168.2	$174.1
Receivables, net	1,087.5	930.1
Inventories, net	980.3	1,044.4
Other current assets	189.4	190.8
Total current assets	2,425.4	2,339.4
Non-current assets
Property, plant and equipment, net	2,360.1	2,288.6
Goodwill	2,379.8	2,359.4
Intangibles and other assets, net	543.9	519.7
Total assets	$7,709.2	$7,507.1

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$104.5	$219.8
Accounts payable	998.8	946.9
Accrued employee costs	232.3	278.4
Other current liabilities	234.6	240.7
Total current liabilities	1,570.2	1,685.8
Non-current liabilities
Long-term debt	3,417.5	3,085.3
Employee benefit obligations	1,175.7	1,238.1
Other non-current liabilities	229.0	207.9
Total liabilities	6,392.4	6,217.1

Shareholders’ equity
Common stock (330,072,784 shares issued - 2013; 329,014,589 shares issued - 2012)	1,068.3	1,026.3
Retained earnings	3,807.3	3,580.8
Accumulated other comprehensive earnings (loss)	(328.1)	(352.4)
Treasury stock, at cost (185,439,288 shares - 2013; 179,285,288 shares - 2012)	(3,418.1)	(3,140.1)
Total Ball Corporation shareholders’ equity	1,129.4	1,114.6
Noncontrolling interests	187.4	175.4
Total shareholders’ equity	1,316.8	1,290.0
Total liabilities and shareholders’ equity	$7,709.2	$7,507.1

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
($ in millions)	2013	2012

Cash Flows from Operating Activities
Net earnings	$300.4	$355.3
Discontinued operations, net of tax	(0.4)	2.9
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	223.6	210.2
Business consolidation and other activities	89.1	44.0
Deferred tax provision	3.3	15.4
Other, net	4.8	(34.1)
Changes in working capital components	(166.6)	(204.4)
Cash provided by (used in) continuing operating activities	454.2	389.3
Cash provided by (used in) discontinued operating activities	(2.3)	(1.0)
Total cash provided by (used in) operating activities	451.9	388.3
Cash Flows from Investing Activities
Capital expenditures	(309.6)	(206.9)
Business acquisitions, net of cash acquired	(14.2)	(15.3)
Other, net	2.2	18.0
Cash provided by (used in) investing activities	(321.6)	(204.2)
Cash Flows from Financing Activities
Long-term borrowings	1,546.6	1,269.8
Repayments of long-term borrowings	(1,277.5)	(982.7)
Net change in short-term borrowings	(55.4)	(98.8)
Proceeds from issuances of common stock	24.3	40.8
Acquisitions of treasury stock	(292.2)	(345.7)
Common dividends	(56.8)	(46.6)
Other, net	(15.6)	(6.6)
Cash provided by (used in) financing activities	(126.6)	(169.8)

Effect of exchange rate changes on cash	(9.6)	1.1

Change in cash and cash equivalents	(5.9)	15.4
Cash and cash equivalents - beginning of period	174.1	165.8
Cash and cash equivalents - end of period	$168.2	$181.2

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

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, accounting guidance was issued to provide for inclusion of the Overnight Index Swap Rate (OIS, also referred to as the Fed Funds Effective Swap Rate) as a benchmark interest rate for hedge accounting purposes. Prior to this guidance, in the U.S. only interest rates on direct U.S. Treasury obligations and the London Interbank Offered Rate (LIBOR) swap rate were considered benchmark interest rates for hedge accounting purposes. The guidance was effective for Ball prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The guidance did not have a material effect on the company’s consolidated financial statements.

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

3.              Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. The segment results and disclosures for the three and nine months ended September 30, 2012, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Net sales
Metal beverage packaging, Americas & Asia	$1,109.2	$1,169.6	$3,190.7	$3,426.9
Metal beverage packaging, Europe	488.9	450.8	1,400.5	1,377.0
Metal food & household products packaging	463.6	445.8	1,213.4	1,196.7
Aerospace & technologies	217.5	219.9	675.0	631.8
Corporate and intercompany eliminations	(1.3)	(3.6)	(8.3)	(10.9)
Net sales	$2,277.9	$2,282.5	$6,471.3	$6,621.5

Net earnings
Metal beverage packaging, Americas & Asia	$134.8	$142.2	$364.5	$384.5
Business consolidation and other activities	(14.1)	(31.5)	(26.6)	(32.9)
Total metal beverage packaging, Americas & Asia	120.7	110.7	337.9	351.6

Metal beverage packaging, Europe	60.5	54.3	143.2	152.7
Business consolidation and other activities	(1.7)	(3.5)	(4.6)	(6.2)
Total metal beverage packaging, Europe	58.8	50.8	138.6	146.5

Metal food & household products packaging	58.4	50.1	140.6	131.0
Business consolidation and other activities	(28.9)	—	(57.4)	—
Total metal food & household products packaging	29.5	50.1	83.2	131.0

Aerospace & technologies	18.0	22.5	55.0	62.4
Business consolidation and other activities	—	—	(0.2)	—
Total aerospace & technologies	18.0	22.5	54.8	62.4

Segment earnings before interest and taxes	227.0	234.1	614.5	691.5

Undistributed and corporate expenses and intercompany eliminations, net	(16.3)	(13.7)	(56.1)	(48.4)
Business consolidation and other activities	0.9	(1.8)	(0.3)	(4.9)
Total undistributed and corporate expenses and intercompany eliminations, net	(15.4)	(15.5)	(56.4)	(53.3)

Earnings before interest and taxes	211.6	218.6	558.1	638.2

Interest expense	(45.5)	(44.2)	(138.0)	(134.2)
Debt refinancing costs	(1.3)	—	(28.0)	(15.1)
Total interest expense	(46.8)	(44.2)	(166.0)	(149.3)
Tax provision	(44.1)	(51.7)	(93.0)	(129.7)
Equity in results of affiliates, net of tax	0.9	(0.8)	0.9	(1.0)
Net earnings from continuing operations	121.6	121.9	300.0	358.2
Discontinued operations, net of tax	0.3	(2.2)	0.4	(2.9)
Net earnings	121.9	119.7	300.4	355.3
Less net earnings attributable to noncontrolling interests	(6.7)	(4.6)	(18.1)	(12.4)
Net earnings attibutable to Ball Corporation	$115.2	$115.1	$282.3	$342.9

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	September 30,	December 31,
($ in millions)	2013	2012

Total Assets
Metal beverage packaging, Americas & Asia	$3,307.6	$3,227.5
Metal beverage packaging, Europe	2,325.9	2,299.8
Metal food & household products packaging	1,635.3	1,568.9
Aerospace & technologies	346.6	332.8
Segment assets	7,615.4	7,429.0
Corporate assets and intercompany eliminations	93.8	78.1
Total assets	$7,709.2	$7,507.1

4.  Acquisitions

Envases del Plata S.A. de C.V.

In December 2012, the company acquired a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí for cash of $57.7 million, net of cash acquired, and assumed debt of $72.7 million. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition is expected to provide a platform to grow the company’s existing North American extruded aluminum business, providing a new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging. Based on the final purchase price allocation, goodwill of $64.0 million was recorded at September 30, 2013. This acquisition is not material to the metal food and household products packaging segment.

5.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Metal beverage packaging, Americas & Asia	$(14.1)	$(31.5)	$(26.6)	$(32.9)
Metal beverage packaging, Europe	(1.7)	(3.5)	(4.6)	(6.2)
Metal food & household products packaging	(28.9)	—	(57.4)	—
Aerospace & technologies	—	—	(0.2)	—
Corporate and other	0.9	(1.8)	(0.3)	(4.9)
	$(43.8)	$(36.8)	$(89.1)	$(44.0)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation and Other Activities (continued)

2013

Metal Beverage Packaging, Americas and Asia

During July 2013, the company signed a compensation agreement for approximately $72 million pretax with the PRC government to vacate the Shenzhen manufacturing facility and relocate the production equipment. Proceeds from the compensation agreement will offset costs related to the closure and relocation of the Shenzhen facility and will be composed of compensation for the disposal of the land and building, the disposal and transfer of machinery and equipment, business interruption costs and severance. Any compensation received in excess of expenses or losses incurred by the company will be reflected in business consolidation and other activities. The third quarter and first nine months included charges of $6.8 million and $8.1 million, respectively, for closure and relocation costs. The total charges in the first nine months of $8.1 million were composed of $6.6 million for severance, which will be compensated in the fourth quarter; and $1.5 million for other costs that will not be compensated under the agreement. The company also recorded charges of $7.8 million and $3.3 million, respectively, in the first nine months for the write-off of the land and building and the disposal and transfer of machinery and equipment, which were both fully compensated in the third quarter and recorded as income to offset the charges. During the third quarter, the company received $28.4 million of compensation, of which $17.3 million was deferred on the balance sheet. The remainder of the compensation is expected to be received in the fourth quarter of 2013.

The third quarter and first nine months included charges of $1.6 million and $8.7 million, respectively, to eliminate 12-ounce beverage can production from the company’s Milwaukee, Wisconsin, facility. The charges for the nine months were composed of $4.6 million for accelerated depreciation, $1.6 million for severance and other employee benefits and $2.5 million for other costs. In addition, the third quarter and first nine months of 2013 included net charges of $5.3 million and $8.4 million, respectively, primarily for ongoing costs related to the previously announced closures of Ball’s Columbus, Ohio, and Gainesville, Florida, facilities and voluntary separation programs, as well as other insignificant charges.

The third quarter and first nine months of 2013 also included net charges of $0.4 million and $1.4 million, respectively, for ongoing costs related to previously closed facilities and other insignificant costs.

Metal Beverage Packaging, Europe, and Corporate

During the third quarter and first nine months, the company recorded charges of $1.7 million and $5.5 million, respectively, primarily for headcount reductions and implementation costs incurred in connection with the relocation of the company’s European headquarters from Germany to Switzerland.

The third quarter and first nine months of 2013 also included net income of $0.9 million and $0.6 million, respectively, primarily related to previously closed facilities.

Metal Food and Household Products Packaging

In the third quarter, the company recorded an accounts receivable provision of $27.0 million as a result of the October 28, 2013, bankruptcy filing of a metal food and household products packaging segment customer. This provision represents the company’s estimate of the most likely potential loss of value it expects to incur on the approximately $46.5 million accounts receivable balance as a result of the financial condition of this customer. The company’s estimate of potential loss as a result of this event may materially change in the future if the customer’s facts and circumstances change.

During the first quarter, the company announced that it will close its Elgin, Illinois, food and household products packaging facility in December 2013. The third quarter and first nine months included charges of $1.9 million and $28.0 million, respectively, in connection with this planned closure. The total charges in the first nine months were composed of $16.0 million for severance, pension and other employee benefits; $4.2 million for the write down of the land and building to net realizable value; and $7.8 million for the accelerated depreciation on assets to be abandoned and other closure costs. The Elgin facility produces steel aerosol and specialty cans, as well as flat steel sheet used by other Ball facilities. The plant’s production capabilities will be supplied by other Ball food and household products packaging facilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation and Other Activities (continued)

The second quarter also included a charge of $5.9 million to migrate certain hourly employees from a multi-employer defined benefit pension plan as of January 1, 2014, to a Ball-sponsored defined benefit pension plan. Additionally, the first six months included income of $3.5 million to accrue for the reimbursement of funds paid in 2012 for the settlement of certain Canadian defined benefit pension liabilities related to previously closed facilities.

2012

Metal Beverage Packaging, Americas and Asia

In August 2012, Ball announced plans to close its Columbus, Ohio, U.S., beverage can manufacturing facility and its Gainesville, Florida, U.S., end facility in order to consolidate the company’s 12-ounce beverage can and end production capacity to meet changing market demand. In connection with the closures, the company recorded initial charges of $31.3 million in the third quarter, of which $20.1 million represented severance, pension and other employee benefits; $6.6 million represented accelerated depreciation and $4.6 million represented the obsolescence of tooling and spares.

The third quarter and first nine months of 2012 also included net charges of $0.2 million and $1.6 million, respectively, for ongoing costs related to previously closed facilities and other insignificant costs.

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

Following is a summary by segment of the activity in the restructuring reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Aerospace & Technologies	Corporate and Other Costs	Total

Balance at December 31, 2012	$16.4	$3.0	$1.9	$3.8	$25.1
Charges to earnings	(3.3)	18.4	—	0.2	15.3
Cash payments and other activity	(11.3)	(6.3)	(1.9)	(4.0)	(23.5)
Balance at September 30, 2013	$1.8	$15.1	$—	$—	$16.9

The carrying value of assets held for sale in connection with facility closures was $36.8 million at September 30, 2013, and $31.4 million at December 31, 2012.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.              Receivables

	September 30,	December 31,
($ in millions)	2013	2012

Trade accounts receivable	$1,061.2	$878.3
Less allowance for doubtful accounts	(39.3)	(13.7)
Net trade accounts receivable	1,021.9	864.6
Other receivables	65.6	65.5
	$1,087.5	$930.1

The allowance for doubtful accounts at September 30, 2013, includes a provision recorded in the third quarter as a result of the October 28, 2013, bankruptcy filing of a metal food and household products packaging segment customer. Additional details are available in Note 5.

The company has several regional uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $245 million at September 30, 2013. A total of $149.5 million and $75.0 million were sold under these programs as of September 30, 2013, and December 31, 2012, respectively. Latapack-Ball also has a non-recourse uncommitted accounts receivable factoring program in 2013 with a limit of approximately $24 million (55 million Brazilian real), under which there were no accounts receivable sold as of September 30, 2013.

7.              Inventories

	September 30,	December 31,
($ in millions)	2013	2012

Raw materials and supplies	$441.6	$426.7
Work-in-process and finished goods	588.1	664.5
Less inventory reserves	(49.4)	(46.8)
	$980.3	$1,044.4

8.              Property, Plant and Equipment

	September 30,	December 31,
($ in millions)	2013	2012

Land	$79.2	$82.6
Buildings	963.5	934.3
Machinery and equipment	3,541.1	3,407.6
Construction-in-progress	283.2	240.6
	4,867.0	4,665.1
Accumulated depreciation	(2,506.9)	(2,376.5)
	$2,360.1	$2,288.6

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $66.8 million and $194.9 million for the three and nine months ended September 30, 2013, respectively, and $64.4 million and $190.2 million for the comparable periods in 2012, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

9.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2012	$740.7	$993.2	$625.5	$—	$2,359.4
Business acquisitions and related opening balance sheet adjustments	—	—	(15.1)	8.6	(6.5)
Effects of currency exchange rates	—	23.0	3.9	—	26.9
Balance at September 30, 2013	$740.7	$1,016.2	$614.3	$8.6	$2,379.8

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

10. Intangibles and Other Assets

	September 30,	December 31,
($ in millions)	2013	2012

Investment in affiliates	$33.6	$32.2
Intangible assets (net of accumulated amortization of $87.0 million at September 30, 2013, and $68.1 million at December 31, 2012)	171.5	162.9
Capitalized software (net of accumulated amortization of $87.7 million at September 30, 2013, and $78.4 million at December 31, 2012)	61.6	50.4
Company and trust-owned life insurance	139.9	114.7
Deferred financing costs	47.8	37.3
Other	89.5	122.2
	$543.9	$519.7

Total amortization expense of intangible assets amounted to $9.8 million and $28.7 million for the three and nine months ended September 30, 2013, respectively, and $10.3 million and $20.0 million for the comparable periods in 2012, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt

Long-term debt consisted of the following:

	September 30, 2013		December 31, 2012
	In		In
	Denominated		Denominated
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$—	$—	$375.0	$375.0
7.375% Senior Notes, due September 2019	$315.4	315.4	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$750.0	750.0
4.00% Senior Notes, due November 2023	$1,000.0	1,000.0	$—	—
Senior Credit Facilities, due June 2018 (at variable rates)
Term A Loan, U.S. dollar denominated	$—	—	$125.0	125.0
Term B Loan, British sterling denominated	£37.3	60.2	£46.5	75.2
Term C Loan, euro denominated	€81.6	110.4	€91.3	120.6
Multi-currency revolver, euro denominated	€—	—	€159.0	210.1
Latapack-Ball Notes Payable (at various rates and terms)	$230.7	230.7	$176.1	176.1
Other (including discounts and premiums)	Various	(2.6)	Various	32.4
		3,464.1		3,189.4
Less: Current portion of long-term debt		(46.6)		(104.1)
		$3,417.5		$3,085.3

In May 2013, Ball: (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of its 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes, all of which occurred in the second quarter, and the early repayment of the Term A loan resulted in charges of $26.5 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts. These charges are included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

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

At September 30, 2013, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $984 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $658 million of short-term uncommitted credit facilities available at the end of the quarter, of which $57.9 million was outstanding and due on demand.

The fair value of the long-term debt at September 30, 2013, and at December 31, 2012, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. There were no accounts receivable sold under this agreement at September 30, 2013, or December 31, 2012. Borrowings under the securitization agreement, if any, are included within short-term debt and current portion of long-term debt on the balance sheet.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00. The company was in compliance with all loan agreements and debt covenants at September 30, 2013, and December 31, 2012, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.       Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2013	2012

Underfunded defined benefit pension liabilities, net	$762.7	$820.2
Less current portion and prepaid pension assets	(23.8)	(25.0)
Long-term defined benefit pension liabilities	738.9	795.2
Retiree medical and other postemployment benefits	175.0	177.0
Deferred compensation plans	239.5	237.8
Other	22.3	28.1
	$1,175.7	$1,238.1

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended September 30,
	2013			2012
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12.1	$2.5	$14.6	$11.7	$2.0	$13.7
Interest cost	13.8	5.9	19.7	14.2	7.1	21.3
Expected return on plan assets	(19.3)	(3.4)	(22.7)	(18.6)	(4.3)	(22.9)
Amortization of prior service cost	—	(0.1)	(0.1)	0.2	(0.1)	0.1
Recognized net actuarial loss	10.7	1.2	11.9	8.4	1.8	10.2
Curtailment loss	—	—	—	0.1	—	0.1
Net periodic benefit cost for Ball-sponsored plans	17.3	6.1	23.4	16.0	6.5	22.5

Net periodic benefit cost for multi-employer plans	0.7	—	0.7	0.6	—	0.6

Total net periodic benefit cost	$18.0	$6.1	$24.1	$16.6	$6.5	$23.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.  Employee Benefit Obligations (continued)

	Nine Months Ended September 30,
	2013			2012
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$36.5	$7.5	$44.0	$35.1	$5.9	$41.0
Interest cost	41.4	17.8	59.2	42.4	21.5	63.9
Expected return on plan assets	(58.0)	(10.2)	(68.2)	(55.5)	(12.8)	(68.3)
Amortization of prior service cost	—	(0.3)	(0.3)	0.7	(0.3)	0.4
Recognized net actuarial loss	32.0	3.7	35.7	25.1	5.3	30.4
Curtailment loss (a)	4.1	—	4.1	0.3	—	0.3
Net periodic benefit cost for Ball-sponsored plans	56.0	18.5	74.5	48.1	19.6	67.7

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	2.0	—	2.0	2.0	—	2.0
Curtailment loss (a)	9.8	—	9.8	—	—	—
Net periodic benefit cost for multi-employer plans	11.8	—	11.8	2.0	—	2.0

Total net periodic benefit cost	$67.8	$18.5	$86.3	$50.1	$19.6	$69.7

(a)         Curtailment losses in 2013 are related to the closure of the company’s Elgin, Illinois, facility and the migration of certain of the company’s Weirton, West Virginia, hourly employees from a multi-employer defined benefit pension plan to a Ball-sponsored defined benefit pension plan as of January 1, 2014. Further details are available in Note 5.

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $89.7 million in the first nine months of 2013 ($108.7 million in 2012). The total contributions to these funded plans are expected to be approximately $95 million for the full year. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Payments to participants in the unfunded German plans were $16.7 million (€12.7 million) in the first nine months of 2013 and are expected to be approximately $23 million (approximately €17 million) for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2012	$117.5	$(461.0)	$(8.9)	$(352.4)
Other comprehensive earnings (loss) before reclassifications	29.7	(3.8)	(37.0)	(11.1)
Amounts reclassified from Accumulated other comprehensive earnings (loss)	—	21.5	13.9	35.4
Balance at September 30, 2013	$147.2	$(443.3)	$(32.0)	$(328.1)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended	Nine Months Ended
($ in millions)	September 30, 2013	September 30, 2013

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$2.8	$5.2
Commodity contracts and currency exchange contracts recorded in cost of sales	(13.2)	(23.6)
Interest rate contracts recorded in interest expense	(0.3)	(0.8)
Total before tax effect	(10.7)	(19.2)
Tax benefit (expense) on amounts reclassified into earnings	2.7	5.3
Recognized gain (loss)	$(8.0)	$(13.9)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.1	$0.3
Actuarial gains (losses)	(11.9)	(35.7)
Total before tax effect	(11.8)	(35.4)
Tax benefit (expense) on amounts reclassified into earnings	4.7	13.9
Recognized gain (loss)	$(7.1)	$(21.5)

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

14.       Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option and SSAR activity for the nine months ended September 30, 2013, follows:

	Outstanding Options and SSARs
	Number of Shares	Weighted Average Exercise Price

Beginning of year	9,982,104	$26.71
Granted	1,364,870	$45.93
Exercised	(1,046,369)	$23.14
Canceled/forfeited	(48,625)	$37.62
End of period	10,251,980	$29.59

Vested and exercisable, end of period	6,866,980	$24.79
Reserved for future grants (a)	12,412,861

(a)         On April 24, 2013, Ball’s shareholders approved the 2013 Stock and Cash Incentive Plan, which authorized 12.5 million shares for future option, SSAR and restricted share grants. This authorization replaced all previous authorizations.

The weighted average remaining contractual term for all options and SSARs outstanding at September 30, 2013, was 6.0 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $158.2 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at September 30, 2013, was 4.8 years and the aggregate intrinsic value was $138.0 million.

The company received $5.2 million from options exercised during the three months ended September 30, 2013, and the intrinsic value associated with these exercises was $4.6 million. During the nine months ended September 30, 2013, the company received $14.1 million from options exercised, and the intrinsic value associated with these exercises was $13.8 million. The tax benefit associated with the company’s stock compensation programs was $10.5 million for the first nine months of 2013 and was reported as other financing activities in the unaudited condensed consolidated statement of cash flows.

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

In addition to stock options and SSARs, the company issues restricted shares and restricted stock units to officers and certain employees, which vest over various periods. Other than the performance-contingent grants discussed below, such restricted shares and restricted stock units generally vest in equal installments over five years. Compensation cost is recorded based upon the estimated fair value of the shares at the grant date.

The following is a summary of restricted stock activity for the nine months ended September 30, 2013:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,763,636	$28.97
Granted	185,845	46.11
Vested	(493,910)	26.61
Canceled/forfeited	(5,502)	34.21
End of period	1,450,069	31.95

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

For the three and nine months ended September 30, 2013, the company recognized expense of $5.6 million ($3.5 million after tax) and $19.0 million ($11.6 million after tax) for share-based compensation arrangements in selling, general and administrative expenses. For the three and nine months ended September 30, 2012, the company recognized expense of $6.6 million ($4.0 million after tax) and $20.2 million ($12.3 million after tax), respectively, for such arrangements. At September 30, 2013, there were $38.9 million of unrecognized compensation costs related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.2 years.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.       Earnings and Dividends Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts;	September 30,		September 30,
shares in thousands)	2013	2012	2013	2012

Net earnings attributable to Ball Corporation	$115.2	$115.1	$282.3	$342.9

Basic weighted average common shares	144,714	153,604	146,910	155,561
Effect of dilutive securities	3,181	3,504	3,212	3,402
Weighted average shares applicable to diluted earnings per share	147,895	157,108	150,122	158,963

Per basic share	$0.80	$0.75	$1.92	$2.20
Per diluted share	$0.78	$0.73	$1.88	$2.16

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled 1.4 million and 1.5 million in the three and nine months ended September 30, 2013, respectively, and 1.5 million and 2.1 million in the three and nine months ended September 30, 2012, respectively.

The company declared and paid dividends of $0.13 per share in each of the first three quarters of 2013 and $0.10 per share in each of the first three quarters of 2012.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $515 million at September 30, 2013. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at September 30, 2013, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $31.3 million associated with these contracts. A net loss of $20.0 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, substantially all of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred or incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 30, 2013, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At September 30, 2013, the company had outstanding interest rate swap contracts with notional amounts of approximately $147 million paying fixed rates expiring within the next five years. The net after-tax loss associated with these contracts included in shareholders’ equity at September 30, 2013, within accumulated other comprehensive earnings (loss), is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company may use forward and option contracts to manage currency exposures. At September 30, 2013, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $723 million, of which approximately $93 million used hedge accounting treatment. Approximately $0.6 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at September 30, 2013, of which a net loss of $0.9 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at September 30, 2013, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.4 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that, after renewals, will be outstanding until March 2014 and September 2014, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively. As of September 30, 2013, the combined fair value of these swaps was a $1.0 million loss. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of September 30, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $42.9 million and no collateral was required to be posted. As of December 31, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $11.0 million and no collateral was required to be posted.

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

Fair Value of Derivative Instruments as of September 30, 2013

($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$3.5	$2.4	$5.9
Foreign currency contracts	0.3	2.0	2.3
Total current derivative contracts	$3.8	$4.4	$8.2

Noncurrent commodity contracts	$0.3	$—	$0.3

Liabilities:
Commodity contracts	$13.2	$2.7	$15.9
Foreign currency contracts	1.6	10.5	12.1
Interest rate and other contracts	0.8	1.0	1.8
Total current derivative contracts	$15.6	$14.2	$29.8

Noncurrent commodity contracts	$20.2	$0.4	$20.6
Foreign currency contracts	0.2	—	0.2
Total noncurrent derivative contracts	$20.4	$0.4	$20.8

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

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. The company values each financial instrument either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2013, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $14.1 million at September 30, 2013, and $16.7 million at December 31, 2012, were classified as Level 2 within the fair value hierarchy.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended September 30,
	2013		2012
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(10.0)	$(0.4)	$(19.2)	$—
Interest rate contracts (b)	(0.3)	—	(0.1)	—
Foreign currency contracts (c)	(0.4)	0.3	(0.3)	(10.2)
Equity contracts (d)	—	0.3	—	0.5
Inflation option contracts (e)	—	—	—	0.2
Total	$(10.7)	$0.2	$(19.6)	$(9.5)

	Nine Months Ended September 30,
	2013		2012
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(17.7)	$(1.9)	$(36.2)	$2.2
Interest rate contracts (b)	(0.8)	—	(0.2)	—
Foreign currency contracts (c)	(0.7)	3.7	(1.4)	(21.6)
Equity contracts (d)	—	(1.5)	—	1.4
Inflation option contracts (e)	—	—	—	—
Total	$(19.2)	$0.3	$(37.8)	$(18.0)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Amounts reclassified into earnings:
Commodity contracts	$10.0	$19.2	$17.7	$36.2
Interest rate contracts	0.3	0.1	0.8	0.2
Currency exchange contracts	0.4	0.3	0.7	1.4
Change in fair value of cash flow hedges:
Commodity contracts	(1.7)	26.0	(46.1)	8.6
Interest rate contracts	(0.5)	(0.5)	0.4	(1.3)
Currency exchange contracts	(1.4)	(1.1)	1.9	(3.5)
Foreign currency and tax impacts	(3.4)	(15.3)	1.5	(15.9)
	$3.7	$28.7	$(23.1)	$25.7

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2013, and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended September 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,392.6	$890.3	$(5.0)	$2,277.9

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,152.0)	(699.9)	5.0	(1,846.9)
Depreciation and amortization	(1.6)	(33.0)	(42.0)	—	(76.6)
Selling, general and administrative	(16.7)	(42.7)	(39.6)	—	(99.0)
Business consolidation and other activities	0.9	(36.2)	(8.5)	—	(43.8)
Equity in results of subsidiaries	137.5	73.7	—	(211.2)	—
Intercompany	46.7	(37.7)	(9.0)	—	—
	166.8	(1,227.9)	(799.0)	(206.2)	(2,066.3)

Earnings (loss) before interest and taxes	166.8	164.7	91.3	(211.2)	211.6
Interest expense	(43.3)	0.6	(2.8)	—	(45.5)
Debt refinancing and other	(1.3)	—	—	—	(1.3)
Total interest expense	(44.6)	0.6	(2.8)	—	(46.8)
Earnings (loss) before taxes	122.2	165.3	88.5	(211.2)	164.8
Tax provision	(7.0)	(24.6)	(12.5)	—	(44.1)
Equity in results of affiliates, net of tax	—	0.6	0.3	—	0.9
Net earnings (loss) from continuing operations	115.2	141.3	76.3	(211.2)	121.6
Discontinued operations, net of tax	—	0.3	—	—	0.3
Net earnings (loss)	115.2	141.6	76.3	(211.2)	121.9
Less net earnings attributable to noncontrolling interests	—	—	(6.7)	—	(6.7)
Net earnings (loss) attributable to Ball Corporation	$115.2	$141.6	$69.6	$(211.2)	$115.2

Comprehensive earnings attributable to Ball Corporation	$179.5	$204.3	$125.9	$(330.2)	$179.5

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Nine Months Ended September 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,957.1	$2,533.3	$(19.1)	$6,471.3

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,300.1)	(2,008.3)	19.1	(5,289.3)
Depreciation and amortization	(5.9)	(94.8)	(122.9)	—	(223.6)
Selling, general and administrative	(58.9)	(135.5)	(116.8)	—	(311.2)
Business consolidation and other activities	(0.4)	(79.1)	(9.6)	—	(89.1)
Equity in results of subsidiaries	346.6	185.5	—	(532.1)	—
Intercompany	135.1	(110.6)	(24.5)	—	—
	416.5	(3,534.6)	(2,282.1)	(513.0)	(5,913.2)

Earnings (loss) before interest and taxes	416.5	422.5	251.2	(532.1)	558.1
Interest expense	(128.4)	1.6	(11.2)	—	(138.0)
Debt refinancing and other	(28.0)	—	—	—	(28.0)
Total interest expense	(156.4)	1.6	(11.2)	—	(166.0)
Earnings (loss) before taxes	260.1	424.1	240.0	(532.1)	392.1
Tax provision	22.2	(72.8)	(42.4)	—	(93.0)
Equity in results of affiliates, net of tax	—	0.6	0.3	—	0.9
Net earnings (loss) from continuing operations	282.3	351.9	197.9	(532.1)	300.0
Discontinued operations, net of tax	—	0.4	—	—	0.4
Net earnings (loss)	282.3	352.3	197.9	(532.1)	300.4
Less net earnings attributable to noncontrolling interests	—	—	(18.1)	—	(18.1)
Net earnings (loss) attributable to Ball Corporation	$282.3	$352.3	$179.8	$(532.1)	$282.3

Comprehensive earnings attributable to Ball Corporation	$306.6	$382.4	$192.5	$(574.9)	$306.6

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	For the Nine Months Ended September 30, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,154.9	$2,477.5	$(10.9)	$6,621.5

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(3,476.6)	(1,979.0)	10.9	(5,444.6)
Depreciation and amortization	(4.3)	(94.4)	(111.5)	—	(210.2)
Selling, general and administrative	(51.3)	(140.1)	(93.1)	—	(284.5)
Business consolidation and other activities	(4.9)	(32.8)	(6.3)	—	(44.0)
Equity in results of subsidiaries	371.5	193.5	—	(565.0)	—
Intercompany	129.4	(110.6)	(18.8)	—	—
	440.5	(3,661.0)	(2,208.7)	(554.1)	(5,983.3)

Earnings (loss) before interest and taxes	440.5	493.9	268.8	(565.0)	638.2
Interest expense	(124.3)	1.0	(10.9)	—	(134.2)
Debt refinancing and other	(15.1)	—	—	—	(15.1)
Total interest expense	(139.4)	1.0	(10.9)	—	(149.3)
Earnings (loss) before taxes	301.1	494.9	257.9	(565.0)	488.9
Tax provision	41.8	(115.6)	(55.9)	—	(129.7)
Equity in results of affiliates, net of tax	—	1.4	(2.4)	—	(1.0)
Net earnings (loss) from continuing operations	342.9	380.7	199.6	(565.0)	358.2
Discontinued operations, net of tax	—	(2.9)	—	—	(2.9)
Net earnings (loss)	342.9	377.8	199.6	(565.0)	355.3
Less net earnings attributable to noncontrolling interests	—	—	(12.4)	—	(12.4)
Net earnings (loss) attributable to Ball Corporation	$342.9	$377.8	$187.2	$(565.0)	$342.9

Comprehensive earnings attributable to Ball Corporation	$386.9	$415.6	$192.3	$(607.9)	$386.9

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	At September 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$1.8	$0.3	$166.1	$—	$168.2
Receivables, net	1.8	184.5	901.2	—	1,087.5
Intercompany receivables	289.0	3.0	1.8	(293.8)	—
Inventories, net	(0.2)	579.6	400.9	—	980.3
Other current assets	11.4	98.8	79.2	—	189.4
Total current assets	303.8	866.2	1,549.2	(293.8)	2,425.4
Non-current assets
Property, plant and equipment, net	14.2	864.5	1,481.4	—	2,360.1
Investment in subsidiaries	4,272.4	2,156.2	78.6	(6,507.2)	—
Goodwill	—	935.6	1,444.2	—	2,379.8
Intangibles and other assets, net	200.0	103.4	240.5	—	543.9
Total assets	$4,790.4	$4,925.9	$4,793.9	$(6,801.0)	$7,709.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$—	$—	$104.5	$—	$104.5
Accounts payable	(1.2)	570.9	429.1	—	998.8
Intercompany payables	—	—	293.8	(293.8)	—
Accrued employee costs	14.0	140.5	77.8	—	232.3
Other current liabilities	18.2	95.5	120.9	—	234.6
Total current liabilities	31.0	806.9	1,026.1	(293.8)	1,570.2
Non-current liabilities
Long-term debt	3,060.6	—	356.9	—	3,417.5
Employee benefit obligations	301.8	466.8	407.1	—	1,175.7
Other liabilities	267.6	(715.9)	677.3	—	229.0
Total liabilities	3,661.0	557.8	2,467.4	(293.8)	6,392.4

Common stock	1,068.3	847.1	626.1	(1,473.2)	1,068.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,807.3	3,786.3	1,493.4	(5,279.7)	3,807.3
Accumulated other comprehensive earnings (loss)	(328.1)	(265.3)	14.8	250.5	(328.1)
Treasury stock, at cost	(3,418.1)	—	—	—	(3,418.1)
Total Ball Corporation shareholders’ equity	1,129.4	4,368.1	2,139.1	(6,507.2)	1,129.4
Noncontrolling interests	—	—	187.4	—	187.4
Total shareholders’ equity	1,129.4	4,368.1	2,326.5	(6,507.2)	1,316.8
Total liabilties and shareholders’ equity	$4,790.4	$4,925.9	$4,793.9	$(6,801.0)	$7,709.2

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(117.1)	$419.5	$151.8	$454.2
Cash provided by (used in) discontinued operating activities	0.2	(2.5)	—	(2.3)
Total cash provided by (used in) operating activities	(116.9)	417.0	151.8	451.9

Cash flows from investing activities
Capital expenditures	(4.4)	(122.9)	(182.3)	(309.6)
Business acquisition, net of cash acquired	—	(12.5)	(1.7)	(14.2)
Other, net	(6.5)	0.6	8.1	2.2
Cash provided by (used in) investing activities	(10.9)	(134.8)	(175.9)	(321.6)

Cash flows from financing activities
Long-term borrowings	1,373.0	—	173.6	1,546.6
Repayments of long-term borrowings	(882.7)	—	(394.8)	(1,277.5)
Net change in short-term borrowings	(25.0)	—	(30.4)	(55.4)
Proceeds from issuances of common stock	24.3	—	—	24.3
Acquisitions of treasury stock	(292.2)	—	—	(292.2)
Common dividends	(56.8)	—	—	(56.8)
Intercompany	1.4	(282.2)	280.8	—
Other, net	(9.1)	—	(6.5)	(15.6)
Cash provided by (used in) financing activities	132.9	(282.2)	22.7	(126.6)

Effect of exchange rate changes on cash	(3.5)	—	(6.1)	(9.6)

Change in cash and cash equivalents	1.6	—	(7.5)	(5.9)
Cash and cash equivalents — beginning of period	0.2	0.3	173.6	174.1
Cash and cash equivalents — end of period	$1.8	$0.3	$166.1	$168.2

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(77.9)	$314.0	$153.2	$389.3
Cash provided by (used in) discontinued operating activities	(1.8)	0.8	—	(1.0)
Total cash provided by (used in) operating activities	(79.7)	314.8	153.2	388.3

Cash flows from investing activities
Capital expenditures	(3.5)	(67.3)	(136.1)	(206.9)
Business acquisition, net of cash acquired	—	—	(15.3)	(15.3)
Other, net	19.9	1.7	(3.6)	18.0
Cash provided by (used in) investing activities	16.4	(65.6)	(155.0)	(204.2)

Cash flows from financing activities
Long-term borrowings	1,237.5	0.1	32.2	1,269.8
Repayments of long-term borrowings	(950.1)	(0.1)	(32.5)	(982.7)
Net change in short-term borrowings	7.0	—	(105.8)	(98.8)
Proceeds from issuances of common stock	40.8	—	—	40.8
Acquisitions of treasury stock	(345.7)	—	—	(345.7)
Common dividends	(46.6)	—	—	(46.6)
Intercompany	100.2	(250.0)	149.8	—
Other, net	(6.2)	—	(0.4)	(6.6)
Cash provided by (used in) financing activities	36.9	(250.0)	43.3	(169.8)

Effect of exchange rate changes on cash	4.0	0.5	(3.4)	1.1

Change in cash and cash equivalents	(22.4)	(0.3)	38.1	15.4
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$1.6	$0.2	$179.4	$181.2

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. During 2012 and 2013, we made progress on each of our Drive for 10 levers as described in the following:

•                  maximizing value in our existing businesses through reducing standard beverage container and end capacity in North America; redeployment of surplus equipment to other global locations; closure of certain metal beverage and metal food and aerosol packaging facilities; relocating our European headquarters to Zurich, Switzerland, to gain business, customer and supplier efficiencies; and cost-out initiatives across our businesses;

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

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Net sales	$2,277.9	$2,282.5	$6,471.3	$6,621.5
Net earnings attributable to Ball Corporation	115.2	115.1	282.3	342.9
Net earnings attributable to Ball Corporation as a % of consolidated net sales	5.1%	5.0%	4.4%	5.2%

Sales in the third quarter were flat compared to the same period in 2012 with continued lower demand for standard 12-ounce aluminum beverage containers in the U.S. being offset by a strong seasonal fruit and vegetable pack in North America, specialty can growth in the Americas and higher sales volumes in Europe, Brazil and the PRC. Sales in the first nine months of 2013 decreased compared to 2012 due to lower metal beverage container sales volumes in North America. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation decreased due to higher business consolidation and other activities and higher debt refinancing costs in 2013, partially offset by a lower tax rate in 2013. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,846.9 million and $5,289.3 million in the third quarter and first nine months of 2013, respectively, compared to $1,866.1 million and $5,444.6 million for the same periods in 2012. These amounts represented 81.1 percent and 81.7 percent of consolidated net sales for the third quarter and first nine months of 2013, respectively, and 81.8 percent and 82.2 percent for the same periods in 2012.

Depreciation and Amortization

Depreciation and amortization expense was $76.6 million and $223.6 million in the third quarter and first nine months of 2013, respectively, compared to $74.7 million and $210.2 million for the same periods in 2012. These amounts represented 3.4 percent and 3.5 percent of consolidated net sales for the third quarter and first nine months of 2013, respectively, compared to 3.3 percent and 3.2 percent for the same periods in 2012.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $99.0 million and $311.2 million in the third quarter and first nine months of 2013, respectively, compared to $86.3 million and $284.5 million for the same periods in 2012. These amounts represented 4.3 percent and 4.8 percent of consolidated net sales for the third quarter and first nine months of 2013, respectively, and 3.8 percent and 4.3 percent for the same periods in 2012. The increased SG&A expense was primarily due to higher employee costs and other higher costs that were individually insignificant.

Interest and Taxes

Consolidated interest expense was $46.8 million and $166.0 million in the third quarter and first nine months of 2013, respectively, compared to $44.2 million and $149.3 million for the same periods in 2012. Interest expense in the first nine months of 2013 included $28.0 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts related to the tender of our 7.125 percent senior notes due September 2016, the repayment of the Term A Loan and the amendment and extension of the senior credit facilities. Interest expense in the first quarter of 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance discounts related to the tender of our 6.625 percent senior notes due March 2018. Excluding the debt refinancing costs in each period, interest expense as a percentage of average monthly borrowings was 5.2 percent and 5.1 percent in the third quarter and first nine months of 2013 compared to 5.5 percent and 5.4 percent for the same periods in 2012. Lower average borrowing rates in 2013 were offset by higher average debt levels and the timing difference of the issuance of $1 billion senior notes due in 2023 versus the tender and call of the 2016 senior notes.

The effective income tax rate for earnings from continuing operations was 23.7 percent for the first nine months of 2013 compared to 26.5 percent for the first nine months of 2012. The lower tax rate in 2013 was primarily the result of the retroactive extension of the U.S. research and development credit, a lower projected foreign tax rate and lower U.S. taxes on foreign earnings, partially offset by the 2012 releases of uncertain tax positions which exceeded those occurring in 2013. The full-year 2013 effective income tax rate on continuing operations is expected to be approximately 28 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. The segment results and disclosures for the three and nine months ended September 30, 2012, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Net sales	$1,109.2	$1,169.6	$3,190.7	$3,426.9

Segment earnings	$134.8	$142.2	$364.5	$384.5
Business consolidation and other activities (a)	(14.1)	(31.5)	(26.6)	(32.9)
Total segment earnings	$120.7	$110.7	$337.9	$351.6

Segment earnings before business consolidation costs as a % of segment net sales	12.2%	12.2%	11.4%	11.2%

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

Segment sales in the third quarter and first nine months of 2013 were $60.4 million and $236.2 million lower compared to the same periods in 2012, respectively. The decreases in the third quarter and first nine months were due to lower sales volumes of $59 million and $219 million, respectively, principally related to lower standard 12-ounce container sales volumes in North America.

Segment earnings in the third quarter and first nine months of 2013 were $7.4 million and $20.0 million lower compared to the same periods in 2012, respectively. The decrease in third quarter earnings was mainly due to unfavorable net pricing in the PRC and lower sales volumes of $20 million, largely from lower standard 12-ounce container sales volumes in North America, partially offset by improved manufacturing and other performance of $20 million and favorable product mix. The decrease in earnings in the first nine months was due to unfavorable net pricing in the PRC and lower sales volumes of $83 million, largely from standard 12-ounce container sales volumes in North America, partially offset by improved manufacturing and other performance of $71 million.

Metal Beverage Packaging, Europe

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Net sales	$488.9	$450.8	$1,400.5	$1,377.0

Segment earnings	$60.5	$54.3	$143.2	$152.7
Business consolidation and other activities (a)	(1.7)	(3.5)	(4.6)	(6.2)
Total segment earnings	$58.8	$50.8	$138.6	$146.5

Segment earnings before business consolidation costs as a % of segment net sales	12.4%	12.0%	10.2%	11.1%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the third quarter and first nine months of 2013 were $38.1 million and $23.5 million higher compared to the same periods in 2012. The higher sales in the third quarter were due to higher sales volumes of $29 million and favorable currency exchange effects of $20 million, partially offset by a higher proportion of standard product sales. The higher sales in the first nine months were due to favorable currency exchange effects of $25 million and higher sales volumes of $18 million, partially offset by a higher proportion of standard product sales of $21 million.

Segment earnings in the third quarter and first nine months of 2013 were $6.2 million higher and $9.5 million lower, respectively, compared to the same periods in 2012. The higher earnings in the third quarter were primarily due to higher sales volumes and lower input costs, offset by a higher proportion of standard product sales. The lower earnings in the first nine months were primarily due to a higher proportion of standard product sales of $21 million, higher labor costs and price/cost compression, partially offset by higher sales volumes.

Metal Food and Household Products Packaging

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Net sales	$463.6	$445.8	$1,213.4	$1,196.7

Segment earnings	$58.4	$50.1	$140.6	$131.0
Business consolidation and other activities (a)	(28.9)	—	(57.4)	—
Total segment earnings	$29.5	$50.1	$83.2	$131.0

Segment earnings before business consolidation costs as a % of segment net sales	12.6%	11.2%	11.6%	10.9%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico and Argentina that manufacture and sell metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs. In December 2012, we acquired a leading producer of extruded aluminum aerosol packaging in Mexico with one manufacturing facility.

Segment sales in the third quarter and first nine months of 2013 were $17.8 million and $16.7 million higher, respectively, compared to the same periods in 2012. Higher sales in the third quarter were due largely to sales from the Mexico acquisition and higher sales volumes from a strong seasonal fruit and vegetable pack. Higher sales in the first nine months were due to higher sales from the Mexico acquisition.

Segment earnings in the third quarter and first nine months of 2013 were $8.3 million and $9.6 million higher, respectively, compared to the same periods in 2012. Higher earnings in the third quarter were due to improved manufacturing performance and higher sales volumes. Higher earnings in the first nine months were due to improved manufacturing performance, offset by higher cost inventory carried into 2013.

Aerospace and Technologies

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Net sales	$217.5	$219.9	$675.0	$631.8

Segment earnings	$18.0	$22.5	$55.0	$62.4
Business consolidation and other activities (a)	—	—	(0.2)	—
Total segment earnings	$18.0	$22.5	$54.8	$62.4

Segment earnings before business consolidation costs as a % of segment net sales	8.3%	10.2%	8.1%	9.9%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the third quarter and first nine months of 2013 were $2.4 million lower and $43.2 million higher, respectively, compared to the same periods in 2012. Sales in the first nine months increased due to higher sales from U.S. national defense contracts. Earnings were $4.5 million and $7.4 million lower, respectively, due to higher amounts of net favorable contract adjustments in 2012.

The aerospace and technologies sales contract mix in the first nine months of 2013 consisted of 63 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 35 percent fixed-price contracts. The remaining 2 percent represented time and material contracts, which typically provide for the sale of labor at fixed hourly rates. Contracted backlog was $942 million at September 30, 2013, compared to $1.0 billion at December 31, 2012. The backlog at September 30, 2013, consisted of 48 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

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

	Nine Months Ended September 30,
($ in millions)	2013	2012

Cash flows provided by (used in) operating activities	$451.9	$388.3
Cash flows provided by (used in) investing activities	(321.6)	(204.2)
Cash flows provided by (used in) financing activities	(126.6)	(169.8)

Cash flows from operations in the first nine months of 2013 were higher than in the first nine months of 2012 due to favorable working capital changes. The favorable working capital changes were primarily related to lower days sales outstanding and higher days payable outstanding, partially offset by higher inventory days on hand. Days sales outstanding (annualized) decreased from 48 days to 45 days, days payable outstanding (annualized) increased from 44 days to 50 days and inventory days on hand (annualized) increased from 48 days to 49 days.

We have several regional uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to us, and had combined limits of approximately $245 million at September 30, 2013. A total of $149.5 million and $75.0 million were sold under these programs as of September 30, 2013, and December 31, 2012, respectively. Latapack-Ball also has a non-recourse uncommitted accounts receivable factoring program in 2013 with a limit of approximately $24 million (55 million Brazilian real), under which there were no accounts receivable sold as of September 30, 2013.

Contributions to our defined benefit plans, not including the unfunded German plans, are expected to be approximately $95 million in 2013, of which $89.7 million was contributed as of September 30, 2013. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $23 million for the full year.

We expect 2013 capital expenditures for property, plant and equipment to be in the range of $400 million, and approximately $125 million was contractually committed as of September 30, 2013. Capital expenditures are expected to be funded by cash flows from operations.

During July 2013, we signed a compensation agreement with the PRC government to vacate the Shenzhen manufacturing facility and relocate the production equipment. Proceeds from the compensation agreement are expected to be approximately $72 million pretax and will offset the costs related to the closure and relocation of the Shenzhen facility. Any compensation received in excess of expenses or losses incurred will be reflected in business consolidation and other activities. We received a total of $28.4 million during the third quarter, and the remainder of the compensation is expected to be received in the fourth quarter of 2013.

Share Repurchases

Our share repurchases, net of issuances, totaled $267.9 million in the first nine months of 2013 compared to $304.9 million in the first nine months of 2012. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 13 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2018, our liquidity is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt was $3.5 billion at September 30, 2013, compared to $3.3 billion at December 31, 2012.

In May 2013, we (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of our 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes, all of which occurred in the second quarter, and the early repayment of the Term A loan resulted in charges of $26.5 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts. These charges are included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

In June 2013, we amended the senior credit facilities and extended the term from December 2015 to June 2018. In connection with the amendment, we recorded a charge of $0.4 million for the write off of unamortized financing costs. The charge is included as a component of interest expense in the unaudited condensed consolidated statement of earnings.

At September 30, 2013, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $984 million was available under our long-term, multi-currency committed revolving credit facilities. In addition to these facilities, we had approximately $658 million of short-term uncommitted credit facilities available at September 30, 2013, of which $57.9 million was outstanding and due on demand.

In August 2011, we entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum we can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in our North American packaging businesses. There were no accounts receivable sold under this agreement at September 30, 2013, or December 31, 2012. Borrowings under the securitization agreement, if any, are included within the short-term debt and current portion of long-term debt line on the balance sheet.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Our bank credit agreement debt covenants require us to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00. We were in compliance with all loan agreements and debt covenants at September 30, 2013, and December 31, 2012, and have met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 11 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2013	2012	2013	2012

Earnings before taxes, as reported	$164.8	$174.4	$392.1	$488.9
Interest expense	46.8	44.2	166.0	149.3
Earnings before interest and taxes (EBIT)	211.6	218.6	558.1	638.2
Business consolidation and other activities	43.8	36.8	89.1	44.0
Comparable EBIT	$255.4	$255.4	$647.2	$682.2

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended September 30, 2013, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$498.8
Add interest expense	211.6
Earnings before interest and taxes (EBIT)	710.4
Add business consolidation and other activities	147.9
Comparable EBIT	858.3
Add depreciation and amortization	296.3
Comparable EBITDA	$1,154.6

Interest expense	$(183.6)

Total debt at September 30, 2013	$3,522.0
Less cash and cash equivalents	(168.2)
Net debt	$3,353.8

Comparable EBIT/Interest Expense	4.7x
Net debt/Comparable EBITDA	2.9x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except per share amounts)	2013	2012	2013	2012

Net earnings attributable to Ball Corporation, as reported	$115.2	$115.1	$282.3	$342.9
Discontinued operations, net of tax	(0.3)	2.2	(0.4)	2.9
Business consolidation and other activities, net of tax	31.5	24.2	63.8	29.1
Debt refinancing costs, net of tax	0.8	—	17.1	9.2
Comparable net earnings	$147.2	$141.5	$362.8	$384.1

Per diluted share, as reported	$0.78	$0.73	$1.88	$2.16
Per diluted share, as adjusted	$1.00	$0.90	$2.42	$2.42

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

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; the ongoing European recession and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas, electric power and diesel fuel; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including periodic sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; ongoing uncertainties surrounding sovereign debt of various European countries, as well as ratings agency downgrades of various governments’ debt; ongoing uncertainties and other effects surrounding the U.S. government budget, funding, cutbacks and debt limit, as well as the recent government shutdown and any potential future shutdowns; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

PART II.               OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended September 30, 2013, except as discussed in Note 17 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.         Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 30, 2013.

	Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2013	998,528	$43.93	998,528	10,890,043
August 1 to August 31, 2013	685,063	45.13	685,063	10,204,980
September 1 to September 30, 2013	33,789	44.26	33,789	10,171,191
Total	1,717,380	44.41	1,717,380

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

Item 3.         Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2013.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

There were no events required to be reported under Item 5 for the quarter ended September 30, 2013.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	October 30, 2013

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101