Form 10-K
period 2013-12-31
BALL CORP
filed 2014-02-24
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $6.1 billion based upon the closing market price and common shares outstanding as of June 30, 2013.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 14, 2014

Common Stock, without par value	140,540,106 shares
Preferred Stock Purchase Right	70,270,053 rights

DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy statement to be filed with the Commission within 120 days after December 31, 2013, to the extent indicated in Part III.

Ball Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2013

PART I

Item 1.         Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment. In 2013, our total consolidated net sales were $8.5 billion. Our packaging businesses were responsible for 89 percent of our net sales, with the remaining 11 percent contributed by our aerospace business.

Our largest product lines are aluminum and steel beverage containers. We also produce steel food, aerosol, paint, general line and decorative specialty containers, as well as extruded aluminum aerosol and beverage containers and aluminum slugs.

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

We are headquartered in Broomfield, Colorado, and our stock is traded on the New York Stock Exchange under the ticker symbol BLL.

Our Strategy

Our overall business strategy is defined by our Drive for 10 vision, which at its highest level is a mindset around perfection, with a greater sense of urgency around our future success. Launched in 2011, our Drive for 10 vision encompasses five strategic levers that are key to growing our businesses and achieving long-term success. These five levers are:

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

We also maintain a clear and disciplined financial strategy focused on improving shareholder returns through:

•                  Delivering earnings per share growth of 10 percent to 15 percent per annum over the long-term

•                  Focusing on free cash flow generation

•                  Increasing Economic Value Added (EVA®) dollars

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund strategic capital investments, (3) to return to our shareholders via stock buy-back programs and dividend payments and (4) to service the company’s debt. We will, when we believe it will benefit the company and our shareholders, make strategic acquisitions, enter into joint ventures or divest parts of our company. The compensation of many of our employees is tied directly to the company’s performance through our EVA®-based incentive programs.

Our Reporting Segments

Ball Corporation reports its financial performance in four reportable segments: (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging; and (4) aerospace and technologies. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment is now included in the metal food and household products packaging segment. Ball also has investments in the U.S. and Vietnam which are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Financial information related to each of our segments is included in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Metal Beverage Packaging, Americas and Asia, Segment

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 49 percent of consolidated net sales in 2013. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Americas

Metal beverage containers and ends are produced at 15 manufacturing facilities in the U.S., one in Canada and four in Brazil. Ends are produced within three of the U.S. facilities, including one facility that manufactures only ends, and one facility in Brazil. Additionally, Rocky Mountain Metal Container, LLC, a 50-percent investment owned by Ball and MillerCoors LLC, operates metal beverage container and end manufacturing facilities in Golden, Colorado.

The North American metal beverage container manufacturing industry is relatively mature, and industry volumes for certain types of containers have declined over the past several years. Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases in its existing facilities to meet market demand, which may include both permanent and temporary capacity realignment. A meaningful portion of the industry-wide reduction in demand for standard 12-ounce aluminum cans for the carbonated soft drink market is being offset with the growing demand for specialty container volumes from new and existing customers.

According to publicly available information and company estimates, the combined Americas metal beverage container industry represents approximately 119 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada and three companies manufacture substantially all such containers in Brazil. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced approximately 40 billion recyclable metal beverage containers in the Americas in 2013 — about 35 percent of the aggregate production. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September while in Brazil, sales volumes tend to be highest from September through December. All of the beverage containers produced by Ball in the U.S., Canada and Brazil are made of aluminum, as are almost all beverage containers produced by our competitors in those countries. In the metal beverage packaging, Americas, segment, six suppliers provide virtually all our aluminum can and end sheet requirements.

Metal beverage containers are sold based on price, quality, service, innovation and sustainability in a highly competitive market, which is relatively capital intensive and is characterized by facilities that run more or less continuously in order to operate profitably. In addition, the metal beverage container competes aggressively with other packaging materials. The glass bottle has maintained a meaningful position in the packaged beer industry, and the polyethylene terephthalate (PET) container has grown in the carbonated soft drink and water industries.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Asia

The metal beverage container market in the PRC is approximately 25 billion containers, of which Ball’s operations represented an estimated 22 percent in 2013. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC with five other manufacturers accounting for an estimated 67 percent of the production. Our operations include the manufacture of aluminum containers and ends in four facilities in the PRC. We also manufacture and sell high-density plastic containers in two PRC facilities primarily servicing the motor oil industry.

During July 2013, the company signed a compensation agreement with the PRC government to close the Shenzhen manufacturing facility and relocate the production capacity by the end of 2013. Further details are available in Note 5 to the consolidated financial statements within Item 8 of this annual report.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Metal Beverage Packaging, Europe, Segment

The European metal beverage container market, excluding Russia, is approximately 59 billion containers, and we are the second largest producer with an estimated 30 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix.

The metal beverage packaging, Europe, segment, which accounted for 22 percent of Ball’s consolidated net sales in 2013, supplies two-piece metal beverage containers and ends for producers of carbonated soft drinks, beer, energy drinks and other beverages. The European operations consist of 12 facilities — 10 beverage container facilities and two beverage end facilities — of which four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands, Poland and Serbia. In addition, Ball is currently renting space on the premises of a supplier in Haslach, Germany, in order to produce the Ball Resealable End (BRE). The European beverage facilities produced approximately 18 billion metal beverage containers in 2013, with approximately 63 percent of those being produced from aluminum and 37 percent from steel. Seven of the beverage container facilities use aluminum and three use steel.

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

European raw material supply contracts are generally for a period of one year, although Ball has negotiated some longer term agreements. In Europe three aluminum suppliers and two steel suppliers provide 93 percent of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of the European operations are non-U.S. dollars. The company generally tries to minimize the resulting exchange rate risk using derivative and supply contracts in local currencies. In addition, purchase and sales contracts generally include fixed price, floating and pass-through pricing arrangements.

Metal Food and Household Products Packaging Segment

On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment is now included in the metal food and household products packaging segment.

The metal food and household products packaging segment, accounted for 18 percent of consolidated net sales in 2013. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol, paint and general line and decorative specialty containers, as well as extruded aluminum aerosol and beverage containers and aluminum slugs. There are a total of 13 facilities in the U.S., four in Europe, one in Canada and one in Mexico that produce these products. In addition, the company manufactures and sells steel aerosol containers in two facilities in Argentina.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2013 shipments of approximately 5 billion steel food containers to be approximately 17 percent of total U.S. and Canadian metal food container shipments. We estimate our aerosol business accounts for approximately 38 percent of total annual U.S. and Canadian steel aerosol shipments. In the U.S. and Canada, we are the leading supplier of aluminum slugs used in the production of extruded aluminum aerosol containers and estimate our percentage of the total industry shipments to be approximately 89 percent. Ball’s European aluminum aerosol shipments represented approximately 21 percent of total European industry shipments in 2013.

In December 2012, the company acquired a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition has provided a platform to grow the company’s existing North American extruded aluminum business, providing a new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self-manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and pouches. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. In North America, three steel suppliers provide approximately 65 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs.

Cost containment and maximizing asset utilization are crucial to maintaining profitability in the metal food and aerosol container manufacturing industries and Ball is focused on doing so. Toward that end, in February 2013, Ball announced the closure of its metal food and aerosol container manufacturing facility in Elgin, Illinois. The facility, which produced aerosol and specialty steel cans as well as flat steel sheet used by other Ball food and household products packaging facilities, ceased production in the fourth quarter of 2013, and its production capacity was consolidated into other Ball facilities. Ball later announced in November 2013 that it will close its steel aerosol container manufacturing facility in Danville, Illinois, in the second half of 2014. The plant’s production assets will be deployed to other North American metal food and household products packaging facilities.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 11 percent of consolidated net sales in 2013, includes national defense hardware; antenna and video component technologies; civil and operational space hardware; and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 94 percent of segment sales in 2013.

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

Backlog in the aerospace and technologies segment was $938 million and $1.0 billion at December 31, 2013 and 2012, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2013 backlog includes $578 million expected to be recognized in revenues during 2014, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $470 million and $573 million at December 31, 2013 and 2012, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

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

Sustainability and the Environment

Sustainability is a key part of maximizing value at Ball. In our global operations, we focus our sustainability efforts on employee safety, and reducing energy, water, waste and air emissions. In addition to those operational priorities, we identified innovation, packaging recycling, talent management, responsible sourcing and community engagement as priorities for our corporate sustainability efforts. By continuously working toward reducing the environmental impacts of our products throughout their life cycle, we also improve our financial results. Information about our corporate sustainability management, goals and performance data are available at www.ball.com/sustainability.

The biggest opportunity to further minimize the environmental impacts of metal packaging is to increase recycling rates. Aluminum and steel are infinitely recyclable materials, and metal packaging is already the most recycled packaging in the world. By using recycled material for the production of aluminum and steel, up to 95 percent of the energy used for the production of virgin material can be saved. In some of Ball’s markets such as Brazil, China and several European countries, recycling rates for beverage containers are at or above 90 percent. Recycling rates in Europe for 2011 averaged around 68 percent for aluminum beverage containers and 74 percent for steel containers. The 2012 recycling rate in the U.S. was 67 percent for aluminum beverage containers and 71 percent for steel containers.

In several of Ball’s markets we help establish and financially support recycling initiatives. Educating consumers about the benefits of recycling aluminum and steel containers and collaborating with industry partners to create effective collection and recycling systems contribute to increased recycling rates. For more details about programs we support, please visit www.ball.com/recycling.

Employee Relations

At the end of 2013, the company and its subsidiaries employed approximately 8,200 employees in the U.S. and 6,400 in other countries. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

There can be no assurance that the company’s business acquisitions will be successfully integrated into the acquiring company. (See Note 4 to the consolidated financial statements within Item 8 of this annual report for details of acquisitions made during the three years ended December 31, 2013.)

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

Although the majority of our customer contracts are long-term, these contracts, unless they are renewed, expire in accordance with their respective terms and are terminable under certain circumstances, such as our failure to meet quality, volume or market pricing requirements. Because we depend on relatively few major customers, our business, financial condition or results of operations could be adversely affected by the loss of any of these customers, a reduction in the purchasing levels of these customers, a strike or work stoppage by a significant number of these customers’ employees or an adverse change in the terms of the supply agreements with these customers.

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

Our packaging businesses have a narrow product range, and our business would suffer if usage of our products decreased or if decreases occur in the demand for the beverages, food and other goods filled in our products.

For the year ended December 31, 2013, 71 percent of our consolidated net sales were from the sale of metal beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of metal beverage containers. Our business would suffer if the use of metal beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, the demand for aluminum and steel containers does not develop as expected or declines in consumption of carbonated soft drinks in North America continue, our business, financial condition or results of operations could be materially adversely affected.

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

We derived approximately 40 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2013. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

•                  political and economic instability;

•                  governments’ restrictive trade policies;

•                  the imposition or rescission of duties, taxes or government royalties;

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

Our reporting currency is the U.S. dollar. A portion of Ball’s operations, including assets and liabilities and revenues and expenses, have been denominated in various transaction currencies other than the U.S. dollar, and we expect such operations will continue to be so denominated. As a result, the U.S. dollar value of these operations has varied, and will continue to vary, with exchange rate fluctuations. A decrease in the value of the various currencies compared to the U.S. dollar could reduce our profits from these operations and the value of their net assets when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

As of December 31, 2013, approximately 40 percent of our North American packaging facility employees and approximately 75 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

In addition, budgetary constraints may result in further reductions to projected spending levels by the U.S. government.  In particular, government expenditures are subject to the potential for automatic reductions, generally referred to as “sequestration.” Sequestration may occur in any given year, resulting in significant additional reductions to spending by various U.S government defense and aerospace agencies on both existing and new contracts, as well as the disruption of ongoing programs. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on agency spending levels.  Due to these and other factors, overall spending on various programs could decline, which could result in significant reductions to revenue, cash flows, net earnings and backlog primarily in our aerospace and technologies segment.

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

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2013. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth.

If the investments in Ball’s pension plans, or in the multi-employer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses and fund growth opportunities.

Ball maintains defined benefit pension plans covering substantially all of its North American and United Kingdom employees, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed income securities and, in the U.S., alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity. Additional risks exist related to the company’s participation in multi-employer pension plans.  Assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer in a multi-employer pension plan stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participants. This could result in increases to our contributions to the plans as well as pension expense.

Restricted access to capital markets could adversely affect our short-term liquidity and prevent us from fulfilling our obligations under the notes issued pursuant to our bond indentures.

On December 31, 2013, we had total debt of $3.6 billion and unused committed credit lines of approximately $887 million. A reduction in global market liquidity could:

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

If market interest rates increase, our variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we sometimes enter into agreements limiting our exposure, any such agreements may not offer complete protection from this risk.

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

Ball’s corporate headquarters and the aerospace and technologies segment management offices are located in Broomfield, Colorado. The operations of the aerospace and technologies segment occupy a variety of company-owned and leased facilities in Colorado, which together aggregate 1.5 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace and technologies operations carry on business in smaller company-owned and leased facilities in other U.S. locations outside of Colorado.

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

Approximate
Floor Space in
Plant Location	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities:
North America
Fairfield, California	337,000
Golden, Colorado	509,000
Tampa, Florida	276,000
Rome, Georgia	386,000
Kapolei, Hawaii	131,000
Monticello, Indiana	356,000
Saratoga Springs, New York	290,000
Wallkill, New York	312,000
Reidsville, North Carolina	452,000
Findlay, Ohio (a)	733,000
Whitby, Ontario, Canada	205,000
Conroe, Texas	275,000
Fort Worth, Texas	322,000
Bristol, Virginia	242,000
Williamsburg, Virginia	400,000
Fort Atkinson, Wisconsin	250,000

South America
Alagoinhas, Bahia, Brazil	375,000
Jacarei, Sao Paulo, Brazil	467,000
Salvador, Bahia, Brazil	99,000
Tres Rios, Rio de Janeiro, Brazil	418,000

Asia
Beijing, PRC	303,000
Hubei (Wuhan), PRC	237,000
Sanshui (Foshan), PRC	544,000
Taicang, PRC (leased)	81,000
Tianjin, PRC	47,000
Qingdao, PRC	326,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location (continued)	Square Feet

Metal beverage packaging, Europe, manufacturing facilities:
Bierne, France	274,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	284,000
Hermsdorf, Germany	425,000
Weissenthurm, Germany	331,000
Oss, Netherlands	344,000
Radomsko, Poland	312,000
Belgrade, Serbia	352,000
Deeside, United Kingdom	115,000
Rugby, United Kingdom	175,000
Wrexham, United Kingdom	222,000

Metal food and household products packaging manufacturing facilities:
North America
Springdale, Arkansas	286,000
Oakdale, California	370,000
Baltimore, Maryland (including leased warehouse space)	251,000
San Luis Potosí, Mexico	158,000
Columbus, Ohio	300,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	162,000
Sherbrooke, Quebec, Canada	100,000
Chestnut Hill, Tennessee	305,000
Verona, Virginia	72,000
Weirton, West Virginia (leased)	332,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (including leased warehouse space)	502,000

Europe
Velim, Czech Republic	181,000
Beaurepaire, France	89,000
Bellegarde, France	124,000
Devizes, United Kingdom	94,000

South America
Buenos Aires, Argentina (leased)	34,000
San Luis, Argentina	51,000

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

Part II

Item 5.         Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is traded on the New York Stock Exchange. There were 5,522 common shareholders of record on February 14, 2014.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2013.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2013	655,826	$48.87	655,826	9,515,365
November 1 to November 30, 2013	1,491,654	$49.69	1,491,654	8,023,711
December 1 to December 31, 2013	664,755	$50.10	664,755	7,358,956
Total	2,812,235	$49.60	2,812,235

(a)         Includes open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.

(b)       The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 29, 2014, the Board authorized the repurchase by the company of up to a total of 20 million shares. This repurchase authorization replaced all previous authorizations.

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2013 and 2012 (on a calendar quarter basis) were:

	2013				2012
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$51.97	$46.80	$48.50	$47.63	$45.47	$43.79	$43.70	$42.99
Low	44.29	41.61	41.52	43.26	41.11	39.33	38.39	35.66
Dividends per share	0.13	0.13	0.13	0.13	0.10	0.10	0.10	0.10

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2013. It assumes $100 was invested on December 31, 2008, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/08)

Source: Bloomberg L.P. ® Charts

Item 6.         Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2013	2012	2011	2010	2009

Net sales	$8,468.1	$8,735.7	$8,630.9	$7,630.0	$6,710.4

Earnings before interest and taxes (EBIT)	$795.4	$790.5	$836.9	$764.6	$653.8
Total interest expense	(211.8)	(194.9)	(177.1)	(158.2)	(117.2)
Earnings before taxes	$583.6	$595.6	$659.8	$606.4	$536.6

Net earnings attributable to Ball Corporation from:
Continuing operations (a)	$406.4	$406.3	$446.3	$542.9	$390.1
Discontinued operations	0.4	(2.8)	(2.3)	(74.9)	(2.2)
Total net earnings attributable to Ball Corporation	$406.8	$403.5	$444.0	$468.0	$387.9

Basic earnings per share (b):
Basic — continuing operations (a)	$2.79	$2.63	$2.70	$3.00	$2.08
Basic — discontinued operations	—	(0.02)	(0.01)	(0.41)	(0.01)
Basic earnings per share	$2.79	$2.61	$2.69	$2.59	$2.07

Weighted average common shares outstanding (000s) (b)	145,943	154,648	165,275	180,746	187,572

Diluted earnings per share (b):
Diluted — continuing operations (a)	$2.73	$2.57	$2.64	$2.96	$2.05
Diluted — discontinued operations	—	(0.02)	(0.01)	(0.41)	(0.01)
Diluted earnings per share	$2.73	$2.55	$2.63	$2.55	$2.04

Diluted weighted average common shares outstanding (000s) (b)	149,223	158,084	168,590	183,538	189,978

Total assets	$7,819.8	$7,507.1	$7,284.6	$6,927.7	$6,488.3
Total interest bearing debt and capital lease obligations	$3,605.1	$3,305.1	$3,144.1	$2,812.3	$2,596.2
Cash dividends per share (b)	$0.52	$0.40	$0.28	$0.20	$0.20
Total cash provided by operating activities	$839.0	$853.2	$948.4	$515.2	$559.7

Non-GAAP Measures (c)

Comparable EBIT	$874.2	$893.3	$867.2	$753.6	$640.4
Comparable earnings	$489.6	$483.0	$459.6	$433.0	$372.4
Diluted earnings per share (comparable basis)	$3.28	$3.06	$2.73	$2.36	$1.96
Free cash flow	$460.7	$548.2	$504.6	$505.8	$372.6

(a)         Includes business consolidation activities and other items affecting comparability between years. Additional details about the 2013, 2012 and 2011 items are available in Notes 4 and 5 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)         The 2009 amounts have been retrospectively adjusted for the two-for-one stock split that was effective on February 15, 2011.

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

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2013	2012	2011	2010	2009

Earnings before taxes, as reported	$583.6	$595.6	$659.8	$606.4	$536.6
Total interest expense	211.8	194.9	177.1	158.2	117.2
Earnings before interest and taxes (EBIT)	795.4	790.5	836.9	764.6	653.8
Business consolidation and other activities	78.8	102.8	30.3	(11.0)	(13.4)
Comparable EBIT	$874.2	$893.3	$867.2	$753.6	$640.4

Net earnings attributable to Ball Corporation, as reported	$406.8	$403.5	$444.0	$468.0	$387.9
Discontinued operations, net of tax	(0.4)	2.8	2.3	74.9	2.2
Business consolidation and other activities, net of tax	66.1	67.5	22.5	(9.3)	13.0
Equity earnings and gains related to acquisitions, net of tax	—	—	(9.2)	(105.9)	—
Debt refinancing costs, net of tax	17.1	9.2	—	5.3	—
Gains on dispositions, net of tax	—	—	—	—	(30.7)
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$489.6	$483.0	$459.6	$433.0	$372.4

Total cash provided by operating activities	$839.0	$853.2	$948.4	$515.2	$559.7
Adjust for increase in accounts receivable due to change in accounting for securitization program	—	—	—	250.0	—
Capital expenditures, including discontinued operations	(378.3)	(305.0)	(443.8)	(259.4)	(187.1)
Free cash flow	$460.7	$548.2	$504.6	$505.8	$372.6

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

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, the PRC and South America, as do our equity joint ventures in the U.S. and Vietnam. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American industry seeing a continued decline in standard-sized aluminum beverage packaging for the carbonated soft drink market. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors.

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of metal through the inclusion of provisions in contracts covering the majority of our volumes to pass through metal price changes, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since we launched in 2011, we made progress on each of our Drive for 10 levers as described in the following:

•                  maximizing value in our existing businesses through rationalizing standard beverage container and end capacity in North America and the expansion of specialty container production to meet current demand; redeployment of surplus equipment to other global locations; closure of certain metal beverage and metal food and aerosol packaging facilities; relocating our European headquarters to Zurich, Switzerland, to gain business, customer and supplier efficiencies; and cost-out and value-in initiatives across all of our businesses;

•                  expanding further into new products and capabilities through expansion into extruded aluminum aerosol manufacturing with our Mexican acquisition in December 2012 and Aerocan in January 2011; successful commercialization of our light-weighted extruded aluminum aerosol can that utilizes a significant amount of recycled material;

•                  aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout the global network and the addition of a second can line in our Alagoinhas, Brazil, aluminum beverage container facility;

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

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2013	2012	2011

Net sales	$8,468.1	$8,735.7	$8,630.9
Net earnings attributable to Ball Corporation	406.8	403.5	444.0
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4.8%	4.6%	5.1%

The decrease in net sales in 2013 compared to 2012 was driven largely by lower demand for standard 12-ounce aluminum beverage containers in the U.S., partially offset by specialty can growth in the Americas and higher sales volumes in Europe, Brazil and the PRC. Earnings were flat compared to 2012 with lower standard 12-ounce volumes in the U.S. and higher selling, general and administrative expenses being offset by higher specialty can volumes in the Americas and improved cost management in our global packaging operations. In addition to the business segment performance analyzed below, net earnings attributable to Ball Corporation included lower business consolidation and other activities, higher debt refinancing costs and a lower tax rate in 2013. These items are detailed in the “Management Performance Measures” section below.

The increase in net sales in 2012 compared to 2011 was driven largely by higher sales in Aerospace and higher beverage container sales volumes in certain geographical regions being offset by lower sales volumes in food and household containers and unfavorable currency translation effects in Europe. Earnings were favorably impacted by higher sales volumes in certain geographical regions, improved pricing and product sales mix and continued year-over-year improvement in our manufacturing costs while negatively impacted by higher distribution and warehousing costs and new facility start-up costs in other markets.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $6,875.4 million in 2013 compared to $7,174.0 million in 2012 and $7,081.2 million in 2011. These amounts represented 81.2 percent, 82.1 percent and 82.0 percent of consolidated net sales for those three years, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $299.9 million in 2013 compared to $282.9 million in 2012 and $301.1 million in 2011. These amounts represented 3.5 percent, 3.2 percent and 3.5 percent of consolidated net sales for those three years, respectively. The higher depreciation and amortization expense in 2013 compared to 2012 was primarily due to capital spending in excess of historical levels and changes in currency exchange rates. The lower depreciation and amortization expense in 2012 compared to 2011 was primarily due to the revision of estimated useful lives of certain capital equipment and tooling. Further details of the revised estimated lives are available in Note 1 accompanying the consolidated financial statements included within Item 8 of this report.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $418.6 million in 2013 compared to $385.5 million in 2012 and $381.4 million in 2011. These amounts represented 4.9 percent, 4.4 percent and 4.4 percent of consolidated net sales for those three years, respectively. The higher expenses in 2013 were largely related to the reassessment of certain expenses in Europe from cost of sales to SG&A in light of the relocation of the European headquarters.

Interest Expense

Consolidated interest expense was $211.8 million in 2013 compared to $194.9 million in 2012 and $177.1 million in 2011. Excluding debt refinancing costs, interest expense in 2013 was higher than in 2012 due to higher average debt levels and the timing difference of the issuance of $1 billion senior notes due in 2023 versus the tender and call of the 2016 senior notes, partially offset by lower average borrowing rates. Interest expense in 2012 was slightly higher than in 2011 due to higher levels of debt, including the issuance in March 2012 of $750 million of senior notes due in 2022, partially offset by lower interest rates. Interest expense as a percentage of average monthly borrowings was 5.1 percent in 2013, 5.5 percent in 2012 and 5.4 percent in 2011.

Interest expense in 2013 included $28.0 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts related to the tender of our 7.125 percent senior notes due in September 2016, the repayment of the Term A loan and the amendment and extension of the senior credit facilities. Interest expense in 2012 included $15.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 6.625 percent senior notes due in March 2018.

Tax Provision

The effective income tax rate for earnings from continuing operations was 25.6 percent in 2013 compared to 27.7 percent in 2012 and 30.5 percent in 2011. The lower tax rate in 2013 was primarily the result of the retroactive extension of the U.S. research and development credit, a lower state effective tax rate and a higher foreign tax rate differential, partially offset by higher U.S. taxes on foreign earnings and the 2012 releases of uncertain tax positions which exceeded those occurring in 2013. The lower rate in 2012 compared to 2011 was primarily the net result of the release of various income tax reserves effectively settled with taxing jurisdictions, lower U.S. taxes on foreign earnings and an increased tax benefit related to company and trust-owned life insurance.

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

Results of Business Segments

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. The segment results and disclosures for the years ended December 31, 2012 and 2011, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

Metal Beverage Packaging, Americas and Asia

	Years Ended December 31,
($ in millions)	2013	2012	2011

Net sales	$4,193.4	$4,541.7	$4,415.8

Segment earnings	$511.8	$522.5	$481.7
Business consolidation and other activities (a)	(3.6)	(52.4)	(11.0)
Total segment earnings	$508.2	$470.1	$470.7

Segment earnings before business consolidation costs as a % of segment net sales	12.2%	11.5%	10.9%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture metal container products used in beverage packaging, as well as non-beverage plastic containers manufactured and sold in the PRC. Our acquisition of the remaining 60 percent interest in QMCP was completed in October 2011.

Segment sales in 2013 were $348.3 million lower compared to 2012 due to $320 million for the combination of lower sales volumes, principally related to lower standard 12-ounce container sales volumes in North America, and a reduction in the pass through price of aluminum, partially offset by higher specialty container sales volumes.

Segment sales in 2012 were $125.9 million higher compared to 2011 primarily due to favorable sales mix of $73 million, higher sales volumes and contribution from the new facilities in Qingdao, PRC, and Alagoinhas, Brazil.

Segment earnings in 2013 were $10.7 million lower than in 2012 due to a total of $109 million from unfavorable net pricing in the PRC and lower variable margin contribution attributable to the aforementioned lower standard 12-ounce container sales volumes, net of higher specialty container sales volumes. The volume and pricing variances were largely offset by $104 million of improved manufacturing performance, reduced fixed costs and other reduced costs.

Segment earnings in 2012 were $40.8 million higher than in 2011 due to $51 million from favorable sales mix, higher sales volumes and lower depreciation as a result of the change in the estimated useful lives, partially offset by $20 million from higher distribution and warehousing costs and higher tooling, spare parts and dunnage expense as a result of the accounting change.

Metal Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2013	2012	2011

Net sales	$1,828.3	$1,771.3	$1,837.6

Segment earnings	$182.6	$182.3	$206.7
Business consolidation and other activities (a)	(10.6)	(9.6)	(14.1)
Total segment earnings	$172.0	$172.7	$192.6

Segment earnings before business consolidation costs as a % of segment net sales	10.0%	10.3%	11.2%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in 2013 increased $57.0 million compared to 2012 due primarily to favorable currency exchange effects of $42 million and higher sales volumes, net of unfavorable product mix, of $15 million.

Segment sales in 2012 decreased $66.3 million compared to 2011 due to $157 million from unfavorable currency exchange effects, partially offset by $77 million from higher sales volumes and product sales mix.

Segment earnings in 2013 were flat compared to 2012 primarily due to higher sales volumes and improved manufacturing performance, offset by higher aluminum premiums and higher labor costs.

Segment earnings in 2012 decreased $24.4 million compared to 2011 primarily due to $14 million from unfavorable currency exchange effects and other higher operating costs.

Metal Food and Household Products Packaging

	Years Ended December 31,
($ in millions)	2013	2012	2011

Net sales	$1,558.6	$1,559.9	$1,604.3

Segment earnings	$177.4	$167.8	$170.7
Business consolidation and other activities (a)	(63.7)	(27.5)	(1.9)
Total segment earnings	$113.7	$140.3	$168.8

Segment earnings before business consolidation costs as a % of segment net sales	11.4%	10.8%	10.6%

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

Segment sales in 2013 were flat compared to 2012 with sales from the Mexico acquisition offset by unfavorable sales mix. Segment earnings in 2013 increased $9.6 million compared to 2012 due to the Mexico acquisition and improved manufacturing performance, partially offset by lower sales volumes and higher cost inventory carried into 2013.

Segment sales in 2012 decreased $44.4 million compared to 2011 due to lower sales volumes, partially offset by pricing and product mix. Segment earnings in 2012 decreased $2.9 million compared to 2011 primarily due to nonrecurring inventory holding gains in 2011 of $16 million and lower 2012 sales volumes, partially offset by favorable manufacturing performance and improved pricing and product mix.

Aerospace and Technologies

	Years Ended December 31,
($ in millions)	2013	2012	2011

Net sales	$897.1	$876.8	$784.6

Segment earnings	$80.1	$86.6	$79.6
Business consolidation and other activities (a)	(0.2)	(1.9)	—
Total segment earnings	$79.9	$84.7	$79.6

Segment earnings before business consolidation costs as a % of segment net sales	8.9%	9.9%	10.1%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in 2013 increased $20.3 million compared to 2012 due to higher sales from U.S. national defense contracts. Segment earnings in 2013 decreased $6.5 million due to higher amounts of net favorable contract adjustments in 2012.

Segment sales in 2012 increased $92.2 million compared to 2011 primarily due to higher sales from U.S. national defense contracts. Segment earnings in 2012 compared to 2011 increased $7.0 million as a result of continued strong program performance and higher sales.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 94 percent of segment sales in 2013, 90 percent in 2012 and 87 percent in 2011. The aerospace and technologies contract mix in 2013 consisted of approximately 63 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 35 percent fixed-price contracts. The remainder represented time and material contracts, which typically provide for the sale of labor at fixed hourly rates.

Contracted backlog for the aerospace and technologies segment at December 31, 2013 and 2012, was $938 million and $1.0 billion, respectively. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and the funding of programs.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the consolidated financial statements within Item 8 of this annual report. The charges recorded for business consolidation and other activities were based on estimates by Ball management and were developed from information available at the time. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the consolidated statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities are provided in Note 5 accompanying the consolidated financial statements within Item 8 of this annual report.

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

	Years Ended December 31,
($ in millions)	2013	2012	2011

Cash flows provided by (used in) operating activities	$839.0	$853.2	$948.4
Cash flows provided by (used in) investing activities	(379.1)	(356.0)	(738.0)
Cash flows provided by (used in) financing activities	(204.0)	(486.9)	(216.8)

Working capital changes in 2013 were primarily related to higher days payable outstanding and lower days sales outstanding, partially offset by higher inventory days on hand. Days payable outstanding increased from 47 days to 51 days, days sales outstanding decreased from 37 days to 36 days and inventory days on hand increased from 51 days to 53 days.

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

We have several regional uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $248 million at December 31, 2013. A total of $137.5 million and $75.0 million were sold under these programs as of December 31, 2013 and 2012, respectively. Latapack-Ball also commenced a non-recourse uncommitted accounts receivable factoring program in 2013 with a financial institution, which is limited to the total of eligible Latapack-Ball receivables, as defined in the agreement. A total of $6.0 million was sold under this program as of December 31, 2013.

Annual cash dividends paid on common stock were 52 cents per share in 2013, 40 cents per share in 2012 and 28 cents per share in 2011. Total dividends paid were $75.2 million in 2013, $61.8 million in 2012 and $45.7 million in 2011. We also paid dividends to noncontrolling interests of $12.9 million in 2013, $7.6 million in 2012 and $9.8 million in 2011.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $398.8 million in 2013, $494.1 million in 2012 and $473.9 million in 2011. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

Total interest-bearing debt was $3.6 billion at December 31, 2013, compared to $3.3 billion at December 31, 2012. Given our cash flow projections and unused credit facilities that are available until June 2018, our liquidity is expected to meet our ongoing cash and debt service requirements.

In May 2013, we: (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of our 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes, all of which occurred in the second quarter, and the early repayment of the Term A loan resulted in charges of $26.5 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts. These charges are included as a component of interest expense in the consolidated statement of earnings.

On December 9, 2013, we announced the redemption of our outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds will result in a pretax charge in the first quarter of 2014 of approximately $33 million for the call premium and the write off of unamortized financing costs and premiums.

In June 2013, we amended the senior credit facilities and extended the term from December 2015 to June 2018. In connection with the amendment, we recorded a charge of $0.4 million for the write off of unamortized financing costs. The charge is included as a component of interest expense in the consolidated statement of earnings.

On March 9, 2012, we issued $750 million of 5.00 percent senior notes due in March 2022. On the same date, we tendered for the redemption of its 6.625 percent senior notes originally due in March 2018 in the amount of $450 million, at a redemption price per note of 102.583 percent of the outstanding principal amount plus accrued interest. We redeemed $392.7 million during the first quarter of 2012, and the remaining $57.3 million was redeemed during the second quarter. The redemption of the bonds resulted in a charge of $15.1 million for the call premium and the write off of unamortized financing costs and premiums. The charge is included as a component of interest expense in the consolidated statement of earnings.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. There were no accounts receivable sold under this agreement at December 31, 2013 or 2012. Borrowings under the securitization agreement, if any, are included within the short-term debt and current portion of long-term debt line on the balance sheet.

At December 31, 2013, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $887 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had approximately $818 million of short-term uncommitted credit facilities available at the end of 2013, of which $57.3 million was outstanding and due on demand.

While ongoing financial and economic conditions raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2013, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about our debt and receivables sales agreements are available in Note 12, accompanying the consolidated financial statements within Item 8 of this annual report.

Other Liquidity Measures

Management Performance Measures

Management internally uses various measures to evaluate company performance such as return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); diluted earnings per share; cash flow from operating activities and free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures).We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

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

The following financial measurements are on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 8 of this annual report. Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 8 of this annual report.

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Years Ended December 31,
($ in millions)	2013	2012	2011

Earnings before taxes, as reported	$583.6	$595.6	$659.8
Total interest expense	211.8	194.9	177.1
Earnings before interest and taxes (EBIT)	795.4	790.5	836.9
Business consolidation and other activities	78.8	102.8	30.3
Comparable EBIT	$874.2	$893.3	$867.2

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio are summarized below:

	Years Ended December 31,
($ in millions, except ratios)	2013	2012	2011

Comparable EBIT (as calculated above)	$874.2	$893.3	$867.2
Add depreciation and amortization	299.9	282.9	301.1
Comparable EBITDA	$1,174.1	$1,176.2	$1,168.3

Interest expense	$(183.8)	$(179.8)	$(177.1)

Total debt at December 31	$3,605.1	$3,305.1	$3,144.1
Less cash and cash equivalents	(416.0)	(174.1)	(165.8)
Net debt	$3,189.1	$3,131.0	$2,978.3

Comparable EBIT/Interest Expense	4.8x	5.0x	4.9x
Net debt/Comparable EBITDA	2.7x	2.7x	2.5x

Our calculation of comparable earnings is summarized below:

	Years Ended December 31,
($ in millions, except per share amounts)	2013	2012	2011

Net earnings attributable to Ball Corporation, as reported	$406.8	$403.5	$444.0
Discontinued operations, net of tax	(0.4)	2.8	2.3
Business consolidation and other activities, net of tax	66.1	67.5	22.5
Debt refinancing costs, net of tax	17.1	9.2	—
Equity earnings and gains related to acquisitions, net of tax	—	—	(9.2)
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$489.6	$483.0	$459.6

Per diluted share from continuing operations, as reported	$2.73	$2.57	$2.64
Per diluted share (comparable basis)	$3.28	$3.06	$2.73

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

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011

Total cash provided by operating activities	$839.0	$853.2	$948.4
Capital expenditures, including discontinued operations	(378.3)	(305.0)	(443.8)
Free cash flow	$460.7	$548.2	$504.6

Based on information currently available, we estimate cash flows from operating activities for 2014 to be in the range of $925 million, capital expenditures to be approximately $375 million and free cash flow to be in the range of $550 million. In 2014, we intend to utilize our operating cash flow to fund our stock repurchases, dividend payments, growth capital projects and, to the extent available, acquisitions that meet our various criteria. Of the total 2014 estimated capital expenditures, approximately $100 million was contractually committed as of December 31, 2013.

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2013, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including capital leases	$3,552.5	$370.0	$132.1	$299.1	$2,751.3
Interest payments on long-term debt (b)	1,181.0	152.6	298.5	288.3	441.6
Purchase obligations (c)	6,866.8	2,465.6	3,061.4	1,070.7	269.1
Operating leases	121.5	38.4	44.6	23.2	15.3
Total payments on contractual obligations	$11,721.8	$3,026.6	$3,536.6	$1,681.3	$3,477.3

(a)         Amounts reported in local currencies have been translated at year-end 2013 exchange rates.

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

The table above does not include $78.3 million of uncertain tax positions, the timing of which is unknown at this time.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $65 million in 2014. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be $81.1 million, $84.5 million, $88.0 million, $92.5 million and $96.6 million for the years ending December 31, 2014 through 2018, respectively, and a total of $536.6 million for the years 2019 through 2023. Payments to participants in the unfunded German plans are expected to be between $21 million and $23 million in each of the years 2014 through 2018 and a total of $100 million for the years 2019 through 2023.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2014 is anticipated to be approximately $10 million lower than in 2013, excluding curtailment expenses. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $3.9 million increase in the 2014 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $6.5 million of additional pension expense in 2014. Additional information regarding the company’s pension plans is provided in Note 14 accompanying the consolidated financial statements within Item 8 of this annual report.

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. The company also provides deferred taxes on the undistributed earnings in its Brazil investment related to its 10 percent indirectly held investment. Net U.S. taxes provided for Brazil, Canada and PRC earnings in 2013, 2012 and 2011 were $26.4 million, $7.3 million and $22.3 million, respectively. For the foreseeable future, anticipated cash flow from the U.S. operations should be sufficient to meet the domestic operational needs, including capital expenditures, dividends, share repurchases and debt service, including minimal near term debt maturities over the next few years. Should domestic cash flow gaps arise due to unforeseen events, Ball can access funds in the U.S. to bridge those gaps from its committed revolving credit facility, from public bond markets, from cash deposits in the PRC on earnings for which U.S. taxes have been provided and from repayment of outstanding U.S. loans to foreign subsidiaries. Consequently, management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made.  It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings; however, repatriation of these earnings would result in a relatively high incremental tax rate.

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

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuation in customer and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; uncertainty concerning economic recovery in parts of Europe and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas, electric power and diesel fuel; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including periodic sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; ongoing uncertainties surrounding sovereign debt of various European countries, as well as ratings agency downgrades of various governments’ debt; ongoing uncertainties and other effects surrounding the U.S. government budget, funding, cutbacks and debt limit, as well as the recent government shutdown and any potential future shutdowns; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Risk Management

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the nondefaulting party has the option to set-off any amounts owed with regard to open derivative positions. Further details are available in Note 18 to the consolidated financial statements within Item 8 of this annual report.

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

Steel

Most sales contracts involving our steel products either include provisions permitting us to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices. We anticipate at this time that we will be able to pass through the majority of any steel price changes that may occur in 2014.

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

Other

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices could result in an estimated $7.5 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $0.5 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to manage the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2013, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2013, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $4.3 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Currency Exchange Rate Risk

Our objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times Ball manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. Our currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany loans denominated in various currencies, selling our products in various currencies, purchasing raw materials in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures.

Considering the company’s derivative financial instruments outstanding at December 31, 2013, currency exposures and currency exposures from the purchase and sale of raw materials, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar could result in an estimated $46.7 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $27.1 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.4 million on pretax earnings. During March and September 2011, the company entered into total return swaps to mitigate the company’s exposure to these fair value fluctuations that, after renewals, will be outstanding until March 2015 and September 2014, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
February 24, 2014

Consolidated Statements of Earnings

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions, except per share amounts)	2013	2012	2011

Net sales	$8,468.1	$8,735.7	$8,630.9

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(6,875.4)	(7,174.0)	(7,081.2)
Depreciation and amortization	(299.9)	(282.9)	(301.1)
Selling, general and administrative	(418.6)	(385.5)	(381.4)
Business consolidation and other activities	(78.8)	(102.8)	(30.3)
	(7,672.7)	(7,945.2)	(7,794.0)

Earnings before interest and taxes	795.4	790.5	836.9

Interest expense	(183.8)	(179.8)	(177.1)
Debt refinancing costs	(28.0)	(15.1)	—
Total interest expense	(211.8)	(194.9)	(177.1)

Earnings before taxes	583.6	595.6	659.8
Tax provision	(149.6)	(165.0)	(201.3)
Equity in results of affiliates, net of tax	0.6	(1.3)	10.1
Net earnings from continuing operations	434.6	429.3	468.6
Discontinued operations, net of tax	0.4	(2.8)	(2.3)

Net earnings	435.0	426.5	466.3
Less net earnings attributable to noncontrolling interests	(28.2)	(23.0)	(22.3)
Net earnings attributable to Ball Corporation	$406.8	$403.5	$444.0

Amounts attributable to Ball Corporation:
Continuing operations	$406.4	$406.3	$446.3
Discontinued operations	0.4	(2.8)	(2.3)
Net earnings	$406.8	$403.5	$444.0

Earnings per share:
Basic - continuing operations	$2.79	$2.63	$2.70
Basic - discontinued operations	—	(0.02)	(0.01)
Total basic earnings per share	$2.79	$2.61	$2.69

Diluted - continuing operations	$2.73	$2.57	$2.64
Diluted - discontinued operations	—	(0.02)	(0.01)
Total diluted earnings per share	$2.73	$2.55	$2.63

Weighted average shares outstanding (000s):
Basic	145,943	154,648	165,275
Diluted	149,223	158,084	168,590

Cash dividends declared and paid, per share	$0.52	$0.40	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions)	2013	2012	2011

Net earnings	$435.0	$426.5	$466.3

Other comprehensive earnings:
Foreign currency translation adjustment	62.4	32.9	(38.1)
Pension and other postretirement benefits (a)	79.2	(79.5)	(93.7)
Effective financial derivatives (b)	(29.7)	29.1	(110.8)
Mark-to-market adjustments on available for sale securities (c)	—	—	(10.2)
Total comprehensive earnings	546.9	409.0	213.5
Less comprehensive earnings attributable to noncontrolling interests	(28.4)	(22.7)	(22.6)
Comprehensive earnings attributable to Ball Corporation	$518.5	$386.3	$190.9

(a)         Net of tax (expense) benefit of $65.6 million, $40.1 million and $56.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)         Net of tax (expense) benefit of $2.5 million, $(22.3) million and $58.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(c)          Net of tax (expense) benefit of $6.6 million for the year ended December 31, 2011.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2013	2012

Assets
Current assets
Cash and cash equivalents	$416.0	$174.1
Receivables, net	859.4	930.1
Inventories, net	1,028.3	1,044.4
Deferred taxes and other current assets	162.0	190.8
Total current assets	2,465.7	2,339.4
Non-current assets
Property, plant and equipment, net	2,372.3	2,276.7
Goodwill	2,404.3	2,359.4
Intangibles and other assets, net	577.5	531.6
Total assets	$7,819.8	$7,507.1

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$422.6	$219.8
Accounts payable	998.8	946.9
Accrued employee costs	241.3	278.4
Other current liabilities	264.7	240.7
Total current liabilities	1,927.4	1,685.8
Non-current liabilities
Long-term debt	3,182.5	3,085.3
Employee benefit obligations	1,033.0	1,238.1
Deferred taxes and other liabilities	285.6	207.9
Total liabilities	6,428.5	6,217.1

Shareholders’ equity
Common stock (330,240,265 shares issued - 2013; 329,014,589 shares issued - 2012)	1,078.4	1,026.3
Retained earnings	3,913.8	3,580.8
Accumulated other comprehensive earnings (loss)	(240.7)	(352.4)
Treasury stock, at cost (188,122,102 shares - 2013; 179,285,288 shares - 2012)	(3,551.6)	(3,140.1)
Total Ball Corporation shareholders’ equity	1,199.9	1,114.6
Noncontrolling interests	191.4	175.4
Total shareholders’ equity	1,391.3	1,290.0
Total liabilities and shareholders’ equity	$7,819.8	$7,507.1

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions)	2013	2012	2011

Cash Flows from Operating Activities
Net earnings	$435.0	$426.5	$466.3
Discontinued operations, net of tax	(0.4)	2.8	2.3
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	299.9	282.9	301.1
Business consolidation and other activities	78.8	102.8	30.3
Deferred tax provision	(1.6)	14.0	28.4
Other, net	(34.1)	(25.3)	64.7
Working capital changes, excluding effects of acquisitions:
Receivables	80.2	0.6	(4.1)
Inventories	21.4	29.1	27.5
Other current assets	4.3	1.5	34.8
Accounts payable	50.9	55.9	111.1
Accrued employee costs	(36.0)	10.5	(20.4)
Other current liabilities	(55.0)	(55.8)	(54.8)
Other, net	(2.1)	12.8	(30.5)
Cash provided by (used in) continuing operating activities	841.3	858.3	956.7
Cash provided by (used in) discontinued operating activities	(2.3)	(5.1)	(8.3)
Total cash provided by (used in) operating activities	839.0	853.2	948.4
Cash Flows from Investing Activities
Capital expenditures	(378.3)	(305.0)	(443.8)
Business acquisitions, net of cash acquired	(14.2)	(71.2)	(295.2)
Other, net	13.4	20.2	1.0
Cash provided by (used in) investing activities	(379.1)	(356.0)	(738.0)
Cash Flows from Financing Activities
Long-term borrowings	1,643.1	1,486.4	827.3
Repayments of long-term borrowings	(1,294.9)	(1,071.6)	(815.8)
Net change in short-term borrowings	(57.6)	(337.0)	295.3
Proceeds from issuances of common stock	32.9	53.1	39.3
Acquisitions of treasury stock	(431.7)	(547.2)	(513.2)
Common dividends	(75.2)	(61.8)	(45.7)
Other, net	(20.6)	(8.8)	(4.0)
Cash provided by (used in) financing activities	(204.0)	(486.9)	(216.8)

Effect of exchange rate changes on cash	(14.0)	(2.0)	20.2
Change in cash and cash equivalents	241.9	8.3	13.8
Cash and cash equivalents - beginning of year	174.1	165.8	152.0
Cash and cash equivalents - end of year	$416.0	$174.1	$165.8

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation and Subsidiaries

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders’
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Interest	Equity

Balance at December 31, 2010	325,423	$893.4	(153,265)	$(2,123.1)	$2,829.8	$(82.1)	$140.1	$1,658.1
Net earnings	—	—	—	—	444.0	—	22.3	466.3
Other comprehensive earnings, net of tax	—	—	—	—	—	(253.1)	0.3	(252.8)
Common dividends, net of tax benefits	—	—	—	—	(45.5)	—	—	(45.5)
Treasury stock purchases	—	—	(13,998)	(513.3)	—	—	—	(513.3)
Treasury shares reissued	—	—	575	20.7	—	—	—	20.7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,581	42.7	—	—	—	—	—	42.7
Tax benefit on option exercises	—	5.6	—	—	—	—	—	5.6
Acquisition of equity affiliate	—	—	—	—	—	—	6.0	6.0
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(9.8)	(9.8)
Balance at December 31, 2011	327,004	941.7	(166,688)	(2,615.7)	3,228.3	(335.2)	158.9	1,378.0
Net earnings	—	—	—	—	403.5	—	23.0	426.5
Other comprehensive earnings, net of tax	—	—	—	—	—	(17.2)	(0.3)	(17.5)
Common dividends, net of tax benefits	—	—	—	—	(60.3)	—	—	(60.3)
Treasury stock purchases	—	—	(13,148)	(547.1)	—	—	—	(547.1)
Treasury shares reissued	—	—	551	22.7	—	—	—	22.7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,011	63.3	—	—	—	—	—	63.3
Tax benefit on option exercises	—	21.3	—	—	—	—	—	21.3
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(7.6)	(7.6)
Other activity	—	—	—	—	9.3	—	1.4	10.7
Balance at December 31, 2012	329,015	1,026.3	(179,285)	(3,140.1)	3,580.8	(352.4)	175.4	1,290.0
Net earnings	—	—	—	—	406.8	—	28.2	435.0
Other comprehensive earnings, net of tax	—	—	—	—	—	111.7	0.2	111.9
Common dividends, net of tax benefits	—	—	—	—	(73.8)	—	—	(73.8)
Treasury stock purchases	—	—	(9,322)	(433.9)	—	—	—	(433.9)
Treasury shares reissued	—	—	485	22.4	—	—	—	22.4
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,225	40.2	—	—	—	—	—	40.2
Tax benefit on option exercises	—	11.9	—	—	—	—	—	11.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(12.9)	(12.9)
Other activity	—	—	—	—	—	—	0.5	0.5
Balance at December 31, 2013	330,240	$1,078.4	(188,122)	$(3,551.6)	$3,913.8	$(240.7)	$191.4	$1,391.3

The accompanying notes are an integral part of the consolidated financial statements.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies

The preparation of Ball Corporation’s (collectively, Ball, the company, we or our) consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the financial statements reflect all adjustments necessary to fairly present the results of the periods presented.

Critical Accounting Policies

The company considers certain accounting policies to be critical, as their application requires management’s judgment about the impacts of matters that are inherently uncertain. Detailed below is a discussion of the accounting policies the company considers critical to our consolidated financial statements.

Acquisitions

The company records acquisitions resulting in the consolidation of an enterprise using the purchase method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. If the assets acquired, net of liabilities assumed, are greater than the purchase price paid then a bargain purchase has occurred and the company will recognize the gain immediately in earnings. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, product selling prices, production costs and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred and included in the business consolidation and other activities line of the consolidated statement of earnings.

For acquisitions where the company already owns an equity investment in the acquired company, the company will recognize in earnings, upon the completion of the acquisition, a gain or loss related to the company’s existing equity investment. This gain or loss is calculated based on the fair value of the equity investment as compared to the carrying value of the existing equity investment on the date of acquisition.

Exit and Other Closure Costs (Business Consolidation Costs)

The company estimates its liabilities for business closure activities by accumulating detailed estimates of costs and asset sale proceeds, if any, for each business consolidation initiative. This includes the estimated costs of employee severance, pension and related benefits; impairment of property and equipment and other assets, including estimates of net realizable value; accelerated depreciation; termination payments for contracts and leases; contractual obligations; and any other qualifying costs related to the exit plan. These estimated costs are grouped by specific projects within the overall exit plan and are then monitored on a monthly basis. Such disclosures represent management’s best estimates, but require assumptions about the plans that may change over time. Changes in estimates for individual locations and other matters are evaluated periodically to determine if a change in estimate is required for the overall restructuring plan. Subsequent changes to the original estimates are included in current earnings and identified as business consolidation gains or losses.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets. The company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount and growth rates specific to the reporting unit to which they are applied. The company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units.

For this evaluation, our reporting units are consistent with our reportable segments identified in Note 3 except that assets within metal beverage packaging, North America, are tested separately from those in metal beverage packaging, Asia, and Latapack-Ball Embalagens Ltda. Additionally, assets in the Aerocan S.A.S. reporting unit are tested separately from the remainder of the metal food and household products packaging segment. These reporting units have been identified based on the level at which discrete financial information is reviewed by segment management. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology. During 2013, the company determined that the fair value of each of the reporting units of the company was significantly in excess of its respective carrying value.

Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover a significant portion of its employees. The company also has postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents and, to a lesser extent, participates in multi-employer defined benefit plans for which Ball is not the sponsor. For the company sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, health care cost trend rates, mortality rates and other assumptions. The company believes that the accounting estimates related to our pension and postretirement plans are critical accounting estimates, because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by the company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The company recognizes the funded status of each defined benefit pension plan and other postretirement benefit plan in the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor, the prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants. For other postemployment benefits, the 10 percent corridor is not used. The majority of costs related to defined benefit and other postretirement plans are included in cost of sales; the remainder is included in selling, general and administrative expenses.

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

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates, raw material costs, inflation rates and common share prices. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. The company values each derivative financial instrument either by using a single valuation technique based on observable market inputs performed internally or by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s mark to fair value is initially recorded as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of the mark to fair value associated with all hedges is recorded in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the items being hedged.

Realized gains and losses from hedges are classified in the consolidated statements of earnings consistent with the accounting treatment of the items being hedged. Upon the early dedesignation of an effective derivative contract, the gains or losses are deferred in accumulated other comprehensive earnings until the originally hedged item affects earnings. Any gains or losses incurred after the dedesignation date are recorded in earnings immediately.

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized using percentage-of-completion under the cost-to-cost method of accounting. The three types of long-term sales contracts used in the current year are (1) cost-type sales contracts, which represent approximately 63 percent of segment net sales; (2) fixed price sales contracts, which represent 35 percent of segment net sales; and (3) time and material contracts, which account for the remainder. A cost-type sales contract is an agreement to perform the contract for cost plus an agreed upon profit component, fixed price sales contracts are completed for a fixed price and time and material contracts involve the sale of engineering labor at fixed rates per hour. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

At the inception of contract performance, our estimates of base, incentive and other fees are established at a conservative estimate of profit over the period of contract performance. Throughout the period of contract performance, the company regularly reevaluates and, if necessary, revises estimates of total contract revenue, total contract cost, extent of progress toward completion, probability of receipt of any award and performance fees and any clawback provisions included in the contract. Provision for estimated contract losses, if any, is made in the period that such losses are determined to be probable. Because of sales contract payment schedules, limitations on funding, and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. As a prime U.S. government contractor or subcontractor, the aerospace and technologies segment is subject to a high degree of regulation, financial review and oversight by the U.S. government.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Contingencies

The company is subject to various legal proceedings and claims, including those that arise in the ordinary course of business. The company records loss contingencies when it determines that the outcome of the future event is probable of occurring and when the amount of the loss can be reasonably estimated. Gain contingencies are recognized in the financial statements when they are realized.

The determination of a reserve for a loss contingency is based on management’s judgment of probability and estimates with respect to the likelihood of an outcome and valuation of the future event. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is probable, Ball may consider the following factors, among others: the nature of the litigation, claim or assessment; available information, opinions or views of legal counsel and other advisors; and the experience gained from similar cases by the company and others. The company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the company’s consolidated financial statements. See Note 21 to the consolidated financial statements within Item 8 of this annual report for further details.

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball, its subsidiaries, and variable interest entities in which the company is considered to be the primary beneficiary. Equity investments in which the company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method of accounting. Investments in which the company does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

During 2012, the company utilized a third party appraiser to assist in the evaluation of the estimated useful lives of its drawn and ironed container and related end production equipment used to make beverage containers and ends and two-piece food containers. This evaluation was performed as a result of the global alignment of the company’s use and maintenance practices for this equipment and the company’s experience with the duration over which this equipment can be utilized. As a result, the company revised the estimated useful lives of this type of equipment utilized throughout the company, which resulted in a net reduction in depreciation expense and cost of sales of $34.9 million ($22.3 million after tax, or $0.14 per diluted share) for the year ended December 31, 2012, as compared to the amount of depreciation expense and cost of sales that would have been recognized by utilizing the prior depreciable lives. The company has also evaluated its estimates of the accounting for tooling, spare parts and dunnage, as well as the related obsolescence, and aligned its practices for all operations, resulting in a one-time increase in cost of sales and depreciation expense of $11.0 million ($6.7 million after tax, or $0.04 per diluted share) for the year ended December 31, 2012, primarily attributable to the immediate recognition of expense as items are placed in service.

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

Revenue Recognition in the Packaging Segments

The company recognizes sales of products in the packaging segments when the four basic criteria of revenue recognition are met:  delivery has occurred; title has transferred; there is persuasive evidence of an agreement or arrangement and the price is fixed and determinable; and collection is reasonably assured.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Stock-Based Compensation

Ball has a variety of restricted stock and stock option plans, and the related stock-based compensation is primarily reported as part of selling, general and administrative expenses in the consolidated statements of earnings. The compensation expense associated with restricted stock grants is calculated using the fair value at the date of grant (closing stock price) and is amortized over the restriction period. For stock options and stock-settled appreciation rights (SSARs), the company has elected to use the Black-Scholes valuation model and amortizes the estimated fair value on a straight-line basis over the requisite service period (generally the vesting period). The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to the closing price of the company’s common stock at the end of each reporting period. Tax benefits associated with option exercises are reported in financing activities in the consolidated statements of cash flows. Further details regarding the expense calculated under the fair value based method are provided in Note 16.

Research and Development

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $31.2 million, $26.8 million and $22.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

2.  Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, accounting guidance was issued to provide for inclusion of the Overnight Index Swap Rate (OIS, also referred to as the Fed Funds Effective Swap Rate) as a benchmark interest rate for hedge accounting purposes. Prior to this guidance, in the United States (U.S.) only interest rates on direct U.S. Treasury obligations and the London Interbank Offered Rate (LIBOR) swap rate were considered benchmark interest rates for hedge accounting purposes. The guidance was effective for Ball prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The guidance did not have a material effect on the company’s consolidated financial statements.

In February 2013, amendments to the existing accounting guidance were issued requiring the company to present, either on the face of the financial statements or in the notes, the effect of significant amounts reclassified in their entirety from each component of accumulated other comprehensive earnings based on the source into net earnings during the reporting period. For amounts not required to be reclassified in their entirety, the company is required to cross-reference to other disclosures that provide additional details about those reclassifications. The new guidance was effective for Ball prospectively on January 1, 2013, and the additional required disclosures are included in Note 15.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2.  Accounting Pronouncements (continued)

New Accounting Guidance

In July 2013, accounting guidance was issued to eliminate diversity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. In general, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. The guidance is effective for Ball on January 1, 2014, and is not expected to have a material effect on the company’s consolidated financial statements.

In May 2013, the Committee of Sponsoring Organization of the Treadway Commission (COSO) issued the 2013 “Internal Control — Integrated Framework” (Framework). The 2013 Framework is expected to: (1) help companies design and implement internal controls in light of the changes in business and operating environments since the issuance of the original Framework, (2) broaden the application of internal controls in addressing operating and reporting objectives and (3) clarify the requirements for determining what constitutes effective internal controls. Implementation of the 2013 Framework is effective for Ball for the year ended December 31, 2014. During the transitional period, companies can continue to use the original Framework but should disclose whether the original or the 2013 Framework was utilized. Ball is continuing to use the original Framework issued in 1992 and does not expect the implementation of the 2013 Framework to have a material effect on the company’s established internal controls around financial reporting.

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

3.  Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below. On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum business, which was previously included in the metal beverage packaging, Europe, segment is now included in the metal food and household products packaging segment. The segment results and disclosures for the years ended December 31, 2012 and 2011, and the financial position at December 31, 2012, have been retrospectively adjusted to conform to the current year presentation.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.  Business Segment Information (continued)

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. The company also has investments in companies in the U.S. and Vietnam, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2013	2012	2011

Coca-Cola Bottlers’ Sales & Services Company LLC	11%	11%	11%
MillerCoors LLC and SABMiller plc	9%	9%	11%

Summary of Net Sales by Geographic Area

($ in millions)	U.S.	Foreign (a)	Consolidated

2013	$5,103.9	$3,364.2	$8,468.1
2012	5,463.2	3,272.5	8,735.7
2011	5,370.3	3,260.6	8,630.9

Summary of Net Long-Lived Assets by Geographic Area (b)

($ in millions)	U.S.	Germany (c)	Brazil	Other (a)	Consolidated

2013	$2,135.8	$1,313.4	$599.3	$1,305.6	$5,354.1
2012	2,084.3	1,226.6	565.0	1,291.8	5,167.7

(a)         Includes intercompany eliminations.

(b)         Net long-lived assets primarily consist of property, plant and equipment; goodwill and other intangible assets.

(c)          For financial reporting purposes only, Ball Packaging Europe’s goodwill and intangible assets have been allocated to Germany. The total amounts allocated were $1,037.2 million and $993.2 million at December 31, 2013 and 2012, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.  Business Segment Information (continued)

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2013	2012	2011

Net sales
Metal beverage packaging, Americas & Asia	$4,193.4	$4,541.7	$4,415.8
Metal beverage packaging, Europe	1,828.3	1,771.3	1,837.6
Metal food & household products packaging	1,558.6	1,559.9	1,604.3
Aerospace & technologies	897.1	876.8	784.6
Corporate and intercompany eliminations	(9.3)	(14.0)	(11.4)
Net sales	$8,468.1	$8,735.7	$8,630.9

Net earnings
Metal beverage packaging, Americas & Asia	$511.8	$522.5	$481.7
Business consolidation and other activities	(3.6)	(52.4)	(11.0)
Total metal beverage packaging, Americas & Asia	508.2	470.1	470.7

Metal beverage packaging, Europe	182.6	182.3	206.7
Business consolidation and other activities	(10.6)	(9.6)	(14.1)
Total metal beverage packaging, Europe	172.0	172.7	192.6

Metal food & household products packaging	177.4	167.8	170.7
Business consolidation and other activities	(63.7)	(27.5)	(1.9)
Total metal food & household products packaging	113.7	140.3	168.8

Aerospace & technologies	80.1	86.6	79.6
Business consolidation and other activities	(0.2)	(1.9)	—
Total aerospace & technologies	79.9	84.7	79.6

Segment earnings before interest and taxes	873.8	867.8	911.7

Undistributed and corporate expenses and intercompany eliminations, net	(77.7)	(65.9)	(71.5)
Business consolidation and other activities	(0.7)	(11.4)	(3.3)
Total undistributed and corporate expenses and intercompany eliminations, net	(78.4)	(77.3)	(74.8)

Earnings before interest and taxes	795.4	790.5	836.9

Interest expense	(183.8)	(179.8)	(177.1)
Debt refinancing costs	(28.0)	(15.1)	—
Total interest expense	(211.8)	(194.9)	(177.1)
Tax provision	(149.6)	(165.0)	(201.3)
Equity in results of affiliates, net of tax	0.6	(1.3)	10.1
Net earnings from continuing operations	434.6	429.3	468.6
Discontinued operations, net of tax	0.4	(2.8)	(2.3)
Net earnings	435.0	426.5	466.3
Less net earnings attributable to noncontrolling interests	(28.2)	(23.0)	(22.3)
Net earnings attibutable to Ball Corporation	$406.8	$403.5	$444.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.  Business Segment Information (continued)

Summary of Business by Segment (continued)

	Years Ended December 31,
($ in millions)	2013	2012	2011

Depreciation and Amortization
Metal beverage packaging, Americas & Asia	$121.9	$116.9	$124.9
Metal beverage packaging, Europe	87.0	82.4	93.2
Metal food & household products packaging	59.4	54.6	56.4
Aerospace & technologies	24.1	21.9	22.4
Segment depreciation and amortization	292.4	275.8	296.9
Corporate	7.5	7.1	4.2
Depreciation and amortization	$299.9	$282.9	$301.1

Capital Expenditures
Metal beverage packaging, Americas & Asia	$224.0	$173.9	$283.9
Metal beverage packaging, Europe	75.4	45.6	63.5
Metal food & household products packaging	43.0	36.3	54.5
Aerospace & technologies	29.4	43.7	32.0
Segment capital expenditures	371.8	299.5	433.9
Corporate	6.5	5.5	9.9
Capital expenditures	$378.3	$305.0	$443.8

	December 31,
($ in millions)	2013	2012

Total Assets
Metal beverage packaging, Americas & Asia	$3,425.2	$3,227.5
Metal beverage packaging, Europe	2,380.1	2,299.8
Metal food & household products packaging	1,560.9	1,568.9
Aerospace & technologies	346.1	332.8
Segment assets	7,712.3	7,429.0
Corporate assets, net of eliminations	107.5	78.1
Total assets	$7,819.8	$7,507.1

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$30.6	$30.4
Metal beverage packaging, Europe	0.4	0.2
Corporate assets, net of eliminations	2.7	1.6
Total investments in affiliates	$33.7	$32.2

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

4.  Acquisitions

Envases del Plata S.A. de C.V.

In December 2012, the company acquired a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí, for cash of $57.7 million, net of cash acquired, and assumed debt of $72.7 million. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition provides a platform to grow the company’s existing North American extruded aluminum business and new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging. Based on the final purchase price allocation, goodwill of $64.0 million was recorded at December 31, 2013. This acquisition is not material to the metal food and household products packaging segment.

Tubettificio Europeo S.p.A. (Tubettificio)

In August 2012, the company acquired Tubettificio, a small regional manufacturer of metal beverage packaging containers in Italy for cash of approximately $15.3 million and consolidated it into other existing facilities. This acquisition is not material to the metal beverage packaging, Europe, segment.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/gains included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2013	2012	2010

Metal beverage packaging, Americas & Asia	$(3.6)	$(52.4)	$(11.0)
Metal beverage packaging, Europe	(10.6)	(9.6)	(14.1)
Metal food & household products packaging	(63.7)	(27.5)	(1.9)
Aerospace & technologies	(0.2)	(1.9)	—
Corporate and other	(0.7)	(11.4)	(3.3)
	$(78.8)	$(102.8)	$(30.3)

2013

Metal Beverage Packaging, Americas and Asia

During July 2013, the company signed a compensation agreement for approximately $72 million pretax with the PRC government to close the Shenzhen manufacturing facility and relocate the production capacity. Proceeds from the compensation agreement offset costs related to the closure and relocation of the Shenzhen facility and are composed of compensation for the disposal of the land and building, the disposal and transfer of machinery and equipment, business interruption losses and severance. Any compensation received in excess of expenses or losses incurred by the company is reflected in business consolidation and other activities. As of December 31, 2013, the company has received and recorded the following: (1) $34.0 million of compensation for land and buildings, resulting in income of $26.2 million for the excess compensation over net book value; (2) $26.8 million of compensation for machinery and equipment, including removal costs, of which $3.8 million was used to offset 2013 costs and $23.0 million was deferred in the balance sheet to offset capital expenditures for the relocation of capacity; (3) $6.2 million of compensation for business interruption, of which $4.1 million was recognized in cost of sales in 2013 and $2.1 million will be recognized in 2014; (4) $7.2 million of expense for severance costs, the compensation for which will be received in 2014 and (5) $1.6 million for other costs that will not be compensated under the agreement.

In 2013, Ball eliminated 12-ounce beverage can production from the company’s Milwaukee, Wisconsin, facility. In connection with the line shut down, the company recorded charges of $9.7 million, composed of $4.6 million for accelerated depreciation, $2.1 million for severance and other employee benefits and $3.0 million for other costs. In addition, the company recorded net charges of $11.3 million, primarily for ongoing costs related to the previously announced closures of Ball’s Columbus, Ohio, and Gainesville, Florida, facilities and voluntary separation programs, as well as other insignificant costs.

Metal Beverage Packaging, Europe, and Corporate

The company recorded charges of $11.3 million, primarily for headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland.

Metal Food and Household Products Packaging

During the fourth quarter, the company announced that it will close its Danville, Illinois, steel aerosol packaging facility in the second half of 2014 and recorded charges of $4.9 million in connection with this planned closure. Additional charges of approximately $5 million are expected to be recorded in 2014. The Danville facility produces steel aerosol cans and ends for household products customers, which will be supplied by other North American metal food and household products packaging facilities.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

The company recorded an accounts receivable provision of $27.0 million as a result of the October 28, 2013, bankruptcy filing of a metal food and household products packaging segment customer. This provision represents the company’s estimate of the most likely potential loss of value it expects to incur on the approximately $46.5 million accounts receivable balance as a result of the customer’s bankruptcy. In October 2013, the company entered into an agreement with the customer’s second lien lenders to provide, among other things, that if such lenders were the successful bidder for the customer’s assets out of bankruptcy, the company would supply the lenders’ can and end requirements under a new long-term contract. On February 6, 2014, the lenders were selected as the successful bidder for the customer’s assets and such selection was approved by the U.S. Bankruptcy Court on February 12, 2014. No change in the company’s valuation is currently considered necessary; however, if certain facts and circumstances change as a result of future events, the potential loss may materially change.

The company closed its Elgin, Illinois, metal food and household products packaging facility in December 2013 and recorded total charges of $29.0 million during the year composed of $16.0 million for severance, pension and other employee benefits; $4.2 million for the write down of the land and building to net realizable value; and $8.8 million for the accelerated depreciation on assets to be abandoned and other closure costs. The Elgin facility produced steel aerosol and specialty cans, as well as flat steel sheet used by other Ball facilities, which are now supplied by other North American metal food and household products packaging facilities.

During 2013 the company also recorded: (1) a charge of $5.9 million to migrate certain hourly employees from a multi-employer defined benefit pension plan as of January 1, 2014, to a Ball-sponsored defined benefit pension plan; (2) income of $3.5 million to accrue for the reimbursement of funds paid in 2012 for the settlement of certain Canadian defined benefit pension liabilities related to previously closed facilities and (3) charges of $0.4 million for other insignificant costs.

2012

Metal Beverage Packaging, Americas and Asia

In August 2012, Ball announced plans to close its Columbus, Ohio, beverage container manufacturing facility and its Gainesville, Florida, end facility. The two facilities were closed in order to consolidate the company’s 12-ounce beverage container and end production capacity to meet changing market demand. In connection with the closures and a related voluntary separation program completed within the segment, the company recorded charges of $50.2 million, of which $20.4 million represented severance, pension and other employee benefits; $19.9 million represented accelerated depreciation on abandoned assets, $5.3 million represented the write down of real property to net realizable value and $4.6 million represented the obsolescence of tooling and spares.

Also included in 2012 were net charges of $2.2 million related to previously closed facilities and other insignificant costs.

Metal Beverage Packaging, Europe

Charges of $6.3 million were recorded in the segment in connection with the relocation of the company’s European headquarters from Germany to Switzerland in 2012.

The company also recorded charges of $1.7 million related to a fire at one of the company’s metal beverage container plants in the United Kingdom and net charges of $1.6 million related to previously closed facilities and other insignificant costs.

Metal Food and Household Products Packaging

In November 2012, the company purchased annuities with pension trust assets to settle the liabilities in certain of its Canadian defined benefit pension plans. In connection with the final settlement, the company recorded charges of $26.7 million, which primarily represented previously unrecognized losses included in accumulated other comprehensive earnings (loss).

Also included in 2012 were net charges of $0.8 million related to previously closed facilities and other insignificant costs.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

Corporate and Aerospace and Technologies

The company incurred costs of $6.2 million at the corporate headquarters in connection with the relocation of the company’s European headquarters from Germany to Switzerland discussed above. The year also included charges of $2.9 million for transaction costs related to the acquisition of Envases in December 2012 and $3.4 million for a voluntary separation program offered to corporate headquarters and aerospace and technologies employees. Additionally, net charges of $0.8 million were recorded to reflect other individually insignificant costs.

2011

Metal Beverage Packaging, Americas and Asia

In January 2011, Ball announced plans to close its Torrance, California, beverage container manufacturing facility; relocate a 12-ounce container line from the Torrance facility to its Whitby, Ontario, Canada, facility; and expand specialty container production in its Fort Worth, Texas, facility. The company recorded charges of $14.2 million in connection with the closure of the Torrance facility, of which $10.1 million represented severance, pension and other employee benefits; $2.4 million represented accelerated depreciation; and $1.7 million represented other costs. Ball also recorded a net gain of $6.8 million in 2011 for the sale of tangible assets from the Torrance facility less costs of closing the facility.

Also included in 2011 was a charge of $1.7 million for severance costs related to capacity reduction at the Columbus, Ohio, facility and a net charge of $1.9 million to reflect individually insignificant charges related to previously announced facility closures.

Metal Beverage Packaging, Europe

In 2011, the company recorded charges of $9.6 million for the write down of the Lublin, Poland, facility to net realizable value, as well as charges of $1.6 million incurred in connection with the planned relocation of the company’s European headquarters from Germany to Switzerland in 2012.  In connection with the acquisition of Aerocan discussed in Note 4, the company recorded charges totaling $2.9 million for transaction costs, which were expensed as incurred.

Metal Food and Household Products Packaging

In September 2011, the company discontinued production of certain products in a facility and recorded a charge of $1.4 million in connection with this discontinuance.  Also during 2011, Ball recorded net charges of $0.5 million associated with previously closed facilities.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

Summary

Detailed below is a summary by segment of the activity in the restructuring reserves for the years ended December 31, 2013 and 2012. The reserve balances are included in other current liabilities on the consolidated balance sheets.

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Aerospace & Technologies	Corporate & Other Costs	Total

Balance at December 31, 2011	$2.7	$5.8	$—	$4.1	$12.6
Charges to earnings	15.4	0.7	1.9	5.6	23.6
Cash payments and other activity	(1.7)	(3.5)	—	(5.9)	(11.1)
Balance at December 31, 2012	16.4	3.0	1.9	3.8	25.1
Charges to earnings	(3.2)	19.9	—	0.2	16.9
Cash payments and other activity	(11.3)	(8.2)	(1.9)	(4.0)	(25.4)
Balance at December 31, 2013	$1.9	$14.7	$—	$—	$16.6

The carrying value of assets held for sale in connection with facility closures was approximately $20.4 million and $31.4 million at December 31, 2013 and 2012, respectively.

6.  Receivables

	December 31,
($ in millions)	2013	2012

Trade accounts receivable	$835.2	$878.3
Less allowance for doubtful accounts	(36.3)	(13.7)
Net trade accounts receivable	798.9	864.6
Other receivables	60.5	65.5
	$859.4	$930.1

The allowance for doubtful accounts at December 31, 2013, includes a provision recorded in the third quarter of 2013 as a result of the October 28, 2013, bankruptcy filing of a metal food and household products packaging segment customer. Additional details are available in Note 5.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $144.8 million and $155.9 million for the years ended December 31, 2013 and 2012, respectively, and included $99.2 million and $75.5 million at each period end, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 2.7 years, and the average length remaining on those contracts at December 31, 2013, was 10 months. Approximately $140.9 million of unbilled receivables at December 31, 2013, is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

The company has several regional uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $248 million at December 31, 2013. A total of $137.5 million and $75.0 million were sold under these programs as of December 31, 2013 and 2012, respectively. Latapack-Ball also commenced a non-recourse uncommitted accounts receivable factoring program in 2013 with a financial institution, which is limited to the total of eligible Latapack-Ball receivables, as defined in the agreement. A total of $6.0 million was sold under this program as of December 31, 2013.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

7.  Inventories

	December 31,
($ in millions)	2013	2012

Raw materials and supplies	$465.6	$426.7
Work-in-process and finished goods	609.6	664.5
Less inventory reserves	(46.9)	(46.8)
	$1,028.3	$1,044.4

8.  Property, Plant and Equipment

	December 31,
($ in millions)	2013	2012

Land	$67.6	$67.9
Buildings	980.9	934.3
Machinery and equipment	3,647.8	3,407.6
Construction-in-progress	232.9	240.6
	4,929.2	4,650.4
Accumulated depreciation	(2,556.9)	(2,373.7)
	$2,372.3	$2,276.7

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $261.3 million, $248.3 million and $268.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9.  Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2011	$740.7	$963.9	$542.5	$—	$2,247.1
Business acquisitions and related opening balance sheet adjustments	—	9.7	79.8	—	89.5
Effects of currency exchange rates	—	19.6	3.2	—	22.8
Balance at December 31, 2012	740.7	993.2	625.5	—	2,359.4
Business acquisitions and related opening balance sheet adjustments	—	—	(15.1)	8.6	(6.5)
Effects of currency exchange rates	—	44.0	7.4	—	51.4
Balance at December 31, 2013	$740.7	$1,037.2	$617.8	$8.6	$2,404.3

On January 1, 2013, the company implemented changes to its management and internal reporting structure. As a result, the European extruded aluminum reporting unit, which was previously included in the metal beverage packaging, Europe, segment, is now included in the metal food and household products packaging segment. Goodwill by segment has been retrospectively adjusted to conform to the current year presentation. No impairment charges were considered necessary or recorded for the company’s existing reporting units.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

10.  Intangibles and Other Assets

	December 31,
($ in millions)	2013	2012

Investment in affiliates	$33.7	$32.2
Intangible assets (net of accumulated amortization of $93.7 million and $68.1 million at December 31, 2013 and 2012, respectively)	166.1	162.9
Capitalized software (net of accumulated amortization of $91.3 million and $78.4 million at December 31, 2013 and 2012, respectively)	65.0	50.4
Company and trust-owned life insurance	150.9	114.7
Deferred financing costs	46.2	37.3
Other	115.6	134.1
	$577.5	$531.6

Total amortization expense of intangible assets amounted to $38.6 million, $34.6 million and $32.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Based on intangible asset values and currency exchange rates as of December 31, 2013, total annual intangible asset amortization expense is expected to be $41.5 million, $37.5 million, $33.2 million, $28.8 million and $24.8 million for the years 2014 through 2018, respectively, and $62.4 million combined for all years thereafter.

11.  Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. Certain of the company’s leases in effect at December 31, 2013, include renewal options and/or escalation clauses for adjusting lease expense based on various factors. During 2010 and 2005, we entered into aircraft leases that qualify as operating leases for book purposes and capital leases for tax purposes. Under these lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if we elect not to do so, to compensate the lessors for the difference between the guaranteed minimum residual values totaling $12.0 million and the fair market value of the assets, if less.

Total noncancellable operating leases in effect at December 31, 2013, require rental payments of $38.4 million, $26.5 million, $18.1 million, $13.5 million and $9.7 million for the years 2014 through 2018, respectively, and $15.3 million combined for all years thereafter. Lease expense for all operating leases was $73.2 million, $70.2 million and $67.3 million in 2013, 2012 and 2011, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
	2013		2012
	In Denominated		In Denominated
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.125% Senior Notes, due September 2016	$—	$—	$375.0	$375.0
7.375% Senior Notes, due September 2019	$315.4	315.4	$325.0	325.0
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$750.0	750.0
4.00% Senior Notes, due November 2023	$1,000.0	1,000.0	$—	—
Senior Credit Facilities, due June 2018 (at variable rates)
Term A Loan, U.S. dollar denominated (2012 - 1.96%)	$—	—	$125.0	125.0
Term B Loan, British sterling denominated (2013 - 2.11%; 2012 - 2.24%)	£36.8	60.8	£46.5	75.2
Term C Loan, euro denominated (2013 - 1.86%; 2012 - 1.86%)	€80.6	111.2	€91.3	120.6
Multi-currency revolver, due June 2018	€70.0	96.6	€159.0	210.1
Latapack-Ball Notes Payable (2013 - 3.58%; 2012 - 3.70%)	$215.8	215.8	$176.1	176.1
Other (including discounts and premiums)	Various	(2.0)	Various	32.4
		3,547.8		3,189.4
Less: Current portion of long-term debt and callable long-term debt		(365.3)		(104.1)
		$3,182.5		$3,085.3

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

In May 2013, Ball: (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of its 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes, all of which occurred in the second quarter, and the early repayment of the Term A loan resulted in charges of $26.5 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts. These charges are included as a component of interest expense in the consolidated statement of earnings.

At December 31, 2013, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $887 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $818 million of short-term uncommitted credit facilities available at December 31, 2013, of which $57.3 million was outstanding and due on demand. At December 31, 2012, the company had $148.6 million outstanding under short-term uncommitted credit facilities.  The weighted average interest rate of the outstanding short-term facilities was insignificant at December 31, 2013, and 2.3 percent at December 31, 2012.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Debt and Interest Costs (continued)

On December 9, 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds will result in a pretax charge in the first quarter of 2014 of approximately $33 million for the call premium and the write off of unamortized financing costs and premiums.

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

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. There were no accounts receivable sold under this agreement at December 31, 2013 or 2012. Borrowings under the securitization agreement, if any, are included within the short-term debt and current portion of long-term debt line on the balance sheet.

The fair value of the long-term debt was estimated to be $3.5 billion at December 31, 2013, which approximated the carrying value of $3.5 billion. The fair value was $3.4 billion at December 31, 2012, compared to a carrying value of $3.2 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2013, have maturities of $370.0 million, $61.9 million, $70.2 million, $145.2 million and $153.9 million in the years ending December 31, 2014 through 2018, respectively, and $2,751.3 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2013 and 2012, were $16.5 million and $17.3 million, respectively. Interest payments were $187.5 million, $177.3 million and $177.9 million in 2013, 2012 and 2011, respectively.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 20 contains further details, as well as required condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at December 31, 2013 and 2012, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income

The amount of earnings before income taxes is:

	Years Ended December 31,
($ in millions)	2013	2012	2011

U.S.	$242.9	$295.8	$313.6
Foreign	340.7	299.8	346.2
	$583.6	$595.6	$659.8

The provision for income tax expense is:

	Years Ended December 31,
($ in millions)	2013	2012	2011

Current
U.S.	$47.2	$54.7	$61.3
State and local	3.6	15.0	15.0
Foreign	100.4	81.3	96.6
Total current	151.2	151.0	172.9

Deferred
U.S.	28.5	19.7	48.0
State and local	(0.7)	3.8	7.7
Foreign	(29.4)	(9.5)	(27.3)
Total deferred (a)	(1.6)	14.0	28.4
Tax provision	$149.6	$165.0	$201.3

(a)         Amounts do not include tax benefits (expense) related to discontinued operations of $(0.2) million, $1.7 million and $1.5 million in 2013, 2012 and 2011, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2013	2012	2011

Statutory U.S. federal income tax	$204.3	$208.5	$230.9
Increase (decrease) due to:
Foreign tax rate differences	(45.5)	(36.9)	(51.0)
U.S. state and local taxes, net	1.6	12.2	14.0
U.S. taxes on foreign earnings, net of tax credits	26.4	7.3	22.3
U.S. manufacturing deduction	(4.3)	(7.1)	(6.5)
U.S. research and development tax credits	(17.9)	(5.3)	(5.6)
Basis differences for asset sales	—	—	(5.0)
Uncertain tax positions, including interest	(3.4)	(10.3)	4.7
Company and trust-owned life insurance	(6.3)	(5.5)	(1.6)
Other, net	(5.3)	2.1	(0.9)
Provision for taxes	$149.6	$165.0	$201.3
Effective tax rate expressed as a percentage of pretax earnings	25.6%	27.7%	30.5%

The 2013 full year effective income tax rate was 25.6 percent compared to 2012 of 27.7 percent. The lower tax rate in 2013 was primarily the result of the retroactive extension of the U.S. research and development tax credit, a lower U.S. state and local effective tax rate and a higher foreign tax rate differential, partially offset by higher U.S. taxes on foreign earnings and the 2012 releases of uncertain tax positions which exceeded those occurring in 2013.

The decrease in the 2012 full year effective income tax rate of 27.7 percent as compared to 2011 of 30.5 percent was primarily the net result of the release of various income tax reserves effectively settled with taxing jurisdictions, lower U.S. taxes on foreign earnings and an increased tax benefit related to company and trust-owned life insurance.

Ball’s Serbian subsidiary was granted an income tax holiday that applies to only a portion of earnings and will expire at the end of 2015. In addition, in 2010 the Serbian subsidiary was granted a tax credit equal to 80 percent of additional local investment with a ten-year period that will expire in 2019. The credit may be used to offset tax on earnings not covered by the initial tax holiday and has $24.6 million remaining as of December 31, 2013. In 2011 and 2012, Ball’s Brazilian joint venture was granted two tax holidays expiring in 2021 and 2022. Under the terms of the holidays, a certain portion of Brazil earnings receive a 19 percent tax exemption. Ball’s Czech Republic subsidiary was granted a tax holiday that began in 2009. The tax holiday provides foreign annual abatement of tax not to exceed $24.5 million over its 10-year term. At December 31, 2013, the remaining tax holiday is $6.7 million.

Due to the U.S. tax status of certain Ball subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. The company also provides deferred taxes on the undistributed earnings in its Brazil investment related to its 10 percent indirectly held investment. Current taxes are also provided on certain other undistributed earnings that are currently taxed in the U.S. Net U.S. taxes primarily provided for Brazil, Canada and PRC earnings in 2013, 2012 and 2011 were $26.4 million, $7.3 million and $22.3 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings; however, repatriation of these earnings would result in a relatively high incremental tax rate.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

Net income tax payments were $111.4 million, $143.9 million and $148.0 million in 2013, 2012 and 2011, respectively.

The significant components of deferred tax assets and liabilities were:

	December 31,
($ in millions)	2013	2012

Deferred tax assets:
Deferred compensation	$104.1	$99.9
Accrued employee benefits	130.0	125.4
Plant closure costs	15.2	10.0
Accrued pensions	99.3	193.6
Inventory and other reserves	24.3	24.1
Net operating losses, foreign tax credits and other tax attributes	96.0	82.0
Unrealized losses on currency exchange and derivative transactions	29.3	21.3
Other	30.0	23.0
Total deferred tax assets	528.2	579.3
Valuation allowance	(89.5)	(76.5)
Net deferred tax assets	438.7	502.8
Deferred tax liabilities:
Depreciation	(262.0)	(268.0)
Goodwill and other intangible assets	(144.0)	(130.4)
Other	(31.7)	(43.6)
Total deferred tax liabilities	(437.7)	(442.0)
Net deferred tax asset (liability)	$1.0	$60.8

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2013	2012

Deferred taxes and other current assets	$78.0	$80.4
Intangibles and other assets, net	36.6	44.7
Other current liabilities	(3.0)	(8.8)
Deferred taxes and other liabilities	(110.6)	(55.5)
Net deferred tax asset	$1.0	$60.8

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

At December 31, 2013, Ball Packaging Europe and its subsidiaries had net operating loss carryforwards, with no expiration date, of $51.6 million with a related tax benefit of $12.2 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, expiring between 2027 and 2033, of $95.1 million with a related tax benefit of $25.2 million. Ball’s Mexican subsidiary had net operating loss carryforwards of $20.0 million with a related tax benefit of $6.0 million expiring between 2019 and 2022. In addition, Ball’s Argentine subsidiary had a net operating loss carryforward of $0.5 million, expiring between 2014 and 2018, with a related tax benefit of $0.2 million. Due to the uncertainty of ultimate realization, the European, Canadian and Argentine benefits have been fully offset by valuation allowances while the Mexican net operating losses are expected to be fully utilized. The company also had $1.4 million of miscellaneous tax net operating losses fully offset by valuation allowances. At December 31, 2013, the company had foreign tax credit carryforwards of $54.3 million expiring between 2014 and 2023; however, due to the uncertainty of realization of the entire foreign tax credit, a valuation allowance of $50.5 million has been applied to reduce the carrying value of this credit to $3.8 million.

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2013	2012	2011

Balance at January 1	$76.6	$57.4	$52.3
Additions based on tax positions related to the current year	1.7	31.3	0.7
Additions for tax positions of prior years	5.5	6.2	6.1
Reductions for settlements	(7.2)	(19.8)	—
Reductions due to lapse of statute of limitations	(0.2)	—	(1.3)
Effect of foreign currency exchange rates	1.9	1.5	(0.4)
Balance at December 31	$78.3	$76.6	$57.4

The annual provisions for income taxes included tax benefits, net of interest, of $3.4 million and $10.3 million in 2013 and 2012, respectively, and tax expense plus interest, of $4.7 million in 2011.

At December 31, 2013, the amount of unrecognized tax benefits that, if recognized, would reduce tax expense was $87.7 million. Within the next 12 months, it is reasonably possible that unrecognized tax benefits may decrease by as much as $18.1 million as a result of settlements with various taxing jurisdictions. The company or one of its subsidiaries files income tax returns in the U.S. federal, various states and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2010. With a few exceptions, the company is no longer subject to state and local or foreign examinations by tax authorities for years prior to 2007. The company’s significant non-U.S. filings are in Germany, France, the United Kingdom, the Netherlands, Poland, Serbia, the PRC, Canada, Brazil, the Czech Republic, Mexico and Argentina. At December 31, 2013, the company had ongoing examinations by tax authorities in Germany, the United Kingdom, Hong Kong and Canada.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $2.7 million, $2.8 million and $3.0 million of additional income tax expense in 2013, 2012 and 2011, respectively, for potential interest on these items. At December 31, 2013 and 2012, the accrual for uncertain tax positions included potential interest expense of $10.4 million and $11.1 million, respectively. No penalties have been accrued.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations

	December 31,
($ in millions)	2013	2012

Underfunded defined benefit pension liabilities	$601.9	$820.2
Less current portion and prepaid pension assets	(21.4)	(25.0)
Long-term defined benefit pension liabilities	580.5	795.2
Retiree medical and other postemployment benefits	165.9	177.0
Deferred compensation plans	257.1	237.8
Other	29.5	28.1
	$1,033.0	$1,238.1

The company’s pension plans cover U.S., Canadian and European employees meeting certain eligibility requirements. The defined benefit plans for salaried employees, as well as those for hourly employees in Germany and the United Kingdom, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German plans are not funded, the company maintains book reserves, and annual additions to the reserves are generally tax deductible. With the exception of the German plans, our policy is to fund the plans in amounts at least sufficient to satisfy statutory funding requirements taking into consideration what is currently deductible under existing tax laws and regulations.

The company also participates in multi-employer defined benefit plans for which Ball is not the sponsor. The aggregated annual 2013 expense for these plans of $2.6 million, which approximated the total annual funding, is included in the summary of net periodic benefit cost. Certain of the company’s multi-employer defined benefit plans are reported to have significant underfunded liabilities. These plans include: the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund, the IAM National Pension Plan and the Western Conference of Teamsters Pension Plan. Pension-related legislation requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding.  As a result, the company contributions to these plans are subject to increases in the future, however, any increases in contribution levels are not expected to significantly impact the company’s liquidity.

The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.  In the event that Ball withdraws from participation in one of these plans, then applicable law could require the company to make additional lump-sum contributions to the plan. The company’s withdrawal liability for any multi-employer defined benefit pension plan would depend on the extent of the plan’s funding of vested benefits.  Additionally, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the plan.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2013 and 2012 follows:

	December 31,
	2013				2012
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total
Change in projected benefit obligation:
Benefit obligation at prior year end	$1,373.6	$660.0		$2,033.6	$1,220.9	$609.8		$1,830.7
Service cost	48.7	12.1		60.8	47.0	7.9		54.9
Interest cost	55.2	24.0		79.2	56.5	28.7		85.2
Benefits paid	(75.4)	(32.2)		(107.6)	(58.4)	(34.3)		(92.7)
Net actuarial (gains) losses	(122.2)	18.3		(103.9)	103.4	85.7		189.1
Effect of exchange rates	—	19.2		19.2	—	18.8		18.8
Settlements/curtailments/special termination	3.5	1.7		5.2	—	(56.6)		(56.6)
Plan amendments and other	0.8	1.5		2.3	4.2	—		4.2
Benefit obligation at year end	1,284.2	704.6		1,988.8	1,373.6	660.0		2,033.6
Change in plan assets:
Fair value of assets at prior year end	952.0	261.4		1,213.4	824.9	274.2		1,099.1
Actual return on plan assets	76.2	6.6		82.8	79.6	21.6		101.2
Employer contributions	157.5	16.3		173.8	106.8	26.1		132.9
Contributions to unfunded
German plans (a)	—	22.5		22.5	—	21.9		21.9
Benefits paid	(75.4)	(32.2)		(107.6)	(58.4)	(34.3)		(92.7)
Effect of exchange rates	—	1.8		1.8	—	9.8		9.8
Settlements	(0.8)	—		(0.8)	(0.9)	(56.6)		(57.5)
Other	—	1.0		1.0	—	(1.3)		(1.3)
Fair value of assets at end of year	1,109.5	277.4		1,386.9	952.0	261.4		1,213.4
Underfunded status	$(174.7)	$(427.2	)(a)	$(601.9)	$(421.6)	$(398.6	)(a)	$(820.2)

(a)     The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $370.3 million and $359.6 million of the total unfunded status at December 31, 2013 and 2012, respectively.

Amounts recognized in the consolidated balance sheets for the funded status consisted of:

	December 31,
	2013				2012
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign	Total

Prepaid pension cost	$—	$2.3		$2.3	$—	$1.0	$1.0
Defined benefit pension liabilities	(174.7)	(429.5)		(604.2)	(421.6)	(399.6)	(821.2)
	$(174.7)	$(427.2	)(a)	$(601.9)	$(421.6)	$(398.6)	$(820.2)

Amounts recognized in accumulated other comprehensive earnings (loss) consisted of:

	December 31,
	2013			2012
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$462.9	$153.0	$615.9	$626.8	$128.1	$754.9
Net prior service cost (credit)	13.9	(2.4)	11.5	14.6	(2.8)	11.8
Tax effect and currency exchange rates	(187.0)	(47.3)	(234.3)	(251.5)	(47.1)	(298.6)
	$289.8	$103.3	$393.1	$389.9	$78.2	$468.1

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,236.7 million and $1,327.2 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $628.2 million and $598.7 million at December 31, 2013 and 2012, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2013				2012
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$1,284.1	$415.2		$1,699.3	$1,373.6	$403.6		$1,777.2
Accumulated benefit obligation	1,236.7	393.4		1,630.1	1,327.2	383.8		1,711.0
Fair value of plan assets	1,109.5	40.1	(a)	1,149.6	952.0	39.6	(a)	991.6

(a)         The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $370.3 million and $359.6 million at December 31, 2013 and 2012, respectively.

Components of net periodic benefit cost were:

	Years Ended December 31,
	2013			2012			2011
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$48.7	$12.1	$60.8	$47.0	$7.9	$54.9	$43.2	$7.8	$51.0
Interest cost	55.2	24.0	79.2	56.5	28.7	85.2	57.6	30.8	88.4
Expected return on plan assets	(77.3)	(16.7)	(94.0)	(73.9)	(16.9)	(90.8)	(72.1)	(17.1)	(89.2)
Amortization of prior service cost	—	(0.4)	(0.4)	0.9	(0.4)	0.5	1.2	(0.4)	0.8
Recognized net actuarial loss	42.5	7.8	50.3	33.7	7.0	40.7	21.5	5.7	27.2
Curtailment and settlement losses, including special termination benefits	6.1	1.7	7.8	(0.1)	25.7	25.6	6.5	—	6.5
Net periodic benefit cost for Ball-sponsored plans	75.2	28.5	103.7	64.1	52.0	116.1	57.9	26.8	84.7

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	2.6	—	2.6	2.7	—	2.7	2.7	—	2.7
Curtailment loss (a)	9.8	—	9.8	—	—	—	—	—	—
Net periodic benefit cost for multi-employer plans	12.4	—	12.4	2.7	—	2.7	2.7	—	2.7
Total net periodic benefit cost	$87.6	$28.5	$116.1	$66.8	$52.0	$118.8	$60.6	$26.8	$87.4

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

The estimated actuarial net gain (loss) and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2014 are a loss of $37.1 million and a gain of $0.5 million, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $65 million in 2014. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be $81.1 million, $84.5 million, $88.0 million, $92.5 million and $96.6 million for the years ending December 31, 2014 through 2018, respectively, and a total of $536.6 million for the years 2019 through 2023. Payments to participants in the unfunded German plans are expected to be approximately $21 million to $23 million in each of the years 2014 through 2018 and a total of $100 million for the years 2019 through 2023.

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2013	2012	2011	2013	2012	2011
Discount rate	5.00%	4.13%	4.75%	4.25%	4.00%	4.05%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.00%	3.00%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2013	2012	2011	2013	2012	2011
Discount rate	4.50%	4.50%	5.00%	3.25%	3.25%	5.00%
Rate of compensation increase	4.25%	3.75%	3.90%	2.75%	2.75%	2.75%
Pension increase	3.40%	2.90%	3.05%	1.75%	1.75%	1.75%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2013, will be used to determine net periodic benefit cost for 2014. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $3.9 million increase in the 2014 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in estimated additional pension expense of $6.5 million in 2014.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2013	2012	2011	2013	2012	2011
Discount rate	4.13%	4.75%	5.55%	4.00%	4.05%	4.75%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.00%	3.25%
Expected long-term rate of return on assets	7.63%	7.75%	8.00%	4.55%	4.53%	5.14%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2013	2012	2011	2013	2012	2011
Discount rate	4.50%	5.00%	5.50%	3.25%	5.00%	5.00%
Rate of compensation increase	3.75%	3.90%	4.25%	2.75%	2.75%	2.75%
Pension increase	2.90%	3.05%	3.40%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A

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

In selecting the U.S. discount rate for December 31, 2013, several benchmarks were considered, including Moody’s long-term corporate bond yield for A bonds, the Citigroup Pension Liability Index, the JP Morgan 15+ year corporate bond yield for A bonds and the Merrill Lynch 15+ year corporate bond yield for A bonds. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated A or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2013, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2013, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $1,238.5 million for 2013, $1,179.8 million for 2012 and $1,201.6 million for 2011.

For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants.

Defined Benefit Pension Plan Assets

Policies and Allocation Information

Investment policies and strategies for the plan assets in the U.S., Canada and the United Kingdom are established by pension investment committees of the company and its relevant subsidiaries and include the following common themes: (1) to provide for long-term growth of principal without undue exposure to risk, (2) to minimize contributions to the plans, (3) to minimize and stabilize pension expense and (4) to achieve a rate of return above the market average for each asset class over the long term. The pension investment committees are required to regularly, but no less frequently than once annually, review asset mix and asset performance, as well as the performance of the investment managers. Based on their reviews, which are generally conducted quarterly, investment policies and strategies are revised as appropriate.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2013:

	U.S.		Canada	United Kingdom (c)

Cash and cash equivalents	0-10%		0-2%	—
Equity securities	10-75%	(a)	8-12%	25%
Fixed income securities	25-70%	(b)	88-92%	60%
Absolute return investments	—		—	8%
Alternative investments	0-35%		—	7%

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

(c)      The percentages provided reflect the asset allocation percentage at December 31, 2013. The portfolio mix is expected to be adjusted over time toward more fixed income securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2013	2012
Cash and cash equivalents	6%	2%
Equity securities	37%	39%
Fixed income securities	49%	53%
Alternative investments	8%	6%
	100%	100%

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

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets are summarized in the tables below:

	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$0.5	$149.8	$—	$150.3
Corporate equity securities:
Industrials	54.7	—	—	54.7
Information technology	55.3	—	—	55.3
Other	156.7	30.8	—	187.5
U.S. government and agency securities:
FHLMC mortgage backed securities	—	17.5	—	17.5
FNMA mortgage backed securities	—	43.1	—	43.1
Other	35.7	15.6	—	51.3
Corporate bonds and notes:
Financials	—	105.2	—	105.2
Utilities	—	37.4	—	37.4
Private placement	—	45.4	—	45.4
Other	0.2	108.2	—	108.4
Commingled funds	23.2	111.5	—	134.7
Limited partnerships and other	—	66.8	51.9	118.7
Total assets	$326.3	$731.3	$51.9	$1,109.5

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

	December 31, 2012
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$16.4	$57.6	$—	$74.0
Corporate equity securities:
Industrials	39.6	—	—	39.6
Information Technology	33.4	—	—	33.4
Other	108.3	44.8	—	153.1
U.S. government and agency securities:
FHLMC mortgage backed securities	—	27.1	—	27.1
FNMA mortgage backed securities	—	65.2	—	65.2
Other	23.6	11.0	—	34.6
Corporate bonds and notes:
Financials	—	105.4	—	105.4
Utilities	—	35.3	—	35.3
Private placement	—	35.3	—	35.3
Other	—	124.1	—	124.1
Commingled funds	13.8	86.5	—	100.3
Limited partnerships and other	—	75.7	48.9	124.6
Total assets	$235.1	$668.0	$48.9	$952.0

The following is a reconciliation of the U.S. Level 3 assets for the two years ended December 31, 2013 (dollars in millions):

Balance at December 31, 2011	$55.9
Actual return on plan assets relating to assets still held at the reporting date	3.5
Purchases	9.0
Sales	(5.5)
Transfers to Level 2 (a)	(14.0)
Balance at December 31, 2012	48.9
Actual return on plan assets relating to assets still held at the reporting date	2.0
Purchases	5.9
Sales	(4.9)
Balance at December 31, 2013	$51.9

(a)         Transfers from Level 3 to Level 2 were made as a result of additional observable inputs becoming available.

	December 31,
	2013	2012
Canadian pension assets, at fair value (all Level 2) ($ in millions):
Equity commingled funds	$4.2	$6.4
Fixed income commingled funds	35.6	36.4
Fixed income securities	9.5	11.5
Total assets	$49.3	$54.3

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

	December 31,
	2013	2012
U.K. pension assets, at fair value (all Level 2) ($ in millions):
Cash and cash equivalents	$—	$9.8
Equity commingled funds	56.2	114.0
Fixed income commingled funds	134.9	83.3
Absolute return funds	18.0	—
Alternative investments	15.8	—
Net assets	$224.9	$207.1

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

An analysis of the change in other postretirement benefit accruals for 2013 and 2012 follows:

($ in millions)	2013	2012

Change in benefit obligation:
Benefit obligation at prior year end	$168.2	$165.1
Service cost	1.7	1.6
Interest cost	6.6	7.4
Benefits paid	(12.5)	(10.0)
Net actuarial (gain) loss	(9.1)	3.5
Special termination benefits	1.9	—
Effect of exchange rates and other	(1.4)	0.6
Benefit obligation at year end	155.4	168.2
Change in plan assets:
Fair value of assets at prior year end	—	—
Benefits paid	(12.5)	(11.1)
Employer contributions	12.5	10.0
Medicare Part D subsidy	—	1.1
Fair value of assets at end of year	—	—
Funded status	$(155.4)	$(168.2)

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Components of net periodic benefit cost were:

	Years Ended December 31,
($ in millions)	2013	2012	2011

Service cost	$1.7	$1.6	$2.3
Interest cost	6.6	7.4	9.7
Amortization of prior service cost	(0.5)	(0.1)	—
Recognized net actuarial loss (gain)	(0.6)	(1.0)	0.7
Special termination benefits	1.9	—	1.9
Net periodic benefit cost	$9.1	$7.9	$14.6

Approximately $1.4 million of estimated net actuarial gain and $0.5 million of prior service benefit will be amortized from accumulated other comprehensive earnings (loss) into net period benefit cost during 2014.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2013, an 8 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2021 and remain at that level thereafter. For the Canadian plans, a 4 percent health care cost trend rate was used, which was assumed to decrease to 5 percent by 2018 and remain at that level in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the total of service and interest cost by $0.3 million and the postretirement benefit obligation by $4.9 million. A one-percentage point decrease would decrease the total of service and interest cost by $0.2 million and the postretirement benefit obligation by $4.4 million.

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $23.5 million, $21.8 million and $20.8 million for 2013, 2012 and 2011, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan may receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $9.2 million and $8.3 million of additional compensation expense related to this program for the years 2012 and 2011, respectively. There was no additional compensation expense recognized in 2013.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Shareholders’ Equity

At December 31, 2013, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

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

The company’s share repurchases, net of issuances, totaled $398.8 million in 2013, $494.1 million in 2012 and $473.9 million in 2011. From January 1 through February 14, 2014, the company has repurchased an additional $100.1 million.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Shareholders’ Equity (continued)

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2011	$84.7	$(381.5)	$(38.4)	$(335.2)
Change	32.8	(79.5)	29.5	(17.2)
December 31, 2012	117.5	(461.0)	(8.9)	(352.4)
Other comprehensive earnings (loss) before reclassifications	62.4	48.6	(51.3)	59.7
Amounts reclassified from Accumulated other comprehensive earnings (loss)	—	30.6	21.4	52.0
December 31, 2013	$179.9	$(381.8)	$(38.8)	$(240.7)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

Year Ended
($ in millions)	December 31, 2013

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$8.4
Commodity contracts and currency exchange contracts recorded in cost of sales	(35.9)
Interest rate contracts recorded in interest expense	(1.0)
Total before tax effect	(28.5)
Tax benefit (expense) on amounts reclassified into earnings	7.1
Recognized gain (loss)	$(21.4)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$1.0
Actuarial gains (losses)	(49.8)
Total before tax effect	(48.8)
Tax benefit (expense) on amounts reclassified into earnings	18.2
Recognized gain (loss)	$(30.6)

(a)   These components are included in the computation of net periodic benefit cost included in Note 14.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

16.  Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2013, follows:

	Outstanding Options and SSARs
	Number of Shares	Weighted Average Exercise Price

Beginning of year	9,982,104	$26.71
Granted	1,364,870	45.93
Exercised	(1,228,690)	23.20
Canceled/forfeited	(59,555)	38.64
End of period	10,058,729	29.68

Vested and exercisable, end of period	6,688,709	24.83
Reserved for future grants (a)	12,382,375

(a)       On April 24, 2013, Ball’s shareholders approved the 2013 Stock and Cash Incentive Plan, which authorized 12.5 million shares for future option, SSAR and restricted share grants. This authorization replaced all previous authorizations.

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2013, was 5.8 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $221.1 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2013, was 4.6 years and the aggregate intrinsic value was $179.5 million. The company received $17.0 million from options exercised during 2013, and the intrinsic value associated with these exercises was $17.1 million. The tax benefit associated with the company’s stock compensation programs was $11.9 million for 2013, and was reported as other financing activities in the consolidated statement of cash flows. The total fair value of options and SSARs vested during 2013, 2012 and 2011 was $11.4 million, $10.5 million and $9.3 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2013, 2012 and 2011 have estimated weighted average fair values at the date of grant of $8.69 per share, $9.44 per share and $9.78 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2013 Grants	2012 Grants	2011 Grants

Expected dividend yield	1.13%	1.06%	0.78%
Expected stock price volatility	22.02%	30.22%	30.04%
Risk-free interest rate	1.02%	0.84%	1.97%
Expected life of options (in years)	5.50 years	5.26 years	5.0 years

In addition to stock options and SSARs, the company issues to certain employees restricted shares and restricted stock units, which vest over various periods. Other than the performance-contingent grants discussed below, such restricted shares and restricted stock units generally vest in equal installments over five years. Compensation cost is recorded based upon the fair value of the shares at the grant date.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

16.  Stock-Based Compensation Programs (continued)

Following is a summary of restricted stock activity for the year ended December 31, 2013:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,763,636	$28.97
Granted	195,845	46.11
Vested	(512,965)	26.84
Canceled/forfeited	(5,502)	34.21
End of period	1,441,014	31.94

In January 2013, the company’s board of directors granted 148,875 performance-contingent restricted stock units (RSUs) to key employees, which will vest in January 2016 depending on the company’s growth in economic valued added (EVA®) dollars in excess of Ball’s 9 percent after-tax hurdle rate as the capital charge using 2012 EVA® dollars generated as the minimum threshold. The number of RSUs that will vest can range between zero and 200 percent of each participant’s assigned award opportunity. Under a previous program, the company’s board of directors granted 223,600 and 210,330 performance-contingent RSUs to key employees in January 2012 and January 2011, respectively, which will cliff-vest if the company’s return on average invested capital during a 36-month performance period is equal to or exceeds the company’s cost of capital established at the beginning of the performance period. In both RSU programs, if the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with the performance-contingent grants totaled $7.6 million, $8.2 million and $7.3 million in 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, the company recognized in selling, general and administrative expenses pretax expense of $24.5 million ($14.9 million after tax), $26.7 million ($16.2 million after tax) and $24.7 million ($15.0 million after tax), respectively, for share-based compensation arrangements. At December 31, 2013, there was $32.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.1 years.

In connection with the employee stock purchase plan, the company contributes 20 percent of each participating employee’s monthly payroll deduction up to $500 toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.5 million in 2013, $3.6 million in 2012 and $3.4 million in 2011.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

17.  Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2013	2012	2011

Net earnings attributable to Ball Corporation	$406.8	$403.5	$444.0

Basic weighted average common shares	145,943	154,648	165,275
Effect of dilutive securities	3,280	3,436	3,315
Weighted average shares applicable to diluted earnings per share	149,223	158,084	168,590

Basic earnings per share	$2.79	$2.61	$2.69
Diluted earnings per share	$2.73	$2.55	$2.63

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled 1.3 million in 2013; 1.4 million in 2012 and 1.4 million in 2011.

18.  Financial Instruments and Risk Management

Policies and Procedures

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the nondefaulting party has the option to set-off any amounts owed with regard to open derivative positions.

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

At December 31, 2013, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $629 million, of which approximately $565 million received hedge accounting treatment. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at December 31, 2013, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $38.0 million associated with these contracts. A net loss of $21.8 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2013, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At December 31, 2013, the company had outstanding interest rate swap contracts with notional amounts of approximately $129 million paying fixed rates expiring within the next five years. The after-tax loss included in shareholders’ equity at December 31, 2013, within accumulated other comprehensive earnings (loss) is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At December 31, 2013, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $653 million. Approximately $0.8 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at December 31, 2013, of which a net loss of $1.5 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2013, expire within the next year.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.4 million on pretax earnings. During March and September 2011, the company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that, after renewals, will be outstanding until March 2015 and September 2014, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively. As of December 31, 2013, the combined fair value of these swaps was a $1.1 million gain. All gains and losses on the total return swaps are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $48.0 million and no collateral was required to be posted. As of December 31, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $11.0 million and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2013 and 2012, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2013
($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$2.6	$1.7	$4.3
Foreign currency contracts	0.2	1.5	1.7
Other current contracts	—	1.1	1.1
Total current derivative contracts	2.8	4.3	7.1

Total noncurrent foreign currency contracts	$—	$0.1	$0.1

Liabilities:
Commodity contracts	$19.2	$2.0	$21.2
Foreign currency contracts	1.5	6.1	7.6
Interest rate contracts	0.8	—	0.8
Total current derivative contracts	$21.5	$8.1	$29.6

Total noncurrent commodity contracts	$20.3	$—	$20.3

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

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2013, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Net receivables related to the European scrap metal program totaling $5.4 million and $16.7 million at December 31, 2013 and 2012, respectively, were classified as Level 2 within the fair value hierarchy.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

	Years Ended December 31,
	2013		2012		2011
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(26.9)	$(2.9)	$(56.1)	$3.1	$65.7	$(2.7)
Interest rate contracts (b)	(1.0)	—	(0.5)	—	1.3	—
Foreign currency contracts (c)	(0.6)	7.3	(1.2)	(20.8)	0.5	12.2
Equity contracts (d)	—	0.5	—	3.2	—	(4.4)
Inflation option contracts (e)	—	0.1	—	0.1	—	(0.2)
Total	$(28.5)	$5.0	$(57.8)	$(14.4)	$67.5	$4.9

(a)         Gains and losses on commodity contracts are recorded in sales and cost of sales in the statements of earnings. Virtually all these expenses were passed through to our customers, resulting in no significant impact to earnings.

(b)         Gains and losses on interest contracts are recorded in interest expense in the statements of earnings.

(c)          Gains and losses on foreign currency contracts to hedge the sales of products are recorded in cost of sales. Gains and losses on foreign currency hedges used for transactions between segments are reflected in selling, general and administrative expenses in the statements of earnings.

(d)         Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the statements of earnings.

(e)          Gains and losses on inflation option contracts are recorded in selling, general and administrative expenses in the statements of earnings.

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011

Amounts reclassified into earnings:
Commodity contracts	$26.9	$56.1	$(65.7)
Interest rate contracts	1.0	0.5	(1.3)
Currency exchange contracts	0.6	1.2	(0.5)
Change in fair value of cash flow hedges:
Commodity contracts	(61.6)	(5.8)	(103.0)
Interest rate contracts	0.3	(1.2)	0.4
Currency exchange contracts	2.2	(0.5)	(2.7)
Foreign currency and tax impacts	0.7	(20.8)	62.0
	$(29.9)	$29.5	$(110.8)

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

19.  Quarterly Results of Operations (Unaudited)

The company’s quarters in 2013 ended on March 31, June 30, September 30 and December 31. The company’s quarters in 2012 ended on April 1, July 1, September 30 and December 31.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2013
Net sales	$1,991.0	$2,202.4	$2,277.9	$1,996.8	$8,468.1
Gross profit (a)	285.1	342.0	365.7	346.1	1,338.9
Earnings before taxes	$98.2	$129.1	$164.8	$191.5	$583.6
Net earnings attributable to Ball Corporation from continuing operations	$71.9	$95.1	$114.9	$124.5	$406.4
Net earnings attributable to Ball Corporation	$72.0	$95.1	$115.2	$124.5	$406.8

Basic earnings per share (b):
Continuing operations	$0.48	$0.65	$0.80	$0.87	$2.79
Total	$0.48	$0.65	$0.80	$0.87	$2.79
Diluted earnings per share (b):
Continuing operations	$0.47	$0.63	$0.78	$0.85	$2.73
Total	$0.47	$0.63	$0.78	$0.85	$2.73

2012
Net sales	$2,042.7	$2,296.3	$2,282.5	$2,114.2	$8,735.7
Gross profit (a)	293.8	346.9	355.1	322.8	1,318.6
Earnings before taxes	$121.6	$192.9	$174.4	$106.7	$595.6
Net earnings attributable to Ball Corporation from continuing operations	$88.6	$139.9	$117.3	$60.5	$406.3
Net earnings attributable to Ball Corporation	$88.3	$139.5	$115.1	$60.6	$403.5

Basic earnings per share (b):
Continuing operations	$0.56	$0.90	$0.76	$0.40	$2.63
Total	$0.56	$0.90	$0.75	$0.40	$2.61
Diluted earnings per share (b):
Continuing operations	$0.55	$0.88	$0.74	$0.39	$2.57
Total	$0.55	$0.88	$0.73	$0.39	$2.55

(a)         Gross profit is shown after depreciation and amortization related to cost of sales of $253.7 million and $243.1 million for the years ended December 31, 2013 and 2012, respectively.

(b)         Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

The unaudited quarterly results of operations included business consolidation and other activities that affected the company’s operating performance. Further details are included in Notes 4 and 5.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2013 and 2012, and for the three years ended December 31, 2013, 2012 and 2011. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

During 2012, Ball revised the presentation of the condensed consolidating statement of earnings for the year ended December 31, 2011. The revised presentation included a change in the equity earnings elimination and the attribution of equity earnings for Ball Corporation, the guarantor and the non-guarantor subsidiaries. The revision in the Ball Corporation, guarantor and non-guarantor subsidiaries within the condensed consolidating statement of earnings was assessed and deemed to be immaterial for all previously issued financial statement periods. As a result, the company has revised the previously issued condensed consolidating financial statement of earnings included in this filing. These revisions had no impact on any consolidated total of the statement.

The revisions for the condensed consolidating statement of earnings for the year ended December 31, 2011, included an increase in the equity in results of subsidiaries in the guarantor subsidiaries of $270.5 million and a corresponding increase in the eliminations adjustments. The revisions also resulted in an increase of the same magnitude in the net earnings attributable to Ball Corporation for the guarantor subsidiaries and a corresponding increase in the eliminations adjustments.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,125.5	$3,364.2	$(21.6)	$8,468.1

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(4,246.7)	(2,650.4)	21.6	(6,875.4)
Depreciation and amortization	(7.5)	(126.7)	(165.7)	—	(299.9)
Selling, general and administrative	(81.4)	(179.9)	(157.3)	—	(418.6)
Business consolidation and other activities	(0.7)	(88.5)	10.4	—	(78.8)
Equity in results of subsidiaries	426.9	248.4	—	(675.3)	—
Intercompany	234.1	(188.3)	(45.8)	—	—
	571.5	(4,581.7)	(3,008.8)	(653.7)	(7,672.7)

Earnings (loss) before interest and taxes	571.5	543.8	355.4	(675.3)	795.4
Interest expense	(172.0)	2.5	(14.3)	—	(183.8)
Debt refinancing and other	(27.9)	—	(0.1)	—	(28.0)
Total interest expense	(199.9)	2.5	(14.4)	—	(211.8)
Earnings (loss) before taxes	371.6	546.3	341.0	(675.3)	583.6
Tax provision	35.2	(113.8)	(71.0)	—	(149.6)
Equity in results of affiliates, net of tax	—	0.4	0.2	—	0.6
Net earnings (loss) from continuing operations	406.8	432.9	270.2	(675.3)	434.6
Discontinued operations, net of tax	—	0.4	—	—	0.4
Net earnings (loss)	406.8	433.3	270.2	(675.3)	435.0
Less net earnings attributable to noncontrolling interests	—	—	(28.2)	—	(28.2)
Net earnings (loss) attributable to Ball Corporation	$406.8	$433.3	$242.0	$(675.3)	$406.8

Comprehensive earnings attributable to Ball Corporation	$518.5	$533.2	$260.7	$(793.9)	$518.5

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20. Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,477.3	$3,272.5	$(14.1)	$8,735.7

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(4,589.5)	(2,598.7)	14.1	(7,174.0)
Depreciation and amortization	(5.8)	(125.7)	(151.4)	—	(282.9)
Selling, general and administrative	(69.4)	(186.6)	(129.5)	—	(385.5)
Business consolidation and other activities	(11.3)	(55.0)	(36.5)	—	(102.8)
Equity in results of subsidiaries	415.8	240.4	—	(656.2)	—
Intercompany	236.0	(201.8)	(34.2)	—	—
	565.4	(4,918.2)	(2,950.3)	(642.1)	(7,945.2)

Earnings (loss) before interest and taxes	565.4	559.1	322.2	(656.2)	790.5
Interest expense	(166.2)	1.4	(15.0)	—	(179.8)
Debt refinancing and other	(15.1)	—	—	—	(15.1)
Total interest expense	(181.3)	1.4	(15.0)	—	(194.9)
Earnings (loss) before taxes	384.1	560.5	307.2	(656.2)	595.6
Tax provision	19.4	(112.6)	(71.8)	—	(165.0)
Equity in results of affiliates, net of tax	—	1.0	(2.3)	—	(1.3)
Net earnings (loss) from continuing operations	403.5	448.9	233.1	(656.2)	429.3
Discontinued operations, net of tax	—	(2.8)	—	—	(2.8)
Net earnings (loss)	403.5	446.1	233.1	(656.2)	426.5
Less net earnings attributable to noncontrolling interests	—	—	(23.0)	—	(23.0)
Net earnings (loss) attributable to Ball Corporation	$403.5	$446.1	$210.1	$(656.2)	$403.5

Comprehensive earnings attributable to Ball Corporation	$386.3	$413.7	$210.8	$(624.5)	$386.3

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	At December 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$218.6	$0.3	$197.1	$—	$416.0
Receivables, net	2.9	133.9	722.6	—	859.4
Intercompany receivables	178.9	99.1	1.0	(279.0)	—
Inventories, net	—	601.7	426.6	—	1,028.3
Deferred taxes and other current assets	(1.2)	109.8	53.4	—	162.0
Total current assets	399.2	944.8	1,400.7	(279.0)	2,465.7
Property, plant and equipment, net	14.9	877.5	1,479.9	—	2,372.3
Investment in subsidiaries	4,425.4	2,122.0	78.7	(6,626.1)	—
Goodwill	—	935.6	1,468.7	—	2,404.3
Intangibles and other assets, net	206.9	100.9	269.7	—	577.5
Total assets	$5,046.4	$4,980.8	$4,697.7	$(6,905.1)	$7,819.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$310.8	$30.1	$81.7	$—	$422.6
Accounts payable	6.9	525.3	466.6	—	998.8
Intercompany payables	95.1	0.4	183.5	(279.0)	—
Accrued employee costs	22.5	133.7	85.1	—	241.3
Other current liabilities	10.0	138.5	116.2	—	264.7
Total current liabilities	445.3	828.0	933.1	(279.0)	1,927.4
Long-term debt	2,750.0	0.5	432.0	—	3,182.5
Employee benefit obligations	284.4	310.9	437.7	—	1,033.0
Deferred taxes and other liabilities	366.8	(674.8)	593.6	—	285.6
Total liabilities	3,846.5	464.6	2,396.4	(279.0)	6,428.5

Common stock	1,078.4	847.1	531.1	(1,378.2)	1,078.4
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,913.8	3,864.6	1,553.2	(5,417.8)	3,913.8
Accumulated other comprehensive earnings (loss)	(240.7)	(195.5)	20.8	174.7	(240.7)
Treasury stock, at cost	(3,551.6)	—	—	—	(3,551.6)
Total Ball Corporation shareholders’ equity	1,199.9	4,516.2	2,109.9	(6,626.1)	1,199.9
Noncontrolling interests	—	—	191.4	—	191.4
Total shareholders’ equity	1,199.9	4,516.2	2,301.3	(6,626.1)	1,391.3
Total liabilties and shareholders’ equity	$5,046.4	$4,980.8	$4,697.7	$(6,905.1)	$7,819.8

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	At December 31, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$0.2	$0.3	$173.6	$—	$174.1
Receivables, net	11.8	182.9	735.4	—	930.1
Intercompany receivables	66.5	8.8	—	(75.3)	—
Inventories, net	(0.8)	623.7	421.5	—	1,044.4
Deferred taxes and other current assets	20.4	96.8	73.6	—	190.8
Total current assets	98.1	912.5	1,404.1	(75.3)	2,339.4
Property, plant and equipment, net	9.3	854.4	1,413.0	—	2,276.7
Investment in subsidiaries	3,890.8	1,982.3	78.6	(5,951.7)	—
Goodwill	—	927.0	1,432.4	—	2,359.4
Intangibles and other assets, net	195.0	98.6	238.0	—	531.6
Total assets	$4,193.2	$4,774.8	$4,566.1	$(6,027.0)	$7,507.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$25.1	$—	$194.7	$—	$219.8
Accounts payable	12.8	461.4	472.7	—	946.9
Intercompany payables	—	0.6	74.7	(75.3)	—
Accrued employee costs	27.0	173.5	77.9	—	278.4
Other current liabilities	57.9	93.0	89.8	—	240.7
Total current liabilities	122.8	728.5	909.8	(75.3)	1,685.8
Long-term debt	2,565.4	—	519.9	—	3,085.3
Employee benefit obligations	300.5	526.8	410.8	—	1,238.1
Deferred taxes and other liabilities	89.9	(467.9)	585.9	—	207.9
Total liabilities	3,078.6	787.4	2,426.4	(75.3)	6,217.1

Common stock	1,026.3	847.1	624.9	(1,472.0)	1,026.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,580.8	3,435.7	1,332.5	(4,768.2)	3,580.8
Accumulated other comprehensive earnings (loss)	(352.4)	(295.4)	2.1	293.3	(352.4)
Treasury stock, at cost	(3,140.1)	—	—	—	(3,140.1)
Total Ball Corporation shareholders’ equity	1,114.6	3,987.4	1,964.3	(5,951.7)	1,114.6
Noncontrolling interests	—	—	175.4	—	175.4
Total shareholders’ equity	1,114.6	3,987.4	2,139.7	(5,951.7)	1,290.0
Total liabilties and shareholders’ equity	$4,193.2	$4,774.8	$4,566.1	$(6,027.0)	$7,507.1

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(50.5)	$464.7	$427.1	$841.3
Cash provided by (used in) discontinued operating activities	0.2	(2.5)	—	(2.3)
Total cash provided by (used in) operating activities	(50.3)	462.2	427.1	839.0

Cash flows from investing activities
Capital expenditures	(6.7)	(169.2)	(202.4)	(378.3)
Business acquisition, net of cash acquired	—	(12.5)	(1.7)	(14.2)
Other, net	(19.6)	(2.5)	35.5	13.4
Cash provided by (used in) investing activities	(26.3)	(184.2)	(168.6)	(379.1)

Cash flows from financing activities
Long-term borrowings	1,373.0	1.0	269.1	1,643.1
Repayments of long-term borrowings	(882.7)	—	(412.2)	(1,294.9)
Net change in short-term borrowings	(25.0)	29.6	(62.2)	(57.6)
Proceeds from issuances of common stock	32.9	—	—	32.9
Acquisitions of treasury stock	(431.7)	—	—	(431.7)
Common dividends	(75.2)	—	—	(75.2)
Intercompany	316.5	(308.6)	(7.9)	—
Other, net	(6.0)	—	(14.6)	(20.6)
Cash provided by (used in) financing activities	301.8	(278.0)	(227.8)	(204.0)

Effect of exchange rate changes on cash	(6.8)	—	(7.2)	(14.0)

Change in cash and cash equivalents	218.4	—	23.5	241.9
Cash and cash equivalents — beginning of period	0.2	0.3	173.6	174.1
Cash and cash equivalents — end of period	$218.6	$0.3	$197.1	$416.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$44.2	$394.9	$419.2	$858.3
Cash provided by (used in) discontinued operating activities	(1.8)	(3.3)	—	(5.1)
Total cash provided by (used in) operating activities	42.4	391.6	419.2	853.2

Cash flows from investing activities
Capital expenditures	(5.6)	(115.8)	(183.6)	(305.0)
Business acquisition, net of cash acquired	—	—	(71.2)	(71.2)
Other, net	18.0	6.0	(3.8)	20.2
Cash provided by (used in) investing activities	12.4	(109.8)	(258.6)	(356.0)

Cash flows from financing activities
Long-term borrowings	1,246.0	—	240.4	1,486.4
Repayments of long-term borrowings	(1,016.3)	(0.1)	(55.2)	(1,071.6)
Net change in short-term borrowings	5.0	—	(342.0)	(337.0)
Proceeds from issuances of common stock	53.1	—	—	53.1
Acquisitions of treasury stock	(547.2)	—	—	(547.2)
Common dividends	(61.8)	—	—	(61.8)
Intercompany	241.0	(282.4)	41.4	—
Other, net	(1.2)	—	(7.6)	(8.8)
Cash provided by (used in) financing activities	(81.4)	(282.5)	(123.0)	(486.9)

Effect of exchange rate changes on cash	2.8	0.5	(5.3)	(2.0)

Change in cash and cash equivalents	(23.8)	(0.2)	32.3	8.3
Cash and cash equivalents — beginning of period	24.0	0.5	141.3	165.8
Cash and cash equivalents — end of period	$0.2	$0.3	$173.6	$174.1

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2011
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(71.3)	$677.0	$351.0	$956.7
Cash provided by (used in) discontinued operating activities	—	(4.1)	(4.2)	(8.3)
Total cash provided by (used in) operating activities	(71.3)	672.9	346.8	948.4

Cash flows from investing activities
Capital expenditures	(9.9)	(164.5)	(269.4)	(443.8)
Business acquisition, net of cash acquired	—	—	(295.2)	(295.2)
Other, net	(15.0)	33.8	(17.8)	1.0
Cash provided by (used in) investing activities	(24.9)	(130.7)	(582.4)	(738.0)

Cash flows from financing activities
Long-term borrowings	370.4	—	456.9	827.3
Repayments of long-term borrowings	(380.5)	(0.3)	(435.0)	(815.8)
Net change in short-term borrowings	10.0	—	285.3	295.3
Proceeds from issuances of common stock	39.3	—	—	39.3
Acquisitions of treasury stock	(513.2)	—	—	(513.2)
Common dividends	(45.7)	—	—	(45.7)
Intercompany	634.1	(543.1)	(91.0)	—
Other, net	5.6	—	(9.6)	(4.0)
Cash provided by (used in) financing activities	120.0	(543.4)	206.6	(216.8)

Effect of exchange rate changes on cash	—	—	20.2	20.2

Change in cash and cash equivalents	23.8	(1.2)	(8.8)	13.8
Cash and cash equivalents — beginning of period	0.2	1.7	150.1	152.0
Cash and cash equivalents — end of period	$24.0	$0.5	$141.3	$165.8

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

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. An allocator has been selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have begun to discuss various allocation proposals, with this process expected to last approximately three years. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

21.  Contingencies (continued)

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The parties are awaiting a claim construction order from the District Court.Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2013, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 24, 2014, were as follows:

Charles E. Baker, 56, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Shawn M. Barker, 46, Vice President and Controller since January 2010; Vice President, Operations Accounting, 2006 to 2009; Corporate Director, Financial Planning and Analysis, 2004 to 2006; Manager, Planning and Analysis, 2003 to 2004.

Douglas K. Bradford, 56, Vice President, Global Tax since July 2013; Vice President, Financial Reporting and Tax from 2010 to 2013; Vice President and Controller from 2003 to 2009; Controller, 2002 to 2003; various other positions within the company, 1989 to 2002.

Michael W. Feldser, 63, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Metal Food and Household Products Packaging, since April 2013; President, Ball Metal Food & Household Products Packaging from 2007 to 2013; and President, Ball Aerosol & Specialty Packaging, 2006 to 2007.

John A. Hayes, 48, Chairman, President and Chief Executive Officer since April 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

Gerrit Heske, 49, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Metal Beverage Packaging, since April 2013; President, Ball Packaging Europe from 2009 to 2013; Executive Vice President and Chief Operating Officer, Ball Packaging Europe from 2008 to 2009; and Vice President, Manufacturing, Ball Packaging Europe from 2005 to 2008; various other positions with the company, 1993 to 2005.

Jeffrey A. Knobel, 42, Vice President and Treasurer since April 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 51, Senior Vice President and Chief Financial Officer since January 2010; Vice President and Treasurer from 2002 to 2009; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 52, Senior Vice President, Human Resources and Administration, since July 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

James N. Peterson, 45, Vice President, Marketing and Corporate Affairs since January 2011; Vice President, Marketing and Corporate Relations, 2008 to 2011; Director, Marketing North America, 2006 to 2008; and Vice President, Marketing & Business Development, U.S. Can Company, 2004 to 2006.

Robert D. Strain, 57, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since April 2013; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2012 to 2013; and Director at NASA Goddard Space Flight Center from 2008 to 2012.

Leroy J. Williams, Jr., 48, Vice President, Information Technology and Services, since April 2007; and Vice President, Information Systems, 2005 to 2007.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2012, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2013, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	12,382,375	$29.68	12,382,375
Equity compensation plans not approved by security holders	—	—	—
Total	12,382,375	$29.68	12,382,375

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2013, is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements:

		The following documents are included in Part II, Item 8:

		Report of independent registered public accounting firm

		Consolidated statements of earnings — Years ended December 31, 2013, 2012 and 2011

		Consolidated statements of comprehensive earnings — Years ended December 31, 2013, 2012 and 2011

		Consolidated balance sheets — December 31, 2013 and 2012

		Consolidated statements of cash flows — Years ended December 31, 2013, 2012 and 2011

		Consolidated statements of shareholders’ equity— Years ended December 31, 2013, 2012 and 2011

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
John A. Hayes
Chairman, President and Chief Executive Officer
February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman, President and Chief Executive Officer
	John A. Hayes		February 24, 2014

(2)	Principal Financial and Accounting Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 24, 2014

(3)	Controller:

	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		February 24, 2014

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 24, 2014

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 24, 2014

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 24, 2014

	/s/ R. David Hoover	*	Director
	R. David Hoover		February 24, 2014

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 24, 2014

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 24, 2014

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 24, 2014

	/s/ George M. Smart	*	Director
	George M. Smart		February 24, 2014

	/s/ Theodore M. Solso	*	Director
	Theodore M. Solso		February 24, 2014

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 24, 2014

*     By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 24, 2014

Ball Corporation and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2013

Index to Exhibits

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to the Quarterly Report on Form 10-Q dated July 3, 2005) filed August 9, 2005.

3.ii	Bylaws of Ball Corporation as amended January 29, 2014 (filed by incorporation by reference to the Current Report on Form 8-K dated April 24, 2013) filed April 25, 2013.

4.1(a)

Senior Note Indenture, dated as of March 27, 2006, by and among Ball Corporation and The Bank of New York Trust Company N.A. (filed by incorporation by reference to the Current Report on Form 8-K dated March 27, 2006) filed March 30, 2006.

4.1(b)

Third Supplemental Indenture, dated August 20, 2009, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.3 of the Current Report on Form 8-K, dated August 26, 2009) filed on August 26, 2009.

4.1(c)

Fourth Supplemental Indenture, dated March 22, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated March 17, 2010) filed March 23, 2010.

4.1(d)

Fifth Supplemental Indenture, dated November 18, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated November 15, 2010) filed November 19, 2010.

4.1(e)

Sixth Supplemental Indenture, dated March 8, 2012, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to the Current Report on Form 8-K dated March 8, 2012) filed March 9, 2012.

4.1(f)

Seventh Supplemental Indenture dated March 9, 2012, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to the Current Report on Form 8-K dated March 8, 2012) filed on March 9, 2012.

4.1(g)

Eighth Supplemental Indenture dated May 16, 2013, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated May 16, 2013) filed on May 17, 2013.

4.1(h)

Underwriting Agreement dated August 11, 2009, among Ball Corporation, the subsidiary guarantors and Goldman, Sachs & Co., as representative of several underwriters named therein (filed by incorporation by reference to Exhibit 1.1 of the Current Report on Form 8-K dated August 14, 2009) filed on August 14, 2009.

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

10.2

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.3

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.4

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.5

Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996, and as amended on December 17, 2008. *

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991. *

10.7

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on August 11, 2011, filed herewith. *

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997. *

* Represents a management contract or compensatory plan or agreement.

Exhibit Number	Description of Exhibit

10.9	1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993. *

10.10

Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013, filed herewith. *

10.11

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013, filed herewith. *

10.12

Ball Corporation 2005 Deferred Compensation Plan for Directors, effective January 1, 2005 (filed by incorporation by reference to the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013, filed herewith. *

10.13	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005. *

10.14	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010. *

10.15	Ball Corporation 2013 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 8, 2013. *

10.16

Amended and Restated Credit Agreement dated June 13, 2013, among Ball Corporation, Certain Subsidiaries of Ball Corporation, Deutsche Bank AG New York Branch, as Administrative Agent and Various Lending Institutions (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 13, 2013) filed June 14, 2013.

10.17

Amended and Restated Subsidiary Guaranty Agreement dated June 13, 2013, among Certain Domestic Subsidiaries listed therein as Guarantors, and Deutsche Bank AG, New York Branch, as Administrative Agent. (Filed herewith.)

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

101

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Furnished herewith.)