Form 10-Q
period 2014-03-31
BALL CORP
filed 2014-05-02
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, without par value	139,411,707 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2014

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2014	2013

Net sales	$2,006.8	$1,991.0

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,612.9)	(1,643.5)
Depreciation and amortization	(68.8)	(72.5)
Selling, general and administrative	(107.7)	(109.3)
Business consolidation and other activities	—	(22.7)
	(1,789.4)	(1,848.0)

Earnings before interest and taxes	217.4	143.0

Interest expense	(40.2)	(44.8)
Debt refinancing costs	(33.1)	—
Total interest expense	(73.3)	(44.8)

Earnings before taxes	144.1	98.2
Tax provision	(39.6)	(18.1)
Equity in results of affiliates, net of tax	0.4	(0.8)
Net earnings from continuing operations	104.9	79.3
Discontinued operations, net of tax	—	0.1

Net earnings	104.9	79.4
Less net earnings attributable to noncontrolling interests	(11.4)	(7.4)

Net earnings attributable to Ball Corporation	$93.5	$72.0

Amounts attributable to Ball Corporation:
Continuing operations	$93.5	$71.9
Discontinued operations	—	0.1
Net earnings	$93.5	$72.0

Earnings per share:
Basic - continuing operations	$0.67	$0.48
Basic - discontinued operations	—	—
Total basic earnings per share	$0.67	$0.48

Diluted - continuing operations	$0.65	$0.47
Diluted - discontinued operations	—	—
Total diluted earnings per share	$0.65	$0.47

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
($ in millions)	2014	2013

Net earnings	$104.9	$79.4

Other comprehensive earnings:
Foreign currency translation adjustment	(23.5)	(45.1)
Pension and other postretirement benefits (a)	5.1	8.0
Effective financial derivatives (b)	2.6	(9.6)
Total comprehensive earnings	89.1	32.7
Less comprehensive earnings attributable to noncontrolling interests	(11.4)	(7.4)
Comprehensive earnings attributable to Ball Corporation	$77.7	$25.3

(a)         Net of tax (expense) benefit of $(3.1) million and $(4.6) million for the three months ended March 31, 2014 and 2013, respectively.

(b)         Net of tax (expense) benefit of $(1.3) million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2014	2013

Assets
Current assets
Cash and cash equivalents	$175.4	$416.0
Receivables, net	981.1	859.4
Inventories, net	1,081.6	1,028.3
Other current assets	166.2	162.0
Total current assets	2,404.3	2,465.7
Non-current assets
Property, plant and equipment, net	2,360.2	2,372.3
Goodwill	2,398.8	2,404.3
Intangibles and other assets, net	581.2	577.5
Total assets	$7,744.5	$7,819.8

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$412.9	$422.6
Accounts payable	969.9	998.8
Accrued employee costs	199.6	241.3
Other current liabilities	238.9	264.7
Total current liabilities	1,821.3	1,927.4
Non-current liabilities
Long-term debt	3,357.7	3,182.5
Employee benefit obligations	991.1	1,033.0
Other non-current liabilities	292.3	285.6
Total liabilities	6,462.4	6,428.5

Shareholders’ equity
Common stock (330,764,664 shares issued - 2014; 330,240,265 shares issued - 2013)	1,093.3	1,078.4
Retained earnings	3,989.2	3,913.8
Accumulated other comprehensive earnings (loss)	(256.5)	(240.7)
Treasury stock, at cost (191,460,792 shares - 2014; 188,122,102 shares - 2013)	(3,746.4)	(3,551.6)
Total Ball Corporation shareholders’ equity	1,079.6	1,199.9
Noncontrolling interests	202.5	191.4
Total shareholders’ equity	1,282.1	1,391.3
Total liabilities and shareholders’ equity	$7,744.5	$7,819.8

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2014	2013

Cash Flows from Operating Activities
Net earnings	$104.9	$79.4
Discontinued operations, net of tax	—	(0.1)
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	68.8	72.5
Business consolidation and other activities	—	22.7
Deferred tax provision	2.6	9.6
Other, net	(10.5)	(56.4)
Changes in working capital components	(302.0)	(450.3)
Cash provided by (used in) continuing operating activities	(136.2)	(322.6)
Cash provided by (used in) discontinued operating activities	—	(2.0)
Total cash provided by (used in) operating activities	(136.2)	(324.6)
Cash Flows from Investing Activities
Capital expenditures	(61.4)	(88.7)
Business acquisitions, net of cash acquired	—	(12.6)
Other, net	6.3	(8.0)
Cash provided by (used in) investing activities	(55.1)	(109.3)
Cash Flows from Financing Activities
Long-term borrowings	375.1	425.5
Repayments of long-term borrowings	(513.4)	(111.1)
Net change in short-term borrowings	299.5	231.2
Proceeds from issuances of common stock	9.3	3.4
Acquisitions of treasury stock	(202.8)	(69.2)
Common dividends	(18.6)	(19.3)
Other, net	5.8	8.5
Cash provided by (used in) financing activities	(45.1)	469.0

Effect of exchange rate changes on cash	(4.2)	(1.2)

Change in cash and cash equivalents	(240.6)	33.9
Cash and cash equivalents - beginning of period	416.0	174.1
Cash and cash equivalents - end of period	$175.4	$208.0

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 24, 2014, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 (annual report).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the financial statements reflect all adjustments necessary to fairly state the results of the periods presented.

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, accounting guidance was issued to eliminate diversity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. In general, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. The guidance was effective for Ball on January 1, 2014, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

In March 2013, accounting guidance was issued to clarify that a company should release the cumulative translation adjustment into net earnings if the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance also affects entities that lose a controlling financial interest in an investment in a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The guidance was effective for Ball prospectively on January 1, 2014, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In April 2014, accounting guidance was issued to change the criteria for reporting discontinued operations. Under the new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations in the financial statements. The new guidance also requires expanded disclosures for discontinued operations, as well as disclosures about the financial effects of significant disposals that do not qualify for discontinued operations. The guidance will be effective for Ball on January 1, 2015, and is not expected to have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal beverage packaging, Americas and Asia:  Consists of the metal beverage packaging, Americas, operations in the U.S., Canada and Brazil, and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC). The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2014	2013

Net sales
Metal beverage packaging, Americas & Asia	$997.6	$995.2
Metal beverage packaging, Europe	450.2	402.9
Metal food & household products packaging	341.1	367.2
Aerospace & technologies	220.7	231.4
Corporate and intercompany eliminations	(2.8)	(5.7)
Net sales	$2,006.8	$1,991.0

Net earnings
Metal beverage packaging, Americas & Asia	$124.9	$104.0
Business consolidation and other activities	4.8	(1.5)
Total metal beverage packaging Americas & Asia	129.7	102.5

Metal beverage packaging, Europe	55.5	30.9
Business consolidation and other activities	(1.2)	(1.7)
Total metal beverage packaging, Europe	54.3	29.2

Metal food & household products packaging	36.3	34.7
Business consolidation and other activities	(3.1)	(18.8)
Total metal food & household products packaging	33.2	15.9

Aerospace & technologies	24.1	17.9

Segment earnings before interest and taxes	241.3	165.5

Undistributed and corporate expenses and intercompany eliminations, net	(23.4)	(21.8)
Business consolidation and other activities	(0.5)	(0.7)
Total undistributed and corporate expenses and intercompany eliminations, net	(23.9)	(22.5)

Earnings before interest and taxes	217.4	143.0

Interest expense	(40.2)	(44.8)
Debt refinancing costs	(33.1)	—
Total interest expense	(73.3)	(44.8)
Tax provision	(39.6)	(18.1)
Equity in results of affiliates, net of tax	0.4	(0.8)
Net earnings from continuing operations	104.9	79.3
Discontinued operations, net of tax	—	0.1
Net earnings	104.9	79.4
Less net earnings attributable to noncontrolling interests	(11.4)	(7.4)
Net earnings attibutable to Ball Corporation	$93.5	$72.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	March 31,	December 31,
($ in millions)	2014	2013

Total Assets
Metal beverage packaging, Americas & Asia	$3,432.9	$3,425.2
Metal beverage packaging, Europe	2,456.2	2,380.1
Metal food & household products packaging	1,601.0	1,560.9
Aerospace & technologies	363.8	346.1
Segment assets	7,853.9	7,712.3
Corporate assets, net of eliminations	(109.4)	107.5
Total assets	$7,744.5	$7,819.8

4.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2014	2013

Metal beverage packaging, Americas & Asia	$4.8	$(1.5)
Metal beverage packaging, Europe	(1.2)	(1.7)
Metal food & household products packaging	(3.1)	(18.8)
Corporate and other	(0.5)	(0.7)
	$—	$(22.7)

2014

Metal Beverage Packaging, Americas and Asia

During the first quarter, the company received and recorded compensation of $5.0 million for the reimbursement of severance costs incurred in connection with the company’s closure and relocation of the Shenzhen manufacturing facility in 2013. Also during the first quarter, the company sold its plastic motor oil container and pail manufacturing business in the People’s Republic of China and recorded a gain of $0.8 million in connection with the sale. Other charges in the quarter included $1.0 million related to previously closed facilities.

Metal Food and Household Products Packaging

During the fourth quarter of 2013, the company announced plans to close its Danville, Illinois, steel aerosol packaging facility in the second half of 2014. Charges of $2.0 million were recorded during the first quarter in connection with the pending closure. The first quarter also included charges of $1.1 million for other insignificant activities.

Metal Beverage Packaging, Europe, and Corporate

The company recorded charges of $1.2 million for headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as additional tax expense of $2.1 million related to this relocation. The quarter also included charges of $0.5 million for other insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Business Consolidation Activities (continued)

2013

Metal Food and Household Products Packaging

During the first quarter, the company announced the closure of its Elgin, Illinois, food and household products packaging facility, which was completed in December 2013. A charge of $20.8 million was recorded in the first quarter of 2013 in connection with the closure, which was composed of $16.5 million for severance, pension and other employee benefits; $4.3 million for the accelerated depreciation on assets to be abandoned and other closure costs. The Elgin plant produced steel aerosol and specialty cans, as well as flat steel sheet used by other Ball facilities. The plant’s production capabilities are being supplied by other Ball food and household products packaging facilities.

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

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Total

Balance at December 31, 2013	$1.9	$14.7	$16.6
Charges to earnings	(0.1)	1.7	1.6
Cash payments and other activity	(0.2)	(3.5)	(3.7)
Balance at March 31, 2014	$1.6	$12.9	$14.5

The carrying value of assets held-for-sale in connection with facility closures was $20.6 million at March 31, 2014, and $20.4 million at December 31, 2013.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Receivables

	March 31,	December 31,
($ in millions)	2014	2013

Trade accounts receivable	$922.3	$835.2
Less allowance for doubtful accounts	(9.2)	(36.3)
Net trade accounts receivable	913.1	798.9
Other receivables	68.0	60.5
	$981.1	$859.4

The allowance for doubtful accounts at December 31, 2013, included a provision of $27.0 million as a result of the October 2013 bankruptcy filing of a metal food and household products packaging segment customer. On February 6, 2014, the customer’s second lien lenders (lenders) were selected as the successful bidder for the customer’s assets and such selection was approved by the U.S. Bankruptcy Court on February 12, 2014. The lenders acquired the customer’s assets on February 28, 2014, and as a result, the company fully wrote off the accounts receivable reserved for at December 31, 2013. The company also recorded various short-term and long-term receivables in conjunction with the lenders’ acquisition.

The company has several regional uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the accounts receivable, without recourse to Ball, and had combined limits of approximately $237 million at March 31, 2014. A total of $160.2 million and $137.5 million were sold under these programs as of March 31, 2014, and December 31, 2013, respectively. Latapack-Ball also has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $26 million at March 31, 2014. There were no accounts receivable sold as of March 31, 2014, and $6.0 million was sold as of December 31, 2013.

6.              Inventories

	March 31,	December 31,
($ in millions)	2014	2013

Raw materials and supplies	$440.4	$465.6
Work-in-process and finished goods	692.6	609.6
Less inventory reserves	(51.4)	(46.9)
	$1,081.6	$1,028.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

7.              Property, Plant and Equipment

	March 31,	December 31,
($ in millions)	2014	2013

Land	$68.0	$67.6
Buildings	981.0	980.9
Machinery and equipment	3,655.6	3,647.8
Construction-in-progress	219.5	232.9
	4,924.1	4,929.2
Accumulated depreciation	(2,563.9)	(2,556.9)
	$2,360.2	$2,372.3

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $59.1 million and $63.8 million for the three months ended March 31, 2014 and 2013, respectively.

8.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2013	$740.7	$1,037.2	$617.8	$8.6	$2,404.3
Business disposition	(1.2)	—	—	—	(1.2)
Effects of currency exchange rates	—	(3.7)	(0.6)	—	(4.3)
Balance at March 31, 2014	$739.5	$1,033.5	$617.2	$8.6	$2,398.8

9.              Intangibles and Other Assets

	March 31,	December 31,
($ in millions)	2014	2013

Investment in affiliates	$34.4	$33.7
Intangible assets (net of accumulated amortization of $99.7 million at March 31, 2014, and $93.7 million at December 31, 2013)	159.8	166.1
Capitalized software (net of accumulated amortization of $94.4 million at March 31, 2014, and $91.3 million at December 31, 2013)	64.3	65.0
Company and trust-owned life insurance	157.5	150.9
Deferred financing costs	41.6	46.2
Other	123.6	115.6
	$581.2	$577.5

Total amortization expense of intangible assets amounted to $9.7 million and $8.7 million for the three months ended March 31, 2014 and 2013, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.       Debt

Long-term debt consisted of the following:

	March 31, 2014		December 31, 2013
	In Denominated		In Denominated
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.375% Senior Notes, due September 2019	$—	$—	$315.4	$315.4
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$750.0	750.0
4.00% Senior Notes, due November 2023	$1,000.0	1,000.0	$1,000.0	1,000.0
Senior Credit Facilities, due June 2018 (at variable rates)
Term B Loan, British sterling denominated	£36.4	60.5	£36.8	60.8
Term C Loan, euro denominated	€79.6	109.4	€80.6	111.2
Multi-currency revolver, U.S. dollar denominated	$275.0	275.0	$—	—
Multi-currency revolver, euro denominated	€—	—	€70.0	96.6
Latapack-Ball Notes Payable (at various rates and terms)	$216.0	216.0	$215.8	215.8
Other (including discounts and premiums)	Various	2.5	Various	(2.0)
		3,413.4		3,547.8
Less: Current portion of long-term debt and callable long-term debt		(55.7)		(365.3)
		$3,357.7		$3,182.5

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion.

On December 9, 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first quarter of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums.

At March 31, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $709 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $818 million of short-term uncommitted credit facilities available at March 31, 2014, of which $200.2 million was outstanding and due on demand. At December 31, 2013, the company had $57.3 million outstanding under short-term uncommitted credit facilities.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. There were $157.0 million of accounts receivable sold under this agreement at March 31, 2014, and none were sold at December 31, 2013. Borrowings under the securitization agreement, if any, are included within the short-term debt and current portion of long-term debt line on the balance sheet.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.       Debt (continued)

The fair value of the long-term debt at March 31, 2014, and at December 31, 2013, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 18 contains further details, as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at March 31, 2014, and December 31, 2013, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2014	2013

Underfunded defined benefit pension liabilities	$576.7	$601.9
Less current portion and prepaid pension assets	(23.8)	(21.4)
Long-term defined benefit pension liabilities	552.9	580.5
Retiree medical and other postemployment benefits	163.8	165.9
Deferred compensation plans	245.2	257.1
Other	29.2	29.5
	$991.1	$1,033.0

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended March 31,
	2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$11.4	$3.5	$14.9	$12.3	$2.5	$14.8
Interest cost	15.6	6.5	22.1	13.8	5.9	19.7
Expected return on plan assets	(20.5)	(3.5)	(24.0)	(19.3)	(3.4)	(22.7)
Amortization of prior service cost	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Recognized net actuarial loss	7.2	1.3	8.5	10.6	1.3	11.9
Curtailment and settlement losses(a)	—	—	—	4.6	—	4.6
Net periodic benefit cost for
Ball-sponsored plans	13.7	7.7	21.4	22.0	6.2	28.2

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	0.7	—	0.7	0.7	—	0.7
Curtailment loss (a)	—	—	—	3.9	—	3.9
Net periodic benefit cost for multi-employer plans	0.7	—	0.7	4.6	—	4.6

Total net periodic benefit cost	$14.4	$7.7	$22.1	$26.6	$6.2	$32.8

(a)        Curtailments losses are related to the closure of the company’s Elgin, Illinois, plant. Further details are available in Note 4.

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $33.9 million in the first three months of 2014 ($81.8 million in 2013). The total contributions to these funded plans are expected to be in the range of $67 million for the full year. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $5.7 million in the first three months of 2014 and are expected to be approximately $23 million for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2013	$179.9	$(381.8)	$(38.8)	$(240.7)
Other comprehensive earnings (loss) before reclassifications	(23.5)	(0.2)	(3.5)	(27.2)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	5.3	6.1	11.4
Balance at March 31, 2014	$156.4	$(376.7)	$(36.2)	$(256.5)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2014	2013

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$0.8	$(0.6)
Commodity contracts and currency exchange contracts recorded in cost of sales	(7.5)	(4.3)
Interest rate contracts recorded in interest expense	(0.3)	(0.3)
Total before tax effect	(7.0)	(5.2)
Tax benefit (expense) on amounts reclassified into earnings	0.9	1.7
Recognized gain (loss)	$(6.1)	$(3.5)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.1	$0.1
Actuarial gains (losses)	(8.5)	(11.9)
Total before tax effect	(8.4)	(11.8)
Tax benefit (expense) on amounts reclassified into earnings	3.1	4.6
Recognized gain (loss)	$(5.3)	$(7.2)

(a)         These components are included in the computation of net periodic benefit cost included in Note 11.

Share Repurchase Agreements

On March 4, 2014, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million on March 7, 2014, and received 1,538,740 shares, which represented 85 percent of the total shares as calculated using the closing price on March 3, 2014. The agreement is expected to be settled by the end of the second quarter.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.       Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A total of 1,361,390 stock options and SSARs were granted in January 2014.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in January 2014 and 2013 have estimated weighted average fair values at the date of grant of $9.81 per share and $8.69 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2014	January 2013

Expected dividend yield	1.06%	1.13%
Expected stock price volatility	21.41%	22.02%
Risk-free interest rate	1.65%	1.02%
Expected life of options (in years)	5.5 years	5.5 years

In January 2014 and 2013, the company’s board of directors granted 143,305 and 148,875 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date are based on the company’s growth in economic valued added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to grant as the minimum threshold, ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

14.       Earnings and Dividends Per Share

($ in millions, except per share amounts; shares in thousands)	Three Months Ended March 31,
	2014	2013

Net earnings attributable to Ball Corporation	$93.5	$72.0

Basic weighted average common shares	140,405	148,976
Effect of dilutive securities	3,653	3,340
Weighted average shares applicable to diluted earnings per share	144,058	152,316

Per basic share	$0.67	$0.48
Per diluted share	$0.65	$0.47

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1.4 million in both the three months ended March 31, 2014 and 2013.

The company declared and paid dividends of $0.13 per share in the first quarters of both 2014 and 2013.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $562 million at March 31, 2014. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at March 31, 2014, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $35.4 million associated with these contracts. A net loss of $21.1 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 31, 2014, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At March 31, 2014, the company had outstanding interest rate swap contracts with notional amounts of approximately $129 million paying fixed rates expiring within the next four years. The after-tax loss included in shareholders’ equity at March 31, 2014, within accumulated other comprehensive earnings (loss) is insignificant.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At March 31, 2014, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $699 million. Included in shareholders’ equity at March 31, 2014, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $0.7 million associated with these contracts. A net loss of $1.1 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at March 31, 2014, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.4 million on pretax earnings. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that, after renewals, will be outstanding until March 2015 and September 2014, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively. As of March 31, 2014, the combined fair value of these swaps was a $0.9 million gain. All gains and losses on the total return swaps are recorded in the unaudited condensed consolidated statement of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of March 31, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $38.9 million and no collateral was required to be posted. As of December 31, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $48.0 million and no collateral was required to be posted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair values of the company’s derivative instruments were as follows:

	March 31, 2014			December 31, 2013
($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$6.2	$1.3	$7.5	$2.6	$1.7	$4.3
Foreign currency contracts	0.8	2.9	3.7	0.2	1.5	1.7
Other contracts	—	0.9	0.9	—	1.1	1.1
Total current derivative contracts	$7.0	$5.1	$12.1	$2.8	$4.3	$7.1

Commodity contracts	$0.1	$—	$0.1	$—	$—	$—
Foreign currency contracts	—	—	—	—	0.1	0.1
Interest contracts	0.5	—	0.5	—	—	—
Total noncurrent derivative contracts	$0.6	$—	$0.6	$—	$0.1	$0.1

Liabilities:
Commodity contracts	$17.6	$1.6	$19.2	$19.2	$2.0	$21.2
Foreign currency contracts	1.8	7.1	8.9	1.5	6.1	7.6
Interest rate and other contracts	0.7	—	0.7	0.8	—	0.8
Total current derivative contracts	$20.1	$8.7	$28.8	$21.5	$8.1	$29.6

Commodity contracts	$21.7	$—	$21.7	$20.3	$—	$20.3
Interest rate contracts	0.2	—	0.2	—	—	—
Total noncurrent derivative contracts	$21.9	$—	$21.9	$20.3	$—	$20.3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2014, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended March 31,
	2014		2013
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(6.7)	$0.2	$(4.4)	$(0.8)
Interest rate contracts (b)	(0.3)	—	(0.3)	—
Foreign currency contracts (c)	—	(4.6)	(0.5)	0.3
Equity contracts (d)	—	(1.2)	—	1.7
Total	$(7.0)	$(5.6)	$(5.2)	$1.2

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

(d)         Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the consolidated statements of earnings.

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013

Amounts reclassified into earnings:
Commodity contracts	$6.7	$4.4
Interest rate contracts	0.3	0.3
Currency exchange contracts	—	0.5
Change in fair value of cash flow hedges:
Commodity contracts	(3.1)	(19.3)
Interest rate contracts	(0.3)	(0.1)
Currency exchange contracts	0.2	2.6
Foreign currency and tax impacts	(1.2)	2.0
	$2.6	$(9.6)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Contingencies

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Contingencies (continued)

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The parties are awaiting a claim construction order from the District Court. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company’s Brazilian joint venture operations are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact Ball Corporation’s results of operations, financial position or cash flows. Under customary local regulations, the joint venture may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of the joint venture or Ball Corporation.

17.  Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. In addition, many of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential future payments the company could be obligated to make. As such, the company is unable to reasonably estimate its potential exposure under these items.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Indemnifications and Guarantees (continued)

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. The condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 18. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2014, and December 31, 2013, and for the three months ended March 31, 2014 and 2013. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	For the Three Months Ended March 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,171.8	$837.8	$(2.8)	$2,006.8

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.1)	(972.1)	(643.5)	2.8	(1,612.9)
Depreciation and amortization	(1.5)	(30.8)	(36.5)	—	(68.8)
Selling, general and administrative	(22.7)	(43.5)	(41.5)	—	(107.7)
Business consolidation and other activities	(0.6)	(3.8)	4.4	—	—
Equity in results of subsidiaries	134.6	81.5	—	(216.1)	—
Intercompany	47.3	(43.1)	(4.2)	—	—
	157.0	(1,011.8)	(721.3)	(213.3)	(1,789.4)

Earnings (loss) before interest and taxes	157.0	160.0	116.5	(216.1)	217.4
Interest expense	(38.0)	0.5	(2.7)	—	(40.2)
Debt refinancing and other	(33.1)	—	—	—	(33.1)
Total interest expense	(71.1)	0.5	(2.7)	—	(73.3)
Earnings (loss) before taxes	85.9	160.5	113.8	(216.1)	144.1
Tax provision	7.6	(25.1)	(22.1)	—	(39.6)
Equity in results of affiliates, net of tax	—	0.2	0.2	—	0.4
Net earnings (loss)	93.5	135.6	91.9	(216.1)	104.9
Less net earnings attributable to noncontrolling interests	—	—	(11.4)	—	(11.4)
Net earnings (loss) attributable to
Ball Corporation	$93.5	$135.6	$80.5	$(216.1)	$93.5

Comprehensive earnings attributable to Ball Corporation	$77.7	$119.3	$62.5	$(181.8)	$77.7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	At March 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$0.6	$0.4	$174.4	$—	$175.4
Receivables, net	3.1	212.4	765.6	—	981.1
Intercompany receivables	164.8	100.0	3.0	(267.8)	—
Inventories, net	—	620.6	461.0	—	1,081.6
Deferred taxes and other current assets	3.7	109.0	53.5	—	166.2
Total current assets	172.2	1,042.4	1,457.5	(267.8)	2,404.3
Non-current assets
Property, plant and equipment, net	15.3	874.8	1,470.1	—	2,360.2
Investment in subsidiaries	4,547.9	2,181.2	78.7	(6,807.8)	—
Goodwill	—	935.6	1,463.2	—	2,398.8
Intangibles and other assets, net	207.4	111.6	262.2	—	581.2
Total assets	$4,942.8	$5,145.6	$4,731.7	$(7,075.6)	$7,744.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$60.0	$30.3	$322.6	$—	$412.9
Accounts payable	5.7	490.8	473.4	—	969.9
Intercompany payables	96.8	2.2	168.8	(267.8)	—
Accrued employee costs	11.2	111.6	76.8	—	199.6
Other current liabilities	9.2	117.4	112.3	—	238.9
Total current liabilities	182.9	752.3	1,153.9	(267.8)	1,821.3
Non-current liabilities
Long-term debt	3,025.0	0.3	332.4	—	3,357.7
Employee benefit obligations	278.5	278.8	433.8	—	991.1
Deferred taxes and other liabilities	376.8	(521.2)	436.7	—	292.3
Total liabilities	3,863.2	510.2	2,356.8	(267.8)	6,462.4

Common stock	1,093.3	847.1	531.1	(1,378.2)	1,093.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	3,989.2	4,000.1	1,633.7	(5,633.8)	3,989.2
Accumulated other comprehensive earnings (loss)	(256.5)	(211.8)	2.8	209.0	(256.5)
Treasury stock, at cost	(3,746.4)	—	—	—	(3,746.4)
Total Ball Corporation shareholders’ equity	1,079.6	4,635.4	2,172.4	(6,807.8)	1,079.6
Noncontrolling interests	—	—	202.5	—	202.5
Total shareholders’ equity	1,079.6	4,635.4	2,374.9	(6,807.8)	1,282.1
Total liabilties and shareholders’ equity	$4,942.8	$5,145.6	$4,731.7	$(7,075.6)	$7,744.5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

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
Non-current assets
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
Non-current liabilities
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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(50.3)	$(126.5)	$40.6	$(136.2)

Cash flows from investing activities
Capital expenditures	(1.1)	(23.6)	(36.7)	(61.4)
Other, net	0.1	(0.4)	6.6	6.3
Cash provided by (used in) investing activities	(1.0)	(24.0)	(30.1)	(55.1)

Cash flows from financing activities
Long-term borrowings	375.0	—	0.1	375.1
Repayments of long-term borrowings	(415.4)	(0.2)	(97.8)	(513.4)
Net change in short-term borrowings	60.0	0.2	239.3	299.5
Proceeds from issuances of common stock	9.3	—	—	9.3
Acquisitions of treasury stock	(202.8)	—	—	(202.8)
Common dividends	(18.6)	—	—	(18.6)
Intercompany	23.8	150.6	(174.4)	—
Other, net	5.8	—	—	5.8
Cash provided by (used in) financing activities	(162.9)	150.6	(32.8)	(45.1)

Effect of exchange rate changes on cash	(3.8)	—	(0.4)	(4.2)

Change in cash and cash equivalents	(218.0)	0.1	(22.7)	(240.6)
Cash and cash equivalents — beginning of period	218.6	0.3	197.1	416.0
Cash and cash equivalents — end of period	$0.6	$0.4	$174.4	$175.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18. Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(90.5)	$(54.3)	$(177.8)	$(322.6)
Cash provided by (used in) discontinued operating activities	—	(2.0)	—	(2.0)
Total cash provided by (used in) operating activities	(90.5)	(56.3)	(177.8)	(324.6)

Cash flows from investing activities
Capital expenditures	(1.3)	(29.5)	(57.9)	(88.7)
Business acquisition, net of cash acquired	—	(12.5)	(0.1)	(12.6)
Other, net	(6.4)	(0.2)	(1.4)	(8.0)
Cash provided by (used in) investing activities	(7.7)	(42.2)	(59.4)	(109.3)

Cash flows from financing activities
Long-term borrowings	260.0	—	165.5	425.5
Repayments of long-term borrowings	(55.1)	—	(56.0)	(111.1)
Net change in short-term borrowings	(9.0)	—	240.2	231.2
Proceeds from issuances of common stock	3.4	—	—	3.4
Acquisitions of treasury stock	(69.2)	—	—	(69.2)
Common dividends	(19.3)	—	—	(19.3)
Intercompany	(16.4)	98.5	(82.1)	—
Other, net	8.5	—	—	8.5
Cash provided by (used in) financing activities	102.9	98.5	267.6	469.0

Effect of exchange rate changes on cash	(2.1)	—	0.9	(1.2)

Change in cash and cash equivalents	2.6	—	31.3	33.9
Cash and cash equivalents — beginning of period	0.2	0.3	173.6	174.1
Cash and cash equivalents — end of period	$2.8	$0.3	$204.9	$208.0

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company,” “we” or “our” in the following discussion and analysis.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we made progress on each of the levers as follows:

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

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2014	2013

Net sales	$2,006.8	$1,991.0
Net earnings attributable to Ball Corporation	93.5	72.0
Net earnings attributable to Ball Corporation as a % of consolidated net sales	4.7%	3.6%

Sales in the first quarter of 2014 increased compared to the first quarter of 2013 as a result of stronger volumes in Europe and Brazil and more normalized beverage can volumes in North America, partially offset by lower North American tinplate food and aerosol container volumes. The favorable business segment performance analyzed below and lower business consolidation costs in 2014 were partially offset by higher debt refinancing costs in 2014 and a higher tax rate in 2014. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,612.9 million in the first quarter of 2014 compared to $1,643.5 million in the first quarter of 2013. These amounts represented 80.4 percent of consolidated net sales in 2014 and 82.5 percent in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $68.8 million in the first quarter of 2014 compared to $72.5 million in the first quarter of 2013. These amounts represented 3.4 percent of consolidated net sales in 2014 and 3.6 percent in 2013. Lower expense in 2014 was largely due to the reduction of depreciation related to the acquisition of the European operations in 2002.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $107.7 million in the first quarter of 2014 compared to $109.3 million in the first quarter of 2013. These amounts represented 5.4 percent of consolidated net sales in 2014 and 5.5 percent in 2013.

Interest and Taxes

Consolidated interest expense was $73.3 million in the first quarter of 2014 compared to $44.8 million in the first quarter of 2013. Interest expense in the first quarter of 2014 included $33.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 7.375 percent senior notes due September 2019. Interest expense, excluding the effect of debt refinancing costs, as a percentage of average monthly borrowings was 4.6 percent in the first quarter of 2014 compared to 5.0 percent in the first quarter of 2013.

The effective income tax rate for earnings from continuing operations was 27.5 percent for the first three months of 2014 compared to 18.4 percent for the first three months of 2013. The lower tax rate in 2013 was primarily the result of a benefit from the retroactive extension of the U.S. research and development (R&D) credit for 2012, as well as an interim benefit for the 2013 R&D credit. The R&D credit expired at the end of 2013. The full-year 2014 effective income tax rate is expected to be approximately 29 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended March 31,
($ in millions)	2014	2013

Net sales	$997.6	$995.2

Segment earnings	$124.9	$104.0
Business consolidation and other activities (a)	4.8	(1.5)
Total segment earnings	$129.7	$102.5

Segment earnings before business consolidation costs as a % of segment net sales	12.5%	10.5%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture aluminum containers used in beverage packaging.

Segment sales in the first quarter of 2014 were flat compared to the first quarter of 2013 with higher specialty container sales volumes offset by lower standard container sales volumes. Segment earnings in the first quarter of 2014 were $20.9 million higher compared to the first quarter of 2013, mainly due to the higher specialty container volumes and improved manufacturing performance.

Metal Beverage Packaging, Europe

	Three Months Ended March 31,
($ in millions)	2014	2013

Net sales	$450.2	$402.9

Segment earnings	$55.5	$30.9
Business consolidation and other activities (a)	(1.2)	(1.7)
Total segment earnings	$54.3	$29.2

Segment earnings before business consolidation costs as a % of segment net sales	12.3%	7.7%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the first quarter of 2014 were $47.3 million higher compared to the first quarter of 2013, primarily due to higher sales volumes of both standard and specialty containers. Segment earnings in the first quarter of 2014 were $24.6 million higher compared to the first quarter of 2013, primarily due to the higher sales volumes, favorable product mix and improved costs.

Metal Food and Household Products Packaging

	Three Months Ended March 31,
($ in millions)	2014	2013

Net sales	$341.1	$367.2

Segment earnings	$36.3	$34.7
Business consolidation and other activities (a)	(3.1)	(18.8)
Total segment earnings	$33.2	$15.9

Segment earnings before business consolidation costs as a % of segment net sales	10.6%	9.4%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico and Argentina that manufacture and sell metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs.

Segment sales in the first quarter of 2014 were $26.1 million lower compared to the first quarter of 2013, primarily due to lower North American tinplate food and aerosol container sales volumes. Segment earnings in the first quarter of 2014 were $1.6 million higher compared to the first quarter of 2013 due to favorable product mix, partially offset by the lower sales volumes.

Aerospace and Technologies

	Three Months Ended March 31,
($ in millions)	2014	2013

Net sales	$220.7	$231.4
Segment earnings	24.1	17.9
Segment earnings as a % of segment net sales	10.9%	7.7%

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2014 decreased $10.7 million compared to the first quarter of 2013, primarily due to lower sales from U.S. national defense contracts. Segment earnings increased $6.2 million primarily as a result of favorable fixed-price program execution.

The aerospace and technologies sales contract mix in the first three months of 2014 consisted of 64 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 35 percent fixed-price contracts. The remainder represented time and material contracts. Contracted backlog was $868 million at March 31, 2014, compared to $938 million at December 31, 2013. The backlog at March 31, 2014, consisted of 44 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 4 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

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

	Three Months Ended March 31,
($ in millions)	2014	2013

Cash flows provided by (used in) operating activities	$(136.2)	$(324.6)
Cash flows provided by (used in) investing activities	(55.1)	(109.3)
Cash flows provided by (used in) financing activities	(45.1)	469.0

Cash flows from operations in the first three months of 2014 were improved compared to the first three months of 2013 due to favorable working capital changes and lower 2014 pension funding. The favorable working capital changes were primarily related to lower days sales outstanding, lower inventory days on hand and higher days payable outstanding. Days sales outstanding (annualized) decreased from 48 days to 42 days, inventory days on hand (annualized) decreased from 61 days to 59 days and days payable outstanding (annualized) increased from 49 days to 53 days.

We have several regional uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the accounts receivable, without recourse to Ball, and had combined limits of approximately $237 million at March 31, 2014. A total of $160.2 million and $137.5 million were sold under these programs as of March 31, 2014, and December 31, 2013, respectively. Latapack-Ball also has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $26 million at March 31, 2014. There were no accounts receivable sold as of March 31, 2014, and $6.0 million was sold as of December 31, 2013.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be in the range of $67 million in 2014, of which $33.9 million was contributed as of March 31, 2014. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $23 million for the full year.

We expect 2014 capital expenditures for property, plant and equipment to be approximately $375 million, and approximately $135 million was contractually committed as of March 31, 2014. Capital expenditures are expected to be funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $193.5 million in the first three months of 2014 compared to $65.8 million in the first three months of 2013. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 12 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $3.8 billion at March 31, 2014, was higher than the amount outstanding at December 31, 2013, of $3.6 billion due to seasonal working capital requirements.

On December 9, 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first quarter of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums.

At March 31, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $709 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $818 million of short-term uncommitted credit facilities available at March 31, 2014, of which $200.2 million was outstanding and due on demand. At December 31, 2013, the company had $57.3 million outstanding under short-term uncommitted credit facilities.

In August 2011, the company entered into an accounts receivable securitization agreement for a term of three years, as amended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $210 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. There were $157.0 million of accounts receivable sold under this agreement at March 31, 2014, and none were sold at December 31, 2013. Borrowings under the securitization agreement, if any, are included within the short-term debt and current portion of long-term debt line on the balance sheet.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at March 31, 2014, and December 31, 2013, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 10 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended March 31,
($ in millions)	2014	2013

Earnings before taxes, as reported	$144.1	$98.2
Total interest expense	73.3	44.8
Earnings before interest and taxes (EBIT)	217.4	143.0
Business consolidation and other activities	—	22.7
Comparable EBIT	$217.4	$165.7

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended March 31, 2014, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$629.5
Add interest expense	240.3
Earnings before interest and taxes (EBIT)	869.8
Add business consolidation and other activities	56.1
Comparable EBIT	925.9
Add depreciation and amortization	296.2
Comparable EBITDA	$1,222.1

Interest expense	$(179.2)

Total debt at March 31, 2014	$3,770.6
Less cash and cash equivalents	(175.4)
Net debt	$3,595.2

Comparable EBIT/Interest Expense	5.2	x
Net debt/Comparable EBITDA	2.9	x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2014	2013

Net earnings attributable to Ball Corporation, as reported	$93.5	$72.0
Discontinued operations, net of tax	—	(0.1)
Business consolidation and other activities, net of tax	3.2	16.0
Debt refinancing costs, net of tax	20.6	—
Comparable Net Earnings	$117.3	$87.9

Per diluted share, as reported	$0.65	$0.47
Per diluted share, as adjusted	$0.81	$0.58

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 16 and 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2013 annual report filed on February 24, 2014, and in Note 15 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

During the first quarter of 2014, the company entered into derivative financial instruments that reduced its exposure to currency exchange rates. Considering the company’s derivative financial instruments outstanding at March 31, 2014, currency translation exposures and currency exposures from the purchase of raw materials and sale of finished goods, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar could result in an estimated $25.1 million after-tax reduction in net earnings over a one-year period.

Item 4.         CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first three months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuations in customers and consumer growth, demand and preferences; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; uncertainty concerning economic recovery in parts of Europe and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas, electric power and diesel fuel; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including periodic sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; ongoing uncertainties surrounding sovereign debt of various European countries, as well as ratings agency downgrades of various governments’ debt; ongoing uncertainties and other effects surrounding the U.S. government budget, funding, cutbacks and debt limit, as well as the recent government shutdown and any potential future shutdowns; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

PART II.                                             OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 31, 2014, except as discussed in Note 16 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 31, 2014.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2014	45,000	$51.43	45,000	19,955,000
February 1 to February 28, 2014	1,093,964	52.17	1,093,964	18,861,036
March 1 to March 31, 2014	1,538,740	55.24	1,538,740	17,322,296
Total	2,677,704	53.92	2,677,704

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

Item 3.        Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 31, 2014.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

There were no events required to be reported under Item 5 for the quarter ended March 31, 2014.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 2, 2014

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101