Form 10-Q
period 2014-06-30
BALL CORP
filed 2014-08-11
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, without par value	138,438,354 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2014

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2014	2013	2014	2013

Net sales	$2,291.9	$2,202.4	$4,298.7	$4,193.4

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,846.4)	(1,798.9)	(3,459.3)	(3,442.4)
Depreciation and amortization	(69.6)	(74.5)	(138.4)	(147.0)
Selling, general and administrative	(111.4)	(102.9)	(219.1)	(212.2)
Business consolidation and other activities	(8.6)	(22.6)	(8.6)	(45.3)
	(2,036.0)	(1,998.9)	(3,825.4)	(3,846.9)

Earnings before interest and taxes	255.9	203.5	473.3	346.5

Interest expense	(40.6)	(47.7)	(80.8)	(92.5)
Debt refinancing costs	—	(26.7)	(33.1)	(26.7)
Total interest expense	(40.6)	(74.4)	(113.9)	(119.2)

Earnings before taxes	215.3	129.1	359.4	227.3
Tax provision	(60.2)	(30.8)	(99.8)	(48.9)
Equity in results of affiliates, net of tax	1.2	0.8	1.6	—
Net earnings from continuing operations	156.3	99.1	261.2	178.4
Discontinued operations, net of tax	—	—	—	0.1

Net earnings	156.3	99.1	261.2	178.5
Less net earnings attributable to noncontrolling interests	(3.2)	(4.0)	(14.6)	(11.4)

Net earnings attributable to Ball Corporation	$153.1	$95.1	$246.6	$167.1

Amounts attributable to Ball Corporation:
Continuing operations	$153.1	$95.1	$246.6	$167.0
Discontinued operations	—	—	—	0.1
Net earnings	$153.1	$95.1	$246.6	$167.1

Earnings per share:
Basic - continuing operations	$1.10	$0.65	$1.77	$1.13
Basic - discontinued operations	—	—	—	—
Total basic earnings per share	$1.10	$0.65	$1.77	$1.13

Diluted - continuing operations	$1.07	$0.63	$1.72	$1.10
Diluted - discontinued operations	—	—	—	—
Total diluted earnings per share	$1.07	$0.63	$1.72	$1.10

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Net earnings	$156.3	$99.1	$261.2	$178.5

Other comprehensive earnings:
Foreign currency translation adjustment	(7.1)	17.5	(30.6)	(27.6)
Pension and other postretirement benefits (a)	5.8	6.1	10.9	14.0
Effective financial derivatives (b)	13.9	(16.9)	16.5	(26.5)
Total comprehensive earnings	168.9	105.8	258.0	138.4
Less comprehensive earnings attributable to noncontrolling interests	(3.2)	(4.3)	(14.6)	(11.7)
Comprehensive earnings attributable to Ball Corporation	$165.7	$101.5	$243.4	$126.7

(a)         Net of tax (expense) benefit of $(3.1) million and $(6.2) million for the three and six months ended June 30, 2014, respectively, and $(4.6) million and $(9.2) million for the comparable periods in 2013, respectively.

(b)         Net of tax (expense) benefit of $(2.4) million and $(3.7) million for the three and six months ended June 30, 2014, respectively, and $3.3 million and $4.9 million for the comparable periods in 2013, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2014	2013

Assets
Current assets
Cash and cash equivalents	$155.3	$416.0
Receivables, net	1,073.5	859.4
Inventories, net	1,028.2	1,028.3
Deferred taxes and other current assets	162.8	167.2
Total current assets	2,419.8	2,470.9
Non-current assets
Property, plant and equipment, net	2,383.3	2,372.3
Goodwill	2,385.1	2,399.7
Intangibles and other assets, net	583.2	577.5
Total assets	$7,771.4	$7,820.4

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$408.0	$422.6
Accounts payable	1,116.0	998.8
Accrued employee costs	216.6	241.3
Other current liabilities	233.0	264.7
Total current liabilities	1,973.6	1,927.4
Non-current liabilities
Long-term debt	3,129.2	3,182.5
Employee benefit obligations	1,009.3	1,033.0
Deferred taxes and other liabilities	252.7	261.5
Total liabilities	6,364.8	6,404.4

Shareholders’ equity
Common stock (331,078,470 shares issued - 2014; 330,240,265 shares issued - 2013)	1,105.7	1,078.4
Retained earnings	4,158.3	3,947.7
Accumulated other comprehensive earnings (loss)	(253.1)	(249.9)
Treasury stock, at cost (192,685,725 shares - 2014; 188,122,102 shares - 2013)	(3,804.0)	(3,551.6)
Total Ball Corporation shareholders’ equity	1,206.9	1,224.6
Noncontrolling interests	199.7	191.4
Total shareholders’ equity	1,406.6	1,416.0
Total liabilities and shareholders’ equity	$7,771.4	$7,820.4

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2014	2013

Cash Flows from Operating Activities
Net earnings	$261.2	$178.5
Discontinued operations, net of tax	—	(0.1)
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	138.4	147.0
Business consolidation and other activities	8.6	45.3
Deferred tax provision	6.5	7.9
Other, net	3.4	(39.4)
Changes in working capital components	(208.1)	(423.7)
Cash provided by (used in) continuing operating activities	210.0	(84.5)
Cash provided by (used in) discontinued operating activities	—	(2.1)
Total cash provided by (used in) operating activities	210.0	(86.6)
Cash Flows from Investing Activities
Capital expenditures	(135.3)	(201.1)
Business acquisitions, net of cash acquired	—	(12.6)
Other, net	11.2	(4.5)
Cash provided by (used in) investing activities	(124.1)	(218.2)
Cash Flows from Financing Activities
Long-term borrowings	396.9	1,547.0
Repayments of long-term borrowings	(761.8)	(1,215.7)
Net change in short-term borrowings	292.7	231.1
Proceeds from issuances of common stock	18.6	13.6
Acquisitions of treasury stock	(257.1)	(215.9)
Common dividends	(36.8)	(38.0)
Other, net	3.5	(16.5)
Cash provided by (used in) financing activities	(344.0)	305.6

Effect of exchange rate changes on cash	(2.6)	(5.4)

Change in cash and cash equivalents	(260.7)	(4.6)
Cash and cash equivalents - beginning of period	416.0	174.1
Cash and cash equivalents - end of period	$155.3	$169.5

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

Revision of Prior Period Financial Statements Related to Deferred Taxes

During the second quarter of 2014, Ball identified errors in the determination of certain deferred tax amounts, originating in 2007 and prior, primarily related to fixed assets, Canadian entity valuation allowances and pension, other postretirement benefits and restructuring balances in a Canadian entity. The correction of these items impacted the consolidated balance sheets and statements of comprehensive earnings for the years ended December 31, 2013, 2012 and 2011 as presented in the company´s annual report and the unaudited condensed financial statements for each prior quarterly interim period. Additionally, as a result of these corrections, the 2012 consolidated statement of earnings should have included a tax provision related to the settlement of certain pension plans of the Canadian entity. The company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded that these misstatements were not material to Ball’s consolidated financial statements for the aforementioned prior periods; however, the company did conclude that correcting these prior misstatements would be material to the second quarter and full year 2014 consolidated statements of earnings. As a result of this analysis, the 2013 unaudited condensed consolidated financial statements included in this Form 10-Q have been revised to reflect the proper determination of these deferred tax positions and all related impacts. In addition, the 2013 and 2012 consolidated financial statements will be revised in the company’s 2014 Form 10-K filing. Following is a summary of the financial statement line items impacted by this revision for all periods and statements included in the company’s annual report and first quarter 2014 Form 10-Q:

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

1.              Basis of Presentation (continued)

Revised Consolidated Statement of Earnings Amounts

	Year Ended December 31, 2012
($ in millions, except per share amounts)	As previously reported	Adjustments	As revised

Tax provision	$(165.0)	$(7.2)	$(172.2)
Net earnings	426.5	(7.2)	419.3
Net earnings from continuing operations attributable to Ball	406.3	(7.2)	399.1

Basic earnings per share - continuing operations	$2.63	$(0.05)	$2.58
Diluted earnings per share - continuing operations	2.57	(0.05)	2.52

Revised Consolidated Statements of Comprehensive Earnings Amounts

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
($ in millions)	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised

Net earnings	$435.0	$—	$435.0	$426.5	$(7.2)	$419.3	$466.3	$—	$466.3
Pension and other postretirement benefits	79.2	0.5	79.7	(79.5)	7.2	(72.3)	(93.7)	0.2	(93.5)

Revised Consolidated Balance Sheets Amounts

	December 31, 2013			December 31, 2012
($ in millions)	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised

Deferred taxes and other current assets (a)	$162.0	$5.2	$167.2	$190.8	$5.2	$196.0
Goodwill	2,404.3	(4.6)	2,399.7	2,359.4	(4.6)	2,354.8
Intangibles and other assets, net	577.5	—	577.5	531.6	13.0	544.6
Total assets	7,819.8	0.6	7,820.4	7,507.1	13.6	7,520.7
Deferred taxes and other liabilities (b)	285.6	(24.1)	261.5	207.9	(10.6)	197.3
Total liabilities	6,428.5	(24.1)	6,404.4	6,217.1	(10.6)	6,206.5
Retained earnings	3,913.8	33.9	3,947.7	3,580.8	33.9	3,614.7
Accumulated other comprehensive earnings (loss)	(240.7)	(9.2)	(249.9)	(352.4)	(9.7)	(362.1)
Total shareholders´equity	1,391.3	24.7	1,416.0	1,290.0	24.2	1,314.2

		March 31, 2014
($ in millions)	As previously reported	Adjustments	As revised
Deferred taxes and other current assets (a)	$166.2	$5.2	$171.4
Goodwill	2,398.8	(4.6)	2,394.2
Intangibles and other assets, net	581.2	—	581.2
Total assets	7,744.5	0.6	7,745.1
Deferred taxes and other liabilities (b)	292.3	(24.1)	268.2
Total liabilities	6,462.4	(24.1)	6,438.3
Retained earnings	3,989.2	33.9	4,023.1
Accumulated other comprehensive earnings (loss)	(256.5)	(9.2)	(265.7)
Total shareholders´equity	1,282.1	24.7	1,306.8

(a)         Financial statement line item was referred to as “Other current assets” in the company’s first quarter 2014 Form 10-Q filing.

(b)         Financial statement line item was referred to as “Other non-current liabilities” in the company’s first quarter 2014 Form 10-Q filing.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2013, accounting guidance was issued to eliminate diversity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. In general, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless certain exceptions exist. The guidance was effective for Ball on January 1, 2014, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

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

New Accounting Guidance

In May 2014, the FASB and International Accounting Standards Board jointly issued new revenue recognition guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains a more robust framework for addressing revenue issues and is intended to remove inconsistencies in existing guidance and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance will supersede the majority of current revenue recognition guidance, including industry-specific guidance. The guidance will be effective for Ball on January 1, 2017, and early adoption is not permitted for the company. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Net sales
Metal beverage packaging, Americas & Asia	$1,130.1	$1,086.3	$2,127.7	$2,081.5
Metal beverage packaging, Europe	558.4	508.7	1,008.6	911.6
Metal food & household products packaging	367.7	382.6	708.8	749.8
Aerospace & technologies	241.1	226.1	461.8	457.5
Corporate and intercompany eliminations	(5.4)	(1.3)	(8.2)	(7.0)
Net sales	2,291.9	2,202.4	4,298.7	4,193.4

Net earnings
Metal beverage packaging, Americas & Asia	$142.0	$125.7	$266.9	$229.7
Business consolidation and other activities	(3.0)	(11.0)	1.8	(12.5)
Total metal beverage packaging Americas & Asia	139.0	114.7	268.7	217.2

Metal beverage packaging, Europe	73.7	51.8	129.2	82.7
Business consolidation and other activities	(1.1)	(1.2)	(2.3)	(2.9)
Total metal beverage packaging, Europe	72.6	50.6	126.9	79.8

Metal food & household products packaging	39.8	47.5	76.1	82.2
Business consolidation and other activities	(4.0)	(9.7)	(7.1)	(28.5)
Total metal food & household products packaging	35.8	37.8	69.0	53.7

Aerospace & technologies	24.8	19.1	48.9	37.0
Business consolidation and other activities	—	(0.2)	—	(0.2)
Total aerospace & technologies	24.8	18.9	48.9	36.8

Segment earnings before interest and taxes	272.2	222.0	513.5	387.5

Undistributed and corporate expenses and intercompany eliminations, net	(15.8)	(18.0)	(39.2)	(39.8)
Business consolidation and other activities	(0.5)	(0.5)	(1.0)	(1.2)
Total undistributed and corporate expenses and intercompany eliminations, net	(16.3)	(18.5)	(40.2)	(41.0)

Earnings before interest and taxes	255.9	203.5	473.3	346.5

Interest expense	(40.6)	(47.7)	(80.8)	(92.5)
Debt refinancing costs	—	(26.7)	(33.1)	(26.7)
Total interest expense	(40.6)	(74.4)	(113.9)	(119.2)
Tax provision	(60.2)	(30.8)	(99.8)	(48.9)
Equity in results of affiliates, net of tax	1.2	0.8	1.6	—
Net earnings from continuing operations	156.3	99.1	261.2	178.4
Discontinued operations, net of tax	—	—	—	0.1
Net earnings	156.3	99.1	261.2	178.5
Less net earnings attributable to noncontrolling interests	(3.2)	(4.0)	(14.6)	(11.4)
Net earnings attibutable to Ball Corporation	$153.1	$95.1	$246.6	$167.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	June 30,	December 31,
($ in millions)	2014	2013

Total Assets
Metal beverage packaging, Americas & Asia	$3,319.2	$3,425.2
Metal beverage packaging, Europe	2,551.6	2,380.1
Metal food & household products packaging (a)	1,634.1	1,556.3
Aerospace & technologies	376.1	346.1
Segment assets (a)	7,881.0	7,707.7
Corporate assets, net of eliminations (a)	(109.6)	112.7
Total assets (a)	$7,771.4	$7,820.4

(a)        2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

4.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Metal beverage packaging, Americas & Asia	$(3.0)	$(11.0)	$1.8	$(12.5)
Metal beverage packaging, Europe	(1.1)	(1.2)	(2.3)	(2.9)
Metal food & household products packaging	(4.0)	(9.7)	(7.1)	(28.5)
Aerospace & technologies	—	(0.2)	—	(0.2)
Corporate and other	(0.5)	(0.5)	(1.0)	(1.2)
	$(8.6)	$(22.6)	$(8.6)	$(45.3)

2014

Metal Beverage Packaging, Americas and Asia

The second quarter included charges of $2.2 million related to a fire at a metal beverage packaging, Americas, facility.

During the first quarter, the company received and recorded compensation of $5.0 million for the reimbursement of severance costs incurred in connection with the company’s closure and relocation of the Shenzhen, PRC, manufacturing facility in 2013. Also during the first quarter, the company sold its plastic motor oil container and pail manufacturing business in the PRC and recorded a gain of $0.8 million in connection with the sale.

The first six months of 2014 also included net charges of $1.8 million primarily related to previously closed facilities and for other insignificant activities.

Metal Food and Household Products Packaging

During the fourth quarter of 2013, the company announced plans to close its Danville, Illinois, steel aerosol packaging facility in the second half of 2014. Charges of $2.0 million and $1.7 million were recorded during the first and second quarters of 2014, respectively, in connection with the announced closure. The first and second quarters also included charges of $1.1 million and $2.3 million, respectively, related to previously closed facilities and other insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Business Consolidation and Other Activities (continued)

Metal Beverage Packaging, Europe, and Corporate

The first and second quarters included charges of $1.2 million and $1.1 million, respectively, for headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as additional tax expense of $2.1 million and $2.0 million, respectively, related to this relocation. The first six months of 2014 also included charges of $1.0 million for other insignificant activities.

2013

Metal Beverage Packaging, Americas and Asia

The second quarter included charges of $7.1 million to balance regional supply and demand in the segment by eliminating 12-ounce beverage can production from the company’s Milwaukee, Wisconsin, facility. The charges were composed of $3.6 million for accelerated depreciation, $2.0 million for severance and other employee benefits and $1.5 million for other costs. In addition, the first and second quarters of 2013 included net charges of $1.5 million and $3.9 million, respectively, primarily for ongoing costs related to the previously announced closures of Ball’s Columbus, Ohio, and Gainesville, Florida, facilities and voluntary separation programs, as well as other insignificant charges.

Metal Food and Household Products Packaging

The second quarter included a charge of $5.9 million to migrate certain hourly employees from a multi-employer defined benefit pension plan as of December 31, 2013, to a Ball-sponsored defined benefit pension plan.

During the first quarter, the company announced the closure of its Elgin, Illinois, food and household products packaging facility, which was completed in December 2013.  Charges of $20.8 million and $5.3 million were recorded in the first and second quarters of 2013, respectively, in connection with the closure. The total charges in the first six months of $26.1 million were composed of $16.0 million for severance, pension and other employee benefits; $4.2 million for the write down of the land and building to net realizable value; and $5.9 million for the accelerated depreciation on assets abandoned and other closure costs. The Elgin plant produced steel aerosol and specialty cans, as well as flat steel sheet used by other Ball facilities. The plant’s production capabilities are being supplied by other Ball food and household products packaging facilities.

Additionally, in the first and second quarters, income of $2.0 million and $1.5 million, respectively, was accrued related to the reimbursement of funds paid in 2012 for the settlement of certain Canadian defined benefit pension liabilities related to previously closed facilities.

Metal Beverage Packaging, Europe, and Corporate

During the first and second quarters, the company recorded charges of $2.4 million and $1.7 million, respectively, primarily for implementation costs incurred in connection with the third quarter 2012 relocation of the company’s European headquarters from Germany to Switzerland.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Business Consolidation and Other Activities (continued)

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Total

Balance at December 31, 2013	$1.9	$14.7	$16.6
Charges to earnings	(1.4)	3.8	2.4
Cash payments and other activity	(0.2)	(5.7)	(5.9)
Balance at June 30, 2014	$0.3	$12.8	$13.1

The carrying value of assets held for sale in connection with facility closures was $15.7 million at June 30, 2014, and $20.4 million at December 31, 2013.

5.              Receivables

	June 30,	December 31,
($ in millions)	2014	2013

Trade accounts receivable	$1,005.2	$835.2
Less allowance for doubtful accounts	(7.2)	(36.3)
Net trade accounts receivable	998.0	798.9
Other receivables	75.5	60.5
	$1,073.5	$859.4

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

The company has several regional uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the accounts receivable, without recourse to Ball, and had combined limits of approximately $236 million at June 30, 2014. A total of $183.3 million and $137.5 million were sold under these programs as of June 30, 2014, and December 31, 2013, respectively. Latapack-Ball also has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $18 million at June 30, 2014. There were no accounts receivable sold as of June 30, 2014, and $6.0 million were sold as of December 31, 2013.

6.              Inventories

	June 30,	December 31,
($ in millions)	2014	2013

Raw materials and supplies	$459.9	$465.6
Work-in-process and finished goods	617.0	609.6
Less inventory reserves	(48.7)	(46.9)
	$1,028.2	$1,028.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

7.              Property, Plant and Equipment

	June 30,	December 31,
($ in millions)	2014	2013

Land	$68.0	$67.6
Buildings	982.0	980.9
Machinery and equipment	3,664.4	3,647.8
Construction-in-progress	273.2	232.9
	4,987.6	4,929.2
Accumulated depreciation	(2,604.3)	(2,556.9)
	$2,383.3	$2,372.3

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $59.1 million and $118.2 million for the three and six months ended June 30, 2014, respectively, and $64.3 million and $128.1 million for the comparable periods in 2013, respectively.

8.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2013 (a)	$740.7	$1,037.2	$613.2	$8.6	$2,399.7
Business disposition	(1.2)	—	—	—	(1.2)
Effects of currency exchange rates	—	(11.5)	(1.9)	—	(13.4)
Balance at June 30, 2014	$739.5	$1,025.7	$611.3	$8.6	$2,385.1

(a)   2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

9.              Intangibles and Other Assets

	June 30,	December 31,
($ in millions)	2014	2013

Investment in affiliates	$35.7	$33.7
Intangible assets (net of accumulated amortization of $105.6 million at June 30, 2014, and $93.7 million at December 31, 2013)	153.4	166.1
Capitalized software (net of accumulated amortization of $98.8 million at June 30, 2014, and $91.3 million at December 31, 2013)	62.4	65.0
Company and trust-owned life insurance	165.2	150.9
Deferred financing costs	39.9	46.2
Other	126.6	115.6
	$583.2	$577.5

Total amortization expense of intangible assets amounted to $10.5 million and $20.2 million for the three and six months ended June 30, 2014, respectively, and $10.2 million and $18.9 million for the comparable periods in 2013, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.       Debt

Long-term debt consisted of the following:

	June 30, 2014		December 31, 2013
	In Denominated		In Denominated
($ in millions)	Currency	In U.S. $	Currency	In U.S. $

Notes Payable
7.375% Senior Notes, due September 2019	$—	$—	$315.4	$315.4
6.75% Senior Notes, due September 2020	$500.0	500.0	$500.0	500.0
5.75% Senior Notes, due May 2021	$500.0	500.0	$500.0	500.0
5.00% Senior Notes, due March 2022	$750.0	750.0	$750.0	750.0
4.00% Senior Notes, due November 2023	$1,000.0	1,000.0	$1,000.0	1,000.0
Senior Credit Facilities, due June 2018 (at variable rates)
Term B Loan, British sterling denominated	£35.9	61.1	£36.8	60.8
Term C Loan, euro denominated	€78.5	107.1	€80.6	111.2
Multi-currency revolver, U.S. dollar denominated	$50.0	50.0	$—	—
Multi-currency revolver, euro denominated	€—	—	€70.0	96.6
Latapack-Ball Notes Payable (at various rates and terms), denominated in varous currencies	$217.1	217.1	$215.8	215.8
Other (including discounts and premiums)	Various	2.0	Various	(2.0)
		3,187.3		3,547.8
Less: Current portion of long-term debt and callable long-term debt		(58.1)		(365.3)
		$3,129.2		$3,182.5

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion.

On December 9, 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first six months of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums.

At June 30, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $934 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $791 million of short-term uncommitted credit facilities available at June 30, 2014, of which $189.9 million was outstanding and due on demand. At December 31, 2013, the company had $57.3 million outstanding under short-term uncommitted credit facilities.

In August 2011, the company entered into an accounts receivable securitization agreement, as amended and extended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $175 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. There were $160.0 million of accounts receivable sold under this agreement at June 30, 2014, and none were sold at December 31, 2013. Borrowings under the securitization agreement, if any, are included within the short-term debt and current portion of long-term debt line on the balance sheet.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.       Debt (continued)

The fair value of the long-term debt at June 30, 2014, and at December 31, 2013, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at June 30, 2014, and December 31, 2013, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2014	2013

Underfunded defined benefit pension liabilities	$577.7	$601.9
Less current portion and prepaid pension assets	(23.8)	(21.4)
Long-term defined benefit pension liabilities	553.9	580.5
Retiree medical and other postemployment benefits	164.2	165.9
Deferred compensation plans	261.6	257.1
Other	29.6	29.5
	$1,009.3	$1,033.0

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended June 30,
	2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$11.4	$3.6	$15.0	$12.1	$2.5	$14.6
Interest cost	15.6	6.6	22.2	13.8	6.0	19.8
Expected return on plan assets	(20.5)	(3.7)	(24.2)	(19.4)	(3.4)	(22.8)
Amortization of prior service cost	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Recognized net actuarial loss	7.2	1.4	8.6	10.7	1.2	11.9
Curtailment and settlement losses (gains) (a)	—	—	—	(0.5)	—	(0.5)
Net periodic benefit cost for Ball-sponsored plans	13.7	7.8	21.5	16.7	6.2	22.9

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	0.6	—	0.6	0.6	—	0.6
Curtailment and settlement losses (gains) (a)	—	—	—	5.9	—	5.9
Net periodic benefit cost for multi-employer plans	0.6	—	0.6	6.5	—	6.5

Total net periodic benefit cost	$14.3	$7.8	$22.1	$23.2	$6.2	$29.4

(a)         Curtailment and settlement losses (gains) in 2013 were related to the closure of the company’s Elgin, Illinois, facility and the migration of certain of the company’s Weirton, West Virginia, hourly employees from a multi-employer defined benefit pension plan to the Ball-sponsored defined benefit pension plans as of December 31, 2013. Further details are available in Note 4.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Employee Benefit Obligations (continued)

	Six Months Ended June 30,
	2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$22.8	$7.1	$29.9	$24.4	$5.0	$29.4
Interest cost	31.2	13.1	44.3	27.6	11.9	39.5
Expected return on plan assets	(41.0)	(7.2)	(48.2)	(38.7)	(6.8)	(45.5)
Amortization of prior service cost	—	(0.2)	(0.2)	—	(0.2)	(0.2)
Recognized net actuarial loss	14.4	2.7	17.1	21.3	2.5	23.8
Curtailment and settlement losses (gains) (a)	—	—	—	4.1	—	4.1
Net periodic benefit cost for Ball-sponsored plans	27.4	15.5	42.9	38.7	12.4	51.1

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	1.3	—	1.3	1.3	—	1.3
Curtailment and settlement losses (gains) (a)	—	—	—	9.8	—	9.8
Net periodic benefit cost for multi-employer plans	1.3	—	1.3	11.1	—	11.1

Total net periodic benefit cost	$28.7	$15.5	$44.2	$49.8	$12.4	$62.2

(a)         Curtailment and settlement losses (gains) in 2013 were related to the closure of the company’s Elgin, Illinois, facility and the migration of certain of the company’s Weirton, West Virginia, hourly employees from a multi-employer defined benefit pension plan to the Ball-sponsored defined benefit pension plans as of December 31, 2013. Further details are available in Note 4.

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $36.8 million in the first six months of 2014 ($85.3 million in 2013). The total contributions to these funded plans are expected to be in the range of $65 million for the full year. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Payments to participants in the unfunded German plans were $11.5 million in the first six months of 2014 and are expected to be approximately $23 million for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2013 (a)	$180.7	$(391.8)	$(38.8)	$(249.9)
Other comprehensive earnings (loss) before reclassifications	(30.6)	0.2	3.9	(26.5)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	10.7	12.6	23.3
Balance at June 30, 2014	$150.1	$(380.9)	$(22.3)	$(253.1)

(a)         2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(1.3)	$3.0	$(0.5)	$2.4
Commodity contracts and currency exchange contracts recorded in cost of sales	(6.4)	(6.1)	(13.9)	(10.4)
Interest rate contracts recorded in interest expense	—	(0.2)	(0.3)	(0.5)
Total before tax effect	(7.7)	(3.3)	(14.7)	(8.5)
Tax benefit (expense) on amounts reclassified into earnings	1.2	0.9	2.1	2.6
Recognized gain (loss)	$(6.5)	$(2.4)	$(12.6)	$(5.9)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.1	$0.1	$0.2	$0.2
Actuarial gains (losses)	(8.6)	(11.9)	(17.1)	(23.8)
Total before tax effect	(8.5)	(11.8)	(16.9)	(23.6)
Tax benefit (expense) on amounts reclassified into earnings	3.1	4.6	6.2	9.2
Recognized gain (loss)	$(5.4)	$(7.2)	$(10.7)	$(14.4)

(a)         These components are included in the computation of net periodic benefit cost included in Note 11.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.  Shareholders’ Equity and Comprehensive Earnings (continued)

Share Repurchase Agreements

On March 4, 2014, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million on March 7, 2014, and received 1,538,740 shares, which represented 85 percent of the total shares as calculated using the closing price on March 3, 2014. The agreement was settled in June 2014, and the company received an additional 245,196 shares, which represented a weighted average price of $56.06 for the entire contract period.

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

In January 2014 and 2013, the company’s board of directors granted 143,305 and 148,875 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date are based on the company’s growth in economic valued added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to grant as the minimum threshold, and ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.  Earnings and Dividends Per Share

($ in millions, except per share amounts;	Three Months Ended June 30,		Six Months Ended June 30,
shares in thousands)	2014	2013	2014	2013

Net earnings attributable to Ball Corporation	$153.1	$95.1	$246.6	$167.1

Basic weighted average common shares	139,012	147,088	139,704	148,027
Effect of dilutive securities	3,848	3,217	3,768	3,235
Weighted average shares applicable to diluted earnings per share	142,860	150,305	143,472	151,262

Per basic share	$1.10	$0.65	$1.77	$1.13
Per diluted share	$1.07	$0.63	$1.72	$1.10

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1.3 million in the six months ended June 30, 2014, and 1.4 million in both the three and six months ended June 30, 2013. There were no options excluded in the three months ended June 30, 2014.

The company declared and paid dividends of $0.13 per share in the first two quarters of both 2014 and 2013.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $443 million at June 30, 2014. The aluminum contracts include economic derivative instruments that are undesignated and receive mark to fair value accounting treatment, as well as cash flow hedges that offset sales contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at June 30, 2014, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $19.9 million associated with these contracts. A net loss of $10.7 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 30, 2014, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At June 30, 2014, the company had outstanding interest rate swap contracts with notional amounts of approximately $105 million paying fixed rates expiring within the next four years. The after-tax loss included in shareholders’ equity at June 30, 2014, within accumulated other comprehensive earnings (loss) is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At June 30, 2014, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $810 million. Included in shareholders’ equity at June 30, 2014, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $2.4 million associated with these contracts. A net loss of $3.1 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at June 30, 2014, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.4 million on pretax earnings. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that, after renewals, will be outstanding until March 2015 and September 2014, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively. As of June 30, 2014, the combined fair value of these swaps was a $1.8 million gain. All gains and losses on the total return swaps are recorded in the unaudited condensed consolidated statement of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of June 30, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $25.4 million and no collateral was required to be posted. As of December 31, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $48.0 million and no collateral was required to be posted.

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

	June 30, 2014			December 31, 2013
($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$7.7	$0.9	$8.6	$2.6	$1.7	$4.3
Foreign currency contracts	0.6	7.1	7.7	0.2	1.5	1.7
Other contracts	—	1.8	1.8	—	1.1	1.1
Total current derivative contracts	$8.3	$9.8	$18.1	$2.8	$4.3	$7.1

Commodity contracts	$1.5	$—	$1.5	$—	$—	$—
Foreign currency contracts	—	—	—	—	0.1	0.1
Interest contracts	0.3	—	0.3	—	—	—
Total noncurrent derivative contracts	$1.8	$—	$1.8	$—	$0.1	$0.1

Liabilities:
Commodity contracts	$9.4	$0.9	$10.3	$19.2	$2.0	$21.2
Foreign currency contracts	3.6	6.3	9.9	1.5	6.1	7.6
Interest rate and other contracts	0.6	—	0.6	0.8	—	0.8
Total current derivative contracts	$13.6	$7.2	$20.8	$21.5	$8.1	$29.6

Commodity contracts	$17.5	$—	$17.5	$20.3	$—	$20.3
Interest rate contracts	0.1	—	0.1	—	—	—
Total noncurrent derivative contracts	$17.6	$—	$17.6	$20.3	$—	$20.3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of its aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2014, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended June 30,
	2014		2013
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(8.0)	$0.6	$(3.3)	$(0.7)
Interest rate contracts (b)	—	—	(0.2)	—
Foreign currency contracts (c)	0.3	(0.5)	0.2	3.1
Equity contracts (d)	—	0.9	—	(3.5)
Total	$(7.7)	$1.0	$(3.3)	$(1.1)

	Six Months Ended June 30,
	2014		2013
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(14.7)	$0.8	$(7.7)	$(1.5)
Interest rate contracts (b)	(0.3)	—	(0.5)	—
Foreign currency contracts (c)	0.3	(5.1)	(0.3)	3.4
Equity contracts (d)	—	(0.3)	—	(1.8)
Total	$(14.7)	$(4.6)	$(8.5)	$0.1

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Amounts reclassified into earnings:
Commodity contracts	$8.0	$3.3	$14.7	$7.7
Interest rate contracts	—	0.3	0.3	0.5
Currency exchange contracts	(0.3)	(0.3)	(0.3)	0.3
Change in fair value of cash flow hedges:
Commodity contracts	9.8	(25.1)	6.7	(44.4)
Interest rate contracts	(0.1)	1.0	(0.4)	0.9
Currency exchange contracts	(1.4)	0.7	(1.2)	3.3
Foreign currency and tax impacts	(2.1)	2.9	(3.3)	4.9
	$13.9	$(17.2)	$16.5	$(26.8)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2014, and December 31, 2013, and for the six months ended June 30, 2014 and 2013. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,350.6	$946.5	$(5.2)	$2,291.9

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,112.8)	(738.8)	5.2	(1,846.4)
Depreciation and amortization	(1.5)	(30.9)	(37.2)	—	(69.6)
Selling, general and administrative	(12.0)	(44.8)	(54.6)	—	(111.4)
Business consolidation and other activities	(0.4)	(7.1)	(1.1)	—	(8.6)
Equity in results of subsidiaries	154.8	79.4	—	(234.2)	—
Intercompany	51.9	(42.6)	(9.3)	—	—
	192.8	(1,158.8)	(841.0)	(229.0)	(2,036.0)

Earnings (loss) before interest and taxes	192.8	191.8	105.5	(234.2)	255.9
Total interest expense	(37.5)	0.6	(3.7)	—	(40.6)
Earnings (loss) before taxes	155.3	192.4	101.8	(234.2)	215.3
Tax provision	(2.2)	(33.3)	(24.7)	—	(60.2)
Equity in results of affiliates, net of tax	—	0.7	0.5	—	1.2
Net earnings (loss)	153.1	159.8	77.6	(234.2)	156.3
Less net earnings attributable to noncontrolling interests	—	—	(3.2)	—	(3.2)
Net earnings (loss) attributable to Ball Corporation	$153.1	$159.8	$74.4	$(234.2)	$153.1

Comprehensive earnings attributable to Ball Corporation	$165.7	$171.0	$78.5	$(249.5)	$165.7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,339.2	$867.6	$(4.4)	$2,202.4

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.2	(1,112.6)	(690.9)	4.4	(1,798.9)
Depreciation and amortization	(2.8)	(31.0)	(40.7)	—	(74.5)
Selling, general and administrative	(19.5)	(44.9)	(38.5)	—	(102.9)
Business consolidation and other activities	(0.5)	(20.9)	(1.2)	—	(22.6)
Equity in results of subsidiaries	128.0	65.5	—	(193.5)	—
Intercompany	46.2	(37.3)	(8.9)	—	—
	151.6	(1,181.2)	(780.2)	(189.1)	(1,998.9)

Earnings (loss) before interest and taxes	151.6	158.0	87.4	(193.5)	203.5
Interest expense	(44.0)	0.5	(4.2)	—	(47.7)
Debt refinancing and other	(26.7)	—	—	—	(26.7)
Total interest expense	(70.7)	0.5	(4.2)	—	(74.4)
Earnings (loss) before taxes	80.9	158.5	83.2	(193.5)	129.1
Tax provision	14.2	(30.6)	(14.4)	—	(30.8)
Equity in results of affiliates, net of tax	—	0.5	0.3	—	0.8
Net earnings (loss)	95.1	128.4	69.1	(193.5)	99.1
Less net earnings attributable to noncontrolling interests	—	—	(4.0)	—	(4.0)
Net earnings (loss) attributable to Ball Corporation	$95.1	$128.4	$65.1	$(193.5)	$95.1

Comprehensive earnings attributable to Ball Corporation (a)	$101.5	$133.2	$69.3	$(202.5)	$101.5

(a)         Amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Six Month Ended June 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,522.4	$1,784.3	$(8.0)	$4,298.7

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.1)	(2,084.9)	(1,382.3)	8.0	(3,459.3)
Depreciation and amortization	(3.0)	(61.7)	(73.7)	—	(138.4)
Selling, general and administrative	(34.7)	(88.3)	(96.1)	—	(219.1)
Business consolidation and other activities	(1.0)	(10.9)	3.3	—	(8.6)
Equity in results of subsidiaries	289.4	160.9	—	(450.3)	—
Intercompany	99.2	(85.7)	(13.5)	—	—
	349.8	(2,170.6)	(1,562.3)	(442.3)	(3,825.4)

Earnings (loss) before interest and taxes	349.8	351.8	222.0	(450.3)	473.3
Interest expense	(75.5)	1.1	(6.4)	—	(80.8)
Debt refinancing and other	(33.1)	—	—	—	(33.1)
Total interest expense	(108.6)	1.1	(6.4)	—	(113.9)
Earnings (loss) before taxes	241.2	352.9	215.6	(450.3)	359.4
Tax provision	5.4	(58.4)	(46.8)	—	(99.8)
Equity in results of affiliates, net of tax	—	0.9	0.7	—	1.6
Net earnings (loss)	246.6	295.4	169.5	(450.3)	261.2
Less net earnings attributable to noncontrolling interests	—	—	(14.6)	—	(14.6)
Net earnings (loss) attributable to Ball Corporation	$246.6	$295.4	$154.9	$(450.3)	$246.6

Comprehensive earnings attributable to Ball Corporation	$243.4	$290.3	$141.0	$(431.3)	$243.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,564.5	$1,643.0	$(14.1)	$4,193.4

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,148.1)	(1,308.4)	14.1	(3,442.4)
Depreciation and amortization	(4.3)	(61.8)	(80.9)	—	(147.0)
Selling, general and administrative	(42.2)	(92.8)	(77.2)	—	(212.2)
Business consolidation and other activities	(1.3)	(42.9)	(1.1)	—	(45.3)
Equity in results of subsidiaries	209.1	111.8	—	(320.9)	—
Intercompany	88.4	(72.9)	(15.5)	—	—
	249.7	(2,306.7)	(1,483.1)	(306.8)	(3,846.9)

Earnings (loss) before interest and taxes	249.7	257.8	159.9	(320.9)	346.5
Interest expense	(85.1)	1.0	(8.4)	—	(92.5)
Debt refinancing and other	(26.7)	—	—	—	(26.7)
Total interest expense	(111.8)	1.0	(8.4)	—	(119.2)
Earnings (loss) before taxes	137.9	258.8	151.5	(320.9)	227.3
Tax provision	29.2	(48.2)	(29.9)	—	(48.9)
Net earnings (loss) from continuing operations	167.1	210.6	121.6	(320.9)	178.4
Discontinued operations, net of tax	—	0.1	—	—	0.1
Net earnings (loss)	167.1	210.7	121.6	(320.9)	178.5
Less net earnings attributable to noncontrolling interests	—	—	(11.4)	—	(11.4)
Net earnings (loss) attributable to Ball Corporation	$167.1	$210.7	$110.2	$(320.9)	$167.1

Comprehensive earnings attributable to Ball Corporation (a)	$126.7	$178.1	$66.2	$(244.3)	$126.7

(a)         Amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	June 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$4.3	$0.3	$150.7	$—	$155.3
Receivables, net	6.6	98.1	968.8	—	1,073.5
Intercompany receivables	71.6	101.4	3.9	(176.9)	—
Inventories, net	(0.1)	594.3	434.0	—	1,028.2
Deferred taxes and other current assets	12.9	99.4	50.5	—	162.8
Total current assets	95.3	893.5	1,607.9	(176.9)	2,419.8
Non-current assets
Property, plant and equipment, net	17.7	893.4	1,472.2	—	2,383.3
Investment in subsidiaries	4,737.8	2,276.7	78.6	(7,093.1)	—
Goodwill	—	935.6	1,449.5	—	2,385.1
Intangibles and other assets, net	214.3	112.1	256.8	—	583.2
Total assets	$5,065.1	$5,111.3	$4,865.0	$(7,270.0)	$7,771.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$49.0	$35.6	$323.4	$—	$408.0
Accounts payable	8.6	589.6	517.8	—	1,116.0
Intercompany payables	98.1	2.0	77.0	(177.1)	—
Accrued employee costs	14.8	115.2	86.6	—	216.6
Other current liabilities	35.0	88.5	109.5	—	233.0
Total current liabilities	205.5	830.9	1,114.3	(177.1)	1,973.6
Non-current liabilities
Long-term debt	2,800.0	0.5	328.7	—	3,129.2
Employee benefit obligations	294.7	286.2	428.4	—	1,009.3
Deferred taxes and other liabilities	558.0	(830.8)	525.2	0.3	252.7
Total liabilities	3,858.2	286.8	2,396.6	(176.8)	6,364.8

Common stock	1,105.7	855.9	531.2	(1,387.1)	1,105.7
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,158.3	4,169.2	1,734.8	(5,904.0)	4,158.3
Accumulated other comprehensive earnings (loss)	(253.1)	(200.6)	(2.1)	202.7	(253.1)
Treasury stock, at cost	(3,804.0)	—	—	—	(3,804.0)
Total Ball Corporation shareholders’ equity	1,206.9	4,824.5	2,268.7	(7,093.2)	1,206.9
Noncontrolling interests	—	—	199.7	—	199.7
Total shareholders’ equity	1,206.9	4,824.5	2,468.4	(7,093.2)	1,406.6
Total liabilties and shareholders’ equity	$5,065.1	$5,111.3	$4,865.0	$(7,270.0)	$7,771.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$218.6	$0.3	$197.1	$—	$416.0
Receivables, net	2.9	133.9	722.6	—	859.4
Intercompany receivables	178.9	99.1	1.0	(279.0)	—
Inventories, net	—	601.7	426.6	—	1,028.3
Deferred taxes and other current assets (a)	4.0	109.7	53.5	—	167.2
Total current assets (a)	404.4	944.7	1,400.8	(279.0)	2,470.9
Non-current assets
Property, plant and equipment, net	14.9	877.5	1,479.9	—	2,372.3
Investment in subsidiaries (a)	4,452.3	2,122.0	78.6	(6,652.9)	—
Goodwill (a)	—	935.6	1,464.1	—	2,399.7
Intangibles and other assets, net	206.9	100.9	269.7	—	577.5
Total assets (a)	$5,078.5	$4,980.7	$4,693.1	$(6,931.9)	$7,820.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$310.8	$30.1	$81.7	$—	$422.6
Accounts payable	6.9	525.3	466.6	—	998.8
Intercompany payables	95.1	0.4	183.5	(279.0)	—
Accrued employee costs	22.5	133.7	85.1	—	241.3
Other current liabilities	10.0	138.5	116.2	—	264.7
Total current liabilities	445.3	828.0	933.1	(279.0)	1,927.4
Non-current liabilities
Long-term debt	2,750.0	0.5	432.0	—	3,182.5
Employee benefit obligations	284.4	310.9	437.7	—	1,033.0
Deferred taxes and other liabilities (a)	374.2	(684.1)	571.4	—	261.5
Total liabilities (a)	3,853.9	455.3	2,374.2	(279.0)	6,404.4

Common stock	1,078.4	847.1	531.1	(1,378.2)	1,078.4
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings (a)	3,947.7	3,873.8	1,579.8	(5,453.6)	3,947.7
Accumulated other comprehensive earnings (loss) (a)	(249.9)	(195.5)	11.8	183.7	(249.9)
Treasury stock, at cost	(3,551.6)	—	—	—	(3,551.6)
Total Ball Corporation shareholders’ equity (a)	1,224.6	4,525.4	2,127.5	(6,652.9)	1,224.6
Noncontrolling interests	—	—	191.4	—	191.4
Total shareholders’ equity (a)	1,224.6	4,525.4	2,318.9	(6,652.9)	1,416.0
Total liabilties and shareholders’ equity (a)	$5,078.5	$4,980.7	$4,693.1	$(6,931.9)	$7,820.4

(a)         Amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(19.3)	$204.9	$24.4	$210.0

Cash flows from investing activities
Capital expenditures	(6.0)	(57.9)	(71.4)	(135.3)
Other, net	0.7	2.7	7.8	11.2
Cash provided by (used in) investing activities	(5.3)	(55.2)	(63.6)	(124.1)

Cash flows from financing activities
Long-term borrowings	375.0	—	21.9	396.9
Repayments of long-term borrowings	(640.4)	(0.3)	(121.1)	(761.8)
Net change in short-term borrowings	49.0	5.8	237.9	292.7
Proceeds from issuances of common stock	18.6	—	—	18.6
Acquisitions of treasury stock	(257.1)	—	—	(257.1)
Common dividends	(36.8)	—	—	(36.8)
Intercompany	292.7	(155.2)	(137.5)	—
Other, net	9.5	—	(6.0)	3.5
Cash provided by (used in) financing activities	(189.5)	(149.7)	(4.8)	(344.0)

Effect of exchange rate changes on cash	(0.2)	—	(2.4)	(2.6)

Change in cash and cash equivalents	(214.3)	—	(46.4)	(260.7)
Cash and cash equivalents — beginning of period	218.6	0.3	197.1	416.0
Cash and cash equivalents — end of period	$4.3	$0.3	$150.7	$155.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(99.2)	$109.8	$(95.1)	$(84.5)
Cash provided by (used in) discontinued operating activities	0.1	(2.2)	—	(2.1)
Total cash provided by (used in) operating activities	(99.1)	107.6	(95.1)	(86.6)

Cash flows from investing activities
Capital expenditures	(2.6)	(84.8)	(113.7)	(201.1)
Business acquisition, net of cash acquired	—	(12.5)	(0.1)	(12.6)
Other, net	(3.9)	0.6	(1.2)	(4.5)
Cash provided by (used in) investing activities	(6.5)	(96.7)	(115.0)	(218.2)

Cash flows from financing activities
Long-term borrowings	1,373.0	—	174.0	1,547.0
Repayments of long-term borrowings	(823.1)	—	(392.6)	(1,215.7)
Net change in short-term borrowings	4.0	29.1	198.0	231.1
Proceeds from issuances of common stock	13.6	—	—	13.6
Acquisitions of treasury stock	(215.9)	—	—	(215.9)
Common dividends	(38.0)	—	—	(38.0)
Intercompany	(191.7)	(40.0)	231.7	—
Other, net	(10.3)	—	(6.2)	(16.5)
Cash provided by (used in) financing activities	111.6	(10.9)	204.9	305.6

Effect of exchange rate changes on cash	(5.5)	—	0.1	(5.4)

Change in cash and cash equivalents	0.5	—	(5.1)	(4.6)
Cash and cash equivalents — beginning of period	0.2	0.3	173.6	174.1
Cash and cash equivalents — end of period	$0.7	$0.3	$168.5	$169.5

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

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Net sales	$2,291.9	$2,202.4	$4,298.7	$4,193.4
Net earnings attributable to Ball Corporation	153.1	95.1	246.6	167.1
Net earnings attributable to Ball Corporation as a % of consolidated net sales	6.7%	4.3%	5.7%	4.0%

Sales and net earnings in the second quarter and first six months of 2014 increased compared to the same periods in 2013 primarily due to higher metal beverage container sales volumes, higher aerospace program revenues, favorable currency translation exchange rates in Europe and lower depreciation expense, partially offset by lower North American tinplate food and aerosol container volumes. The favorable business segment performance analyzed below and lower business consolidation costs in 2014 were partially offset by higher debt refinancing costs in 2014 and a higher tax rate in 2014. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,846.4 million and $3,459.3 million in the second quarter and first six months of 2014, respectively, compared to $1,798.9 million and $3,442.4 million for the same periods in 2013. These amounts represented 80.6 percent and 80.5 percent of consolidated net sales for the second quarter and first six months of 2014, respectively, and 81.7 percent and 82.1 percent for the same periods in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $69.6 million and $138.4 million in the second quarter and first six months of 2014, respectively, compared to $74.5 million and $147.0 million for the same periods in 2013. These amounts represented 3.0 percent and 3.2 percent of consolidated net sales for the second quarter and first six months of 2014, respectively, compared to 3.4 percent and 3.5 percent for the same periods in 2013. Lower expense in 2014 was largely due to the completion of step-up depreciation related to the acquisition of the metal beverage packaging, Europe, operations in 2002.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $111.4 million and $219.1 million in the second quarter and first six months of 2014, respectively, compared to $102.9 million and $212.2 million for the same periods in 2013. These amounts represented 4.9 percent and 5.1 percent of consolidated net sales for the second quarter and first six months of 2014, respectively, and 4.7 percent and 5.1 percent for the same periods in 2013. The increase in SG&A in 2014 compared to 2013 was primarily due to incentive compensation and other employee related costs.

Interest and Taxes

Consolidated interest expense was $40.6 million and $113.9 million in the second quarter and first six months of 2014, respectively, compared to $74.4 million and $119.2 million for the same periods in 2013. Interest expense in the first six months of 2014 included $33.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 7.375 percent senior notes due September 2019. Interest expense in the second quarter of 2013 included $26.7 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts related to the tender of our 7.125 percent senior notes due September 2016, the repayment of the Term A Loan and the amendment and extension of the senior credit facilities. Interest expense, excluding the effect of debt refinancing costs, as a percentage of average monthly borrowings, was 4.7 percent and 4.6 percent in the second quarter and first six months of 2014, respectively, compared to 5.2 percent and 5.1 percent for the same periods in 2013.

The effective income tax rate for earnings from continuing operations was 27.8 percent for the first six months of 2014 compared to 21.5 percent for the first six months of 2013. The lower tax rate in 2013 was primarily the result of a benefit from the retroactive extension of the U.S. research and development (R&D) credit for 2012, as well as an interim benefit for the 2013 R&D credit. The R&D credit expired at the end of 2013. The full-year 2014 effective income tax rate is expected to be approximately 28 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Net sales	$1,130.1	$1,086.3	$2,127.7	$2,081.5

Segment earnings	$142.0	$125.7	$266.9	$229.7
Business consolidation and other activities (a)	(3.0)	(11.0)	1.8	(12.5)
Total segment earnings	$139.0	$114.7	$268.7	$217.2

Segment earnings before business consolidation costs as a % of segment net sales	12.6%	11.6%	12.5%	11.0%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture aluminum containers used in beverage packaging. In May, we announced the expansion of our Southeast Asia operations with the construction of a new one-line beverage can manufacturing facility in Myanmar, which is expected to begin production in the second half of 2015.

Segment sales in the second quarter and first six months of 2014 were $43.8 million and $46.2 million higher compared to the same periods in 2013, respectively. The increase in the second quarter was due primarily to $67 million higher sales volumes, partially offset by a reduction in the pass through price of aluminum. The increase in the first six months was due primarily to $99 million higher sales volumes mainly related to specialty container sales volumes, partially offset by a reduction in the pass through price of aluminum.

Segment earnings in the second quarter and first six months of 2014 were $16.3 million and $37.2 million higher compared to the same periods in 2013, respectively. The increase in the second quarter was due primarily to higher sales volumes and favorable product mix.  The increase in the first six months was due primarily to $34 million from higher sales volumes and favorable product mix.

Metal Beverage Packaging, Europe

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Net sales	$558.4	$508.7	$1,008.6	$911.6

Segment earnings	$73.7	$51.8	$129.2	$82.7
Business consolidation and other activities (a)	(1.1)	(1.2)	(2.3)	(2.9)
Total segment earnings	$72.6	$50.6	$126.9	$79.8

Segment earnings before business consolidation costs as a % of segment net sales	13.2%	10.2%	12.8%	9.1%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the second quarter and first six months of 2014 were $49.7 million and $97.0 million higher compared to the same periods in 2013, respectively. The increases in the second quarter and first six months were due primarily to higher sales volumes of $34 million and $70 million, respectively, as well as favorable currency exchange effects of $26 million during the second quarter and first six months of 2014.

Segment earnings in the second quarter and first six months of 2014 were $21.9 million and $46.5 million higher compared to the same periods in 2013, respectively. The increase in the second quarter earnings was mainly due to the higher sales volumes of $15 million and from favorable currency exchange effects. The increase in the first six months was due primarily to higher sales volumes of $30 million and reduced costs largely due to the completion of step-up depreciation related to the acquisition of the metal beverage packaging, Europe, operations in 2002 of approximately $14 million.

Metal Food and Household Products Packaging

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Net sales	$367.7	$382.6	$708.8	$749.8

Segment earnings	$39.8	$47.5	$76.1	$82.2
Business consolidation and other activities (a)	(4.0)	(9.7)	(7.1)	(28.5)
Total segment earnings	$35.8	$37.8	$69.0	$53.7

Segment earnings before business consolidation costs as a % of segment net sales	10.8%	12.4%	10.7%	11.0%

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

Segment sales in the second quarter and first six months of 2014 were $14.9 million and $41.0 million lower, respectively, compared to the same periods in 2013. The decrease in the second quarter and first six months was due primarily to lower North American tinplate food and aerosol container sales volumes, partially offset by higher aluminum aerosol container sales volumes in Europe and Mexico.

Segment earnings in the second quarter and first six months of 2014 were $7.7 million and $6.1 million lower, respectively, compared to the same periods in 2013. The decrease in the second quarter and first six months was due primarily to lower sales volumes and unfavorable manufacturing performance in North America, partially offset by the higher aluminum aerosol container sales volumes.

Aerospace and Technologies

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Net sales	$241.1	$226.1	$461.8	$457.5

Segment earnings	$24.8	$19.1	$48.9	$37.0
Business consolidation and other activities (a)	—	(0.2)	—	(0.2)
Total segment earnings	$24.8	$18.9	$48.9	$36.8

Segment earnings before business consolidation costs as a % of segment net sales	10.3%	8.4%	10.6%	8.1%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the second quarter and first six months of 2014 were $15.0 million and $4.3 million higher, respectively, compared to the same periods in 2013, primarily due to higher sales from U.S. national defense contracts and civil space contracts. Segment earnings in the second quarter and first six months of 2014 were $5.7 million and $11.9 million higher, respectively, primarily as a result of favorable program execution and increased recovery of pension costs.

The aerospace and technologies sales contract mix in the first six months of 2014 consisted of 62 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 38 percent fixed-price contracts. Contracted backlog was $858 million at June 30, 2014, compared to $938 million at December 31, 2013. The backlog at June 30, 2014, consisted of 44 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts and funding of programs.

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

	Six Months Ended June 30,
($ in millions)	2014	2013

Cash flows provided by (used in) operating activities	$210.0	$(86.6)
Cash flows provided by (used in) investing activities	(124.1)	(218.2)
Cash flows provided by (used in) financing activities	(344.0)	305.6

Cash flows from operations in the first six months of 2014 were improved compared to the first six months of 2013 due to favorable working capital changes and lower 2014 pension funding. The favorable working capital changes were primarily related to lower days sales outstanding, lower inventory days on hand and higher days payable outstanding. Days sales outstanding (annualized) decreased from 46 days to 43 days, inventory days on hand (annualized) decreased from 56 days to 53 days and days payable outstanding (annualized) increased from 49 days to 57 days.

We have several regional uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the accounts receivable, without recourse to Ball, and had combined limits of approximately $236 million at June 30, 2014. A total of $183.3 million and $137.5 million were sold under these programs as of June 30, 2014, and December 31, 2013, respectively. Latapack-Ball also has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $18 million at June 30, 2014. There were no accounts receivable sold as of June 30, 2014, and $6.0 million was sold as of December 31, 2013.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be in the range of $65 million in 2014, of which $36.8 million was contributed as of June 30, 2014. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $11.5 million in the first six months of 2014 and are expected to be approximately $23 million for the full year.

We expect 2014 capital expenditures for property, plant and equipment to be approximately $375 million, and approximately $209 million was contractually committed as of June 30, 2014. Capital expenditures are expected to be funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $238.5 million in the first six months of 2014 compared to $202.3 million in the first six months of 2013. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 12 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt was $3.5 billion at June 30, 2014, compared to $3.6 billion at December 31, 2013.

On December 9, 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first six months of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums.

At June 30, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $934 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $791 million of short-term uncommitted credit facilities available at June 30, 2014, of which $189.9 million was outstanding and due on demand. At December 31, 2013, the company had $57.3 million outstanding under short-term uncommitted credit facilities.

In August 2011, the company entered into an accounts receivable securitization agreement, as amended and extended from time to time. The maximum the company can borrow under the amended agreement can vary between $85 million and $175 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses. There were $160.0 million of accounts receivable sold under this agreement at June 30, 2014, and none were sold at December 31, 2013. Borrowings under the securitization agreement, if any, are included within the short-term debt and current portion of long-term debt line on the balance sheet.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at June 30, 2014, and December 31, 2013, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 10 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013

Earnings before taxes, as reported	$215.3	$129.1	$359.4	$227.3
Total interest expense	40.6	74.4	113.9	119.2
Earnings before interest and taxes (EBIT)	255.9	203.5	473.3	346.5
Business consolidation and other activities	8.6	22.6	8.6	45.3
Comparable EBIT	$264.5	$226.1	$481.9	$391.8

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended June 30, 2014, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$715.7
Add interest expense	206.5
Earnings before interest and taxes (EBIT)	922.2
Add business consolidation and other activities	42.1
Comparable EBIT	964.3
Add depreciation and amortization	291.3
Comparable EBITDA	$1,255.6

Interest expense	$(172.1)

Total debt at June 30, 2014	$3,537.2
Less cash and cash equivalents	(155.3)
Net debt	$3,381.9

Comparable EBIT/Interest expense	5.6x
Net debt/Comparable EBITDA	2.7x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2014	2013	2014	2013

Net earnings attributable to Ball Corporation, as reported	$153.1	$95.1	$246.6	$167.1
Business consolidation and other activities, net of tax	7.7	16.3	10.8	32.3
Debt refinancing costs, net of tax	—	16.3	20.6	16.3
Discontinued operations, net of tax	—	—	—	(0.1)
Comparable Net Earnings	$160.8	$127.7	$278.0	$215.6

Per diluted share, as reported	$1.07	$0.63	$1.72	$1.10
Per diluted share, as adjusted	$1.13	$0.85	$1.94	$1.43

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

During the first six months of 2014, the company entered into derivative financial instruments that reduced its exposure to currency exchange rates. Considering the company’s derivative financial instruments outstanding at June 30, 2014, currency translation exposures and currency exposures from the purchase of raw materials and sale of finished goods, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar could result in an estimated $14.3 million after-tax reduction in net earnings over a one-year period.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first six months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.               OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended June 30, 2014, except as discussed in Note 16 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended June 30, 2014.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2014	—	—	—	17,322,296
May 1 to May 31, 2014	—	—	—	17,322,296
June 1 to June 30, 2014	1,283,455	$61.30	1,283,455	16,038,841
Total	1,283,455	61.30	1,283,455

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

Item 3.                     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 30, 2014.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

There were no events required to be reported under Item 5 for the quarter ended June 30, 2014.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 11, 2014

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101