Form 10-Q
period 2014-09-30
BALL CORP
filed 2014-11-03
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission file number 1-7349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

10 Longs Peak Drive, P.O. Box 5000 Broomfield, CO (Address of registrant’s principal executive office)	80021-2510 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2014
Common Stock, without par value	136,921,950 shares

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2014

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except per share amounts)	2014	2013	2014	2013

Net sales	$2,238.9	$2,277.9	$6,537.6	$6,471.3

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,807.3)	(1,846.9)	(5,266.6)	(5,289.3)
Depreciation and amortization	(71.3)	(76.6)	(209.7)	(223.6)
Selling, general and administrative	(123.1)	(99.0)	(342.2)	(311.2)
Business consolidation and other activities	(9.2)	(43.8)	(17.8)	(89.1)
	(2,010.9)	(2,066.3)	(5,836.3)	(5,913.2)

Earnings before interest and taxes	228.0	211.6	701.3	558.1

Interest expense	(40.1)	(45.5)	(120.9)	(138.0)
Debt refinancing costs	—	(1.3)	(33.1)	(28.0)
Total interest expense	(40.1)	(46.8)	(154.0)	(166.0)

Earnings before taxes	187.9	164.8	547.3	392.1
Tax provision	(39.8)	(44.1)	(139.6)	(93.0)
Equity in results of affiliates, net of tax	0.3	0.9	1.9	0.9
Net earnings from continuing operations	148.4	121.6	409.6	300.0
Discontinued operations, net of tax	—	0.3	—	0.4

Net earnings	148.4	121.9	409.6	300.4
Less net earnings attributable to noncontrolling interests	(1.0)	(6.7)	(15.6)	(18.1)

Net earnings attributable to Ball Corporation	$147.4	$115.2	$394.0	$282.3

Amounts attributable to Ball Corporation:
Continuing operations	$147.4	$114.9	$394.0	$281.9
Discontinued operations	—	0.3	—	0.4
Net earnings	$147.4	$115.2	$394.0	$282.3

Earnings per share:
Basic - continuing operations	$1.07	$0.80	$2.83	$1.92
Basic - discontinued operations	—	—	—	—
Total basic earnings per share	$1.07	$0.80	$2.83	$1.92

Diluted - continuing operations	$1.04	$0.78	$2.76	$1.88
Diluted - discontinued operations	—	—	—	—
Total diluted earnings per share	$1.04	$0.78	$2.76	$1.88

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Net earnings	$148.4	$121.9	$409.6	$300.4

Other comprehensive earnings:
Foreign currency translation adjustment	(106.1)	57.3	(136.7)	29.7
Pension and other postretirement benefits (a)	11.7	3.0	22.6	17.0
Effective financial derivatives (b)	21.6	3.6	38.1	(22.9)
Total comprehensive earnings	75.6	185.8	333.6	324.2
Less comprehensive earnings attributable to noncontrolling interests	(0.6)	(6.6)	(15.2)	(18.3)
Comprehensive earnings attributable to Ball Corporation	$75.0	$179.2	$318.4	$305.9

(a)         Net of tax (expense) benefit of $(3.3) million and $(9.9) million for the three and nine months ended September 30, 2014, respectively, and $(4.7) million and $(13.9) million for the comparable periods in 2013, respectively.

(b)         Net of tax (expense) benefit of $(2.7) million and $(6.4) million for the three and nine months ended September 30, 2014, respectively, and $(2.4) million and $2.5 million for the comparable periods in 2013, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2014	2013

Assets
Current assets
Cash and cash equivalents	$189.5	$416.0
Receivables, net	1,049.4	859.4
Inventories, net	972.7	1,028.3
Deferred taxes and other current assets	167.2	167.2
Total current assets	2,378.8	2,470.9
Non-current assets
Property, plant and equipment, net	2,371.1	2,372.3
Goodwill	2,300.6	2,399.7
Intangibles and other assets, net	564.4	577.5
Total assets	$7,614.9	$7,820.4

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$306.5	$422.6
Accounts payable	1,251.2	998.8
Accrued employee costs	255.8	241.3
Other current liabilities	208.4	264.7
Total current liabilities	2,021.9	1,927.4
Non-current liabilities
Long-term debt	3,009.0	3,182.5
Employee benefit obligations	939.9	1,033.0
Deferred taxes and other liabilities	229.4	261.5
Total liabilities	6,200.2	6,404.4

Shareholders’ equity
Common stock (331,406,146 shares issued - 2014; 330,240,265 shares issued - 2013)	1,119.3	1,078.4
Retained earnings	4,288.1	3,947.7
Accumulated other comprehensive earnings (loss)	(325.5)	(249.9)
Treasury stock, at cost (193,764,190 shares - 2014; 188,122,102 shares - 2013)	(3,867.4)	(3,551.6)
Total Ball Corporation shareholders’ equity	1,214.5	1,224.6
Noncontrolling interests	200.2	191.4
Total shareholders’ equity	1,414.7	1,416.0
Total liabilities and shareholders’ equity	$7,614.9	$7,820.4

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
($ in millions)	2014	2013

Cash Flows from Operating Activities
Net earnings	$409.6	$300.4
Discontinued operations, net of tax	—	(0.4)
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	209.7	223.6
Business consolidation and other activities	17.8	89.1
Deferred tax provision	8.3	3.3
Other, net	(18.8)	4.8
Changes in working capital components	23.4	(207.2)
Cash provided by (used in) continuing operating activities	650.0	413.6
Cash provided by (used in) discontinued operating activities	—	(2.3)
Total cash provided by (used in) operating activities	650.0	411.3
Cash Flows from Investing Activities
Capital expenditures	(250.0)	(309.6)
Business acquisitions, net of cash acquired	—	(14.2)
Other, net	11.1	2.2
Cash provided by (used in) investing activities	(238.9)	(321.6)
Cash Flows from Financing Activities
Long-term borrowings	396.9	1,546.6
Repayments of long-term borrowings	(874.3)	(1,277.5)
Net change in short-term borrowings	199.0	(14.8)
Proceeds from issuances of common stock	27.7	24.3
Acquisitions of treasury stock	(335.5)	(292.2)
Common dividends	(54.8)	(56.8)
Other, net	7.7	(15.6)
Cash provided by (used in) financing activities	(633.3)	(86.0)

Effect of exchange rate changes on cash	(4.3)	(9.6)

Change in cash and cash equivalents	(226.5)	(5.9)
Cash and cash equivalents - beginning of period	416.0	174.1
Cash and cash equivalents - end of period	$189.5	$168.2

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

Revision of Prior Period Financial Statements Related to Deferred Taxes

During the second quarter of 2014, Ball identified errors in the determination of certain deferred tax amounts, originating in 2007 and prior, primarily related to fixed assets, Canadian entity valuation allowances and pension, other postretirement benefits and restructuring balances in a Canadian entity. The correction of these items impacted the consolidated balance sheets and statements of comprehensive earnings for the years ended December 31, 2013, 2012 and 2011, as presented in the company´s annual report and the unaudited condensed financial statements for each prior quarterly interim period. Additionally, as a result of these corrections, the 2012 consolidated statement of earnings should have included a tax provision related to the settlement of certain pension plans of the Canadian entity. The company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded that these misstatements were not material to Ball’s consolidated financial statements for the aforementioned prior periods; however, the company did conclude that correcting these prior misstatements would be material to the second quarter and full year 2014 consolidated statements of earnings. As a result of this analysis, the 2013 unaudited condensed consolidated financial statements included in this Form 10-Q have been revised to reflect the proper determination of these deferred tax positions and all related impacts. In addition, the 2013 and 2012 consolidated financial statements will be revised in the company’s 2014 Form 10-K filing. Following is a summary of the financial statement line items impacted by this revision for all periods and statements included in the company’s annual report and first quarter 2014 Form 10-Q:

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

1.              Basis of Presentation (continued)

Revised Consolidated Statement of Earnings Amounts

	Year Ended December 31, 2012
($ in millions, except per share amounts)	As previously reported	Adjustments	As revised

Tax provision	$(165.0)	$(7.2)	$(172.2)
Net earnings	426.5	(7.2)	419.3
Net earnings from continuing operations attributable to Ball	406.3	(7.2)	399.1

Basic earnings per share - continuing operations	$2.63	$(0.05)	$2.58
Diluted earnings per share - continuing operations	2.57	(0.05)	2.52

Revised Consolidated Statements of Comprehensive Earnings Amounts

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
($ in millions)	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised

Net earnings	$435.0	$—	$435.0	$426.5	$(7.2)	$419.3	$466.3	$—	$466.3
Pension and other postretirement benefits	79.2	0.5	79.7	(79.5)	7.2	(72.3)	(93.7)	0.2	(93.5)
Total comprehensive earnings	546.9	0.5	547.4	409.0	—	409.0	213.5	0.2	213.7
Comprehensive earnings attributable to Ball Corporation	518.5	0.5	519.0	386.3	—	386.3	190.9	0.2	191.1

Revised Consolidated Balance Sheets Amounts

	December 31, 2013			December 31, 2012
($ in millions)	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised

Deferred taxes and other current assets	$162.0	$5.2	$167.2	$190.8	$5.2	$196.0
Goodwill	2,404.3	(4.6)	2,399.7	2,359.4	(4.6)	2,354.8
Intangibles and other assets, net	577.5	—	577.5	531.6	13.0	544.6
Total assets	7,819.8	0.6	7,820.4	7,507.1	13.6	7,520.7
Deferred taxes and other liabilities	285.6	(24.1)	261.5	207.9	(10.6)	197.3
Total liabilities	6,428.5	(24.1)	6,404.4	6,217.1	(10.6)	6,206.5
Retained earnings	3,913.8	33.9	3,947.7	3,580.8	33.9	3,614.7
Accumulated other comprehensive earnings (loss)	(240.7)	(9.2)	(249.9)	(352.4)	(9.7)	(362.1)
Total shareholders´equity	1,391.3	24.7	1,416.0	1,290.0	24.2	1,314.2

	March 31, 2014
($ in millions)	As previously reported	Adjustments	As revised

Deferred taxes and other current assets (a)	$166.2	$5.2	$171.4
Goodwill	2,398.8	(4.6)	2,394.2
Total assets	7,744.5	0.6	7,745.1
Deferred taxes and other liabilities (b)	292.3	(24.1)	268.2
Total liabilities	6,462.4	(24.1)	6,438.3
Retained earnings	3,989.2	33.9	4,023.1
Accumulated other comprehensive earnings (loss)	(256.5)	(9.2)	(265.7)
Total shareholders´equity	1,282.1	24.7	1,306.8

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

In March 2013, accounting guidance was issued to clarify that an entity should release the cumulative translation adjustment into net earnings if the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance also affects entities that lose a controlling financial interest in an investment in a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The guidance was effective for Ball prospectively on January 1, 2014, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In August 2014, accounting guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective for Ball on January 1, 2017, and is not expected to have a material effect on the company’s consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Net sales
Metal beverage packaging, Americas & Asia	$1,079.6	$1,109.2	$3,207.3	$3,190.7
Metal beverage packaging, Europe	489.2	488.9	1,497.8	1,400.5
Metal food & household products packaging	450.6	463.6	1,159.4	1,213.4
Aerospace & technologies	221.7	217.5	683.5	675.0
Corporate and intercompany eliminations	(2.2)	(1.3)	(10.4)	(8.3)
Net sales	2,238.9	2,277.9	6,537.6	6,471.3

Net earnings
Metal beverage packaging, Americas & Asia	$133.4	$134.8	$400.3	$364.5
Business consolidation and other activities	(0.1)	(14.1)	1.7	(26.6)
Total metal beverage packaging Americas & Asia	133.3	120.7	402.0	337.9

Metal beverage packaging, Europe	63.8	60.5	193.0	143.2
Business consolidation and other activities	(4.3)	(1.7)	(6.6)	(4.6)
Total metal beverage packaging, Europe	59.5	58.8	186.4	138.6

Metal food & household products packaging	43.0	58.4	119.1	140.6
Business consolidation and other activities	(4.5)	(28.9)	(11.6)	(57.4)
Total metal food & household products packaging	38.5	29.5	107.5	83.2

Aerospace & technologies	21.2	18.0	70.1	55.0
Business consolidation and other activities	—	—	—	(0.2)
Total aerospace & technologies	21.2	18.0	70.1	54.8

Segment earnings before interest and taxes	252.5	227.0	766.0	614.5

Undistributed and corporate expenses and intercompany eliminations, net	(24.2)	(16.3)	(63.4)	(56.1)
Business consolidation and other activities	(0.3)	0.9	(1.3)	(0.3)
Total undistributed and corporate expenses and intercompany eliminations, net	(24.5)	(15.4)	(64.7)	(56.4)

Earnings before interest and taxes	228.0	211.6	701.3	558.1

Interest expense	(40.1)	(45.5)	(120.9)	(138.0)
Debt refinancing costs	—	(1.3)	(33.1)	(28.0)
Total interest expense	(40.1)	(46.8)	(154.0)	(166.0)
Tax provision	(39.8)	(44.1)	(139.6)	(93.0)
Equity in results of affiliates, net of tax	0.3	0.9	1.9	0.9
Net earnings from continuing operations	148.4	121.6	409.6	300.0
Discontinued operations, net of tax	—	0.3	—	0.4
Net earnings	148.4	121.9	409.6	300.4
Less net earnings attributable to noncontrolling interests	(1.0)	(6.7)	(15.6)	(18.1)
Net earnings attibutable to Ball Corporation	$147.4	$115.2	$394.0	$282.3

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	September 30,	December 31,
($ in millions)	2014	2013 (a)

Total Assets
Metal beverage packaging, Americas & Asia	$3,302.3	$3,425.2
Metal beverage packaging, Europe	2,353.3	2,380.1
Metal food & household products packaging (a)	1,611.4	1,556.3
Aerospace & technologies	395.2	346.1
Segment assets (a)	7,662.2	7,707.7
Corporate assets, net of eliminations (a)	(47.3)	112.7
Total assets (a)	$7,614.9	$7,820.4

(a)         2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

4.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity charges included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Metal beverage packaging, Americas & Asia	$(0.1)	$(14.1)	$1.7	$(26.6)
Metal beverage packaging, Europe	(4.3)	(1.7)	(6.6)	(4.6)
Metal food & household products packaging	(4.5)	(28.9)	(11.6)	(57.4)
Aerospace & technologies	—	—	—	(0.2)
Corporate and other	(0.3)	0.9	(1.3)	(0.3)
	$(9.2)	$(43.8)	$(17.8)	$(89.1)

2014

Metal Beverage Packaging, Americas and Asia

The first nine months included charges of $2.0 million related to a fire at a metal beverage packaging, Americas, facility.

During the first quarter, the company received and recorded compensation of $5.0 million for the reimbursement of severance costs incurred in connection with the company’s closure and relocation of the Shenzhen, PRC, manufacturing facility in 2013. Also during the first quarter, the company sold its plastic motor oil container and pail manufacturing business in the PRC and recorded a gain of $0.8 million in connection with the sale. During the third quarter, the company entered into a supplemental agreement related to the sale and recorded a loss of $1.1 million.

The third quarter and first nine months of 2014 also included net gains of $1.0 million and net charges of $1.0 million, respectively, primarily related to previously closed facilities and other insignificant activities.

Metal Food and Household Products Packaging

In the third quarter, the company recorded charges of $3.6 million related to a reduction in force to eliminate certain food can production in the Oakdale, California, facility, as well as the completion of a voluntary separation program.  The third quarter and first nine months also included charges of $0.9 million and $4.2 million, respectively, related to previously closed facilities and other insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Business Consolidation and Other Activities (continued)

During the fourth quarter of 2013, the company announced plans to close its Danville, Illinois, steel aerosol packaging facility in the second half of 2014. Charges of $3.8 million were recorded during the first nine months of 2014 in connection with the announced closure.

Metal Beverage Packaging, Europe, and Corporate

The third quarter and first nine months included charges of $0.9 million and $3.2 million, respectively, for headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as additional tax expense of $1.9 million and $6.1 million, respectively, related to this relocation. The third quarter and first nine months of 2014 also included charges of $3.7 million and $4.7 million, respectively, related to the write off of previously capitalized costs associated with the company’s Lublin, Poland, facility, and for other insignificant activities.

2013

Metal Beverage Packaging, Americas and Asia

During July 2013, the company signed a compensation agreement for approximately $72 million pretax with the PRC government to close the Shenzhen manufacturing facility and relocate the production capacity. The third quarter and first nine months included charges of $6.8 million and $8.1 million, respectively, for closure and relocation costs. The total charges in the first nine months of $8.1 million were composed of $6.6 million for severance, a majority of which was compensated in the first quarter of 2014; and $1.5 million for other costs that were not compensated under the agreement. The company also recorded charges of $7.8 million and $3.3 million, respectively, in the first nine months for the write-off of the land and building and the disposal and transfer of machinery and equipment, which were both fully compensated in the third quarter and recorded as income to offset the charges. During the third quarter of 2013, the company received $28.4 million of compensation, of which $17.3 million was deferred on the balance sheet.

The third quarter and first nine months included charges of $1.6 million and $8.7 million, respectively, to eliminate 12- ounce beverage can production from the company’s Milwaukee, Wisconsin, facility. The charges for the nine months were composed of $4.6 million for accelerated depreciation, $1.6 million for severance and other employee benefits and $2.5 million for other costs. In addition, the third quarter and first nine months of 2013 included net charges of $5.3 million and $8.4 million, respectively, primarily for ongoing costs related to the previously announced closures of Ball’s Columbus, Ohio, and Gainesville, Florida, facilities and voluntary separation programs, as well as other insignificant charges.

The third quarter and first nine months of 2013 also included net charges of $0.4 million and $1.4 million, respectively, for ongoing costs related to previously closed facilities and other insignificant costs.

Metal Food and Household Products Packaging

In the third quarter, the company recorded an accounts receivable provision of $27.0 million as a result of the October 28, 2013, bankruptcy filing of a metal food and household products packaging segment customer, see Note 5 for further details.

During the first quarter, the company announced the closure of its Elgin, Illinois, food and household products packaging facility, which was completed in December 2013. Charges of $1.9 million and $28.0 million were recorded in the third quarter and first nine months, respectively, in connection with the closure. The total charges in the first nine months were composed of $16.0 million for severance, pension and other employee benefits; $4.2 million for the write down of the land and building to net realizable value; and $7.8 million for the accelerated depreciation on assets to be abandoned and other closure costs. The Elgin plant produced steel aerosol and specialty cans, as well as flat steel sheet used by other Ball facilities. The plant’s production capabilities are being supplied by other Ball food and household products packaging facilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Business Consolidation and Other Activities (continued)

The second quarter also included a charge of $5.9 million to migrate certain hourly employees from a multi-employer defined benefit pension plan as of January 1, 2014, to a Ball-sponsored defined benefit pension plan. Additionally, in the first six months, $3.5 million was accrued for the reimbursement of funds paid in 2012 for the settlement of certain Canadian defined benefit pension liabilities related to previously closed facilities.

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

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Total

Balance at December 31, 2013	$1.9	$14.7	$16.6
(Gains) charges in earnings	(1.7)	9.1	7.4
Cash payments and other activity	(0.2)	(18.0)	(18.2)
Balance at September 30, 2014	$—	$5.8	$5.8

The carrying value of assets held for sale in connection with facility closures was $15.7 million at September 30, 2014, and $20.4 million at December 31, 2013.

5.              Receivables

	September 30,	December 31,
($ in millions)	2014	2013

Trade accounts receivable	$940.6	$835.2
Less allowance for doubtful accounts	(7.1)	(36.3)
Net trade accounts receivable	933.5	798.9
Other receivables	115.9	60.5
	$1,049.4	$859.4

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Receivables (continued)

The company has entered into several regional uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the accounts receivable, without recourse to Ball, and had combined limits of approximately $279 million at September 30, 2014. A total of $232.5 million and $137.5 million were sold under these programs as of September 30, 2014, and December 31, 2013, respectively. In addition, Latapack-Ball has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $8 million at September 30, 2014. There were no accounts receivable sold as of September 30, 2014, and $6.0 million were sold as of December 31, 2013.

6.              Inventories

	September 30,	December 31,
($ in millions)	2014	2013

Raw materials and supplies	$456.0	$465.6
Work-in-process and finished goods	562.2	609.6
Less inventory reserves	(45.5)	(46.9)
	$972.7	$1,028.3

7.              Property, Plant and Equipment

	September 30,	December 31,
($ in millions)	2014	2013

Land	$65.8	$67.6
Buildings	965.1	980.9
Machinery and equipment	3,615.7	3,647.8
Construction-in-progress	328.7	232.9
	4,975.3	4,929.2
Accumulated depreciation	(2,604.2)	(2,556.9)
	$2,371.1	$2,372.3

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $60.9 million and $179.1 million for the three and nine months ended September 30, 2014, respectively, and $66.8 million and $194.9 million for the comparable periods in 2013, respectively.

8.             Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2013 (a)	$740.7	$1,037.2	$613.2	$8.6	$2,399.7
Business disposition	(1.2)	—	—	—	(1.2)
Effects of currency exchange rates	—	(83.9)	(14.0)	—	(97.9)
Balance at September 30, 2014	$739.5	$953.3	$599.2	$8.6	$2,300.6

(a)         2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

9.              Intangibles and Other Assets

	September 30,	December 31,
($ in millions)	2014	2013

Investment in affiliates	$33.9	$33.7
Intangible assets (net of accumulated amortization of $110.0 million at September 30, 2014, and $93.7 million at December 31, 2013)	144.7	166.1
Capitalized software (net of accumulated amortization of $100.5 million at September 30, 2014, and $91.3 million at December 31, 2013)	64.0	65.0
Company and trust-owned life insurance	160.2	150.9
Deferred financing costs	37.9	46.2
Other	123.7	115.6
	$564.4	$577.5

Total amortization expense of intangible assets amounted to $10.4 million and $30.6 million for the three and nine months ended September 30, 2014, respectively, and $9.8 million and $28.7 million for the comparable periods in 2013, respectively.

10.       Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2014	2013

Notes Payable
7.375% Senior Notes, due September 2019	$—	$315.4
6.75% Senior Notes, due September 2020	500.0	500.0
5.75% Senior Notes, due May 2021	500.0	500.0
5.00% Senior Notes, due March 2022	750.0	750.0
4.00% Senior Notes, due November 2023	1,000.0	1,000.0
Senior Credit Facilities, due June 2018 (at variable rates)
Term B Loan, British sterling denominated	—	60.8
Term C Loan, euro denominated	98.3	111.2
Multi-currency revolver, euro denominated	—	96.6
Latapack-Ball Notes Payable (at various rates and terms), denominated in various currencies	213.0	215.8
Other (including discounts and premiums), denominated in various currencies	2.1	(2.0)
	3,063.4	3,547.8

Less: Current portion of long-term debt	(54.4)	(365.3)
	$3,009.0	$3,182.5

The senior credit facilities bear interest at variable rates and include the term loans described in the table above, as well as a long-term, multi-currency committed revolving credit facility that provides the company with up to the U.S. dollar equivalent of $1 billion.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.       Debt (continued)

On December 9, 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first nine months of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums.

At September 30, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $984 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $840 million of short-term uncommitted credit facilities available at September 30, 2014, of which $113.1 million was outstanding and due on demand. At December 31, 2013, the company had $57.3 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, totaling $139.0 million at September 30, 2014.  This agreement, which has been amended and extended from time to time, is scheduled to mature in June 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $85 million and $175 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The fair value of the long-term debt at September 30, 2014, and at December 31, 2013, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at September 30, 2014, and December 31, 2013, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2014	2013

Underfunded defined benefit pension liabilities	$509.2	$601.9
Less current portion and prepaid pension assets	(22.2)	(21.4)
Long-term defined benefit pension liabilities	487.0	580.5
Retiree medical and other postemployment benefits	162.0	165.9
Deferred compensation plans	261.6	257.1
Other	29.3	29.5
	$939.9	$1,033.0

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended September 30,
	2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$11.5	$3.1	$14.6	$12.1	$2.5	$14.6
Interest cost	15.6	6.5	22.1	13.8	5.9	19.7
Expected return on plan assets	(20.6)	(4.2)	(24.8)	(19.3)	(3.4)	(22.7)
Amortization of prior service cost	—	(0.2)	(0.2)	—	(0.1)	(0.1)
Recognized net actuarial loss	7.2	2.0	9.2	10.7	1.2	11.9
Net periodic benefit cost for Ball-sponsored plans	13.7	7.2	20.9	17.3	6.1	23.4

Multi-employer plans:
Net periodic benefit cost for multi-employer plans	0.7	—	0.7	0.7	—	0.7

Total net periodic benefit cost	$14.4	$7.2	$21.6	$18.0	$6.1	$24.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Employee Benefit Obligations (continued)

	Nine Months Ended September 30,
	2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$34.3	$10.2	$44.5	$36.5	$7.5	$44.0
Interest cost	46.8	19.6	66.4	41.4	17.8	59.2
Expected return on plan assets	(61.6)	(12.9)	(74.5)	(58.0)	(10.2)	(68.2)
Amortization of prior service cost	—	(0.4)	(0.4)	—	(0.3)	(0.3)
Recognized net actuarial loss	21.6	6.2	27.8	32.0	3.7	35.7
Curtailment and settlement losses (gains) (a)	—	—	—	4.1	—	4.1
Net periodic benefit cost for Ball-sponsored plans	41.1	22.7	63.8	56.0	18.5	74.5

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	2.0	—	2.0	2.0	—	2.0
Curtailment and settlement losses (gains) (a)	—	—	—	9.8	—	9.8
Net periodic benefit cost for multi-employer plans	2.0	—	2.0	11.8	—	11.8

Total net periodic benefit cost	$43.1	$22.7	$65.8	$67.8	$18.5	$86.3

(a)         Curtailment and settlement losses (gains) in 2013 were related to the closure of the company’s Elgin, Illinois, facility and the migration of certain of the company’s Weirton, West Virginia, hourly employees from a multi-employer defined benefit pension plan to the Ball-sponsored defined benefit pension plans as of January 1, 2014. Further details are available in Note 4.

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were $83.6 million in the first nine months of 2014 ($89.7 million in 2013). The total contributions to these funded plans are expected to be in the range of $90 million for the full year. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Payments to participants in the unfunded German plans were $17.1 million in the first nine months of 2014 and are expected to be approximately $23 million for the full year.

In September 2014, the company executed a lump sum buyout offering for certain terminated vested pension plan participants in its U.S. defined benefit pension plans. The program provides participants with a one-time election to receive a lump-sum payout in full settlement of their remaining pension benefit. The company expects to record a non-cash charge of approximately $40 million for the settlement of its pension benefit obligations in connection with this program in the fourth quarter of 2014, when lump sum payments are made. The charge will be based on pension asset values and liabilities at the time of the settlement and could change from the existing estimate based on actual asset returns and any changes to assumptions used to value pension benefit obligations, such as interest rates and mortality.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2013 (a)	$180.7	$(391.8)	$(38.8)	$(249.9)
Other comprehensive earnings (loss) before reclassifications	(136.3)	5.1	4.8	(126.4)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	17.5	33.3	50.8
Balance at September 30, 2014	$44.4	$(369.2)	$(0.7)	$(325.5)

(a)         2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(2.5)	$2.8	$(3.0)	$5.2
Commodity contracts and currency exchange contracts recorded in cost of sales	(20.3)	(13.2)	(34.2)	(23.6)
Interest rate contracts recorded in interest expense	0.1	(0.3)	(0.2)	(0.8)
Total before tax effect	(22.7)	(10.7)	(37.4)	(19.2)
Tax benefit (expense) on amounts reclassified into earnings	3.2	2.7	4.1	5.3
Recognized gain (loss)	$(19.5)	$(8.0)	$(33.3)	$(13.9)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.1	$0.1	$0.3	$0.3
Actuarial gains (losses)	(9.2)	(11.9)	(27.7)	(35.7)
Total before tax effect	(9.1)	(11.8)	(27.4)	(35.4)
Tax benefit (expense) on amounts reclassified into earnings	3.3	4.7	9.9	13.9
Recognized gain (loss)	$(5.8)	$(7.1)	$(17.5)	$(21.5)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.  Earnings and Dividends Per Share

	Three Months Ended		Nine Months Ended
($ in millions, except per share amounts;	September 30,		September 30,
shares in thousands)	2014	2013	2014	2013

Net earnings attributable to Ball Corporation	$147.4	$115.2	$394.0	$282.3

Basic weighted average common shares	138,010	144,714	139,133	146,910
Effect of dilutive securities	4,080	3,181	3,853	3,212
Weighted average shares applicable to diluted earnings per share	142,090	147,895	142,986	150,122

Per basic share	$1.07	$0.80	$2.83	$1.92
Per diluted share	$1.04	$0.78	$2.76	$1.88

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled 1.2 million in the nine months ended September 30, 2014, and 1.4 million and 1.5 million in the three and nine months ended September 30, 2013, respectively. There were no options or SSARS excluded in the three months ended September 30, 2014.

The company declared and paid dividends of $0.13 per share in the first three quarters of both 2014 and 2013.

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

The company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $332 million at September 30, 2014. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated,  as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next three years. Included in shareholders’ equity at September 30, 2014, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $2.0 million associated with these contracts. A net gain of $3.6 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in an insignificant earnings impact to Ball.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 30, 2014, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At September 30, 2014, the company had outstanding interest rate swap contracts with notional amounts of approximately $117 million paying fixed rates expiring within the next four years. The after-tax loss included in shareholders’ equity at September 30, 2014, within accumulated other comprehensive earnings (loss) is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage significant currency exposures. At September 30, 2014, the company had outstanding forward and option contracts with notional amounts totaling approximately $455 million. Included in shareholders’ equity at September 30, 2014, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $2.7 million associated with these contracts. A net loss of $2.8 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at September 30, 2014, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.3 million on pretax earnings. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that, after renewals, will be outstanding until March 2015 and December 2014, respectively. The swaps have a notional value of 1 million shares and 300,000 shares, respectively. As of September 30, 2014, the combined fair value of these swaps was a $1.8 million loss. All gains and losses on the total return swaps are recorded in the unaudited condensed consolidated statements of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of September 30, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $8.8 million and no collateral was required to be posted. As of December 31, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $48.0 million and no collateral was required to be posted.

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

	2014			2013
($ in millions)	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Total

Assets:
Commodity contracts	$6.3	$0.6	$6.9	$2.6	$1.7	$4.3
Foreign currency contracts	1.2	2.5	3.7	0.2	1.5	1.7
Other contracts	—	—	—	—	1.1	1.1
Total current derivative contracts	$7.5	$3.1	$10.6	$2.8	$4.3	$7.1

Commodity contracts	$6.1	$—	$6.1	$—	$—	$—
Foreign currency contracts	—	—	—	—	0.1	0.1
Interest contracts	0.5	—	0.5	—	—	—
Total noncurrent derivative contracts	$6.6	$—	$6.6	$—	$0.1	$0.1

Liabilities:
Commodity contracts	$6.3	$0.6	$6.9	$19.2	$2.0	$21.2
Foreign currency contracts	3.9	3.1	7.0	1.5	6.1	7.6
Interest rate and other contracts	0.5	1.8	2.3	0.8	—	0.8
Total current derivative contracts	$10.7	$5.5	$16.2	$21.5	$8.1	$29.6

Commodity contracts	$7.4	$—	$7.4	$20.3	$—	$20.3
Foreign currency contracts	0.3	—	0.3	—	—	—
Interest rate contracts	0.2	—	0.2	—	—	—
Total noncurrent derivative contracts	$7.9	$—	$7.9	$20.3	$—	$20.3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2014, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended September 30,
	2014		2013
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(22.7)	$4.7	$(10.0)	$(0.4)
Interest rate contracts (b)	0.1	—	(0.3)	—
Foreign currency contracts (c)	(0.1)	(14.4)	(0.4)	0.3
Equity contracts (d)	—	(3.6)	—	0.3
Total	$(22.7)	$(13.3)	$(10.7)	$0.2

	Nine Months Ended September 30,
	2014		2013
($ in millions)	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts (a)	$(37.4)	$5.5	$(17.7)	$(1.9)
Interest rate contracts (b)	(0.2)	—	(0.8)	—
Foreign currency contracts (c)	0.2	(19.5)	(0.7)	3.7
Equity contracts (d)	—	(3.9)	—	(1.5)
Total	$(37.4)	$(17.9)	$(19.2)	$0.3

(a)         Gains and losses on commodity contracts are recorded in sales and cost of sales in the consolidated statements of earnings. Virtually all these gains and losses were passed through to our customers, resulting in no significant impact to earnings.

(b)         Gains and losses on interest contracts are recorded in interest expense in the consolidated statements of earnings.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

15.  Financial Instruments and Risk Management (continued)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Amounts reclassified into earnings:
Commodity contracts	$22.7	$10.0	$37.4	$17.7
Interest rate contracts	(0.1)	0.3	0.2	0.8
Currency exchange contracts	0.1	0.4	(0.2)	0.7
Change in fair value of cash flow hedges:
Commodity contracts	1.4	(1.7)	8.1	(46.1)
Interest rate contracts	0.2	(0.5)	(0.2)	0.4
Currency exchange contracts	(0.7)	(1.4)	(1.9)	1.9
Foreign currency and tax impacts	(2.0)	(3.4)	(5.3)	1.5
	$21.6	$3.7	$38.1	$(23.1)

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

Latapack-Ball’s operations are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact Ball Corporation’s results of operations, financial position or cash flows. Under customary local regulations, Latapack-Ball may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of Latapack-Ball or Ball Corporation.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2014, and December 31, 2013, and for the nine months ended September 30, 2014 and 2013. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,363.0	$878.1	$(2.2)	$2,238.9

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,124.5)	(685.0)	2.2	(1,807.3)
Depreciation and amortization	(1.6)	(33.2)	(36.5)	—	(71.3)
Selling, general and administrative	(22.6)	(45.9)	(54.6)	—	(123.1)
Business consolidation and other activities	(2.8)	(3.1)	(3.3)	—	(9.2)
Equity in results of subsidiaries	137.2	69.7	—	(206.9)	—
Intercompany	52.4	(45.6)	(6.8)	—	—
	162.6	(1,182.6)	(786.2)	(204.7)	(2,010.9)

Earnings (loss) before interest and taxes	162.6	180.4	91.9	(206.9)	228.0
Interest expense	(37.1)	0.9	(3.9)	—	(40.1)
Earnings (loss) before taxes	125.5	181.3	88.0	(206.9)	187.9
Tax provision	21.9	(45.7)	(16.0)	—	(39.8)
Equity in results of affiliates, net of tax	—	0.5	(0.2)	—	0.3
Net earnings (loss)	147.4	136.1	71.8	(206.9)	148.4
Less net earnings attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)
Net earnings (loss) attributable to Ball Corporation	$147.4	$136.1	$70.8	$(206.9)	$147.4

Comprehensive earnings attributable to Ball Corporation	$75.0	$62.2	$(1.8)	$(60.4)	$75.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,392.6	$890.3	$(5.0)	$2,277.9

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,152.0)	(699.9)	5.0	(1,846.9)
Depreciation and amortization	(1.6)	(33.0)	(42.0)	—	(76.6)
Selling, general and administrative	(16.7)	(42.7)	(39.6)	—	(99.0)
Business consolidation and other activities	0.9	(36.2)	(8.5)	—	(43.8)
Equity in results of subsidiaries	137.5	73.7	—	(211.2)	—
Intercompany	46.7	(37.7)	(9.0)	—	—
	166.8	(1,227.9)	(799.0)	(206.2)	(2,066.3)

Earnings (loss) before interest and taxes	166.8	164.7	91.3	(211.2)	211.6
Interest expense	(43.3)	0.6	(2.8)	—	(45.5)
Debt refinancing and other	(1.3)	—	—	—	(1.3)
Total interest expense	(44.6)	0.6	(2.8)	—	(46.8)
Earnings (loss) before taxes	122.2	165.3	88.5	(211.2)	164.8
Tax provision	(7.0)	(24.6)	(12.5)	—	(44.1)
Equity in results of affiliates, net of tax	—	0.6	0.3	—	0.9
Net earnings (loss) from continuing operations	115.2	141.3	76.3	(211.2)	121.6
Discontinued operations, net of tax	—	0.3	—	—	0.3
Net earnings (loss)	115.2	141.6	76.3	(211.2)	121.9
Less net earnings attributable to noncontrolling interests	—	—	(6.7)	—	(6.7)
Net earnings (loss) attributable to Ball Corporation	$115.2	$141.6	$69.6	$(211.2)	$115.2

Comprehensive earnings attributable to Ball Corporation (a)	$179.2	$204.3	$125.6	$(329.9)	$179.2

(a)        Amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,885.4	$2,662.4	$(10.2)	$6,537.6

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.1)	(3,209.4)	(2,067.3)	10.2	(5,266.6)
Depreciation and amortization	(4.6)	(94.9)	(110.2)	—	(209.7)
Selling, general and administrative	(57.3)	(134.2)	(150.7)	—	(342.2)
Business consolidation and other activities	(3.8)	(14.0)	—	—	(17.8)
Equity in results of subsidiaries	426.6	230.6	—	(657.2)	—
Intercompany	151.6	(131.3)	(20.3)	—	—
	512.4	(3,353.2)	(2,348.5)	(647.0)	(5,836.3)

Earnings (loss) before interest and taxes	512.4	532.2	313.9	(657.2)	701.3
Interest expense	(112.6)	2.0	(10.3)	—	(120.9)
Debt refinancing and other	(33.1)	—	—	—	(33.1)
Total interest expense	(145.7)	2.0	(10.3)	—	(154.0)
Earnings (loss) before taxes	366.7	534.2	303.6	(657.2)	547.3
Tax provision	27.3	(104.1)	(62.8)	—	(139.6)
Equity in results of affiliates, net of tax	—	1.4	0.5	—	1.9
Net earnings (loss)	394.0	431.5	241.3	(657.2)	409.6
Less net earnings attributable to noncontrolling interests	—	—	(15.6)	—	(15.6)
Net earnings (loss) attributable to Ball Corporation	$394.0	$431.5	$225.7	$(657.2)	$394.0

Comprehensive earnings attributable to Ball Corporation	$318.4	$352.5	$139.2	$(491.7)	$318.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,957.1	$2,533.3	$(19.1)	$6,471.3

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,300.1)	(2,008.3)	19.1	(5,289.3)
Depreciation and amortization	(5.9)	(94.8)	(122.9)	—	(223.6)
Selling, general and administrative	(58.9)	(135.5)	(116.8)	—	(311.2)
Business consolidation and other activities	(0.4)	(79.1)	(9.6)	—	(89.1)
Equity in results of subsidiaries	346.6	185.5	—	(532.1)	—
Intercompany	135.1	(110.6)	(24.5)	—	—
	416.5	(3,534.6)	(2,282.1)	(513.0)	(5,913.2)

Earnings (loss) before interest and taxes	416.5	422.5	251.2	(532.1)	558.1
Interest expense	(128.4)	1.6	(11.2)	—	(138.0)
Debt refinancing and other	(28.0)	—	—	—	(28.0)
Total interest expense	(156.4)	1.6	(11.2)	—	(166.0)
Earnings (loss) before taxes	260.1	424.1	240.0	(532.1)	392.1
Tax provision	22.2	(72.8)	(42.4)	—	(93.0)
Equity in results of affiliates, net of tax	—	0.6	0.3	—	0.9
Net earnings (loss) from continuing operations	282.3	351.9	197.9	(532.1)	300.0
Discontinued operations, net of tax	—	0.4	—	—	0.4
Net earnings (loss)	282.3	352.3	197.9	(532.1)	300.4
Less net earnings attributable to noncontrolling interests	—	—	(18.1)	—	(18.1)
Net earnings (loss) attributable to Ball Corporation	$282.3	$352.3	$179.8	$(532.1)	$282.3

Comprehensive earnings attributable to Ball Corporation (a)	$305.9	$382.4	$191.8	$(574.2)	$305.9

(a)         Amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	September 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$5.4	$0.4	$183.7	$—	$189.5
Receivables, net	3.7	253.4	792.3	—	1,049.4
Intercompany receivables	69.0	98.9	4.0	(171.9)	—
Inventories, net	(0.1)	541.4	431.4	—	972.7
Deferred taxes and other current assets	36.3	84.9	46.0	—	167.2
Total current assets	114.3	979.0	1,457.4	(171.9)	2,378.8
Non-current assets
Property, plant and equipment, net	15.8	917.1	1,438.2	—	2,371.1
Investment in subsidiaries	4,806.5	2,268.1	78.6	(7,153.2)	—
Goodwill	—	935.6	1,365.0	—	2,300.6
Intangibles and other assets, net	208.6	111.6	244.2	—	564.4
Total assets	$5,145.2	$5,211.4	$4,583.4	$(7,325.1)	$7,614.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$22.4	$32.4	$251.7	$—	$306.5
Accounts payable	7.7	695.4	548.1	—	1,251.2
Intercompany payables	98.6	1.6	71.7	(171.9)	—
Accrued employee costs	43.1	121.6	91.1	—	255.8
Other current liabilities	5.9	94.6	107.9	—	208.4
Total current liabilities	177.7	945.6	1,070.5	(171.9)	2,021.9
Non-current liabilities
Long-term debt	2,749.9	0.5	258.6	—	3,009.0
Employee benefit obligations	292.9	250.8	396.2	—	939.9
Deferred taxes and other liabilities	710.2	(872.5)	391.7	—	229.4
Total liabilities	3,930.7	324.4	2,117.0	(171.9)	6,200.2

Common stock	1,119.3	856.1	530.7	(1,386.8)	1,119.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,288.1	4,305.4	1,805.4	(6,110.8)	4,288.1
Accumulated other comprehensive earnings (loss)	(325.5)	(274.5)	(74.7)	349.2	(325.5)
Treasury stock, at cost	(3,867.4)	—	—	—	(3,867.4)
Total Ball Corporation shareholders’ equity	1,214.5	4,887.0	2,266.2	(7,153.2)	1,214.5
Noncontrolling interests	—	—	200.2	—	200.2
Total shareholders’ equity	1,214.5	4,887.0	2,466.4	(7,153.2)	1,414.7
Total liabilties and shareholders’ equity	$5,145.2	$5,211.4	$4,583.4	$(7,325.1)	$7,614.9

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(14.7)	$301.1	$363.6	$650.0

Cash flows from investing activities
Capital expenditures	(8.4)	(120.1)	(121.5)	(250.0)
Other, net	4.2	1.6	5.3	11.1
Cash provided by (used in) investing activities	(4.2)	(118.5)	(116.2)	(238.9)

Cash flows from financing activities
Long-term borrowings	375.0	—	21.9	396.9
Repayments of long-term borrowings	(690.4)	(0.3)	(183.6)	(874.3)
Net change in short-term borrowings	22.4	2.6	174.0	199.0
Proceeds from issuances of common stock	27.7	—	—	27.7
Acquisitions of treasury stock	(335.5)	—	—	(335.5)
Common dividends	(54.8)	—	—	(54.8)
Intercompany	452.1	(184.8)	(267.3)	—
Other, net	13.9	—	(6.2)	7.7
Cash provided by (used in) financing activities	(189.6)	(182.5)	(261.2)	(633.3)

Effect of exchange rate changes on cash	(4.7)	—	0.4	(4.3)

Change in cash and cash equivalents	(213.2)	0.1	(13.4)	(226.5)
Cash and cash equivalents — beginning of period	218.6	0.3	197.1	416.0
Cash and cash equivalents — end of period	$5.4	$0.4	$183.7	$189.5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

18.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$(117.1)	$378.9	$151.8	$413.6
Cash provided by (used in) discontinued operating activities	0.2	(2.5)	—	(2.3)
Total cash provided by (used in) operating activities	$(116.9)	$376.4	$151.8	$411.3

Cash flows from investing activities
Capital expenditures	(4.4)	(122.9)	(182.3)	(309.6)
Business acquisition, net of cash acquired	—	(12.5)	(1.7)	(14.2)
Other, net	(6.5)	0.6	8.1	2.2
Cash provided by (used in) investing activities	(10.9)	(134.8)	(175.9)	(321.6)

Cash flows from financing activities
Long-term borrowings	1,373.0	—	173.6	1,546.6
Repayments of long-term borrowings	(882.7)	—	(394.8)	(1,277.5)
Net change in short-term borrowings	(25.0)	40.6	(30.4)	(14.8)
Proceeds from issuances of common stock	24.3	—	—	24.3
Acquisitions of treasury stock	(292.2)	—	—	(292.2)
Common dividends	(56.8)	—	—	(56.8)
Intercompany	1.4	(282.2)	280.8	—
Other, net	(9.1)	—	(6.5)	(15.6)
Cash provided by (used in) financing activities	132.9	(241.6)	22.7	(86.0)

Effect of exchange rate changes on cash	(3.5)	—	(6.1)	(9.6)

Change in cash and cash equivalents	1.6	—	(7.5)	(5.9)
Cash and cash equivalents — beginning of period	0.2	0.3	173.6	174.1
Cash and cash equivalents — end of period	$1.8	$0.3	$166.1	$168.2

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

•                  Broadening our geographic reach with the construction and start up of three beverage container manufacturing facilities in China, Brazil and Vietnam, the announcement of investments in Myanmar and India and the award of a South Korean environmental instrument in our aerospace business; and

•                  Leveraging our technological expertise in packaging innovation and aerospace technologies to maintain our competitive advantage today and in the future.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Net sales	$2,238.9	$2,277.9	$6,537.6	$6,471.3
Net earnings attributable to Ball Corporation	147.4	115.2	394.0	282.3
Net earnings attributable to Ball Corporation as a % of consolidated net sales	6.6%	5.1%	6.0%	4.4%

Sales in the third quarter of 2014 decreased compared to the third quarter 2013 primarily due to lower metal beverage container sales volumes in Brazil and lower North American food and household product sales volumes. Net earnings in the third quarter of 2014 increased compared to the same period in 2013 primarily due to higher metal beverage container sales volumes, lower depreciation expense, lower business consolidation costs, lower interest expense and a lower tax rate in 2014, partially offset by lower North American food and household product sales volumes.

Sales in the first nine months of 2014 increased compared to the same period in 2013 primarily due to higher metal beverage container sales volumes and higher aerospace program revenues, partially offset by lower North American food and household product volumes. Net earnings in the first nine months of 2014 increased compared to the same period in 2013 primarily due to higher metal beverage container sales volumes, favorable currency translation exchange rates in Europe, lower depreciation expense, lower business consolidation costs and lower interest expense, partially offset by lower North American food and household product volumes, unfavorable tinplate service center manufacturing performance in the U.S, higher debt refinancing costs in 2014 and a higher tax rate in 2014.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,807.3 million and $5,266.6 million in the third quarter and first nine months of 2014, respectively, compared to $1,846.9 million and $5,289.3 million for the same periods in 2013. These amounts represented 80.7 percent and 80.6 percent of consolidated net sales for the third quarter and first nine months of 2014, respectively, and 81.1 percent and 81.7 percent for the same periods in 2013.

Depreciation and Amortization

Depreciation and amortization expense was $71.3 million and $209.7 million in the third quarter and first nine months of 2014, respectively, compared to $76.6 million and $223.6 million for the same periods in 2013. These amounts represented 3.2 percent of consolidated net sales for both the third quarter and first nine months of 2014, compared to 3.4 percent and 3.5 percent for the same periods in 2013, respectively. Lower expense in 2014 was largely due to the completion of step-up depreciation related to the acquisition of the metal beverage packaging, Europe, operations in 2002.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $123.1 million and $342.2 million in the third quarter and first nine months of 2014, respectively, compared to $99.0 million and $311.2 million for the same periods in 2013. These amounts represented 5.5 percent and 5.2 percent of consolidated net sales for the third quarter and first nine months of 2014, respectively, and 4.3 percent and 4.8 percent for the same periods in 2013. The increase in SG&A in 2014 compared to 2013 was primarily due to higher incentive compensation costs and currency exchange fluctuations.

Interest and Taxes

Consolidated interest expense was $40.1 million and $154.0 million in the third quarter and first nine months of 2014, respectively, compared to $46.8 million and $166.0 million for the same periods in 2013. Interest expense in the first nine months of 2014 included $33.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 7.375 percent senior notes due September 2019. Interest expense in the first nine months of 2013 included $28.0 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts related to the tender of our 7.125 percent senior notes due September 2016, the repayment of the Term A Loan and the amendment and extension of the senior credit facilities. Interest expense, excluding the effect of debt refinancing costs, as a percentage of average monthly borrowings, was 5.0 percent and 4.8 percent in the third quarter and first nine months of 2014, respectively, compared to 5.1 percent for both the third quarter and first nine months of 2013.

The effective income tax rate for earnings from continuing operations was 25.5 percent for the first nine months of 2014 compared to 23.7 percent for the first nine months of 2013. The lower tax rate in 2013 was primarily the result of a benefit from the retroactive extension of the U.S. research and development (R&D) credit for 2012, as well as an interim benefit for the 2013 R&D credit. The R&D credit expired at the end of 2013. The full-year 2014 effective income tax rate is expected to be approximately 25 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Net sales	$1,079.6	$1,109.2	$3,207.3	$3,190.7

Segment earnings	$133.4	$134.8	$400.3	$364.5
Business consolidation and other activities (a)	(0.1)	(14.1)	1.7	(26.6)
Total segment earnings	$133.3	$120.7	$402.0	$337.9

Segment earnings before business consolidation costs as a % of segment net sales	12.4%	12.2%	12.5%	11.4%

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

Segment sales in the third quarter and first nine months of 2014 were $29.6 million lower and $16.6 million higher, respectively, compared to the same periods in 2013. The decrease in the third quarter was due primarily to $20 million lower sales volumes, principally related to lower volumes in Brazil. The increase in the first nine months was due primarily to $79 million higher sales volumes, partially offset by a reduction in the pass through price of aluminum.

Segment earnings in the third quarter and first nine months of 2014 were $1.4 million lower and $35.8 million higher, respectively, compared to the same periods in 2013. The decrease in the third quarter was due primarily to lower sales volumes as mentioned above. The increase in the first nine months was due primarily to $29 million from higher sales volumes and favorable product mix.

Metal Beverage Packaging, Europe

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Net sales	$489.2	$488.9	$1,497.8	$1,400.5

Segment earnings	$63.8	$60.5	$193.0	$143.2
Business consolidation and other activities (a)	(4.3)	(1.7)	(6.6)	(4.6)
Total segment earnings	$59.5	$58.8	$186.4	$138.6

Segment earnings before business consolidation costs as a % of segment net sales	13.0%	12.4%	12.9%	10.2%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the third quarter and first nine months of 2014 were flat and $97.3 million higher compared to the same periods in 2013, respectively. The increase in the first nine months was due primarily to higher sales volumes and favorable product mix of $61 million and favorable currency exchange effects of $45 million.

Segment earnings in the third quarter and first nine months of 2014 were $3.3 million and $49.8 million higher compared to the same periods in 2013, respectively. The increase in the third quarter earnings was mainly due to the higher specialty container sales volumes. The increase in the first nine months was due primarily to higher sales volumes of $26 million and reduced costs largely due to the completion of step-up depreciation related to the acquisition of the metal beverage packaging, Europe, operations in 2002 of approximately $22 million.

Metal Food and Household Products Packaging

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Net sales	$450.6	$463.6	$1,159.4	$1,213.4

Segment earnings	$43.0	$58.4	$119.1	$140.6
Business consolidation and other activities (a)	(4.5)	(28.9)	(11.6)	(57.4)
Total segment earnings	$38.5	$29.5	$107.5	$83.2

Segment earnings before business consolidation costs as a % of segment net sales	9.5%	12.6%	10.3%	11.6%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico and Argentina that manufacture and sell metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs. In October 2014, we began the construction of a new aluminum aerosol can manufacturing facility in India, which is expected to begin production in the second half of 2015.

Segment sales in the third quarter and first nine months of 2014 were $13.0 million and $54.0 million lower, respectively, compared to the same periods in 2013. The decrease in the third quarter was due primarily to lower sales volumes. The decrease in the first nine months was due primarily to lower sales volumes, partially offset by higher aluminum aerosol container sales volumes in Europe and Mexico.

Segment earnings in the third quarter and first nine months of 2014 were $15.4 million and $21.5 million lower, respectively, compared to the same periods in 2013. The decrease in the third quarter was due primarily to lower sales volumes and unfavorable tinplate service center manufacturing performance in the U.S. The decrease in the first nine months was due primarily to lower sales volumes and unfavorable tinplate service center manufacturing performance in the U.S., partially offset by the higher aluminum aerosol container sales volumes.

Aerospace and Technologies

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Net sales	$221.7	$217.5	$683.5	$675.0

Segment earnings	$21.2	$18.0	$70.1	$55.0
Business consolidation and other activities (a)	—	—	—	(0.2)
Total segment earnings	$21.2	$18.0	$70.1	$54.8

Segment earnings before business consolidation costs as a % of segment net sales	9.6%	8.3%	10.3%	8.1%

(a)         Further details of these items are included in Note 4 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the third quarter and first nine months of 2014 were $4.2 million and $8.5 million higher, respectively, compared to the same periods in 2013, primarily due to higher sales for civil space contracts and U.S. national defense contracts. Segment earnings in the third quarter and first nine months of 2014 were $3.2 million and $15.1 million higher, respectively, primarily as a result of favorable program execution and increased recovery of pension costs.

The aerospace and technologies sales contract mix in the first nine months of 2014 consisted of 63 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 37 percent fixed-price contracts. Contracted backlog was $846 million at September 30, 2014, compared to $938 million at December 31, 2013. The backlog at September 30, 2014, consisted of 39 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

	Nine Months Ended
	September 30,
($ in millions)	2014	2013

Cash flows provided by (used in) operating activities	$650.0	$411.3
Cash flows provided by (used in) investing activities	(238.9)	(321.6)
Cash flows provided by (used in) financing activities	(633.3)	(86.0)

Cash flows from operations in the first nine months of 2014 were improved compared to the first nine months of 2013 due to favorable working capital changes. The favorable working capital changes were primarily related to lower days sales outstanding and higher days payable outstanding. Days sales outstanding (annualized) decreased from 45 days to 39 days and days payable outstanding (annualized) increased from 48 days to 63 days.

We have entered into several regional uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the accounts receivable, without recourse to Ball, and had combined limits of approximately $279 million at September 30, 2014. A total of $232.5 million and $137.5 million were sold under these programs as of September 30, 2014, and December 31, 2013, respectively. In addition, Latapack-Ball has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $8 million at September 30, 2014. There were no accounts receivable sold as of September 30, 2014, and $6.0 million was sold as of December 31, 2013.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be in the range of $90 million in 2014, of which $83.6 million was contributed as of September 30, 2014. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $17.1 million in the first nine months of 2014 and are expected to be approximately $23 million for the full year.

We expect 2014 capital expenditures for property, plant and equipment to be approximately $375 million, and approximately $200 million was contractually committed as of September 30, 2014. Capital expenditures are expected to be funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $307.8 million in the first nine months of 2014 compared to $267.9 million in the first nine months of 2013. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 12 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt was $3.3 billion at September 30, 2014, compared to $3.6 billion at December 31, 2013.

On December 9, 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first nine months of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums.

At September 30, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $984 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $840 million of short-term uncommitted credit facilities available at September 30, 2014, of which $113.1 million was outstanding and due on demand. At December 31, 2013, the company had $57.3 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, totaling $139.0 million at September 30, 2014.  This agreement, which has been amended and extended from time to time, is scheduled to mature in June 2017 and  allows the company to borrow against a maximum amount of accounts receivable that varies between $85 million and $175 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at September 30, 2014, and December 31, 2013, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 10 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2014	2013	2014	2013

Earnings before taxes, as reported	$187.9	$164.8	$547.3	$392.1
Total interest expense	40.1	46.8	154.0	166.0
Earnings before interest and taxes (EBIT)	228.0	211.6	701.3	558.1
Business consolidation and other activities	9.2	43.8	17.8	89.1
Comparable EBIT	$237.2	$255.4	$719.1	$647.2

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended September 30, 2014, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$738.8
Add total interest expense	199.8
Earnings before interest and taxes (EBIT)	938.6
Add business consolidation and other activities	7.5
Comparable EBIT	946.1
Add depreciation and amortization	286.0
Comparable EBITDA	$1,232.1

Interest expense	$(166.7)

Total debt at September 30, 2014	$3,315.5
Less cash and cash equivalents	(189.5)
Net debt	$3,126.0

Comparable EBIT/Interest expense	5.7x
Net debt/Comparable EBITDA	2.5x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions, except per share amounts)	2014	2013	2014	2013

Net earnings attributable to Ball Corporation, as reported	$147.4	$115.2	$394.0	$282.3
Business consolidation and other activities, net of tax	9.4	31.5	20.2	63.8
Debt refinancing costs, net of tax	—	0.8	20.6	17.1
Discontinued operations, net of tax	—	(0.3)	—	(0.4)
Comparable Net Earnings	$156.8	$147.2	$434.8	$362.8

Per diluted share, as reported	$1.04	$0.78	$2.76	$1.88
Per diluted share, as adjusted	$1.10	$1.00	$3.04	$2.42

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

During the first nine months of 2014, the company entered into derivative financial instruments that reduced its exposure to currency exchange rates. Considering the company’s derivative financial instruments outstanding at September 30, 2014, currency translation exposures and currency exposures from the purchase of raw materials and sale of finished goods, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar could result in an estimated $27.0 million after-tax reduction in net earnings over a one-year period.

Item 4.         CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: fluctuations in customers and consumer growth, demand and preferences; customer and supplier consolidation, power and supply chain influence; loss of one or more major customers or changes to contracts with one or more customers; insufficient production capacity; changes in senior management; uncertainty concerning economic recovery in parts of Europe and its effects on liquidity, credit risk, asset values and the economy; overcapacity in foreign and domestic metal container industry production facilities and its impact on pricing; failure to achieve anticipated productivity improvements or cost reductions, including those associated with capital expenditures; changes in climate and weather; fruit, vegetable and fishing yields; power and natural resource costs; difficulty in obtaining supplies and energy, such as gas, electric power and diesel fuel; availability and cost of raw materials, as well as the increases in steel, aluminum and energy costs, and the ability or inability to include or pass on to customers changes in raw material costs; changes in the pricing of the company’s products and services; competition in pricing and the possible decrease in, or loss of, sales resulting therefrom; insufficient or reduced cash flow; the number and timing of the purchases of the company’s common shares; the effects of restrictive legislation, including with respect to packaging, such as recycling laws; interest rates affecting our debt; labor strikes; increases and trends in various employee benefits and labor costs, including pension, medical and health care costs; rates of return projected and earned on assets and discount rates used to measure future obligations and expenses of the company’s defined benefit retirement plans; antitrust, intellectual property, consumer and other litigation; maintenance and capital expenditures; goodwill impairment; changes in generally accepted accounting principles or their interpretation; the authorization, funding, availability and returns of contracts for the aerospace and technologies segment and the nature and continuation of those contracts and related services provided thereunder; delays, extensions and technical uncertainties, as well as schedules of performance associated with such segment contracts; political and economic instability, including periodic sell-off on global equity markets, sanctions and the devaluation or revaluation of certain currencies; business risks with respect to changes in currency exchange rates; terrorist activity or war that disrupts the company’s production or supply; regulatory action or laws affecting the company or its customers or suppliers, or any of their respective products, including tax, environmental, health and workplace safety, including in respect of climate change, or chemicals or substances used in raw materials or in the manufacturing process, particularly publicity concerning Bisphenol-A, or BPA, a chemical used in the manufacture of epoxy coatings applied to many types of containers (including certain of those produced by the company); technological developments and innovations; successful or unsuccessful acquisitions, joint ventures or divestitures and the integration activities associated therewith; changes to unaudited results due to statutory audits of our financial statements or management’s evaluation of the company’s internal control over financial reporting; ongoing uncertainties surrounding sovereign debt of various European countries, as well as ratings agency downgrades of various governments’ debt; ongoing uncertainties and other effects surrounding the U.S. government budget, funding, cutbacks and debt limit, as well as the recent government shutdown and any potential future shutdowns; and loss contingencies related to income and other tax matters, including those arising from audits performed by national and local tax authorities. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

PART II.                                             OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended September 30, 2014, except as discussed in Note 16 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K.

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 30, 2014.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2014	—	$—	—	16,038,841
August 1 to August 31, 2014	170,000	63.96	170,000	15,868,841
September 1 to September 30, 2014	892,293	65.20	892,293	14,976,548
Total	1,062,293	65.00	1,062,293

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

Item 3.                     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2014.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

There were no events required to be reported under Item 5 for the quarter ended September 30, 2014.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 3, 2014

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101