Form 10-K
period 2014-12-31
BALL CORP
filed 2015-02-20
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $8.7 billion based upon the closing market price and common shares outstanding as of June 30, 2014.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 16, 2015

Common Stock, without par value Preferred Stock Purchase Right	137,343,010 shares 68,671,505 rights

DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy statement to be filed with the Commission within 120 days after December 31, 2014, to the extent indicated in Part III.

Ball Corporation and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2014

PART I

Item 1.         Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment. In 2014, our total consolidated net sales were $8.6 billion. Our packaging businesses were responsible for 89 percent of our net sales, with the remaining 11 percent contributed by our aerospace business.

Our largest product lines are aluminum and steel beverage containers. We also produce steel food, aerosol, paint, general line and decorative specialty containers, as well as extruded aluminum aerosol and beverage containers and aluminum slugs.

We sell our packaging products mainly to large multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, Asia and South America, as do our equity joint ventures in the U.S. and Vietnam. Our significant customers include: Anheuser-Busch InBev n.v./s.a., Heineken N.V., MillerCoors LLC, PepsiCo Inc. and its affiliated bottlers, SABMiller plc, The Coca-Cola Company and its affiliated bottlers, and Unilever N.V.

Our aerospace business is a leader in the design, development and manufacture of innovative aerospace systems for civil, commercial and national security aerospace markets. It produces spacecraft, instruments and sensors, radio frequency systems and components, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions.

We are headquartered in Broomfield, Colorado, and our stock is listed for trading on the New York Stock Exchange under the ticker symbol BLL.

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 new shares of the company. The transaction values Rexam at 610 pence per share based on the company’s 90-day volume weighted average price as of February 17, 2015, and an exchange rate of US$1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion).

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses.

On February 19, 2015, the company entered into a new $3 billion revolving credit facility to replace the existing approximate $1.1 billion bank credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.

In addition, on February 19, 2015, the company announced the redemption of all of the outstanding 6.75 percent senior notes due in September 2020 and all of the 5.75 percent senior notes due in May 2021, each in the amount of $500 million. The redemption of these bonds will result in a pre-tax charge in interest expense of approximately $56.3 million ($36.9 million after tax), composed of the redemption premiums and the write-offs of related debt financing costs.

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

Our Reporting Segments

Ball Corporation reports its financial performance in four reportable segments: (1) metal beverage packaging, Americas and Asia; (2) metal beverage packaging, Europe; (3) metal food and household products packaging; and (4) aerospace and technologies. Ball also has investments in the U.S. and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Financial information related to each of our segments is included in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Metal Beverage Packaging, Americas and Asia, Segment

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 50 percent of consolidated net sales in 2014. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

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

The North American metal beverage container manufacturing industry is relatively mature, and industry volumes for certain types of containers have declined over the past several years. Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases in its existing facilities to meet market demand. A meaningful portion of the industry-wide reduction in demand for standard 12-ounce aluminum cans for the carbonated soft drink market is being offset with the growing demand for specialty container volumes from new and existing customers. In February 2015, we announced the introduction of a next-generation aluminum bottle-shaping technology in our Conroe, Texas, facility for a customer under a long-term arrangement that is expected to begin at the end of the first quarter of 2015.

According to publicly available information and company estimates, the combined Americas metal beverage container industry represents approximately 117 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada and three companies manufacture substantially all such containers in Brazil. Two of these producers and three other independent producers also manufacture metal beverage containers in Mexico. Ball produced approximately 41 billion recyclable metal beverage containers in the Americas in 2014 — about 35 percent of the aggregate production in these markets. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September while in Brazil, sales volumes tend to be highest from September through December. All of the beverage containers produced by Ball in the U.S., Canada and Brazil are made of aluminum, as are almost all beverage containers produced by our competitors in those countries. In the Americas, six suppliers provide virtually all our aluminum can and end sheet requirements.

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

Asia

The metal beverage container market in the People’s Republic of China (PRC) is approximately 31 billion containers, of which Ball’s operations represented an estimated 20 percent in 2014. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC with six other manufacturers accounting for an estimated 69 percent of the production. Our operations include the manufacture of aluminum containers and ends in four facilities in the PRC. Our aluminum can and end sheet requirements are provided by several suppliers.

During the first quarter of 2014, the company sold its plastic motor oil container and pail manufacturing business in the PRC. Further details are available in Note 5 to the consolidated financial statements within Item 8 of this annual report. Additionally, in May 2014, we announced the expansion of our Asian operations with the construction of a new one-line beverage can manufacturing facility in Myanmar, which is expected to begin production in early 2016.

During July 2013, the company signed a compensation agreement with the PRC government to close the company’s Shenzhen manufacturing facility and relocate the production capacity by the end of 2013. Further details are available in Note 5 to the consolidated financial statements within Item 8 of this annual report.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Metal Beverage Packaging, Europe, Segment

The European metal beverage container market, excluding Russia, is approximately 60 billion containers, and we are the second largest producer with an estimated 30 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix.

The metal beverage packaging, Europe, segment, which accounted for 22 percent of Ball’s consolidated net sales in 2014, supplies two-piece metal beverage containers and ends for producers of carbonated soft drinks, beer, energy drinks and other beverages. The European operations consist of 12 facilities — 10 beverage container facilities and two beverage end facilities — of which four are located in Germany, three in the United Kingdom, two in France and one each in the Netherlands, Poland and Serbia. In addition, Ball is currently renting space on the premises of a supplier in Haslach, Germany, in order to produce the Ball Resealable End (BRE). The European beverage facilities produced approximately 18 billion metal beverage containers in 2014, with approximately 65 percent of those being produced from aluminum and 35 percent from steel. Seven of the beverage container facilities use aluminum and three use steel.

During August 2014, we announced the expansion of our beverage can manufacturing facility in Oss, the Netherlands, with the construction of a new line for aluminum beverage containers and a new warehouse. The new line is expected to begin commercial production in the second quarter of 2015, strengthening our position as a logistical hub for our business in the Benelux area and throughout Europe, the Middle East and Northern Africa.

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

European raw material supply contracts are generally for a period of one year, although Ball has negotiated some longer term agreements. In Europe three aluminum suppliers and two steel suppliers provide 97 percent of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of the European operations are non-U.S. dollars. The company generally tries to minimize the resulting exchange rate risk using derivative and supply contracts in local currencies. Purchase and sales contracts generally include fixed price, floating or pass-through pricing arrangements.

Metal Food and Household Products Packaging Segment

The metal food and household products packaging segment, accounted for 17 percent of consolidated net sales in 2014. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol, paint and general line and decorative specialty containers, as well as extruded aluminum aerosol and beverage containers and aluminum slugs. There are a total of 12 facilities in the U.S., four in Europe, one in Canada and one in Mexico that produce these products. In addition, the company manufactures and sells steel aerosol containers in two facilities in Argentina.

During August 2014, we announced the installation of a new extruded aluminum aerosol container line in our DeForest, Wisconsin, facility, which is expected to begin production in the first half of 2015. Additionally, in October 2014, we announced the construction of a new extruded aluminum aerosol container manufacturing facility in India, which is expected to begin production in the second half of 2015. In February 2015, we announced the introduction of a new steel aerosol container manufacturing technology in North America, which is expected to start up in mid-2015.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2014 shipments of approximately 4 billion steel food containers to be approximately 16 percent of total U.S. and Canadian metal food container shipments. We estimate our steel aerosol business accounts for approximately 36 percent of total annual U.S. and Canadian steel aerosol shipments. In the U.S. and Canada, we are the leading supplier of aluminum slugs used in the production of extruded aluminum aerosol containers and estimate our percentage of the total industry shipments to be approximately 87 percent. Ball’s European aluminum aerosol shipments represented approximately 21 percent of total European industry shipments in 2014.

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

Competitors in the metal food container product line include two national and a small number of regional suppliers and self-manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and pouches. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. In North America, three steel suppliers provide approximately 70 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs.

Cost containment and maximizing asset utilization are crucial to maintaining profitability in the metal food and aerosol container manufacturing industries and Ball is focused on doing so. Toward that end, in February 2013, Ball announced the closure of its metal food and aerosol container manufacturing facility in Elgin, Illinois. The facility, which produced aerosol and specialty steel cans as well as flat steel sheet used by other Ball food and household products packaging facilities, ceased production in the fourth quarter of 2013, and its production capacity was consolidated into other Ball facilities. Ball later announced in November 2013 the closure of its steel aerosol container manufacturing facility in Danville, Illinois. The facility ceased production in December 2014 and its production assets were deployed to other North American metal food and household products packaging facilities.

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 11 percent of consolidated net sales in 2014, includes national defense hardware, antenna and video component technologies, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 95 percent of segment sales in 2014.

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

Geopolitical events and shifting executive and legislative branch priorities have resulted in an increase in opportunities over the past decade in areas matching our aerospace and technologies segment’s core capabilities in space hardware. The businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and earth sciences, and defense and intelligence applications. Major activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

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

Backlog in the aerospace and technologies segment was $765 million and $938 million at December 31, 2014 and 2013, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2014 backlog includes $517 million expected to be recognized in revenues during 2015, with the remainder expected to be recognized in revenues thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $410 million and $470 million at December 31, 2014 and 2013, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Patents

In the opinion of the company’s management, none of our active patents or groups of patents is material to the successful operation of our business as a whole. We manage our intellectual property portfolio to obtain the durations necessary to achieve our business objectives.

Research and Development

Research and development (R&D) efforts in our packaging segments are primarily directed toward packaging innovation, specifically the development of new features, sizes, shapes and types of containers, as well as new uses for existing containers. Other additional R&D efforts in these segments seek to improve manufacturing efficiencies and the overall sustainability of our products. Our packaging R&D activities are primarily conducted in technical centers located in Westminster, Colorado, and in Bonn, Germany.

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

The biggest opportunity to further minimize the environmental impacts of metal packaging is to increase recycling rates. Aluminum and steel are infinitely recyclable materials, and metal packaging is already the most recycled packaging in the world. By using recycled material for the production of aluminum and steel, up to 95 percent of the energy used for the production of virgin material can be saved. In some of Ball’s markets such as Brazil, China and several European countries, recycling rates for beverage containers are at or above 90 percent. The recycling rate in the U.S. was 67 percent for aluminum beverage containers (2013) and 71 percent for steel containers (2012). Recycling rates in Europe averaged around 68 percent for aluminum beverage containers (2011) and 74 percent for steel containers (2012).

In several of Ball’s markets we help establish and financially support recycling initiatives. Educating consumers about the benefits of recycling aluminum and steel containers and collaborating with industry partners to create effective collection and recycling systems contribute to increased recycling rates. For more details about programs we support, please visit www.ball.com/recycling.

Employee Relations

At the end of 2014, the company and its subsidiaries employed approximately 8,000 employees in the U.S. and 6,500 in other countries. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics booklet; and Ball Corporation Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee charters. These documents are set forth on the company’s website at www.ball.com/investors, under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s sustainability report and updates on Ball’s progress are available at www.ball.com/sustainability.

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer and controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com/investors, under the link “Corporate Governance.”

Item 1A.  Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks related to the proposed acquisition of Rexam

The announced, proposed acquisition of Rexam is subject to various closing conditions, including governmental, regulatory, and shareholder approvals, as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.  Failure to consummate the proposed acquisition could negatively impact our stock price and our future business and financial results.

The consummation of the announced, proposed acquisition of Rexam is subject to certain customary conditions. A number of the conditions are not within the company’s or Rexam’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the acquisition. These conditions include, among other things: (i) approval of the issuance of shares of company common stock in connection with the offer to the shareholders of Rexam by the holders of at least a majority of the shares of the company’s common stock present at a shareholder meeting, (ii) approval of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act by the holders of at least a majority in number representing at least 75 percent of the issued share capital of Rexam present at a shareholder meeting, approval of related resolutions by at least a 75 percent majority of the issued capital of Rexam present at a further shareholder meeting (excluding shares held by the company, if any) and the sanction of the High Court of England and Wales, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the expiration or termination of the applicable waiting periods under the antitrust laws of several other jurisdictions, including the European Union, Brazil and associated approvals and clearances and (iv) the absence of a material adverse effect on Rexam and certain other actions related to Rexam as described in the Offer Announcement. The company cannot predict with certainty whether and when any of the required conditions will be satisfied or if another uncertainty may arise. If the proposed acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs that delays or prevents the acquisition, such delay or failure to complete the acquisition and the acquisition process may cause uncertainty or other negative consequences that may materially and adversely affect the company’s business, financial condition and results of operations and, to the extent that the current price of the company’s common stock reflects an assumption that the acquisition will be completed, the price per share for the company’s common stock could be negatively impacted.

We may not realize all of the anticipated benefits of the proposed acquisition, or those benefits may take longer to realize than expected.  We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the proposed acquisition of Rexam will depend, to a large extent, on our ability to integrate our business with Rexam’s business. Combining two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of the company and Rexam. The integration process may disrupt the combined business and, if implemented ineffectively, could preclude the realization of the full benefits of the acquisition currently expected. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the proposed acquisition could cause an interruption of, or a loss of momentum in, the activities of the company and could adversely affect the company’s results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of certain management’s attention. The difficulties of combining the operations of the companies include, among others:

•                  the diversion of certain management’s attention to integration matters;

•                  difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our business with that of Rexam;

•                  difficulties in integrating operations, business practices and systems;

•                  difficulties in assimilating employees;

•                  difficulties in managing the expanded operations of a significantly larger and more complex company;

•                  challenges in retaining existing customers and suppliers;

•                  challenges in obtaining new customers and suppliers;

•                  potential unknown liabilities and unforeseen increased expenses associated with the proposed acquisition; and

•                  challenges in retaining and attracting key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the company. In addition, even if the operations of the businesses of the company and Rexam are integrated successfully, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect, or the full benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of the company and Rexam. All of these factors could cause dilution to the earnings of the company, decrease or delay the expected accretive effect of the proposed acquisition, or negatively impact the price of the company’s common stock. As a result, we cannot assure that the combination of the company and Rexam’s businesses will result in the realization of the full benefits anticipated from the proposed acquisition.

In order to close the proposed acquisition, we will need to incur a significant level of debt that could have important consequences for our business and any investment in our securities.

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses. If the company borrows under the bridge loan agreement, such indebtedness could have significant consequences for our business and any investment in our securities, including:

•                  increasing our vulnerability to adverse economic, industry or competitive developments;

•                  requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities and returning cash to our shareholders;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Issuances of a substantial number of shares of our common stock in connection with the proposed acquisition may adversely affect the market price of our common stock.

A portion of the funding for the proposed acquisition of Rexam is through the issuance of shares of our common stock. . Issuance of shares of our common stock in the proposed acquisition of Rexam will dilute the interests of our then-existing shareholders and may adversely affect the market price of our common stock.

If the proposed acquisition of Rexam is not completed, we may, under certain circumstances, be obligated to pay a break payment to Rexam in the range of 1 percent to 7 percent of the total consideration contemplated to be paid in connection with the proposed acquisition.

If the proposed acquisition of Rexam is not consummated by August 19, 2016, unless extended by mutual agreement, because certain regulatory approvals that are conditions to the acquisition have not been obtained (or waived by us) or the company has changed its recommendation that its shareholders vote in favor of the issuance of shares of its common stock in connection with the proposed acquisition of Rexam citing as a reason the regulatory approvals, the company would be required to pay Rexam a break payment of 7 percent of the total consideration contemplated to be paid in connection with the proposed acquisition. In addition, if within six months of the Offer Announcement, the company has otherwise changed its recommendation that its shareholders vote in favor of the issuance of shares of its common stock in connection with the proposed acquisition of Rexam or has not held a shareholder meeting to vote on such issuance, the company would be required to pay Rexam a break payment of 3 percent of the total consideration contemplated to be paid in connection with the proposed acquisition. Further, if within six months of the Offer Announcement, the company has held a shareholder meeting for the purpose of holding a vote on the issuance of shares of its common stock in connection with the proposed acquisition of Rexam but the shareholders have not approved such issuance, the company would be required to pay Rexam a break payment of 1 percent of the total consideration contemplated to be paid in connection with the proposed acquisition. Any break payment that the company may be required to pay may require the company to use available cash that would have otherwise been available for general corporate purposes and other matters. For these and other reasons, a failed acquisition could materially and adversely affect the company’s business, financial condition and results of operations and the price per share of the company’s common stock.

In order to obtain regulatory clearance for the proposed acquisition of Rexam, we may be required to commit to significant divestitures which could negatively impact our ability to realize the anticipated benefits of the proposed acquisition of Rexam or otherwise have a material adverse effect on us.

In connection with obtaining the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as satisfying requirements under the antitrust laws of several other jurisdictions, including the European Union, Brazil and associated approvals and clearances, we may be required to commit to significant divestitures. The terms of the recommended offer as set forth in the Offer Announcement and the co-operation agreement require us to consummate the proposed acquisition of Rexam even if certain regulators require significant divestitures that would not be accepted as sufficiently material to the company in the context of the proposed acquisition of Rexam to permit the transaction to lapse. If we are required to commit to undertake any such significant divestitures to complete the proposed acquisition of Rexam, we may not realize the anticipated benefit of the proposed acquisition, including anticipated synergies, and the company may otherwise suffer other negative consequences that may materially and adversely affect the company’s business, financial condition and results of operations and, to the extent that the current price of the company’s common stock reflects an assumption that the anticipated benefits of the proposed acquisition will be realized, the price per share for the company’s common stock could be negatively impacted.

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

There can be no assurance that the company’s business acquisitions will be successfully integrated into the acquiring company. (See Note 4 and Note 23 to the consolidated financial statements within Item 8 of this annual report for details.)

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

•                  difficulties in the integration of departments, systems, including financial systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

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

Competition within the packaging and aerospace industries is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, innovation, sustainability, service and quality. In the aerospace industry they are technical capability, cost and schedule. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have significant excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

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

For the year ended December 31, 2014, 72 percent of our consolidated net sales were from the sale of metal beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of metal beverage containers. Our business would suffer if the use of metal beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, the demand for aluminum and steel containers does not develop as expected or declines in consumption of carbonated soft drinks in North America continue, our business, financial condition or results of operations could be materially adversely affected.

Changes in laws and governmental regulations may adversely affect our business and operations.

We and our customers and suppliers are subject to various federal, state, provincial and local laws and regulations, which are increasing in number and complexity. Each of our, and their, facilities is subject to federal, state, provincial and local licensing and regulation by health, environmental, workplace safety and other agencies in multiple jurisdictions. Requirements of worldwide governmental authorities with respect to manufacturing, manufacturing facility locations within the jurisdiction, product content and safety, climate change, workplace safety and health, environmental, expropriation of assets and other standards could adversely affect our ability to manufacture or sell our products, and the ability of our customers and suppliers to manufacture and sell their products. In addition, we face risks arising from compliance with and enforcement of increasingly numerous and complex federal, state, provincial and local laws and regulations.

Enacted regulatory developments regarding the reporting and use of “conflict minerals” mined from the Democratic Republic of the Congo and adjoining countries could affect the sourcing, availability and price of minerals used in the manufacture of certain of our products. As a result, there may only be a limited pool of suppliers who provide conflict-free materials, and we cannot give assurance that we will be able to obtain such products in sufficient quantities or at competitive prices. Also, because our supply chains are complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all materials used in the products that we sell. The compliance and reporting aspects of these regulations may result in incremental costs to the company.

While deposit systems and other container-related legislation have been adopted in some jurisdictions, similar legislation has been defeated in public referenda and legislative bodies in many others. We anticipate that continuing efforts will be made to consider and adopt such legislation in the future. The packages we produce are widely used and perform well in U.S. states, Canadian provinces and European countries that have deposit systems, as well as in other countries worldwide.

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

We derived approximately 41 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2014. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

We manage our exposure to currency fluctuations, particularly our exposure to fluctuations in the euro to U.S. dollar exchange rate to attempt to mitigate the effect of cash flow and earnings volatility associated with exchange rate changes. We primarily use forward contracts and options to manage our currency exposures and, as a result, we experience gains and losses on these derivative positions offset, in part, by the impact of currency fluctuations on existing assets and liabilities. Our inability to properly manage our exposure to currency fluctuations could materially impact our results.

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

As of December 31, 2014, approximately 35 percent of our North American packaging facility employees and approximately 73 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

Our aerospace and technologies segment is subject to certain risks specific to that business.

In our aerospace business, U.S. government contracts are subject to reduction or modification in the event of changes in requirements, and the government may also terminate contracts at its convenience pursuant to standard termination provisions. In such instances, Ball may be entitled to reimbursement for allowable costs and profits on authorized work that has been performed through the date of termination.

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

Our aerospace business operates in a highly regulated environment and is routinely audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Business systems that are subject to review under the DoD Federal Acquisition Regulation Supplement (DFARS) are accounting, purchasing, estimating, material management and accounting systems, as well as property and earned value management. Any costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, such as epoxy-based coatings utilized in our container making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the United States, Canada, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe for food contact at current levels, and these regulatory agencies have stated that human exposure to BPA from epoxy-based container coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements, adverse information concerning BPA, or rulings made within certain federal, state, provincial and local jurisdictions could have a material adverse effect on our business, financial condition or results of operations.  Ball recognizes that significant interest exists in non epoxy-based coatings, and we have been proactively working with coatings suppliers and our customers to evaluate alternatives to current coatings.

Net earnings and net worth could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2014. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth.

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

The overall credit, financial and economic environment could have significant negative effects on our operations, including:

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

The offices of the company’s various North American packaging operations are located in Westminster, Colorado; the offices for the European packaging operations are located in Zurich, Switzerland; the offices for the PRC packaging operations are located in Hong Kong; and Latapack-Ball’s offices are located in São Paulo, Brazil. The company’s research and development facilities are located in Westminster, Colorado, and in Bonn, Germany.

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

Approximate
Floor Space in
Plant Location	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities:
North America
Fairfield, California	337,000
Golden, Colorado	509,000
Tampa, Florida	276,000
Rome, Georgia	386,000
Kapolei, Hawaii	131,000
Monticello, Indiana	356,000
Saratoga Springs, New York	290,000
Wallkill, New York	312,000
Reidsville, North Carolina	452,000
Findlay, Ohio (a)	733,000
Whitby, Ontario, Canada	205,000
Conroe, Texas	275,000
Fort Worth, Texas	322,000
Bristol, Virginia	242,000
Williamsburg, Virginia	400,000
Fort Atkinson, Wisconsin	250,000

South America
Alagoinhas, Bahia, Brazil	375,000
Jacarei, Sao Paulo, Brazil	467,000
Salvador, Bahia, Brazil	99,000
Tres Rios, Rio de Janeiro, Brazil	443,000

Asia
Beijing, PRC	303,000
Hubei (Wuhan), PRC	415,000
Sanshui (Foshan), PRC	544,000
Qingdao, PRC	326,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location (continued)	Square Feet

Metal beverage packaging, Europe, manufacturing facilities:
Bierne, France	274,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	284,000
Hermsdorf, Germany	425,000
Weissenthurm, Germany	331,000
Oss, the Netherlands	432,000
Radomsko, Poland	312,000
Belgrade, Serbia	352,000
Deeside, United Kingdom	115,000
Rugby, United Kingdom	175,000
Wrexham, United Kingdom	222,000

Metal food and household products packaging manufacturing facilities:
North America
Springdale, Arkansas	286,000
Oakdale, California	370,000
Baltimore, Maryland (including leased warehouse space)	251,000
San Luis Potosí, Mexico	158,000
Columbus, Ohio	300,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	162,000
Sherbrooke, Quebec, Canada	100,000
Chestnut Hill, Tennessee	305,000
Verona, Virginia	72,000
Weirton, West Virginia	332,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin (including leased warehouse space)	502,000

Europe
Velim, Czech Republic	181,000
Beaurepaire, France	89,000
Bellegarde, France	124,000
Devizes, United Kingdom	94,000

South America
Buenos Aires, Argentina	34,000
San Luis, Argentina	51,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Item 3.         Legal Proceedings

Details of the company’s legal proceedings are included in Note 20 to the consolidated financial statements within Item 8 of this annual report.

Item 4.         Mine Safety Disclosures

Not applicable.

Part II

Item 5.         Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 5,411 common shareholders of record on February 16, 2015.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2014.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2014	969,617	$63.70	969,617	14,006,931
November 1 to November 30, 2014	—	—	—	14,006,931
December 1 to December 31, 2014	—	—	—	14,006,931
Total	969,617	—	969,617

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

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2014 and 2013 (on a calendar quarter basis) were:

	2014				2013
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$70.50	$66.53	$63.13	$56.33	$51.97	$46.80	$48.50	$47.63
Low	61.76	60.73	53.61	47.75	44.29	41.61	41.52	43.26
Dividends per share	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2014. It assumes $100 was invested on December 31, 2009, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/09)

Total Return Analysis	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
BLL	$100.00	$132.59	$140.24	$177.44	$207.20	$275.77
S&P 500	$100.00	$115.37	$113.58	$127.14	$175.89	$198.60
DJ US Containers & Packaging	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14

Source: Bloomberg L.P.® Charts

Item 6.         Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation and Subsidiaries

($ in millions, except per share amounts)	2014	2013	2012	2011	2010

Net sales	$8,570.0	$8,468.1	$8,735.7	$8,630.9	$7,630.0

Earnings before interest and taxes (EBIT)	$838.6	$795.4	$790.5	$836.9	$764.6
Total interest expense	(193.0)	(211.8)	(194.9)	(177.1)	(158.2)
Earnings before taxes	$645.6	$583.6	$595.6	$659.8	$606.4

Net earnings attributable to Ball Corporation from:
Continuing operations (a)(b)	$470.0	$406.4	$399.1	$446.3	$536.7
Discontinued operations	—	0.4	(2.8)	(2.3)	(74.9)
Total net earnings attributable to Ball Corporation (b)	$470.0	$406.8	$396.3	$444.0	$461.8

Basic earnings per share:
Basic — continuing operations (a)(b)	$3.39	$2.79	$2.58	$2.70	$2.97
Basic — discontinued operations	—	—	(0.02)	(0.01)	(0.41)
Basic earnings per share (b)	$3.39	$2.79	$2.56	$2.69	$2.56

Weighted average common shares outstanding (000s)	138,508	145,943	154,648	165,275	180,746

Diluted earnings per share:
Diluted — continuing operations (a)(b)	$3.30	$2.73	$2.52	$2.64	$2.93
Diluted — discontinued operations	—	—	(0.02)	(0.01)	(0.41)
Diluted earnings per share (b)	$3.30	$2.73	$2.50	$2.63	$2.52

Diluted weighted average common shares outstanding (000s)	142,430	149,223	158,084	168,590	183,538

Total assets (b)	$7,571.0	$7,820.4	$7,520.7	$7,285.2	$6,928.3
Total interest bearing debt and capital lease obligations	$3,168.9	$3,605.1	$3,305.1	$3,144.1	$2,812.3
Cash dividends per share	$0.52	$0.52	$0.40	$0.28	$0.20
Total cash provided by operating activities	$1,012.5	$839.0	$853.2	$948.4	$515.2

Non-GAAP Measures (c)

Comparable EBIT	$919.1	$874.2	$893.3	$867.2	$753.6
Comparable earnings (b)	$552.8	$489.6	$475.8	$459.6	$426.8
Diluted earnings per share (comparable basis) (b)	$3.88	$3.28	$3.01	$2.73	$2.33
Free cash flow	$621.7	$460.7	$548.2	$504.6	$505.8

(a)         Includes business consolidation activities and other items affecting comparability between years. Additional details about the 2014, 2013 and 2012 items are available in Notes 4 and 5 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)         2013, 2012, 2011 and 2010 amounts have been revised for prior period corrections of deferred taxes; further details are included in Note 1 to the consolidated financial statements within Item 8 of this annual report. Amounts not detailed in Note 1 include an adjustment of $0.6 million to total assets for both 2011 and 2010. 2010 also includes an adjustment that increased tax expense and reduced net earnings by $6.2 million.

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

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2014	2013	2012	2011	2010

Earnings before taxes, as reported	$645.6	$583.6	$595.6	$659.8	$606.4
Total interest expense	193.0	211.8	194.9	177.1	158.2
Earnings before interest and taxes (EBIT)	838.6	795.4	790.5	836.9	764.6
Business consolidation and other activities	80.5	78.8	102.8	30.3	(11.0)
Comparable EBIT	$919.1	$874.2	$893.3	$867.2	$753.6

Net earnings attributable to Ball Corporation, as reported (a)	$470.0	$406.8	$396.3	$444.0	$461.8
Business consolidation and other activities, net of tax	62.2	66.1	67.5	22.5	(9.3)
Debt refinancing costs, net of tax	20.6	17.1	9.2	—	5.3
Equity earnings and gains related to acquisitions, net of tax	—	—	—	(9.2)	(105.9)
Discontinued operations, net of tax	—	(0.4)	2.8	2.3	74.9
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings) (a)	$552.8	$489.6	$475.8	$459.6	$426.8

Total cash provided by operating activities	$1,012.5	$839.0	$853.2	$948.4	$515.2
Capital expenditures, including discontinued operations	(390.8)	(378.3)	(305.0)	(443.8)	(259.4)
Adjust for increase in accounts receivable due to change in accounting for securitization program	—	—	—	—	250.0
Free cash flow	$621.7	$460.7	$548.2	$504.6	$505.8

(a) 2012 amounts have been revised for the prior period correction of deferred taxes; further details are included in Note 1 to the consolidated financial statements within Item 8 of this annual report. 2010 also includes an adjustment that increased tax expense and reduced net earnings by $6.2 million.

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

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, Asia and South America, as do our equity joint ventures in the U.S. and Vietnam. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American industry seeing a continued decline in standard-sized aluminum beverage packaging for the carbonated soft drink market. The primary customers for the products and services provided by our aerospace and technologies segment are U.S. government agencies or their prime contractors.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we made progress on each of the levers as follows:

•                  Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America and expanding specialty container production to meet current demand; leveraging plant floor systems in our metal beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple metal beverage and metal food and aerosol packaging facilities; relocating our European headquarters to Zurich, Switzerland, to gain business, customer and supplier efficiencies; and implementing cost-out and value-in initiatives across all of our businesses;

•                  Expanding further into new products and capabilities by expanding into extruded aluminum aerosol manufacturing with our Mexican acquisition in December 2012 and the installation of a new extruded aluminum aerosol line in our Deforest, Wisconsin, facility during 2014; and successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material;

•                  Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our global network, which now represent over 27 percent of our global beverage packaging mix, and the introduction of next generation aluminum bottle-shaping technology in North America for a customer under a long term arrangement that is scheduled to start up at the end of the first quarter 2015;

•                  Broadening our geographic reach with new investments in a metal beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India, and the award of a South Korean environmental instrument in our aerospace business; and

•                  Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, the introduction of a new steel aerosol manufacturing technology starting up in mid-2015 and a joint effort between our aerospace business, NASA and the Japan Aerospace Exploration Agency to collect science data on the Earth’s rain and snowfall via the Global Precipitation Measurement (GPM) Microwave Imager, as well as other technologies to maintain our competitive advantage today and in the future.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2014	2013	2012

Net sales	$8,570.0	$8,468.1	$8,735.7
Net earnings attributable to Ball Corporation	470.0	406.8	396.3
Net earnings attributable to Ball Corporation as a % of consolidated net sales	5.5%	4.8%	4.5%

The increase in net sales in 2014 compared to 2013 was due primarily to higher metal beverage container sales volumes and higher aerospace program revenues, partially offset by lower North American food and household product volumes. Net earnings were favorably impacted by higher metal beverage container sales volumes, lower cost of sales as a percentage of net sales, lower depreciation expense, lower interest expense and a lower tax rate in 2014, partially offset by lower North American food and household product volumes, unfavorable tinplate service center manufacturing performance in the U.S., higher debt refinancing costs and higher selling, general and administrative costs in 2014.

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

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $6,903.5 million in 2014 compared to $6,875.4 million in 2013 and $7,174.0 million in 2012. These amounts represented 80.6 percent, 81.2 percent and 82.1 percent of consolidated net sales for those three years, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $280.9 million in 2014 compared to $299.9 million in 2013 and $282.9 million in 2012. These amounts represented 3.3 percent, 3.5 percent and 3.2 percent of consolidated net sales for those three years, respectively. Lower expense in 2014 compared to 2013 was largely due to the completion of depreciation for certain acquired European assets. The higher expense in 2013 compared to 2012 was primarily due to capital spending in excess of historical levels and changes in currency exchange rates.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $466.5 million in 2014 compared to $418.6 million in 2013 and $385.5 million in 2012. These amounts represented 5.4 percent, 4.9 percent and 4.4 percent of consolidated net sales for those three years, respectively. The increase in SG&A in 2014 compared to 2013 was primarily due to higher incentive compensation and employee benefit costs and other individually insignificant higher costs. The higher expenses in 2013 compared to 2012 were largely related to the reassessment of certain expenses in Europe from cost of sales to SG&A in light of the relocation of the European headquarters.

Interest Expense

Consolidated interest expense was $193.0 million in 2014 compared to $211.8 million in 2013 and $194.9 million in 2012. Excluding debt refinancing costs, interest expense in 2014 was lower than in 2013 due primarily to lower average debt levels and lower average borrowing rates. Excluding debt refinancing costs, interest expense in 2013 was higher than in 2012 due to higher average debt levels and the timing difference of the issuance of $1 billion senior notes due in 2023 versus the tender and call of the 2016 senior notes, partially offset by lower average borrowing rates.  Interest expense, excluding the effect of debt refinancing costs, as a percentage of average monthly borrowings was 4.8 percent in 2014, 5.1 percent in 2013 and 5.5 percent in 2012.

Interest expense in 2014 included $33.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 7.375 percent senior notes due September 2019. Interest expense in 2013 included $28.0 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts related to the tender of our 7.125 percent senior notes due in September 2016, the repayment of the Term A loan and the amendment and extension of the senior credit facilities.

Tax Provision

The effective income tax rate for earnings from continuing operations was 23.2 percent in 2014 compared to 25.6 percent in 2013 and 28.9 percent in 2012. The lower tax rate in 2014 was primarily the result of a higher foreign tax rate differential, lower U.S. taxes on foreign earnings, and the 2014 releases of uncertain tax positions which exceeded those occurring in 2013. The lower tax rate in 2013 compared to 2012 was primarily the result of the retroactive extension of the U.S. research and development credit, a lower state effective tax rate and a higher foreign tax rate differential, partially offset by higher U.S. taxes on foreign earnings and the 2012 releases of uncertain tax positions which exceeded those occurring in 2013.

Results of Business Segments

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Years Ended December 31,
($ in millions)	2014	2013	2012

Net sales	$4,246.8	$4,193.4	$4,541.7

Segment earnings	$534.8	$512.4	$522.9
Business consolidation and other activities (a)	(7.5)	(3.6)	(52.4)
Total segment earnings	$527.3	$508.8	$470.5

Segment earnings before business consolidation costs as a % of segment net sales	12.6%	12.2%	11.5%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture aluminum containers used in beverage packaging.

During February 2015, we announced the introduction of a next-generation aluminum bottle-shaping technology in our Conroe, Texas, facility, which is expected to begin production at the end of the first quarter 2015. Additionally, in May 2014, we announced the expansion of our Asian operations with the construction of a new one-line beverage can manufacturing facility in Myanmar, which is expected to begin production in early 2016.

Segment sales in 2014 were $53.4 million higher compared to 2013 due primarily to $101 million higher sales volumes, offset by a reduction in the pass through price of aluminum.

Segment sales in 2013 were $348.3 million lower compared to 2012 due to $320 million for the combination of lower sales volumes, principally related to lower standard 12-ounce container sales volumes in North America, and a reduction in the pass through price of aluminum, partially offset by higher specialty container sales volumes.

Segment earnings in 2014 were $22.4 million higher than in 2013 due to $36 million from higher sales volumes, partially offset by higher incentive compensation and other individually insignificant costs.

Segment earnings in 2013 were $10.5 million lower than in 2012 due to a total of $109 million from unfavorable net pricing in the PRC and lower variable margin contribution attributable to the aforementioned lower standard 12-ounce container sales volumes, net of higher specialty container sales volumes. The volume and pricing variances were largely offset by $104 million of improved manufacturing performance, reduced fixed costs and other reduced costs.

Metal Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2014	2013	2012

Net sales	$1,896.3	$1,828.3	$1,771.3

Segment earnings	$222.9	$182.6	$182.3
Business consolidation and other activities (a)	(8.7)	(10.6)	(9.6)
Total segment earnings	$214.2	$172.0	$172.7

Segment earnings before business consolidation costs as a % of segment net sales	11.8%	10.0%	10.3%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe. In August 2014, we announced the expansion of our beverage can manufacturing facility in Oss, the Netherlands, with the construction of a new line for aluminum beverage containers, which is expected to begin commercial production in the second half of 2015.

Segment sales in 2014 increased $68.0 million compared to 2013 due primarily to higher sales volumes and favorable product mix of $56 million and favorable currency exchange effects of $12 million.

Segment sales in 2013 increased $57.0 million compared to 2012 due primarily to favorable currency exchange effects of $42 million and higher sales volumes, net of unfavorable product mix, of $15 million.

Segment earnings in 2014 increased $40.3 million compared to 2013 due primarily to higher sales volumes and favorable product mix of $62 million and reduced depreciation costs of $26 million, partially offset by higher incentive compensation and employee costs.

Segment earnings in 2013 were flat compared to 2012 due primarily to higher sales volumes and improved manufacturing performance, offset by higher aluminum premiums and higher labor costs.

Metal Food and Household Products Packaging

	Years Ended December 31,
($ in millions)	2014	2013	2012

Net sales	$1,504.4	$1,558.6	$1,559.9

Segment earnings	$154.2	$177.4	$167.8
Business consolidation and other activities (a)	(41.9)	(63.7)	(27.5)
Total segment earnings	$112.3	$113.7	$140.3

Segment earnings before business consolidation costs as a % of segment net sales	10.2%	11.4%	10.8%

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

During August 2014, we announced the installation of a new extruded aluminum aerosol can line in our DeForest, Wisconsin, facility, which is expected to begin production in the first half of 2015. Additionally, in October 2014, we announced the construction of a new extruded aluminum aerosol can manufacturing facility in India, which is expected to begin production in the second half of 2015. In February 2015, we announced the introduction of a steel aerosol container manufacturing technology in North America, which is expected to start up mid-2015.

Segment sales in 2014 decreased $54.2 million compared to 2013 due primarily to lower metal food container sales volumes. Segment earnings in 2014 decreased $23.2 million compared to 2013 due primarily to lower sales volumes and unfavorable tinplate service center manufacturing performance in the U.S.

Segment sales in 2013 were flat compared to 2012 with sales from the Mexico acquisition offset by unfavorable sales mix. Segment earnings in 2013 increased $9.6 million compared to 2012 due to the Mexico acquisition and improved manufacturing performance, partially offset by lower sales volumes and higher cost inventory carried into 2013.

Aerospace and Technologies

	Years Ended December 31,
($ in millions)	2014	2013	2012

Net sales	$934.8	$897.1	$876.8

Segment earnings	$93.6	$80.1	$86.6
Business consolidation and other activities (a)	(13.9)	(0.2)	(1.9)
Total segment earnings	$79.7	$79.9	$84.7

Segment earnings before business consolidation costs as a % of segment net sales	10.0%	8.9%	9.9%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in 2014 increased $37.7 million compared to 2013 due to higher sales for civil space contracts and U.S. national defense contracts. Segment earnings in 2014 increased $13.5 million primarily as a result of favorable program execution and increased recovery of pension costs.

Segment sales in 2013 increased $20.3 million compared to 2012 due to higher sales from U.S. national defense contracts. Segment earnings in 2013 decreased $6.5 million due to higher amounts of net favorable contract adjustments in 2012.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 95 percent of segment sales in 2014, 94 percent in 2013 and 90 percent in 2012. The aerospace and technologies contract mix in 2014 consisted of 62 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 38 percent fixed-price contracts.

Contracted backlog for the aerospace and technologies segment at December 31, 2014 and 2013, was $765 million and $938 million, respectively. The year-over-year decline reflects the successful completion of several multi-year contracts including satellite launches completed in 2014. The segment has numerous outstanding bids for future contract awards. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Notes 1 and 2 to the consolidated financial statements within Item 8 of this annual report.

SUBSEQUENT EVENTS

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 new shares of the company. The transaction values Rexam at 610 pence per share based on the company’s 90-day volume weighted average price as of February 17, 2015, and an exchange rate of US$1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion).

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses.

On February 19, 2015, the company entered into a new $3 billion revolving credit facility to replace the existing approximate $1.1 billion bank credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.

In addition, on February 19, 2015, the company announced the redemption of all of the outstanding 6.75 percent senior notes due in September 2020 and all of the 5.75 percent senior notes due in May 2021, each in the amount of $500 million. The redemption of these bonds will result in a pre-tax charge in interest expense of approximately $56.3 million ($36.9 million after tax), composed of the redemption premiums and the write-offs of related debt financing costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, proposed acquisitions, including the announced, proposed acquisition of Rexam, and anticipated capital expenditures. The following summarizes our cash flows:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Cash flows provided by (used in) operating activities	$1,012.5	$839.0	$853.2
Cash flows provided by (used in) investing activities	(391.4)	(379.1)	(356.0)
Cash flows provided by (used in) financing activities	(845.3)	(204.0)	(486.9)

Cash flows from operations in 2014 improved compared to 2013 due to higher net earnings and favorable working capital changes. The favorable working capital changes were primarily related to lower days sales outstanding, lower inventory days on hand and higher days payable outstanding. Days sales outstanding decreased from 36 days to 34 days, inventory days on hand decreased from 53 days to 52 days and days payable outstanding increased from 51 days to 69 days.

Working capital changes in 2013 compared to 2012 were primarily related to higher days payable outstanding and lower days sales outstanding, partially offset by higher inventory days on hand. Days payable outstanding increased from 47 days to 51 days, days sales outstanding decreased from 37 days to 36 days and inventory days on hand increased from 51 days to 53 days.

We have entered into several regional uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $293 million at December 31, 2014. A total of $197.6 million and $137.5 million were sold under these programs as of December 31, 2014 and 2013, respectively. In addition, Latapack-Ball has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $8 million at December 31, 2014. There were no accounts receivable sold as of December 31, 2014, and $6.0 million was sold as of December 31, 2013.

Annual cash dividends paid on common stock were 52 cents per share in both 2014 and 2013 and 40 cents per share in 2012. Total dividends paid were $72.7 million in 2014, $75.2 million in 2013 and $61.8 million in 2012. We also paid dividends to noncontrolling interests of $12.2 million in 2014, $12.9 million in 2013 and $7.6 million in 2012.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $360.1 million in 2014, $398.8 million in 2013 and $494.1 million in 2012. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until June 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $3.2 billion at December 31, 2014, compared to $3.6 billion at December 31, 2013.

On December 9, 2013, we announced the redemption of our outstanding 7.375 percent senior notes due in September 2019 in the amount of $315.4 million. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first quarter of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums.

In May 2013, we: (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of our 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes and the early repayment of the Term A loan resulted in charges of $26.5 million for the tender and call premiums, as well as the write off of unamortized financing costs and issuance discounts. These charges are included as a component of interest expense in the consolidated statement of earnings.

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

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, totaling $110 million at December 31, 2014. This agreement, which has been amended and extended from time to time, is scheduled to mature in June 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $85 million and $175 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

At December 31, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $984 million was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had approximately $790 million of short-term uncommitted credit facilities available at the end of 2014, of which $10.1 million was outstanding and due on demand.

While ongoing financial and economic conditions raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by spreading the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses.

On February 19, 2015, the company entered into a new $3 billion revolving credit facility to replace the existing approximate $1.1 billion bank credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the Company.

In addition, on February 19, 2015, the company announced the redemption of all of the outstanding 6.75 percent senior notes due in September 2020 and all of the 5.75 percent senior notes due in May 2021, each in the amount of $500 million. The redemption of these bonds will result in a pre-tax charge in interest expense of approximately $56.3 million ($36.9 million after tax), composed of the redemption premiums and the write-offs of related debt financing costs.

We were in compliance with all loan agreements at December 31, 2014, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about our debt and receivables sales agreements are available in Note 12, accompanying the consolidated financial statements within Item 8 of this annual report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Earnings before taxes, as reported	$645.6	$583.6	$595.6
Total interest expense	193.0	211.8	194.9
Earnings before interest and taxes (EBIT)	838.6	795.4	790.5
Business consolidation and other activities	80.5	78.8	102.8
Comparable EBIT	$919.1	$874.2	$893.3

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio are summarized below:

	Years Ended December 31,
($ in millions, except ratios)	2014	2013	2012

Comparable EBIT (as calculated above)	$919.1	$874.2	$893.3
Add depreciation and amortization	280.9	299.9	282.9
Comparable EBITDA	$1,200.0	$1,174.1	$1,176.2

Interest expense, excluding debt refinancing costs	$(159.9)	$(183.8)	$(179.8)

Total debt at December 31	$3,168.9	$3,605.1	$3,305.1
Less cash and cash equivalents	(191.4)	(416.0)	(174.1)
Net debt	$2,977.5	$3,189.1	$3,131.0

Comparable EBIT/Interest Expense	5.7x	4.8.x	5.0x
Net debt/Comparable EBITDA	2.5x	2.7x	2.7x

Our calculation of comparable earnings is summarized below:

	Years Ended December 31,
($ in millions, except per share amounts)	2014	2013	2012

Net earnings attributable to Ball Corporation, as reported (a)	$470.0	$406.8	$396.3
Business consolidation and other activities, net of tax	62.2	66.1	67.5
Debt refinancing costs, net of tax	20.6	17.1	9.2
Discontinued operations, net of tax	—	(0.4)	2.8
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings) (a)	$552.8	$489.6	$475.8

Per diluted share from continuing operations, as reported (a)	$3.30	$2.73	$2.52
Per diluted share (comparable basis) (a)	$3.88	$3.28	$3.01

(a)         2012 amounts have been revised for the prior period correction of deferred taxes; further details are included in Note 1 to the consolidated financial statements within Item 8 of this annual report.

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

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Total cash provided by operating activities	$1,012.5	$839.0	$853.2
Capital expenditures, including discontinued operations	(390.8)	(378.3)	(305.0)
Free cash flow	$621.7	$460.7	$548.2

Based on information currently available, we estimate cash flows from operating activities for 2015 to be in the range of $1 billion, capital expenditures to be approximately $400 million and free cash flow to be in the range of $600 million. In 2015, we intend to utilize our operating cash flow to fund our stock repurchases, dividend payments, growth capital projects and, to the extent available, acquisitions that meet our various criteria. Of the total 2015 estimated capital expenditures, approximately $170 million was contractually committed as of December 31, 2014.

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2014, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including capital leases	$3,048.8	$55.0	$165.2	$66.6	$2,762.0
Interest payments on long-term debt (b)	1,027.4	149.7	292.4	283.1	302.2
Purchase obligations (c)	6,794.6	2,628.1	3,330.2	654.0	182.3
Operating leases	138.2	37.0	45.4	25.6	30.2
Total payments on contractual obligations	$11,009.0	$2,869.8	$3,833.2	$1,029.3	$3,276.7

(a)         Amounts reported in local currencies have been translated at year-end 2014 exchange rates.

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

The table above does not include $65.5 million of uncertain tax positions, the timing of which is unknown at this time.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be insignificant in 2015. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be $91.6 million, $94.9 million, $98.8 million, $102.1 million and $106.0 million for the years ending December 31, 2015 through 2019, respectively, and a total of $572.8 million for the years 2020 through 2024. Payments to participants in the unfunded German plans are expected to be between $18 million and $20 million in each of the years 2015 through 2019 and a total of $87 million for the years 2020 through 2024.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2015 is anticipated to be approximately $7 million higher than in 2014, excluding curtailment expenses. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $3.6 million increase in the 2015 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $5.4 million of additional pension expense in 2015. Additional information regarding the company’s pension plans is provided in Note 14 accompanying the consolidated financial statements within Item 8 of this annual report.

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. The company also provides deferred taxes on the undistributed earnings in its Brazil investment related to its 10 percent indirectly held investment. Current taxes are also provided on certain other undistributed earnings that are currently taxed in the U.S. Net U.S. taxes provided for Brazil, Canada and PRC earnings in 2014, 2013 and 2012 were $11.8 million, $26.4 million and $14.5 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. The company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries was $1,799.4 million as of December 31, 2014. It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings to the U.S.; however, repatriation of these earnings could result in a material increase in the company’s effective tax rate or if the intention to indefinitely reinvest is discontinued.

Contingencies

The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites. The company believes that the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 20 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: a) our packaging segments include product demand fluctuations; availability/cost of raw materials; competitive packaging, pricing and substitution; changes in climate and weather; crop yields; competitive activity; failure to achieve productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or loss of a major customer or supplier; political instability and sanctions; and changes in foreign exchange or tax rates; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed plus: changes in senior management; successful or unsuccessful acquisitions and divestitures; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company’s defined benefit retirement plans; pension changes; uncertainties surrounding the U.S. government budget, sequestration and debt limit; reduced cash flow; ability to achieve cost-out initiatives and interest rates affecting our debt; and successful or unsuccessful acquisitions and divestitures, including, with respect to the proposed Rexam PLC (Rexam) acquisition, the effect of the announcement of the acquisition on Ball’s business relationships, operating results and business generally; the occurrence of any event or other circumstances that could give rise to the termination of our definitive agreement with Rexam in respect of the acquisition; the outcome of any legal proceedings that may be instituted against Ball related to the definitive agreement with Rexam; and the failure to satisfy conditions to completion of the acquisition of Rexam, including the receipt of all required regulatory approvals. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

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

Commodity Price Risk

Aluminum

We manage commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, we enter into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations included in commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, we use derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

Steel

Most sales contracts involving our steel products either include provisions permitting us to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices. We anticipate at this time that we will be able to pass through the majority of any steel price changes that may occur in 2015.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices could result in an estimated $4.4 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials, and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

Other

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices could result in an estimated $7.1 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices could result in an estimated $0.4 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2014, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2014, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates could result in an estimated $1.6 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2014, and the various currency exposures the company is facing, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar could result in an estimated $39.6 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $9.4 million. Actual changes in market prices or rates may differ from hypothetical changes.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of a reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.3 million on pretax earnings. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2015 and has a notional value of 1 million shares.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 20, 2015

Consolidated Statements of Earnings

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions, except per share amounts)	2014	2013	2012

Net sales	$8,570.0	$8,468.1	$8,735.7

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(6,903.5)	(6,875.4)	(7,174.0)
Depreciation and amortization	(280.9)	(299.9)	(282.9)
Selling, general and administrative	(466.5)	(418.6)	(385.5)
Business consolidation and other activities	(80.5)	(78.8)	(102.8)
	(7,731.4)	(7,672.7)	(7,945.2)

Earnings before interest and taxes	838.6	795.4	790.5

Interest expense	(159.9)	(183.8)	(179.8)
Debt refinancing costs	(33.1)	(28.0)	(15.1)
Total interest expense	(193.0)	(211.8)	(194.9)

Earnings before taxes	645.6	583.6	595.6
Tax provision	(149.9)	(149.6)	(172.2)
Equity in results of affiliates, net of tax	2.3	0.6	(1.3)
Net earnings from continuing operations	498.0	434.6	422.1
Discontinued operations, net of tax	—	0.4	(2.8)

Net earnings	498.0	435.0	419.3
Less net earnings attributable to noncontrolling interests	(28.0)	(28.2)	(23.0)
Net earnings attributable to Ball Corporation	$470.0	$406.8	$396.3

Amounts attributable to Ball Corporation:
Continuing operations	$470.0	$406.4	$399.1
Discontinued operations	—	0.4	(2.8)
Net earnings	$470.0	$406.8	$396.3

Earnings per share:
Basic - continuing operations	$3.39	$2.79	$2.58
Basic - discontinued operations	—	—	(0.02)
Total basic earnings per share	$3.39	$2.79	$2.56

Diluted - continuing operations	$3.30	$2.73	$2.52
Diluted - discontinued operations	—	—	(0.02)
Total diluted earnings per share	$3.30	$2.73	$2.50

Weighted average shares outstanding (000s):
Basic	138,508	145,943	154,648
Diluted	142,430	149,223	158,084

Cash dividends declared and paid, per share	$0.52	$0.52	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions)	2014	2013	2012

Net earnings	$498.0	$435.0	$419.3

Other comprehensive earnings:
Foreign currency translation adjustment	(199.6)	62.4	32.9
Pension and other postretirement benefits (a)	(108.1)	79.7	(72.3)
Effective financial derivatives (b)	35.0	(29.7)	29.1
Total other comprehensive earnings	(272.7)	112.4	(10.3)

Total comprehensive earnings	225.3	547.4	409.0
Less comprehensive earnings attributable to noncontrolling interests	(27.4)	(28.4)	(22.7)
Comprehensive earnings attributable to Ball Corporation	$197.9	$519.0	$386.3

(a)         Net of tax (expense) benefit of $69.4 million, $(65.6) million and $40.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)         Net of tax (expense) benefit of $4.0 million, $2.5 million and $(22.3) million for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation and Subsidiaries

	December 31,
($ in millions)	2014	2013

Assets
Current assets
Cash and cash equivalents	$191.4	$416.0
Receivables, net	957.1	859.4
Inventories, net	1,016.7	1,028.3
Deferred taxes and other current assets	148.3	167.2
Total current assets	2,313.5	2,470.9
Non-current assets
Property, plant and equipment, net	2,430.7	2,372.3
Goodwill	2,254.5	2,399.7
Intangibles and other assets, net	572.3	577.5
Total assets	$7,571.0	$7,820.4

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$175.1	$422.6
Accounts payable	1,340.0	998.8
Accrued employee costs	269.9	241.3
Other current liabilities	221.8	264.7
Total current liabilities	2,006.8	1,927.4
Non-current liabilities
Long-term debt	2,993.8	3,182.5
Employee benefit obligations	1,178.3	1,033.0
Deferred taxes and other liabilities	152.5	261.5
Total liabilities	6,331.4	6,404.4

Shareholders’ equity
Common stock (331,618,306 shares issued — 2014; 330,240,265 shares issued - 2013)	1,131.3	1,078.4
Retained earnings	4,346.9	3,947.7
Accumulated other comprehensive earnings (loss)	(522.1)	(249.9)
Treasury stock, at cost (194,652,028 shares — 2014; 188,122,102 shares - 2013)	(3,923.0)	(3,551.6)
Total Ball Corporation shareholders’ equity	1,033.1	1,224.6
Noncontrolling interests	206.5	191.4
Total shareholders’ equity	1,239.6	1,416.0
Total liabilities and shareholders’ equity	$7,571.0	$7,820.4

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation and Subsidiaries

	Years Ended December 31,
($ in millions)	2014	2013	2012

Cash Flows from Operating Activities
Net earnings	$498.0	$435.0	$419.3
Discontinued operations, net of tax	—	(0.4)	2.8
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	280.9	299.9	282.9
Business consolidation and other activities	80.5	78.8	102.8
Deferred tax provision	11.9	(1.6)	21.2
Other, net	(26.7)	(34.1)	(25.3)
Working capital changes, excluding effects of acquisitions:
Receivables	(152.3)	80.2	0.6
Inventories	(23.8)	21.4	29.1
Other current assets	(20.6)	4.3	1.5
Accounts payable	355.3	50.9	55.9
Accrued employee costs	40.1	(36.0)	10.5
Other current liabilities	(32.1)	(55.0)	(55.8)
Other, net	1.3	(2.1)	12.8
Cash provided by (used in) continuing operating activities	1,012.5	841.3	858.3
Cash provided by (used in) discontinued operating activities	—	(2.3)	(5.1)
Total cash provided by (used in) operating activities	1,012.5	839.0	853.2
Cash Flows from Investing Activities
Capital expenditures	(390.8)	(378.3)	(305.0)
Business acquisitions, net of cash acquired	—	(14.2)	(71.2)
Other, net	(0.6)	13.4	20.2
Cash provided by (used in) investing activities	(391.4)	(379.1)	(356.0)
Cash Flows from Financing Activities
Long-term borrowings	411.9	1,643.1	1,486.4
Repayments of long-term borrowings	(897.8)	(1,294.9)	(1,071.6)
Net change in short-term borrowings	68.2	(57.6)	(337.0)
Proceeds from issuances of common stock	37.2	32.9	53.1
Acquisitions of treasury stock	(397.3)	(431.7)	(547.2)
Common dividends	(72.7)	(75.2)	(61.8)
Other, net	5.2	(20.6)	(8.8)
Cash provided by (used in) financing activities	(845.3)	(204.0)	(486.9)

Effect of exchange rate changes on cash	(0.4)	(14.0)	(2.0)

Change in cash and cash equivalents	(224.6)	241.9	8.3
Cash and cash equivalents — beginning of year	416.0	174.1	165.8
Cash and cash equivalents — end of year	$191.4	$416.0	$174.1

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation and Subsidiaries

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders’
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Interest	Equity

Balance at December 31, 2011, as reported	327,004	$941.7	(166,688)	$(2,615.7)	$3,228.3	$(335.2)	$158.9	$1,378.0
Prior period revision for deferred taxes (See Note 1)	—	—	—	—	41.1	(16.9)	—	24.2
Balance at December 31, 2011, as revised	327,004	941.7	(166,688)	(2,615.7)	3,269.4	(352.1)	158.9	1,402.2
Net earnings	—	—	—	—	396.3	—	23.0	419.3
Other comprehensive earnings, net of tax	—	—	—	—	—	(10.0)	(0.3)	(10.3)
Common dividends, net of tax benefits	—	—	—	—	(60.3)	—	—	(60.3)
Treasury stock purchases	—	—	(13,148)	(547.1)	—	—	—	(547.1)
Treasury shares reissued	—	—	551	22.7	—	—	—	22.7
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	2,011	63.3	—	—	—	—	—	63.3
Tax benefit on option exercises	—	21.3	—	—	—	—	—	21.3
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(7.6)	(7.6)
Other activity	—	—	—	—	9.3	—	1.4	10.7
Balance at December 31, 2012	329,015	1,026.3	(179,285)	(3,140.1)	3,614.7	(362.1)	175.4	1,314.2
Net earnings	—	—	—	—	406.8	—	28.2	435.0
Other comprehensive earnings, net of tax	—	—	—	—	—	112.2	0.2	112.4
Common dividends, net of tax benefits	—	—	—	—	(73.8)	—	—	(73.8)
Treasury stock purchases	—	—	(9,322)	(433.9)	—	—	—	(433.9)
Treasury shares reissued	—	—	485	22.4	—	—	—	22.4
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,225	40.2	—	—	—	—	—	40.2
Tax benefit on option exercises	—	11.9	—	—	—	—	—	11.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(12.9)	(12.9)
Other activity	—	—	—	—	—	—	0.5	0.5
Balance at December 31, 2013	330,240	1,078.4	(188,122)	(3,551.6)	3,947.7	(249.9)	191.4	1,416.0
Net earnings	—	—	—	—	470.0	—	28.0	498.0
Other comprehensive earnings, net of tax	—	—	—	—	—	(272.2)	(0.5)	(272.7)
Common dividends, net of tax benefits	—	—	—	—	(70.8)		—	(70.8)
Treasury stock purchases	—	—	(6,911)	(397.3)	—	—	—	(397.3)
Treasury shares reissued	—	—	381	22.8	—	—	—	22.8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,378	35.4		—	—	—	—	35.4
Tax benefit on option exercises	—	17.5	—	—	—	—	—	17.5
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(12.2)	(12.2)
Other activity	—	—	—	3.1	—	—	(0.2)	2.9
Balance at December 31, 2014	331,618	$1,131.3	(194,652)	$(3,923.0)	$4,346.9	$(522.1)	$206.5	$1,239.6

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets. The company utilizes the two-step impairment analysis and has elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount and growth rates specific to the reporting unit to which they are applied. The company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the company’s reporting units. These reporting units have been identified based on the level at which discrete financial information is reviewed by segment management. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology. During 2014, the company determined that the fair value of each of the reporting units of the company was significantly in excess of its respective carrying value.

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

The company recognizes the funded status of each defined benefit pension plan and other postretirement benefit plan in the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants. For other postemployment benefits, the 10 percent corridor is not used. The majority of costs related to defined benefit and other postretirement plans are included in cost of sales; the remainder is included in selling, general and administrative expenses.

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

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates, raw material costs, inflation rates and common share prices. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. The company values each derivative financial instrument either by using a single valuation technique based on observable market inputs performed internally or by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s mark to fair value is initially recorded as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings, unless it is probable that the forecasted transaction will not occur. The ineffective portion of the mark to fair value associated with all hedges is recorded in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the items being hedged.

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

The determination of a reserve for a loss contingency is based on management’s judgment of probability and estimates with respect to the likelihood of an outcome and valuation of the future event. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is probable, Ball may consider the following factors, among others: the nature of the litigation, claim or assessment; available information, opinions or views of legal counsel and other advisors; and the experience gained from similar cases by the company and others. The company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the company’s consolidated financial statements. See Note 20 to the consolidated financial statements within Item 8 of this annual report for further details.

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

Revision of Prior Period Financial Statements Related to Deferred Taxes

During the second quarter of 2014, Ball identified errors in the determination of certain deferred tax amounts, originating in 2007 and prior, primarily related to fixed assets, Canadian entity valuation allowances and pension, other postretirement benefits and restructuring balances in a Canadian entity. The correction of these items impacted the consolidated balance sheets and statements of comprehensive earnings for the years ended December 31, 2013, 2012 and 2011, as presented in the company´s 2013 annual report and the unaudited condensed financial statements for each prior quarterly interim period. Additionally, as a result of these corrections, the 2012 consolidated statement of earnings should have included a tax provision related to the settlement of certain pension plans of the Canadian entity. The company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded that these misstatements were not material to Ball’s consolidated financial statements for the aforementioned prior periods; however, the company did conclude that correcting these prior misstatements would be material to the second quarter and full year 2014 consolidated statements of earnings. As a result of this analysis, the 2013 and 2012 consolidated financial statements included in this annual report have been revised to reflect the proper determination of these deferred tax positions and all related impacts. Following is a summary of the financial statement line items impacted by this revision for all periods and statements included in this annual report:

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Revised Consolidated Statements of Comprehensive Earnings Amounts

	Year Ended December 31, 2013			Year Ended December 31, 2012
($ in millions)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

Net earnings	$435.0	$—	$435.0	$426.5	$(7.2)	$419.3
Pension and other postretirement benefits	79.2	0.5	79.7	(79.5)	7.2	(72.3)
Total comprehensive earnings	546.9	0.5	547.4	409.0	—	409.0
Comprehensive earnings attributable to Ball Corporation	518.5	0.5	519.0	386.3	—	386.3

Revised Consolidated Balance Sheets Amounts

	December 31, 2013			December 31, 2012
($ in millions)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

Deferred taxes and other current assets	$162.0	$5.2	$167.2	$190.8	$5.2	$196.0
Goodwill	2,404.3	(4.6)	2,399.7	2,359.4	(4.6)	2,354.8
Intangibles and other assets, net	577.5	—	577.5	531.6	13.0	544.6
Total assets	7,819.8	0.6	7,820.4	7,507.1	13.6	7,520.7
Deferred taxes and other liabilities	285.6	(24.1)	261.5	207.9	(10.6)	197.3
Total liabilities	6,428.5	(24.1)	6,404.4	6,217.1	(10.6)	6,206.5
Retained earnings	3,913.8	33.9	3,947.7	3,580.8	33.9	3,614.7
Accumulated other comprehensive earnings (loss)	(240.7)	(9.2)	(249.9)	(352.4)	(9.7)	(362.1)
Total shareholders´equity	1,391.3	24.7	1,416.0	1,290.0	24.2	1,314.2

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

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Repairs and maintenance costs, including labor and material costs for major improvements such as annual production line overhauls, are expensed as incurred, unless those costs substantially increase the useful lives or capacity of the existing assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives, generally 5 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment. Finite-lived intangible assets, including capitalized software costs, are generally amortized over their estimated useful lives of 3 to 23 years. The company periodically reviews these estimated useful lives and when appropriate changes are made prospectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

During 2012, the company utilized a third party appraiser to assist in the evaluation of the estimated useful lives of its drawn and ironed container and related end production equipment used to make beverage containers and ends and two-piece food containers. This evaluation was performed as a result of the global alignment of the company’s use and maintenance practices for this equipment and the company’s experience with the duration over which this equipment can be utilized. As a result, the company revised the estimated useful lives of this type of equipment utilized throughout the company, which resulted in a net reduction in depreciation expense and cost of sales of $34.9 million ($22.3 million after tax, or $0.14 per diluted share) for the year ended December 31, 2012, as compared to the amount of depreciation expense and cost of sales that would have been recognized by utilizing the prior depreciable lives. The company also evaluated its estimates of the accounting for tooling, spare parts and dunnage, as well as the related obsolescence, and aligned its practices for all operations, resulting in a one-time increase in cost of sales and depreciation expense of $11.0 million ($6.7 million after tax, or $0.04 per diluted share) for the year ended December 31, 2012, primarily attributable to the immediate recognition of expense as items are placed in service.

Deferred financing costs are amortized over the life of the related loan facility and are reported as part of interest expense. When debt is extinguished prior to its maturity date, the write-off of the remaining unamortized deferred financing costs, or pro rata portion thereof, is also reported as interest expense.

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

Revenue Recognition in the Packaging Segments

The company recognizes sales of products in the packaging segments when the four basic criteria of revenue recognition are met: delivery has occurred; title has transferred; there is persuasive evidence of an agreement or arrangement and the price is fixed or determinable; and collection is reasonably assured. Shipping and handling costs are reported within cost of sales in the consolidated statement of earnings.

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized using percentage-of-completion under the cost-to-cost method of accounting. The two primary types of long-term sales contracts utilized are cost-type contracts, which are agreements to perform for cost plus an agreed upon profit component and fixed price sales contracts, which are completed for a fixed price. Cost-type sales contracts can have different types of fee arrangements, including fixed fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

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

Research and Development

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $26.6 million, $31.2 million and $26.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

2.  Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2014, accounting guidance was issued to provide an entity with the option to apply pushdown accounting in its separate financial statements in the event an acquirer obtains control of an acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This guidance was effective as of November 18, 2014, and did not have any effect on the company’s consolidated financial statements. The company will evaluate this guidance in the event of a future business combination.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2. Accounting Pronouncements (continued)

In July 2013, accounting guidance was issued to eliminate diversity in practice for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. In general, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions exist. The guidance was effective for Ball on January 1, 2014, and did not have a material effect on the company’s consolidated financial statements.

In May 2013, the Committee of Sponsoring Organization of the Treadway Commission (COSO) issued the 2013 “Internal Control — Integrated Framework” (Framework). The 2013 Framework is expected to: (1) help companies design and implement internal controls in light of the changes in business and operating environments since the issuance of the original Framework, (2) broaden the application of internal controls in addressing operating and reporting objectives and (3) clarify the requirements for determining what constitutes effective internal controls. Implementation of the 2013 Framework was effective for Ball for the year ended December 31, 2014, and did not have a material effect on the company’s established internal controls over financial reporting.

In March 2013, accounting guidance was issued to clarify that a company should release the cumulative translation adjustment into net earnings if the parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance also affects entities that lose a controlling financial interest in an investment in a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The guidance was effective for Ball prospectively on January 1, 2014, and did not have a material effect on the company’s consolidated financial statements.

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

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2014	2013	2012

Coca-Cola Bottlers’ Sales & Services Company LLC	11%	11%	11%
MillerCoors LLC and SABMiller plc	10%	9%	9%
U.S. Government	10%	10%	9%

Summary of Net Sales by Geographic Area

($ in millions)	U.S. (a)	Foreign	Consolidated

2014	$5,090.7	$3,479.3	$8,570.0
2013	5,103.9	3,364.2	8,468.1
2012	5,463.2	3,272.5	8,735.7

Summary of Net Long-Lived Assets by Geographic Area

($ in millions)	U.S.	Brazil	PRC	Germany	Other	Consolidated

2014	$1,219.4	$458.6	$269.2	$265.1	$591.1	$2,803.4
2013	1,099.6	465.7	281.2	296.3	576.0	2,718.8

(a)         Includes intercompany eliminations.

(b)         Long-lived assets exclude goodwill and intangible assets.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.  Business Segment Information (continued)

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2014	2013	2012

Net sales
Metal beverage packaging, Americas & Asia	$4,246.8	$4,193.4	$4,541.7
Metal beverage packaging, Europe	1,896.3	1,828.3	1,771.3
Metal food & household products packaging	1,504.4	1,558.6	1,559.9
Aerospace & technologies	934.8	897.1	876.8
Corporate and intercompany eliminations	(12.3)	(9.3)	(14.0)
Net sales	$8,570.0	$8,468.1	$8,735.7

Net earnings
Metal beverage packaging, Americas & Asia	$534.8	$512.4	$522.9
Business consolidation and other activities	(7.5)	(3.6)	(52.4)
Total metal beverage packaging, Americas & Asia	527.3	508.8	470.5

Metal beverage packaging, Europe	222.9	182.6	182.3
Business consolidation and other activities	(8.7)	(10.6)	(9.6)
Total metal beverage packaging, Europe	214.2	172.0	172.7

Metal food & household products packaging	154.2	177.4	167.8
Business consolidation and other activities	(41.9)	(63.7)	(27.5)
Total metal food & household products packaging	112.3	113.7	140.3

Aerospace & technologies	93.6	80.1	86.6
Business consolidation and other activities	(13.9)	(0.2)	(1.9)
Total aerospace & technologies	79.7	79.9	84.7

Segment earnings before interest and taxes	933.5	874.4	868.2

Undistributed and corporate expenses and intercompany eliminations, net	(86.4)	(78.3)	(66.3)
Business consolidation and other activities	(8.5)	(0.7)	(11.4)
Total undistributed and corporate expenses and intercompany eliminations, net	(94.9)	(79.0)	(77.7)

Earnings before interest and taxes	838.6	795.4	790.5

Interest expense	(159.9)	(183.8)	(179.8)
Debt refinancing costs	(33.1)	(28.0)	(15.1)
Total interest expense	(193.0)	(211.8)	(194.9)
Tax provision (a)	(149.9)	(149.6)	(172.2)
Equity in results of affiliates, net of tax	2.3	0.6	(1.3)
Net earnings from continuing operations (a)	498.0	434.6	422.1
Discontinued operations, net of tax	—	0.4	(2.8)
Net earnings (a)	498.0	435.0	419.3
Less net earnings attributable to noncontrolling interests	(28.0)	(28.2)	(23.0)
Net earnings attibutable to Ball Corporation (a)	$470.0	$406.8	$396.3

(a) 2012 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.  Business Segment Information (continued)

Summary of Business by Segment (continued)

	Years Ended December 31,
($ in millions)	2014	2013	2012

Depreciation and Amortization
Metal beverage packaging, Americas & Asia	$128.7	$121.9	$116.9
Metal beverage packaging, Europe	62.5	87.0	82.4
Metal food & household products packaging	57.1	59.4	54.6
Aerospace & technologies	26.2	24.1	21.9
Segment depreciation and amortization	274.5	292.4	275.8
Corporate	6.4	7.5	7.1
Depreciation and amortization	$280.9	$299.9	$282.9

Capital Expenditures
Metal beverage packaging, Americas & Asia	$160.1	$224.0	$173.9
Metal beverage packaging, Europe	108.6	75.4	45.6
Metal food & household products packaging	81.6	43.0	36.3
Aerospace & technologies	30.1	29.4	43.7
Segment capital expenditures	380.4	371.8	299.5
Corporate	10.4	6.5	5.5
Capital expenditures	$390.8	$378.3	$305.0

	December 31,
($ in millions)	2014	2013

Total Assets
Metal beverage packaging, Americas & Asia	$3,422.8	$3,426.4
Metal beverage packaging, Europe	2,274.5	2,380.1
Metal food & household products packaging (a)	1,508.1	1,556.3
Aerospace & technologies	411.6	346.1
Segment assets (a)	7,617.0	7,708.9
Corporate assets, net of eliminations	(46.0)	111.5
Total assets (a)	$7,571.0	$7,820.4

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$31.3	$31.9
Metal beverage packaging, Europe	0.5	0.4
Corporate assets, net of eliminations	1.4	1.4
Total investments in affiliates	$33.2	$33.7

(a) 2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

4.  Acquisitions

Envases del Plata S.A. de C.V.

In December 2012, the company acquired a leading producer of extruded aluminum aerosol packaging in Mexico with a single manufacturing facility in San Luis Potosí, for cash of $57.7 million, net of cash acquired, and assumed debt of $72.7 million. The facility produces extruded aluminum aerosol containers for personal care and household products for customers in North, Central and South America and employs approximately 150 people. The acquisition provides a platform to grow the company’s existing North American extruded aluminum business and new end market for the company’s products, including the company’s ReAlTM technology that enables the use of recycled material and meaningful lightweighting in the manufacture of extruded aluminum packaging. Based on the final purchase price allocation, goodwill of $64.0 million was recorded. This acquisition is not material to the metal food and household products packaging segment.

Tubettificio Europeo S.p.A. (Tubettificio)

In August 2012, the company acquired Tubettificio, a small regional manufacturer of metal beverage packaging containers in Italy for cash of approximately $15.3 million and consolidated it into other existing facilities. This acquisition is not material to the metal beverage packaging, Europe, segment.

5.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/gains included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Metal beverage packaging, Americas & Asia	$(7.5)	$(3.6)	$(52.4)
Metal beverage packaging, Europe	(8.7)	(10.6)	(9.6)
Metal food & household products packaging	(41.9)	(63.7)	(27.5)
Aerospace & technologies	(13.9)	(0.2)	(1.9)
Corporate and other	(8.5)	(0.7)	(11.4)
	$(80.5)	$(78.8)	$(102.8)

2014

Metal Beverage Packaging, Americas and Asia

During September 2014, the company executed a lump sum buyout offer to certain terminated vested pension plan participants in its U.S. defined benefit pension plans. The offer provided participants with a one-time election to receive a lump-sum payout in full settlement of their remaining pension benefits (see Note 14 for details). In connection with this offer, a non-cash charge of $13.9 million was recorded in the segment for the settlement of its pension benefit obligations in 2014.

During 2014, a fire occurred at a metal beverage packaging, Americas, facility. As a result, the company recorded a gain of $3.5 million to reflect the difference between the net book value of the impaired assets and the net insurance proceeds.

In 2014, the company received and recorded compensation of $5.0 million for the reimbursement of severance costs incurred in connection with the company’s closure and relocation of the Shenzhen, PRC, manufacturing facility in 2013.

Additionally, the company sold its plastic motor oil container and pail manufacturing business in the PRC and recorded a net loss of $0.4 million in connection with the sale.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

Also included in 2014 were net charges of $1.7 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations, and for ongoing costs related to previously closed facilities and other insignificant activities.

Metal Beverage Packaging, Europe, and Corporate

In 2014, the company recorded a non-cash charge of $7.2 million for the aforementioned settlement of its pension benefit obligations.

The company recorded charges of $4.1 million, primarily for headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland.

During the fourth quarter, the company recorded charges of $1.1 million related to business reorganization activities in the company’s metal beverage packaging, Europe, operations. Also included in 2014 were charges of $4.8 million related to the write off of previously capitalized costs associated with the company’s Lublin, Poland, facility, and for other insignificant activities.

Metal Food and Household Products Packaging

In the fourth quarter, the company recorded a provision against the balance of a long-term receivable of $16.5 million as a result of the financial difficulties of a metal food and household products packaging segment customer. This provision represents the company’s estimate of the most likely potential loss of value it expects to incur as a result of the financial condition of this customer. The company’s estimate of potential loss as a result of this event may change in the future if the customer’s facts and circumstances change.

During 2014, the company recorded a non-cash charge of $10.3 million for the aforementioned settlement of its pension benefit obligations.

In 2014, the company recorded charges of $6.2 million related to a reduction in force to eliminate certain food can production in the Oakdale, California, facility, as well as charges related to voluntary separation programs. The year also included charges of $3.9 million for costs in connection with the announced closure of its Danville, Illinois, steel aerosol packaging facility. Additionally, charges of $5.0 million were recorded for previously closed facilities and other insignificant activities.

Aerospace and Technologies

During 2014, the company recorded a non-cash charge of $13.9 million for the aforementioned settlement of its pension benefit obligations.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

2013

Metal Beverage Packaging, Americas and Asia

During July 2013, the company signed a compensation agreement for approximately $72 million pretax with the PRC government to close the Shenzhen manufacturing facility and relocate the production capacity. Proceeds from the compensation agreement offset costs related to the closure and relocation of the Shenzhen facility and were composed of compensation for the disposal of the land and building, the disposal and transfer of machinery and equipment, business interruption losses and severance. Compensation received in excess of expenses or losses incurred by the company were reflected in business consolidation and other activities. During 2013, the company received and recorded the following: (1) $34.0 million of compensation for land and buildings, resulting in income of $26.2 million for the excess compensation over net book value; (2) $26.8 million of compensation for machinery and equipment, including removal costs, of which $3.8 million was used to offset 2013 costs and $23.0 million was deferred in the balance sheet to offset capital expenditures for the relocation of capacity; (3) $6.2 million of compensation for business interruption, of which $4.1 million was recognized in cost of sales in 2013; (4) $7.2 million of expense for severance costs, the majority of which was compensated in the first quarter of 2014 and (5) $1.6 million for other costs that were not compensated under the agreement.

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

Metal Food and Household Products Packaging

During the fourth quarter, the company announced plans to close its Danville, Illinois, steel aerosol packaging facility in the second half of 2014, and recorded charges of $4.9 million in connection with this planned closure. The Danville facility produced steel aerosol cans and ends for household products customers, which are now supplied by other North American metal food and household products packaging facilities.

The company recorded an accounts receivable provision of $27.0 million as a result of the October 28, 2013, bankruptcy filing of a metal food and household products packaging segment customer. This provision represented the company’s estimate of the most likely potential loss of value it expected to incur on the approximately $46.5 million accounts receivable balance as a result of the customer’s bankruptcy. In October 2013, the company entered into an agreement with the customer’s second lien lenders to provide, among other things, that if such lenders were the successful bidder for the customer’s assets out of bankruptcy, the company would supply the lenders’ can and end requirements under a new long-term contract. On February 6, 2014, the lenders were selected as the successful bidder for the customer’s assets and such selection was approved by the U.S. Bankruptcy Court on February 12, 2014. The lenders acquired the customer’s assets on February 28, 2014, and as a result, the company fully wrote off the accounts receivable reserved for at December 31, 2013. The company also recorded various short-term and long-term receivables in conjunction with the lender’s acquisition.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

Summary

Detailed below is a summary by segment of the activity in the restructuring reserves for the years ended December 31, 2014 and 2013. The reserve balances are included in other current liabilities on the consolidated balance sheets.

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Food & Household Products Packaging	Metal Beverage Packaging, Europe	Aerospace & Technologies	Corporate & Other Costs	Total

Balance at December 31 2012	$16.4	$3.0	$—	$1.9	$3.8	$25.1
(Gains) charges to earnings	(3.2)	19.9	—	—	0.2	16.9
Cash payments and other activity	(11.3)	(8.2)	—	(1.9)	(4.0)	(25.4)
Balance at December 31 2013	1.9	14.7	—	—	—	16.6
(Gains) charges to earnings	(1.7)	12.6	0.9	—	—	11.8
Cash payments and other activity	(0.2)	(22.2)	—	—	—	(22.4)
Balance at December 31 2014	$—	$5.1	$0.9	$—	$—	$6.0

The carrying value of assets held for sale in connection with facility closures was approximately $11.7 million and $20.4 million at December 31, 2014 and 2013, respectively.

6. Receivables

	December 31,
($ in millions)	2014	2013

Trade accounts receivable	$800.0	$835.2
Less allowance for doubtful accounts	(7.0)	(36.3)
Net trade accounts receivable	793.0	798.9
Other receivables	164.1	60.5
	$957.1	$859.4

The allowance for doubtful accounts at December 31, 2013, included a provision of $27.0 million as a result of the October 2013 bankruptcy filing of a metal food and household products packaging segment customer. Additional details are available in Note 5. Other receivables include income and sales tax receivables, certain vendor rebate receivables and other miscellaneous receivables.

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $205.8 million and $144.8 million for the years ended December 31, 2014 and 2013, respectively, and included $133.3 million and $99.2 million at each period end, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 2.3 years, and the average length remaining on those contracts at December 31, 2014, was 11 months. Approximately $201.7 million of net accounts receivables at December 31, 2014, is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

The company has entered into several regional uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $293 million at December 31, 2014. A total of $197.6 million and $137.5 million were sold under these programs as of December 31, 2014 and 2013, respectively. In addition, Latapack-Ball has non-recourse uncommitted accounts receivable factoring programs with a combined limit of approximately $8 million at December 31, 2014. There were no accounts receivable sold as of December 31, 2014, and $6.0 million was sold under this program as of December 31, 2013.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

7.  Inventories

	December 31,
($ in millions)	2014	2013

Raw materials and supplies	$479.2	$465.6
Work-in-process and finished goods	579.2	609.6
Less inventory reserves	(41.7)	(46.9)
	$1,016.7	$1,028.3

8.  Property, Plant and Equipment

	December 31,
($ in millions)	2014	2013

Land	$64.6	$67.6
Buildings	973.4	980.9
Machinery and equipment	3,612.5	3,647.8
Construction-in-progress	382.7	232.9
	5,033.2	4,929.2
Accumulated depreciation	(2,602.5)	(2,556.9)
	$2,430.7	$2,372.3

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $239.5 million, $261.3 million and $248.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

9.  Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2012 (a)	$740.7	$993.2	$620.9	$—	$2,354.8
Business acquisitions and related opening balance sheet adjustments	—	—	(15.1)	8.6	(6.5)
Effects of currency exchange rates	—	44.0	7.4	—	51.4
Balance at December 31, 2013 (a)	740.7	1,037.2	613.2	8.6	2,399.7
Business disposition	(1.2)	—	—	—	(1.2)
Effects of currency exchange rates	—	(123.3)	(20.7)	—	(144.0)
Balance at December 31, 2014	$739.5	$913.9	$592.5	$8.6	$2,254.5

(a) 2012 and 2013 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

10. Intangibles and Other Assets

	December 31,
($ in millions)	2014	2013

Investments in affiliates	$33.2	$33.7
Intangible assets (net of accumulated amortization of $115.2 million and $93.7 million at December 31, 2014 and 2013, respectively)	137.1	166.1
Capitalized software (net of accumulated amortization of $103.8 million and $91.3 million at December 31, 2014 and 2013, respectively)	62.6	65.0
Company and trust-owned life insurance	168.1	150.9
Deferred financing costs	36.3	46.2
Long-term deferred tax assets	66.5	36.5
Other	68.5	79.1
	$572.3	$577.5

Total amortization expense of intangible assets amounted to $41.4 million, $38.6 million and $34.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Based on intangible asset values and currency exchange rates as of December 31, 2014, total annual intangible asset amortization expense is expected to be $38.2 million, $34.4 million, $30.5 million, $25.3 million and $17.7 million for the years 2015 through 2019, respectively, and $49.5 million combined for all years thereafter.

In the fourth quarter 2014, the company recorded a provision against the balance of a long-term receivable of $16.5 million as a result of the financial difficulties of a metal food and household products packaging segment customer (see Note 5).

11.  Leases

The company leases warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. Certain of the company’s leases in effect at December 31, 2014, include renewal options and/or escalation clauses for adjusting lease expense based on various factors. Under the company’s lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if the company elects not to do so, to compensate the lessors for the difference between the fair market value of the equipment and the guaranteed minimum residual value. The company’s maximum risk under these lease agreements was approximately $27.0 million as of December 31, 2014.

Total noncancellable operating leases in effect at December 31, 2014, require rental payments of $37.0 million, $25.3 million, $20.1 million, $15.3 million and $10.3 million for the years 2015 through 2019, respectively, and $30.2 million combined for all years thereafter. Lease expense for all operating leases was $81.2 million, $73.2 million and $70.2 million in 2014, 2013 and 2012, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2014	2013

Notes Payable
7.375% Senior Notes, due September 2019	$—	$315.4
6.75% Senior Notes, due September 2020	500.0	500.0
5.75% Senior Notes, due May 2021	500.0	500.0
5.00% Senior Notes, due March 2022	750.0	750.0
4.00% Senior Notes, due November 2023	1,000.0	1,000.0
Senior Credit Facilities, due June 2018 (at variable rates)
Term B Loan, British sterling denominated (2013 - 2.11%)	—	60.8
Term C Loan, euro denominated (2014 - 1.65%; 2013 - 1.86%)	92.9	111.2
Multi-currency revolver, euro denominated	—	96.6
Latapack-Ball Notes Payable, denominated in various currencies (2014 - 4.14%; 2013 - 3.58%)	204.2	215.8
Other (including discounts and premiums)	1.7	(2.0)
	3,048.8	3,547.8

Less: Current portion of long-term debt	(55.0)	(365.3)
	$2,993.8	$3,182.5

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

At December 31, 2014, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $984 million was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until June 2018. In addition to these facilities, the company had approximately $790 million of short-term uncommitted credit facilities available at December 31, 2014, of which $10.1 million was outstanding and due on demand. At December 31, 2013, the company had $57.3 million outstanding under short-term uncommitted credit facilities.  The weighted average interest rate of the outstanding short-term facilities was 1.5 percent at December 31, 2014, and was insignificant at December 31, 2013.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, totaling $110 million at December 31, 2014. There were no accounts receivable sold at December 31, 2013. This agreement, which has been amended and extended from time to time, is scheduled to mature in June 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $85 million and $175 million depending on the seasonal accounts receivable balance in the company’s North American packaging businesses.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Debt and Interest Costs (continued)

In December 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019 in the amount of $315.4 million. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first quarter of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums. These charges are included as a component of interest expense in the consolidated statement of earnings.

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

The fair value of the long-term debt was estimated to be $3.1 billion at December 31, 2014, which approximated the carrying value of $3.0 billion. The fair value was estimated to be $3.5 billion at December 31, 2013, which approximated the carrying value of $3.5 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2014, have maturities of $55.0 million, $62.4 million, $102.8 million, $53.1 million and $13.5 million in the years ending December 31, 2015 through 2019, respectively, and $2,762.0 million thereafter. Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2014 and 2013, were $16.3 million and $16.5 million, respectively. Interest payments were $168.6 million, $187.5 million and $177.3 million in 2014, 2013 and 2012, respectively.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 22 contains further details, as well as required condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined in the agreements) of no less than 3.50 and a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at December 31, 2014 and 2013, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are non-recourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income

The amount of earnings before income taxes is:

	Years Ended December 31,
($ in millions)	2014	2013	2012

U.S.	$279.7	$242.9	$295.8
Foreign	365.9	340.7	299.8
	$645.6	$583.6	$595.6

The provision for income tax expense is:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Current
U.S.	$50.8	$47.2	$54.7
State and local	17.7	3.6	15.0
Foreign	69.5	100.4	81.3
Total current	138.0	151.2	151.0

Deferred
U.S.	8.9	28.5	25.7
State and local	(1.1)	(0.7)	5.0
Foreign	4.1	(29.4)	(9.5)
Total deferred (a)	11.9	(1.6)	21.2
Tax provision	$149.9	$149.6	$172.2

(a)         Amounts do not include tax benefits (expense) related to discontinued operations of $(0.2) million and $1.7 million in 2013 and 2012, respectively.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Statutory U.S. federal income tax	$226.0	$204.3	$208.5
Increase (decrease) due to:
Foreign tax rate differences	(57.3)	(45.5)	(36.9)
U.S. state and local taxes, net	6.9	1.6	12.2
U.S. taxes on foreign earnings, net of tax credits	11.8	26.4	14.5
U.S. manufacturing deduction	(6.8)	(4.3)	(7.1)
U.S. research and development tax credits	(8.5)	(17.9)	(5.3)
Uncertain tax positions, including interest	(7.9)	(3.4)	(10.3)
Company and trust-owned life insurance	(4.9)	(6.3)	(5.5)
Other, net	(9.4)	(5.3)	2.1
Provision for taxes	$149.9	$149.6	$172.2
Effective tax rate expressed as a percentage of pretax earnings	23.2%	25.6%	28.9%

The 2014 full year effective income tax rate was 23.2 percent compared to 2013 of 25.6 percent. The lower tax rate in 2014 was primarily the result of a higher foreign tax rate differential, lower U.S. taxes on foreign earnings and the 2014 releases of uncertain tax positions which exceeded those occurring in 2013, partially offset by lower 2014 U.S. research and development tax credits.

The decrease in the 2013 full year effective tax rate of 25.6 percent as compared to 2012 of 28.9 percent was primarily due to the retroactive extension of the U.S. research and development credit, a lower state effective tax rate and a higher foreign tax rate differential, partially offset by higher U.S. taxes on foreign earnings and the 2012 releases of uncertain tax positions which exceeded those occurring in 2013.

Ball’s Serbian subsidiary was granted an income tax holiday that applies to only a portion of earnings and will expire at the end of 2015. In addition, in 2010 the Serbian subsidiary was granted a tax credit equal to 80 percent of additional local investment with a ten-year period that will expire in 2022. The credit may be used to offset tax on earnings not covered by the initial tax holiday and has $21 million remaining as of December 31, 2014. In 2011 and 2012, Ball’s Brazilian joint venture was granted two tax holidays expiring in 2021 and 2022. Under the terms of the holidays, a certain portion of Brazil earnings receive a 19 percent tax exemption.

Due to the U.S. tax status of certain Ball subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. The company also provides deferred taxes on the undistributed earnings in its Brazil investment related to its 10 percent indirectly held investment. Current taxes are also provided on certain other undistributed earnings that are currently taxed in the U.S. Net U.S. taxes primarily provided for Brazil, Canada and PRC earnings in 2014, 2013 and 2012 were $11.8 million, $26.4 million and $14.5 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. The company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries was $1,799.4 million as of December 31, 2014. It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings to the U.S.; however, repatriation of these earnings could result in a material increase in the company’s effective tax rate or if the intention to indefinitely reinvest is discontinued.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

Net income tax payments were $163.2 million, $111.4 million and $143.9 million in 2014, 2013 and 2012, respectively.

The significant components of deferred tax assets and liabilities were:

	December 31,
($ in millions)	2014	2013

Deferred tax assets:
Deferred compensation	$105.7	$104.1
Accrued employee benefits	128.1	130.6
Plant closure costs	3.4	15.2
Accrued pensions	175.5	88.9
Inventory and other reserves	19.4	24.3
Net operating losses, foreign tax credits and other tax attributes	108.8	96.0
Unrealized losses on currency exchange and derivative transactions	24.4	29.5
Other	26.2	30.0
Total deferred tax assets	591.5	518.6
Valuation allowance	(92.4)	(85.0)
Net deferred tax assets	499.1	433.6
Deferred tax liabilities:
Property, plant and equipment	(242.4)	(244.2)
Goodwill and other intangible assets	(141.1)	(144.0)
Other	(30.2)	(15.1)
Total deferred tax liabilities	(413.7)	(403.3)
Net deferred tax asset (liability)	$85.4	$30.3

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2014	2013

Deferred taxes and other current assets	$54.9	$83.2
Intangibles and other assets, net	66.5	36.5
Other current liabilities	(3.6)	(3.0)
Deferred taxes and other liabilities	(32.4)	(86.4)
Net deferred tax asset	$85.4	$30.3

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

13.  Taxes on Income (continued)

At December 31, 2014, Ball’s European subsidiaries had net operating loss carryforwards, with no expiration date, of $54.0 million with a related tax benefit of $13.1 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, expiring between 2027 and 2034, of $101.7 million with a related tax benefit of $27.0 million. Ball’s Mexican subsidiary had net operating loss carryforwards of $23.2 million with a related tax benefit of $7.0 million expiring between 2021 and 2024. Due to the uncertainty of ultimate realization, the European and Canadian benefits have been fully offset by valuation allowances while the Mexican net operating losses are expected to be fully utilized. At December 31, 2014, the company had foreign tax credit carryforwards of $59.0 million expiring between 2015 and 2024; however, due to the uncertainty of realization, the benefit has been fully offset by a valuation allowance.

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2014	2013	2012

Balance at January 1	$78.3	$76.6	$57.4
Additions based on tax positions related to the current year	1.4	1.7	31.3
Additions for tax positions of prior years	7.7	5.5	6.2
Reductions for settlements	—	(7.2)	(19.8)
Reductions due to lapse of statute of limitations	(16.5)	(0.2)	—
Effect of foreign currency exchange rates	(5.4)	1.9	1.5
Balance at December 31	$65.5	$78.3	$76.6

The annual provisions for income taxes included tax benefits, including interest, of $7.9 million, $3.4 million and $10.3 million in 2014, 2013 and 2012, respectively.

At December 31, 2014, the amount of unrecognized tax benefits that, if recognized, would reduce tax expense was $76.7 million. Within the next 12 months, it is reasonably possible that unrecognized tax benefits may decrease by as much as $20.5 million as a result of settlements with various taxing jurisdictions. The company and its subsidiaries file various income tax returns in the U.S. federal, various states, local and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2011. With a few exceptions, the company is no longer subject to state and local or foreign examinations by tax authorities for years prior to 2007. The company’s significant non-U.S. filings are in Germany, France, the United Kingdom, the Netherlands, Poland, Serbia, the PRC, Canada, Brazil, the Czech Republic, Mexico and Argentina. At December 31, 2014, the company had ongoing examinations by tax authorities in Germany, the United Kingdom, Hong Kong and Canada.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $1.3 million, $2.7 million and $2.8 million of additional income tax expense in 2014, 2013 and 2012, respectively, for potential interest on these items. At December 31, 2014 and 2013, the accrual for uncertain tax positions included potential interest expense of $11.2 million and $10.4 million, respectively. No penalties have been accrued.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations

	December 31,
($ in millions)	2014	2013

Underfunded defined benefit pension liabilities	$724.1	$601.9
Less current portion and prepaid pension assets	(19.4)	(21.4)
Long-term defined benefit pension liabilities	704.7	580.5
Retiree medical and other postemployment benefits	169.0	165.9
Deferred compensation plans	272.2	257.1
Other	32.4	29.5
	$1,178.3	$1,033.0

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

The company also participates in multi-employer defined benefit plans for which Ball is not the sponsor. The aggregated annual 2014 expense for these plans of $2.0 million, which approximated the total annual funding, is included in the summary of net periodic benefit cost. The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.  In the event that Ball withdraws from participation in one of these plans, then applicable law could require the company to make additional lump-sum contributions to the plan. The company’s withdrawal liability for any multi-employer defined benefit pension plan would depend on the extent of the plan’s funding of vested benefits.  Additionally, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the plan.

In 2014, the company updated the mortality tables used to calculate its U.S. defined benefit pension and other postretirement benefit liabilities. In October 2014, the Society of Actuaries’ Retirement Plans Experience Committee (RPEC) released new mortality tables known as RP 2014. The new tables released by the RPEC reflected substantial life expectancy improvements. The company evaluated the new mortality tables and chose to value its U.S. defined benefit pension and other postretirement benefit liabilities using an alternative assumption of future mortality based on past history that is more representative of the company’s expectations around future improvements in mortality rates for the plan participants. The company’s assumptions reflect anticipated future improvements in mortality rates. This alternative assumption was determined to be credible by the company’s actuaries and meets professional actuarial standards.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employment Benefit Obligations (continued)

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2014 and 2013 follows:

	2014				2013
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$1,284.2	$704.6		$1,988.8	$1,373.6	$660.0		$2,033.6
Service cost	46.3	13.4		59.7	48.7	12.1		60.8
Interest cost	62.0	25.7		87.7	55.2	24.0		79.2
Benefits paid	(51.4)	(32.7)		(84.1)	(75.4)	(32.2)		(107.6)
Net actuarial (gains) losses	184.0	105.4		289.4	(122.2)	18.3		(103.9)
Effect of exchange rates	—	(73.2)		(73.2)	—	19.2		19.2
Settlements/curtailments/special termination	(102.8)	—		(102.8)	3.5	1.7		5.2
Plan amendments and other	(6.2)	—		(6.2)	0.8	1.5		2.3
Benefit obligation at year end	1,416.1	743.2		2,159.3	1,284.2	704.6		1,988.8
Change in plan assets:
Fair value of assets at prior year end	1,109.5	277.4		1,386.9	952.0	261.4		1,213.4
Actual return on plan assets	48.4	65.2		113.6	76.2	6.6		82.8
Employer contributions	94.3	26.9		121.2	157.5	16.3		173.8
Contributions to unfunded
German plans (a)	—	22.2		22.2	—	22.5		22.5
Benefits paid	(51.4)	(32.7)		(84.1)	(75.4)	(32.2)		(107.6)
Effect of exchange rates	—	(21.8)		(21.8)	—	1.8		1.8
Settlements	(102.8)	—		(102.8)	(0.8)	—		(0.8)
Other	—	—		—	—	1.0		1.0
Fair value of assets at end of year	1,098.0	337.2		1,435.2	1,109.5	277.4		1,386.9
Underfunded status	$(318.1)	$(406.0	)(a)	$(724.1)	$(174.7)	$(427.2	)(a)	$(601.9)

(a)     The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $393.9 million and $370.3 million of the total unfunded status at December 31, 2014 and 2013, respectively.

Amounts recognized in the consolidated balance sheets for the funded status consisted of:

	December 31,
	2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$—	$1.8	$1.8	$—	$2.3	$2.3
Defined benefit pension liabilities	(318.1)	(407.8)	(725.9)	(174.7)	(429.5)	(604.2)
	$(318.1)	$(406.0)	$(724.1)	$(174.7)	$(427.2)	$(601.9)

Amounts recognized in accumulated other comprehensive earnings (loss) consisted of:

	December 31,
	2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$606.3	$183.0	$789.3	$462.9	$153.0	$615.9
Net prior service cost (credit)	7.9	(1.9)	6.0	13.9	(2.4)	11.5
Tax effect and currency exchange rates	(239.0)	(50.1)	(289.1)	(187.0)	(47.3)	(234.3)
	$375.2	$131.0	$506.2	$289.8	$103.3	$393.1

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,355.2 million and $1,236.7 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $675.1 million and $628.2 million at December 31, 2014 and 2013, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2014				2013
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$1,416.0	$440.2		$1,856.2	$1,284.1	$415.2		$1,699.3
Accumulated benefit obligation	1,355.2	411.1		1,766.3	1,236.7	393.4		1,630.1
Fair value of plan assets	1,098.0	40.5	(a)	1,138.5	1,109.5	40.1	(a)	1,149.6

(a)         The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $393.9 million and $370.3 million at December 31, 2014 and 2013, respectively.

Components of net periodic benefit cost were:

	Years Ended December 31,
	2014			2013			2012
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$46.3	$13.4	$59.7	$48.7	$12.1	$60.8	$47.0	$7.9	$54.9
Interest cost	62.0	25.7	87.7	55.2	24.0	79.2	56.5	28.7	85.2
Expected return on plan assets	(82.6)	(17.0)	(99.6)	(77.3)	(16.7)	(94.0)	(73.9)	(16.9)	(90.8)
Amortization of prior service cost	(0.1)	(0.5)	(0.6)	—	(0.4)	(0.4)	0.9	(0.4)	0.5
Recognized net actuarial loss	29.5	8.2	37.7	42.5	7.8	50.3	33.7	7.0	40.7
Curtailment and settlement losses (gains), including special termination benefits	45.3	—	45.3	6.1	1.7	7.8	(0.1)	25.7	25.6
Net periodic benefit cost for Ball-sponsored plans	100.4	29.8	130.2	75.2	28.5	103.7	64.1	52.0	116.1

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	2.0	—	2.0	2.6	—	2.6	2.7	—	2.7
Curtailment and settlement losses (gains)	—	—	—	9.8	—	9.8	—	—	—
Net periodic benefit cost for multi-employer plans	2.0	—	2.0	12.4	—	12.4	2.7	—	2.7
Total net periodic benefit cost	$102.4	$29.8	$132.2	$87.6	$28.5	$116.1	$66.8	$52.0	$118.8

In September 2014, the company executed a lump sum buyout offer to certain terminated vested pension plan participants in its U.S. defined benefit pension plans. The offer provides participants with a one-time election to receive a lump-sum payout in full settlement of their remaining pension benefit. The company recorded a non-cash charge of $45.3 million for the settlement of its pension benefit obligations in connection with this offer in 2014, based on pension asset values and liabilities at the time of the settlement.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

The estimated actuarial net gain (loss) and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2015 are a loss of $49.3 million and a gain of $1.4 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be insignificant in 2015. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be $91.6 million, $94.9 million, $98.8 million, $102.1 million and $106.0 million for the years ending December 31, 2015 through 2019, respectively, and a total of $572.8 million for the years 2020 through 2024. Payments to participants in the unfunded German plans are expected to be approximately $18 million to $20 million in each of the years 2015 through 2019 and a total of $87 million for the years 2020 through 2024.

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2014	2013	2012	2014	2013	2012
Discount rate	4.15%	5.00%	4.13%	3.50%	4.25%	4.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.00%	3.00%

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2014	2013	2012	2014	2013	2012
Discount rate	3.75%	4.50%	4.50%	1.75%	3.25%	3.25%
Rate of compensation increase	3.00%	4.25%	3.75%	2.50%	2.75%	2.75%
Pension increase	3.15%	3.40%	2.90%	1.75%	1.75%	1.75%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2014, will be used to determine net periodic benefit cost for 2015. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $3.6 million increase in the 2015 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in estimated additional pension expense of $5.4 million in 2015.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.13%	4.75%	4.25%	4.00%	4.05%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	7.25%	7.63%	7.75%	4.56%	4.55%	4.53%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2014	2013	2012	2014	2013	2012
Discount rate	4.50%	4.50%	5.00%	3.25%	3.25%	5.00%
Rate of compensation increase	4.25%	3.75%	3.90%	2.75%	2.75%	2.75%
Pension increase	3.40%	2.90%	3.05%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	6.50%	7.00%	7.00%	N/A	N/A	N/A

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

In selecting the U.S. discount rate for December 31, 2014, several benchmarks were considered, including Moody’s long-term corporate bond yield for A bonds, the Citigroup Pension Liability Index, the JP Morgan 15+ year corporate bond yield for A bonds and the Merrill Lynch 15+ year corporate bond yield for A bonds. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated A or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2014, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2014, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate expected return was $1,470.9 million for 2014, $1,238.5 million for 2013 and $1,179.8 million for 2012.

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

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2014:

	U.S.		Canada	United Kingdom (c)

Cash and cash equivalents	0-10%		0-2%	—
Equity securities	10-75%	(a)	8-12%	25%
Fixed income securities	25-70%	(b)	88-92%	61%
Absolute return investments	—		—	6%
Alternative investments	0-35%		—	8%

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

(c)      The percentages provided reflect the asset allocation percentage at December 31, 2014. The portfolio mix is expected to be adjusted over time toward more fixed income securities.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2014	2013
Cash and cash equivalents	3%	6%
Equity securities	38%	37%
Fixed income securities	50%	49%
Alternative investments	9%	8%
	100%	100%

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

Commingled funds: The shares held are valued at the net asset value (NAV) at year end.

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

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets are summarized in the tables below:

	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$0.9	$88.7	$—	$89.6
Corporate equity securities:
Consumer discretionary	53.8	—	—	53.8
Industrials	58.7	—	—	58.7
Information technology	57.5	—	—	57.5
Other	116.6	34.4	—	151.0
U.S. government and agency securities:
FHLMC mortgage backed securities	—	14.7	—	14.7
FNMA mortgage backed securities	—	49.9	—	49.9
Other	49.1	13.1	—	62.2
Corporate bonds and notes:
Financials	—	96.5	—	96.5
Oil and gas	—	33.4	—	33.4
Private placement	—	44.8	—	44.8
Other	—	113.5	—	113.5
Commingled funds
International	19.5	68.7	—	88.2
Other	3.3	50.3	—	53.6
Limited partnerships and other	—	67.6	63.0	130.6
Total assets	$359.4	$675.6	$63.0	$1,098.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

	December 31, 2013
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$0.5	$149.8	$—	$150.3
Corporate equity securities:
Industrials	54.7	—	—	54.7
Information technology	55.3	—	—	55.3
Other	156.7	30.8	—	187.5
U.S. government and agency securities:
FHLMC mortgage backed securities	—	17.5	—	17.5
FNMA mortgage backed securities	—	43.1	—	43.1
Other	35.7	15.6	—	51.3
Corporate bonds and notes:
Financials	—	105.2	—	105.2
Utilities	—	37.4	—	37.4
Private placement	—	45.4	—	45.4
Other	0.2	108.2	—	108.4
Commingled funds	23.2	111.5	—	134.7
Limited partnerships and other	—	66.8	51.9	118.7
Total assets	$326.3	$731.3	$51.9	$1,109.5

The following is a reconciliation of the U.S. Level 3 assets for the two years ended December 31, 2014 (dollars in millions):

Balance at December 31, 2012	$48.9
Actual return on plan assets relating to assets still held at the reporting date	2.0
Purchases	5.9
Sales	(4.9)
Balance at December 31, 2013	51.9
Actual return on plan assets relating to assets still held at the reporting date	9.5
Purchases	9.1
Sales	(7.5)
Balance at December 31, 2014	$63.0

	December 31,
($ in millions)	2014	2013

Canadian pension assets, at fair value (all Level 2):
Equity commingled funds	$3.9	$4.2
Fixed income commingled funds	34.5	35.6
Fixed income securities	8.7	9.5
Total assets	$47.1	$49.3

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

	December 31,
($ in millions)	2014	2013

U.K. pension assets, at fair value (all Level 2):
Equity commingled funds	$71.3	$56.2
Fixed income commingled funds	174.1	134.9
Absolute return funds	17.2	18.0
Alternative investments	22.8	15.8
Net assets	$285.4	$224.9

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

An analysis of the change in other postretirement benefit accruals for 2014 and 2013 follows:

($ in millions)	2014	2013

Change in benefit obligation:
Benefit obligation at prior year end	$155.4	$168.2
Service cost	1.4	1.7
Interest cost	7.3	6.6
Benefits paid	(11.4)	(12.5)
Net actuarial (gain) loss	3.1	(9.1)
Special termination benefits	—	1.9
Effect of exchange rates and other	(1.7)	(1.4)
Benefit obligation at year end	$154.1	$155.4

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14.  Employee Benefit Obligations (continued)

Components of net periodic benefit cost were:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Service cost	$1.4	$1.7	$1.6
Interest cost	7.3	6.6	7.4
Amortization of prior service cost	(0.5)	(0.5)	(0.1)
Recognized net actuarial loss (gain)	(1.5)	(0.6)	(1.0)
Special termination benefits	—	1.9	—
Net periodic benefit cost	$6.7	$9.1	$7.9

Approximately $1.1 million of estimated net actuarial gain and $0.6 million of prior service benefit will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2015.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2014, an 8 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2022 and remain at that level thereafter. For the Canadian plans, a 4.25 percent health care cost trend rate was used, which was assumed to increase to 5 percent by 2018 and remain at that level in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the total of service and interest cost by $0.3 million and the postretirement benefit obligation by $4.7 million. A one-percentage point decrease would decrease the total of service and interest cost by $0.2 million and the postretirement benefit obligation by $4.3 million.

Deferred Compensation Plans

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

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $23.6 million, $23.5 million and $21.8 million for 2014, 2013 and 2012, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan may receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized $4.7 million and $9.2 million of additional compensation expense related to this program for 2014 and 2012, respectively. There was no additional compensation expense recognized in 2013.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Shareholders’ Equity

At December 31, 2014, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

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

The company’s share repurchases, net of issuances, totaled $360.1 million in 2014, $398.8 million in 2013 and $494.1 million in 2012.

In March 2014, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million on March 7, 2014, and received 1,538,740 shares, which represented 85 percent of the total shares as calculated using the closing price on March 3, 2014. The agreement was settled in June 2014, and the company received an additional 245,196 shares, which represented a weighted average price of $56.06 for the entire contract price.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Shareholders’ Equity (continued)

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2012 (a)	$118.3	$(471.5)	$(8.9)	$(362.1)
Other comprehensive earnings (loss) before reclassifications	62.4	49.1	(51.3)	60.2
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	30.6	21.4	52.0
December 31, 2013 (a)	180.7	(391.8)	(38.8)	(249.9)
Other comprehensive earnings (loss) before reclassifications	(199.1)	(159.4)	4.3	(354.2)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	51.3	30.7	82.0
December 31, 2014	$(18.4)	$(499.9)	$(3.8)	$(522.1)

(a)         2013 and 2012 amounts have been revised; further details are included in the “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	December 31,
($ in millions)	2014	2013
Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(6.2)	$8.4
Commodity contracts and currency exchange contracts recorded in cost of sales	(27.2)	(35.9)
Interest rate contracts recorded in interest expense	—	(1.0)
Total before tax effect	(33.4)	(28.5)
Tax benefit (expense) on amounts reclassified into earnings	2.7	7.1
Recognized gain (loss)	$(30.7)	$(21.4)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.6	$1.0
Actuarial gains (losses)	(36.8)	(49.8)
Effect of pension settlement	(45.3)	—
Total before tax effect	(81.5)	(48.8)
Tax benefit (expense) on amounts reclassified into earnings	30.2	18.2
Recognized gain (loss)	$(51.3)	$(30.6)

(a)         These components are included in the computation of net periodic benefit cost included in Note 14.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

16.  Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2014, follows:

	Outstanding Options and SSARs
	Number of Shares	Weighted Average Exercise Price

Beginning of year	10,058,729	$29.68
Granted	1,361,390	49.07
Exercised	(1,481,368)	25.37
Canceled/forfeited	(200,721)	43.18
End of period	9,738,030	32.76

Vested and exercisable, end of period	6,728,435	27.46
Reserved for future grants	10,428,157

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2014, was 5.5 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $344.8 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2014, was 4.4 years and the aggregate intrinsic value was $273.9 million. The company received $22.9 million from options exercised during 2014, and the intrinsic value associated with these exercises was $31.4 million. The tax benefit associated with the company’s stock compensation programs was $17.5 million for 2014, and was reported as other financing activities in the consolidated statement of cash flows. The total fair value of options and SSARs vested during 2014, 2013 and 2012 was $13.3 million, $11.4 million and $10.5 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2014, 2013 and 2012 have estimated weighted average fair values at the date of grant of $9.81 per share, $8.69 per share and $9.44 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	2014 Grants	2013 Grants	2012 Grants

Expected dividend yield	1.06%	1.13%	1.06%
Expected stock price volatility	21.41%	22.02%	30.22%
Risk-free interest rate	1.65%	1.02%	0.84%
Expected life of options (in years)	5.50 years	5.50 years	5.26 years

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

16.  Stock-Based Compensation Programs (continued)

Following is a summary of restricted stock activity for the year ended December 31, 2014:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,441,014	$31.94
Granted	212,695	51.65
Vested	(385,291)	35.92
Canceled/forfeited	(47,757)	40.55
End of period	1,220,661	33.92

In January 2014 and 2013, the company’s board of directors granted 143,305 and 148,875 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date are based on the company’s growth in economic valued added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to grant as the minimum threshold, and ranging from zero and 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with the performance-contingent grants totaled $6.9 million, $7.6 million and $8.2 million in 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, the company recognized in selling, general and administrative expenses pretax expense of $25.1 million ($15.6 million after tax), $24.5 million ($14.9 million after tax) and $26.7 million ($16.2 million after tax), respectively, for share-based compensation arrangements. At December 31, 2014, there was $29.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.2 years.

In connection with the employee stock purchase plan, the company contributes 20 percent of each participating employee’s monthly payroll deduction up to a maximum contribution of $500 toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.5 million in 2014, $3.5 million in 2013 and $3.6 million in 2012.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

17.  Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2014	2013	2012

Net earnings attributable to Ball Corporation	$470.0	$406.8	$396.3

Basic weighted average common shares	138,508	145,943	154,648
Effect of dilutive securities	3,922	3,280	3,436
Weighted average shares applicable to diluted earnings per share	142,430	149,223	158,084

Basic earnings per share	$3.39	$2.79	$2.56
Diluted earnings per share	$3.30	$2.73	$2.50

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled 1.3 million in 2013 and 1.4 million in 2012. There were no options or SSARs excluded in 2014.

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

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass-through aluminum ingot component pricing. Second, the company uses certain derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

At December 31, 2014, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $389 million, of which approximately $305 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next three years. Included in shareholders’ equity at December 31, 2014, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $3.2 million associated with these contracts. A net loss of $1.1 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2014, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At December 31, 2014, the company had outstanding interest rate swap contracts with notional amounts of approximately $158 million paying fixed rates expiring within the next five years. The after-tax loss included in shareholders’ equity at December 31, 2014, within accumulated other comprehensive earnings (loss) is insignificant.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage significant currency exposures. At December 31, 2014, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $442 million. Approximately $0.4 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at December 31, 2014, of which a net loss of $1.3 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2014, expire within the next year.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.3 million on pretax earnings. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2015 and has a notional value of 1 million shares. As of December 31, 2014, the fair value of the swap was a $0.4 million loss. All gains and losses on the total return swap are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $12.4 million and no collateral was required to be posted. As of December 31, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $48.0 million and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2014 and 2013, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2014			December 31, 2013
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$3.8	$1.3	$5.1	$2.6	$1.7	$4.3
Foreign currency contracts	0.8	3.5	4.3	0.2	1.5	1.7
Other contracts	—	—	—	—	1.1	1.1
Total current derivative contracts	$4.6	$4.8	$9.4	$2.8	$4.3	$7.1

Commodity contracts	$2.2	$0.5	$2.7	$—	$—	$—
Foreign currency contracts	—	—	—	—	0.1	0.1
Interest contracts	0.4	—	0.4	—	—	—
Total noncurrent derivative contracts	$2.6	$0.5	$3.1	$—	$0.1	$0.1

Liabilities:
Commodity contracts	$6.9	$1.6	$8.5	$19.2	$2.0	$21.2
Foreign currency contracts	1.6	1.3	2.9	1.5	6.1	7.6
Interest rate and other contracts	0.5	0.4	0.9	0.8	—	0.8
Total current derivative contracts	$9.0	$3.3	$12.3	$21.5	$8.1	$29.6

Commodity contracts	$6.8	$0.5	$7.3	$20.3	$—	$20.3
Interest rate contracts	0.3	—	0.3	—	—	—
Total noncurrent derivative contracts	$7.1	$0.5	$7.6	$20.3	$—	$20.3

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2014, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

	Years Ended December 31,
	2014		2013		2012
($ in millions)	Cash Flow Hedge - Reclassified Amount from Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts (a)	$(33.6)	$4.4	$(26.9)	$(2.9)	$(56.1)	$3.1
Interest rate contracts (b)	—	—	(1.0)	—	(0.5)	—
Foreign currency contracts (c)	0.2	(25.0)	(0.6)	7.3	(1.2)	(20.8)
Equity contracts (d)	—	(2.6)	—	0.5	—	3.2
Inflation option contracts (e)	—	—	—	0.1	—	0.1
Total	$(33.4)	$(23.2)	$(28.5)	$5.0	$(57.8)	$(14.4)

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

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2014	2013	2012

Amounts reclassified into earnings:
Commodity contracts	$33.6	$26.9	$56.1
Interest rate contracts	—	1.0	0.5
Currency exchange contracts	(0.2)	0.6	1.2
Change in fair value of cash flow hedges:
Commodity contracts	4.1	(61.6)	(5.8)
Interest rate contracts	(0.3)	0.3	(1.2)
Currency exchange contracts	0.7	2.2	(0.5)
Foreign currency and tax impacts	(2.9)	0.7	(20.8)
	$35.0	$(29.9)	$29.5

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

19.  Quarterly Results of Operations (Unaudited)

The company’s quarters in both 2014 and 2013 ended on March 31, June 30, September 30 and December 31.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2014
Net sales	$2,006.8	$2,291.9	$2,238.9	$2,032.4	$8,570.0
Gross profit (a)	336.5	387.9	372.4	336.9	1,433.7
Earnings before taxes	$144.1	$215.3	$187.9	$98.3	$645.6
Net earnings attributable to Ball Corporation from continuing operations	$93.5	$153.1	$147.4	$76.0	$470.0
Net earnings attributable to Ball Corporation	$93.5	$153.1	$147.4	$76.0	$470.0

Basic earnings per share (b):
Continuing operations	$0.67	$1.10	$1.07	$0.56	$3.39
Total	$0.67	$1.10	$1.07	$0.56	$3.39
Diluted earnings per share (b):
Continuing operations	$0.65	$1.07	$1.04	$0.54	$3.30
Total	$0.65	$1.07	$1.04	$0.54	$3.30

2013
Net sales	$1,991.0	$2,202.4	$2,277.9	$1,996.8	$8,468.1
Gross profit (a)	285.1	342.0	365.7	346.1	1,338.9
Earnings before taxes	$98.2	$129.1	$164.8	$191.5	$583.6
Net earnings attributable to Ball Corporation from continuing operations	$71.9	$95.1	$114.9	$124.5	$406.4
Net earnings attributable to Ball Corporation	$72.0	$95.1	$115.2	$124.5	$406.8

Basic earnings per share (b):
Continuing operations	$0.48	$0.65	$0.80	$0.87	$2.79
Total	$0.48	$0.65	$0.80	$0.87	$2.79
Diluted earnings per share (b):
Continuing operations	$0.47	$0.63	$0.78	$0.85	$2.73
Total	$0.47	$0.63	$0.78	$0.85	$2.73

(a)         Gross profit is shown after depreciation and amortization related to cost of sales of $232.8 million and $253.7 million for the years ended December 31, 2014 and 2013, respectively.

(b)         Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

The unaudited quarterly results of operations included business consolidation and other activities that affected the company’s operating performance. Further details are included in Note 5.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Contingencies

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

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. An allocator has been selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have begun to discuss various allocation proposals, with this process expected to last approximately three years. During the third quarter of 2014, the PRP groups voted to include 20 new members. The USEPA issued the site Record of Decision (ROD) on December 2, 2014. Remediation costs of $342 million are expected according to the remediation plan, which does not include $100 million that has already been spent. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

20.  Contingencies (continued)

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

21.  Indemnifications and Guarantees

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

Debt Guarantees

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries and the domestic subsidiary borrowers, and obligations of the subsidiary borrowers under the senior credit facilities are guaranteed by the company. Loans borrowed under the senior credit facilities by foreign subsidiary borrowers are also effectively guaranteed by certain of the company’s foreign subsidiaries by pledges of stock of the foreign subsidiary borrowers and stock of material foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, are co-terminous with the terms of the respective note indentures and credit agreements and would require performance upon certain events of default referred to

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

21.  Indemnifications and Guarantees (continued)

in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes and credit agreements, or under the applicable tranche, and the maximum potential amounts that could be required to be paid under the foreign stock pledges by foreign subsidiaries are essentially equal to the value of the stock pledged. The company is not in default under the above notes or credit facilities. The condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 22. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

22.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2014 and 2013, and for the three years ended December 31, 2014, 2013 and 2012. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,102.6	$3,479.3	$(11.9)	$8,570.0

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,207.3)	(2,708.1)	11.9	(6,903.5)
Depreciation and amortization	(6.4)	(127.5)	(147.0)	—	(280.9)
Selling, general and administrative	(77.4)	(185.5)	(203.6)	—	(466.5)
Business consolidation and other activities	(11.2)	(66.6)	(2.7)	—	(80.5)
Equity in results of subsidiaries	470.2	265.4	—	(735.6)	—
Intercompany	254.8	(215.8)	(39.0)	—	—
	630.0	(4,537.3)	(3,100.4)	(723.7)	(7,731.4)

Earnings (loss) before interest and taxes	630.0	565.3	378.9	(735.6)	838.6
Interest expense	(150.0)	3.4	(13.3)	—	(159.9)
Debt refinancing and other	(33.1)	—	—	—	(33.1)
Total interest expense	(183.1)	3.4	(13.3)	—	(193.0)
Earnings (loss) before taxes	446.9	568.7	365.6	(735.6)	645.6
Tax provision	23.1	(99.4)	(73.6)	—	(149.9)
Equity in results of affiliates, net of tax	—	1.2	1.1	—	2.3
Net earnings (loss)	470.0	470.5	293.1	(735.6)	498.0
Less net earnings attributable to noncontrolling interests	—	—	(28.0)	—	(28.0)
Net earnings (loss) attributable to Ball Corporation	$470.0	$470.5	$265.1	$(735.6)	$470.0

Comprehensive earnings attributable to Ball Corporation	$197.9	$209.6	$91.6	$(301.2)	$197.9

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

22.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,125.5	$3,364.2	$(21.6)	$8,468.1

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(4,246.7)	(2,650.4)	21.6	(6,875.4)
Depreciation and amortization	(7.5)	(126.7)	(165.7)	—	(299.9)
Selling, general and administrative	(81.4)	(179.9)	(157.3)	—	(418.6)
Business consolidation and other activities	(0.7)	(88.5)	10.4	—	(78.8)
Equity in results of subsidiaries	426.9	248.4	—	(675.3)	—
Intercompany	234.1	(188.3)	(45.8)	—	—
	571.5	(4,581.7)	(3,008.8)	(653.7)	(7,672.7)

Earnings (loss) before interest and taxes	571.5	543.8	355.4	(675.3)	795.4
Interest expense	(172.0)	2.5	(14.3)	—	(183.8)
Debt refinancing and other	(27.9)	—	(0.1)	—	(28.0)
Total interest expense	(199.9)	2.5	(14.4)	—	(211.8)
Earnings (loss) before taxes	371.6	546.3	341.0	(675.3)	583.6
Tax provision	35.2	(113.8)	(71.0)	—	(149.6)
Equity in results of affiliates, net of tax	—	0.4	0.2	—	0.6
Net earnings (loss) from continuing operations	406.8	432.9	270.2	(675.3)	434.6
Discontinued operations, net of tax	—	0.4	—	—	0.4
Net earnings (loss)	406.8	433.3	270.2	(675.3)	435.0
Less net earnings attributable to noncontrolling interests	—	—	(28.2)	—	(28.2)
Net earnings (loss) attributable to Ball Corporation	$406.8	$433.3	$242.0	$(675.3)	$406.8

Comprehensive earnings attributable to Ball Corporation (a)	$519.0	$533.2	$261.3	$(794.5)	$519.0

(a)         Amounts have been revised; further details are included in “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

22.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2012
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,477.3	$3,272.5	$(14.1)	$8,735.7

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(4,589.5)	(2,598.7)	14.1	(7,174.0)
Depreciation and amortization	(5.8)	(125.7)	(151.4)	—	(282.9)
Selling, general and administrative	(69.4)	(186.6)	(129.5)	—	(385.5)
Business consolidation and other activities	(11.3)	(55.0)	(36.5)	—	(102.8)
Equity in results of subsidiaries (a)	408.6	240.4	—	(649.0)	—
Intercompany	236.0	(201.8)	(34.2)	—	—
	558.2	(4,918.2)	(2,950.3)	(634.9)	(7,945.2)

Earnings (loss) before interest and taxes (a)	558.2	559.1	322.2	(649.0)	790.5
Interest expense	(166.2)	1.4	(15.0)	—	(179.8)
Debt refinancing and other	(15.1)	—	—	—	(15.1)
Total interest expense	(181.3)	1.4	(15.0)	—	(194.9)
Earnings (loss) before taxes (a)	376.9	560.5	307.2	(649.0)	595.6
Tax provision (a)	19.4	(112.6)	(79.0)	—	(172.2)
Equity in results of affiliates, net of tax	—	1.0	(2.3)	—	(1.3)
Net earnings (loss) from continuing operations (a)	396.3	448.9	225.9	(649.0)	422.1
Discontinued operations, net of tax	—	(2.8)	—	—	(2.8)
Net earnings (loss) (a)	396.3	446.1	225.9	(649.0)	419.3
Less net earnings attributable to noncontrolling interests	—	—	(23.0)	—	(23.0)
Net earnings (loss) attributable to Ball Corporation (a)	$396.3	$446.1	$202.9	$(649.0)	$396.3

Comprehensive earnings attributable to Ball Corporation	$386.3	$413.7	$210.8	$(624.5)	$386.3

(a)         Amounts have been revised; further details are included in “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

22.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$1.5	$0.4	$189.5	$—	$191.4
Receivables, net	43.7	241.3	672.1	—	957.1
Intercompany receivables	94.0	99.9	4.3	(198.2)	—
Inventories, net	—	575.0	441.7	—	1,016.7
Deferred taxes and other current assets	3.1	75.1	70.1	—	148.3
Total current assets	142.3	991.7	1,377.7	(198.2)	2,313.5
Non-current assets
Property, plant and equipment, net	15.1	968.0	1,447.6	—	2,430.7
Investment in subsidiaries	3,152.7	2,212.2	78.6	(5,443.5)	—
Goodwill	—	931.0	1,323.5	—	2,254.5
Intangibles and other assets, net	232.4	93.5	246.4	—	572.3
Total assets	$3,542.5	$5,196.4	$4,473.8	$(5,641.7)	$7,571.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1.9	$7.6	$165.6	$—	$175.1
Accounts payable	7.1	732.5	600.4	—	1,340.0
Intercompany payables	99.7	1.5	97.0	(198.2)	—
Accrued employee costs	22.3	155.6	92.0	—	269.9
Other current liabilities	51.6	38.0	132.2	—	221.8
Total current liabilities	182.6	935.2	1,087.2	(198.2)	2,006.8
Non-current liabilities
Long-term debt	2,750.0	0.2	243.6	—	2,993.8
Employee benefit obligations	329.4	432.7	416.2	—	1,178.3
Deferred taxes and other liabilities	(752.6)	601.8	303.3	—	152.5
Total liabilities	2,509.4	1,969.9	2,050.3	(198.2)	6,331.4

Common stock	1,131.3	2,293.5	534.0	(2,827.5)	1,131.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,346.9	1,389.4	1,839.9	(3,229.3)	4,346.9
Accumulated other comprehensive earnings (loss)	(522.1)	(456.4)	(161.7)	618.1	(522.1)
Treasury stock, at cost	(3,923.0)	—	—	—	(3,923.0)
Total Ball Corporation shareholders’ equity	1,033.1	3,226.5	2,217.0	(5,443.5)	1,033.1
Noncontrolling interests	—	—	206.5	—	206.5
Total shareholders’ equity	1,033.1	3,226.5	2,423.5	(5,443.5)	1,239.6
Total liabilities and shareholders’ equity	$3,542.5	$5,196.4	$4,473.8	$(5,641.7)	$7,571.0

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

22.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	December 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$218.6	$0.3	$197.1	$—	$416.0
Receivables, net	2.9	133.9	722.6	—	859.4
Intercompany receivables	178.9	99.1	1.0	(279.0)	—
Inventories, net	—	601.7	426.6	—	1,028.3
Deferred taxes and other current assets (a)	4.0	109.7	53.5	—	167.2
Total current assets (a)	404.4	944.7	1,400.8	(279.0)	2,470.9
Property, plant and equipment, net	14.9	877.5	1,479.9	—	2,372.3
Investment in subsidiaries	4,452.3	2,122.0	78.6	(6,652.9)	—
Goodwill (a)	—	935.6	1,464.1	—	2,399.7
Intangibles and other assets, net	206.9	100.9	269.7	—	577.5
Total assets (a)	$5,078.5	$4,980.7	$4,693.1	$(6,931.9)	$7,820.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$310.8	$30.1	$81.7	$—	$422.6
Accounts payable	6.9	525.3	466.6	—	998.8
Intercompany payables	95.1	0.4	183.5	(279.0)	—
Accrued employee costs	22.5	133.7	85.1	—	241.3
Other current liabilities	10.0	138.5	116.2	—	264.7
Total current liabilities	445.3	828.0	933.1	(279.0)	1,927.4
Long-term debt	2,750.0	0.5	432.0	—	3,182.5
Employee benefit obligations	284.4	310.9	437.7	—	1,033.0
Deferred taxes and other liabilities (a)	374.2	(684.1)	571.4	—	261.5
Total liabilities (a)	3,853.9	455.3	2,374.2	(279.0)	6,404.4

Common stock	1,078.4	847.1	531.1	(1,378.2)	1,078.4
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings (a)	3,947.7	3,873.8	1,579.8	(5,453.6)	3,947.7
Accumulated other comprehensive earnings (loss) (a)	(249.9)	(195.5)	11.8	183.7	(249.9)
Treasury stock, at cost	(3,551.6)	—	—	—	(3,551.6)
Total Ball Corporation shareholders’ equity (a)	1,224.6	4,525.4	2,127.5	(6,652.9)	1,224.6
Noncontrolling interests	—	—	191.4	—	191.4
Total shareholders’ equity (a)	1,224.6	4,525.4	2,318.9	(6,652.9)	1,416.0
Total liabilties and shareholders’ equity (a)	$5,078.5	$4,980.7	$4,693.1	$(6,931.9)	$7,820.4

(a)         Amounts have been revised; further details are included in “Revision of Prior Period Financial Statements Related to Deferred Taxes” section of Note 1.

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

22.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$68.3	$367.8	$576.4	$1,012.5

Cash flows from investing activities
Capital expenditures	(10.4)	(181.8)	(198.6)	(390.8)
Other, net	(7.9)	(10.3)	17.6	(0.6)
Cash provided by (used in) investing activities	(18.3)	(192.1)	(181.0)	(391.4)

Cash flows from financing activities
Long-term borrowings	375.0	—	36.9	411.9
Repayments of long-term borrowings	(690.4)	(0.5)	(206.9)	(897.8)
Net change in short-term borrowings	1.9	(22.2)	88.5	68.2
Proceeds from issuances of common stock	37.2	—	—	37.2
Acquisitions of treasury stock	(397.3)	—	—	(397.3)
Common dividends	(72.7)	—	—	(72.7)
Intercompany	470.0	(152.9)	(317.1)	—
Other, net	17.5	—	(12.3)	5.2
Cash provided by (used in) financing activities	(258.8)	(175.6)	(410.9)	(845.3)

Effect of exchange rate changes on cash	(8.3)	—	7.9	(0.4)

Change in cash and cash equivalents	(217.1)	0.1	(7.6)	(224.6)
Cash and cash equivalents — beginning of period	218.6	0.3	197.1	416.0
Cash and cash equivalents — end of period	$1.5	$0.4	$189.5	$191.4

Ball Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

22.  Subsidiary Guarantees of Debt (continued)

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

22.  Subsidiary Guarantees of Debt (continued)

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

23.  Subsequent Events

In February 2015, the company acquired metal end and closure facilities in Canton, Ohio. The facilities manufacture multiple-sized closures for the metal food container market, including high quality steel and aluminum easy-open ends, and will become part of Ball’s metal food and household products packaging segment.

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 new shares of the company. The transaction values Rexam at 610 pence per share based on the company’s 90-day volume weighted average price as of February 17, 2015, and an exchange rate of US$1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion).

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses.

On February 19, 2015, the company entered into a new $3 billion revolving credit facility to replace the existing approximate $1.1 billion bank credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.

In addition, on February 19, 2015, the company announced the redemption of all of the outstanding 6.75 percent senior notes due in September 2020 and all of the 5.75 percent senior notes due in May 2021, each in the amount of $500 million. The redemption of these bonds will result in a pre-tax charge in interest expense of approximately $56.3 million ($36.9 million after tax), composed of the redemption premiums and the write-offs of related debt financing costs.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2014, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 20, 2015, were as follows:

Charles E. Baker, 57, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Shawn M. Barker, 47, Vice President and Controller since January 2010; Vice President, Operations Accounting, 2006 to 2009; Corporate Director, Financial Planning and Analysis, 2004 to 2006; Manager, Planning and Analysis, 2003 to 2004.

Erik Bouts, 53, Senior Vice President and Chief Operating Officer, Global Metal Beverage Packaging, since February 2015; President Europe, Owens-Illinois from 2013 to 2014; Chief Executive Officer, The Glidden Company from 2007 to 2012; and Chief Executive Officer, Philips Lighting Company from 2002 to 2006.

Michael W. Feldser, 64, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Metal Food and Household Products Packaging, since April 2013; President, Ball Metal Food & Household Products Packaging from 2007 to 2013; and President, Ball Aerosol & Specialty Packaging, 2006 to 2007.

John A. Hayes, 49, Chairman, President and Chief Executive Officer since April 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

Jeffrey A. Knobel, 43, Vice President and Treasurer since April 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 52, Senior Vice President and Chief Financial Officer since January 2010; Vice President and Treasurer from 2002 to 2009; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 53, Senior Vice President, Human Resources and Administration, since July 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

James N. Peterson, 46, Vice President, Marketing and Corporate Affairs since January 2011; Vice President, Marketing and Corporate Relations, 2008 to 2011; Director, Marketing North America, 2006 to 2008; and Vice President, Marketing & Business Development, U.S. Can Company, 2004 to 2006.

Robert D. Strain, 58, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since April 2013; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2012 to 2013; and Director at NASA Goddard Space Flight Center from 2008 to 2012.

Leroy J. Williams, Jr., 50, Vice President, Information Technology and Services, since April 2007; and Vice President, Information Systems, 2005 to 2007.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2014, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Non-employee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	10,428,157	$32.76	10,428,157
Equity compensation plans not security holders approved by security holders	—	—	—
Total	10,428,157	$32.76	10,428,157

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2014, is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2014, 2013 and 2012

Consolidated statements of comprehensive earnings — Years ended December 31, 2014, 2013 and 2012

Consolidated balance sheets — December 31, 2014 and 2013

Consolidated statements of cash flows — Years ended December 31, 2014, 2013 and 2012

Consolidated statements of shareholders’ equity — Years ended December 31, 2014, 2013 and 2012

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
February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman, President and Chief Executive Officer
	John A. Hayes		February 20, 2015

(2)	Principal Financial and Accounting Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 20, 2015

(3)	Controller:

	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		February 20, 2015

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 20, 2015

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 20, 2015

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 20, 2015

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 20, 2015

	/s/ R. David Hoover	*	Director
	R. David Hoover		February 20, 2015

	/s/ John F. Lehman	*	Director
	John F. Lehman		February 20, 2015

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 20, 2015

	/s/ Jan Nicholson	*	Director
	Jan Nicholson		February 20, 2015

	/s/ George M. Smart	*	Director
	George M. Smart		February 20, 2015

/s/ Theodore M. Solso	*	Director
Theodore M. Solso		February 20, 2015

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		February 20, 2015

*       By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 20, 2015

Ball Corporation and Subsidiaries

Annual Report on Form 10-K

For the Year Ended December 31, 2014

Index to Exhibits

Exhibit Number	Description of Exhibit

2.1	Rule 2.7 Announcement, dated February 19, 2015 (file by incorporation by reference to Exhibit 2.1 of the Current Report on Form 8-K dated February 19, 2015) filed February 19, 2015.

2.2

Co-Operation Agreement, dated as of February 19, 2015, by and among Ball Corporation, Ball UK Acquisition Limited and Rexam plc. (filed by incorporation by reference to Exhibit 2.2 of the Current Report on Form 8-K dated February 19, 2015) filed February 19, 2015.**

3(i)	Amended Articles of Incorporation as of June 24, 2005 (filed by incorporation by reference to Exhibit 3.i of the Quarterly Report on Form 10-Q for the quarter ended July 3, 2005) filed August 9, 2005.

3(ii)	Bylaws of Ball Corporation as amended, filed herewith.

4.1(a)

Indenture, dated as of March 27, 2006, by and among Ball Corporation and The Bank of New York Trust Company N.A. (filed by incorporation by reference to Exhibit 4.1 of the Current Report on Form 8-K dated March 27, 2006) filed March 30, 2006.

4.1(b)

Fourth Supplemental Indenture, dated March 22, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated March 17, 2010) filed March 23, 2010.

4.1(c)

Fifth Supplemental Indenture, dated November 18, 2010, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated November 15, 2010) filed November 19, 2010.

4.1(d)

Seventh Supplemental Indenture dated March 9, 2012, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)) (filed by incorporation by reference to Exhibit 4.3 of the Current Report on Form 8-K dated March 8, 2012) filed on March 9, 2012.

4.1(e)

Eighth Supplemental Indenture dated May 16, 2013, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated May 16, 2013) filed on May 17, 2013.

4.1(f)

Rights Agreement dated as of July 26, 2006, between Ball Corporation and Computershare Investor Services, LLC (filed by incorporation by reference to Exhibit 4.1 of the Current Report on Form 8-K dated July 26, 2006) filed July 27, 2006.

4.1(g)	First Amendment to the Rights Agreement dated January 23, 2008, (filed by incorporation by reference to Exhibit 4 of the Current Report on Form 8-K dated January 23, 2008) filed January 24, 2008.

10.1	Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988. *

10.2

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.3

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

Exhibit Number	Description of Exhibit

10.4

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.5

Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996, and as amended on December 17, 2008. *

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991. *

10.7

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to Exhibit 10.15 of the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on August 11, 2011 (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014.*

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to Exhibit 4.1 of the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997. *

10.9	1993 Stock Option Plan (filed by incorporation by reference to Exhibit 4.1 of the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993. *

10.10

Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014. *

10.11

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014. *

10.12

Ball Corporation 2005 Deferred Compensation Plan for Directors, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014. *

10.13	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to Exhibit A of the Proxy Statement filed March 18, 2005. *

10.14	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to Exhibit A of the Proxy Statement filed March 12, 2010. *

10.15	Ball Corporation 2013 Stock and Cash Incentive Plan filed by incorporation by reference to Exhibit B of the Proxy Statement filed March 8, 2013. *

10.16

Amended and Restated Credit Agreement dated June 13, 2013, among Ball Corporation, Certain Subsidiaries of Ball Corporation, Deutsche Bank AG New York Branch, as Administrative Agent and Various Lending Institutions (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 13, 2013) filed June 14, 2013.

10.17

Amended and Restated Subsidiary Guaranty Agreement dated June 13, 2013, among Certain Domestic Subsidiaries listed therein as Guarantors, and Deutsche Bank AG, New York Branch, as Administrative Agent (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed February 24, 2014.

Exhibit Number	Description of Exhibit

11	Statement re: Computation of Earnings per Share (filed by incorporation by reference to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

14	Ball Corporation Executive Officers and Board of Directors Business Ethics Statement, revised July 24, 2013, filed herewith.

21	List of Subsidiaries of Ball Corporation. (Filed herewith.)

23	Consent of Independent Registered Public Accounting Firm. (Filed herewith.)

24	Limited Power of Attorney. (Filed herewith.)

31.1	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by John A. Hayes, President and Chief Executive Officer of Ball Corporation. (Filed herewith.)

31.2	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a), by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation. (Filed herewith.)

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

101

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Furnished herewith.)

*             Represents a management contract or compensatory plan or agreement.

**      The schedules and exhibits to the Cooperation Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  Ball agrees to furnish supplementally a copy of any omitted schedules to the Securities Exchange Commission upon request.