Form 10-Q
period 2015-03-31
BALL CORP
filed 2015-05-08
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common Stock, without par value	137,856,946 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2015

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2015	2014

Net sales	$1,923.1	$2,006.8

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,560.9)	(1,612.9)
Depreciation and amortization	(68.3)	(68.8)
Selling, general and administrative	(116.0)	(107.7)
Business consolidation and other activities	(52.0)	—
	(1,797.2)	(1,789.4)

Earnings before interest and taxes	125.9	217.4

Interest expense	(38.5)	(40.2)
Debt refinancing and other costs	(59.9)	(33.1)
Total interest expense	(98.4)	(73.3)

Earnings before taxes	27.5	144.1
Tax provision	(0.5)	(39.6)
Equity in results of affiliates, net of tax	0.5	0.4
Net earnings	27.5	104.9
Less net earnings attributable to noncontrolling interests	(6.8)	(11.4)
Net earnings attributable to Ball Corporation	$20.7	$93.5

Earnings per share:
Basic	$0.15	$0.67
Diluted	$0.15	$0.65

Weighted average shares outstanding (000s):
Basic	137,086	140,405
Diluted	141,076	144,058

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
($ in millions)	2015	2014

Net earnings	$27.5	$104.9

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(139.2)	(23.5)
Pension and other postretirement benefits (a)	19.1	5.1
Effective financial derivatives (b)	(0.5)	2.6
Total other comprehensive earnings (loss)	(120.6)	(15.8)

Total comprehensive earnings (loss)	(93.1)	89.1
Less comprehensive (earnings) loss attributable to noncontrolling interests	(6.3)	(11.4)
Comprehensive earnings (loss) attributable to Ball Corporation	$(99.4)	$77.7

(a)         Net of tax (expense) benefit of $(4.4) million and $(3.1) million for the three months ended March 31, 2015 and 2014, respectively.

(b)         Net of tax (expense) benefit of $0.6 million and $(1.3) million for the three months ended March 31, 2015 and 2014, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2015	2014

Assets
Current assets
Cash and cash equivalents	$228.8	$191.4
Receivables, net	1,043.7	957.1
Inventories, net	1,033.2	1,016.7
Deferred taxes and other current assets	162.2	148.3
Total current assets	2,467.9	2,313.5
Noncurrent assets
Property, plant and equipment, net	2,423.6	2,430.7
Goodwill	2,177.8	2,254.5
Intangibles and other assets, net	591.2	572.3
Total assets	$7,660.5	$7,571.0

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$344.7	$175.1
Accounts payable	1,271.2	1,340.0
Accrued employee costs	180.1	269.9
Other current liabilities	243.3	221.8
Total current liabilities	2,039.3	2,006.8
Noncurrent liabilities
Long-term debt	3,152.1	2,993.8
Employee benefit obligations	1,132.3	1,178.3
Deferred taxes and other liabilities	183.4	152.5
Total liabilities	6,507.1	6,331.4

Shareholders’ equity
Common stock (332,277,560 shares issued - 2015; 331,618,306 shares issued - 2014)	1,149.8	1,131.3
Retained earnings	4,349.8	4,346.9
Accumulated other comprehensive earnings (loss)	(642.1)	(522.1)
Treasury stock, at cost (194,484,539 shares - 2015; 194,652,028 shares - 2014)	(3,916.8)	(3,923.0)
Total Ball Corporation shareholders’ equity	940.7	1,033.1
Noncontrolling interests	212.7	206.5
Total shareholders’ equity	1,153.4	1,239.6
Total liabilities and shareholders’ equity	$7,660.5	$7,571.0

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2015	2014

Cash Flows from Operating Activities
Net earnings	$27.5	$104.9
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	68.3	68.8
Business consolidation and other activities	52.0	—
Deferred tax provision	(24.7)	2.6
Other, net	10.0	(10.5)
Changes in working capital components	(313.6)	(302.0)
Cash provided by (used in) operating activities	(180.5)	(136.2)
Cash Flows from Investing Activities
Capital expenditures	(105.5)	(61.4)
Business acquisitions	(29.1)	—
Other, net	14.1	6.3
Cash provided by (used in) investing activities	(120.5)	(55.1)
Cash Flows from Financing Activities
Long-term borrowings	1,275.0	375.1
Repayments of long-term borrowings	(1,087.8)	(513.4)
Net change in short-term borrowings	171.1	299.5
Proceeds from issuances of common stock	9.2	9.3
Acquisitions of treasury stock	(3.2)	(202.8)
Common dividends	(18.2)	(18.6)
Other, net	(18.7)	5.8
Cash provided by (used in) financing activities	327.4	(45.1)

Effect of exchange rate changes on cash	11.0	(4.2)

Change in cash and cash equivalents	37.4	(240.6)
Cash and cash equivalents - beginning of period	191.4	416.0
Cash and cash equivalents - end of period	$228.8	$175.4

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 20, 2015, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 (annual report).

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

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2014, accounting guidance was issued to change the criteria for reporting discontinued operations. Under the new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations in the financial statements. The new guidance also requires expanded disclosures for discontinued operations, as well as disclosures about the financial effects of significant disposals that do not qualify for discontinued operations. The guidance was effective for Ball on January 1, 2015, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In April 2015, amendments to existing accounting guidance were issued to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license would be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license would be accounted for as a service contract.  The guidance will be effective for Ball on January 1, 2016, and early adoption is permitted. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In April 2015, accounting guidance was issued to change the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability would be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The guidance does not affect the recognition and measurement of debt issuance costs; hence, amortization of debt issuance costs would continue to be reported as interest expense. Early adoption is permitted, and the company is currently assessing whether to early adopt. The guidance will be effective for Ball retrospectively on January 1, 2016, and is not expected to have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.              Accounting Pronouncements (continued)

In February 2015, amendments to existing accounting guidance were issued that modify the analysis companies must perform in order to determine whether a legal entity should be consolidated. The new guidance includes modifications related to: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary, 4) the effect of related parties on the primary beneficiary and 5) certain investment funds. The guidance will be effective for Ball on January 1, 2016, and early adoption is permitted. The company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2015	2014

Net sales
Metal beverage packaging, Americas & Asia	$1,023.0	$997.6
Metal beverage packaging, Europe	379.2	450.2
Metal food & household products packaging	308.3	341.1
Aerospace & technologies	214.8	220.7
Corporate and intercompany eliminations	(2.2)	(2.8)
Net sales	1,923.1	2,006.8

Net earnings
Metal beverage packaging, Americas & Asia	$125.0	$125.1
Business consolidation and other activities	(2.3)	4.8
Total metal beverage packaging Americas & Asia	122.7	129.9

Metal beverage packaging, Europe	28.9	55.5
Business consolidation and other activities	(2.0)	(1.2)
Total metal beverage packaging, Europe	26.9	54.3

Metal food & household products packaging	30.2	36.3
Business consolidation and other activities	(0.2)	(3.1)
Total metal food & household products packaging	30.0	33.2

Aerospace & technologies	20.0	24.1
Business consolidation and other activities	0.7	—
Total aerospace & technologies	20.7	24.1

Segment earnings before interest and taxes	200.3	241.5

Undistributed corporate expenses and intercompany eliminations, net	(26.2)	(23.6)
Business consolidation and other activities	(48.2)	(0.5)
Total undistributed corporate expenses and intercompany eliminations, net	(74.4)	(24.1)

Earnings before interest and taxes	125.9	217.4

Interest expense	(38.5)	(40.2)
Debt refinancing and other costs	(59.9)	(33.1)
Total interest expense	(98.4)	(73.3)
Tax provision	(0.5)	(39.6)
Equity in results of affiliates, net of tax	0.5	0.4
Net earnings	27.5	104.9
Less net earnings attributable to noncontrolling interests	(6.8)	(11.4)
Net earnings attibutable to Ball Corporation	$20.7	$93.5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	March 31,	December 31,
($ in millions)	2015	2014

Total Assets
Metal beverage packaging, Americas & Asia	$3,555.8	$3,422.8
Metal beverage packaging, Europe	2,216.9	2,274.5
Metal food & household products packaging	1,632.1	1,508.1
Aerospace & technologies	399.4	411.6
Segment assets	7,804.2	7,617.0
Corporate assets, net of eliminations	(143.7)	(46.0)
Total assets	$7,660.5	$7,571.0

4.              Acquisitions

Rexam PLC (Rexam)

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 shares of the company. The transaction values Rexam at 610 pence per share based on the company’s 90-day volume weighted average stock price as of February 17, 2015, and an exchange rate of US$1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion). The actual value of the transaction will be determined based on the exchange rate and the company’s stock price at the time of the closing of the transaction. As described below, the company has entered into collar and option contracts to partially mitigate its currency exchange risk with regard to the cash component of the purchase price.

By way of compensation for any loss suffered by Rexam in connection with the preparation and negotiation of the offer, the Co-operation Agreement and any other document relating to the acquisition, Ball has undertaken in the Co-operation Agreement that, on the occurrence of a break payment event Ball will pay or procure the payment to Rexam of an amount in cash in British pounds.  The amount of the break payment varies from £43 million, £129 million to £302 million based on the break payment event and only one break payment would be required.

Both Ball and Rexam’s boards of directors unanimously support the transaction and the transaction is subject to approvals from each company’s shareholders and regulatory approvals. It is expected that the necessary clearances will be obtained and the offer will be completed in the first half of 2016.

Long-term Debt

In February 2015, the company entered into a new $3 billion revolving credit facility to replace its existing $1 billion revolver credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. Also in February 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. See Note 11 for further details related to these transactions.

Currency Exchange Rate and Interest Rate Risks

During the first quarter of 2015, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £2.1 billion ($3.1 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statement of earnings in business consolidation and other activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Acquisitions (continued)

In addition, the company entered into interest rate swaps to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition, with an aggregate notional amount of approximately $75 million. These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

Subsequent to the first quarter, the company entered into additional interest rate swap contracts to hedge against rising U.S. and European interest rates with aggregate notional amounts of approximately $25 million and €950 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million.

For further details related to the aforementioned currency exchange rate and interest rate risks, see Notes 5 and 16.

Sonoco Products Company (Sonoco)

In February 2015, the company acquired Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, and entered into a long-term supply agreement with Sonoco in exchange for total cash of $29.1 million paid at closing, $11.0 million of contingent cash consideration and $27.8 million of contingent noncash consideration. The facilities manufacture multiple-sized closures for the metal food container market, including high quality steel and aluminum easy-open ends. The financial results of Sonoco have been included in our metal food and household products packaging segment from the date of acquisition. The acquisition is not material to the company.

5.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2015	2014

Metal beverage packaging, Americas & Asia	$(2.3)	$4.8
Metal beverage packaging, Europe	(2.0)	(1.2)
Metal food & household products packaging	(0.2)	(3.1)
Aerospace & technologies	0.7	—
Corporate and other	(48.2)	(0.5)
	$(52.0)	$—

2015

Metal Beverage Packaging, Americas and Asia

During the first quarter, the company recorded charges of $2.3 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations, and for ongoing costs related to previously closed facilities.

Metal Beverage Packaging, Europe

During the first quarter, the company recorded charges of $1.3 million related to headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as additional tax expense of $1.7 million related to this relocation.  The quarter also included charges of $0.7 million for business reorganization activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation Activities (continued)

Metal Food and Household Products Packaging, and Aerospace and Technologies

The company recorded charges net charges of $0.5 million for insignificant activities.

Corporate

During the first quarter, the company recorded charges of $20.2 million for professional services and other costs associated with the proposed acquisition of Rexam announced in February 2015. In addition, the company recognized losses of $27.7 million associated with its collar and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam, further discussed in Note 16. Other charges in the quarter included $0.3 million for insignificant activities.

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

Following is a summary by segment of the activity in the business consolidation reserves:

($ in millions)	Metal Food & Household Products Packaging	Metal Beverage Packaging, Europe	Total

Balance at December 31, 2014	$5.1	$0.9	$6.0
(Gains) charges in earnings	0.2	1.2	1.4
Cash payments and other activity	(3.0)	(0.1)	(3.1)
Balance at March 31, 2015	$2.3	$2.0	$4.3

The carrying value of assets held for sale in connection with facility closures was $11.7 million at March 31, 2015, and at December 31, 2014.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.              Receivables

	March 31,	December 31,
($ in millions)	2015	2014

Trade accounts receivable	$907.4	$800.0
Less allowance for doubtful accounts	(6.2)	(7.0)
Net trade accounts receivable	901.2	793.0
Other receivables	142.5	164.1
	$1,043.7	$957.1

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $396 million at March 31, 2015. A total of $216.5 million and $197.6 million were sold under these programs as of March 31, 2015, and December 31, 2014, respectively.

7.             Inventories

	March 31,	December 31,
($ in millions)	2015	2014

Raw materials and supplies	$439.8	$479.2
Work-in-process and finished goods	633.5	579.2
Less inventory reserves	(40.1)	(41.7)
	$1,033.2	$1,016.7

8.              Property, Plant and Equipment

	March 31,	December 31,
($ in millions)	2015	2014

Land	$63.9	$64.6
Buildings	967.5	973.4
Machinery and equipment	3,623.6	3,612.5
Construction-in-progress	359.6	382.7
	5,014.6	5,033.2
Accumulated depreciation	(2,591.0)	(2,602.5)
	$2,423.6	$2,430.7

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $58.9 million and $59.1 million for the three months ended March 31, 2015 and 2014, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

9.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2014	$739.5	$913.9	$592.5	$8.6	$2,254.5
Business acquisition	—	—	39.4	—	39.4
Effects of currency exchange rates	—	(99.5)	(16.6)	—	(116.1)
Balance at March 31, 2015	$739.5	$814.4	$615.3	$8.6	$2,177.8

10.       Intangibles and Other Assets

	March 31,	December 31,
($ in millions)	2015	2014

Investments in affiliates	$31.3	$33.2
Intangible assets (net of accumulated amortization of $118.1 million at March 31, 2015, and $115.2 million at December 31, 2014)	134.0	137.1
Capitalized software (net of accumulated amortization of $105.8 million at March 31, 2015, and $103.8 million at December 31, 2014)	69.2	62.6
Company and trust-owned life insurance	146.5	168.1
Deferred financing costs	56.2	36.3
Long-term deferred tax assets	70.6	66.5
Other	83.4	68.5
	$591.2	$572.3

Total amortization expense of intangible assets amounted to $9.4 million and $9.7 million for the three months ended March 31, 2015 and 2014, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2015	2014

Notes Payable
6.75% Senior Notes, due September 2020	$—	$500.0
5.75% Senior Notes, due May 2021	—	500.0
5.00% Senior Notes, due March 2022	750.0	750.0
4.00% Senior Notes, due November 2023	1,000.0	1,000.0
Multi-currency revolver, due February 2018 (at variable rates)	1,275.0	—
Senior Credit Facilities, due June 2018 (at variable rates)
Term C loan, euro denominated	—	92.9
Latapack-Ball Notes Payable (at various rates and terms),
denominated in various currencies	199.5	204.2
Other (including discounts),
denominated in various currencies	(9.9)	1.7
	3,214.6	3,048.8

Less: Current portion of long-term debt	(62.5)	(55.0)
	$3,152.1	$2,993.8

In February, Ball entered into a new $3 billion revolving credit facility to replace the existing approximate $1 billion revolver credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. Also in February 2015, Ball announced the redemption of its outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively. These redemptions were completed on March 21, 2015, at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts plus accrued interest. The new revolving credit facility bears interest at variable rates and expires in February 2018. The revolving credit facility accrues interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent.

The company recorded charges of $1.7 million for the write off of unamortized deferred financing costs associated with the refinancing of the revolving credit facility and repayment of the Term C loan. The company also recorded charges of $55.8 million for the call premiums and write-offs of unamortized deferred financing costs associated with the redemption of the 2020 and 2021 senior notes. These charges are included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statement of earnings.

Additionally, in February 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. Under this bridge loan agreement, the company is required to pay fees while the facility is outstanding, which vary depending on the amount borrowed and the duration that the facility is outstanding.

Fees paid to lenders in connection with obtaining financing, which totaled $27.8 million during the three months ended March 31, 2015, are classified as other, net in cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt (continued)

At March 31, 2015, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $1.7 billion was available under the company’s long-term, revolving credit facility, which is available until February 2018. In addition to this facility, the company had approximately $741 million of short-term uncommitted credit facilities available at March 31, 2015, of which $227.2 million was outstanding and due on demand. At December 31, 2014, the company had $10.1 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization program, totaling $55.0 million and $110.0 million at March 31, 2015, and December, 31 2014, respectively. This program, which has been amended and extended from time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The fair value of long-term debt at March 31, 2014, and at December 31, 2013, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement, bridge loan agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 4.00, prior to considering the impacts of the announced, proposed acquisition of Rexam. The company was in compliance with all loan agreements and debt covenants at March 31, 2015, and December 31, 2014, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are nonrecourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.       Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2015	2014

Underfunded defined benefit pension liabilities	$688.2	$724.1
Less current portion and prepaid pension assets	(18.6)	(19.4)
Long-term defined benefit pension liabilities	669.6	704.7
Retiree medical and other postemployment benefits	168.8	169.0
Deferred compensation plans	265.3	272.2
Other	28.6	32.4
	$1,132.3	$1,178.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended March 31,
	2015			2014
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$13.0	$3.7	$16.7	$11.4	$3.5	$14.9
Interest cost	14.3	4.7	19.0	15.6	6.5	22.1
Expected return on plan assets	(19.8)	(5.0)	(24.8)	(20.5)	(3.5)	(24.0)
Amortization of prior service cost	(0.3)	(0.1)	(0.4)	—	(0.1)	(0.1)
Recognized net actuarial loss	9.8	2.5	12.3	7.2	1.3	8.5
Net periodic benefit cost for
Ball-sponsored plans	17.0	5.8	22.8	13.7	7.7	21.4
Net periodic benefit cost for multiemployer plans	0.5	—	0.5	0.7	—	0.7

Total net periodic benefit cost	$17.5	$5.8	$23.3	$14.4	$7.7	$22.1

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were insignificant in the first three months of 2015 ($33.9 million in 2014) and are also expected to be insignificant for the full year. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $4.6 million in the first three months of 2015 and are expected to be approximately $18 million for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.       Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2014	$(18.4)	$(499.9)	$(3.8)	$(522.1)
Other comprehensive earnings (loss) before reclassifications	(138.6)	11.6	(1.4)	(128.4)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	7.5	0.9	8.4
Balance at March 31, 2015	$(157.0)	$(480.8)	$(4.3)	$(642.1)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2015	2014

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(1.4)	$0.8
Commodity contracts and currency exchange contracts recorded in cost of sales	—	(7.5)
Interest rate contracts recorded in interest expense	(0.2)	(0.3)
Total before tax effect	(1.6)	(7.0)
Tax benefit (expense) on amounts reclassified into earnings	0.7	0.9
Recognized gain (loss)	$(0.9)	$(6.1)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.4	$0.1
Actuarial gains (losses)	(12.3)	(8.5)
Total before tax effect	(11.9)	(8.4)
Tax benefit (expense) on amounts reclassified into earnings	4.4	3.1
Recognized gain (loss)	$(7.5)	$(5.3)

(a)         These components are included in the computation of net periodic benefit cost included in Note 12.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.       Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A total of 1,231,865 stock options and SSARs were granted in February 2015.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2015 and 2014 have estimated weighted average fair values at the date of grant of $14.20 per share and $9.81 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will be at or near the value estimated. The fair values were estimated using the following weighted average assumptions:

	February 2015	January 2014

Expected dividend yield	0.79%	1.06%
Expected stock price volatility	22.11%	21.41%
Risk-free interest rate	1.39%	1.65%
Expected life of options (in years)	5.85 years	5.5 years

In February 2015 and January 2014, the company’s board of directors granted 116,559 and 143,305 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date are based on the company’s growth in economic valued added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to grant as the minimum threshold, ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

15.       Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2015	2014

Net earnings attributable to Ball Corporation	$20.7	$93.5

Basic weighted average common shares	137,086	140,405
Effect of dilutive securities	3,990	3,653
Weighted average shares applicable to diluted earnings per share	141,076	144,058

Per basic share	$0.15	$0.67
Per diluted share	$0.15	$0.65

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the assumed exercise proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options excluded totaled 1.2 million and 1.4 million in the three months ended March 31, 2015 and 2014, respectively.

The company declared and paid dividends of $0.13 per share in the first quarters of both 2015 and 2014.

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

At March 31, 2015, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $304 million, of which approximately $245 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next three years. Included in shareholders’ equity at March 31, 2015, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $1.7 million associated with these contracts. A net loss of $2.7 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 31, 2015, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At March 31, 2015, the company had outstanding interest rate swap contracts with notional amounts of approximately $158 million paying fixed rates expiring within the next five years. The after-tax loss included in shareholders’ equity at March 31, 2015, within accumulated other comprehensive earnings (loss) is insignificant.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Interest Rate Risk — Rexam Acquisition

The company entered into interest rate swaps to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At March 31, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $75 million. These contracts were not designated as hedges, and therefore, changes in the fair value of these interest swap contracts are recognized in the unaudited condensed consolidated statement of earnings in debt refinancing and other costs, a component of total interest expense. The loss included in debt refinancing and other costs during the first quarter of 2015 associated with these contracts was insignificant. The contracts outstanding at March 31, 2015, expire within the next five years.

Subsequent to the first quarter, the company entered into additional interest rate swap contracts to hedge against rising U.S. and European interest rates with aggregate notional amounts of approximately $25 million and €950 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million.

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

Additionally, at March 31, 2015, the company had outstanding exchange forward and option contracts with notional amounts totaling approximately $703 million. Included in shareholders’ equity at March 31, 2015, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $5.8 million associated with these contracts. A net loss of $6.4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at March 31, 2015, expire within the next year.

Currency Exchange Rate Risk — Rexam Acquisition

In connection with the announced, proposed acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. At March 31, 2015, the company had outstanding collar and option contracts with notional amounts totaling approximately £2.1 billion ($3.1 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized in the unaudited condensed consolidated statement of earnings in business consolidation and other activities (see Note 5). During the first quarter of 2015, the company recognized a loss of $27.7 million associated with these contracts. The contracts outstanding at March 31, 2015, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.3 million on pretax earnings. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2016 and has a notional value of 1 million shares. As of March 31, 2015, the fair value of the swap was a $0.5 million gain. All gains and losses on the total return swaps are recorded in the unaudited condensed consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of March 31, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $29.0 million and no collateral was required to be posted. As of December 31, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $12.4 million and no collateral was required to be posted.

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

	March 31, 2015			December 31, 2014
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$8.1	$1.6	$9.7	$3.8	$1.3	$5.1
Foreign currency contracts	1.1	15.4	16.5	0.8	3.5	4.3
Interest rate and other contracts	—	0.5	0.5	—	—	—
Total current derivative contracts	$9.2	$17.5	$26.7	$4.6	$4.8	$9.4

Commodity contracts	$4.0	$0.7	$4.7	$2.2	$0.5	$2.7
Foreign currency contracts	—	8.4	8.4	—	—	—
Interest rate and other contracts	0.2	—	0.2	0.4	—	0.4
Total noncurrent derivative contracts	$4.2	$9.1	$13.3	$2.6	$0.5	$3.1

Liabilities:
Commodity contracts	$9.6	$2.6	$12.2	$6.9	$1.6	$8.5
Foreign currency contracts	7.6	0.5	8.1	1.6	1.3	2.9
Interest rate and other contracts	0.4	—	0.4	0.5	0.4	0.9
Total current derivative contracts	$17.6	$3.1	$20.7	$9.0	$3.3	$12.3

Commodity contracts	$3.1	$0.7	$3.8	$6.8	$0.5	$7.3
Foreign currency contracts	—	19.4	19.4	—	—	—
Interest rate and other contracts	0.5	0.2	0.7	0.3	—	0.3
Total noncurrent derivative contracts	$3.6	$20.3	$23.9	$7.1	$0.5	$7.6

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2015, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

	Three Months Ended March 31,
	2015		2014
($ in millions)	Cash Flow Hedge -Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge -Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts (a)	$(0.9)	$0.5	$(6.7)	$0.2
Interest rate contracts (b)	(0.2)	(0.2)	(0.3)	—
Foreign currency contracts (c)	(0.5)	(40.7)	—	(4.6)
Equity contracts (d)	—	2.4	—	(1.2)
Total	$(1.6)	$(38.0)	$(7.0)	$(5.6)

(a)         Gains and losses on commodity contracts are recorded in sales and cost of sales in the statements of earnings. Virtually all of these expenses were passed through to our customers, resulting in no significant impact to earnings.

(b)         Gains and losses on interest contracts are recorded in total interest expense in the statements of earnings.

(c)          Gains and losses on foreign currency contracts to hedge the sales of products are recorded in cost of sales. Gains and losses on foreign currency hedges used for transactions between segments are reflected in selling, general and administrative expenses in the consolidated statements of earnings. Gains and losses on foreign currency contracts related to the announced, proposed acquisition of Rexam are reflected in business consolidation and other activities in the consolidated statement of earnings.

(d)         Gains and losses on equity contracts are recorded in selling, general and administrative expenses in the consolidated statements of earnings.

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014

Amounts reclassified into earnings:
Commodity contracts	$0.9	$6.7
Interest rate contracts	0.2	0.3
Currency exchange contracts	0.5	—
Change in fair value of cash flow hedges:
Commodity contracts	4.2	(3.1)
Interest rate contracts	(0.4)	(0.3)
Currency exchange contracts	(6.6)	0.2
Foreign currency and tax impacts	0.7	(1.2)
	$(0.5)	$2.6

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

Latapack-Ball’s operations are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact Ball Corporation’s results of operations, financial position or cash flows. Under customary local regulations, Latapack-Ball may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of the Latapack-Ball or Ball Corporation.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2015, and December 31, 2014, and for the three months ended March 31, 2015 and 2014. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,144.5	$789.1	$(10.5)	$1,923.1

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(946.7)	(624.7)	10.5	(1,560.9)
Depreciation and amortization	(1.3)	(32.1)	(34.9)	—	(68.3)
Selling, general and administrative	(23.9)	(40.3)	(51.8)	—	(116.0)
Business consolidation and other activities	(48.2)	(0.2)	(3.6)	—	(52.0)
Equity in results of subsidiaries	94.7	39.8	—	(134.5)	—
Intercompany	51.5	(42.2)	(9.3)	—	—
	72.8	(1,021.7)	(724.3)	(124.0)	(1,797.2)

Earnings (loss) before interest and taxes	72.8	122.8	64.8	(134.5)	125.9
Interest expense	(37.4)	1.6	(2.7)	—	(38.5)
Debt refinancing and other costs	(59.3)	—	(0.6)	—	(59.9)
Total interest expense	(96.7)	1.6	(3.3)	—	(98.4)
Earnings (loss) before taxes	(23.9)	124.4	61.5	(134.5)	27.5
Tax provision	44.6	(31.0)	(14.1)	—	(0.5)
Equity in results of affiliates, net of tax	—	0.2	0.3	—	0.5
Net earnings (loss)	20.7	93.6	47.7	(134.5)	27.5
Less net earnings attributable to noncontrolling interests	—	—	(6.8)	—	(6.8)
Net earnings (loss) attributable to Ball Corporation	$20.7	$93.6	$40.9	$(134.5)	$20.7

Comprehensive earnings (loss) attributable to Ball Corporation	$(99.4)	$(27.5)	$(80.3)	$107.8	$(99.4)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,171.8	$837.8	$(2.8)	$2,006.8

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.1)	(972.1)	(643.5)	2.8	(1,612.9)
Depreciation and amortization	(1.5)	(30.8)	(36.5)	—	(68.8)
Selling, general and administrative	(22.7)	(43.5)	(41.5)	—	(107.7)
Business consolidation and other activities	(0.6)	(3.8)	4.4	—	—
Equity in results of subsidiaries	134.6	81.5	—	(216.1)	—
Intercompany	47.3	(43.1)	(4.2)	—	—
	157.0	(1,011.8)	(721.3)	(213.3)	(1,789.4)

Earnings (loss) before interest and taxes	157.0	160.0	116.5	(216.1)	217.4
Interest expense	(38.0)	0.5	(2.7)	—	(40.2)
Debt refinancing and other costs	(33.1)	—	—	—	(33.1)
Total interest expense	(71.1)	0.5	(2.7)	—	(73.3)
Earnings (loss) before taxes	85.9	160.5	113.8	(216.1)	144.1
Tax provision	7.6	(25.1)	(22.1)	—	(39.6)
Equity in results of affiliates, net of tax	—	0.2	0.2	—	0.4
Net earnings (loss)	93.5	135.6	91.9	(216.1)	104.9
Less net earnings attributable to noncontrolling interests	—	—	(11.4)	—	(11.4)
Net earnings (loss) attributable to Ball Corporation	$93.5	$135.6	$80.5	$(216.1)	$93.5

Comprehensive earnings (loss) attributable to Ball Corporation	$77.7	$119.3	$62.5	$(181.8)	$77.7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	March 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$0.3	$0.4	$228.1	$—	$228.8
Receivables, net	20.4	257.5	765.8	—	1,043.7
Intercompany receivables	179.4	105.9	1.0	(286.3)	—
Inventories, net	—	620.5	412.7	—	1,033.2
Deferred taxes and other current assets	32.9	77.4	51.9	—	162.2
Total current assets	233.0	1,061.7	1,459.5	(286.3)	2,467.9
Noncurrent assets
Property, plant and equipment, net	14.7	990.4	1,418.5	—	2,423.6
Investment in subsidiaries	3,129.9	2,127.2	78.6	(5,335.7)	—
Goodwill	—	970.4	1,207.4	—	2,177.8
Intangibles and other assets, net	251.7	102.2	237.3	—	591.2
Total assets	$3,629.3	$5,251.9	$4,401.3	$(5,622.0)	$7,660.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$123.9	$0.3	$220.5	$—	$344.7
Accounts payable	23.6	703.0	544.6	—	1,271.2
Intercompany payables	98.0	—	187.9	(285.9)	—
Accrued employee costs	36.6	76.9	66.6	—	180.1
Other current liabilities	62.1	53.6	127.6	—	243.3
Total current liabilities	344.2	833.8	1,147.2	(285.9)	2,039.3
Noncurrent liabilities
Long-term debt	3,012.9	0.2	139.0	—	3,152.1
Employee benefit obligations	317.8	444.6	369.9	—	1,132.3
Intercompany long-term notes	(904.6)	608.3	296.6	(0.3)	—
Deferred taxes and other liabilities	(81.7)	166.0	99.1	—	183.4
Total liabilities	2,688.6	2,052.9	2,051.8	(286.2)	6,507.1

Common stock	1,149.8	2,293.5	534.0	(2,827.5)	1,149.8
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,349.8	1,483.0	1,880.8	(3,363.8)	4,349.8
Accumulated other comprehensive earnings (loss)	(642.1)	(577.5)	(282.8)	860.3	(642.1)
Treasury stock, at cost	(3,916.8)	—	—	—	(3,916.8)
Total Ball Corporation shareholders’ equity	940.7	3,199.0	2,136.8	(5,335.8)	940.7
Noncontrolling interests	—	—	212.7	—	212.7
Total shareholders’ equity	940.7	3,199.0	2,349.5	(5,335.8)	1,153.4
Total liabilities and shareholders’ equity	$3,629.3	$5,251.9	$4,401.3	$(5,622.0)	$7,660.5

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$1.5	$0.4	$189.5	$—	$191.4
Receivables, net	43.7	241.3	672.1	—	957.1
Intercompany receivables	94.0	99.9	4.3	(198.2)	—
Inventories, net	—	575.0	441.7	—	1,016.7
Deferred taxes and other current assets	3.1	75.1	70.1	—	148.3
Total current assets	142.3	991.7	1,377.7	(198.2)	2,313.5
Noncurrent assets
Property, plant and equipment, net	15.1	968.0	1,447.6	—	2,430.7
Investment in subsidiaries	3,152.7	2,212.2	78.6	(5,443.5)	—
Goodwill	—	931.0	1,323.5	—	2,254.5
Intangibles and other assets, net	232.4	93.5	246.4	—	572.3
Total assets	$3,542.5	$5,196.4	$4,473.8	$(5,641.7)	$7,571.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$1.9	$7.6	$165.6	$—	$175.1
Accounts payable	7.1	732.5	600.4	—	1,340.0
Intercompany payables	99.7	1.5	97.0	(198.2)	—
Accrued employee costs	22.3	155.6	92.0	—	269.9
Other current liabilities	51.6	38.0	132.2	—	221.8
Total current liabilities	182.6	935.2	1,087.2	(198.2)	2,006.8
Noncurrent liabilities
Long-term debt	2,750.0	0.2	243.6	—	2,993.8
Employee benefit obligations	329.4	432.7	416.2	—	1,178.3
Intercompany long-term notes	(646.4)	463.1	183.3	—	—
Deferred taxes and other liabilities	(106.2)	138.7	120.0	—	152.5
Total liabilities	2,509.4	1,969.9	2,050.3	(198.2)	6,331.4

Common stock	1,131.3	2,293.5	534.0	(2,827.5)	1,131.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,346.9	1,389.4	1,839.9	(3,229.3)	4,346.9
Accumulated other comprehensive earnings (loss)	(522.1)	(456.4)	(161.7)	618.1	(522.1)
Treasury stock, at cost	(3,923.0)	—	—	—	(3,923.0)
Total Ball Corporation shareholders’ equity	1,033.1	3,226.5	2,217.0	(5,443.5)	1,033.1
Noncontrolling interests	—	—	206.5	—	206.5
Total shareholders’ equity	1,033.1	3,226.5	2,423.5	(5,443.5)	1,239.6
Total liabilities and shareholders’ equity	$3,542.5	$5,196.4	$4,473.8	$(5,641.7)	$7,571.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(25.9)	$(61.9)	$(92.7)	$(180.5)

Cash flows from investing activities
Capital expenditures	(2.0)	(43.7)	(59.8)	(105.5)
Business acquisition, net of cash acquired	—	(29.1)	—	(29.1)
Other, net	9.6	4.4	0.1	14.1
Cash provided by (used in) investing activities	7.6	(68.4)	(59.7)	(120.5)

Cash flows from financing activities
Long-term borrowings	1,275.0	—	—	1,275.0
Repayments of long-term borrowings	(1,000.1)	—	(87.7)	(1,087.8)
Net change in short-term borrowings	121.3	(7.3)	57.1	171.1
Proceeds from issuances of common stock	9.2	—	—	9.2
Acquisitions of treasury stock	(3.2)	—	—	(3.2)
Common dividends	(18.2)	—	—	(18.2)
Intercompany	(345.1)	137.6	207.5	—
Other, net	(18.7)	—	—	(18.7)
Cash provided by (used in) financing activities	20.2	130.3	176.9	327.4

Effect of exchange rate changes on cash	(3.1)	—	14.1	11.0

Change in cash and cash equivalents	(1.2)	—	38.6	37.4
Cash and cash equivalents — beginning of period	1.5	0.4	189.5	191.4
Cash and cash equivalents — end of period	$0.3	$0.4	$228.1	$228.8

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

•                  Expanding further into new products and capabilities by expanding into extruded aluminum aerosol manufacturing with our Mexican acquisition in December 2012 and the installation of a new extruded aluminum aerosol line in our Deforest, Wisconsin, facility during 2014; and; successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material;

•                  Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our global network, which now represents more than a quarter of our global beverage packaging mix, and the introduction of next generation aluminum bottle-shaping technology in North America for a customer under a long-term arrangement;

•                  Broadening our geographic reach with new investments in a metal beverage manufacturing facility in Myanmar and an extruded aluminum aerosol manufacturing facility in India, as well as the award of a South Korean environmental instrument in our aerospace business; and

•                  Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies and the introduction of a new steel aerosol manufacturing technology starting up in mid-2015, as well as other technologies to maintain our competitive advantage today and in the future.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2015	2014

Net sales	$1,923.1	$2,006.8
Net earnings attributable to Ball Corporation	20.7	93.5
Net earnings attributable to Ball Corporation as a % of consolidated net sales	1.1%	4.7%

Sales in the first quarter of 2015 decreased compared to the first quarter of 2014 primarily as a result of unfavorable currency exchange effects in Europe and lower metal food container sales volumes in North America, partially offset by higher specialty beverage container sales volumes. Net earnings were unfavorably impacted by higher business consolidation and other costs, higher debt refinancing and other costs and unfavorable currency exchange effects in 2015, partially offset by a lower tax rate in 2015. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,560.9 million in the first quarter of 2015 compared to $1,612.9 million in the first quarter of 2014. These amounts represented 81.2 percent of consolidated net sales in 2015 and 80.4 percent in 2014.

Depreciation and Amortization

Depreciation and amortization expense was $68.3 million in the first quarter of 2015 compared to $68.8 million in the first quarter of 2014. These amounts represented 3.6 percent of consolidated net sales in 2015 and 3.4 percent in 2014.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $116.0 million in the first quarter of 2015 compared to $107.7 million in the first quarter of 2014. These amounts represented 6.0 percent of consolidated net sales in 2015 and 5.4 percent in 2014. The increase in SG&A in 2015 compared to 2014 was primarily due to unfavorable currency effects on transactions.

Interest and Taxes

Consolidated total interest expense was $98.4 million in the first quarter of 2015 compared to $73.3 million in the first quarter of 2014. Total interest expense in the first quarter of 2015 included debt refinancing and other costs of $59.9 million for the refinancing of the company’s revolving credit facility, repayment of the Term C loan and the repayment of the outstanding balance on the existing revolving credit facility, as well as the redemptions of the company’s 6.75 percent and 5.75 percent senior notes, which were due September 2020 and May 2021, respectively. Total interest expense in the first quarter of 2014 included $33.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 7.375 percent senior notes due September 2019. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average monthly borrowings was 4.5 percent in the first quarter of 2015 compared to 4.6 percent in the first quarter of 2014.

The effective income tax rate for earnings from continuing operations was 1.8 percent for the first quarter of 2015 compared to 27.5 percent for the first quarter of 2014. The lower tax rate in 2015 was largely the result of significant first quarter 2015 discrete business consolidation charges and deferred financing and other costs, primarily incurred in the United States. The full-year 2015 effective income tax rate is expected to be approximately 27 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended March 31,
($ in millions)	2015	2014

Net sales	$1,023.0	$997.6

Segment earnings	$125.0	$125.1
Business consolidation and other activities (a)	(2.3)	4.8
Total segment earnings	$122.7	$129.9

Segment earnings before business consolidation costs as a % of segment net sales	12.2%	12.5%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture aluminum containers used in beverage packaging.

During the first quarter of 2015, we announced the introduction of a next-generation aluminum bottle-shaping technology in our Conroe, Texas, facility. Additionally, in May 2014, we announced the construction of a new one-line beverage can manufacturing facility in Myanmar, which is expected to begin production in early 2016.

In April 2015, we announced the construction of a two-line metal beverage can manufacturing facility in Monterrey, Mexico, which is expected to begin production in the first half of 2016.

Segment sales in the first quarter of 2015 were $25.4 million higher compared to the first quarter of 2014, primarily due to higher specialty container sales volumes. Segment earnings in the first quarter of 2015 were flat compared to the first quarter of 2014.

Metal Beverage Packaging, Europe

	Three Months Ended March 31,
($ in millions)	2015	2014

Net sales	$379.2	$450.2

Segment earnings	$28.9	$55.5
Business consolidation and other activities (a)	(2.0)	(1.2)
Total segment earnings	$26.9	$54.3

Segment earnings before business consolidation costs as a % of segment net sales	7.6%	12.3%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe. In August 2014, we announced the expansion of our beverage can manufacturing facility in Oss, the Netherlands, with the construction of a new line for aluminum specialty beverage containers, which began commercial production in the first quarter of 2015.

In April 2015, we announced the investment in an end module in our Lublin, Poland, facility to serve growing demand for beverage can ends in central and eastern Europe. The new end module is expected to begin production in the second quarter of 2015.

Segment sales in the first quarter of 2015 were $71.0 million lower compared to the first quarter of 2014, primarily due to unfavorable currency exchange effects. Segment earnings in the first quarter of 2015 were $26.6 million lower compared to the first quarter of 2014, primarily due to unfavorable currency exchange effects of $14 million, higher metal premiums and other higher costs that were individually insignificant.

Metal Food and Household Products Packaging

	Three Months Ended March 31,
($ in millions)	2015	2014

Net sales	$308.3	$341.1

Segment earnings	$30.2	$36.3
Business consolidation and other activities (a)	(0.2)	(3.1)
Total segment earnings	$30.0	$33.2

Segment earnings before business consolidation costs as a % of segment net sales	9.8%	10.6%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico and Argentina that manufacture and sell metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs. In February 2015, we completed the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio; further details are available in Note 4 to the unaudited condensed consolidated financial statements included within Item 1 of this report.

During August 2014, we announced the installation of a new extruded aluminum aerosol can line in our DeForest, Wisconsin, facility, which began production during the first quarter of 2015. Additionally, in October 2014, we announced the construction of a new extruded aluminum aerosol can manufacturing facility in India, which is expected to begin production in the second half of 2015. In February 2015, we announced the introduction of a steel aerosol container manufacturing technology in North America, which is expected to start up in mid-2015.

Segment sales in the first quarter of 2015 were $32.8 million lower compared to the first quarter of 2014, primarily due to lower metal food container sales volumes, related to a customer shift effective January 2015, of $55 million and unfavorable currency exchange effects, partially offset by favorable product mix of $31 million. Segment earnings in the first quarter of 2015 were $6.1 million lower compared to the first quarter of 2014, primarily due to lower sales volumes, partially offset by improved manufacturing performance.

Aerospace and Technologies

	Three Months Ended March 31,
($ in millions)	2015	2014

Net sales	$214.8	$220.7

Segment earnings	$20.0	$24.1
Business consolidation and other activities (a)	0.7	—
Total segment earnings	$20.7	$24.1

Segment earnings before business consolidation costs as a % of segment net sales	9.3%	10.9%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2015 decreased $5.9 million compared to the first quarter of 2014, due to lower sales from U.S. government contracts. Segment earnings decreased $4.1 million due to lower sales as a result of the expected timing of program completions.

The aerospace and technologies sales contract mix in the first three months of 2015 consisted of 64 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 36 percent fixed-price contracts. Contracted backlog was $714 million at March 31, 2015, compared to $765 million at December 31, 2014. The backlog at March 31, 2015, consisted of 46 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 5 to the unaudited condensed consolidated financial statements included within Item 1 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

PROPOSED ACQUISITION OF REXAM PLC (REXAM)

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 shares of the company. The transaction values Rexam at 610 pence per share based on the company’s 90-day volume weighted average stock price as of February 17, 2015, and an exchange rate of US$1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion). The actual value of the transaction will be determined based on the exchange rate and the company’s stock price at the time of the closing of the transaction. As described below, the company has entered into collar and option contracts to partially mitigate its currency exchange risk with regard to the cash component of the purchase price.

By way of compensation for any loss suffered by Rexam in connection with the preparation and negotiation of the offer, the Co-operation Agreement and any other document relating to the acquisition, Ball has undertaken in the Co-operation Agreement that, on the occurrence of a break payment event Ball will pay or procure the payment to Rexam of an amount in cash in British pounds.  The amount of the break payment varies from £43 million, £129 million to £302 million based on the break payment event and only one break payment would be required.

Both Ball and Rexam’s boards of directors unanimously support the transaction and the transaction is subject to approvals from each company’s shareholders and regulatory approvals. It is expected that the necessary clearances will be obtained and the offer will be completed in the first half of 2016.

Long-term Debt

In February 2015, the company entered into a new $3 billion revolving credit facility to replace its existing $1 billion revolver credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. Also in February 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. For further details related to these transactions, see Note 11 to the unaudited condensed consolidated financial statements included within Item 1 of this report.

Currency Exchange Rate and Interest Rate Risks

During the first quarter of 2015, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £2.1 billion ($3.1 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statement of earnings in business consolidation and other activities.

In addition, the company entered into interest rate swaps to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition, with an aggregate notional amount of approximately $75 million. These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

Subsequent to the first quarter, the company entered into additional interest rate swap contracts to hedge against rising U.S. and European interest rates with aggregate notional amounts of approximately $25 million and €950 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million.

Additional details related to the aforementioned currency exchange rate and interest rate risks are included in Notes 5 and 16 to the unaudited condensed consolidated financial statements included within Item 1 of this report, and in Item 3.

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

	Three Months Ended March 31,
($ in millions)	2015	2014

Cash flows provided by (used in) operating activities	$(180.5)	$(136.2)
Cash flows provided by (used in) investing activities	(120.5)	(55.1)
Cash flows provided by (used in) financing activities	327.4	(45.1)

Cash flows from operations in the first three months of 2015 were lower compared to the first three months of 2014 due to lower net earnings and unfavorable working capital changes. The unfavorable working capital changes were primarily related to higher days sales outstanding, offset by lower inventory days on hand and higher days payable outstanding. Days sales outstanding (annualized) increased from 42 days to 43 days, inventory days on hand (annualized) decreased from 59 days to 58 days and days payable outstanding (annualized) increased from 53 days to 72 days.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $396 million at March 31, 2015. A total of $216.5 million and $197.6 million were sold under these programs as of March 31, 2015, and December 31, 2014, respectively.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be insignificant in 2015. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans are expected to be approximately $18 million for the full year.

We expect 2015 capital expenditures for property, plant and equipment to be in the range of $400 million, and approximately $165 million was contractually committed as of March 31, 2015. Capital expenditures are expected to be funded by cash flows from operations.

Share Repurchases

Our share repurchases, net of issuances, totaled $193.5 million in the first three months of 2014. There were no open market share repurchases during the first three months of 2015. The 2014 repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until February 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $3.5 billion at March 31, 2015, was higher than the amount outstanding at December 31, 2014, of $3.2 billion due to seasonal working capital requirements.

In February, we entered into a new $3 billion revolving credit facility to replace the existing approximate $1 billion revolving credit facility, repay the $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. Also in February 2015, we announced the redemption of all our outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively. These redemptions were completed in March 2015 at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts plus accrued interest. The new revolving credit facility bears interest at variable rates and expires in February 2018.

We recorded charges of $1.7 million for the write off of unamortized deferred financing costs associated with the refinancing of the revolving credit facility and repayment of the Term C loan. The company also recorded charges of $55.8 million for the call premiums and write-offs of unamortized deferred financing costs associated with the redemption of the 2020 and 2021 senior notes. These charges are included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statement of earnings.

Additionally, in February 2015, we entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. Under this bridge loan agreement, the company is required to pay fees while the facility is outstanding, which vary depending on the amount borrowed and the duration that the facility is outstanding.

At March 31, 2015, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $1.7 billion was available under the company’s long-term, revolving credit facility, which is available until February 2018. In addition to these facilities, the company had approximately $741 million of short-term uncommitted credit facilities available at March 31, 2015, of which $227.2 million was outstanding and due on demand. At December 31, 2014, the company had $10.1 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, totaling $55.0 million and $110.0 million at March 31, 2015 and December 31, 2014, respectively. This agreement, which has been amended and extended from time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at March 31, 2015, and December 31, 2014, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 11 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended March 31,
($ in millions)	2015	2014

Earnings before taxes, as reported	$27.5	$144.1
Total interest expense	98.4	73.3
Earnings before interest and taxes (EBIT)	125.9	217.4
Business consolidation and other activities	52.0	—
Comparable EBIT	$177.9	$217.4

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended March 31, 2015, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$529.0
Add total interest expense	218.1
Earnings before interest and taxes (EBIT)	747.1
Add business consolidation and other activities	132.5
Comparable EBIT	879.6
Add depreciation and amortization	280.4
Comparable EBITDA	$1,160.0

Interest expense, excluding debt refinancing and other costs	$(158.2)

Total debt at March 31, 2015	$3,496.8
Less cash and cash equivalents	(228.8)
Net debt	$3,268.0

Comparable EBIT/Interest expense	5.6	x
Net debt/Comparable EBITDA	2.8	x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2015	2014

Net earnings attributable to Ball Corporation, as reported	$20.7	$93.5
Business consolidation and other activities, net of tax	36.6	3.2
Debt refinancing and other costs, net of tax	39.5	20.6
Comparable Net Earnings	$96.8	$117.3

Per diluted share, as reported	$0.15	$0.67
Per diluted share, comparable basis	$0.69	$0.81

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 17 and 18 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2014 annual report filed on February 20, 2015, and in Note 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

During the first quarter of 2015, the company entered into derivative financial instruments to reduce its exposure to currency exchange rate risks in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at March 31, 2015, a 10 percent decrease in value of the British pound against the U.S. dollar and the Euro would have resulted in an unrealized pre-tax loss of approximately $184 million and a 10 percent strengthening of the British pound compared to the U.S. dollar and the Euro would have resulted in an unrealized pre-tax gain of approximately $204 million. Exposure to currency exchange effects associated with these derivatives will be offset by changes in the ultimate purchase price of Rexam. Actual changes in market prices or rates may differ from hypothetical changes.

In addition, the company entered into derivative financial instruments to minimize its exposure to interest rate changes associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at March 31, 2015, a 100-basis point increase or decrease in interest rates could result in an estimated $2.5 million reduction, in net earnings over a one-year period. Actual results may vary based on actual changes in the market prices and rates and the timing of these changes.

Item 4.         CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first three months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.                                             OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 31, 2015, except as discussed in Note 17 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K (annual report). Risk factors in addition to those in the company’s annual report related to the announced, proposed acquisition of Rexam include the following:

Upon successful consummation of the announced, proposed acquisition of Rexam, the company will be more exposed to currency exchange rate fluctuations as there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.

If the announced, proposed acquisition is successfully consummated, the financial results of the consolidated company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in non-U.S. dollar currencies.  The consolidated company will present its financial statements in U.S. dollars and will have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the euro, as well as pounds sterling and a range of emerging market currencies. The consolidated company’s financial results and capital ratios will therefore be sensitive to movements in foreign exchange rates. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on the consolidated company’s financial results.

Even if a material adverse change to Rexam’s business or prospects were to occur prior to closing, in certain circumstances, we may not be able to invoke the offer conditions and terminate the acquisition, which could reduce the value of our common stock.

The acquisition is subject to a number of conditions, including that there is no material adverse change affecting Rexam. Under the U.K. City Code on Takeovers and Mergers (Takeover Code), and except for the approval of the share issuance proposal, the Rexam approval or minimum acceptance condition if the acquisition is implemented as a takeover offer and the conditions relating to the European Commission antitrust approval, we may invoke a condition to the acquisition to cause the acquisition not to proceed only if the U.K. Panel on Takeover (Panel) is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to Ball in the context of the acquisition. Because of this Panel consent requirement, the conditions, including as to a material adverse change affecting Rexam, may provide us less protection than the customary conditions in an offer for a U.S. domestic company.

The Takeover Code restricts Ball’s ability to cause Rexam to consummate the acquisition and limits the relief Ball may obtain in the event Rexam’s board of directors withdraws its support of the acquisition.

The Takeover Code limits the contractual commitments that may be obtained from Rexam to take actions in furtherance of the acquisition, and Rexam’s board of directors may, if its fiduciary and other directors’ duties so require, withdraw its recommendation in support for the acquisition, and withdraw the scheme of arrangement, at any time prior to the scheme of arrangement becoming effective. The Takeover Code does not permit Rexam to pay any break fee to Ball if it does so, nor can it be subject to any restrictions on soliciting or negotiating other offers or transactions involving Rexam other than the restrictions that arise under the Takeover Code against undertaking actions or entering into agreements which might frustrate Ball’s takeover offer for Rexam.

Item 2.         Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 31, 2015.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2015	—	$—	—	14,006,931
February 1 to February 28, 2015	46,343	68.14	46,343	13,960,588
March 1 to March 31, 2015	—	—	—	13,960,588
Total	46,343	—	46,343

(a)         Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.

(b)         The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.         Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 31, 2015.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

There were no events required to be reported under Item 5 for the quarter ended March 31, 2015.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 8, 2015

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101