Form 10-Q
period 2015-06-30
BALL CORP
filed 2015-07-31
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2015
Common Stock, without par value	138,167,019 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2015

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2015	2014	2015	2014

Net sales	$2,172.3	$2,291.9	$4,095.4	$4,298.7

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,775.1)	(1,846.4)	(3,336.0)	(3,459.3)
Depreciation and amortization	(71.3)	(69.6)	(139.6)	(138.4)
Selling, general and administrative	(117.7)	(111.4)	(233.7)	(219.1)
Business consolidation and other activities	65.6	(8.6)	13.6	(8.6)
	(1,898.5)	(2,036.0)	(3,695.7)	(3,825.4)

Earnings before interest and taxes	273.8	255.9	399.7	473.3

Interest expense	(31.0)	(40.6)	(69.5)	(80.8)
Debt refinancing and other costs	(5.0)	—	(64.9)	(33.1)
Total interest expense	(36.0)	(40.6)	(134.4)	(113.9)

Earnings before taxes	237.8	215.3	265.3	359.4
Tax provision	(78.4)	(60.2)	(78.9)	(99.8)
Equity in results of affiliates, net of tax	1.4	1.2	1.9	1.6
Net earnings	160.8	156.3	188.3	261.2
Less net earnings attributable to noncontrolling interests	(0.4)	(3.2)	(7.2)	(14.6)
Net earnings attributable to Ball Corporation	$160.4	$153.1	$181.1	$246.6

Earnings per share:
Basic	$1.16	$1.10	$1.32	$1.77
Diluted	$1.13	$1.07	$1.28	$1.72

Weighted average shares outstanding (000s):
Basic	137,801	139,012	137,446	139,704
Diluted	141,540	142,860	141,302	143,472

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Net earnings	$160.8	$156.3	$188.3	$261.2

Other comprehensive earnings (loss):
Foreign currency translation adjustment	46.6	(7.1)	(92.6)	(30.6)
Pension and other postretirement benefits	7.6	8.9	31.1	17.1
Effective financial derivatives	(14.6)	16.3	(15.7)	20.2
Total other comprehensive earnings (loss)	39.6	18.1	(77.2)	6.7
Income tax (expence) benefit	(1.2)	(5.5)	(5.0)	(9.9)
Total other comprehensive earnings (loss), net of tax	38.4	12.6	(82.2)	(3.2)

Total comprehensive earnings (loss)	199.2	168.9	106.1	258.0
Less comprehensive (earnings) loss attributable to noncontrolling interests	(0.3)	(3.2)	(6.6)	(14.6)
Comprehensive earnings (loss) attributable to Ball Corporation	$198.9	$165.7	$99.5	$243.4

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2015	2014

Assets
Current assets
Cash and cash equivalents	$227.3	$191.4
Receivables, net	1,192.0	957.1
Inventories, net	929.0	1,016.7
Deferred taxes and other current assets	156.8	148.3
Total current assets	2,505.1	2,313.5
Noncurrent assets
Property, plant and equipment, net	2,483.4	2,430.7
Goodwill	2,209.2	2,254.5
Intangibles and other assets, net	655.2	572.3
Total assets	$7,852.9	$7,571.0

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$278.2	$175.1
Accounts payable	1,444.4	1,340.0
Accrued employee costs	192.7	269.9
Other current liabilities	277.0	221.8
Total current liabilities	2,192.3	2,006.8
Noncurrent liabilities
Long-term debt	2,982.1	2,993.8
Employee benefit obligations	1,166.5	1,178.3
Deferred taxes and other liabilities	169.2	152.5
Total liabilities	6,510.1	6,331.4

Shareholders’ equity
Common stock (332,332,395 shares issued - 2015; 331,618,306 shares issued - 2014)	1,160.4	1,131.3
Retained earnings	4,492.7	4,346.9
Accumulated other comprehensive earnings (loss)	(603.7)	(522.1)
Treasury stock, at cost (194,240,427 shares - 2015; 194,652,028 shares - 2014)	(3,910.8)	(3,923.0)
Total Ball Corporation shareholders’ equity	1,138.6	1,033.1
Noncontrolling interests	204.2	206.5
Total shareholders’ equity	1,342.8	1,239.6
Total liabilities and shareholders’ equity	$7,852.9	$7,571.0

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2015	2014

Cash Flows from Operating Activities
Net earnings	$188.3	$261.2
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	139.6	138.4
Business consolidation and other activities	(13.6)	8.6
Deferred tax provision	(0.8)	6.5
Other, net	53.9	3.4
Changes in working capital components	(155.7)	(208.1)
Cash provided by (used in) operating activities	211.7	210.0
Cash Flows from Investing Activities
Capital expenditures	(227.7)	(135.3)
Business acquisitions	(29.1)	—
Other, net	21.6	11.2
Cash provided by (used in) investing activities	(235.2)	(124.1)
Cash Flows from Financing Activities
Long-term borrowings	2,315.0	396.9
Repayments of long-term borrowings	(2,308.1)	(761.8)
Net change in short-term borrowings	105.5	292.7
Proceeds from issuances of common stock	18.9	18.6
Acquisitions of treasury stock	(3.3)	(257.1)
Common dividends	(36.1)	(36.8)
Other, net	(41.0)	3.5
Cash provided by (used in) financing activities	50.9	(344.0)

Effect of exchange rate changes on cash	8.5	(2.6)

Change in cash and cash equivalents	35.9	(260.7)
Cash and cash equivalents - beginning of period	191.4	416.0
Cash and cash equivalents - end of period	$227.3	$155.3

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

New Accounting Guidance

In July 2015, amendments to existing accounting guidance were issued to modify the subsequent measurement of inventory. Under existing guidance, an entity measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (ceiling) or below NRV less a normal profit margin (floor). Amendments in the new guidance require an entity to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for Ball on January 1, 2017, and early adoption is permitted. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued new revenue recognition guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains a more robust framework for addressing revenue issues and is intended to remove inconsistencies in existing guidance and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance will supersede the majority of current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB approved the deferral of the effective date of the new revenue recognition guidance by one year. The guidance will be effective for Ball on January 1, 2018, and early adoption is permitted. However, entities are not permitted to adopt the standard earlier than the original effective date of January 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Net sales
Metal beverage packaging, Americas & Asia	$1,131.6	$1,130.1	$2,154.6	$2,127.7
Metal beverage packaging, Europe	481.0	558.4	860.2	1,008.6
Metal food & household products packaging	332.0	367.7	640.3	708.8
Aerospace & technologies	230.2	241.1	445.0	461.8
Corporate and intercompany eliminations	(2.5)	(5.4)	(4.7)	(8.2)
Net sales	2,172.3	2,291.9	4,095.4	4,298.7

Net earnings
Metal beverage packaging, Americas & Asia	$126.5	$142.0	$251.5	$267.1
Business consolidation and other activities	(0.3)	(3.0)	(2.6)	1.8
Total metal beverage packaging, Americas & Asia	126.2	139.0	248.9	268.9

Metal beverage packaging, Europe	59.6	73.7	88.5	129.2
Business consolidation and other activities	(5.3)	(1.1)	(7.3)	(2.3)
Total metal beverage packaging, Europe	54.3	72.6	81.2	126.9

Metal food & household products packaging	28.7	39.8	58.9	76.1
Business consolidation and other activities	(0.7)	(4.0)	(0.9)	(7.1)
Total metal food & household products packaging	28.0	35.8	58.0	69.0

Aerospace & technologies	19.5	24.8	39.5	48.9
Business consolidation and other activities	—	—	0.7	—
Total aerospace & technologies	19.5	24.8	40.2	48.9

Segment earnings before interest and taxes	228.0	272.2	428.3	513.7

Undistributed corporate expenses and intercompany eliminations, net	(26.1)	(15.8)	(52.3)	(39.4)
Business consolidation and other activities	71.9	(0.5)	23.7	(1.0)
Total undistributed corporate expenses and intercompany eliminations, net	45.8	(16.3)	(28.6)	(40.4)

Earnings before interest and taxes	273.8	255.9	399.7	473.3

Interest expense	(31.0)	(40.6)	(69.5)	(80.8)
Debt refinancing and other costs	(5.0)	—	(64.9)	(33.1)
Total interest expense	(36.0)	(40.6)	(134.4)	(113.9)
Tax provision	(78.4)	(60.2)	(78.9)	(99.8)
Equity in results of affiliates, net of tax	1.4	1.2	1.9	1.6
Net earnings	160.8	156.3	188.3	261.2
Less net earnings attributable to noncontrolling interests	(0.4)	(3.2)	(7.2)	(14.6)
Net earnings attibutable to Ball Corporation	$160.4	$153.1	$181.1	$246.6

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	June 30,	December 31,
($ in millions)	2015	2014

Total Assets
Metal beverage packaging, Americas & Asia	$3,554.2	$3,422.8
Metal beverage packaging, Europe	2,372.6	2,274.5
Metal food & household products packaging	1,644.1	1,508.1
Aerospace & technologies	400.0	411.6
Segment assets	7,970.9	7,617.0
Corporate assets, net of eliminations	(118.0)	(46.0)
Total assets	$7,852.9	$7,571.0

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

By way of compensation for any loss suffered by Rexam in connection with the preparation and negotiation of the offer, the Co-operation Agreement and any other document relating to the acquisition, Ball has undertaken in the Co-operation Agreement that, on the occurrence of a break payment event Ball will pay or procure the payment to Rexam of an amount in cash in British pounds.  As discussed below, Ball’s shareholders approved the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. As a result, the amount of the break payment would be £302 million.

A special meeting of Ball’s shareholders was held on July 28, 2015, to approve the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. Approximately 83 percent of the shares outstanding as of the record date on June 22, 2015 voted, and 99.2 percent of the shares that were voted approved the issuance of Ball’s common stock in connection with the proposed acquisition. Both Ball and Rexam’s boards of directors unanimously support the transaction, and the consummation of the transaction remains subject to approval from Rexam’s shareholders, certain regulatory approvals and other customary closing conditions. Subject to the satisfaction of all such conditions, Ball currently expects to complete the acquisition during the first half of 2016.

A subsidiary of Ball owns an interest in a joint venture company (Latapack-Ball) organized and operating in Brazil. Ball and its joint venture partner have entered into a non-binding letter of intent pursuant to which each party has agreed to use good faith efforts to seek to cause Latapack-Ball to acquire certain operations of Rexam located in Brazil contemporaneously with the completion of the announced, proposed acquisition, with the structure of any such acquisition to be determined by the parties at a later time. Ball and its partner are in discussions with respect to the structure and financing of such acquisition, and any changes to Latapack-Ball that may result.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Acquisitions (continued)

Long-term Debt

In February 2015, the company entered into a new $3 billion revolving credit facility to replace its existing $1 billion revolving credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. Also in February 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. As a result of the issuance of $1 billion of 5.25 percent senior notes in June 2015, the company reduced the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. See Note 11 for further details related to these transactions.

Currency Exchange Rate and Interest Rate Risks

During the first six months of 2015, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £2.2 billion ($3.4 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

Also during the first six months of 2015, the company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At June 30, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $150 million and €1,450 million. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap and option contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

Subsequent to the second quarter of 2015, the company entered into additional interest rate swap contracts to hedge against rising U.S. and European interest rates with aggregate notional amounts of approximately $50 million and €300 million, respectively.

For further details related to the aforementioned currency exchange rate and interest rate risks, and the valuation of these derivatives, see Notes 5 and 16.

Sonoco Products Company (Sonoco)

In February 2015, the company acquired Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, and entered into a long-term supply agreement with Sonoco in exchange for total cash of $29.1 million paid at closing, $10.5 million of contingent cash consideration and $24.4 million of contingent noncash consideration. The facilities manufacture multiple-sized closures for the metal food container market, including high quality steel and aluminum easy-open ends. The financial results of Sonoco have been included in our metal food and household products packaging segment from the date of acquisition. The acquisition is not material to the company.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Metal beverage packaging, Americas & Asia	$(0.3)	$(3.0)	$(2.6)	$1.8
Metal beverage packaging, Europe	(5.3)	(1.1)	(7.3)	(2.3)
Metal food & household products packaging	(0.7)	(4.0)	(0.9)	(7.1)
Aerospace & technologies	—	—	0.7	—
Corporate and other	71.9	(0.5)	23.7	(1.0)
	$65.6	$(8.6)	$13.6	$(8.6)

2015

Metal Beverage Packaging, Americas and Asia

During the first six months of 2015, the company recorded charges of $2.6 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations and for ongoing costs related to previously closed facilities.

Metal Beverage Packaging, Europe

During the second quarter of 2015, the company recorded a charge of $4.7 million for the write down of property held for sale.

During the first and second quarters of 2015, the company recorded charges of $1.3 million and $0.6 million, respectively, related to headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as an additional tax expense of $1.7 million and $1.6 million, respectively, related to this relocation. In addition, the first six months of 2015 included charges of $0.7 million for business reorganization activities.

Corporate

During the first and second quarters of 2015, the company recorded charges of $20.2 million and $23.9 million, respectively, for professional services and other costs associated with the proposed acquisition of Rexam announced in February 2015. Also during the first and second quarters of 2015, the company recognized losses of $27.7 million and gains of $96.0 million, respectively, associated with its collar and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam, further discussed in Note 16. Other charges in the first six months of 2015 included $0.5 million for insignificant activities.

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

The carrying value of assets held for sale in connection with facility closures was $5.5 million at June 30, 2015, and $11.7 million at December 31, 2014.

6.              Receivables

	June 30,	December 31,
($ in millions)	2015	2014

Trade accounts receivable	$1,074.9	$800.0
Less allowance for doubtful accounts	(6.2)	(7.0)
Net trade accounts receivable	1,068.7	793.0
Other receivables	123.3	164.1
	$1,192.0	$957.1

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with multiple financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $481 million at June 30, 2015. A total of $350.9 million and $197.6 million were sold under these programs as of June 30, 2015, and December 31, 2014, respectively.

7.              Inventories

	June 30,	December 31,
($ in millions)	2015	2014

Raw materials and supplies	$443.4	$479.2
Work-in-process and finished goods	526.7	579.2
Less inventory reserves	(41.1)	(41.7)
	$929.0	$1,016.7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.              Property, Plant and Equipment

	June 30,	December 31,
($ in millions)	2015	2014

Land	$63.8	$64.6
Buildings	986.7	973.4
Machinery and equipment	3,744.3	3,612.5
Construction-in-progress	363.6	382.7
	5,158.4	5,033.2
Less accumulated depreciation	(2,675.0)	(2,602.5)
	$2,483.4	$2,430.7

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $62.1 million and $121.0 million for the three and six months ended June 30, 2015, respectively, and $59.1 million and $118.2 million for the comparable periods in 2014, respectively.

9.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2014	$739.5	$913.9	$592.5	$8.6	$2,254.5
Business acquisition	—	—	35.5	—	35.5
Effects of currency exchange rates	—	(69.2)	(11.6)	—	(80.8)
Balance at June 30, 2015	$739.5	$844.7	$616.4	$8.6	$2,209.2

10.       Intangibles and Other Assets

	June 30,	December 31,
($ in millions)	2015	2014

Investments in affiliates	$33.9	$33.2
Intangible assets (net of accumulated amortization of $124.4 million at June 30, 2015 and $115.2 million at December 31, 2014)	129.5	137.1
Capitalized software (net of accumulated amortization of $110.1 million at June 30, 2015, and $103.8 million at December 31, 2014)	72.6	62.6
Company and trust-owned life insurance	151.8	168.1
Long-term derivative assets	85.6	3.1
Deferred financing costs	62.4	36.3
Long-term deferred tax assets	50.2	66.5
Other	69.2	65.4
	$655.2	$572.3

Total amortization expense of intangible assets amounted to $9.2 million and $18.6 million for the three and six months ended June 30, 2015, respectively, and $10.5 million and $20.2 million for the comparable periods in 2014, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2015	2014

Notes Payable
6.75% Senior Notes, due September 2020	$—	$500.0
5.75% Senior Notes, due May 2021	—	500.0
5.00% Senior Notes, due March 2022	750.0	750.0
4.00% Senior Notes, due November 2023	1,000.0	1,000.0
5.25% Senior Notes, due June 2025	1,000.0	—
Multi-currency revolver, due February 2018 (at variable rates)	100.0	—
Bridge Facility	—	—
Senior Credit Facilities, due June 2018 (at variable rates)
Term C loan, euro denominated	—	92.9
Latapack-Ball Notes Payable (at various rates and terms),
denominated in various currencies	193.4	204.2
Other (including discounts),
denominated in various currencies	(5.7)	1.7
	3,037.7	3,048.8

Less current portion of long-term debt	(55.6)	(55.0)
	$2,982.1	$2,993.8

In June 2015, Ball issued $1 billion of 5.25 percent senior notes due in June 2025. Ball used the net proceeds of the offering and other available cash to repay borrowings under its revolving credit facility and reduced the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In connection with this partial extinguishment, the company recorded a charge of $5.0 million, which is included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statements of earnings.

In February 2015, Ball entered into a new $3 billion revolving credit facility to replace the existing approximate $1 billion revolving credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. In March 2015, Ball redeemed its outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts plus accrued interest. The new revolving credit facility expires in February 2018 and accrues interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent.

During the first quarter of 2015, the company recorded charges of $1.7 million for the write-off of unamortized deferred financing costs associated with the refinancing of the revolving credit facility and repayment of the Term C loan. The company also recorded charges of $55.8 million for the call premiums and write-offs of unamortized deferred financing costs associated with the redemption of the 2020 and 2021 senior notes. These charges are included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statements of earnings.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt (continued)

Fees paid to lenders in connection with obtaining financing, which totaled $27.8 million during the six months ended June 30, 2015, are classified as other, net in cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

At June 30, 2015, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $2.1 billion was available under the company’s long-term, revolving credit facility, which is available until February 2018. In addition to this facility, the company had approximately $749 million of short-term uncommitted credit facilities available at June 30, 2015, of which $157.6 million was outstanding and due on demand. Of the amounts available under the credit facilities described above, approximately $1.6 billion has been committed in the proposed acquisition of Rexam to repay certain of Rexam’s debt obligations and to settle Rexam’s outstanding derivatives. At December 31, 2014, the company had $10.1 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization program, totaling $65 million and $110 million at June 30, 2015, and December 31, 2014, respectively. This program, which has been amended and extended from  time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The fair value of the long-term debt at June 30, 2015, and at December 31, 2014, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Notes 18 and 19 contain further details, as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement, bridge loan agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined) of no greater than 4.00, prior to considering the impacts of the announced, proposed acquisition of Rexam.  The company was in compliance with all loan agreements and debt covenants at June 30, 2015, and December 31, 2014, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are nonrecourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.       Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2015	2014

Underfunded defined benefit pension liabilities, net	$706.3	$724.1
Less current portion and prepaid pension assets	(17.4)	(19.4)
Long-term defined benefit pension liabilities	688.9	704.7
Retiree medical and other postemployment benefits	170.3	169.0
Deferred compensation plans	277.6	272.2
Other	29.7	32.4
	$1,166.5	$1,178.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended June 30,
	2015			2014
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$13.0	$3.8	$16.8	$11.4	$3.6	$15.0
Interest cost	14.2	4.5	18.7	15.6	6.6	22.2
Expected return on plan assets	(19.8)	(4.9)	(24.7)	(20.5)	(3.7)	(24.2)
Amortization of prior service cost	(0.2)	(0.1)	(0.3)	—	(0.1)	(0.1)
Recognized net actuarial loss	9.8	2.2	12.0	7.2	1.4	8.6
Net periodic benefit cost for Ball-sponsored plans	17.0	5.5	22.5	13.7	7.8	21.5
Net periodic benefit cost for multiemployer plans	0.5	—	0.5	0.6	—	0.6

Total net periodic benefit cost	$17.5	$5.5	$23.0	$14.3	$7.8	$22.1

	Six Months Ended June 30,
	2015			2014
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$26.0	$7.5	$33.5	$22.8	$7.1	$29.9
Interest cost	28.5	9.2	37.7	31.2	13.1	44.3
Expected return on plan assets	(39.6)	(9.9)	(49.5)	(41.0)	(7.2)	(48.2)
Amortization of prior service cost	(0.5)	(0.2)	(0.7)	—	(0.2)	(0.2)
Recognized net actuarial loss	19.6	4.7	24.3	14.4	2.7	17.1
Net periodic benefit cost for Ball-sponsored plans	34.0	11.3	45.3	27.4	15.5	42.9
Net periodic benefit cost for multiemployer plans	1.0	—	1.0	1.3	—	1.3

Total net periodic benefit cost	$35.0	$11.3	$46.3	$28.7	$15.5	$44.2

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were insignificant in the first six months of 2015 ($36.8 million in 2014) and are also expected to be insignificant for the full year. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $9.1 million in the first six months of 2015 and are expected to be approximately $19 million for the full year.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.       Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2014	$(18.4)	$(499.9)	$(3.8)	$(522.1)
Other comprehensive earnings (loss) before reclassifications	(92.4)	8.4	(12.9)	(96.9)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	14.4	0.9	15.3
Balance at June 30, 2015	$(110.8)	$(477.1)	$(15.8)	$(603.7)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$2.2	$(1.3)	$0.8	$(0.5)
Commodity contracts and currency exchange contracts recorded in cost of sales	(2.7)	(6.4)	(2.7)	(13.9)
Interest rate contracts recorded in interest expense	0.1	—	(0.1)	(0.3)
Total before tax effect	(0.4)	(7.7)	(2.0)	(14.7)
Tax benefit (expense) on amounts reclassified into earnings	0.4	1.2	1.1	2.1
Recognized gain (loss)	$—	$(6.5)	$(0.9)	$(12.6)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.6	$0.1	$1.0	$0.2
Actuarial gains (losses)	(11.4)	(8.6)	(23.7)	(17.1)
Total before tax effect	(10.8)	(8.5)	(22.7)	(16.9)
Tax benefit (expense) on amounts reclassified into earnings	3.9	3.1	8.3	6.2
Recognized gain (loss)	$(6.9)	$(5.4)	$(14.4)	$(10.7)

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

	February 2015	January 2014

Expected dividend yield	0.79%	1.06%
Expected stock price volatility	22.11%	21.41%
Risk-free interest rate	1.39%	1.65%
Expected life of options (in years)	5.85 years	5.50 years

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

15.       Earnings and Dividends Per Share

($ in millions, except per share amounts;	Three Months Ended June 30,		Six Months Ended June 30,
shares in thousands)	2015	2014	2015	2014

Net earnings attributable to Ball Corporation	$160.4	$153.1	$181.1	$246.6

Basic weighted average common shares	137,801	139,012	137,446	139,704
Effect of dilutive securities	3,739	3,848	3,856	3,768
Weighted average shares applicable to diluted earnings per share	141,540	142,860	141,302	143,472

Per basic share	$1.16	$1.10	$1.32	$1.77
Per diluted share	$1.13	$1.07	$1.28	$1.72

Certain outstanding options were excluded from the diluted earnings per share calculation because they were antidilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 1.2 million in both the three and six months ended June 30, 2015, and 1.3 million in the six months ended June 30, 2014. There were no options excluded in the three months ended June 30, 2014.

The company declared and paid dividends of $0.13 per share in each of the first two quarters of 2015 and 2014.

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

At June 30, 2015, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $295 million, of which approximately $230 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next three years. Included in shareholders’ equity at June 30, 2015, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $10.2 million associated with these contracts. A net loss of $8.8 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 30, 2015, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At June 30, 2015, the company had outstanding interest rate swap contracts with notional amounts of approximately $146 million paying fixed rates expiring within the next four years. The after-tax loss included in shareholders’ equity at June 30, 2015, within accumulated other comprehensive earnings (loss) is insignificant.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Interest Rate Risk — Rexam Acquisition

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At June 30, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $150 million and €1,450 million. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. These contracts were not designated as hedges, and therefore, changes in the fair value of these interest swap and option contracts are recognized in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense. The gain included in debt refinancing and other costs during the first six months of 2015 associated with these contracts was $5.0 million. The contracts outstanding at June 30, 2015, expire within the next five years.

Subsequent to the second quarter of 2015, the company entered into additional interest rate swap contracts to hedge against rising U.S. and European interest rates with aggregate notional amounts of approximately $50 million and €300 million, respectively.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings to changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures.

Additionally, at June 30, 2015, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $686 million. Included in shareholders’ equity at June 30, 2015, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $5.5 million associated with these contracts. A net loss of $6.2 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at June 30, 2015, expire within the next year.

Currency Exchange Rate Risk — Rexam Acquisition

In connection with the announced, proposed acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. At June 30, 2015, the company had outstanding collar and option contracts with notional amounts totaling approximately £2.2 billion ($3.4 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized in the unaudited condensed consolidated statements of earnings in business consolidation and other activities (see Note 5). During the first and second quarters of 2015, the company recognized losses of $27.7 million and gains of $96.0 million, respectively, associated with these contracts. The contracts outstanding at June 30, 2015, expire within the next two years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2016 and has a notional amount of 1 million shares. As of June 30, 2015, the fair value of the swap was a $2.3 million loss. All gains and losses on the total return swap are recorded in the unaudited condensed consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of June 30, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $29.8 million and no collateral was required to be posted. As of December 31, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $12.4 million and no collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The fair values of the company’s derivative instruments were as follows:

	June 30, 2015			December 31, 2014
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$6.5	$2.6	$9.1	$3.8	$1.3	$5.1
Foreign currency contracts	0.4	10.5	10.9	0.8	3.5	4.3
Total current derivative contracts	$6.9	$13.1	$20.0	$4.6	$4.8	$9.4

Commodity contracts	$1.5	$1.1	$2.6	$2.2	$0.5	$2.7
Foreign currency contracts	—	75.1	75.1	—	—	—
Interest rate and other contracts	0.1	7.8	7.9	0.4	—	0.4
Total noncurrent derivative contracts	$1.6	$84.0	$85.6	$2.6	$0.5	$3.1

Liabilities:
Commodity contracts	$16.2	$4.2	$20.4	$6.9	$1.6	$8.5
Foreign currency contracts	6.8	3.0	9.8	1.6	1.3	2.9
Interest rate and other contracts	0.5	2.2	2.7	0.5	0.4	0.9
Total current derivative contracts	$23.5	$9.4	$32.9	$9.0	$3.3	$12.3

Commodity contracts	$5.8	$1.4	$7.2	$6.8	$0.5	$7.3
Interest rate and other contracts	0.3	0.5	0.8	0.3	—	0.3
Total noncurrent derivative contracts	$6.1	$1.9	$8.0	$7.1	$0.5	$7.6

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2015, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

		Three Months Ended June 30,
		2015		2014
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$2.2	$0.4	$(1.3)	$0.3

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(2.7)	(2.9)	(6.7)	0.3

Interest rate contracts - manage exposure for outstanding debt	Interest expense	0.1	—	—	—

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	5.1	—	—

Foreign currency contracts - manage exposure to sales of products	Cost of sales	—	0.6	0.3	—

Foreign currency contracts - manage exposure for transactions between segments	Selling, general and administrative	—	(8.3)	—	(0.5)

Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	96.0	—	—

Equity contracts	Selling, general and administrative	—	(0.6)	—	0.9
Total		$(0.4)	$90.3	$(7.7)	$1.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

		Six Months Ended June 30,
		2015		2014
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$0.8	$0.7	$(0.5)	$0.2

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(2.2)	(2.7)	(14.2)	0.6

Interest rate contracts - manage exposure for outstanding debt	Interest expense	(0.1)	—	(0.3)	—

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	5.0	—	—

Foreign currency contracts - manage exposure to sales of products	Cost of sales	(0.5)	0.6	0.3	0.5

Foreign currency contracts - manage exposure for transactions between segments	Selling, general and administrative	—	(21.4)	—	(5.6)

Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	68.3	—	—

Equity contracts	Selling, general and administrative	—	1.8	—	(0.3)
Total		$(2.0)	$52.3	$(14.7)	$(4.6)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Amounts reclassified into earnings:
Commodity contracts	$0.5	$8.0	$1.4	$14.7
Interest rate contracts	(0.1)	—	0.1	0.3
Currency exchange contracts	—	(0.3)	0.5	(0.3)
Change in fair value of cash flow hedges:
Commodity contracts	(15.2)	9.8	(11.0)	6.7
Interest rate contracts	0.1	(0.1)	(0.3)	(0.4)
Currency exchange contracts	0.6	(1.4)	(6.0)	(1.2)
Foreign currency and tax impacts	2.6	(2.1)	3.3	(3.3)
	$(11.5)	$13.9	$(12.0)	$16.5

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Contingencies (continued)

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. An allocator has been selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have begun to discuss various allocation proposals, with this process expected to last approximately two more years. During the third quarter of 2014, the PRP groups voted to include 20 new members. The USEPA issued the site Record of Decision (ROD) on December 2, 2014. Total site remediation costs of $342 million are expected according to the proposed remediation action plan, which does not include $100 million that has already been spent, and which will be allocated among the numerous PRPs in due course. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Debt Guarantees

The company’s obligations under its senior notes and senior credit facilities are fully and unconditionally guaranteed, on a joint and several basis, by certain of the company’s domestic subsidiaries. All obligations under the guarantees of the credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the stock of each of the company’s present and future direct and indirect wholly owned material domestic subsidiaries and (ii) 65 percent of the stock of each of the company’s present and future wholly owned material first-tier foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, terminate upon maturity of the obligations and certain other events as described in the note indentures and credit agreements and would require performance upon certain events referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective note indentures and credit agreements. The company is not in default under the above note indentures or credit facilities. The condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 19. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt

The company’s obligations under its senior notes and senior credit facilities are fully and unconditionally guaranteed, on a joint and several basis, by certain of the company’s domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes and credit facilities, terminate upon maturity of the obligations and certain other events as described in the note indentures and credit agreements and would require performance upon certain events referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective note indentures or credit facilities. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2015, and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,320.1	$863.7	$(11.5)	$2,172.3

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(1,099.5)	(687.2)	11.5	(1,775.1)
Depreciation and amortization	(1.3)	(31.8)	(38.2)	—	(71.3)
Selling, general and administrative	(22.4)	(44.8)	(50.5)	—	(117.7)
Business consolidation and other activities	71.8	(0.5)	(5.7)	—	65.6
Equity in results of subsidiaries	117.0	52.0	—	(169.0)	—
Intercompany	50.5	(43.6)	(6.9)	—	—
	215.7	(1,168.2)	(788.5)	(157.5)	(1,898.5)

Earnings (loss) before interest and taxes	215.7	151.9	75.2	(169.0)	273.8
Interest expense	(28.7)	0.8	(3.1)	—	(31.0)
Debt refinancing and other costs	(3.7)	—	(1.3)	—	(5.0)
Total interest expense	(32.4)	0.8	(4.4)	—	(36.0)
Earnings (loss) before taxes	183.3	152.7	70.8	(169.0)	237.8
Tax provision	(22.9)	(37.3)	(18.2)	—	(78.4)
Equity in results of affiliates, net of tax	—	0.7	0.7	—	1.4
Net earnings (loss)	160.4	116.1	53.3	(169.0)	160.8
Less net earnings attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Net earnings (loss) attributable to Ball Corporation	$160.4	$116.1	$52.9	$(169.0)	$160.4

Comprehensive earnings (loss) attributable to Ball Corporation	$198.9	$153.4	$87.3	$(240.7)	$198.9

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,350.6	$946.5	$(5.2)	$2,291.9

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,112.8)	(738.8)	5.2	(1,846.4)
Depreciation and amortization	(1.5)	(30.9)	(37.2)	—	(69.6)
Selling, general and administrative	(12.0)	(44.8)	(54.6)	—	(111.4)
Business consolidation and other activities	(0.4)	(7.1)	(1.1)	—	(8.6)
Equity in results of subsidiaries	154.8	79.4	—	(234.2)	—
Intercompany	51.9	(42.6)	(9.3)	—	—
	192.8	(1,158.8)	(841.0)	(229.0)	(2,036.0)

Earnings (loss) before interest and taxes	192.8	191.8	105.5	(234.2)	255.9
Total interest expense	(37.5)	0.6	(3.7)	—	(40.6)
Earnings (loss) before taxes	155.3	192.4	101.8	(234.2)	215.3
Tax provision	(2.2)	(33.3)	(24.7)	—	(60.2)
Equity in results of affiliates, net of tax	—	0.7	0.5	—	1.2
Net earnings (loss)	153.1	159.8	77.6	(234.2)	156.3
Less net earnings attributable to noncontrolling interests	—	—	(3.2)	—	(3.2)
Net earnings (loss) attributable to Ball Corporation	$153.1	$159.8	$74.4	$(234.2)	$153.1

Comprehensive earnings (loss) attributable to Ball Corporation	$165.7	$171.0	$78.5	$(249.5)	$165.7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,464.6	$1,652.8	$(22.0)	$4,095.4

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(2,046.2)	(1,311.9)	22.0	(3,336.0)
Depreciation and amortization	(2.6)	(63.9)	(73.1)	—	(139.6)
Selling, general and administrative	(46.3)	(85.1)	(102.3)	—	(233.7)
Business consolidation and other activities	23.6	(0.7)	(9.3)	—	13.6
Equity in results of subsidiaries	211.7	91.8	—	(303.5)	—
Intercompany	102.0	(85.8)	(16.2)	—	—
	288.5	(2,189.9)	(1,512.8)	(281.5)	(3,695.7)

Earnings (loss) before interest and taxes	288.5	274.7	140.0	(303.5)	399.7
Interest expense	(66.1)	2.4	(5.8)	—	(69.5)
Debt refinancing and other costs	(63.0)	—	(1.9)	—	(64.9)
Total interest expense	(129.1)	2.4	(7.7)	—	(134.4)
Earnings (loss) before taxes	159.4	277.1	132.3	(303.5)	265.3
Tax provision	21.7	(68.3)	(32.3)	—	(78.9)
Equity in results of affiliates, net of tax	—	0.9	1.0	—	1.9
Net earnings (loss)	181.1	209.7	101.0	(303.5)	188.3
Less net earnings attributable to noncontrolling interests	—	—	(7.2)	—	(7.2)
Net earnings (loss) attributable to Ball Corporation	$181.1	$209.7	$93.8	$(303.5)	$181.1

Comprehensive earnings attributable to Ball Corporation	$99.5	$125.9	$7.0	$(132.9)	$99.5

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	June 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

ASSETS
Current assets
Cash and cash equivalents	$2.6	$—	$224.7	$—	$227.3
Receivables, net	12.0	281.2	898.8	—	1,192.0
Intercompany receivables	220.1	105.9	2.0	(328.0)	—
Inventories, net	—	538.9	390.1	—	929.0
Deferred taxes and other current assets	37.1	77.9	41.8	—	156.8
Total current assets	271.8	1,003.9	1,557.4	(328.0)	2,505.1
Noncurrent assets
Property, plant and equipment, net	14.4	999.7	1,469.3	—	2,483.4
Investment in subsidiaries	2,846.0	2,214.9	78.6	(5,139.5)	—
Goodwill	—	966.5	1,242.7	—	2,209.2
Intangibles and other assets, net	314.9	105.1	235.2	—	655.2
Total assets	$3,447.1	$5,290.1	$4,583.2	$(5,467.5)	$7,852.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$114.7	$0.2	$163.3	$—	$278.2
Accounts payable	7.3	799.3	637.8	—	1,444.4
Intercompany payables	99.7	1.0	228.1	(328.8)	—
Accrued employee costs	14.7	103.6	74.4	—	192.7
Other current liabilities	78.4	56.5	142.1	—	277.0
Total current liabilities	314.8	960.6	1,245.7	(328.8)	2,192.3
Noncurrent liabilities
Long-term debt	2,842.1	0.2	139.8	—	2,982.1
Employee benefit obligations	332.4	452.1	382.0	—	1,166.5
Intercompany long-term notes	(1,087.6)	803.3	283.5	0.8	—
Deferred taxes and other liabilities	(93.2)	158.4	104.0	—	169.2
Total liabilities	2,308.5	2,374.6	2,155.0	(328.0)	6,510.1

Common stock	1,160.4	1,856.6	534.0	(2,390.6)	1,160.4
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,492.7	1,599.1	1,933.7	(3,532.8)	4,492.7
Accumulated other comprehensive earnings (loss)	(603.7)	(540.2)	(248.5)	788.7	(603.7)
Treasury stock, at cost	(3,910.8)	—	—	—	(3,910.8)
Total Ball Corporation shareholders’ equity	1,138.6	2,915.5	2,224.0	(5,139.5)	1,138.6
Noncontrolling interests	—	—	204.2	—	204.2
Total shareholders’ equity	1,138.6	2,915.5	2,428.2	(5,139.5)	1,342.8
Total liabilities and shareholders’ equity	$3,447.1	$5,290.1	$4,583.2	$(5,467.5)	$7,852.9

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(31.9)	$226.2	$17.4	$211.7

Cash flows from investing activities
Capital expenditures	(4.1)	(98.6)	(125.0)	(227.7)
Business acquisition, net of cash acquired	—	(29.1)	—	(29.1)
Other, net	8.9	12.3	0.4	21.6
Cash provided by (used in) investing activities	4.8	(115.4)	(124.6)	(235.2)

Cash flows from financing activities
Long-term borrowings	2,300.0	—	15.0	2,315.0
Repayments of long-term borrowings	(2,200.3)	—	(107.8)	(2,308.1)
Net change in short-term borrowings	112.1	(7.4)	0.8	105.5
Proceeds from issuances of common stock	18.9	—	—	18.9
Acquisitions of treasury stock	(3.3)	—	—	(3.3)
Common dividends	(36.1)	—	—	(36.1)
Intercompany	(130.3)	(103.4)	233.7	—
Other, net	(31.6)	(0.4)	(9.0)	(41.0)
Cash provided by (used in) financing activities	29.4	(111.2)	132.7	50.9

Effect of exchange rate changes on cash	(1.2)	—	9.7	8.5

Change in cash and cash equivalents	1.1	(0.4)	35.2	35.9
Cash and cash equivalents — beginning of period	1.5	0.4	189.5	191.4
Cash and cash equivalents — end of period	$2.6	$—	$224.7	$227.3

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

20. Subsequent Events

In July 2015, Ball announced the closure of its beverage packaging end-making facility in Bristol, Virginia, which is expected to cease production during the second quarter of 2016. The company expects to record an after-tax charge of approximately $19 million for employee severance, pension and other employee benefit costs, the write down to net realizable value of certain fixed assets and other closure costs.

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

Corporate Strategy

Our Drive for 10 vision, launched in 2011, encompasses five strategic levers that are key to growing our business and achieving long-term success. In recent years, we made progress on each of the levers as follows:

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

•                  Expanding further into new products and capabilities by expanding into extruded aluminum aerosol manufacturing with our Mexican acquisition in December 2012 and the installation of a new extruded aluminum aerosol line in our DeForest, Wisconsin, facility during 2014; the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015; and successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material;

•                  Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our system, which now represents more than a quarter of our global beverage packaging mix, and the introduction of a next generation aluminum bottle-shaping technology in North America for a customer under a long-term arrangement;

•                  Broadening our geographic reach with new investments in a metal beverage manufacturing facilities in Myanmar and Mexico, an extruded aluminum aerosol manufacturing facility in India, as well as the award of a South Korean environmental instrument in our aerospace business; and

•                  Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies and the introduction of a new steel aerosol manufacturing technology starting up in the second half of 2015, as well as other technologies to maintain our competitive advantage today and in the future.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Net sales	$2,172.3	$2,291.9	$4,095.4	$4,298.7
Net earnings attributable to Ball Corporation	160.4	153.1	181.1	246.6
Net earnings attributable to Ball Corporation as a % of consolidated net sales	7.4%	6.7%	4.4%	5.7%

Sales in the second quarter and first six months of 2015 decreased compared to the same periods in 2014 primarily as a result of unfavorable currency exchange effects in Europe and lower metal food container sales volumes in North America, partially offset by higher specialty beverage container sales volumes. Net earnings in the second quarter of 2015 were favorably impacted by lower business consolidation and other activities, partially offset by higher selling, general and administrative expenses and a higher tax rate in 2015. Net earnings in the first six months of 2015 were unfavorably impacted by higher debt refinancing and other costs, higher selling, general and administrative expenses, unfavorable currency exchange effects and a higher tax rate in 2015, partially offset by lower business consolidation and other activities.

Business consolidation and other activities in the second quarter and first six months included a gain of $96.0 million and  $68.3 million, respectively, associated with collar and option contracts entered into to reduce exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam, further discussed in Note 16, and was the result of the strengthening of the British pound against the U.S. dollar and Euro during the period. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,775.1 million and $3,336.0 million in the second quarter and first six months of 2015, respectively, compared to $1,846.4 million and $3,459.3 million for the same periods in 2014. These amounts represented 81.7 percent and 81.5 percent of consolidated net sales for the second quarter and first six months of 2015, respectively, and 80.6 percent and 80.5 percent for the same periods in 2014.

Depreciation and Amortization

Depreciation and amortization expense was $71.3 million and $139.6 million in the second quarter and first six months of 2015, respectively, compared to $69.6 million and $138.4 million for the same periods in 2014. These amounts represented 3.3 percent and 3.4 percent of consolidated net sales for the second quarter and first six months of 2015, respectively, compared to 3.0 percent and 3.2 percent for the same periods in 2014.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $117.7 million and $233.7 million in the second quarter and first six months of 2015, respectively, compared to $111.4 million and $219.1 million for the same periods in 2014. These amounts represented 5.4 percent and 5.7 percent of consolidated net sales for the second quarter and first six months of 2015, respectively, and 4.9 percent and 5.1 percent for the same periods in 2014. The increase in SG&A in 2015 compared to 2014 was primarily due to 2015 deferred compensation expense related to director retirements.

Interest and Taxes

Consolidated total interest expense was $36.0 million and $134.4 million in the second quarter and first six months of 2015, respectively, compared to $40.6 million and $113.9 million for the same periods in 2014. Total interest expense in the first quarter of 2015 included debt refinancing and other costs of $59.9 million for (1) the refinancing of the company’s revolving credit facility, (2) the repayments of the Term C loan and the outstanding balance on the existing revolving credit facility and (3) the redemptions of the company’s 6.75 percent and 5.75 percent senior notes, which were due September 2020 and May 2021, respectively. Total interest expense in the second quarter of 2015 included debt refinancing and other costs of $5.0 million for the partial extinguishment of the company’s revolving credit facility due June 2018. Total interest expense in the first six months of 2014 included $33.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 7.375 percent senior notes due September 2019. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average monthly borrowings, was 3.7 percent and 4.1 percent in the second quarter and first six months of 2015, respectively, compared to 4.7 percent and 4.6 percent for the same periods in 2014.

The effective income tax rate for earnings from continuing operations was 29.7 percent for the first six months of 2015 compared to 27.8 percent for the first six months of 2014. The higher tax rate in 2015 resulted from changes in mix of earnings into higher tax jurisdictions and lower nonrecurring discrete tax items. The full-year 2015 effective income tax rate is expected to be approximately 28 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Net sales	$1,131.6	$1,130.1	$2,154.6	$2,127.7

Segment earnings	$126.5	$142.0	$251.5	$267.1
Business consolidation and other activities (a)	(0.3)	(3.0)	(2.6)	1.8
Total segment earnings	$126.2	$139.0	$248.9	$268.9

Segment earnings before business consolidation costs as a % of segment net sales	11.2%	12.6%	11.7%	12.6%

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

In April 2015, we announced the construction of a two-line metal beverage can manufacturing facility in Monterrey, Mexico, which is expected to begin production in early 2016.

Segment sales in the second quarter and first six months of 2015 were $1.5 million and $26.9 million higher compared to the same periods in 2014, respectively. Second quarter sales increased due to higher pass through prices for aluminum offset by lower standard 12-ounce container sales volumes and unfavorable sales mix in Brazil. The increase in the first six months was primarily due to higher specialty container sales volumes.

Segment earnings in the second quarter and first six months of 2015 were $15.5 million and $15.6 million lower compared to the same periods in 2014, respectively. The decrease in the second quarter and first six months was primarily due to production curtailments in Brazil, weaker sales pricing in China and lower standard 12-ounce container sales volumes, partially offset by higher specialty container sales.

Metal Beverage Packaging, Europe

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Net sales	$481.0	$558.4	$860.2	$1,008.6

Segment earnings	$59.6	$73.7	$88.5	$129.2
Business consolidation and other activities (a)	(5.3)	(1.1)	(7.3)	(2.3)
Total segment earnings	$54.3	$72.6	$81.2	$126.9

Segment earnings before business consolidation costs as a % of segment net sales	12.4%	13.2%	10.3%	12.8%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe. In August 2014, we announced the expansion of our beverage can manufacturing facility in Oss, the Netherlands, with the construction of a new line for aluminum specialty beverage containers, which began commercial production in the second quarter of 2015.

In April 2015, we announced the investment in an end module in our Lublin, Poland, facility to serve growing demand for beverage can ends in central and eastern Europe. The new end module began production during the second quarter of 2015.

Segment sales in the second quarter and first six months of 2015 were $77.4 million and $148.4 million lower compared to the same periods in 2014, respectively. The decrease in the second quarter and first six months was due to unfavorable currency translation of $114 million and $200 million, respectively, partially offset by favorable product mix.

Segment earnings in the second quarter and first six months of 2015 were $14.1 million and $40.7 million lower compared to the same periods in 2014, respectively. The decrease in the second quarter earnings was due primarily to unfavorable currency exchange effects of $18 million and higher metal premiums of $7 million, partially offset by higher specialty container sales volumes. The decrease in the first six months was due primarily to unfavorable currency exchange effects of $32 million, higher metal premiums and start-up costs.

Metal Food and Household Products Packaging

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Net sales	$332.0	$367.7	$640.3	$708.8

Segment earnings	$28.7	$39.8	$58.9	$76.1
Business consolidation and other activities (a)	(0.7)	(4.0)	(0.9)	(7.1)
Total segment earnings	$28.0	$35.8	$58.0	$69.0

Segment earnings before business consolidation costs as a % of segment net sales	8.6%	10.8%	9.2%	10.7%

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

During August 2014, we announced the installation of a new extruded aluminum aerosol can line in our DeForest, Wisconsin, facility, which began production during the first quarter of 2015. Additionally, in October 2014, we announced the construction of a new extruded aluminum aerosol can manufacturing facility in India, which is expected to begin production in the second half of 2015. In February 2015, we announced the introduction of a new steel aerosol container manufacturing technology in Chestnut Hill, Tennessee, which is expected to start up in the second half of 2015.

Segment sales in the second quarter and first six months of 2015 were $35.7 million and $68.5 million lower, respectively, compared to the same periods in 2014. The decrease in the second quarter was due primarily to lower metal food container sales volumes of $58 million mainly related to a customer shift effective January 2015 and unfavorable currency exchange effects of $11 million, partially offset by favorable product mix. The decrease for the first six months was due primarily to lower metal food container sales volumes of $112 million, mainly related to a customer shift effective January 2015 and unfavorable currency exchange effects of $21 million, partially offset by favorable product mix of $64 million.

Segment earnings in the second quarter and first six months of 2015 were $11.1 million and $17.2 million lower, respectively, compared to the same periods in 2014. The decrease in the second quarter and first six months was due primarily to lower sales volumes of $18 million and $35 million, respectively, and unfavorable currency exchange effects, partially offset by improved manufacturing performance and other cost-out measures.

Aerospace and Technologies

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Net sales	$230.2	$241.1	$445.0	$461.8

Segment earnings	$19.5	$24.8	$39.5	$48.9
Business consolidation and other activities (a)	—	—	0.7	—
Total segment earnings	$19.5	$24.8	$40.2	$48.9

Segment earnings before business consolidation costs as a % of segment net sales	8.5%	10.3%	8.9%	10.6%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the second quarter and first six months of 2015 were $10.9 million and $16.8 million lower, respectively, compared to the same periods in 2014, primarily due to lower sales from U.S. national defense contracts and commercial space contracts. Segment earnings in the second quarter and first six months of 2015 were $5.3 million and $9.4 million lower, respectively, primarily as a result of the aforementioned lower sales, favorable program performance in 2014 from program and contract completions and increased recovery of pension costs in 2014.

The aerospace and technologies sales contract mix in the first six months of 2015 consisted of 58 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 40 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. Contracted backlog was $641 million at June 30, 2015, compared to $765 million at December 31, 2014. The backlog at June 30, 2015, consisted of 47 percent fixed-price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

By way of compensation for any loss suffered by Rexam in connection with the preparation and negotiation of the offer, the Co-operation Agreement and any other document relating to the acquisition, Ball has undertaken in the Co-operation Agreement that, on the occurrence of a break payment event Ball will pay or procure the payment to Rexam of an amount in cash in British pounds. As discussed below, Ball’s shareholders approved the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. As a result, the amount of the break payment would be £302 million.

A special meeting of Ball’s shareholders was held on July 28, 2015, to approve the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. Approximately 83 percent of the shares outstanding as of the record date on June 22, 2015 voted, and 99.2 percent of the shares that were voted approved the issuance of Ball’s common stock in connection with the proposed acquisition. Both Ball and Rexam’s boards of directors unanimously support the transaction, and the consummation of the transaction remains subject to approval from Rexam’s shareholders, certain regulatory approvals and other customary closing conditions. Subject to the satisfaction of all such conditions, Ball currently expects to complete the acquisition during the first half of 2016.

A subsidiary of Ball owns an interest in a joint venture company (Latapack-Ball) organized and operating in Brazil. Ball and its joint venture partner have entered into a non-binding letter of intent pursuant to which each party has agreed to use good faith efforts to seek to cause Latapack-Ball to acquire certain operations of Rexam located in Brazil contemporaneously with the completion of the announced, proposed acquisition, with the structure of any such acquisition to be determined by the parties at a later time. Ball and its partner are in discussions with respect to the structure and financing of such acquisition, and any changes to Latapack-Ball that may result.

Long-term Debt

In February 2015, the company entered into a new $3 billion revolving credit facility to replace its existing $1 billion revolving credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. Also in February 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. As a result of the issuance of $1 billion of 5.25 percent senior notes in June 2015, the company reduced the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. For further details related to these transactions, see Note 11 to the unaudited condensed consolidated financial statements included within Item 1 of this report.

Currency Exchange Rate and Interest Rate Risks

During the first six months of 2015, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £2.2 billion ($3.4 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

Also during the first six months of 2015, the company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At June 30, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $150 million and €1,450 million. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate  notional amount of €750 million. These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap and option contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense. The gain included in debt refinancing and other costs during the first six months of 2015 associated with these contracts was $5.0 million.

Subsequent to the second quarter of 2015, the company entered into additional interest rate swap contracts to hedge against rising U.S. and European interest rates with aggregate notional amounts of approximately $50 million and €300 million, respectively.

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

	Six Months Ended June 30,
($ in millions)	2015	2014

Cash flows provided by (used in) operating activities	$211.7	$210.0
Cash flows provided by (used in) investing activities	(235.2)	(124.1)
Cash flows provided by (used in) financing activities	50.9	(344.0)

Cash flows from operations in the first six months of 2015 were higher compared to the first six months of 2014 due to more favorable working capital changes and lower pension funding, offset by lower net earnings. The favorable working capital changes were primarily related to lower inventory days on hand and higher days payable outstanding, offset by higher days sales outstanding. Inventory days on hand (annualized) decreased from 53 days to 49 days, days payable outstanding (annualized) increased from 57 days to 76 days and days sales outstanding (annualized) increased from 43 days to 48 days. The higher days payable outstanding was primarily due to the negotiation of longer payment terms with suppliers.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with multiple financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the receivable, without recourse to Ball, and had combined limits of approximately $481 million at June 30, 2015. A total of $350.9 million and $197.6 million were sold under these programs as of June 30, 2015, and December 31, 2014, respectively.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be insignificant in 2015. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $9.1 million in the first six months of 2015 and are expected to be approximately $19 million for the full year.

We expect 2015 capital expenditures for property, plant and equipment to be approximately $450 million, and approximately $317 million was contractually committed as of June 30, 2015. Capital expenditures are expected to be funded by cash flows from operations.

During the first six months of 2015, the company entered into collar and option contracts to reduce exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam. The amount of the gain or loss ultimately realized on these contracts and the resulting cash settlement is expected to be offset by the changes in the amount of cash consideration paid to acquire Rexam.

As of June 30, 2015, approximately $225 million of our cash was held outside of the U.S. Except for approximately $69 million of cash held by our Brazilian joint venture, there are no legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Cash repatriation from the company’s Brazilian joint venture is restricted to the amount of dividends paid by the joint venture of earnings in excess of required legal reserves, which are typically declared and paid twice a year. The company believes its U.S. operating cash flows; the $2.1 billion available under the company’s long-term, revolving credit facility; the $261 million available under other U.S.-based uncommitted short-term credit facilities; availability under U.S.-based committed and uncommitted accounts receivable factoring programs; and availability under the U.S.-based accounts receivable securitization program will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund the U.S. cash requirements.

Share Repurchases

Our share repurchases, net of issuances, totaled $238.5 million in the first six months of 2014. There were no open market share repurchases during the first six months of 2015. The 2014 repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until February 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt was $3.3 billion at June 30, 2015 and $3.2 billion at December 31, 2014.

In June 2015, we issued $1 billion of 5.25 percent senior notes due in June 2025. We used the net proceeds of the offering and other available cash to repay borrowings under our revolving credit facility and reduced the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In connection with this partial extinguishment, we recorded a charge of $5.0 million, which is included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statements of earnings.

In February 2015, we entered into a new $3 billion revolving credit facility to replace the existing approximate $1 billion revolving credit facility, repay the $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. In March 2015, we redeemed all our outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively, at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts plus accrued interest. The new revolving credit facility expires in February 2018 and accrued interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent.

During the first six months of 2015, we recorded charges of $1.7 million for the write off of unamortized deferred financing costs associated with the refinancing of the revolving credit facility and repayment of the Term C loan. The company also recorded charges of $55.8 million for the call premiums and write-offs of unamortized deferred financing costs associated with the redemption of the 2020 and 2021 senior notes. These charges are included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statements of earnings.

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

At June 30, 2015, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $2.1 billion was available under the company’s long-term, revolving credit facility, which is available until February 2018. In addition to these facilities, the company had approximately $749 million of short-term uncommitted credit facilities available at June 30, 2015, of which $157.6 million was outstanding and due on demand. Of the amounts available under the credit facilities described above, approximately $1.6 billion has been committed in the proposed acquisition of Rexam to repay certain of Rexam’s debt obligations and to settle Rexam’s outstanding derivatives. At December 31, 2014, the company had $10.1 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, totaling $65 million and $110 million at June 30, 2015 and December 31, 2014, respectively. This agreement, which has been amended and extended from time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at June 30, 2015, and December 31, 2014, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 11 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014

Earnings before taxes, as reported	$237.8	$215.3	$265.3	$359.4
Total interest expense	36.0	40.6	134.4	113.9
Earnings before interest and taxes (EBIT)	273.8	255.9	399.7	473.3
Business consolidation and other activities	(65.6)	8.6	(13.6)	8.6
Comparable EBIT	$208.2	$264.5	$386.1	$481.9

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended June 30, 2015, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$551.5
Add total interest expense	213.5
Earnings before interest and taxes (EBIT)	765.0
Add business consolidation and other activities	58.3
Comparable EBIT	823.3
Add depreciation and amortization	282.1
Comparable EBITDA	$1,105.4

Interest expense, excluding debt refinancing and other costs	$(148.6)

Total debt at June 30, 2015	$3,260.3
Less cash and cash equivalents	(227.3)
Net debt	$3,033.0

Comparable EBIT/Interest expense	5.5	x
Net debt/Comparable EBITDA	2.7	x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2015	2014	2015	2014

Net earnings attributable to Ball Corporation, as reported	$160.4	$153.1	$181.1	$246.6
Business consolidation and other activities, net of tax	(39.0)	7.7	(2.4)	10.8
Debt refinancing and other costs, net of tax	4.0	—	43.5	20.6
Comparable Net Earnings	$125.4	$160.8	$222.2	$278.0

Per diluted share, as reported	$1.13	$1.07	$1.28	$1.72
Per diluted share, comparable basis	$0.89	$1.13	$1.57	$1.94

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

During the first six months of 2015, the company entered into derivative financial instruments that reduced its exposure to currency exchange rates risks in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at June 30, 2015, a 10 percent decrease in value of the British pound against the U.S. dollar and the Euro would result in an unrealized pre-tax loss of approximately $181 million and a 10 percent strengthening of the British pound compared to the U.S. dollar and the Euro would result in an unrealized pre-tax gain of approximately $206 million. Exposure to currency exchange effects associated with these derivatives will be offset by changes in the ultimate purchase price of Rexam. Actual changes in market prices or rates may differ from hypothetical changes.

In addition, the company entered into derivative financial instruments to minimize its exposure to interest rate changes associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at June 30, 2015, a 100-basis point decrease in interest rates could result in an estimated $58.1 million reduction, in net earnings over a one-year period. Actual results may vary based on actual changes in the market prices and rates and the timing of these changes.

Item 4.         CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first six months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.         OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended June 30, 2015, except as discussed in Note 17 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

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

The acquisition is subject to a number of conditions, including that there is no material adverse change affecting Rexam.  Under the U.K. City Code on Takeovers and Mergers (Takeover Code), and except for the Rexam shareholder approval, or minimum acceptance condition if the acquisition is implemented as a takeover offer, and the conditions relating to the European Commission antitrust approval, we may invoke a condition to the acquisition to cause the acquisition not to proceed only if the U.K. Panel on Takeover and Mergers (Panel) is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to Ball in the context of the acquisition. Because of this Panel consent requirement, the conditions, including as to a material adverse change affecting Rexam, may provide us less protection than the customary conditions in an offer for a U.S. domestic company.

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

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended June 30, 2015.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2015	—	$—	—	13,960,588
May 1 to May 31, 2015	2,651	69.17	2,651	13,957,937
June 1 to June 30, 2015	—	—	—	13,957,937
Total	2,651	—	2,651

(a)         Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.

(b)         The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.                     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 30, 2015.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

There were no events required to be reported under Item 5 for the quarter ended June 30, 2015.

Item 6.                     Exhibits

3(ii)	Bylaws of Ball Corporation as amended, filed herewith.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	July 31, 2015

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

EXHIBIT INDEX

Description	Exhibit

Bylaws of Ball Corporation as amended, filed herewith.	EX-3.(ii)

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation (Filed herewith.)	EX-31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31.2

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Furnished herewith.)

EX-101