Form 10-Q
period 2015-09-30
BALL CORP
filed 2015-10-30
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number 001-07349

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2015
Common Stock, without par value	136,321,229 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2015

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2015	2014	2015	2014

Net sales	$2,097.0	$2,238.9	$6,192.4	$6,537.6

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,690.3)	(1,807.3)	(5,026.3)	(5,266.6)
Depreciation and amortization	(71.9)	(71.3)	(211.5)	(209.7)
Selling, general and administrative	(106.8)	(123.1)	(340.5)	(342.2)
Business consolidation and other activities	(151.9)	(9.2)	(138.3)	(17.8)
	(2,020.9)	(2,010.9)	(5,716.6)	(5,836.3)

Earnings before interest and taxes	76.1	228.0	475.8	701.3

Interest expense	(37.5)	(40.1)	(107.0)	(120.9)
Debt refinancing and other costs	(21.0)	—	(85.9)	(33.1)
Total interest expense	(58.5)	(40.1)	(192.9)	(154.0)

Earnings before taxes	17.6	187.9	282.9	547.3
Tax (provision) benefit	31.0	(39.8)	(47.9)	(139.6)
Equity in results of affiliates, net of tax	1.5	0.3	3.4	1.9
Net earnings	50.1	148.4	238.4	409.6
Less net earnings attributable to noncontrolling interests	(5.6)	(1.0)	(12.8)	(15.6)
Net earnings attributable to Ball Corporation	$44.5	$147.4	$225.6	$394.0

Earnings per share:
Basic	$0.32	$1.07	$1.64	$2.83
Diluted	$0.32	$1.04	$1.60	$2.76

Weighted average shares outstanding (000s):
Basic	137,337	138,010	137,409	139,133
Diluted	140,858	142,090	141,141	142,986

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Net earnings	$50.1	$148.4	$238.4	$409.6

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(20.9)	(106.1)	(113.5)	(136.7)
Pension and other postretirement benefits	10.5	15.4	41.6	32.5
Effective financial derivatives	(0.9)	24.3	(16.6)	44.5
Total other comprehensive earnings (loss)	(11.3)	(66.4)	(88.5)	(59.7)
Income tax (provision) benefit	(5.0)	(6.4)	(10.0)	(16.3)
Total other comprehensive earnings (loss), net of tax	(16.3)	(72.8)	(98.5)	(76.0)

Total comprehensive earnings (loss)	33.8	75.6	139.9	333.6
Less comprehensive (earnings) loss attributable to noncontrolling interests	(5.7)	(0.6)	(12.3)	(15.2)
Comprehensive earnings (loss) attributable to Ball Corporation	$28.1	$75.0	$127.6	$318.4

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2015	2014

Assets
Current assets
Cash and cash equivalents	$244.4	$191.4
Receivables, net	1,097.8	957.1
Inventories, net	876.0	1,016.7
Deferred taxes and other current assets	164.4	148.3
Total current assets	2,382.6	2,313.5
Noncurrent assets
Property, plant and equipment, net	2,547.3	2,430.7
Goodwill	2,204.1	2,254.5
Intangibles and other assets, net	593.0	572.3
Total assets	$7,727.0	$7,571.0

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$282.9	$175.1
Accounts payable	1,451.4	1,340.0
Accrued employee costs	213.3	269.9
Other current liabilities	332.0	221.8
Total current liabilities	2,279.6	2,006.8
Noncurrent liabilities
Long-term debt	2,879.4	2,993.8
Employee benefit obligations	1,159.5	1,178.3
Deferred taxes and other liabilities	165.1	152.5
Total liabilities	6,483.6	6,331.4

Shareholders’ equity
Common stock (332,437,320 shares issued - 2015; 331,618,306 shares issued - 2014)	1,171.3	1,131.3
Retained earnings	4,519.6	4,346.9
Accumulated other comprehensive earnings (loss)	(620.1)	(522.1)
Treasury stock, at cost (196,180,099 shares - 2015; 194,652,028 shares - 2014)	(4,037.1)	(3,923.0)
Total Ball Corporation shareholders’ equity	1,033.7	1,033.1
Noncontrolling interests	209.7	206.5
Total shareholders’ equity	1,243.4	1,239.6
Total liabilities and shareholders’ equity	$7,727.0	$7,571.0

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2015	2014

Cash Flows from Operating Activities
Net earnings	$238.4	$409.6
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Depreciation and amortization	211.5	209.7
Business consolidation and other activities	138.3	17.8
Deferred tax provision (benefit)	(68.3)	8.3
Other, net	91.6	(18.8)
Changes in working capital components	(14.5)	23.4
Cash provided by (used in) operating activities	597.0	650.0
Cash Flows from Investing Activities
Capital expenditures	(356.8)	(250.0)
Business acquisitions	(29.1)	—
Other, net	18.3	11.1
Cash provided by (used in) investing activities	(367.6)	(238.9)
Cash Flows from Financing Activities
Long-term borrowings	2,315.0	396.9
Repayments of long-term borrowings	(2,408.4)	(874.3)
Net change in short-term borrowings	111.0	199.0
Proceeds from issuances of common stock	26.3	27.7
Acquisitions of treasury stock	(135.5)	(335.5)
Common dividends	(54.0)	(54.8)
Other, net	(40.2)	7.7
Cash provided by (used in) financing activities	(185.8)	(633.3)

Effect of exchange rate changes on cash	9.4	(4.3)

Change in cash and cash equivalents	53.0	(226.5)
Cash and cash equivalents - beginning of period	191.4	416.0
Cash and cash equivalents - end of period	$244.4	$189.5

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

New Accounting Guidance

In September 2015, amendments to existing accounting guidance were issued to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. Under the previous guidance, companies were required to revise comparative information for changes made to provisional amounts. The amended guidance eliminates the requirement to retrospectively account for those adjustments. The guidance will be effective for Ball on January 1, 2016, and early adoption is permitted for financial statements that have not been issued. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In July 2015, amendments to existing accounting guidance were issued to modify the subsequent measurement of inventory. Under existing guidance, a company measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. Current replacement cost can be used provided that it is not above the NRV (ceiling) or below NRV less a normal profit margin (floor). Amendments in the new guidance requires a company to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for Ball on January 1, 2017, and early adoption is permitted. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

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

In April 2015, accounting guidance was issued to change the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The guidance does not affect the recognition and measurement of debt issuance costs; hence, amortization of debt issuance costs would continue to be reported as interest expense. In August 2015, subsequent clarification guidance was issued permitting companies to defer and present debt issuance costs related to line-of-credit arrangements as an asset and amortize them over the terms of these arrangements, regardless of whether there are any amounts outstanding under those arrangements. The guidance will be effective for Ball retrospectively on January 1, 2016, and is not expected to have a material effect on the company’s consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Net sales
Metal beverage packaging, Americas & Asia	$1,072.3	$1,079.6	$3,226.9	$3,207.3
Metal beverage packaging, Europe	450.1	489.2	1,310.3	1,497.8
Metal food & household products packaging	372.0	450.6	1,012.3	1,159.4
Aerospace & technologies	203.4	221.7	648.4	683.5
Corporate and intercompany eliminations	(0.8)	(2.2)	(5.5)	(10.4)
Net sales	$2,097.0	$2,238.9	$6,192.4	$6,537.6

Net earnings
Metal beverage packaging, Americas & Asia	$131.9	$133.7	$383.4	$400.8
Business consolidation and other activities	(21.2)	(0.1)	(23.8)	1.7
Total metal beverage packaging, Americas & Asia	110.7	133.6	359.6	402.5

Metal beverage packaging, Europe	61.1	63.8	149.6	193.0
Business consolidation and other activities	(1.3)	(4.3)	(8.6)	(6.6)
Total metal beverage packaging, Europe	59.8	59.5	141.0	186.4

Metal food & household products packaging	30.6	43.0	89.5	119.1
Business consolidation and other activities	(0.1)	(4.5)	(1.0)	(11.6)
Total metal food & household products packaging	30.5	38.5	88.5	107.5

Aerospace & technologies	21.4	21.2	60.9	70.1
Business consolidation and other activities	—	—	0.7	—
Total aerospace & technologies	21.4	21.2	61.6	70.1

Segment earnings before interest and taxes	222.4	252.8	650.7	766.5

Undistributed corporate expenses and intercompany eliminations, net	(17.0)	(24.5)	(69.3)	(63.9)
Business consolidation and other activities	(129.3)	(0.3)	(105.6)	(1.3)
Total undistributed corporate expenses and intercompany eliminations, net	(146.3)	(24.8)	(174.9)	(65.2)

Earnings before interest and taxes	76.1	228.0	475.8	701.3

Interest expense	(37.5)	(40.1)	(107.0)	(120.9)
Debt refinancing and other costs	(21.0)	—	(85.9)	(33.1)
Total interest expense	(58.5)	(40.1)	(192.9)	(154.0)
Tax (provision) benefit	31.0	(39.8)	(47.9)	(139.6)
Equity in results of affiliates, net of tax	1.5	0.3	3.4	1.9
Net earnings	50.1	148.4	238.4	409.6
Less net earnings attributable to noncontrolling interests	(5.6)	(1.0)	(12.8)	(15.6)
Net earnings attibutable to Ball Corporation	$44.5	$147.4	$225.6	$394.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	September 30,	December 31,
($ in millions)	2015	2014

Total Assets
Metal beverage packaging, Americas & Asia	$3,534.4	$3,422.8
Metal beverage packaging, Europe	2,309.6	2,274.5
Metal food & household products packaging	1,645.1	1,508.1
Aerospace & technologies	401.2	411.6
Segment assets	7,890.3	7,617.0
Corporate assets, net of eliminations	(163.3)	(46.0)
Total assets	$7,727.0	$7,571.0

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

By way of compensation for any loss suffered by Rexam in connection with the preparation and negotiation of the offer, the Co-operation Agreement and any other document relating to the acquisition, Ball has undertaken in the Co-operation Agreement that, on the occurrence of a break payment event Ball will pay, or procure the payment to Rexam of an amount in cash in British pounds. As discussed below, Ball’s shareholders approved the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. As a result, the amount of the break payment would be £302 million.

A special meeting of Ball’s shareholders was held on July 28, 2015, to approve the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. Approximately 83 percent of the shares outstanding as of the record date on June 22, 2015, voted, and 99.2 percent of the shares that were voted approved the issuance of Ball’s common stock in connection with the proposed acquisition. Both Ball and Rexam’s boards of directors unanimously support the transaction, and the consummation of the transaction remains subject to approval from Rexam’s shareholders, certain regulatory approvals and other customary closing conditions. Subject to the satisfaction of all such conditions, Ball currently expects to complete the acquisition during the first half of 2016.

The transaction is currently undergoing a regulatory review process by the Federal Trade Commission (FTC), the European Commission (EC) and Brazil’s Council for Economic Defence (CADE). The company and Rexam continue to work with the FTC, EC and CADE to obtain the regulatory clearances required to close the transaction.

A wholly-owned subsidiary of Ball owns interests in a joint venture company (Latapack-Ball) organized and operating in Brazil. On October 27, 2015, Ball and its joint venture partners announced that they have reached an agreement, pursuant to which Ball’s joint venture partners agreed to exchange all of their interests in Latapack-Ball for a total of 6 million treasury shares of Ball common stock. The actual value of the transaction will be determined based on the company’s stock price at the time of the close of the transaction.  This transaction is subject to certain regulatory approvals and other conditions.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.              Acquisitions (continued)

Long-Term Debt

In February 2015, the company entered into a $3 billion revolving credit facility to replace its existing $1 billion revolving credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. Also in February 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. As a result of the issuance of $1 billion of 5.25 percent senior notes in June 2015, the company reduced the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. See Note 11 for further details related to these transactions.

Currency Exchange Rate and Interest Rate Risks

During the first nine months of 2015, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £2.3 billion ($3.4 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

Also during the first nine months of 2015, the company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At September 30, 2015, the company had U.S. and European outstanding interest rate swaps with notional amounts totaling approximately $250 million and €1,750 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. Subsequent to the third quarter of 2015, the company entered into additional interest rate swap contracts to hedge against rising U.S. interest rates with aggregate notional amounts of approximately $100 million. These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap and option contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Metal beverage packaging, Americas & Asia	$(21.2)	$(0.1)	$(23.8)	$1.7
Metal beverage packaging, Europe	(1.3)	(4.3)	(8.6)	(6.6)
Metal food & household products packaging	(0.1)	(4.5)	(1.0)	(11.6)
Aerospace & technologies	—	—	0.7	—
Corporate and other	(129.3)	(0.3)	(105.6)	(1.3)
	$(151.9)	$(9.2)	$(138.3)	$(17.8)

2015

Metal Beverage Packaging, Americas and Asia

During the third quarter of 2015, the company announced the closure of the Bristol, Virginia, metal beverage packaging end-making facility, which is expected to cease production in the second quarter of 2016. The closure will realign end-making capacities in North America to better position the company to meet customer demand. The company recorded initial charges of $20.2 million in the third quarter, which are comprised of $19.0 million in severance, pension and other employee benefits and other individually insignificant items totaling $1.2 million.

During the first nine months of 2015, the company recorded charges of $3.3 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations and for ongoing costs related to previously closed facilities.

During the third quarter and the first nine months of 2015, the company also recognized charges of $1.0 million and $0.3 million, respectively, for individually insignificant items.

Metal Beverage Packaging, Europe

During the first nine months of 2015, the company recorded a charge of $4.7 million for the write down of property held for sale to fair value less cost to sell.

During the third quarter and first nine months of 2015, the company recorded charges of $1.3 million and $3.9 million, respectively, related to headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as an additional tax expense of $1.7 million and $5.0 million, respectively, related to this relocation.

Corporate

During the third quarter and first nine months of 2015, the company recorded charges of $24.7 million and $68.8 million respectively, for professional services and other costs associated with the proposed acquisition of Rexam announced in February 2015. Also during the third quarter and first nine months of 2015, the company recognized losses of $104.6 million and $36.3 million, respectively, associated with the change in fair value of its collar and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam, further discussed in Note 16. Other charges in the first nine months of 2015 included $0.5 million for insignificant activities.

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

The third quarter and first nine months of 2014 also included net gains of $1.0 million and net charges of $1.0 million, respectively, primarily related to previously closed facilities and for other insignificant activities.

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

Assets Held for Sale

The carrying value of assets held for sale in connection with facility closures was $3.3 million at September 30, 2015, and $11.7 million at December 31, 2014.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.              Receivables

	September 30,	December 31,
($ in millions)	2015	2014

Trade accounts receivable	$989.5	$800.0
Less allowance for doubtful accounts	(6.2)	(7.0)
Net trade accounts receivable	983.3	793.0
Other receivables	114.5	164.1
	$1,097.8	$957.1

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with multiple financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $605 million at September 30, 2015. A total of $489.6 million and $197.6 million were sold under these programs as of September 30, 2015, and December 31, 2014, respectively.

7.              Inventories

	September 30,	December 31,
($ in millions)	2015	2014

Raw materials and supplies	$441.9	$479.2
Work-in-process and finished goods	476.8	579.2
Less inventory reserves	(42.7)	(41.7)
	$876.0	$1,016.7

8.              Property, Plant and Equipment

	September 30,	December 31,
($ in millions)	2015	2014

Land	$63.5	$64.6
Buildings	984.3	973.4
Machinery and equipment	3,776.0	3,612.5
Construction-in-progress	432.8	382.7
	5,256.6	5,033.2
Less accumulated depreciation	(2,709.3)	(2,602.5)
	$2,547.3	$2,430.7

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $62.3 million and $183.3 million for the three and nine months ended September 30, 2015, respectively, and $60.9 million and $179.1 million for the comparable periods in 2014, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statement

9.              Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2014	$739.5	$913.9	$592.5	$8.6	$2,254.5
Business acquisition	—	—	35.5	—	35.5
Effects of currency exchange rates	—	(73.6)	(12.3)	—	(85.9)
Balance at September 30, 2015	$739.5	$840.3	$615.7	$8.6	$2,204.1

The company’s annual goodwill impairment test completed in the fourth quarter of 2014 indicated the estimated fair value of the metal beverage packaging, Asia, reporting unit exceeded its carrying amount, including goodwill, by approximately 20 percent and no triggering events have occurred during the nine months ended September 30, 2015, that would require an interim impairment test of the goodwill associated with this reporting unit. We continue to see the supply of metal beverage packaging exceed demand in China, resulting in pricing pressure and negative impacts on the profitability of our metal beverage packaging, Asia, reporting unit.  If it becomes an expectation that this situation will continue for an extended period of time, it may result in a noncash impairment of some or all of the goodwill associated with this reporting unit, totaling $78.3 million at September 30, 2015.

10.       Intangibles and Other Assets

	September 30,	December 31,
($ in millions)	2015	2014

Investments in affiliates	$33.7	$33.2
Intangible assets (net of accumulated amortization of $129.9 million at September 30, 2015 and $115.2 million at December 31, 2014)	123.9	137.1
Capitalized software (net of accumulated amortization of $112.4 million at September 30, 2015, and $103.8 million at December 31, 2014)	75.8	62.6
Company and trust-owned life insurance	142.1	168.1
Long-term derivative assets	2.5	3.1
Deferred financing costs	61.6	36.3
Long-term deferred tax assets	87.1	66.5
Other	66.3	65.4
	$593.0	$572.3

Total amortization expense of intangible assets amounted to $9.6 million and $28.2 million for the three and nine months ended September 30, 2015, respectively, and $10.4 million and $30.6 million for the comparable periods in 2014, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2015	2014

Notes Payable
6.75% Senior Notes, due September 2020	$—	$500.0
5.75% Senior Notes, due May 2021	—	500.0
5.00% Senior Notes, due March 2022	750.0	750.0
4.00% Senior Notes, due November 2023	1,000.0	1,000.0
5.25% Senior Notes, due June 2025	1,000.0	—
Multi-currency revolver, due February 2018 (at variable rates)	—	—
Bridge Facility	—	—
Senior Credit Facilities, due June 2018 (at variable rates) Term C loan, euro denominated	—	92.9
Latapack-Ball Notes Payable (at various rates and terms), denominated in various currencies	188.8	204.2
Other (including discounts), denominated in various currencies	(5.0)	1.7
	2,933.8	3,048.8

Less current portion of long-term debt	(54.4)	(55.0)
	$2,879.4	$2,993.8

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

During the first quarter of 2015, the company recorded charges of $55.8 million for the call premiums and write-offs of unamortized deferred financing costs associated with the redemption of the 2020 and 2021 senior notes. The company also recorded charges of $1.7 million for the write-off of unamortized deferred financing costs associated with the refinancing of the revolving credit facility and repayment of the Term C loan. These charges are included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statements of earnings.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt (continued)

Fees paid to lenders in connection with obtaining financing, which totaled $27.8 million during the nine months ended September 30, 2015, are classified as other, net in cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

At September 30, 2015, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $2.2 billion was available under the company’s long-term, revolving credit facility, which is available until February 2018. In addition to this facility, the company had approximately $760 million of short-term uncommitted credit facilities available at September 30, 2015, of which $88.5 million was outstanding and due on demand. Of the amounts available under the credit facilities described above, approximately $1.4 billion has been committed in the proposed acquisition of Rexam to repay certain of Rexam’s debt obligations and to settle Rexam’s outstanding derivatives. At December 31, 2014, the company had $10.1 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization program, totaling $140 million and $110 million at September 30, 2015, and December 31, 2014, respectively. This program, which has been amended and extended from time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The fair value of the long-term debt at September 30, 2015, and at December 31, 2014, approximated its carrying value. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement, bridge loan agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain an interest coverage ratio (as defined) of no greater than 4.00, prior to considering the impacts of the announced, proposed acquisition of Rexam.  The company was in compliance with all loan agreements and debt covenants at September 30, 2015, and December 31, 2014, and has met all debt payment obligations.

The Latapack-Ball debt facilities contain various covenants and restrictions but are nonrecourse to Ball Corporation and its wholly owned subsidiaries.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.       Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2015	2014

Underfunded defined benefit pension liabilities, net	$715.8	$724.1
Less current portion and prepaid pension assets	(17.2)	(19.4)
Long-term defined benefit pension liabilities	698.6	704.7
Retiree medical and other postemployment benefits	172.2	169.0
Deferred compensation plans	260.1	272.2
Other	28.6	32.4
	$1,159.5	$1,178.3

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended September 30,
	2015			2014
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$13.0	$3.7	$16.7	$11.5	$3.1	$14.6
Interest cost	14.4	4.6	19.0	15.6	6.5	22.1
Expected return on plan assets	(19.8)	(4.9)	(24.7)	(20.6)	(4.2)	(24.8)
Amortization of prior service cost	(0.3)	(0.1)	(0.4)	—	(0.2)	(0.2)
Recognized net actuarial loss	9.7	2.3	12.0	7.2	2.0	9.2
Curtailment and settlement losses	5.3		5.3	—	—	—
Net periodic benefit cost for Ball-sponsored plans	22.3	5.6	27.9	13.7	7.2	20.9
Net periodic benefit cost for multiemployer plans	—	—	—	0.7	—	0.7

Total net periodic benefit cost	$22.3	$5.6	$27.9	$14.4	$7.2	$21.6

	Nine Months Ended September 30,
	2015			2014
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$39.0	$11.2	$50.2	$34.3	$10.2	$44.5
Interest cost	42.9	13.8	56.7	46.8	19.6	66.4
Expected return on plan assets	(59.4)	(14.8)	(74.2)	(61.6)	(12.9)	(74.5)
Amortization of prior service cost	(0.8)	(0.3)	(1.1)	—	(0.4)	(0.4)
Recognized net actuarial loss	29.3	7.0	36.3	21.6	6.2	27.8
Curtailment and settlement losses	5.3	—	5.3	—	—	—
Net periodic benefit cost for Ball-sponsored plans	56.3	16.9	73.2	41.1	22.7	63.8
Net periodic benefit cost for multiemployer plans	1.0	—	1.0	2.0	—	2.0
Total net periodic benefit cost	$57.3	$16.9	$74.2	$43.1	$22.7	$65.8

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.       Employee Benefit Obligations (continued)

Contributions to the company’s defined global benefit pension plans, not including the unfunded German plans, were insignificant in the first nine months of 2015 ($83.6 million in 2014) and are also expected to be insignificant for the full year. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $13.7 million in the first nine months of 2015 and are expected to be approximately $19 million for the full year.

13.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2014	$(18.4)	$(499.9)	$(3.8)	$(522.1)
Other comprehensive earnings (loss) before reclassifications	(113.1)	8.2	(19.2)	(124.1)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	21.1	5.0	26.1
Balance at September 30, 2015	$(131.5)	$(470.6)	$(18.0)	$(620.1)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$1.3	$(2.5)	$2.1	$(3.0)
Commodity contracts and currency exchange contracts recorded in cost of sales	(8.1)	(20.3)	(10.8)	(34.2)
Interest rate contracts recorded in interest expense	—	0.1	(0.1)	(0.2)
Total before tax effect	(6.8)	(22.7)	(8.8)	(37.4)
Tax benefit (provision) on amounts reclassified into earnings	2.7	3.2	3.8	4.1
Recognized gain (loss)	$(4.1)	$(19.5)	$(5.0)	$(33.3)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$0.6	$0.1	$1.6	$0.3
Actuarial gains (losses)	(11.3)	(9.2)	(35.0)	(27.7)
Total before tax effect	(10.7)	(9.1)	(33.4)	(27.4)
Tax benefit (provision) on amounts reclassified into earnings	4.0	3.3	12.3	9.9
Recognized gain (loss)	$(6.7)	$(5.8)	$(21.1)	$(17.5)

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

15.       Earnings and Dividends Per Share

($ in millions, except per share amounts;	Three Months Ended September 30,		Nine Months Ended September 30,
shares in thousands)	2015	2014	2015	2014

Net earnings attributable to Ball Corporation	$44.5	$147.4	$225.6	$394.0

Basic weighted average common shares	137,337	138,010	137,409	139,133
Effect of dilutive securities	3,521	4,080	3,732	3,853
Weighted average shares applicable to diluted earnings per share	140,858	142,090	141,141	142,986

Per basic share	$0.32	$1.07	$1.64	$2.83
Per diluted share	$0.32	$1.04	$1.60	$2.76

Certain outstanding options were excluded from the diluted earnings per share calculation because they were antidilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 1.2 million in each of the three and nine months ended September 30, 2015, and the nine months ended September 30, 2014. There were no options excluded in the three months ended September 30, 2014.

The company declared and paid dividends of $0.13 per share in each of the first three quarters of 2015 and 2014.

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

At September 30, 2015, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $336 million, of which approximately $130 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next four years. Included in shareholders’ equity at September 30, 2015, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $15.5 million associated with these contracts. A net loss of $12.5 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 30, 2015, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At September 30, 2015, the company had outstanding interest rate swap contracts with notional amounts of approximately $146 million paying fixed rates expiring within the next four years. The after-tax loss included in shareholders’ equity at September 30, 2015, within accumulated other comprehensive earnings (loss) is insignificant.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Interest Rate Risk—Rexam Acquisition

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At September 30, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $250 million and €1,750 million. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. Subsequent to the third quarter of 2015, the company entered into additional interest rate swap contracts to hedge against rising U.S. interest rates with aggregate notional amounts of approximately $100 million.  These contracts were not designated as hedges, and therefore, changes in the fair value of these interest swap and option contracts are recognized in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense. The loss included in debt refinancing and other costs during the first nine months of 2015 associated with these contracts was $10 million. The contracts outstanding at September 30, 2015, expire within the next five years.

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

Additionally, at September 30, 2015, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $449 million. Included in shareholders’ equity at September 30, 2015, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $2.2 million associated with these contracts. A net loss of $2.3 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at September 30, 2015, expire within the next year.

Currency Exchange Rate Risk — Rexam Acquisition

In connection with the announced, proposed acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. At September 30, 2015, the company had outstanding collar and option contracts with notional amounts totaling approximately £2.3 billion ($3.4 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized in the unaudited condensed consolidated statements of earnings in business consolidation and other activities (see Note 5). During the third quarter and first nine months of 2015, the company recognized losses of $104.6 million and of $36.3 million, respectively, associated with these contracts. The contracts outstanding at September 30, 2015, expire within the next year.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2016 and has a notional amount of 1 million shares. As of September 30, 2015, the fair value of the swap was a $4.8 million loss. All gains and losses on the total return swap are recorded in the unaudited condensed consolidated statements of earnings in selling, general and administrative expenses.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of September 30, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $63.5 million and $2.7 million of collateral was required to be posted. As of December 31, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $12.4 million and no collateral was required to be posted.

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

	September 30, 2015			December 31, 2014
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$5.7	$4.7	$10.4	$3.8	$1.3	$5.1
Foreign currency contracts	0.1	13.1	13.2	0.8	3.5	4.3
Total current derivative contracts	$5.8	$17.8	$23.6	$4.6	$4.8	$9.4

Commodity contracts	$0.2	$0.8	$1.0	$2.2	$0.5	$2.7
Foreign currency contracts	—	—	—	—	—	—
Interest rate and other contracts	—	1.5	1.5	0.4	—	0.4
Total noncurrent derivative contracts	$0.2	$2.3	$2.5	$2.6	$0.5	$3.1

Liabilities:
Commodity contracts	$14.0	$6.5	$20.5	$6.9	$1.6	$8.5
Foreign currency contracts	2.2	29.2	31.4	1.6	1.3	2.9
Interest rate and other contracts	0.5	4.7	5.2	0.5	0.4	0.9
Total current derivative contracts	$16.7	$40.4	$57.1	$9.0	$3.3	$12.3

Commodity contracts	$7.8	$1.5	$9.3	$6.8	$0.5	$7.3
Interest rate and other contracts	0.4	9.2	9.6	0.3	—	0.3
Total noncurrent derivative contracts	$8.2	$10.7	$18.9	$7.1	$0.5	$7.6

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2015, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

		Three Months Ended September 30,
		2015		2014
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$1.3	$0.2	$(2.5)	$3.2

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(8.4)	(2.1)	(20.2)	1.5

Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	0.1	—

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(15.0)	—	—

Foreign currency contracts - manage exposure to sales of products	Cost of sales	0.3	1.6	—	(0.7)

Foreign currency contracts - manage exposure for transactions between segments	Selling, general and administrative	—	17.0	(0.1)	(13.7)

Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	(104.6)	—	—

Equity contracts	Selling, general and administrative	—	(8.2)	—	(3.6)
Total		$(6.8)	$(111.1)	$(22.7)	$(13.3)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

		Nine Months Ended September 30,
		2015		2014
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments	Cash Flow Hedge - Reclassified Amount From Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives Not Designated As Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$2.1	$0.9	$(3.0)	$3.4

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(10.6)	(4.8)	(34.4)	2.1

Interest rate contracts - manage exposure for outstanding debt	Interest expense	(0.1)	—	(0.2)	—

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(10.0)	—	—

Foreign currency contracts - manage exposure to sales of products	Cost of sales	(0.2)	2.2	0.2	(0.2)

Foreign currency contracts - manage exposure for transactions between segments	Selling, general and administrative	—	(4.4)	—	(19.3)

Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	(36.3)	—	—

Equity contracts	Selling, general and administrative	—	(6.4)	—	(3.9)
Total		$(8.8)	$(58.8)	$(37.4)	$(17.9)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Amounts reclassified into earnings:
Commodity contracts	$7.1	$22.7	$8.5	$37.4
Interest rate contracts	—	(0.1)	0.1	0.2
Currency exchange contracts	(0.3)	0.1	0.2	(0.2)
Change in fair value of cash flow hedges:
Commodity contracts	(11.9)	1.4	(22.9)	8.1
Interest rate contracts	(0.3)	0.2	(0.6)	(0.2)
Currency exchange contracts	4.1	(0.7)	(1.9)	(1.9)
Foreign currency and tax impacts	(1.0)	(2.0)	2.3	(5.3)
	$(2.3)	$21.6	$(14.3)	$38.1

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

17.  Contingencies (continued)

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. An allocator has been selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have begun to discuss various allocation proposals, and this process may last approximately two more years. During the third quarter of 2014, the PRP groups voted to include 20 new members. The USEPA issued the site Record of Decision (ROD) on December 2, 2014.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt

The company’s obligations under its senior notes and senior credit facilities are fully and unconditionally guaranteed, on a joint and several basis, by certain of the company’s domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes and credit facilities, terminate upon maturity of the obligations and certain other events as described in the note indentures and credit agreements and would require performance upon certain events referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective note indentures or credit facilities. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2015, and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2015
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$1,264.4	$845.7	$(13.1)	$2,097.0

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,039.4)	(664.0)	13.1	(1,690.3)
Depreciation and amortization	(1.5)	(33.8)	(36.6)	—	(71.9)
Selling, general and administrative	(14.1)	(44.7)	(48.0)	—	(106.8)
Business consolidation and other activities	(129.2)	(20.0)	(2.7)	—	(151.9)
Equity in results of subsidiaries	128.8	63.4	—	(192.2)	—
Intercompany	51.5	(44.8)	(6.7)	—	—
	35.5	(1,119.3)	(758.0)	(179.1)	(2,020.9)
Earnings (loss) before interest and taxes	35.5	145.1	87.7	(192.2)	76.1
Interest expense	(36.6)	1.5	(2.4)	—	(37.5)
Debt refinancing and other costs	(21.0)	—	—	—	(21.0)
Total interest expense	(57.6)	1.5	(2.4)	—	(58.5)
Earnings (loss) before taxes	(22.1)	146.6	85.3	(192.2)	17.6
Tax (provision) benefit	66.6	(19.9)	(15.7)	—	31.0
Equity in results of affiliates, net of tax	—	0.6	0.9	—	1.5
Net earnings (loss)	44.5	127.3	70.5	(192.2)	50.1
Less net earnings attributable to noncontrolling interests	—	—	(5.6)	—	(5.6)
Net earnings (loss) attributable to Ball Corporation	$44.5	$127.3	$64.9	$(192.2)	$44.5

Comprehensive earnings (loss) attributable to Ball Corporation	$28.1	$109.9	$48.1	$(158.0)	$28.1

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2014
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$1,363.0	$878.1	$(2.2)	$2,238.9

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,124.5)	(685.0)	2.2	(1,807.3)
Depreciation and amortization	(1.6)	(33.2)	(36.5)	—	(71.3)
Selling, general and administrative	(22.6)	(45.9)	(54.6)	—	(123.1)
Business consolidation and other activities	(2.8)	(3.1)	(3.3)	—	(9.2)
Equity in results of subsidiaries	137.2	69.7	—	(206.9)	—
Intercompany	52.4	(45.6)	(6.8)	—	—
	162.6	(1,182.6)	(786.2)	(204.7)	(2,010.9)
Earnings (loss) before interest and taxes	162.6	180.4	91.9	(206.9)	228.0
Total interest (expense)	(37.1)	0.9	(3.9)	—	(40.1)
Earnings (loss) before taxes	125.5	181.3	88.0	(206.9)	187.9
Tax (provision) benefit	21.9	(45.7)	(16.0)	—	(39.8)
Equity in results of affiliates, net of tax	—	0.5	(0.2)	—	0.3
Net earnings (loss)	147.4	136.1	71.8	(206.9)	148.4
Less net earnings attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)
Net earnings (loss) attributable to Ball Corporation	$147.4	$136.1	$70.8	$(206.9)	$147.4

Comprehensive earnings (loss) attributable to Ball Corporation	$75.0	$62.2	$(1.8)	$(60.4)	$75.0

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2015
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$3,729.0	$2,498.5	$(35.1)	$6,192.4

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(3,085.6)	(1,975.9)	35.1	(5,026.3)
Depreciation and amortization	(4.1)	(97.7)	(109.7)	—	(211.5)
Selling, general and administrative	(60.4)	(129.8)	(150.3)	—	(340.5)
Business consolidation and other activities	(105.6)	(20.7)	(12.0)	—	(138.3)
Equity in results of subsidiaries	340.5	155.2	—	(495.7)	—
Intercompany	153.5	(130.6)	(22.9)	—	—
	324.0	(3,309.2)	(2,270.8)	(460.6)	(5,716.6)
Earnings (loss) before interest and taxes	324.0	419.8	227.7	(495.7)	475.8
Interest expense	(102.7)	3.9	(8.2)	—	(107.0)
Debt refinancing and other costs	(84.0)	—	(1.9)	—	(85.9)
Total interest expense	(186.7)	3.9	(10.1)	—	(192.9)
Earnings (loss) before taxes	137.3	423.7	217.6	(495.7)	282.9
Tax (provision) benefit	88.3	(88.2)	(48.0)	—	(47.9)
Equity in results of affiliates, net of tax	—	1.5	1.9	—	3.4
Net earnings (loss)	225.6	337.0	171.5	(495.7)	238.4
Less net earnings attributable to noncontrolling interests	—	—	(12.8)	—	(12.8)
Net earnings (loss) attributable to Ball Corporation	$225.6	$337.0	$158.7	$(495.7)	$225.6

Comprehensive earnings attributable to Ball Corporation	$127.6	$235.8	$55.1	$(290.9)	$127.6

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2014
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Net sales	$—	$3,885.4	$2,662.4	$(10.2)	$6,537.6

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.1)	(3,209.4)	(2,067.3)	10.2	(5,266.6)
Depreciation and amortization	(4.6)	(94.9)	(110.2)	—	(209.7)
Selling, general and administrative	(57.3)	(134.2)	(150.7)	—	(342.2)
Business consolidation and other activities	(3.8)	(14.0)	—	—	(17.8)
Equity in results of subsidiaries	426.6	230.6	—	(657.2)	—
Intercompany	151.6	(131.3)	(20.3)	—	—
	512.4	(3,353.2)	(2,348.5)	(647.0)	(5,836.3)

Earnings (loss) before interest and taxes	512.4	532.2	313.9	(657.2)	701.3
Total interest (expense)	(112.6)	2.0	(10.3)	—	(120.9)
Debt refinancing and other costs	(33.1)	—	—	—	(33.1)
Total interest expense	(145.7)	2.0	(10.3)	—	(154.0)
Earnings (loss) before taxes	366.7	534.2	303.6	(657.2)	547.3
Tax (provision) benefit	27.3	(104.1)	(62.8)	—	(139.6)
Equity in results of affiliates, net of tax	—	1.4	0.5	—	1.9
Net earnings (loss)	394.0	431.5	241.3	(657.2)	409.6
Less net earnings attributable to noncontrolling interests	—	—	(15.6)	—	(15.6)
Net earnings (loss) attributable to Ball Corporation	$394.0	$431.5	$225.7	$(657.2)	$394.0

Comprehensive earnings attributable to Ball Corporation	$318.4	$352.5	$139.2	$(491.7)	$318.4

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	September 30, 2015
	Ball	Guarantor	Non-Guarantor	Eliminating	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Current assets
Cash and cash equivalents	$4.3	$0.1	$240.0	$—	$244.4
Receivables, net	13.3	255.6	828.9	—	1,097.8
Intercompany receivables	158.2	108.7	1.5	(268.4)	—
Inventories, net	—	502.7	373.3	—	876.0
Deferred taxes and other current assets	43.1	77.7	43.6	—	164.4
Total current assets	218.9	944.8	1,487.3	(268.4)	2,382.6
Noncurrent assets
Property, plant and equipment, net	13.8	1,006.4	1,527.1	—	2,547.3
Investment in subsidiaries	3,400.6	2,254.8	78.6	(5,734.0)	—
Goodwill	—	966.5	1,237.6	—	2,204.1
Intangibles and other assets, net	259.4	100.5	233.1	—	593.0
Total assets	$3,892.7	$5,273.0	$4,563.7	$(6,002.4)	$7,727.0

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$23.7	$0.2	$259.0	$—	$282.9
Accounts payable	11.2	796.1	644.1	—	1,451.4
Intercompany payables	99.5	(0.1)	168.8	(268.2)	—
Accrued employee costs	24.3	108.2	80.8	—	213.3
Other current liabilities	135.7	71.9	124.4	—	332.0
Total current liabilities	294.4	976.3	1,277.1	(268.2)	2,279.6
Noncurrent liabilities
Long-term debt	2,742.9	0.2	136.3	—	2,879.4
Employee benefit obligations	315.4	466.1	378.0	—	1,159.5
Intercompany long-term notes	(405.3)	218.7	186.6	—	—
Deferred taxes and other liabilities	(88.4)	149.3	104.2	—	165.1
Total liabilities	2,859.0	1,810.6	2,082.2	(268.2)	6,483.6

Common stock	1,171.3	852.2	533.7	(1,385.9)	1,171.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,519.6	3,167.8	1,998.6	(5,166.4)	4,519.6
Accumulated other comprehensive earnings (loss)	(620.1)	(557.6)	(265.3)	822.9	(620.1)
Treasury stock, at cost	(4,037.1)	—	—	—	(4,037.1)
Total Ball Corporation shareholders’ equity	1,033.7	3,462.4	2,271.8	(5,734.2)	1,033.7
Noncontrolling interests	—	—	209.7	—	209.7
Total shareholders’ equity	1,033.7	3,462.4	2,481.5	(5,734.2)	1,243.4
Total liabilities and shareholders’ equity	$3,892.7	$5,273.0	$4,563.7	$(6,002.4)	$7,727.0

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2015
	Ball	Guarantor	Non-Guarantor	Consolidated
($ in millions)	Corporation	Subsidiaries	Subsidiaries	Total

Cash provided by (used in) operating activities	$6.6	$419.5	$170.9	$597.0

Cash flows from investing activities
Capital expenditures	(5.4)	(140.8)	(210.6)	(356.8)
Business acquisitions	—	(29.1)	—	(29.1)
Other, net	5.1	12.7	0.5	18.3
Cash provided by (used in) investing activities	(0.3)	(157.2)	(210.1)	(367.6)

Cash flows from financing activities
Long-term borrowings	2,300.0	—	15.0	2,315.0
Repayments of long-term borrowings	(2,300.5)	—	(107.9)	(2,408.4)
Net change in short-term borrowings	21.1	(7.4)	97.3	111.0
Proceeds from issuances of common stock	26.3	—	—	26.3
Acquisitions of treasury stock	(135.5)	—	—	(135.5)
Common dividends	(54.0)	—	—	(54.0)
Intercompany	176.3	(254.3)	78.0	—
Other, net	(30.1)	(0.9)	(9.2)	(40.2)
Cash provided by (used in) financing activities	3.6	(262.6)	73.2	(185.8)

Effect of exchange rate changes on cash	(7.1)	—	16.5	9.4

Change in cash and cash equivalents	2.8	(0.3)	50.5	53.0
Cash and cash equivalents — beginning of period	1.5	0.4	189.5	191.4
Cash and cash equivalents — end of period	$4.3	$0.1	$240.0	$244.4

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

20.  Subsequent Events

A wholly-owned subsidiary of Ball owns interests in a joint venture company (Latapack-Ball) organized and operating in Brazil. On October 27, 2015, Ball and its joint venture partners announced that they have reached an agreement, pursuant to which Ball’s joint venture partners agreed to exchange all of their interests in Latapack-Ball for a total of 6 million treasury shares of Ball common stock. The actual value of the transaction will be determined based on the company’s stock price at the time of the close of the transaction.  This transaction is subject to certain regulatory approvals and other conditions.

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

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2014. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth. We continue to see the supply of metal beverage packaging exceed demand in China, resulting in significant pricing pressure and negative impacts on the profitability of our metal beverage packaging, Asia, reporting unit.  If it becomes an expectation that this situation will continue for an extended period of time, it may result in a noncash impairment of some or all of the goodwill associated with this reporting unit, totaling $78.3 million at September 30, 2015.  The company’s annual goodwill impairment test completed in the fourth quarter of 2014 indicated the estimated fair value of the metal beverage packaging, Asia, reporting unit exceeded its carrying amount, including goodwill, by approximately 20 percent and no triggering events have occurred during the nine months ended September 30, 2015, that would require an interim impairment test of the goodwill associated with this reporting unit.

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

•                  Aligning ourselves with the right customers and markets by investing capital to meet volume growth for specialty beverage containers throughout our system, which now represents more than a quarter of our global beverage packaging mix, and the introduction of a next generation aluminum bottle-shaping technology in North America for a customer under a long-term arrangement;

•                  Broadening our geographic reach with new investments in a metal beverage manufacturing facilities in Myanmar and Mexico, an extruded aluminum aerosol manufacturing facility in India, as well as the award of a South Korean environmental instrument in our aerospace business; and

•                  Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies and the introduction of a new steel aerosol manufacturing technology starting up in 2015, as well as other technologies to maintain our competitive advantage today and in the future.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Net sales	$2,097.0	$2,238.9	$6,192.4	$6,537.6
Net earnings attributable to Ball Corporation	44.5	147.4	225.6	394.0
Net earnings attributable to Ball Corporation as a % of consolidated net sales	2.1%	6.6%	3.6%	6.0%

Sales in the third quarter and first nine months of 2015 decreased compared to the same periods in 2014 primarily as a result of unfavorable currency exchange effects in Europe and lower metal food container sales volumes in North America, partially offset by higher global beverage container sales volumes. Net earnings in the third quarter of 2015 were unfavorably impacted by higher business consolidation and other activities and unfavorable currency exchange effects, partially offset by lower selling, general and administrative expenses and a lower effective tax rate in 2015. Net earnings in the first nine months of 2015 were unfavorably impacted by higher debt refinancing and other costs, higher business consolidation and other activity costs and unfavorable currency exchange effects, partially offset by a lower effective tax rate in 2015.

Business consolidation and other activities in the third quarter and first nine months included losses of $104.6 million and $36.3 million, respectively, associated with collar and option contracts entered into to reduce exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam, further discussed in Note 16, and was the result of the weakening of the British pound against the U.S. dollar and Euro during the period. These items are detailed in the “Management Performance Measures” section below.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,690.3 million and $5,026.3 million in the third quarter and first nine months of 2015, respectively, compared to $1,807.3 million and $5,266.6 million for the same periods in 2014. These amounts represented 80.6 percent and 81.2 percent of consolidated net sales for the third quarter and first nine months of 2015, respectively, and 80.7 percent and 80.6 percent for the same periods in 2014.

Depreciation and Amortization

Depreciation and amortization expense was $71.9 million and $211.5 million in the third quarter and first nine months of 2015, respectively, compared to $71.3 million and $209.7 million for the same periods in 2014. These amounts represented 3.4 percent of consolidated net sales for both the third quarter and first nine months of 2015, respectively, compared to 3.2 percent for the same periods in 2014.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $106.8 million and $340.5 million in the third quarter and first nine months of 2015, respectively, compared to $123.1 million and $342.2 million for the same periods in 2014. These amounts represented 5.1 percent and 5.5 percent of consolidated net sales for the third quarter and first nine months of 2015, respectively, and 5.5 percent and 5.2 percent for the same periods in 2014. The decrease in SG&A in 2015 compared to 2014 was primarily due to lower incentive compensation costs in 2015, offset by deferred compensation expense related to director retirements in 2015.

Interest and Taxes

Consolidated total interest expense was $58.5 million and $192.9 million in the third quarter and first nine months of 2015, respectively, compared to $40.1 million and $154.0 million for the same periods in 2014. Total interest expense in the third quarter of 2015 included debt refinancing and other costs of $21.0 million for the financial instruments entered into to mitigate currency exchange rate exposure and the financing costs associated with the bridge loan agreement, entered into in February 2015, both in connection with the proposed acquisition of Rexam PLC. Total interest expense in the first nine months of 2015 included debt refinancing and other costs of $85.9 million for (1) the refinancing of the company’s revolving credit facility, (2) the repayments of the Term C loan and the outstanding balance on the existing revolving credit facility, (3) the redemptions of the company’s 6.75 percent and 5.75 percent senior notes, which were due September 2020 and May 2021, respectively, (4) the partial extinguishment of the company’s revolving credit facility and (5) the financial instruments entered into to mitigate currency exchange rate exposure and the financing costs associated with the bridge loan agreement, entered into in February 2015, both in connection with the proposed acquisition of Rexam PLC. Total interest expense in the first nine months of 2014 included $33.1 million for the call premium and the write off of unamortized financing costs and issuance premiums related to the tender of Ball’s 7.375 percent senior notes due September 2019. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average monthly borrowings, was 4.8 percent and 4.3 percent in the third quarter and first nine months of 2015, respectively, compared to 5.0 percent and 4.8 percent for the same periods in 2014.

The effective income tax rate for earnings from continuing operations was 16.9 percent for the first nine months of 2015 compared to 25.5 percent for the first nine months of 2014. The lower tax rate in 2015 was primarily due to business consolidation costs incurred in the U.S., and the increased impact of favorable nonrecurring discrete tax items on the 2015 effective tax rate. The full-year 2015 effective income tax rate is expected to be approximately 17 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Net sales	$1,072.3	$1,079.6	$3,226.9	$3,207.3

Segment earnings	$131.9	$133.7	$383.4	$400.8
Business consolidation and other activities (a)	(21.2)	(0.1)	(23.8)	1.7
Total segment earnings	$110.7	$133.6	$359.6	$402.5

Segment earnings before business consolidation costs as a % of segment net sales	12.3%	12.4%	11.9%	12.5%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and China, which manufacture aluminum containers used in beverage packaging.

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

Segment sales in the third quarter and first nine months of 2015 were $7.3 million lower and $19.6 million higher, respectively, compared to the same periods in 2014. Third quarter sales were decreased due to unfavorable sales mix in Brazil as well as lower pricing and volumes in China, offset by higher volumes in Brazil and higher specialty container sales volumes in the segment. The increase in the first nine months was primarily due to favorable price/mix in North America and higher sales volumes in Brazil and China, which were offset by unfavorable pricing in Brazil and China as well as lower sales volumes in North America.

Segment earnings in the third quarter and first nine months of 2015 were $1.8 million and $17.4 million lower compared to the same periods in 2014, respectively. The decrease in the third quarter was primarily due to higher local costs and price/mix in Brazil, offset by higher specialty container sales in the segment. The decrease in the first nine months was primarily due to production curtailments in Brazil in the first half of 2015, lower pricing in China and lower standard 12-ounce container sales volumes in North America, partially offset by higher specialty container sales in the segment.

Metal Beverage Packaging, Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Net sales	$450.1	$489.2	$1,310.3	$1,497.8

Segment earnings	$61.1	$63.8	$149.6	$193.0
Business consolidation and other activities (a)	(1.3)	(4.3)	(8.6)	(6.6)
Total segment earnings	$59.8	$59.5	$141.0	$186.4

Segment earnings before business consolidation costs as a % of segment net sales	13.6%	13.0%	11.4%	12.9%

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

In April 2015, we announced the investment in an end module in our Lublin, Poland, facility to serve growing demand for beverage ends in central and eastern Europe. The new end module began production during the second quarter of 2015.

Segment sales in the third quarter and first nine months of 2015 were $39.1 million and $187.5 million lower compared to the same periods in 2014, respectively. The decrease in the third quarter and first nine months was due to unfavorable currency translation of $89 million and $288 million, respectively, partially offset by favorable mix and sales volumes.

Segment earnings in the third quarter and first nine months of 2015 were $2.7 million and $43.4 million lower compared to the same periods in 2014, respectively. The decrease in the third quarter earnings was due primarily to unfavorable currency exchange effects and unfavorable manufacturing performance, partially offset by higher sales volumes. The decrease in the first nine months was due primarily to unfavorable currency exchange effects of $45 million and unfavorable manufacturing performance, partially offset by higher sales volumes.

Metal Food and Household Products Packaging

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Net sales	$372.0	$450.6	$1,012.3	$1,159.4

Segment earnings	$30.6	$43.0	$89.5	$119.1
Business consolidation and other activities (a)	(0.1)	(4.5)	(1.0)	(11.6)
Total segment earnings	$30.5	$38.5	$88.5	$107.5

Segment earnings before business consolidation costs as a % of segment net sales	8.2%	9.5%	8.8%	10.3%

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

During August 2014, we announced the installation of a new extruded aluminum aerosol can line in our DeForest, Wisconsin, facility, which began production during the first quarter of 2015. Additionally, in October 2014, we announced the construction of a new extruded aluminum aerosol can manufacturing facility in India, which began production in October 2015. In February 2015, we announced the introduction of a new steel aerosol container manufacturing technology in Chestnut Hill, Tennessee, which is expected to start up in the fourth quarter of 2015.

Segment sales in the third quarter and first nine months of 2015 were $78.6 million and $147.1 million lower, respectively, compared to the same periods in 2014. The decrease in the third quarter was due primarily to lower metal food container sales volumes of $78 million mainly related to a customer shift effective January 2015. The decrease for the first nine months was due primarily to lower metal food container sales volumes of $190 million, mainly related to a customer shift effective January 2015 and unfavorable currency exchange effects of $29 million, partially offset by favorable product mix of $72 million.

Segment earnings in the third quarter and first nine months of 2015 were $12.4 million and $29.6 million lower, respectively, compared to the same periods in 2014. The decrease in the third quarter and first nine months was due primarily to lower sales volumes of $25 million and $60 million, respectively, and unfavorable currency exchange effects, partially offset by improved manufacturing performance and other cost-out measures.

Aerospace and Technologies

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Net sales	$203.4	$221.7	$648.4	$683.5

Segment earnings	$21.4	$21.2	$60.9	$70.1
Business consolidation and other activities (a)	—	—	0.7	—
Total segment earnings	$21.4	$21.2	$61.6	$70.1

Segment earnings before business consolidation costs as a % of segment net sales	10.5%	9.6%	9.4%	10.3%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the third quarter and first nine months of 2015 were $18.3 million and $35.1 million lower, respectively, compared to the same periods in 2014, primarily due to lower sales from U.S. national defense contracts and commercial space contracts due to program and contract completions. Segment earnings in the third quarter and first nine months of 2015 were $0.2 million higher and $9.2 million lower, respectively, primarily as a result of the aforementioned lower sales, favorable program performance in 2014 from program and contract completions and increased recovery of pension costs in 2014.

The aerospace and technologies sales contract mix in the first nine months of 2015 consisted of 56 percent cost-type contracts, which are billed at our costs plus, agreed upon and/or earned profit component, and 42 percent fixed-price contracts. The remainder represents time and material contracts, which typically provide for the sale of engineering labor at fixed hourly rates. Contracted backlog was $638 million at September 30, 2015, compared to $765 million at December 31, 2014. The backlog at September 30, 2015, consisted of 53 percent fixed-price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

The transaction is currently undergoing a regulatory review process by the Federal Trade Commission (FTC), the European Commission (EC) and Brazil’s Council for Economic Defence (CADE). The company and Rexam continue to work with the FTC, EC and CADE to obtain the regulatory clearances required to close the transaction.

A wholly-owned subsidiary of Ball owns interests in a joint venture company (Latapack-Ball) organized and operating in Brazil. On October 27, 2015, Ball and its joint venture partners announced that they have reached an agreement, pursuant to which Ball’s joint venture partners agreed to exchange all of their interests in Latapack-Ball for a total of 6 million treasury shares of Ball common stock. The actual value of the transaction will be determined based on the company’s stock price at the time of the close of the transaction.  This transaction is subject to certain regulatory approvals and other conditions.

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

Currency Exchange Rate and Interest Rate Risks

During the first nine months of 2015, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £2.3 billion ($3.4 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

Also during the first nine months of 2015, the company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At September 30, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $250 million and €1,750 million. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. Subsequent to the third quarter of 2015, the company entered into additional interest rate swap contracts to hedge against rising U.S. interest rates with aggregate notional amounts of approximately $100 million. These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap and option contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense. The loss included in debt refinancing and other costs during the first nine months of 2015 associated with these contracts was $10 million.

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

	Nine Months Ended September 30,
($ in millions)	2015	2014

Cash flows provided by (used in) operating activities	$597.0	$650.0
Cash flows provided by (used in) investing activities	(367.6)	(238.9)
Cash flows provided by (used in) financing activities	(185.8)	(633.3)

Cash flows from operations in the first nine months of 2015 were lower compared to the first nine months of 2014 due to lower earnings and higher days sales receivables outstanding, offset by lower pension funding, lower inventory days on hand and higher days payable outstanding. Inventory days on hand (annualized) decreased from 49 days to 46 days, days payable outstanding (annualized) increased from 63 days to 76 days and days sales outstanding (annualized) increased from 39 days to 43 days. The higher days payable outstanding was primarily due to the negotiation of longer payment terms with suppliers.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the receivable, without recourse to Ball, and had combined limits of approximately $605 million at September 30, 2015. A total of $489.6 million and $197.6 million were sold under these programs as of September 30, 2015, and December 31, 2014, respectively.

Contributions to the company’s defined benefit plans, not including the unfunded German plans, are expected to be insignificant in 2015. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $13.7 million in the first nine months of 2015 and are expected to be approximately $19 million for the full year.

We expect 2015 capital expenditures for property, plant and equipment to be approximately $500 million, and approximately $130 million was contractually committed as of September 30, 2015. Capital expenditures are expected to be funded by cash flows from operations.

During the first nine months of 2015, the company entered into collar and option contracts to reduce exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam. The amount of the gain or loss ultimately realized on these contracts and the resulting cash settlement is expected to be offset by the changes in the amount of cash consideration paid to acquire Rexam.

As of September 30, 2015, approximately $240 million of our cash was held outside of the U.S. Except for approximately $68 million of cash held by our Brazilian joint venture, there are no legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. Cash repatriation from the company’s Brazilian joint venture is restricted to the amount of dividends paid by the joint venture of earnings in excess of required legal reserves, which are typically declared and paid twice a year. The company believes its U.S. operating cash flows; the $2.2 billion available under the company’s long-term, revolving credit facility; the $352 million available under other U.S.-based uncommitted short-term credit facilities; availability under U.S.-based committed and uncommitted accounts receivable factoring programs; and availability under the U.S.-based accounts receivable securitization program will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund the U.S. cash requirements.

Share Repurchases

Our share repurchases, net of issuances, totaled $109.2 million in the first nine months of 2015 compared to $307.8 million in the first nine months of 2014. The repurchases in both years were completed using cash on hand and available borrowings and included purchases under our ongoing share repurchase program. The first nine months of 2014 also included accelerated share repurchase agreements.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until February 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt was $3.2 billion at both September 30, 2015 and December 31, 2014.

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

During the first nine months of 2015, we recorded charges of $55.8 million for the call premiums and write-offs of unamortized deferred financing costs associated with the redemption of the 2020 and 2021 senior notes. The company also recorded charges of $1.7 million for the write off of unamortized deferred financing costs associated with the refinancing of the revolving credit facility and repayment of the Term C loan. These charges are included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statements of earnings.

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

At September 30, 2015, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $2.2 billion was available under the company’s long-term, revolving credit facility, which is available until February 2018. In addition to these facilities, the company had approximately $764 million of short-term uncommitted credit facilities available at September 30, 2015, of which $88.5 million was outstanding and due on demand. Of the amounts available under the credit facilities described above, approximately $1.4 billion has been committed in the proposed acquisition of Rexam to repay certain of Rexam’s debt obligations and to settle Rexam’s outstanding derivatives. At December 31, 2014, the company had $10.1 million outstanding under short-term uncommitted credit facilities.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, totaling $140.0 million and $110.0 million at September 30, 2015 and December 31, 2014, respectively. This agreement, which has been amended and extended from time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The company’s bank credit agreement debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 4.00.  The company was in compliance with all loan agreements and debt covenants at September 30, 2015, and December 31, 2014, and has met all debt payment obligations. Additional details about our debt and receivables sales agreements are available in Note 11 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014

Earnings before taxes, as reported	$17.6	$187.9	$282.9	$547.3
Total interest expense	58.5	40.1	192.9	154.0
Earnings before interest and taxes (EBIT)	76.1	228.0	475.8	701.3
Business consolidation and other activities	151.9	9.2	138.3	17.8
Comparable EBIT	$228.0	$237.2	$614.1	$719.1

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio for the 12 months ended September 30, 2015, are summarized below:

($ in millions, except ratios)

Earnings before taxes, as reported	$381.2
Add total interest expense	231.9
Earnings before interest and taxes (EBIT)	613.1
Add business consolidation and other activities	201.0
Comparable EBIT	814.1
Add depreciation and amortization	282.7
Comparable EBITDA	$1,096.8

Interest expense, excluding debt refinancing and other costs	$(146.0)

Total debt at September 30, 2015	$3,162.3
Less cash and cash equivalents	(244.4)
Net debt	$2,917.9

Comparable EBIT/Interest expense	5.6x
Net debt/Comparable EBITDA	2.7x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2015	2014	2015	2014

Net earnings attributable to Ball Corporation, as reported	$44.5	$147.4	$225.6	$394.0
Business consolidation and other activities, net of tax	97.2	9.4	94.8	20.2
Debt refinancing and other costs, net of tax	13.2	—	56.7	20.6
Comparable Net Earnings	$154.9	$156.8	$377.1	$434.8

Per diluted share, as reported	$0.32	$1.04	$1.60	$2.76
Per diluted share, comparable basis	$1.10	$1.10	$2.67	$3.04

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

During the first nine months of 2015, the company entered into derivative financial instruments that reduced its exposure to currency exchange rates risks in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at September 30, 2015, a 10 percent decrease in value of the British pound against the U.S. dollar and the Euro would result in an unrealized pre-tax loss of approximately $170 million and a 10 percent strengthening of the British pound compared to the U.S. dollar and the Euro would result in an unrealized pre-tax gain of approximately $210 million. Exposure to currency exchange effects associated with these derivatives will be offset by changes in the ultimate purchase price of Rexam. Actual changes in market prices or rates may differ from hypothetical changes.

In addition, the company entered into derivative financial instruments to minimize its exposure to interest rate changes associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at September 30, 2015, a 100-basis point decrease in interest rates could result in an estimated $69 million reduction, in net earnings over a one-year period. Actual results may vary based on actual changes in the market prices and rates and the timing of these changes.

Item 4.         CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first nine months of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.         OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended September 30, 2015, except as discussed in Note 17 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K (annual report). The existing goodwill impairment risk factor is updated below. In addition, risk factors in addition to those in the company’s annual report related to the announced, proposed acquisition of Rexam include the following:

Net earnings and net worth could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2014. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth. We continue to see the supply of metal beverage packaging exceed demand in China, resulting in significant pricing pressure and negative impacts on the profitability of our metal beverage packaging, Asia, reporting unit.  If it becomes an expectation that this situation will continue for an extended period of time, it may result in a noncash impairment of some or all of the goodwill associated with this reporting unit, totaling $78.3 million at September 30, 2015.  The company’s annual goodwill impairment test completed in the fourth quarter of 2014 indicated the estimated fair value of the metal beverage packaging, Asia, reporting unit exceeded its carrying amount, including goodwill, by approximately 20 percent and no triggering events have occurred during the nine months ended September 30, 2015, that would require an interim impairment test of the goodwill associated with this reporting unit.

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

Item 2.         Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 30, 2015.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 31, 2015	—	$—	—	13,957,937
August 1 to August 31, 2015	1,123,008	66.30	1,123,008	12,834,929
September 1 to September 30, 2015	878,774	65.69	878,774	11,956,155
Total	2,001,782	66.03	2,001,782

(a)         Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.

(b)         The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.                     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2015.

Item 4.                     Mine Safety Disclosures

Not applicable.

Item 5.                     Other Information

There were no events required to be reported under Item 5 for the quarter ended September 30, 2015.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	October 30, 2015

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

EXHIBIT INDEX

Description	Exhibit

Bylaws of Ball Corporation as amended, (Filed herewith.)	EX-3(ii)

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation (Filed herewith.)	EX-31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31.2

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Filed herewith.)

EX-101