Form 10-K
period 2015-12-31
BALL CORP
filed 2016-02-16
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-07349

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $9.7 billion based upon the closing market price and common shares outstanding as of June 30, 2015.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 12, 2016

Common Stock, without par value	141,713,478 shares
Preferred Stock Purchase Right	70,856,739 rights

DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy statement to be filed with the Commission within 120 days after December 31, 2015, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2015

PART I

Item 1.         Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace and technologies segment. In 2015, our total consolidated net sales were $8.0 billion. Our packaging businesses were responsible for 90 percent of our net sales, with the remaining 10 percent contributed by our aerospace business.

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

Recent Developments

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 new shares of the company. The transaction valued Rexam at 610 pence per share based on the company’s 90-day volume weighted average stock price as of February 17, 2015, and an exchange rate of US $1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion).

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses. In December 2015, the company issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023. Pursuant to the terms of the unsecured bridge loan agreement, the company deposited the net proceeds from the issuance of such notes into an escrow account (from which proceeds would be released, subject to certain conditions, to pay a portion of the cash consideration payable to Rexam shareholders and related fees and expenses), which reduced the commitments under the unsecured bridge loan agreement availability to £1.9 billion. This reduction in the unsecured bridge loan resulted in the write-off of $10.7 million of related deferred financing costs. See Note 13 for further details related to these transactions.

On February 19, 2015, the company entered into a new $3 billion revolving credit facility to replace the existing approximate $1 billion bank credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.  In June 2015, during a subsequent debt offering, the company issued $1 billion of 5.25 percent senior notes due in July 2025, thereby reducing the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. See Note 13 for further details related to these transactions.

In addition, on February 19, 2015, the company announced the redemption of all of the outstanding 6.75 percent senior notes due in September 2020 and all of the 5.75 percent senior notes due in May 2021, each in the amount of $500 million. The redemption of these bonds occurred in March 2015, and resulted in a pre-tax charge of $55.8 million, composed of the redemption premiums and the write-offs of related debt financing costs in debt refinancing and other costs.

Ball owned interests in a joint venture company (Latapack-Ball) organized and operating in Brazil. During October and November 2015, Ball and its joint venture partners reached an agreement to exchange all of their interests in Latapack-Ball for a total of approximately 5.7 million treasury shares of Ball common stock and $17.4 million of cash. The acquisition of the noncontrolling interests in the joint venture was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball.

Ball currently expects to complete the Rexam acquisition during the first half of 2016, subject to final regulatory approval by the European Commission (EC), Brazil’s Council for Economic Defence (CADE) and the Federal Trade Commission (FTC), the completion of the Rexam acquisition divestitures required by the regulators and other customary closing conditions; however, there can be no assurances that the Rexam acquisition or the Rexam acquisition divestitures will be completed by such time, or on the terms described herein, or at all. The EC and Brazil’s CADE have provided conditional clearance of the proposed acquisition, subject to their approval of the proposed buyer of the divested assets and other customary regulatory processes.

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

Metal Beverage Packaging, Americas and Asia, Segment

Metal beverage packaging, Americas and Asia, is Ball’s largest segment, accounting for 53 percent of consolidated net sales in 2015. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Americas

Metal beverage containers and ends are produced at 15 manufacturing facilities in the U.S., one in Canada, one in Mexico and four in Brazil. Ends are produced within three of the U.S. facilities, including one facility that manufactures only ends, one facility in Mexico, and one facility in Brazil. Additionally, Rocky Mountain Metal Container, LLC, a 50-percent owned joint venture owned by Ball and MillerCoors LLC, operates metal beverage container and end manufacturing facilities in Golden, Colorado.

The North American metal beverage container manufacturing industry is relatively mature, and industry volumes for certain types of containers have declined over the past several years. Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases in its existing facilities to meet market demand. A meaningful portion of the industry-wide reduction in demand for standard 12-ounce aluminum cans for the carbonated soft drink market is being offset with the growing demand for specialty container volumes from new and existing customers. In February 2015, we announced the introduction of a next-generation aluminum bottle-shaping technology in our Conroe, Texas, facility for a customer under a long-term arrangement that began production in the second quarter of 2015.  In April 2015, we announced the construction of a beverage can and end manufacturing facility in Monterrey, Mexico, which began production in January 2016.

According to publicly available information and company estimates, the combined Americas metal beverage container industry represents approximately 126 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S. and Canada and three companies manufacture substantially all such containers in Brazil. Three of these producers and one other independent producer also manufacture metal beverage containers in Mexico. Ball produced approximately 40 billion recyclable aluminum beverage containers in the Americas in 2015 — about 34 percent of the aggregate production in these markets. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September while in Brazil, sales volumes tend to be highest from September through December. All of the beverage containers produced by Ball in the U.S., Canada, Mexico and Brazil are made of aluminum, as are almost all beverage containers produced by our competitors in those countries. In the Americas, five suppliers provide virtually all our aluminum can and end sheet requirements.

Metal beverage containers are sold based on price, quality, service, innovation and sustainability in a highly competitive market, which is relatively capital intensive and characterized by facilities that run more or less continuously in order to operate profitably. In addition, the metal beverage container competes aggressively with other packaging materials which include meaningful industry positions by the glass bottle in the packaged beer industry and the polyethylene terephthalate (PET) bottle in the carbonated soft drink and water industries.

We believe we have limited our exposure related to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

In order to better align our manufacturing footprint to meet the needs of our customers, in July 2015, the company announced the closure of its Bristol, Virginia, metal beverage packaging end-making facility. The facility is expected to cease production in the second quarter of 2016. The Bristol facility produces metal beverage ends in a variety of sizes and its capacity will be transitioned to existing North American Ball end-making facilities.

Asia

The metal beverage container market in the People’s Republic of China (PRC) is approximately 36 billion containers, of which Ball’s operations represented an estimated 18 percent in 2015. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC with four other manufacturers accounting for an estimated 75 percent of the production. Our operations include the manufacture of aluminum containers and ends in four facilities in the PRC. Our aluminum can and end sheet requirements are provided by several suppliers.

During the first quarter of 2014, the company sold its plastic motor oil container and pail manufacturing business in the PRC. Further details are available in Note 5 to the consolidated financial statements within Item 8 of this annual report. Additionally, in May 2014, we announced the expansion of our Asian operations with the construction of a new one-line beverage can manufacturing facility in Myanmar, which is expected to begin production in the second quarter of 2016.

Additionally Ball operates an equity joint venture in Vietnam with Thai Beverage Can Limited. The joint venture is a leading manufacturer of two-piece aluminum cans and ends for beverages.

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

The metal beverage packaging, Europe, segment, which accounted for 21 percent of Ball’s consolidated net sales in 2015, supplies two-piece metal beverage containers and ends for producers of carbonated soft drinks, beer, energy drinks and other beverages. Our European operations consist of 13 facilities — 10 beverage container facilities and three beverage end facilities — of which four are located in Germany, three in the United Kingdom, two in France, two in Poland and one each in the Netherlands and Serbia. In addition, Ball is currently renting space on the premises of a supplier in Haslach, Germany, in order to produce the Ball Resealable End. The European beverage facilities produced approximately 19 billion metal beverage containers in 2015, with approximately 67 percent of those being produced from aluminum and 33 percent from steel. Seven of the beverage container facilities use aluminum and three use steel. During August 2014, we announced the expansion of our beverage can manufacturing facility in Oss, the Netherlands, with the construction of a new line for aluminum beverage containers and a new warehouse. The new line began commercial production in the second quarter of 2015.

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

European raw material supply contracts are generally for a period of one year, although Ball has negotiated some longer term agreements. In Europe three aluminum suppliers and two steel suppliers provide 97 percent of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of the European operations are non-U.S. dollars. The company generally tries to minimize the resulting exchange rate risk using derivative and supply contracts in local currencies. Purchase and sales contracts generally include fixed-price, floating or pass-through aluminum ingot component pricing arrangements.

Metal Food and Household Products Packaging Segment

The metal food and household products packaging segment accounted for 16 percent of consolidated net sales in 2015. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol, paint and general line and decorative specialty containers, as well as extruded aluminum aerosol and beverage containers and aluminum slugs. There are a total of 13 facilities in the U.S., four in Europe, one in Canada, one in Mexico and one in India that produce these products. In addition, the company manufactures and sells steel aerosol containers in two facilities in Argentina.

During August 2014, we announced the installation of a new extruded aluminum aerosol container line in our DeForest, Wisconsin, facility, which began production in the first quarter of 2015. Additionally, in October 2014, we announced the construction of a new extruded aluminum aerosol container manufacturing facility in India, which began production in October 2015. In February 2015, we announced the introduction of a new steel aerosol container manufacturing technology in Chestnut Hill, Tennessee, which began production in the fourth quarter of 2015. Also in February 2015, we completed the acquisition of Sonoco’s metal end and closure facilities in Canton, Ohio.

Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2015 shipments of approximately 3 billion steel food containers to be approximately 12 percent of total U.S. and Canadian metal food container shipments. We estimate our steel aerosol business accounts for approximately 35 percent of total annual U.S. and Canadian steel aerosol shipments. In the U.S. and Canada, we are the leading supplier of aluminum slugs used in the production of extruded aluminum aerosol containers and estimate our percentage of the total industry shipments to be approximately 92 percent. We estimate our extruded aluminum aerosol business accounts for approximately 19 percent of total annual U.S. and Canadian extruded aluminum aerosol shipments. Ball’s European aluminum aerosol shipments represented approximately 21 percent of total European industry shipments in 2015.

Competitors in the metal food container product line include two national and a small number of regional suppliers and self-manufacturers. Several producers in Mexico also manufacture steel food containers. Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Steel containers also compete with other packaging materials in the food and household products industry including glass, aluminum, plastic, paper and pouches. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. In North America, two steel suppliers provide approximately 54 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs.

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

Aerospace and Technologies Segment

Ball’s aerospace and technologies segment, which accounted for 10 percent of consolidated net sales in 2015, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace and technologies business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 96 percent of segment sales in 2015.

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

Other hardware activities include target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and associated sensor cooling devices; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors. Additionally, the aerospace and technologies segment provides diversified technical services and products to government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space system needs.

Backlog in the aerospace and technologies segment was $617 million and $765 million at December 31, 2015 and 2014, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2015 backlog includes $442 million expected to be recognized in revenues during 2016, with the remainder expected to be recognized in revenues in the years thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $274 million and $410 million at December 31, 2015 and 2014, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Because metal recycling saves resources and uses up to 20 times less energy than primary metal production, the biggest opportunity to further minimize the environmental impacts of metal packaging is to increase recycling rates. Aluminum and steel are infinitely recyclable materials. They also have the highest scrap value of all commonly used packaging substrates, contributing to the fact that metal cans are the most recycled food and beverage containers in the world. In some of Ball’s markets such as Brazil, China and several European countries, recycling rates for beverage cans are at or above 90 percent. The most recently available recycling rates in the U.S. are 67 percent for aluminum beverage cans in 2014 and 70 percent for steel containers in 2013. The most recently available recycling rates in Europe are approximately 71 percent for aluminum beverage containers and 75 percent for steel packaging in 2013.

In several of Ball’s markets we help establish and financially support recycling initiatives. Educating consumers about the benefits of recycling aluminum and steel containers and collaborating with industry partners to create effective collection and recycling systems contribute to increased recycling rates. For more details about programs we support, please visit www.ball.com/recycling.

Employee Relations

At the end of 2015, the company and its subsidiaries employed approximately 15,200 employees: 7,900 employees in the U.S. and 7,300 in other countries. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics booklet; and Ball Corporation Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance Committee charters. These documents are set forth on the company’s website at www.ball.com/investors, under the link “Corporate Governance”. A copy may also be obtained upon request from the company’s corporate secretary. The company’s sustainability report and updates on Ball’s progress are available at www.ball.com/sustainability.

The company intends to post on its website the nature of any amendments to the company’s codes of ethics that apply to executive officers and directors, including the chief executive officer, chief financial officer and controller, and the nature of any waiver or implied waiver from any code of ethics granted by the company to any executive officer or director. These postings will appear on the company’s website at www.ball.com/investors, under the link “Corporate Governance”.

Item 1A.  Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks related to the proposed acquisition of Rexam

The announced, proposed acquisition of Rexam is subject to various closing conditions, including governmental and regulatory approvals, and approval by Rexam’s shareholders, as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.  Failure to consummate the proposed acquisition could negatively impact our stock price and our future business and financial results.

The consummation of the announced, proposed acquisition of Rexam is subject to certain customary conditions. A number of the remaining conditions are not within the company’s or Rexam’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the acquisition. These conditions include, among other things: (i) the approval of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act by the holders of at least a majority in number representing at least 75 percent of the issued share capital of Rexam present at a shareholder meeting, approval of related resolutions by at least a 75 percent majority of the issued capital of Rexam present at a further shareholder meeting (excluding shares held by the company, if any) and the sanction of the High Court of England and Wales, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the expiration or termination of the applicable waiting periods under the antitrust laws of several other jurisdictions, including the European Union and Brazil, and obtaining associated approvals and clearances and (iii) the absence of a material adverse effect on Rexam and certain other actions related to Rexam as described in the UK offer announcement.

Under the U.K. City Code on Takeovers and Mergers, which we refer to as the Takeover Code, we may in certain cases invoke a condition to the acquisition to cause the acquisition not to proceed only if the U.K. Panel on Takeovers and Mergers, which we refer to as the Panel, is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to the company in the context of the acquisition. Because of this Panel consent requirement, the conditions, including as to the absence of a material adverse change affecting Rexam, may provide us less protection than the customary conditions in an offer for a U.S. domestic company.

The company cannot predict with certainty whether and when any of the remaining required conditions will be satisfied or if another uncertainty may arise. If the proposed acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs that delays or prevents the acquisition, such delay or failure to complete the acquisition and the acquisition process may cause uncertainty or other negative consequences that may materially and adversely affect the company’s business, financial condition and results of operations and, to the extent that the current price of the company’s common stock reflects an assumption that the acquisition will be completed, the price per share for the company’s common stock could be negatively impacted.

We may not realize all of the anticipated benefits of the proposed acquisition of Rexam, or those benefits may take longer to realize than expected.  We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the proposed acquisition of Rexam will depend, to a large extent, on our ability to integrate our business with Rexam’s business. Combining two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of the company and Rexam. The integration process may disrupt the combined business and, if implemented ineffectively, could preclude the realization of the full benefits of the acquisition that are currently expected. Our failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the proposed acquisition could cause an interruption of, or a loss of momentum in, the activities of the company and could adversely affect the company’s results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The possible difficulties of combining the operations of the companies also include, among others:

•                  difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our business with that of Rexam;

•                  the loss of key personnel as a result of potentially significant divestitures required in connection with obtaining regulatory clearances;

•                  difficulties in integrating operations, business practices and systems;

•                  difficulties in assimilating employees;

•                  difficulties in managing the expanded operations of a significantly larger and more complex combined company;

•                  challenges in retaining existing customers and suppliers;

•                  challenges in obtaining new customers and suppliers;

•                  potential unknown liabilities and unforeseen increased expenses associated with the proposed acquisition; and

•                  challenges in retaining and attracting key personnel.

Many of these factors are or will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the company. In addition, even if the operations of the businesses of the company and Rexam are integrated successfully, we may not realize the full benefits of the proposed acquisition, including the synergies, cost savings or sales or growth opportunities that we expect, or the full benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of the company and Rexam. All of these factors could adversely affect the earnings of the company, decrease or delay the expected accretive effect of the proposed acquisition, or negatively impact the price of the company’s common stock. As a result, we cannot assure that the combination of the company and Rexam’s businesses will result in the realization of the full benefits anticipated from the proposed acquisition.

In order to close the proposed acquisition, we will need to incur a significant level of debt that could have important consequences for our business and any investment in our securities.

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses. In December 2015, the company issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023. Pursuant to the terms of the unsecured bridge loan agreement, the company deposited the net proceeds from the issuance of such notes into escrow accounts (from which proceeds would be released, subject to certain conditions, to pay a portion of the cash consideration payable to Rexam shareholders and related fees and expenses), which reduced the commitments under the unsecured bridge loan agreement to £1.9 billion. If the company borrows under the bridge loan agreement, or otherwise draws upon or incurs indebtedness of this level to close the acquisition, such indebtedness could have significant consequences for our business and any investment in our securities, including:

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

•                  restricting us from making strategic acquisitions or causing us to make nonstrategic divestitures;

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

If the proposed acquisition of Rexam is not completed, we may, under certain circumstances, be obligated to pay a break payment to Rexam of seven percent of the total consideration contemplated to be paid in connection with the proposed acquisition.

If the proposed acquisition of Rexam is not consummated by August 19, 2016 (unless extended by mutual agreement) because certain regulatory approvals that are conditions to the acquisition have not been obtained (or waived by the company), the company would be required to pay Rexam a break payment of seven percent of the total consideration contemplated to be paid in connection with the proposed acquisition. Any break payment that the company may be required to pay may require the company to use available cash that would have otherwise been available for general corporate purposes and other matters. For these and other reasons, a failed acquisition could materially and adversely affect the company’s business, financial condition and results of operations and the price per share of the company’s common stock.

In order to obtain regulatory clearance for the proposed acquisition of Rexam, we expect to be required to commit to and effect significant divestitures which could negatively impact our ability to realize the anticipated benefits of the proposed acquisition of Rexam or otherwise have a material adverse effect on us.

In connection with satisfying requirements under the antitrust laws of the United States and several other jurisdictions, including the European Union and Brazil, and obtaining associated approvals and clearances, we expect to be required to commit to significant divestitures. The terms of the recommended offer as set forth in the UK offer announcement and the co-operation agreement require us to consummate the proposed acquisition of Rexam even if certain regulators require significant divestitures that would not be accepted as sufficiently material to the company in the context of the proposed acquisition of Rexam to permit the offer to lapse. In addition, the relevant regulatory authorities may determine that in order to close the Rexam acquisition, the company must commit to divestitures at a level in excess of the amount that would allow the company to permit the offer to lapse, but the company may nonetheless decide to complete the proposed acquisition. As a result of any required divestitures and the risks related to the divestiture process, we may not realize all or a significant portion of the anticipated benefits of the proposed Rexam acquisition, including anticipated synergies, and the company may otherwise suffer other negative consequences that may materially and adversely affect the company’s business, financial condition and results of operations and, to the extent that the current price of the company’s common stock reflects an assumption that the anticipated benefits of the proposed acquisition will be realized, the price per share for the company’s common stock could be negatively impacted.

Shareholders in the combined consolidated company will be more exposed to currency exchange rate fluctuations as, following completion of the acquisition, there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.

As a result of the acquisition of Rexam, the financial results of the combined company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in non-U.S. dollar currencies. The combined company will present its financial statements in U.S. dollars and will have a significant proportion of net assets and income in non-U.S. dollar currencies, primarily the euro, as well as pounds sterling and a range of emerging market currencies. The combined company’s financial results and capital ratios will therefore be sensitive to movements in foreign exchange rates. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on the combined company’s financial results.

The Takeover Code restricts our ability to cause Rexam to consummate the acquisition and limits the relief Ball may obtain in the event Rexam’s Board of Directors withdraws its support for the acquisition.

The Takeover Code limits the contractual commitments that may be obtained from Rexam to take actions in furtherance of the acquisition, and Rexam’s board of directors may, if its fiduciary and other directors’ duties so require, withdraw its recommendation in support for the acquisition, and withdraw the scheme of arrangement, at any time prior to the scheme of arrangement becoming effective. The Takeover Code does not permit Rexam to pay any break fee to the company if it does so, nor can it be subject to any restrictions on soliciting or negotiating other offers or transactions involving Rexam other than the restrictions that arise under the Takeover Code against undertaking actions or entering into agreements which might frustrate the company’s takeover offer for Rexam.

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

For the year ended December 31, 2015, 74 percent of our consolidated net sales were from the sale of metal beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of metal beverage containers. Our business would suffer if the use of metal beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, the demand for aluminum and steel containers does not develop as expected or declines in consumption of carbonated soft drinks in North America continue, our business, financial condition or results of operations could be materially adversely affected.

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

We derived approximately 41 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2015. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

We purchase aluminum, steel and other raw materials and packaging supplies from several sources. While all such materials are available from independent suppliers, raw materials are subject to fluctuations in price and availability attributable to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials and the availability of complementary and substitute materials. Although we enter into commodities purchase agreements from time to time and sometimes use derivative instruments to seek to manage our risk, we cannot ensure that our current suppliers of raw materials will be able to supply us with sufficient quantities at reasonable prices. Economic and financial factors could impact our suppliers, thereby causing supply shortages. Increases in raw material costs could have a material adverse effect on our business, financial condition or results of operations. In the Americas, Europe and Asia, some contracts do not allow us to pass along increased raw material costs and we generally use derivative agreements to seek to manage this risk. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Due to the fixed-price contracts and derivative activities, while increasing raw material costs may not impact our near-term profitability, increased prices could decrease our sales volume over time.

Prolonged work stoppages at facilities with union employees could jeopardize our financial position.

As of December 31, 2015, approximately 27 percent of our North American packaging facility employees and approximately 63 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

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

Our aerospace business operates in a highly regulated environment and is routinely audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Business systems that are subject to review under the DoD Federal Acquisition Regulation Supplement (DFARS) are purchasing, estimating, material management and accounting, as well as property and earned value management. Any costs ultimately found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions or suspension or debarment from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. If such actions were to result in suspension or debarment, this could have a material adverse effect on our business.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to some of the raw materials, such as epoxy-based coatings utilized in our container making process. Epoxy-based coatings may contain Bisphenol-A (BPA). Scientific evidence evaluated by regulatory agencies in the United States, Canada, Europe, Japan, Australia and New Zealand has consistently shown these coatings to be safe for food contact at current levels, and these regulatory agencies have stated that human exposure to BPA from epoxy-based container coatings is well below safe exposure limits set by government bodies worldwide. A significant change in these regulatory agency statements, adverse information concerning BPA, or rulings made within certain federal, state, provincial and local jurisdictions could have a material adverse effect on our business, financial condition or results of operations.  Ball recognizes that significant interest exists in non-epoxy based coatings, and we have been proactively working with coatings suppliers and our customers to evaluate alternatives to current coatings.

Net earnings and net worth could be materially affected by an impairment of goodwill.

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2015. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth. We continue to see the industry supply of metal beverage packaging exceed demand in China, resulting in significant pricing pressure and negative impacts on the profitability of our metal beverage packaging, Asia, reporting unit. If it becomes an expectation that this situation will continue for an extended period of time, it may result in a noncash impairment of some or all of the goodwill associated with this reporting unit, totaling $78.3 million at December 31, 2015. The company’s annual goodwill impairment test completed in the fourth quarter of 2015 indicated the estimated fair value of the metal beverage packaging, Asia, reporting unit exceeded its carrying amount, including goodwill, by approximately 25 percent.

If the investments in Ball’s pension plans, or in the multi-employer pension plans in which Ball participates, do not perform as expected, we may have to contribute additional amounts to the plans, which would otherwise be available to cover operating expenses and fund growth opportunities.

Ball maintains defined benefit pension plans covering substantially all of its North American and United Kingdom employees, which are funded based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks, fixed-income securities and, in the U.S., alternative investments. Market declines, longevity increases or legislative changes, such as the Pension Protection Act in the U.S., could result in a prospective decrease in our available cash flow and net earnings over time, and the recognition of an increase in our pension obligations could result in a reduction to our shareholders’ equity. Additional risks exist related to the company’s participation in multi-employer pension plans.  Assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer in a multi-employer pension plan stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participants. This could result in increases to our contributions to the plans as well as pension expense.

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

Earnings and cash flows can be impacted by changes in tax laws.

As a U.S.-based multinational business, the company is subject to income tax in the U.S. and numerous jurisdictions outside the U.S.  The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxable in the U.S. until those earnings are actually repatriated or deemed repatriated. If these or other tax rules and regulations should change, the company’s earnings and cash flows could be impacted.

The company’s worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgment. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. The company undergoes tax examinations by various worldwide tax authorities on a regular basis. While the company believes its estimates of its tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in the company’s historical financial statements.

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

Information regarding the approximate size of the manufacturing locations for significant packaging operations, which are owned or leased by the company, is set forth below. Facilities in the process of being constructed, or that have ceased production, have been excluded from the list. Where certain locations include multiple facilities, the total approximate size for the location is noted. In addition to the facilities listed, the company leases other warehousing space.

Approximate
Floor Space in
Plant Location	Square Feet

Metal beverage packaging, Americas and Asia, manufacturing facilities:
North America
Fairfield, California	337,000
Golden, Colorado	509,000
Tampa, Florida	276,000
Rome, Georgia	386,000
Kapolei, Hawaii	131,000
Monticello, Indiana	356,000
Monterrey, Mexico	440,000
Saratoga Springs, New York	290,000
Wallkill, New York	312,000
Reidsville, North Carolina	452,000
Findlay, Ohio (a)	733,000
Whitby, Ontario, Canada	205,000
Conroe, Texas	275,000
Fort Worth, Texas	322,000
Bristol, Virginia	242,000
Williamsburg, Virginia	400,000
Fort Atkinson, Wisconsin	250,000

South America
Alagoinhas, Bahia, Brazil	472,000
Jacarei, Sao Paulo, Brazil	566,000
Salvador, Bahia, Brazil	129,000
Tres Rios, Rio de Janeiro, Brazil	433,000

Asia
Beijing, PRC	303,000
Hubei (Wuhan), PRC	415,000
Sanshui (Foshan), PRC	672,000
Qingdao, PRC	326,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location (continued)	Square Feet

Metal beverage packaging, Europe, manufacturing facilities:
Bierne, France	274,000
La Ciotat, France	393,000
Braunschweig, Germany	258,000
Hassloch, Germany	284,000
Hermsdorf, Germany	425,000
Weissenthurm, Germany	331,000
Oss, the Netherlands	503,000
Lublin, Poland	162,000
Radomsko, Poland	312,000
Belgrade, Serbia	352,000
Deeside, United Kingdom	109,000
Rugby, United Kingdom	165,000
Wrexham, United Kingdom	295,000

Metal food and household products packaging manufacturing facilities:
North America
Springdale, Arkansas	286,000
Oakdale, California	370,000
Baltimore, Maryland	251,000
San Luis Potosí, Mexico	158,000
Canton, Ohio	176,000
Columbus, Ohio	300,000
Findlay, Ohio (a)	733,000
Hubbard, Ohio	175,000
Horsham, Pennsylvania	162,000
Sherbrooke, Quebec, Canada	100,000
Chestnut Hill, Tennessee	305,000
Verona, Virginia	72,000
Weirton, West Virginia	332,000
DeForest, Wisconsin	400,000
Milwaukee, Wisconsin	502,000

Europe
Velim, Czech Republic	181,000
Beaurepaire, France	89,000
Bellegarde, France	124,000
Devizes, United Kingdom	94,000

South America
Buenos Aires, Argentina	34,000
San Luis, Argentina	51,000

Asia
Ahmedabad, India	58,000

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

Part II

Item 5.         Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 5,416 common shareholders of record on February 12, 2016.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2015.

Purchases of Securities

($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2015	—	$—	—	11,956,155
November 1 to November 30, 2015	—	—	—	11,956,155
December 1 to December 31, 2015	—	—	—	11,956,155
Total	—	—	—

(a)         Includes any open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.

(b)         The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 29, 2014, the Board authorized the repurchase by the company of up to a total of 20 million shares. This repurchase authorization replaced all previous authorizations.

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2015 and 2014 (on a calendar quarter basis) were:

	2015				2014
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$74.24	$73.36	$75.24	$77.20	$70.50	$66.53	$63.13	$56.33
Low	62.03	57.95	69.77	62.71	61.76	60.73	53.61	47.75
Dividends per share	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2015. It assumes $100 was invested on December 31, 2010, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/10)

Total Return Analysis

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
BLL	$100.00	$105.77	$133.83	$156.27	$207.99	$223.57
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
DJ US Containers & Packaging	$100.00	$98.45	$110.20	$152.46	$172.14	$162.14

Source: Bloomberg L.P.® Charts

Item 6.   Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation

($ in millions, except per share amounts)	2015	2014	2013	2012	2011

Net sales	$7,997.0	$8,570.0	$8,468.1	$8,735.7	$8,630.9

Earnings before interest and taxes (EBIT)	$605.2	$838.6	$795.4	$790.5	$836.9
Total interest expense	(259.7)	(193.0)	(211.8)	(194.9)	(177.1)
Earnings before taxes	$345.5	$645.6	$583.6	$595.6	$659.8

Net earnings attributable to Ball Corporation from:
Continuing operations (a)	$280.9	$470.0	$406.4	$399.1	$446.3
Discontinued operations	—	—	0.4	(2.8)	(2.3)
Total net earnings attributable to Ball Corporation	$280.9	$470.0	$406.8	$396.3	$444.0

Basic earnings per share:
Basic — continuing operations (a)	$2.05	$3.39	$2.79	$2.58	$2.70
Basic — discontinued operations	—	—	—	(0.02)	(0.01)
Basic earnings per share	$2.05	$3.39	$2.79	$2.56	$2.69

Weighted average common shares outstanding (000s)	137,300	138,508	145,943	154,648	165,275

Diluted earnings per share:
Diluted — continuing operations (a)	$1.99	$3.30	$2.73	$2.52	$2.64
Diluted — discontinued operations	—	—	—	(0.02)	(0.01)
Diluted earnings per share	$1.99	$3.30	$2.73	$2.50	$2.63

Diluted weighted average common shares outstanding (000s)	140,984	142,430	149,223	158,084	168,590

Total assets	$9,777.0	$7,571.0	$7,820.4	$7,520.7	$7,285.2
Total interest bearing debt and capital lease obligations	$5,131.5	$3,168.9	$3,605.1	$3,305.1	$3,144.1
Cash dividends per share	$0.52	$0.52	$0.52	$0.40	$0.28
Total cash provided by operating activities	$1,006.7	$1,012.5	$839.0	$853.2	$948.4

Non-GAAP Measures (b)

Comparable EBIT	$799.9	$919.1	$874.2	$893.3	$867.2
Comparable earnings	$490.1	$552.8	$489.6	$475.8	$459.6
Diluted earnings per share (comparable basis)	$3.48	$3.88	$3.28	$3.01	$2.73
Free cash flow	$478.8	$621.7	$460.7	$548.2	$504.6

(a)         Includes business consolidation activities and other items affecting comparability between years. Additional details about the 2015, 2014 and 2013 items are available in Notes 4 and 5 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)         Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. See below for reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures. Further discussion of non-GAAP financial measures is available in Item 7 of this annual report under Other Liquidity Measures.

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2015	2014	2013	2012	2011

Earnings before taxes, as reported	$345.5	$645.6	$583.6	$595.6	$659.8
Total interest expense	259.7	193.0	211.8	194.9	177.1
Earnings before interest and taxes (EBIT)	605.2	838.6	795.4	790.5	836.9
Business consolidation and other activities	194.7	80.5	78.8	102.8	30.3
Comparable EBIT	$799.9	$919.1	$874.2	$893.3	$867.2

Net earnings attributable to Ball Corporation, as reported	$280.9	$470.0	$406.8	$396.3	$444.0
Business consolidation and other activities, net of tax	132.9	62.2	66.1	67.5	22.5
Debt refinancing and other costs, net of tax	76.3	20.6	17.1	9.2	—
Equity earnings and gains related to acquisitions, net of tax	—	—	—	—	(9.2)
Discontinued operations, net of tax	—	—	(0.4)	2.8	2.3
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$490.1	$552.8	$489.6	$475.8	$459.6

Total cash provided by operating activities	$1,006.7	$1,012.5	$839.0	$853.2	$948.4
Capital expenditures, including discontinued operations	(527.9)	(390.8)	(378.3)	(305.0)	(443.8)
Free cash flow	$478.8	$621.7	$460.7	$548.2	$504.6

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we made progress on each of the levers as follows:

•                  Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America and expanding specialty container production to meet current demand; leveraging plant floor systems in our metal beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple metal beverage and metal food and aerosol packaging facilities to gain business, customer and supplier efficiencies; and implementing cost-out and value-in initiatives across all of our businesses;

•                  Expanding further into new products and capabilities by expanding into extruded aluminum aerosol manufacturing with the installation of a new extruded aluminum aerosol line in our Deforest, Wisconsin, facility during 2014; the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015; the installation of new extruded aluminum aerosol lines in our Devizes, United Kingdom and Czech Republic facilities; and successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material;

•                  Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our global network, which now represent approximately 29 percent of our global beverage packaging mix; successfully commercialized the next generation aluminum bottle-shaping technology in Conroe, Texas, for a customer under a long-term arrangement; and the construction of a metal beverage container facility in Monterrey, Mexico, producing cans and ends;

•                  Broadening our geographic reach with new investments in a metal beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India, and the construction of a metal beverage container facility in Monterrey, Mexico, producing cans and ends; and

•                  Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, including the introduction of a new two piece, lightweight steel aerosol can, G3, technology in our Chestnut Hill, Tennessee, facility in December 2015; and pursuing opportunities to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2015	2014	2013

Net sales	$7,997.0	$8,570.0	$8,468.1
Net earnings attributable to Ball Corporation	280.9	470.0	406.8
Net earnings attributable to Ball Corporation as a % of consolidated net sales	3.5%	5.5%	4.8%

The decrease in net sales in 2015 compared to 2014 was due to unfavorable foreign currency effects in Europe, lower metal food container sales volumes due to a customer shift in North American steel food containers and unfavorable pricing in the PRC, partially offset by higher beverage segment sales volumes.  Net earnings were lower in 2015 compared to 2014 due to lower sales, unfavorable currency effects, higher business consolidation and other activities and higher debt refinancing and other costs, partially offset by a lower tax rate in 2015 and cost reduction efforts by all business segments.

The increased business consolidation and other activities in 2015 compared to 2014 included collar and option contract losses, cross-currency swap fair value changes, net currency exchange losses on the restricted cash and debt associated with the proposed Rexam acquisition, and transaction costs related to the proposed acquisition of Rexam.  The collar and option contracts, as well as the cross-currency swap, are not accounted for as hedges. See Note 5 and 19 located in Item 8 of this annual report for additional information on financial instruments.

The increased debt refinancing and other costs in 2015 compared to 2014 included mark to market losses on derivative financial instruments designed to mitigate exposure to interest rates changes for debt issuances related to the proposed Rexam acquisition, the write-off of unamortized deferred financing charges for the partial extinguishment of the committed bridge loan agreement and the revolving credit facility, interest expense on newly issued 3.5 percent and 4.375 percent senior notes planned to fund a portion of the purchase price of the proposed Rexam acquisition, amortization of deferred financing costs for the committed bridge loan agreement and the redemption of the 6.75 percent and 5.75 percent senior notes. See Note 13 and 19 located in Item 8 of this annual report for additional information on financial instruments.

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

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $6,460.3 million in 2015 compared to $6,903.5 million in 2014 and $6,875.4 million in 2013. These amounts represented 80.8 percent, 80.6 percent and 81.2 percent of consolidated net sales for those three years, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $285.5 million in 2015 compared to $280.9 million in 2014 and $299.9 million in 2013. These amounts represented 3.6 percent, 3.3 percent and 3.5 percent of consolidated net sales for those three years, respectively. Lower expense in 2014 compared to 2013 was largely due to the completion of depreciation for certain acquired European assets.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $451.3 million in 2015 compared to $466.5 million in 2014 and $418.6 million in 2013. These amounts represented 5.6 percent, 5.4 percent and 4.9 percent of consolidated net sales for those three years, respectively. The decrease in SG&A expenses in 2015 compared to 2014 was primarily due to lower incentive compensation and net favorable foreign currency effects in SG&A, partially offset by deferred compensation expense related to director retirements.  The increase in SG&A in 2014 compared to 2013 was primarily due to higher incentive compensation and employee benefit costs and other individually insignificant higher costs.

Interest Expense

Total interest expense was $259.7 million in 2015 compared to $193.0 million in 2014 and $211.8 million in 2013. Excluding debt refinancing and other costs, interest expense in 2015 was lower compared to 2014 due to lower interest rates on newly issued long-term debt and the retirement of higher interest rate long-term debt. Excluding debt refinancing and other costs, interest expense in 2014 was lower than in 2013 due primarily to lower average debt levels and lower average borrowing rates. Interest expense, excluding the effect of debt refinancing costs, as a percentage of average monthly borrowings was 4.3 percent in 2015, 4.8 percent in 2014 and 5.1 percent in 2013.

Debt refinancing and other costs were $116.5 million for the year ended December 31, 2015.  These costs consisted of (1) fair value changes on derivative instruments designed to mitigate risks of interest rate changes with anticipated debt issuances for a portion of the cash consideration payable in the proposed acquisition of Rexam, (2) the amortization of deferred financing fees on the unsecured, committed bridge loan agreement, (3) write-offs of unamortized deferred financing fees and the premium paid for the redemption of previously issued senior credit facilities, the partial extinguishment of the committed bridge loan agreement, and the partial extinguishment of the revolving credit facility, (4) the refinance of senior credit facilities, and (5) interest expense on senior notes issued in December 2015 to fund a portion of the cash consideration of the proposed Rexam acquisition.  See Note 19 in Item 8 of this annual report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Tax Provision

The effective income tax rate for earnings from continuing operations was 13.6 percent in 2015 compared to 23.2 percent in 2014 and 25.6 percent in 2013. The lower tax rate in 2015 compared to 2014 was primarily due to business consolidation costs incurred in the U.S., lower U.S. taxes on foreign earnings, and increased research and development tax credits, partially offset by decreased favorable nonrecurring discrete tax items in the 2015 effective tax rate. The lower tax rate in 2014 compared to 2013 was primarily the result of a higher foreign tax rate differential, lower U.S. taxes on foreign earnings, and the 2014 releases of uncertain tax positions which exceeded those occurring in 2013.

Results of Business Segments

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Years Ended December 31,
($ in millions)	2015	2014	2013

Net sales	$4,245.3	$4,246.8	$4,193.4

Segment earnings	$510.9	$534.8	$512.4
Business consolidation and other activities (a)	(24.1)	(7.5)	(3.6)
Total segment earnings	$486.8	$527.3	$508.8

Segment earnings before business consolidation costs as a % of segment net sales	12.0%	12.6%	12.2%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture aluminum containers used in beverage packaging.

In April 2015, we announced the construction of a metal beverage manufacturing facility in Monterrey, Mexico, which began production of cans and ends in January 2016. During the first quarter of 2015, we announced the introduction of a next-generation aluminum bottle-shaping technology in our Conroe, Texas, facility. Additionally, in May 2014, we announced the expansion of our Asian operations with the construction of a new beverage can manufacturing facility in Myanmar, which is expected to begin production in the first half of 2016.

Segment sales in 2015 were relatively unchanged from 2014 as higher sales volumes in the Americas and the PRC were offset by unfavorable pricing in the PRC. Segment earnings in 2015 were $23.9 million lower compared to 2014 due primarily to unfavorable pricing in the PRC.

Segment sales in 2014 were $53.4 million higher compared to 2013 due primarily to $101 million higher sales volumes, offset by a reduction in the pass through price of aluminum. Segment earnings in 2014 were $22.4 million higher than in 2013 due to $36 million from higher sales volumes, partially offset by higher incentive compensation and other individually insignificant costs.

The current industry supply of metal beverage packaging exceeds demand in the PRC, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this market oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78.3 million at December 31, 2015.

Metal Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2015	2014	2013

Net sales	$1,652.7	$1,896.3	$1,828.3

Segment earnings	$192.3	$222.9	$182.6
Business consolidation and other activities (a)	(9.8)	(8.7)	(10.6)
Total segment earnings	$182.5	$214.2	$172.0

Segment earnings before business consolidation costs as a % of segment net sales	11.6%	11.8%	10.0%

(a) Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal beverage packaging, Europe, segment includes the manufacture of metal beverage containers in facilities located throughout Europe. In August 2014, we announced the expansion of our beverage can manufacturing facility in Oss, the Netherlands, with the construction of a new line for aluminum beverage containers, which began commercial production in the first half of 2015. In April 2015, we announced the investment in an end module in our Lublin, Poland, facility to serve growing demand for beverage ends in central and eastern Europe. The new end module began production during the second quarter of 2015.

Segment sales in 2015 were $243.6 million lower compared to 2014 due primarily to unfavorable currency exchange effects of $359 million, partially offset by favorable product mix and higher sales volumes. Segment earnings in 2015 were $30.6 million lower compared to 2014 due primarily to unfavorable currency exchange effects of $56 million and unfavorable manufacturing performance due to new line start-ups, partially offset by favorable sales mix and higher sales volumes.

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

Metal Food and Household Products Packaging

	Years Ended December 31,
($ in millions)	2015	2014	2013

Net sales	$1,296.6	$1,504.4	$1,558.6

Segment earnings	$107.7	$154.2	$177.4
Business consolidation and other activities (a)	(0.5)	(41.9)	(63.7)
Total segment earnings	$107.2	$112.3	$113.7

Segment earnings before business consolidation costs as a % of segment net sales	8.3%	10.2%	11.4%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India, that manufacture metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs.

During August 2014, we announced the installation of a new extruded aluminum aerosol can line in our DeForest, Wisconsin, facility, which began production in the first half of 2015. Additionally, in October 2014, we announced the construction of a new extruded aluminum aerosol can manufacturing facility in India, which began production in the second half of 2015. In February 2015, we announced the introduction of a new two-piece steel aerosol container manufacturing technology in Chestnut Hill, Tennessee, which was implemented in 2015.

Segment sales in 2015 were $207.8 million lower compared to 2014 due primarily to lower metal food container sales volumes of $260 million, mainly related to a customer shift effective January 2015, and unfavorable currency exchange effects of $37 million, partially offset by favorable product mix of $90 million. Segment earnings in 2015 decreased $46.5 million compared to 2014 due primarily to earnings impacts from lower sales volumes, unfavorable currency exchange effects, unfavorable startup costs, partially offset by extruded aluminum aerosol growth in Europe, the earnings from the Sonoco acquisition, and reduced selling, general and administrative costs.

Segment sales in 2014 decreased $54.2 million compared to 2013 due primarily to lower metal food container sales volumes. Segment earnings in 2014 decreased $23.2 million compared to 2013 due primarily to lower sales volumes and unfavorable tinplate service center manufacturing performance in the U.S.

Aerospace and Technologies

	Years Ended December 31,
($ in millions)	2015	2014	2013

Net sales	$810.1	$934.8	$897.1

Segment earnings	$81.8	$93.6	$80.1
Business consolidation and other activities (a)	0.7	(13.9)	(0.2)
Total segment earnings	$82.5	$79.7	$79.9

Segment earnings before business consolidation costs as a % of segment net sales	10.1%	10.0%	8.9%

(a)         Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in 2015 decreased $124.7 million compared to 2014 primarily due to lower sales from U.S. national defense contracts. Segment earnings in 2015 decreased $11.8 million compared to 2014 due to lower sales, favorable program performance in 2014 from program and contract completions and increased recovery of pension costs in 2014.

Segment sales in 2014 increased $37.7 million compared to 2013 due to higher sales for civil space contracts and U.S. national defense contracts. Segment earnings in 2014 increased $13.5 million primarily as a result of favorable program execution and increased recovery of pension costs.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 96 percent of segment sales in 2015 compared to 95 percent of segment sales in 2014 and 94 percent in 2013. The aerospace and technologies contract mix in 2015 consisted of 54 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 43 percent fixed-price contracts.

Contracted backlog for the aerospace and technologies segment at December 31, 2015 and 2014, was $617 million and $765 million, respectively. The year-over-year decline reflects the successful completion of several multi-year contracts. The segment has numerous outstanding bids for future contract awards. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

SUBSEQUENT EVENTS

In January 2016, the company announced that its Aerospace and Technologies segment had acquired specialized engineering cyber firm Wavefront Technologies.  This acquisition is not material to the company.

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

	Years Ended December 31,
($ in millions)	2015	2014	2013

Cash flows provided by (used in) operating activities	$1,006.7	$1,012.5	$839.0
Cash flows provided by (used in) investing activities	(2,720.7)	(391.4)	(379.1)
Cash flows provided by (used in) financing activities	1,737.2	(845.3)	(204.0)

Cash flows from operations in 2015 were comparable to 2014 as lower pension contributions were offset by lower net earnings, lower cash inflows from working capital and cash paid for transaction costs for the proposed acquisition of Rexam. The working capital changes were primarily related to slightly higher days sales outstanding, partially offset by lower inventory volumes and higher days payable outstanding. Days sales outstanding increased from 34 days to 35 days, inventory days on hand decreased from 52 days to 49 days and days payable outstanding increased from 69 days to 82 days. The increase in days payables outstanding is primarily due to renegotiation of payment terms in supplier contracts in North America.

Cash flows from operations in 2014 improved compared to 2013 due to higher net earnings and favorable working capital changes. The favorable working capital changes were primarily related to lower days sales outstanding, lower inventory days on hand and higher days payable outstanding. Days sales outstanding decreased from 36 days to 34 days due to greater factoring of accounts receivables. Inventory days on hand decreased from 53 days to 52 days. Due to the negotiation of longer payment terms with suppliers, days payable outstanding increased from 51 days to 69 days.

During the year ended December 31, 2015, the company entered into collar and option contracts to reduce exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the proposed acquisition of Rexam.  The amount of the gain or loss ultimately realized on these contracts and the resulting cash settlement is expected to be offset by the changes in the amount of cash consideration paid to acquire Rexam.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $600 million at December 31, 2015. A total of $478.7 million and $197.6 million were sold under these programs as of December 31, 2015 and 2014, respectively.

Annual cash dividends paid on common stock were 52 cents per share in 2015, 2014 and 2013. Total dividends paid were $71.8 million in 2015, $72.7 million in 2014 and $75.2 million in 2013. We also paid dividends to noncontrolling interests of $17.9 million in 2015, $12.2 million in 2014 and $12.9 million in 2013.

As of December 31, 2015, approximately $219 million of our cash was held outside of the U.S. There are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows; the $2.2 billion available under the company’s long-term, revolving credit facility; the $452 million available under other U.S.-based uncommitted short-term credit facilities; availability under U.S.-based committed and uncommitted accounts receivable factoring programs; and availability under the U.S.-based accounts receivable securitization program will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. Current taxes are also provided on certain other undistributed earnings that are currently taxed in the U.S. Net U.S. taxes provided for Brazil, Canada and PRC earnings in 2015, 2014 and 2013 were $1.7 million, $11.8 million and $26.4 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. The company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries were $2,021.7 million as of December 31, 2015. It is not practical to estimate the additional taxes that may become payable for the portion of these foreign earnings that have not already been taxed in the U.S.; however, repatriation of these earnings could result in a material increase in the company’s income tax liabilities.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $99.5 million in 2015, $360.1 million in 2014 and $398.8 million in 2013. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 16 accompanying the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until 2018, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $5.1 billion at December 31, 2015, compared to $3.2 billion at December 31, 2014.

On February 19, 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses.  In December 2015, the company issued $1 billion of 4.375 percent senior notes and €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023. Pursuant to the terms of the unsecured bridge loan agreement, the company deposited the net proceeds from the issuance of such notes into an escrow account (from which proceeds would be released, subject to certain conditions, to pay a portion of the cash consideration payable to Rexam shareholders and related fees and expenses), which reduced the commitments under the bridge loan agreement availability to £1.9 billion. This reduction in the unsecured bridge loan resulted in the write-off of $10.7 million of related deferred financing costs. See Note 13 for further details related to these transactions.  In the event that the Rexam acquisition is not consummated on or prior to November 15, 2016, these senior notes would be callable by the lender, requiring the company to effect the redemption of all of the outstanding notes of each series at the applicable redemption price. This would result in the use of restricted cash and other available funds to redeem these senior notes and pay any additional fees.

On February 19, 2015, the company entered into a new $3 billion revolving credit facility to replace the existing approximate $1 billion bank credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company. In June 2015, Ball issued $1 billion of 5.25 percent senior notes due in July 2025. Ball used the net proceeds of the offering and other available cash to repay borrowings under its revolving credit facility and reduced the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In connection with this partial extinguishment, the company recorded a charge of $5.0 million, which is included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.

In addition, on February 19, 2015, the company announced the redemption of all of the outstanding 6.75 percent senior notes due in September 2020 and all of the 5.75 percent senior notes due in May 2021, each in the amount of $500 million. The redemption of these bonds occurred in March 2015, and resulted in a pre-tax charge of $55.8 million, composed of the redemption premiums and the write-offs of related debt financing costs in debt refinancing and other costs.

On December 9, 2013, we announced the redemption of our outstanding 7.375 percent senior notes due in September 2019 in the amount of $315.4 million. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first quarter of 2014 of $33.1 million for the call premium and the write-off of unamortized financing costs, which is included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.

In June 2013, we amended the senior credit facilities and extended the term from December 2015 to June 2018. In connection with the amendment, we recorded a charge of $0.4 million for the write-off of unamortized financing costs, which is included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.

In May 2013, we: (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of our 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes and the early repayment of the Term A loan resulted in charges of $26.5 million for the tender and call premiums, as well as the write-off of unamortized financing costs and issuance discounts, which is included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.

Short-term debt and current portion of long-term debt on the balance sheet includes any borrowings under the existing accounts receivable securitization agreement, of which no amounts were outstanding at December 31, 2015. This agreement, which has been amended and extended from time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

At December 31, 2015, taking into account outstanding credit and excluding availability under the accounts receivable securitization program, approximately $2.2 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had approximately $452 million of short-term uncommitted credit facilities available at the end of 2015, of which $23.7 million was outstanding and due on demand. The company has additional availability of $2.8 billion (£1.9 billion) through the unsecured, committed bridge loan agreement. Of the amounts available under the credit facilities described above of approximately $5.5 billion, we will be required to repay certain of Rexam’s debt obligations and to settle Rexam’s outstanding derivatives. Our best estimate based on the latest issued financials for Rexam is that this will be $1.4 billion.

While ongoing financial and economic conditions raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2015, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. Additional details about our debt and receivables sales agreements are available in Note 6 and Note 13, accompanying the consolidated financial statements within Item 8 of this annual report.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Years Ended December 31,
($ in millions)	2015	2014	2013

Earnings before taxes, as reported	$345.5	$645.6	$583.6
Total interest expense	259.7	193.0	211.8
Earnings before interest and taxes (EBIT)	605.2	838.6	795.4
Business consolidation and other activities	194.7	80.5	78.8
Comparable EBIT	$799.9	$919.1	$874.2

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio are summarized below:

	Years Ended December 31,
($ in millions, except ratios)	2015		2014		2013

Comparable EBIT (as calculated above)	$799.9		$919.1		$874.2
Add depreciation and amortization	285.5		280.9		299.9
Comparable EBITDA	$1,085.4		$1,200.0		$1,174.1

Interest expense, excluding debt refinancing and other costs	$(143.2)		$(159.9)		$(183.8)

Total debt at December 31	$5,131.5		$3,168.9		$3,605.1
Less: Cash and cash equivalents	(224.0)		(191.4)		(416.0)
Less: Restricted cash, noncurrent	(2,154.4)		—		—
Net debt	$2,753.1		$2,977.5		$3,189.1

Comparable EBIT/Interest Expense (Interest Coverage)	5.6	x	5.7	x	4.8	x
Net debt/Comparable EBITDA	2.5	x	2.5	x	2.7	x

Our calculation of comparable earnings is summarized below:

	Years Ended December 31,
($ in millions, except per share amounts)	2015	2014	2013

Net earnings attributable to Ball Corporation, as reported	$280.9	$470.0	$406.8
Business consolidation and other activities, net of tax	132.9	62.2	66.1
Debt refinancing and other costs, net of tax	76.3	20.6	17.1
Discontinued operations, net of tax	—	—	(0.4)
Net earnings attributable to Ball Corporation before above transactions (Comparable Earnings)	$490.1	$552.8	$489.6

Per diluted share, as reported	$1.99	$3.30	$2.73
Per diluted share (comparable basis)	$3.48	$3.88	$3.28

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

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2015	2014	2013

Total cash provided by operating activities	$1,006.7	$1,012.5	$839.0
Capital expenditures, including discontinued operations	(527.9)	(390.8)	(378.3)
Free cash flow	$478.8	$621.7	$460.7

Based on information currently available, we estimate cash flows from operating activities including cash transaction costs for the proposed acquisition of Rexam, for 2016 to be in the range of $900 million, capital expenditures to be approximately $400 million and free cash flow to be in the range of $500 million. In 2016, we intend to utilize our operating cash flow to fund our stock repurchases, dividend payments, growth capital projects and, to the extent available, acquisitions that meet our various criteria. Of the total 2016 estimated capital expenditures, approximately $150 million was contractually committed as of December 31, 2015.

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2015, are summarized in the following table:

	Payments Due By Period (a)
($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including capital leases and discounts	$5,107.8	$53.6	$71.1	$1,457.8	$3,525.3
Interest payments on long-term debt (b)	1,615.8	226.7	448.8	444.6	495.7
Purchase obligations (c)	4,254.1	2,188.4	1,666.4	283.4	115.9
Operating leases	151.7	33.1	47.6	26.3	44.7
Total payments on contractual obligations	$11,129.4	$2,501.8	$2,233.9	$2,212.1	$4,181.6

(a)         Amounts reported in local currencies have been translated at year-end 2015 exchange rates.

(b)         For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of any hedging instruments utilized by the company.

(c)          The company’s purchase obligations include capital expenditures and contracted amounts for aluminum, steel and other direct materials. Also included are commitments for purchases of natural gas and electricity, expenses related to aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may or may not result in penalties and, therefore, actual payments could vary significantly.

The table above does not include $50.5 million of uncertain tax positions, the timing of which is unknown at this time.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be $31 million in 2016. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be $94.1 million, $97.4 million, $100.9 million, $104.5 million and $108.6 million for the years ending December 31, 2016 through 2020, respectively, and a total of $584 million for the years 2021 through 2025. Payments to participants in the unfunded German plans are expected to be between $16 million and $18 million in each of the years 2016 through 2020 and a total of $75 million for the years 2021 through 2025.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2016 is anticipated to be approximately $6 million lower than in 2015, excluding curtailment expenses. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $3.4 million increase in the 2016 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $4.8 million of additional pension expense in 2016. Additional information regarding the company’s pension plans is provided in Note 15 accompanying the consolidated financial statements within Item 8 of this annual report.

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

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: a) our packaging segments include product demand fluctuations; availability/cost of raw materials; competitive packaging, pricing and substitution; changes in climate and weather; crop yields; competitive activity; failure to achieve productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or loss of a major customer or supplier; political instability and sanctions; and changes in foreign exchange or tax rates; b) our aerospace segment includes funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole includes those listed plus: changes in senior management; successful or unsuccessful acquisitions and divestitures; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company’s defined benefit retirement plans; pension changes; uncertainties surrounding the U.S. government budget, sequestration and debt limit; reduced cash flow; ability to achieve cost-out initiatives and interest rates affecting our debt; and successful or unsuccessful acquisitions and divestitures, including, with respect to the proposed Rexam PLC (Rexam) acquisition, the effect of the announcement of the acquisition on Ball’s business relationships, operating results and business generally; the occurrence of any event or other circumstances that could give rise to the termination of our definitive agreement with Rexam in respect of the acquisition; the outcome of any legal proceedings that may be instituted against Ball related to the definitive agreement with Rexam; and the failure to satisfy conditions to completion of the acquisition of Rexam, including the receipt of all required regulatory approvals. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Risk Management

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set off any amounts owed with regard to open derivative positions. Further details are available in Note 19 to the consolidated financial statements within Item 8 of this annual report.

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

Steel

Most sales contracts involving our steel products either include provisions permitting us to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices. We anticipate at this time that we will be able to pass through the majority of any steel price changes that may occur in 2016.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices would result in an estimated $2.5 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials, and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

Other

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices would result in an estimated $6.5 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices would result in an estimated $0.5 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2015, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2015, excluding exposure associated with Rexam interest rates as discussed below, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates would result in an estimated $1.4 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

Interest Rate Risk—Rexam Acquisition

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At December 31, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $200 million and €1,750 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. Subsequent to 2015, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million).  None of these contracts were designated as hedges, and therefore, changes in the fair value of these interest swap and option contracts are recognized in the consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense. The loss included in debt refinancing and other costs during 2015 associated with these contracts was $15.9 million. The contracts outstanding at December 31, 2015 expire within the next four years.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2015, excluding those related to the proposed Rexam acquisition, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $23.6 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $119.6 million. Actual changes in market prices or rates may differ from hypothetical changes.

Currency Exchange Rate Risk — Rexam Acquisition

In connection with the announced, proposed acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. At December 31, 2015, the company had outstanding collar and option contracts with notional amounts totaling approximately £1.8 billion ($2.7 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized in the consolidated statements of earnings in business consolidation and other activities (see Note 5). During 2015, the company recognized a loss of $41.0 million associated with these contracts. The contracts outstanding at December 31, 2015, expire within the next year.  A hypothetical 10 percent strengthening in the dollar versus the pound would reduce the fair value of the acquisition escrow account by approximately $100 million.

In connection with the December 2015 issuance of $1 billion of U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt issuance to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of our business.  The cross-currency swaps have a notional amount of $1.0 billion and expire within five years.  These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized in the consolidated statement of earnings as business consolidation costs and other activities. During 2015, the company recognized a loss of $7.4 million associated with these contracts.  A hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates would reduce the fair value of the swaps by approximately $100 million. A hypothetical 100 basis point change in the spread between USD and European interest rates would impact the fair value of the trade by approximately $50 million. To the extent we ultimately have to pay to settle the derivative that is in a loss position, the total U.S. dollar equivalent of cash consideration for the purchase of Rexam will be less and, as a result, will reduce the amount of goodwill recorded at the date of acquisition.

Subsequent to the December 2015 issuances of $1 billion in senior notes due December 2020 and €1.1 billion of senior notes (€400 million due 2020 and €700 million due 2023), the company converted the net euro proceeds from these issuances to British pounds using new and existing currency derivative instruments at an average exchange rate of approximately 1.37. The company elected to restrict the December 2015 senior note proceeds by depositing them in escrow accounts.  At December 31, 2015, £792 million was in the British pound escrow account and $987.5 million was in the U.S. dollar escrow account.  Changes in the U.S. dollar and the British pound exchange rate will result in gains or losses in the British pound escrow account, which will be recognized in the consolidated statements of earnings as business consolidation and other activities.  A hypothetical 10 percent strengthening in the dollar versus the pound would reduce the fair value of the escrow account by approximately $119 million. Subsequent to December 31, 2015, the company converted the U.S. dollars into British pounds.  The funds in the escrow accounts will be used to pay a portion of the cash component of the announced, proposed acquisition price of Rexam.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of a reporting period. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2016 and has a notional value of 1 million shares. Based on current share levels in the program, each $1 change in the company’s stock price has an impact, net of derivatives utilized, of $0.5 million on pretax earnings.

Item 8.         Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 16, 2016

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2015	2014	2013

Net sales	$7,997.0	$8,570.0	$8,468.1

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(6,460.3)	(6,903.5)	(6,875.4)
Depreciation and amortization	(285.5)	(280.9)	(299.9)
Selling, general and administrative	(451.3)	(466.5)	(418.6)
Business consolidation and other activities	(194.7)	(80.5)	(78.8)
	(7,391.8)	(7,731.4)	(7,672.7)

Earnings before interest and taxes	605.2	838.6	795.4

Interest expense	(143.2)	(159.9)	(183.8)
Debt refinancing and other costs	(116.5)	(33.1)	(28.0)
Total interest expense	(259.7)	(193.0)	(211.8)

Earnings before taxes	345.5	645.6	583.6
Tax (provision) benefit	(47.0)	(149.9)	(149.6)
Equity in results of affiliates, net of tax	4.4	2.3	0.6
Net earnings from continuing operations	302.9	498.0	434.6
Discontinued operations, net of tax	—	—	0.4

Net earnings	302.9	498.0	435.0
Less net earnings attributable to noncontrolling interests	(22.0)	(28.0)	(28.2)
Net earnings attributable to Ball Corporation	$280.9	$470.0	$406.8

Amounts attributable to Ball Corporation:
Continuing operations	$280.9	$470.0	$406.4
Discontinued operations	—	—	0.4
Net earnings	$280.9	$470.0	$406.8

Earnings per share:
Basic - continuing operations	$2.05	$3.39	$2.79
Basic - discontinued operations	—	—	—
Total basic earnings per share	$2.05	$3.39	$2.79

Diluted - continuing operations	$1.99	$3.30	$2.73
Diluted - discontinued operations	—	—	—
Total diluted earnings per share	$1.99	$3.30	$2.73

Weighted average shares outstanding (000s):
Basic	137,300	138,508	145,943
Diluted	140,984	142,430	149,223

Cash dividends declared and paid, per share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings

Ball Corporation

	Years Ended December 31,
($ in millions)	2015	2014	2013

Net earnings	$302.9	$498.0	$435.0

Other comprehensive earnings:
Foreign currency translation adjustment	(165.6)	(199.6)	62.4
Pension and other postretirement benefits	77.7	(177.5)	145.3
Effective financial derivatives	(9.0)	31.0	(32.2)
Total other comprehensive earnings (loss)	(96.9)	(346.1)	175.5
Income tax (provision) benefit	(21.3)	73.4	(63.1)
Total other comprehensive earnings (loss), net of tax	(118.2)	(272.7)	112.4

Total comprehensive earnings	184.7	225.3	547.4
Less comprehensive earnings attributable to noncontrolling interests	(21.6)	(27.4)	(28.4)
Comprehensive earnings attributable to Ball Corporation	$163.1	$197.9	$519.0

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2015	2014

Assets
Current assets
Cash and cash equivalents	$224.0	$191.4
Receivables, net	885.4	957.1
Inventories, net	898.4	1,016.7
Deferred taxes and other current assets	176.2	148.3
Total current assets	2,184.0	2,313.5
Noncurrent assets
Property, plant and equipment, net	2,685.9	2,430.7
Goodwill	2,176.5	2,254.5
Restricted cash	2,154.4	—
Intangibles and other assets, net	576.2	572.3
Total assets	$9,777.0	$7,571.0

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$77.3	$175.1
Accounts payable	1,500.8	1,340.0
Accrued employee costs	229.4	269.9
Other current liabilities	334.1	221.8
Total current liabilities	2,141.6	2,006.8
Noncurrent liabilities
Long-term debt	5,054.2	2,993.8
Employee benefit obligations	1,147.2	1,178.3
Deferred taxes and other liabilities	172.7	152.5
Total liabilities	8,515.7	6,331.4

Shareholders’ equity
Common stock (332,648,592 shares issued — 2015; 331,618,306 shares issued - 2014)	961.7	1,131.3
Retained earnings	4,557.5	4,346.9
Accumulated other comprehensive earnings (loss)	(639.9)	(522.1)
Treasury stock, at cost (190,359,349 shares — 2015; 194,652,028 shares - 2014)	(3,628.0)	(3,923.0)
Total Ball Corporation shareholders’ equity	1,251.3	1,033.1
Noncontrolling interests	10.0	206.5
Total shareholders’ equity	1,261.3	1,239.6
Total liabilities and shareholders’ equity	$9,777.0	$7,571.0

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2015	2014	2013

Cash Flows from Operating Activities
Net earnings	$302.9	$498.0	$435.0
Discontinued operations, net of tax	—	—	(0.4)
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	285.5	280.9	299.9
Business consolidation and other activities	194.7	80.5	78.8
Deferred tax provision (benefit)	(61.8)	11.9	(1.6)
Other, net	145.2	(26.7)	(34.1)
Working capital changes, excluding effects of acquisitions:
Receivables	34.8	(152.3)	80.2
Inventories	96.9	(23.8)	21.4
Other current assets	9.9	(20.6)	4.3
Accounts payable	124.6	355.3	50.9
Accrued employee costs	(36.0)	40.1	(36.0)
Other current liabilities	(106.6)	(32.1)	(55.0)
Other, net	16.6	1.3	(2.1)
Cash provided by (used in) continuing operating activities	1,006.7	1,012.5	841.3
Cash provided by (used in) discontinued operating activities	—	—	(2.3)
Total cash provided by (used in) operating activities	1,006.7	1,012.5	839.0
Cash Flows from Investing Activities
Capital expenditures	(527.9)	(390.8)	(378.3)
Business acquisitions, net of cash acquired	(29.1)	—	(14.2)
(Increase) decrease in restricted cash	(2,182.7)	—	—
Other, net	19.0	(0.6)	13.4
Cash provided by (used in) investing activities	(2,720.7)	(391.4)	(379.1)
Cash Flows from Financing Activities
Long-term borrowings	4,524.2	411.9	1,643.1
Repayments of long-term borrowings	(2,429.8)	(897.8)	(1,294.9)
Net change in short-term borrowings	(93.2)	68.2	(57.6)
Proceeds from issuances of common stock	36.0	37.2	32.9
Acquisitions of treasury stock	(135.5)	(397.3)	(431.7)
Common dividends	(71.8)	(72.7)	(75.2)
Other, net	(92.8)	5.2	(20.6)
Cash provided by (used in) financing activities	1,737.1	(845.3)	(204.0)

Effect of exchange rate changes on cash	9.5	(0.4)	(14.0)

Change in cash and cash equivalents	32.6	(224.6)	241.9
Cash and cash equivalents — beginning of year	191.4	416.0	174.1
Cash and cash equivalents — end of year	$224.0	$191.4	$416.0

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders’
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Interest	Equity

Balance at December 31, 2012	329,015	$1,026.3	(179,285)	$(3,140.1)	$3,614.7	$(362.1)	$175.4	$1,314.2
Net earnings	—	—	—	—	406.8	—	28.2	435.0
Other comprehensive earnings, net of tax	—	—	—	—	—	112.2	0.2	112.4
Common dividends, net of tax benefits	—	—	—	—	(73.8)	—	—	(73.8)
Treasury stock purchases	—	—	(9,322)	(433.9)	—	—	—	(433.9)
Treasury shares reissued	—	—	485	22.4	—	—	—	22.4
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,225	40.2	—	—	—	—	—	40.2
Tax benefit on option exercises	—	11.9	—	—	—	—	—	11.9
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(12.9)	(12.9)
Other activity	—	—	—	—	—	—	0.5	0.5
Balance at December 31, 2013	330,240	1,078.4	(188,122)	(3,551.6)	3,947.7	(249.9)	191.4	1,416.0
Net earnings	—	—	—	—	470.0	—	28.0	498.0
Other comprehensive earnings, net of tax	—	—	—	—	—	(272.2)	(0.5)	(272.7)
Common dividends, net of tax benefits	—	—	—	—	(70.8)		—	(70.8)
Treasury stock purchases	—	—	(6,911)	(397.3)	—	—	—	(397.3)
Treasury shares reissued	—	—	381	22.8	—	—	—	22.8
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,378	35.4		—	—	—	—	35.4
Tax benefit on option exercises	—	17.5	—	—	—	—	—	17.5
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(12.2)	(12.2)
Other activity	—	—	—	3.1	—	—	(0.2)	2.9
Balance at December 31, 2014	331,618	1,131.3	(194,652)	(3,923.0)	4,346.9	(522.1)	206.5	1,239.6
Net earnings	—	—	—	—	280.9	—	22.0	302.9
Other comprehensive earnings, net of tax	—	—	—	—	—	(117.8)	(0.4)	(118.2)
Common dividends, net of tax benefits	—	—	—	—	(70.3)	—	—	(70.3)
Treasury stock purchases	—	—	(1,766)	(135.5)	—	—	—	(135.5)
Treasury shares reissued	—	—	329	22.9	—	—	—	22.9
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,031	29.3	—	—	—	—	—	29.3
Tax benefit on option exercises	—	21.3	—	—	—	—	—	21.3
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(17.9)	(17.9)
Acquisition of noncontrolling interests	—	(220.2)	5,730	403.0	—	—	(200.2)	(17.4)
Other activity	—	—	—	4.6	—	—	—	4.6
Balance at December 31, 2015	332,649	$961.7	(190,359)	$(3,628.0)	$4,557.5	$(639.9)	$10.0	$1,261.3

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

Acquisitions

The company records acquisitions resulting in the consolidation of an enterprise using the purchase method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. If the assets acquired, net of liabilities assumed, are greater than the purchase price paid, then a bargain purchase has occurred and the company will recognize the gain immediately in earnings. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, product selling prices, production costs and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred and included in the business consolidation and other activities line of the consolidated statement of earnings.

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

When the company purchases additional interests of consolidated subsidiaries that does not result in a change in control, the difference between the fair value and carrying value of the noncontrolling interests acquired is accounted for in the common stock line within shareholders’ equity.

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

Ball Corporation

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets.  The company utilizes the two-step impairment analysis and has elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The company estimates fair value for each reporting unit based on the weighted average of the estimated fair values using the market and income approaches. Under the market approach, the company uses available information regarding multiples used in recent transactions, if any, involving transfers of controlling interests as well as publicly available trading multiples based on the enterprise value of companies in the packaging and aerospace and defense industries. The appropriate multiple is applied to forecasted EBITDA (a non-GAAP item defined by the company as earnings before interest, taxes, depreciation and amortization) of each reporting unit to estimate fair value. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit.  The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates specific to each reporting unit.

Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.

Defined Benefit Pension Plans and Other Employee Benefits

The company has defined benefit plans that cover a significant portion of its employees. The company also has postretirement plans that provide certain medical benefits and life insurance for retirees and eligible dependents and, to a lesser extent, participates in multi-employer defined benefit plans for which Ball is not the sponsor. For the company-sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to the long-term rate of return on plan assets, discount rates used to determine the present value of future obligations and expenses, salary inflation rates, health care cost trend rates, mortality rates and other assumptions. The company believes that the accounting estimates related to our pension and postretirement plans are critical accounting estimates, because they are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation, as well as independent studies of trends performed by the company’s actuaries. However, actual results may differ substantially from the estimates that were based on the critical assumptions.

The company recognizes the funded status of each defined benefit pension plan and other postretirement benefit plans in the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan. For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants. For other postemployment benefits, the 10 percent corridor is not used. The majority of costs related to defined benefit and other postretirement plans are included in cost of sales; the remainder is included in selling, general and administrative expenses.

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

Contingencies

The company is subject to various legal proceedings and claims, including those that arise in the ordinary course of business. The company records loss contingencies when it determines that the outcome of the future event is probable of occurring and the amount of the loss can be reasonably estimated. Gain contingencies are recognized in the financial statements when they are realized.

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

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Ball, its consolidated subsidiaries, and variable interest entities in which the company is considered to be the primary beneficiary. Equity investments in which the company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method of accounting. Investments in which the company neither exercises significant influence over the investee, nor is the primary beneficiary of the investment, are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset or asset group may not be recoverable based on the undiscounted future cash flows of the asset. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  If the carrying amount of the asset or asset group is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable.

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

Deferred financing costs are amortized over the life of the related loan facility and are reported as part of interest expense. When debt is extinguished prior to its maturity date, the write-off of the remaining unamortized deferred financing costs, or a pro rata portion thereof, is also reported in the consolidated statement of earnings as debt refinancing and other costs.

For certain business consolidation activities, accelerated depreciation may be required over the remaining useful life for assets designated to be scrapped or abandoned. The accelerated depreciation related to such activities is disclosed as part of business consolidation and other activities in the appropriate period.

Ball Corporation

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

Revenue Recognition in the Aerospace and Technologies Segment

Sales under long-term contracts in the aerospace and technologies segment are primarily recognized using percentage-of-completion under the cost-to-cost method of accounting. The two primary types of long-term sales contracts utilized are cost-type contracts, which are agreements to perform for cost plus an agreed upon profit component and fixed-price sales contracts, which are completed for a fixed price. Cost-type sales contracts can have different types of fee arrangements, including fixed-fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

At the inception of contract performance, our estimates of base, incentive and other fees are established at a conservative estimate of profit over the period of contract performance. Throughout the period of contract performance, the company regularly reevaluates and, if necessary, revises estimates of total contract revenue, total contract cost, extent of progress toward completion, probability of receipt of any award and performance fees and any clawback provisions included in the contract. Provision for estimated contract losses, if any, is made in the period that such losses are determined to be probable. Because of sales contract payment schedules, limitations on funding, and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. Contract claims are only recorded if it is probable that the claim will result in additional contract revenue and the claim amounts can be reliably estimated.  Revenue associated with claims is recorded only for costs already incurred and does not include a profit component.  Pre-contract costs that are not approved by the customer for reimbursement are expensed as incurred. As a prime U.S. government contractor or subcontractor, the aerospace and technologies segment is subject to a high degree of regulation, financial review and oversight by the U.S. government.

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

Ball Corporation

Notes to the Consolidated Financial Statements

1.  Critical and Significant Accounting Policies (continued)

Stock-Based Compensation

Ball has a variety of restricted stock, stock option, and stock-settled appreciate rights (SSARs) plans, and the related stock-based compensation is primarily reported as part of selling, general and administrative expenses in the consolidated statements of earnings. The compensation expense associated with restricted stock grants is calculated using the fair value at the date of grant (closing stock price) and is amortized over the restriction period. For stock options and SSARs, the company has elected to use the Black-Scholes valuation model and amortizes the estimated fair value, determined at the date of grant, on a straight-line basis over the requisite service period (generally the vesting period). The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is valued at the closing price of the company’s common stock at the end of each reporting period. Tax benefits associated with option and SSAR exercises are reported in financing activities in the consolidated statements of cash flows. Further details regarding the expense calculated under those fair value based methods are provided in Note 17.

Research and Development

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $26.0 million, $26.6 million and $31.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

2.  Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2014, accounting guidance was issued to change the criteria for reporting discontinued operations. Under the new guidance, only disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations in the financial statements. The new guidance also requires expanded disclosures for discontinued operations, as well as disclosures about the financial effects of significant disposals that do not qualify for discontinued operations. The guidance was applied prospectively on January 1, 2015, and did not have a material effect on the company’s consolidated financial statements.

New Accounting Guidance

In January 2016, accounting guidance was issued on classification and measurement financial assets and liabilities (equity securities and financial liabilities) under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. An exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance and, as such, these investments may be measured at cost. The guidance will be effective on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Ball Corporation

Notes to the Consolidated Financial Statements

2.  Accounting Pronouncements (continued)

In November 2015, accounting guidance was issued that requires classification of all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability.  The guidance, however, does not change the existing requirement that only permits offsetting within a tax jurisdiction, that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another tax jurisdiction. The guidance will be applied prospectively on January 1, 2016. Current deferred tax assets and current deferred tax liabilities were $96.3 million and $3.1 million, respectively, at December 31, 2015.

In September 2015, amendments to existing accounting guidance were issued to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. Under the previous guidance, companies were required to retrospectively revise comparative financial statements for changes made to provisional amounts. The amended guidance eliminates the requirement to retrospectively account for these adjustments. The guidance will be applied prospectively to adjustments to provisional amounts that occur on or after January 1, 2016. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In July 2015, amendments to existing accounting guidance were issued to modify the subsequent measurement of inventory. Under existing guidance, a company measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. Current replacement cost can be used provided that it is not above the net realizable value (ceiling) or below net realizable value less a normal profit margin (floor). Amendments in the new guidance requires a company to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be applied prospectively on January 1, 2016. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In May 2015, amendments to the existing accounting guidance were issued to remove the requirement to categorize net asset value per share, currently utilized as a practical expedient, by investment within the fair value hierarchy based on redeemable dates. This amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share expedient.  The guidance will be applied prospectively on January 1, 2016. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In April 2015, amendments to existing accounting guidance were issued to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license would be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license would be accounted for as a service contract. This guidance will be applied prospectively on January 1, 2016. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In April 2015, accounting guidance was issued to change the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred charge. The guidance does not affect the recognition and measurement of debt issuance costs; hence, amortization of debt issuance costs would continue to be reported as interest expense. In August 2015, subsequent clarification guidance was issued permitting companies to defer and present debt issuance costs related to line-of-credit arrangements as an asset and amortize them over the terms of these arrangements, regardless of whether there are any amounts outstanding under those arrangements. This guidance will be applied retrospectively on January 1, 2016. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Consolidated Financial Statements

2.  Accounting Pronouncements (continued)

In February 2015, amendments to existing accounting guidance were issued that modify the analysis companies must perform in order to determine whether a legal entity should be consolidated. The new guidance includes modifications related to: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary, 4) the effect of related parties on the primary beneficiary and 5) certain investment funds. This guidance will be applied on a modified retrospective basis on January 1, 2016. The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In January 2015, accounting guidance was issued to eliminate the concept of extraordinary items.  Current guidance requires extraordinary events, defined as both unusual in nature and infrequent in occurrence, to be reported as separate line items from results of ordinary operations within company financial statements. Going forward the disclosure requirements will be for items and events which are unusual in nature and/or infrequent in occurrence. Companies have the option of disclosing as a separate component of income from continuing operations or disclosing unusual and or infrequent events in the notes to the financial statements. The guidance will be applied prospectively on January 1, 2016.  The guidance is not expected to have a material effect on the company’s consolidated financial statements.

In August 2014, accounting guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective on January 1, 2017, and is not expected to have a material effect on the company’s consolidated financial statements.

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

Metal food and household products packaging:  Consists of operations in the U.S., Europe, Canada, Mexico, Argentina and India, which manufacture and sell steel food, aerosol, paint, general line and decorative specialty containers, as well as extruded aluminum beverage and aerosol containers and aluminum slugs.

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

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2015	2014	2013

Coca-Cola Bottlers’ Sales & Services Company LLC	11%	11%	11%
MillerCoors LLC and SABMiller plc	10%	10%	9%
U.S. Government	10%	10%	10%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Foreign	Consolidated

2015	$4,738.0	$3,259.0	$7,997.0
2014	5,090.7	3,479.3	8,570.0
2013	5,103.9	3,364.2	8,468.1

Summary of Net Long-Lived Assets by Geographic Area (a) (b)

($ in millions)	U.S.	Brazil	Other	Consolidated

2015	$1,291.3	$463.1	$1,312.7	$3,067.1
2014	1,219.4	458.6	1,125.4	2,803.4

(a)         Includes intercompany eliminations.

(b)         Long-lived assets exclude goodwill, intangible assets and noncurrent restricted cash.

Ball Corporation

Notes to the Consolidated Financial Statements

3.  Business Segment Information (continued)

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2015	2014	2013

Net sales
Metal beverage packaging, Americas & Asia	$4,245.3	$4,246.8	$4,193.4
Metal beverage packaging, Europe	1,652.7	1,896.3	1,828.3
Metal food & household products packaging	1,296.6	1,504.4	1,558.6
Aerospace & technologies	810.1	934.8	897.1
Corporate and intercompany eliminations	(7.7)	(12.3)	(9.3)
Net sales	$7,997.0	$8,570.0	$8,468.1

Net earnings
Metal beverage packaging, Americas & Asia	$510.9	$534.8	$512.4
Business consolidation and other activities	(24.1)	(7.5)	(3.6)
Total metal beverage packaging, Americas & Asia	486.8	527.3	508.8

Metal beverage packaging, Europe	192.3	222.9	182.6
Business consolidation and other activities	(9.8)	(8.7)	(10.6)
Total metal beverage packaging, Europe	182.5	214.2	172.0

Metal food & household products packaging	107.7	154.2	177.4
Business consolidation and other activities	(0.5)	(41.9)	(63.7)
Total metal food & household products packaging	107.2	112.3	113.7

Aerospace & technologies	81.8	93.6	80.1
Business consolidation and other activities	0.7	(13.9)	(0.2)
Total aerospace & technologies	82.5	79.7	79.9

Segment earnings before interest and taxes	859.0	933.5	874.4

Undistributed corporate expenses and intercompany eliminations, net	(92.8)	(86.4)	(78.3)
Business consolidation and other activities	(161.0)	(8.5)	(0.7)
Total undistributed and corporate expenses and intercompany eliminations, net	(253.8)	(94.9)	(79.0)

Earnings before interest and taxes	605.2	838.6	795.4

Interest expense	(143.2)	(159.9)	(183.8)
Debt refinancing and other costs	(116.5)	(33.1)	(28.0)
Total interest expense	(259.7)	(193.0)	(211.8)
Tax (provision) benefit	(47.0)	(149.9)	(149.6)
Equity in results of affiliates, net of tax	4.4	2.3	0.6
Net earnings from continuing operations	302.9	498.0	434.6
Discontinued operations, net of tax	—	—	0.4
Net earnings	302.9	498.0	435.0
Less net earnings attributable to noncontrolling interests	(22.0)	(28.0)	(28.2)
Net earnings attibutable to Ball Corporation	$280.9	$470.0	$406.8

Ball Corporation

Notes to the Consolidated Financial Statements

3.  Business Segment Information (continued)

	Years Ended December 31,
($ in millions)	2015	2014	2013

Depreciation and Amortization
Metal beverage packaging, Americas & Asia	$134.5	$128.7	$121.9
Metal beverage packaging, Europe	59.9	62.5	87.0
Metal food & household products packaging	58.7	57.1	59.4
Aerospace & technologies	26.8	26.2	24.1
Segment depreciation and amortization	279.9	274.5	292.4
Corporate	5.6	6.4	7.5
Depreciation and amortization	$285.5	$280.9	$299.9

Capital Expenditures
Metal beverage packaging, Americas & Asia	$308.6	$160.1	$224.0
Metal beverage packaging, Europe	121.5	108.6	75.4
Metal food & household products packaging	60.8	81.6	43.0
Aerospace & technologies	28.1	30.1	29.4
Segment capital expenditures	519.0	380.4	371.8
Corporate	8.9	10.4	6.5
Capital expenditures	$527.9	$390.8	$378.3

	December 31,
($ in millions)	2015	2014

Total Assets
Metal beverage packaging, Americas & Asia	$3,598.1	$3,422.8
Metal beverage packaging, Europe	2,474.7	2,274.5
Metal food & household products packaging	1,527.8	1,508.1
Aerospace & technologies	402.6	411.6
Segment assets	8,003.2	7,617.0
Corporate assets, net of eliminations	1,773.8	(46.0)
Total assets	$9,777.0	$7,571.0

Investments in Affiliates
Metal beverage packaging, Americas & Asia	$32.6	$31.3
Metal beverage packaging, Europe	0.3	0.5
Corporate	1.4	1.4
Total investments in affiliates	$34.3	$33.2

Ball Corporation

Notes to the Consolidated Financial Statements

4.  Acquisitions

Rexam PLC (Rexam)

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 shares of the company. The transaction valued Rexam at 610 pence per share based on the company’s 90-day volume weighted average stock price as of February 17, 2015, and an exchange rate of US $1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion). The actual value of the transaction will be determined based on the exchange rate and the company’s stock price at the time of the closing of the transaction. As described below, the company has entered into collar and option contracts to partially mitigate its currency exchange risk with regard to the cash component of the purchase price.

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

Ball currently expects to complete the Rexam acquisition during the first half of 2016, subject to final regulatory approval by the European Commission (EC), Brazil’s Council for Economic Defence (CADE) and the Federal Trade Commission (FTC), the completion of the Rexam acquisition divestitures required by the regulators and other customary closing conditions; however, there can be no assurances that the Rexam acquisition or the Rexam acquisition divestitures will be completed by such time, or on the terms described herein, or at all. The European Commission (EC) and Brazil’s Council for Economic Defence (CADE) have provided conditional clearance of the proposed acquisition, subject to their approval of the proposed buyer of the divested assets and other customary regulatory processes.

Ball owned interests in a joint venture company (Latapack-Ball) organized and operating in Brazil. During October and November 2015, Ball and its joint venture partners reached an agreement to exchange all of their interest in Latapack-Ball for a total of approximately 5.7 million treasury shares of Ball common stock and $17.4 million of cash. The acquisition of the noncontrolling interests in the joint venture was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball.

Long-Term Debt

In February 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. In December 2015, the company issued senior notes totaling $1 billion, €400 million and €700 million due 2020, 2020, and 2023, respectively, with rates of 4.375 percent, 3.5 percent and 4.375 percent, respectively. Pursuant to the terms of the unsecured bridge loan agreement, the company deposited the net proceeds from the issuance of such notes into escrow accounts, recorded as restricted cash, (from which proceeds would be released, subject to certain conditions, to pay a portion of the cash consideration payable to Rexam shareholders and related fees and expenses), which reduced the commitments under the unsecured bridge loan agreement to £1.9 billion.  If the Rexam acquisition is not consummated on or prior to November 15, 2016, we will be required to effect the redemption of all of the outstanding notes from the December 2015 senior note issuances at the redemption price applicable to each series. This would result in the use of restricted cash and other available funds to redeem these senior notes and pay any additional fees. However, the senior note offerings are not conditioned upon the Rexam acquisition. See Note 13 for further details related to these transactions.

Ball Corporation

Notes to the Consolidated Financial Statements

4.  Acquisitions (continued)

On February 19, 2015, the company entered into a $3 billion revolving credit facility to replace the existing approximate $1 billion bank credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.  In June 2015, during a subsequent debt offering, the company issued $1 billion of 5.25 percent senior notes, thereby reducing the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. See Note 13 for further details related to these transactions.

Currency Exchange Rate and Interest Rate Risks

During 2015, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £1.8 billion ($2.7 billion). In connection with the December 2015 issuance of $1 billion of U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt issuance to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of our business.  The cross-currency swaps have a notional amount of $1.0 billion and expire within five years. These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the consolidated statements of earnings in business consolidation and other activities.

Also in 2015, the company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At December 31, 2015, the company had U.S. and European outstanding interest rate swaps with notional amounts totaling approximately $200 million and €1,750 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. Subsequent to 2015, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million). These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap and option contracts are recorded in the consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

For further details related to the aforementioned currency exchange rate and interest rate risks, and the valuation of these derivatives, see Notes 5 and 19.

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

5.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/gains included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2015	2014	2013

Metal beverage packaging, Americas & Asia	$(24.1)	$(7.5)	$(3.6)
Metal beverage packaging, Europe	(9.8)	(8.7)	(10.6)
Metal food & household products packaging	(0.5)	(41.9)	(63.7)
Aerospace & technologies	0.7	(13.9)	(0.2)
Corporate and other	(161.0)	(8.5)	(0.7)
	$(194.7)	$(80.5)	$(78.8)

Ball Corporation

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

2015

Metal Beverage Packaging, Americas and Asia

During 2015, the company announced the closure of its Bristol, Virginia, metal beverage packaging end-making facility, which is expected to cease production in the second quarter of 2016. The closure will realign end-making capacities in North America to better position the company to meet customer demand. The company recorded charges of $18.8 million in 2015, which are comprised of $16.8 million in severance, pension and other employee benefits and other individually insignificant items totaling $2.0 million.

During 2015, the company recorded charges of $3.5 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations and for ongoing costs related to previously closed facilities.

During the year ended December 31, 2015, the company also recognized charges of $1.8 million for individually insignificant items.

Metal Beverage Packaging, Europe

During 2015, the company recorded a charge of $4.7 million for the write down of property held for sale to fair value less cost to sell.

During 2015, the company also recognized charges of $5.1 million for individually insignificant items.

Metal Food and Household Products Packaging

During 2015, the company recognized charges of $0.5 million for individually insignificant items.

Corporate

During the year ended December 31, 2015, the company recorded charges of $97.9 million for professional services and other costs associated with the proposed acquisition of Rexam announced in February 2015. Also during the year ended December 31, 2015, the company recognized losses of $41.0 million associated with the change in fair value of its collar and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam, further discussed in Note 19.

During 2015, the company recorded charges of $14.2 million for net foreign currency gains and losses from the revaluation of foreign currency denominated restricted cash held to pay a portion of the cash component of the proposed Rexam acquisition purchase price and the revaluation of the euro-denominated debt issuance in December 2015.  The company also recognized $7.4 million for cross-currency swaps in connection with the December 2015 issuance of the $1 billion senior notes due 2020 to more effectively match the future cash flows of our business. See Note 19 for additional information.

The company recorded charges in 2015 of $0.5 million for individually insignificant activities.

Aerospace & Technologies

During 2015, the company recognized a net of $0.7 million gain for individually insignificant items.

Ball Corporation

Notes to the Consolidated Financial Statements

5.  Business Consolidation and Other Activities (continued)

2014

Metal Beverage Packaging, Americas and Asia

During September 2014, the company executed a lump sum buyout offer to certain terminated vested pension plan participants in its U.S. defined benefit pension plans. The offer provided participants with a one-time election to receive a lump-sum payout in full settlement of their remaining pension benefits (see Note 15 for details). In connection with this offer, a non-cash charge of $13.9 million was recorded in the segment for the settlement of its pension benefit obligations in 2014.

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

During the fourth quarter, the company recorded charges of $1.1 million related to business reorganization activities in the company’s metal beverage packaging, Europe, operations. Also included in 2014 were charges of $4.8 million related to the write-off of previously capitalized costs associated with the company’s Lublin, Poland, facility, and for other insignificant activities.

Metal Food and Household Products Packaging

In the fourth quarter, the company recorded a provision against the balance of a long-term receivable of $16.5 million as a result of the financial difficulties of a metal food and household products packaging segment customer. This provision represented the company’s estimate of the most likely potential loss of value it expected to incur as a result of the financial condition of this customer.

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

6.  Receivables

	December 31,
($ in millions)	2015	2014

Trade accounts receivable	$759.3	$800.0
Less allowances for doubtful accounts	(5.4)	(7.0)
Net trade accounts receivable	753.9	793.0
Other receivables	131.5	164.1
	$885.4	$957.1

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $196.2 million and $205.8 million for the years ended December 31, 2015 and 2014, respectively, and included $144.7 million and $133.3 million at each period end, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 2.5 years, and the average length remaining on those contracts at December 31, 2015, was 11 months. At December 31, 2015, $195.1 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, certain vendor rebate receivables and other miscellaneous receivables.

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $600 million at December 31, 2015. A total of $478.7 million and $197.6 million were sold under these programs as of December 31, 2015 and 2014, respectively.

7.  Inventories

	December 31,
($ in millions)	2015	2014

Raw materials and supplies	$437.8	$479.2
Work-in-process and finished goods	504.2	579.2
Less inventory reserves	(43.6)	(41.7)
	$898.4	$1,016.7

Ball Corporation

Notes to the Consolidated Financial Statements

8.  Property, Plant and Equipment

	December 31,
($ in millions)	2015	2014

Land	$69.5	$64.6
Buildings	1,023.0	973.4
Machinery and equipment	3,904.2	3,612.5
Construction-in-progress	408.2	382.7
	5,404.9	5,033.2
Accumulated depreciation	(2,719.0)	(2,602.5)
	$2,685.9	$2,430.7

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $247.3 million, $239.5 million, and $261.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

9.  Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2013	$740.7	$1,037.2	$613.2	$8.6	$2,399.7
Business disposition	(1.2)	—	—	—	(1.2)
Effects of currency exchange rates	—	(123.3)	(20.7)	—	(144.0)
Balance at December 31, 2014	739.5	913.9	592.5	8.6	2,254.5
Business acquisition	—	—	35.5	—	35.5
Effects of currency exchange rates	—	(97.3)	(16.2)	—	(113.5)
Balance at December 31, 2015	$739.5	$816.6	$611.8	$8.6	$2,176.5

The company’s annual goodwill impairment test completed in the fourth quarter of 2015 indicated the fair value of the metal beverage packaging, Asia (Beverage Asia) reporting unit exceeded its carrying amount by approximately 25 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78.3 million at December 31, 2015.

10.  Restricted Cash

In December 2015, the company issued €400 million of 3.5 percent senior notes due in December 2020 and €700 million of 4.375 percent senior notes due in December 2023.  Subsequent to the issuance, the company converted the net euro proceeds to British pounds. The company elected to restrict the funds in an acquisition escrow account, which enabled the reduction of its unsecured, committed bridge loan agreement capacity from £3.3 billion to £1.9 billion.  The company issued additional senior notes due in December 2020 for $1 billion. At December 31, 2015, £792 million ($1,167 million) was held in a British pound denominated escrow account and $987.5 million was held in a U.S. dollar escrow account. The funds in the escrow accounts will be used to pay a portion of the cash component of the announced, proposed acquisition price of Rexam and was therefore recorded as noncurrent restricted cash. There was no noncurrent restricted cash balance at December 31, 2014. Subsequent to December 31, 2015, the company converted the U.S. dollars into British pounds.

Ball Corporation

Notes to the Consolidated Financial Statements

11.  Intangibles and Other Assets

	December 31,
($ in millions)	2015	2014

Investments in affiliates	$34.3	$33.2
Intangible assets (net of accumulated amortization of $132.9 million and $115.2 million at December 31, 2015 and 2014, respectively)	118.4	137.1
Capitalized software (net of accumulated amortization of $115.6 million and $103.8 million at December 31, 2015 and 2014, respectively)	76.6	62.6
Company and trust-owned life insurance	137.0	168.1
Deferred financing costs	79.7	36.3
Long-term deferred tax assets	59.6	66.5
Other	70.6	68.5
	$576.2	$572.3

Total amortization expense of intangible assets amounted to $38.2 million, $41.4 million, and $38.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Based on intangible asset values and currency exchange rates as of December 31, 2015, total annual intangible asset amortization expense is expected to be $40.0 million, $36.3 million, $32.0 million, $24.6 million and $21.3 million for the years 2016 through 2020, respectively, and $40.1 million combined for all years thereafter.

In the fourth quarter 2014, the company recorded a provision against the balance of a long-term receivable of $16.5 million as a result of the financial difficulties of a metal food and household products packaging segment customer (see Note 5).

12.  Leases

The company leases office, warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace and technologies segment. Certain of the company’s leases in effect at December 31, 2015, include renewal options and/or escalation clauses for adjusting lease expense based on various factors. Under the company’s lease arrangements, Ball has the option to purchase the leased equipment at the end of the lease term, or if the company elects not to do so, to compensate the lessors for the difference between the fair market value of the equipment and the guaranteed minimum residual value. The company’s maximum risk under these lease agreements was approximately $19.5 million as of December 31, 2015.

Total noncancellable operating leases in effect at December 31, 2015, require rental payments of $33.1 million, $26.5 million, $21.1 million, $16.2 million and $10.1 million for the years 2016 through 2020, respectively, and $44.7 million combined for all years thereafter. Lease expense for all operating leases was $65.6 million, $81.2 million, and $73.2 million in 2015, 2014 and 2013, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

13.  Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2015	2014

Notes Payable
6.75% Senior Notes, due September 2020	$—	$500.0
5.75% Senior Notes, due May 2021	—	500.0
5.25% Senior Notes, due July 2025	1,000.0	—
5.00% Senior Notes, due March 2022	750.0	750.0
4.375% Senior Notes, due December 2020	1,000.0	—
4.375% Senior Notes, euro denominated, due December 2023	760.3	—
4.00% Senior Notes, due November 2023	1,000.0	1,000.0
3.50% Senior Notes, euro denominated, due December 2020	434.5	—
Multi-currency revolver, due February 2018	—	—
Bridge Facility	—	—
Senior Credit Facilities, due June 2018 (at variable rates)
Term C Loan, euro denominated (2014 - 1.65%)	—	92.9
Latapack-Ball Notes Payable, denominated in various currencies
(2015 - 4.35%; 2014 - 4.14%)	167.5	204.2
Other (including discounts and premiums)	(4.5)	1.7
	5,107.8	3,048.8

Less: Current portion of long-term debt	(53.6)	(55.0)
	$5,054.2	$2,993.8

At December 31, 2015, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $2.2 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until February 2018. In addition to these facilities, the company had approximately $452 million of short-term uncommitted credit facilities available at December 31, 2015, of which $23.7 million was outstanding and due on demand. At December 31, 2014, the company had $10.1 million outstanding under short-term uncommitted credit facilities.  The weighted average interest rate of the outstanding short-term facilities was 0.9 percent at December 31, 2015, and 1.5 percent at December 31, 2014.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, with no amounts outstanding at December 31, 2015, and $110 million outstanding at December 31, 2014. This agreement, which has been amended and extended from time to time, is scheduled to mature in June 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balance in the company’s North American packaging businesses.

Ball Corporation

Notes to the Consolidated Financial Statements

13.  Debt and Interest Costs (continued)

Following is a summary of debt refinancing and other costs included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2015	2014	2013
Debt Refinancing and Other Costs:
Redemption of 6.75% and 5.75% senior notes, due September 2020 and May 2021, respectively	$(55.8)	$—	$—
Unsecured, committed bridge facility	(22.8)	—	—
Economic hedge - interest rate risk	(15.9)	—	—
Partial extinguishment of committed bridge facility	(10.7)	—	—
Partial extinguishment of revolving credit facility	(5.0)	—	—
Interest expense on 3.5% and 4.375% senior notes	(4.6)	—	—
Refinance of senior credit facilities	(1.7)	—	—
Redemption of 7.375% senior notes, due September 2019	—	(33.1)	—
Early repayment of Term A loan	—	—	(26.5)
Other individually insignificant	—	—	(1.5)
	$(116.5)	$(33.1)	$(28.0)

In February 2015, Ball entered into a new $3 billion revolving credit facility to replace the existing approximate $1 billion revolving credit facility, repay its $92.9 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. The new revolving credit facility expires in February 2018 and accrues interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent. In June 2015, Ball issued $1 billion of 5.25 percent senior notes due in July 2025. Ball used the net proceeds of the offering and other available cash to repay borrowings under its revolving credit facility and reduced the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In connection with this partial extinguishment, the company recorded a charge of $5.0 million, which is included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.

Also in February 2015, the company entered into a £3.3 billion unsecured bridge loan agreement, pursuant to which lending institutions have agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses. The unsecured bridge loan agreement will bear interest that can vary depending on the amount borrowed and the duration that the facility is outstanding.  These charges of $22.8 million are included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.  The interest for the unsecured bridge loan agreement can vary, not to exceed 7.0 percent per annum.  The availability under the unsecured bridge loan agreement was reduced to £1.9 billion, which resulted in the write-off of $10.7 million of unamortized deferred financing costs, which is included in debt refinancing and other costs.

In March 2015, Ball redeemed its outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively, at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts plus accrued interest. The redemption resulted in a pre-tax charge in interest expense of $55.8 million, composed of the redemption premiums and the write-offs of related debt financing costs.

In December 2015, the company issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023.  The company intends to use the proceeds to pay a portion of the cash consideration payable in the proposed Rexam acquisition.  Until the Rexam acquisition is consummated, the interest on these senior notes is recorded in debt refinancing and other costs, which totalled $4.6 million.  In the event the Rexam acquisition is not consummated on or prior to November 15, 2016, these senior notes will be callable by the lender, requiring the company to effect the redemption of all of the outstanding notes of each series at the applicable redemption price of face value plus accrued and unpaid interest. This would result in use of restricted cash to redeem these senior notes and pay any additional fees.

Ball Corporation

Notes to the Consolidated Financial Statements

13.  Debt and Interest Costs (continued)

In December 2013, Ball announced the redemption of its outstanding 7.375 percent senior notes due in September 2019 in the amount of $315.4 million. The redemption occurred on January 10, 2014, at a price per note of 108.01 percent of the outstanding principal amount plus accrued interest. The redemption of the bonds resulted in a pretax charge in the first quarter of 2014 of $33.1 million for the call premium and the write off of unamortized financing costs and premiums. These charges are included in debt refinancing and other costs, a component of interest expense, in the consolidated statement of earnings.

In June 2013, we amended the senior credit facilities and extended the term from December 2015 to June 2018. In connection with the amendment, we recorded a charge of $0.4 million for the write-off of unamortized financing costs, which is included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.

In May 2013, Ball: (1) issued $1 billion of 4.00 percent senior notes due in November 2023; (2) tendered for the redemption of its 7.125 percent senior notes originally due in September 2016 in the amount of $375 million, at a redemption price per note of 105.322 percent of the outstanding principal amount plus accrued interest; and (3) repaid the $125 million Term A loan, which was a component of the senior credit facilities. The redemption of the senior notes, all of which occurred in the second quarter of 2013, and the early repayment of the Term A loan resulted in charges of $26.5 million for the tender and call premiums, as well as the write-off of unamortized financing costs and issuance discounts. These charges are included in debt refinancing and other costs, a component of interest expense, in the consolidated statement of earnings.

The fair value of the long-term debt was estimated to be $5.2 billion at December 31, 2015, which approximated the carrying value of $5.1 billion. The fair value was estimated to be $3.1 billion at December 31, 2014, which approximated the carrying value of $3.0 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2015, have maturities (net of discounts of $8.5 million related to 2018) of $53.6 million, $47.6 million, $23.5 million, $11.3 million and $1,446.5 million in the years ending December 31, 2016 through 2020, respectively, and $3,525.3 million thereafter.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2015 and 2014, were $15.8 million and $16.3 million, respectively.

Interest payments (net of capitalized interest) were $130.0 million, $168.6 million and $187.5 million in 2015, 2014 and 2013, respectively.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 23 contains further details, as well as required condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

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

The company was in compliance with all loan agreements and debt covenants at December 31, 2015 and 2014, and has met all debt payment obligations.

Ball Corporation

Notes to the Consolidated Financial Statements

14.  Taxes on Income

The amount of earnings before income taxes is:

	Years Ended December 31,
($ in millions)	2015	2014	2013

U.S.	$46.4	$279.7	$242.9
Foreign	299.1	365.9	340.7
	$345.5	$645.6	$583.6

The provision for income tax expense is:

	Years Ended December 31,
($ in millions)	2015	2014	2013

Current
U.S.	$26.1	$50.8	$47.2
State and local	7.0	17.7	3.6
Foreign	75.7	69.5	100.4
Total current	108.8	138.0	151.2

Deferred
U.S.	(37.9)	8.9	28.5
State and local	(4.1)	(1.1)	(0.7)
Foreign	(19.8)	4.1	(29.4)
Total deferred (a)	(61.8)	11.9	(1.6)
Tax provision	$47.0	$149.9	$149.6

(a)         Amounts do not include tax benefits related to discontinued operations of $(0.2) million in 2013.

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2015	2014	2013

Statutory U.S. federal income tax	$120.9	$226.0	$204.3
Increase (decrease) due to:
Foreign tax rate differences	(50.7)	(57.3)	(45.5)
U.S. state and local taxes, net	1.8	6.9	1.6
U.S. taxes on foreign earnings, net of tax credits	1.7	11.8	26.4
U.S. manufacturing deduction	(3.8)	(6.8)	(4.3)
U.S. research and development tax credits	(14.8)	(8.5)	(17.9)
Uncertain tax positions, including interest	(3.6)	(7.9)	(3.4)
Company and trust-owned life insurance	(2.2)	(4.9)	(6.3)
Other, net	(2.3)	(9.4)	(5.3)
Provision for taxes	$47.0	$149.9	$149.6
Effective tax rate expressed as a percentage of pretax earnings	13.6%	23.2%	25.6%

Ball Corporation

Notes to the Consolidated Financial Statements

14.  Taxes on Income (continued)

The 2015 full year effective income tax rate was 13.6 percent compared to 2014 of 23.2 percent. The lower tax rate in 2015 compared to 2014 was primarily due to business consolidation and other activities incurred in the U.S., lower U.S. taxes on foreign earnings, and increased research and development tax credits, partially offset by decreased favorable nonrecurring discrete tax items in the 2015 effective tax rate.

The 2014 full year effective income tax rate was 23.2 percent compared to 2013 of 25.6 percent. The lower tax rate in 2014 was primarily the result of a higher foreign tax rate differential, lower U.S. taxes on foreign earnings and the 2014 releases of uncertain tax positions which exceeded those occurring in 2013, partially offset by lower 2014 U.S. research and development tax credits.

Ball’s Serbian subsidiary was granted an income tax holiday that applies to only a portion of earnings and expired at the end of 2015. In addition, the Serbian subsidiary was granted tax relief equal to 80 percent of additional local investment with a ten-year period that will expire in 2022. The tax relief may be used to offset tax on earnings not covered by the initial tax holiday and has $18.8 million remaining as of December 31, 2015. In 2011 and 2012, Ball’s Brazilian subsidiary was granted two tax holidays expiring in 2021 and 2022. Under the terms of the holidays, a certain portion of Brazil earnings receive up to a 19 percent tax exemption. The exemption reduced income tax by $16.1 million, $16.4 million and $14.7 million in 2015, 2014, and 2013, respectively. One of Ball’s Polish subsidiaries was granted a tax holiday in 2014 based on new capital investment.  The holiday provides up to $33.9 million of tax relief over a ten year period.

Due to the U.S. tax status of certain Ball subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. Current taxes are also provided on certain other undistributed earnings that are currently taxable in the U.S. Net U.S. taxes primarily provided for Brazil, Canada and PRC earnings in 2015, 2014, and 2013 were $1.7 million, $11.8 million and $26.4 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign subsidiaries. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. As a result, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries totaled $2,021.7 million as of December 31, 2015. It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings to the U.S.; however, repatriation of these earnings could result in a material increase to the company’s effective tax rate.

Net income tax payments were $58.4 million, $163.2 million and $111.4 million in 2015, 2014 and 2013, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

14.  Taxes on Income (continued)

The significant components of deferred tax assets and liabilities were:

	December 31,
($ in millions)	2015	2014

Deferred tax assets:
Deferred compensation	$109.6	$105.7
Accrued employee benefits	113.0	128.1
Plant closure costs	3.1	3.4
Accrued pensions	177.3	175.5
Inventory and other reserves	21.2	19.4
Net operating losses, foreign tax credits and other tax attributes	105.0	108.8
Unrealized losses on currency exchange and derivative transactions	57.1	24.4
Transaction costs	33.9	—
Other	32.4	26.2
Total deferred tax assets	652.6	591.5
Valuation allowance	(90.3)	(92.4)
Net deferred tax assets	562.3	499.1
Deferred tax liabilities:
Property, plant and equipment	(267.2)	(242.4)
Goodwill and other intangible assets	(155.2)	(141.1)
Other	(17.3)	(30.2)
Total deferred tax liabilities	(439.7)	(413.7)
Net deferred tax asset (liability)	$122.6	$85.4

The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2015	2014

Deferred taxes and other current assets	$96.3	$54.9
Intangibles and other assets, net	59.6	66.5
Other current liabilities	(3.1)	(3.6)
Deferred taxes and other liabilities	(30.2)	(32.4)
Net deferred tax asset	$122.6	$85.4

At December 31, 2015, Ball’s European subsidiaries had net operating loss carryforwards, primarily with no expiration date, of $34.6 million with a related tax benefit of $9.7 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, expiring between 2027 and 2034, of $96.0 million with a related tax benefit of $25.4 million. One of Ball’s Mexican subsidiaries had net operating loss carryforwards of $23.1 million with a related tax benefit of $6.9 million expiring between 2021 and 2025. Due to the uncertainty of ultimate realization, the European and Canadian benefits have been fully offset by valuation allowances while the Mexican net operating losses are expected to be fully utilized.  A few of Ball’s U.S. subsidiaries had state net operating loss carryforwards with a tax benefit of $13.9 million that expire between 2016 and 2034. At December 31, 2015, the company had foreign tax credit carryforwards of $47.1 million expiring between 2018 and 2024; however, due to the uncertainty of realization, the benefits of state net operating losses and foreign tax credit carryforwards have been fully offset by valuation allowances.

Ball Corporation

Notes to the Consolidated Financial Statements

14.  Taxes on Income (continued)

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2015	2014	2013

Balance at January 1	$65.5	$78.3	$76.6
Additions based on tax positions related to the current year	1.0	1.4	1.7
Additions for tax positions of prior years	2.2	7.7	5.5
Reductions for settlements	(8.4)	—	(7.2)
Reductions due to lapse of statute of limitations	(5.7)	(16.5)	(0.2)
Effect of foreign currency exchange rates	(4.1)	(5.4)	1.9
Balance at December 31	$50.5	$65.5	$78.3

The annual provisions for income taxes included tax benefits related to uncertain tax positions, including interest, of $3.6 million, $7.9 million and $3.4 million in 2015, 2014 and 2013, respectively.

At December 31, 2015, the amount of unrecognized tax benefits that, if recognized, would reduce tax expense was $57.2 million. Within the next 12 months, it is reasonably possible that unrecognized tax benefits may decrease by as much as $0.1 million as a result of settlements with various taxing jurisdictions. The company and its subsidiaries file various income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2012. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2008. The company’s significant non-U.S. filings are in Germany, France, the United Kingdom, the Netherlands, Poland, Serbia, Switzerland, the PRC, Canada, Brazil, the Czech Republic, Mexico and Argentina. At December 31, 2015, the company is either under examination or has been notified of a pending examination by tax authorities in Germany, the United Kingdom, Hong Kong, Canada and various U.S. states.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $1.6 million of tax benefit, $1.3 million of tax expense and $2.7 million of tax expense in 2015, 2014 and 2013, respectively, for potential interest on these items. At December 31, 2015 and 2014, the accrual for uncertain tax positions included potential interest expense of $9.2 million and $11.2 million, respectively. No penalties have been accrued.

15.  Employee Benefit Obligations

	December 31,
($ in millions)	2015	2014

Underfunded defined benefit pension liabilities	$705.1	$724.1
Less current portion and prepaid pension assets	(16.6)	(19.4)
Long-term defined benefit pension liabilities	688.5	704.7
Retiree medical and other postemployment benefits	147.8	169.0
Deferred compensation plans	280.8	272.2
Other	30.1	32.4
	$1,147.2	$1,178.3

The company’s pension plans cover U.S., Canadian and European employees meeting certain eligibility requirements. The defined benefit plans for salaried employees, as well as those for hourly employees in Germany and the United Kingdom, provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German plans are not funded, the company maintains book reserves, and annual additions to the reserves are generally tax deductible. With the exception of the German plans, our policy is to fund the defined benefit plans in amounts at least sufficient to satisfy statutory funding requirements taking into consideration what is currently deductible under existing tax laws and regulations.

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

The company also participates in multi-employer defined benefit plans for which Ball is not the sponsor. The aggregated annual 2015 expense for these plans of $1.3 million, which approximated the total annual funding, is included in the summary of net periodic benefit cost. The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.  In the event that Ball withdraws from participation in one of these plans, then applicable law could require the company to make additional lump-sum contributions to the plan. The company’s withdrawal liability for any multi-employer defined benefit pension plan would depend on the extent of the plan’s funding of vested benefits.  Additionally, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the plan.

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

Defined Benefit Pension Plans

An analysis of the change in benefit accruals for 2015 and 2014 follows:

	December 31,
	2015				2014
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Change in projected benefit
obligation:
Benefit obligation at prior year end	$1,416.1	$743.2		$2,159.3	$1,284.2	$704.6		$1,988.8
Service cost	52.1	14.9		67.0	46.3	13.4		59.7
Interest cost	57.2	18.4		75.6	62.0	25.7		87.7
Benefits paid	(99.9)	(28.0)		(127.9)	(51.4)	(32.7)		(84.1)
Net actuarial (gains) losses	(70.9)	(37.1)		(108.0)	184.0	105.4		289.4
Effect of exchange rates	—	(64.5)		(64.5)	—	(73.2)		(73.2)
Settlements/curtailments/special
termination	3.8	—		3.8	(102.8)	—		(102.8)
Plan amendments and other	3.3	(0.2)		3.1	(6.2)	—		(6.2)
Benefit obligation at year end	1,361.7	646.7		2,008.4	1,416.1	743.2		2,159.3
Change in plan assets:
Fair value of assets at prior year end	1,098.0	337.2		1,435.2	1,109.5	277.4		1,386.9
Actual return on plan assets	(11.1)	9.6		(1.5)	48.4	65.2		113.6
Employer contributions	0.6	1.6		2.2	94.3	26.9		121.2
Contributions to unfunded
German plans (a)	—	18.1		18.1	—	22.2		22.2
Benefits paid	(99.9)	(28.0)		(127.9)	(51.4)	(32.7)		(84.1)
Effect of exchange rates	—	(22.8)		(22.8)	—	(21.8)		(21.8)
Settlements	—	—		—	(102.8)	—		(102.8)
Fair value of assets at end of year	987.6	315.7		1,303.3	1,098.0	337.2		1,435.2
Underfunded status	$(374.1)	$(331.0	)(a)	$(705.1)	$(318.1)	$(406.0	)(a)	$(724.1)

(a)         The German plans are unfunded and the liability is included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The German plans represented $317.1 million and $393.9 million of the total unfunded status at December 31, 2015 and 2014, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employment Benefit Obligations (continued)

Amounts recognized in the consolidated balance sheets for the funded status consisted of:

	December 31,
	2015			2014
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Prepaid pension cost	$—	$1.5	$1.5	$—	$1.8	$1.8
Defined benefit pension liabilities	(374.1)	(332.5)	(706.6)	(318.1)	(407.8)	(725.9)
	$(374.1)	$(331.0)	$(705.1)	$(318.1)	$(406.0)	$(724.1)

Amounts recognized in accumulated other comprehensive earnings (loss) consisted of:

	December 31,
	2015			2014
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$586.7	$128.8	$715.5	$606.3	$183.0	$789.3
Net prior service cost (credit)	11.2	(1.6)	9.6	7.9	(1.9)	6.0
Tax effect and currency exchange rates	(253.1)	(27.1)	(280.2)	(239.0)	(50.1)	(289.1)
	$344.8	$100.1	$444.9	$375.2	$131.0	$506.2

The accumulated benefit obligation for all U.S. defined benefit pension plans was $1,301.5 million and $1,355.2 million at December 31, 2015 and 2014, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $592.5 million and $675.1 million at December 31, 2015 and 2014, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2015				2014
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Projected benefit obligation	$1,361.7	$359.4		$1,721.1	$1,416.0	$440.2		$1,856.2
Accumulated benefit obligation	1,301.5	338.8		1,640.3	1,355.2	411.1		1,766.3
Fair value of plan assets	987.6	35.0	(a)	1,022.6	1,098.0	40.5	(a)	1,138.5

(a)         The German plans are unfunded and, therefore, there is no fair value of plan assets associated with them. The unfunded status of those plans was $317.1 million and $393.9 million at December 31, 2015 and 2014, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

Components of net periodic benefit cost were:

	Years Ended December 31,
	2015			2014			2013
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$52.1	$14.9	$67.0	$46.3	$13.4	$59.7	$48.7	$12.1	$60.8
Interest cost	57.2	18.4	75.6	62.0	25.7	87.7	55.2	24.0	79.2
Expected return on plan assets	(79.2)	(19.7)	(98.9)	(82.6)	(17.0)	(99.6)	(77.3)	(16.7)	(94.0)
Amortization of prior service cost	(1.1)	(0.4)	(1.5)	(0.1)	(0.5)	(0.6)	—	(0.4)	(0.4)
Recognized net actuarial loss	39.0	9.2	48.2	29.5	8.2	37.7	42.5	7.8	50.3
Curtailment and settlement losses (gains), including special termination benefits	4.9	—	4.9	45.3	—	45.3	6.1	1.7	7.8
Net periodic benefit cost for Ball-sponsored plans	72.9	22.4	95.3	100.4	29.8	130.2	75.2	28.5	103.7

Multi-employer plans:
Net periodic benefit cost, excluding curtailment loss	1.3	—	1.3	2.0	—	2.0	2.6	—	2.6
Curtailment and settlement losses (gains)	—	—	—	—	—	—	9.8	—	9.8
Net periodic benefit cost for multi-employer plans	1.3	—	1.3	2.0	—	2.0	12.4	—	12.4
Total net periodic benefit cost	$74.2	$22.4	$96.6	$102.4	$29.8	$132.2	$87.6	$28.5	$116.1

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

The estimated actuarial net gain (loss) and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2016 are a loss of $37.4 million and a gain of $1.4 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, are expected to be in the range of $31 million in 2016. This estimate may change based on changes in the Pension Protection Act and actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be $94.1 million, $97.4 million, $100.9 million, $104.5 million and $108.6 million for the years ending December 31, 2016 through 2020, respectively, and a total of $584 million for the years 2021 through 2025. Payments to participants in the unfunded German plans are expected to be approximately $16 million to $18 million in each of the years 2016 through 2020 and a total of $75 million for the years 2021 through 2025.

Weighted average assumptions used to determine benefit obligations for the North American plans at December 31 were:

	U.S.			Canada
	2015	2014	2013	2015	2014	2013
Discount rate	4.60%	4.15%	5.00%	3.50%	3.50%	4.25%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.00%	3.00%

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

Weighted average assumptions used to determine benefit obligations for the European plans at December 31 were:

	United Kingdom			Germany
	2015	2014	2013	2015	2014	2013
Discount rate	3.75%	3.75%	4.50%	2.25%	1.75%	3.25%
Rate of compensation increase	3.00%	3.00%	4.25%	2.50%	2.50%	2.75%
Pension increase	3.15%	3.15%	3.40%	1.75%	1.75%	1.75%

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2015, will be used to determine net periodic benefit cost for 2016. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an approximate $3.4 million increase in 2016 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in estimated additional pension expense of $4.8 million in 2016.

Weighted average assumptions used to determine net periodic benefit cost for the North American plans for the years ended December 31 were:

	U.S.			Canada
	2015	2014	2013	2015	2014	2013
Discount rate	4.15%	5.00%	4.13%	3.50%	4.25%	4.00%
Rate of compensation increase	4.80%	4.80%	4.80%	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.63%	4.00%	4.56%	4.55%

Weighted average assumptions used to determine net periodic benefit cost for the European plans for the years ended December 31 were:

	United Kingdom			Germany
	2015	2014	2013	2015	2014	2013
Discount rate	3.75%	4.50%	4.50%	1.75%	3.25%	3.25%
Rate of compensation increase	3.00%	4.25%	3.75%	2.50%	2.75%	2.75%
Pension increase	3.15%	3.40%	2.90%	1.75%	1.75%	1.75%
Expected long-term rate of return on assets	6.50%	6.50%	7.00%	N/A	N/A	N/A

Current financial accounting standards require that the discount rates used to calculate the actuarial present value of pension and other postretirement benefit obligations reflect the time value of money as of the measurement date of the benefit obligation and reflect the rates of return currently available on high quality fixed-income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. In addition, changes in the discount rate assumption should reflect changes in the general level of interest rates.

In selecting the U.S. discount rate for December 31, 2015, several benchmarks were considered, including Moody’s long-term corporate bond yield for A bonds, the Citigroup Pension Liability Index, the JP Morgan 15+ year corporate bond yield for A bonds and the Merrill Lynch 15+ year corporate bond yield for A bonds. In addition, the expected cash flows from the plans were modeled relative to the Citigroup Pension Discount Curve and matched to cash flows from a portfolio of bonds rated A or better. When determining the appropriate discount rate, the company contemplated the impact of lump sum payment options under its U.S. plans when considering the appropriate yield curve. In Canada the markets for locally denominated high-quality, longer term corporate bonds are relatively thin. As a result, the approach taken in Canada was to use yield curve spot rates to discount the respective benefit cash flows and to compute the underlying constant bond yield equivalent. The Canadian discount rate at December 31, 2015, was selected based on a review of the expected benefit payments for each of the Canadian defined benefit plans over the next 60 years and then discounting the resulting cash flows to the measurement date using the AA corporate bond spot rates to determine the equivalent level discount rate. In the United Kingdom and Germany, the company and its actuarial consultants considered the applicable iBoxx 15+ year AA corporate bond yields for the respective markets and determined a rate consistent with those expectations. In all countries, the discount rates selected for December 31, 2015, were based on the range of values obtained from cash flow specific methods, together with the changes in the general level of interest rates reflected by the benchmarks.

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

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

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and benefit payments. The market related value of plan assets used to calculate the expected return was $1,395.3 million for 2015, $1,470.9 million for 2014 and $1,238.5 million for 2013.

For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants.

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

Target asset allocations in the U.S. and Canada are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Assets contributed to the United Kingdom plans are invested using established percentages. Following are the target asset allocations established as of December 31, 2015:

	U.S.		Canada	United Kingdom(c)

Cash and cash equivalents	0-10%		0-2%	4%
Equity securities	10-75%	(a)	8-12%	20%
Fixed income securities	25-70%	(b)	88-92%	64%
Absolute return investments	—		—	9%
Alternative investments	0-35%		—	3%

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

(c)          The percentages provided reflect the asset allocation percentage at December 31, 2015. The portfolio mix is expected to be adjusted over time toward more fixed-income securities.

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2015	2014
Cash and cash equivalents	2%	3%
Equity securities	37%	38%
Fixed income securities	52%	50%
Alternative investments	9%	9%
	100%	100%

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

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets are summarized in the tables below:

	December 31, 2015
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$2.9	$66.0	$—	$68.9
Corporate equity securities:
Consumer discretionary	46.6	—	—	46.6
Financials	37.4	—	—	37.4
Healthcare	25.9	—	—	25.9
Industrials	61.2	—	—	61.2
Information technology	53.2	—	—	53.2
Other	34.1	18.4	—	52.5
U.S. government and agency securities:
FHLMC mortgage backed securities	—	14.4	—	14.4
FNMA mortgage backed securities	—	55.9	—	55.9
Treasury bonds	31.7	—	—	31.7
Other	11.7	12.2	—	23.9
Corporate bonds and notes:
Financials	—	91.5	—	91.5
Industrials	—	21.1		21.1
Oil and gas	—	21.5	—	21.5
Private placement	—	37.3	—	37.3
Other	—	84.6	—	84.6
Commingled funds
International	15.9	50.7	—	66.6
Other	2.2	64.1	—	66.3
Limited partnerships and other	—	64.4	62.7	127.1
Total assets	$322.8	$602.1	$62.7	$987.6

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

	December 31, 2014
($ in millions)	Level 1	Level 2	Level 3	Total

U.S. pension assets, at fair value:
Cash and cash equivalents	$0.9	$88.7	$—	$89.6
Corporate equity securities:
Consumer discretionary	53.8	—	—	53.8
Industrials	58.7	—	—	58.7
Information technology	57.5	—	—	57.5
Other	116.6	34.4	—	151.0
U.S. government and agency securities:
FHLMC mortgage backed securities	—	14.7	—	14.7
FNMA mortgage backed securities	—	49.9	—	49.9
Other	49.1	13.1	—	62.2
Corporate bonds and notes:
Financials	—	96.5	—	96.5
Oil and gas	—	33.4	—	33.4
Private placement	—	44.8	—	44.8
Other	—	113.5	—	113.5
Commingled funds
International	19.5	68.7	—	88.2
Other	3.3	50.3	—	53.6
Limited partnerships and other	—	67.6	63.0	130.6
Total assets	$359.4	$675.6	$63.0	$1,098.0

The following is a reconciliation of the U.S. Level 3 assets for the two years ended December 31, 2015 (dollars in millions):

Balance at December 31, 2013	$51.9
Actual return on plan assets relating to assets still held at the reporting date	9.5
Purchases	9.1
Sales	(7.5)
Balance at December 31, 2014	63.0
Actual return on plan assets relating to assets still held at the reporting date	3.3
Purchases	7.9
Sales	(11.5)
Balance at December 31, 2015	$62.7

	December 31,
($ in millions)	2015	2014

Canadian pension assets, at fair value (all Level 2):
Equity commingled funds	$3.0	$3.9
Fixed income commingled funds	27.5	34.5
Fixed income securities	6.8	8.7
Total assets	$37.3	$47.1

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

	December 31,
($ in millions)	2015	2014

U.K. pension assets, at fair value (all Level 2):
Cash and cash equivalents	$10.9	$—
Equity commingled funds	54.4	71.3
Fixed income commingled funds	174.0	174.1
Absolute return funds	24.5	17.2
Alternative investments	8.2	22.8
Net assets	$272.0	$285.4

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

An analysis of the change in other postretirement benefit accruals for 2015 and 2014 follows:

($ in millions)	2015	2014

Change in benefit obligation:
Benefit obligation at prior year end	$154.1	$155.4
Service cost	1.5	1.4
Interest cost	6.0	7.3
Benefits paid	(8.7)	(11.4)
Net actuarial (gain) loss	(17.3)	3.1
Special termination benefits	2.1	—
Effect of exchange rates and other	(2.9)	(1.7)
Benefit obligation at year end	$134.8	$154.1

Components of net periodic benefit cost were:

	Years Ended December 31,
($ in millions)	2015	2014	2013

Service cost	$1.5	$1.4	$1.7
Interest cost	6.0	7.3	6.6
Amortization of prior service cost	(0.6)	(0.5)	(0.5)
Recognized net actuarial loss (gain)	(1.6)	(1.5)	(0.6)
Special termination benefits	2.1	—	1.9
Net periodic benefit cost	$7.4	$6.7	$9.1

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Employee Benefit Obligations (continued)

Approximately $2.5 million of estimated net actuarial gain and $0.6 million of prior service benefit will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2016.

The assumptions used for the determination of benefit obligations and net periodic benefit cost were the same as those used for the U.S. and Canadian defined benefit pension plans. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

For the U.S. health care plans at December 31, 2015, a 7.5 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to decrease to 5 percent in 2021 and remain at that level thereafter. For the Canadian plans, a 4.5 percent health care cost trend rate was used, which was assumed to increase to 5 percent by 2018 and remain at that level in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the total of service and interest cost by $0.2 million and the postretirement benefit obligation by $2.9 million. A one-percentage point decrease would decrease the total of service and interest cost by $0.2 million and the postretirement benefit obligation by $2.8 million.

Deferred Compensation Plans

Certain management employees may elect to defer the payment of all or a portion of their annual incentive compensation into the company’s deferred compensation plan and/or the company’s deferred compensation stock plan. The employee becomes a general unsecured creditor of the company with respect to any amounts deferred. Amounts deferred into the deferred compensation stock plan receive a 20 percent company match with a maximum match of $20,000 per year. Amounts deferred into the deferred compensation stock plan are represented in the participant’s account as stock units, with each unit having a value equivalent to one share of Ball’s common stock. Participants in the deferred compensation stock plan are allowed to reallocate a prescribed number of units to other notional investment funds subject to specified time constraints.

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $23.6 million, $23.6 million and $23.5 million for 2015, 2014 and 2013, respectively.

In addition, substantially all employees within the company’s aerospace and technologies segment who participate in Ball’s 401(k) plan may receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized no additional compensation expenses related to this program in 2015 and 2013 and $4.7 million of additional compensation expense in 2014.

16.  Shareholders’ Equity

At December 31, 2015, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

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

Ball Corporation

Notes to the Consolidated Financial Statements

16.  Shareholders’ Equity (continued)

The company’s share repurchases, net of issuances, totaled $99.5 million in 2015, $360.1 million in 2014 and $398.8 million in 2013.

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

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

December 31, 2013	$180.7	$(391.8)	$(38.8)	$(249.9)
Other comprehensive earnings (loss) before reclassifications	(199.1)	(159.4)	4.3	(354.2)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	51.3	30.7	82.0
December 31, 2014	(18.4)	(499.9)	(3.8)	(522.1)
Other comprehensive earnings (loss) before reclassifications	(165.1)	25.4	(18.2)	(157.9)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	29.6	10.5	40.1
December 31, 2015	$(183.5)	$(444.9)	$(11.5)	$(639.9)

Ball Corporation

Notes to the Consolidated Financial Statements

16.  Shareholders’ Equity (continued)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

($ in millions)	December 31,
	2015	2014	2013
Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$5.4	$(6.2)	$8.4
Commodity contracts and currency exchange contracts recorded in cost of sales	(23.6)	(27.2)	(35.9)
Currency exchange contracts recorded in SG&A expense	1.7	—	—
Interest rate contracts recorded in interest expense	(0.2)	—	(1.0)
Total before tax effect	(16.7)	(33.4)	$(28.5)
Tax benefit (expense) on amounts reclassified into earnings	6.2	2.7	7.1
Recognized gain (loss)	$(10.5)	$(30.7)	$(21.4)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$1.0	$0.6	$1.0
Actuarial gains (losses)	(47.7)	(36.8)	(49.8)
Effect of pension settlement	—	(45.3)	—
Total before tax effect	(46.7)	(81.5)	(48.8)
Tax benefit (expense) on amounts reclassified into earnings	17.1	30.2	18.2
Recognized gain (loss)	$(29.6)	$(51.3)	$(30.6)

(a)         These components are included in the computation of net periodic benefit cost included in Note 15.

Noncontrolling Interest

Ball acquired the remaining interests in its Latapack-Ball joint venture in Brazil for consideration of approximately 5.7 million treasury shares of Ball common stock, valued at $403.0 million, and $17.4 million in cash.  The accounting guidance requires changes in noncontrolling interests that do not result in a change of control to be recorded as an equity transaction. Where there is a difference between the fair value of consideration paid and the carrying value of the noncontrolling interest, it is recorded to common stock. The difference of $220.2 million between the noncontrolling interest carrying value of $200.2 million at the time of acquisition and the fair value of the consideration paid of $420.4 million was recorded as a decrease to common stock. The acquisition of the joint venture company was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball Corporation.

17.  Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of stock option activity for the year ended December 31, 2015, follows:

Ball Corporation

Notes to the Consolidated Financial Statements

17.  Stock-Based Compensation Programs (continued)

	Outstanding Options and SSARs
	Number of Shares	Weighted Average Exercise Price

Beginning of year	9,738,030	$32.76
Granted	1,231,865	66.15
Exercised	(1,201,987)	27.92
Canceled/forfeited	(51,657)	46.74
End of period	9,716,251	37.50

Vested and exercisable, end of period	6,748,255	$30.15
Reserved for future grants	8,657,680

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2015, was 5.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $342.3 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2015, was 4.1 years and the aggregate intrinsic value was $287.4 million. The company received $21.6 million, $22.9 million and $17.0 million from options exercised during 2015, 2014 and 2013, respectively, and the intrinsic value associated with these exercises was $32.9 million, $31.4 million and $17.1 million for the same periods, respectively. The tax benefit associated with the company’s stock compensation programs was $21.3 million for 2015, and was reported as other financing activities in the consolidated statement of cash flows. The total fair value of options and SSARs vested during 2015, 2014 and 2013 was $11.7 million, $13.3 million and $11.4 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2015, 2014 and 2013 have estimated weighted average fair values at the date of grant of $14.20 per share, $9.81 per share and $8.69 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will equal the fair value estimated at the grant date. The fair values were estimated using the following weighted average assumptions:

	2015 Grants	2014 Grants	2013 Grants

Expected dividend yield	0.79%	1.06%	1.13%
Expected stock price volatility	22.11%	21.41%	22.02%
Risk-free interest rate	1.39%	1.65%	1.02%
Expected life of options (in years)	5.85 years	5.50 years	5.50 years

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

Following is a summary of restricted stock activity for the year ended December 31, 2015:

	Number of Shares/Units	Weighted Average Grant Price

Beginning of year	1,220,661	$33.92
Granted	192,831	68.83
Vested	(546,294)	28.17
Canceled/forfeited	(5,253)	52.62
End of period	861,945	45.27

Ball Corporation

Notes to the Consolidated Financial Statements

17.  Stock-Based Compensation Programs (continued)

In January 2015, 2014 and 2013, the company’s board of directors granted 116,559, 143,305 and 148,875 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date are based on the company’s increase in economic valued added (EVA®) dollars compared to the EVA® dollars generated in the calendar year prior to the grant and ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with the performance-contingent grants totaled $7.1 million, $6.9 million and $7.6 million in 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013, the company recognized in selling, general and administrative expenses pretax expense of $24.7 million ($15.4 million after tax), $25.1 million ($15.6 million after tax) and $24.5 million ($14.9 million after tax), respectively, for share-based compensation arrangements. At December 31, 2015, there was $35.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

In connection with the employee stock purchase plan, the company contributes 20 percent of each participating employee’s monthly payroll deduction up to a maximum contribution of $500 toward the purchase of Ball Corporation common stock. Company contributions for this plan were $3.5 million in 2015, 2014 and 2013.

18.  Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2015	2014	2013

Net earnings attributable to Ball Corporation	$280.9	$470.0	$406.8

Basic weighted average common shares	137,300	138,508	145,943
Effect of dilutive securities	3,684	3,922	3,280
Weighted average shares applicable to diluted earnings per share	140,984	142,430	149,223

Basic earnings per share	$2.05	$3.39	$2.79
Diluted earnings per share	$1.99	$3.30	$2.73

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled 1.2 million in 2015 and 1.3 million in 2013. There were no options or SSARs excluded in 2014.

19.  Financial Instruments and Risk Management

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

Ball Corporation

Notes to the Consolidated Financial Statements

19.  Financial Instruments and Risk Management (continued)

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

At December 31, 2015, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $509 million, of which approximately $436 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next three years. Included in shareholders’ equity at December 31, 2015, within accumulated other comprehensive earnings (loss) is a net after-tax loss of $12.7 million associated with these contracts. A net loss of $9.5 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2015, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At December 31, 2015, the company had outstanding interest rate swap contracts, excluding those related to the Rexam acquisition, with notional amounts of approximately $115 million paying fixed rates expiring within the next five years. The after-tax loss included in shareholders’ equity at December 31, 2015, within accumulated other comprehensive earnings (loss) is insignificant.

Interest Rate Risk—Rexam Acquisition

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. At December 31, 2015, the company had outstanding interest rate swaps with notional amounts totaling approximately $200 million and €1,750 million. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. Subsequent to 2015, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million).  These contracts were not designated as hedges, and therefore, changes in the fair value of these interest swap and option contracts are recognized in the consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense. The loss included in debt refinancing and other costs during 2015 associated with these contracts was $15.9 million. The contracts outstanding at the close of 2015, expire within the next four years.

Ball Corporation

Notes to the Consolidated Financial Statements

19.  Financial Instruments and Risk Management (continued)

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage significant currency exposures. At December 31, 2015, the company had outstanding exchange forward contracts and option contracts, excluding those for the Rexam acquisition, with notional amounts totaling approximately $695 million. Approximately $1.3 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at December 31, 2015, of which a net loss of $0.4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2015, expire within the next five years.

Currency Exchange Rate Risk — Rexam Acquisition

In connection with the announced, proposed acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. At December 31, 2015, the company had outstanding collar and option contracts with notional amounts totaling approximately £1.8 billion ($2.7 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized in the consolidated statements of earnings in business consolidation and other activities (see Note 5). During 2015, the company recognized a loss of $41.0 million associated with these contracts. The contracts outstanding at December 31, 2015, expire within the next year.

In connection with the December 2015 issuance of $1 billion of U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert the fixed-rate U.S. dollar issuance to a fixed-rate euro issuance for the life of the notes to more effectively match the future cash flows of our business.  The cross-currency swaps have a notional amount of $1.0 billion and expire within five years. These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized as business consolidation and other activities. During 2015, the company recognized a loss of $7.4 million associated with these contracts. See Note 5 for additional information.

In connection with the December 2015 issuance of €1.1 billion of senior notes (€400 million due 2020 and €700 million due 2023), the company subsequently converted the net euro proceeds to British pounds using new and existing currency derivative positions at an average exchange rate of approximately 1.37. The company elected to restrict the funds in an acquisition escrow account invested in British money market mutual funds denominated in pounds.  At December 31, 2015, £792 million ($1,167 million) was invested in the acquisition escrow accounts.  Changes in the U.S. dollar and the British pound exchange rate will result in gains or losses to the acquisition escrow account, recognized as business consolidation and other activities.  Subsequent to December 31, 2015, the company converted the U.S. dollars into British pounds. The British pound acquisition escrow account will be used to pay the cash component of the proposed acquisition price of Rexam.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. Based on current share levels in the program, each $1 change in the company’s stock price has an impact of $1.5 million on pretax earnings. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2016 and has a notional value of 1 million shares. As of December 31, 2015, the fair value of the swap was a $2.9 million gain. All gains and losses on the total return swap are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Ball Corporation

Notes to the Consolidated Financial Statements

19.  Financial Instruments and Risk Management (continued)

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $69.2 million and no collateral was required to be posted. As of December 31, 2014, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $12.4 million and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2015 and 2014, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2015			December 31, 2014
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$6.0	$4.0	$10.0	$3.8	$1.3	$5.1
Foreign currency contracts	1.9	5.6	7.5	0.8	3.5	4.3
Other contracts	—	2.9	2.9	—	—	—
Total current derivative contracts	$7.9	$12.5	$20.4	$4.6	$4.8	$9.4

Commodity contracts	$1.0	$—	$1.0	$2.2	$0.5	$2.7
Foreign currency contracts	0.2	—	0.2	—	—	—
Interest rate contracts	—	2.1	2.1	0.4	—	0.4
Total noncurrent derivative contracts	$1.2	$2.1	$3.3	$2.6	$0.5	$3.1

Liabilities:
Commodity contracts	$11.8	$5.1	$16.9	$6.9	$1.6	$8.5
Foreign currency contracts	—	33.0	33.0	1.6	1.3	2.9
Interest rate and other contracts	0.6	—	0.6	0.5	0.4	0.9
Total current derivative contracts	$12.4	$38.1	$50.5	$9.0	$3.3	$12.3

Commodity contracts	$7.9	$—	$7.9	$6.8	$0.5	$7.3
Interest rate contracts	0.1	23.3	23.4	0.3	—	0.3
Total noncurrent derivative contracts	$8.0	$23.3	$31.3	$7.1	$0.5	$7.6

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2015, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Consolidated Financial Statements

19.  Financial Instruments and Risk Management (continued)

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Years Ended December 31,
		2015		2014		2013
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Other Comprehensive Earnings (Loss) - Gain (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$5.4	$1.2	$(6.3)	$3.1	$8.4	$0.2

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(23.5)	(4.8)	(27.3)	1.3	(35.3)	(3.1)

Interest rate contracts - manage exposure for outstanding debt	Interest expense	(0.1)	—	—	—	(1.0)	—

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(15.9)	—	—	—	—

Foreign currency contracts - manage exposure to sales of products	Cost of sales	(0.2)	2.2	0.2	(1.0)	(0.6)	(0.1)

Foreign currency contracts - manage exposure for transactions between segments	Selling, general and administrative	1.7	(7.3)	—	(24.0)	—	7.4

Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	(41.0)	—	—	—	—

Cross currency swaps - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	(7.4)	—	—	—	—

Equity and inflation contracts	Selling, general and administrative	—	3.9	—	(2.6)	—	0.6
Total		$(16.7)	$(69.1)	$(33.4)	$(23.2)	$(28.5)	$5.0

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2015	2014	2013

Amounts reclassified into earnings:
Commodity contracts	$18.1	$33.6	$26.9
Interest rate contracts	0.1	—	1.0
Currency exchange contracts	(1.5)	(0.2)	0.6
Change in fair value of cash flow hedges:
Commodity contracts	(29.5)	4.1	(61.6)
Interest rate contracts	(0.2)	(0.3)	0.3
Currency exchange contracts	3.8	0.7	2.2
Foreign currency and tax impacts	1.5	(2.9)	0.7
	$(7.7)	$35.0	$(29.9)

Ball Corporation

Notes to the Consolidated Financial Statements

20.  Quarterly Results of Operations (Unaudited)

The company’s quarters in both 2015 and 2014 ended on March 31, June 30, September 30 and December 31.

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2015
Net sales	$1,923.1	$2,172.3	$2,097.0	$1,804.6	$7,997.0
Gross profit (a)	304.8	336.5	346.0	307.7	1,295.0
Earnings before taxes	$27.5	$237.8	$17.6	$62.6	$345.5
Net earnings attributable to Ball Corporation	$20.7	$160.4	$44.5	$55.3	$280.9

Basic earnings per share (b):	$0.15	$1.16	$0.32	$0.40	$2.05

Diluted earnings per share (b):	$0.15	$1.13	$0.32	$0.39	$1.99

2014
Net sales	$2,006.8	$2,291.9	$2,238.9	$2,032.4	$8,570.0
Gross profit (a)	336.5	387.9	372.4	336.9	1,433.7
Earnings before taxes	$144.1	$215.3	$187.9	$98.3	$645.6
Net earnings attributable to Ball Corporation	$93.5	$153.1	$147.4	$76.0	$470.0

Basic earnings per share (b):	$0.67	$1.10	$1.07	$0.56	$3.39

Diluted earnings per share (b):	$0.65	$1.07	$1.04	$0.54	$3.30

(a)         Gross profit is shown after depreciation and amortization related to cost of sales of $241.7 million and $232.8 million for the years ended December 31, 2015 and 2014, respectively.

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

Also in 1992, Ball entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the cleanup of the site. Waste Management, Inc., has agreed to guarantee the obligations of Waste Management. Waste Management and Denver may seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site might exceed $319 million in 2030, approximately three years before the projected completion of the project. In January 2015, Waste Management reported that total project costs to date were approximately $140 million. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes that may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered, which could add an additional cleanup cost of approximately $10 million. This additional cleanup cost could, in turn, add approximately $1 million to total site costs for the PRP group. At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. An allocator has been selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have begun to discuss various allocation proposals, and this process may last approximately two more years. During the third quarter of 2014, the PRP groups voted to include 20 new members. The USEPA issued the site Record of Decision (ROD) on December 2, 2014. Ball submitted its initial responses to the allocator’s questionnaire in March 2015, and after reviewing submissions from the PRPs alleging deficiencies in certain of Ball’s responses, the allocator denied certain of the allegations and directed the company to answer others, with supplemental responses expected to be submitted during the first quarter of 2016. Total site remediation costs of $342 million, to cover remediation of approximately 200 acres of river bottom, are expected according to the proposed remediation action plan, which does not include $100 million that has already been spent, and which will be allocated among the numerous PRPs in due course. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016 to determine the timeline for future steps in the litigation. Activity in the case is now scheduled to resume in the second half of 2016. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company’s operations in Brazil are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and tax incentives, and which amount to approximately $7.5 million. The company does not believe that the ultimate resolution of these matters will materially impact the company’s results of operations, financial position or cash flows. Under customary local regulations, the company’s Brazilian subsidiaries may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of those subsidiaries or Ball Corporation.

Ball Corporation

Notes to the Consolidated Financial Statements

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

The company records a liability for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liabilities, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

Debt Guarantees

The company’s obligations under its senior notes and senior credit facilities are fully and unconditionally guaranteed, on a joint and several basis, by certain of the company’s domestic subsidiaries. All obligations under the guarantees of the credit facilities are secured, with certain exceptions, by a valid first priority perfected lien or pledge on (i) 100 percent of the stock of each of the company’s present and future direct and indirect wholly owned material domestic subsidiaries and (ii) 65 percent of the stock of each of the company’s present and future wholly owned material first-tier foreign subsidiaries. These guarantees are required in support of the notes and credit facilities referred to above, terminate upon maturity of the obligations and certain other events as described in the note indentures and credit agreements and would require performance upon certain events referred to in the respective guarantees. The maximum potential amounts which could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective note indentures and credit agreements. The company is not in default under the above note indentures or credit facilities. The condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 23. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2015 and 2014, and for the three years ended December 31, 2015, 2014 and 2013. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,788.0	$3,258.9	$(49.9)	$7,997.0

Cost and expenses
Cost of sales (excluding depreciation and amortization)	(0.3)	(3,958.5)	(2,551.4)	49.9	(6,460.3)
Depreciation and amortization	(5.5)	(132.5)	(147.5)	—	(285.5)
Selling, general and administrative	(80.2)	(170.2)	(200.9)	—	(451.3)
Business consolidation and other activities	(159.4)	(18.6)	(16.7)	—	(194.7)
Equity in results of subsidiaries	452.8	215.5	—	(668.3)	—
Intercompany	206.8	(174.9)	(31.9)	—	—
	414.2	(4,239.2)	(2,948.4)	(618.4)	(7,391.8)

Earnings (loss) before interest and taxes	414.2	548.8	310.5	(668.3)	605.2
Interest expense	(139.2)	5.5	(9.5)	—	(143.2)
Debt refinancing and other costs	(114.6)	—	(1.9)	—	(116.5)
Total interest expense	(253.8)	5.5	(11.4)	—	(259.7)
Earnings (loss) before taxes	160.4	554.3	299.1	(668.3)	345.5
Tax (provision) benefit	120.5	(110.7)	(56.8)	—	(47.0)
Equity in results of affiliates, net of tax	—	2.3	2.1	—	4.4
Net earnings (loss)	280.9	445.9	244.4	(668.3)	302.9
Less net earnings attributable to noncontrolling interests	—	—	(22.0)	—	(22.0)
Net earnings (loss) attributable to Ball Corporation	$280.9	$445.9	$222.4	$(668.3)	$280.9

Comprehensive earnings attributable to Ball Corporation	$163.1	$327.8	$100.4	$(428.2)	$163.1

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,102.6	$3,479.3	$(11.9)	$8,570.0

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,207.3)	(2,708.1)	11.9	(6,903.5)
Depreciation and amortization	(6.4)	(127.5)	(147.0)	—	(280.9)
Selling, general and administrative	(77.4)	(185.5)	(203.6)	—	(466.5)
Business consolidation and other activities	(11.2)	(66.6)	(2.7)	—	(80.5)
Equity in results of subsidiaries	470.2	265.4	—	(735.6)	—
Intercompany	254.8	(215.8)	(39.0)	—	—
	630.0	(4,537.3)	(3,100.4)	(723.7)	(7,731.4)

Earnings (loss) before interest and taxes	630.0	565.3	378.9	(735.6)	838.6
Interest expense	(150.0)	3.4	(13.3)	—	(159.9)
Debt refinancing and other costs	(33.1)	—	—	—	(33.1)
Total interest expense	(183.1)	3.4	(13.3)	—	(193.0)
Earnings (loss) before taxes	446.9	568.7	365.6	(735.6)	645.6
Tax (provision) benefit	23.1	(99.4)	(73.6)	—	(149.9)
Equity in results of affiliates, net of tax	—	1.2	1.1	—	2.3
Net earnings (loss)	470.0	470.5	293.1	(735.6)	498.0
Less net earnings attributable to noncontrolling interests	—	—	(28.0)	—	(28.0)
Net earnings (loss) attributable to Ball Corporation	$470.0	$470.5	$265.1	$(735.6)	$470.0

Comprehensive earnings attributable to Ball Corporation	$197.9	$209.6	$91.6	$(301.2)	$197.9

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2013
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,125.5	$3,364.2	$(21.6)	$8,468.1

Cost and expenses
Cost of sales (excluding depreciation and amortization)	0.1	(4,246.7)	(2,650.4)	21.6	(6,875.4)
Depreciation and amortization	(7.5)	(126.7)	(165.7)	—	(299.9)
Selling, general and administrative	(81.4)	(179.9)	(157.3)	—	(418.6)
Business consolidation and other activities	(0.7)	(88.5)	10.4	—	(78.8)
Equity in results of subsidiaries	426.9	248.4	—	(675.3)	—
Intercompany	234.1	(188.3)	(45.8)	—	—
	571.5	(4,581.7)	(3,008.8)	(653.7)	(7,672.7)

Earnings (loss) before interest and taxes	571.5	543.8	355.4	(675.3)	795.4
Interest expense	(172.0)	2.5	(14.3)	—	(183.8)
Debt refinancing and other costs	(27.9)	—	(0.1)	—	(28.0)
Total interest expense	(199.9)	2.5	(14.4)	—	(211.8)
Earnings (loss) before taxes	371.6	546.3	341.0	(675.3)	583.6
Tax (provision) benefit	35.2	(113.8)	(71.0)	—	(149.6)
Equity in results of affiliates, net of tax	—	0.4	0.2	—	0.6
Net earnings (loss) from continuing operations	406.8	432.9	270.2	(675.3)	434.6
Discontinued operations, net of tax	—	0.4	—	—	0.4
Net earnings (loss)	406.8	433.3	270.2	(675.3)	435.0
Less net earnings attributable to noncontrolling interests	—	—	(28.2)	—	(28.2)
Net earnings (loss) attributable to Ball Corporation	$406.8	$433.3	$242.0	$(675.3)	$406.8

Comprehensive earnings attributable to Ball Corporation	$519.0	$533.2	$261.3	$(794.5)	$519.0

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5.5	$—	$218.5	$—	$224.0
Receivables, net	39.6	224.3	621.5	—	885.4
Intercompany receivables	136.5	517.1	6.6	(660.2)	—
Inventories, net	(0.3)	516.7	382.0	—	898.4
Deferred taxes and other current assets	48.8	83.5	43.9	—	176.2
Total current assets	230.1	1,341.6	1,272.5	(660.2)	2,184.0
Noncurrent assets
Property, plant and equipment, net	13.8	1,026.4	1,645.7	—	2,685.9
Investment in subsidiaries	3,688.4	2,135.1	78.6	(5,902.1)	—
Goodwill	—	966.5	1,210.0	—	2,176.5
Restricted cash	2,154.4	—	—	—	2,154.4
Intangibles and other assets, net	251.4	101.2	223.6	—	576.2
Total assets	$6,338.1	$5,570.8	$4,430.4	$(6,562.3)	$9,777.0

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$0.7	$0.2	$76.4	$—	$77.3
Accounts payable	19.4	791.8	689.6	—	1,500.8
Intercompany payables	105.1	0.5	554.3	(659.9)	—
Accrued employee costs	16.0	133.4	80.0	—	229.4
Other current liabilities	145.4	60.0	128.7	—	334.1
Total current liabilities	286.6	985.9	1,529.0	(659.9)	2,141.6
Noncurrent liabilities
Long-term debt	4,938.5	—	115.7	—	5,054.2
Employee benefit obligations	341.6	466.2	339.4	—	1,147.2
Deferred taxes and other liabilities	(479.9)	375.0	277.9	(0.3)	172.7
Total liabilities	5,086.8	1,827.1	2,262.0	(660.2)	8,515.7

Common stock	961.7	1,041.8	375.2	(1,417.0)	961.7
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,557.5	3,276.4	2,062.1	(5,338.5)	4,557.5
Accumulated other comprehensive earnings (loss)	(639.9)	(574.5)	(283.7)	858.2	(639.9)
Treasury stock, at cost	(3,628.0)	—	—	—	(3,628.0)
Total Ball Corporation shareholders’ equity	1,251.3	3,743.7	2,158.4	(5,902.1)	1,251.3
Noncontrolling interests	—	—	10.0	—	10.0
Total shareholders’ equity	1,251.3	3,743.7	2,168.4	(5,902.1)	1,261.3
Total liabilities and shareholders’ equity	$6,338.1	$5,570.8	$4,430.4	$(6,562.3)	$9,777.0

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Balance Sheet
	December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$1.5	$0.4	$189.5	$—	$191.4
Receivables, net	43.7	241.3	672.1	—	957.1
Intercompany receivables	94.0	99.9	4.3	(198.2)	—
Inventories, net	—	575.0	441.7	—	1,016.7
Deferred taxes and other current assets	3.1	75.1	70.1	—	148.3
Total current assets	142.3	991.7	1,377.7	(198.2)	2,313.5
Noncurrent assets
Property, plant and equipment, net	15.1	968.0	1,447.6	—	2,430.7
Investment in subsidiaries	3,152.7	2,212.2	78.6	(5,443.5)	—
Goodwill	—	931.0	1,323.5	—	2,254.5
Intangibles and other assets, net	232.4	93.5	246.4	—	572.3
Total assets	$3,542.5	$5,196.4	$4,473.8	$(5,641.7)	$7,571.0

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1.9	$7.6	$165.6	$—	$175.1
Accounts payable	7.1	732.5	600.4	—	1,340.0
Intercompany payables	99.7	1.5	97.0	(198.2)	—
Accrued employee costs	22.3	155.6	92.0	—	269.9
Other current liabilities	51.6	38.0	132.2	—	221.8
Total current liabilities	182.6	935.2	1,087.2	(198.2)	2,006.8
Noncurrent liabilities
Long-term debt	2,750.0	0.2	243.6	—	2,993.8
Employee benefit obligations	329.4	432.7	416.2	—	1,178.3
Deferred taxes and other liabilities	(752.6)	601.8	303.3	—	152.5
Total liabilities	2,509.4	1,969.9	2,050.3	(198.2)	6,331.4

Common stock	1,131.3	2,293.5	534.0	(2,827.5)	1,131.3
Preferred stock	—	—	4.8	(4.8)	—
Retained earnings	4,346.9	1,389.4	1,839.9	(3,229.3)	4,346.9
Accumulated other comprehensive earnings (loss)	(522.1)	(456.4)	(161.7)	618.1	(522.1)
Treasury stock, at cost	(3,923.0)	—	—	—	(3,923.0)
Total Ball Corporation shareholders’ equity	1,033.1	3,226.5	2,217.0	(5,443.5)	1,033.1
Noncontrolling interests	—	—	206.5	—	206.5
Total shareholders’ equity	1,033.1	3,226.5	2,423.5	(5,443.5)	1,239.6
Total liabilties and shareholders’ equity	$3,542.5	$5,196.4	$4,473.8	$(5,641.7)	$7,571.0

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(13.2)	$568.3	$451.6	$1,006.7

Cash flows from investing activities
Capital expenditures	(7.8)	(193.7)	(326.4)	(527.9)
Business acquisition, net of cash acquired	—	(29.1)	—	(29.1)
(Increase) decrease in noncurrent restricted cash	(2,182.7)	—	—	(2,182.7)
Other, net	7.2	7.1	4.7	19.0
Cash provided by (used in) investing activities	(2,183.3)	(215.7)	(321.7)	(2,720.7)

Cash flows from financing activities
Long-term borrowings	4,509.1	—	15.1	4,524.2
Repayments of long-term borrowings	(2,300.7)	(0.1)	(129.0)	(2,429.8)
Net change in short-term borrowings	(1.9)	(7.4)	(83.9)	(93.2)
Proceeds from issuances of common stock	36.0	—	—	36.0
Acquisitions of treasury stock	(135.5)	—	—	(135.5)
Common dividends	(71.8)	—	—	(71.8)
Intercompany	248.7	(340.8)	92.1	—
Other, net	(73.3)	(1.7)	(17.8)	(92.8)
Cash provided by (used in) financing activities	2,210.6	(350.0)	(123.5)	1,737.1

Effect of exchange rate changes on cash	(10.1)	(3.0)	22.6	9.5

Change in cash and cash equivalents	4.0	(0.4)	29.0	32.6
Cash and cash equivalents — beginning of period	1.5	0.4	189.5	191.4
Cash and cash equivalents — end of period	$5.5	$—	$218.5	$224.0

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt (continued)

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) continuing operating activities	$68.3	$367.8	$576.4	$1,012.5

Cash flows from investing activities
Capital expenditures	(10.4)	(181.8)	(198.6)	(390.8)
Other, net	(7.9)	(10.3)	17.6	(0.6)
Cash provided by (used in) investing activities	(18.3)	(192.1)	(181.0)	(391.4)

Cash flows from financing activities
Long-term borrowings	375.0	—	36.9	411.9
Repayments of long-term borrowings	(690.4)	(0.5)	(206.9)	(897.8)
Net change in short-term borrowings	1.9	(22.2)	88.5	68.2
Proceeds from issuances of common stock	37.2	—	—	37.2
Acquisitions of treasury stock	(397.3)	—	—	(397.3)
Common dividends	(72.7)	—	—	(72.7)
Intercompany	470.0	(152.9)	(317.1)	—
Other, net	17.5	—	(12.3)	5.2
Cash provided by (used in) financing activities	(258.8)	(175.6)	(410.9)	(845.3)

Effect of exchange rate changes on cash	(8.3)	—	7.9	(0.4)

Change in cash and cash equivalents	(217.1)	0.1	(7.6)	(224.6)
Cash and cash equivalents — beginning of period	218.6	0.3	197.1	416.0
Cash and cash equivalents — end of period	$1.5	$0.4	$189.5	$191.4

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Subsidiary Guarantees of Debt (continued)

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

24.  Subsequent Events

In January 2016, the company announced that its Aerospace and Technologies segment had acquired specialized engineering cyber firm Wavefront Technologies.  This acquisition is not material to the company.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to seek to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors. Based on their evaluation as of December 31, 2015, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 16, 2016, were as follows:

Charles E. Baker, 58, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Shawn M. Barker, 48, Vice President and Controller since January 2010; Vice President, Operations Accounting, 2006 to 2009; Corporate Director, Financial Planning and Analysis, 2004 to 2006; Manager, Planning and Analysis, 2003 to 2004.

Erik Bouts, 54, Senior Vice President and Chief Operating Officer, Global Metal Beverage Packaging, since February 2015; President Europe, Owens-Illinois from 2013 to 2014; Chief Executive Officer, The Glidden Company from 2007 to 2012; and Chief Executive Officer, Philips Lighting Company from 2002 to 2006.

Michael W. Feldser, 65, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Metal Food and Household Products Packaging, since April 2013; President, Ball Metal Food & Household Products Packaging from 2007 to 2013; and President, Ball Aerosol & Specialty Packaging, 2006 to 2007. Mr. Feldser will retire from the company in March 2016.

John A. Hayes, 50, Chairman, President and Chief Executive Officer since April 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

Jeffrey A. Knobel, 44, Vice President and Treasurer since April 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 53, Senior Vice President and Chief Financial Officer since January 2010; Vice President and Treasurer from 2002 to 2009; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 54, Senior Vice President, Human Resources and Administration, since July 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

James N. Peterson, 47, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Metal Food and Household Products Packaging, since December 2015; Vice President, Marketing and Corporate Affairs from January 2011 to December 2015; Vice President, Marketing and Corporate Relations, 2008 to 2011; Director, Marketing North America, 2006 to 2008; and Vice President, Marketing & Business Development, U.S. Can Company, 2004 to 2006.

Robert D. Strain, 59, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since April 2013; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2012 to 2013; and Director at NASA Goddard Space Flight Center from 2008 to 2012.

Leroy J. Williams, Jr., 51, Vice President, Information Technology and Services, since April 2007; and Vice President, Information Systems, 2005 to 2007.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2015, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance. Nonemployee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	8,657,680	$37.50	8,657,680
Equity compensation plans not security holders approved by security holders	—	—	—
Total	8,657,680	$37.50	8,657,680

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2015, is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)              (1)              Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2015, 2014 and 2013

Consolidated statements of comprehensive earnings — Years ended December 31, 2015, 2014 and 2013

Consolidated balance sheets — December 31, 2015 and 2014

Consolidated statements of cash flows — Years ended December 31, 2015, 2014 and 2013

Consolidated statements of shareholders’ equity — Years ended December 31, 2015, 2014 and 2013

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
February 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman, President and Chief Executive Officer
	John A. Hayes		February 16, 2016

(2)	Principal Financial and Accounting Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		February 16, 2016

(3)	Controller:

	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		February 16, 2016

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		February 16, 2016

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		February 16, 2016

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		February 16, 2016

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		February 16, 2016

	/s/ R. David Hoover	*	Director
	R. David Hoover		February 16, 2016

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		February 16, 2016

	/s/ George M. Smart	*	Director
	George M. Smart		February 16, 2016

	/s/ Theodore M. Solso	*	Director
	Theodore M. Solso		February 16, 2016

	/s/ Stuart A. Taylor II	*	Director
	Stuart A. Taylor II		February 16, 2016

*     By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
February 16, 2016

Ball Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2015

Index to Exhibits

Exhibit Number	Description of Exhibit

3.i	Amended Articles of Incorporation as of June 26, 2015 (Filed Herewith.)

3.ii	Bylaws of Ball Corporation as amended October 27, 2015 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015) filed October 30, 2015.

4.1(a)

Indenture, dated as of March 27, 2006, by and between Ball Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as Trustee (filed by incorporation by reference to the Current Report on Form 8-K dated March 27, 2006) filed March 30, 2006.

4.1(b)

Seventh Supplemental Indenture, dated as of March 9, 2012, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to the Current Report on Form 8-K dated March 8, 2012) filed March 9, 2012.

4.1(c)

Eighth Supplemental Indenture dated as of May 16, 2013, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated May 16, 2013) filed May 17, 2013.

4.1(d)

Tenth Supplemental Indenture, dated as of March 27, 2015, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated June 22, 2015) filed June 25, 2015.

4.1(e)

Indenture, dated as of November 27, 2015, by and between Ball Corporation and The Bank of New York Trust Company N.A. (filed by incorporation by reference to Exhibit 4.7 of the Registration Statement on Form S-3 dated November 27, 2015) filed November 27, 2015.

4.1(f)

First Supplemental Indenture, dated as of December 14, 2015, among Ball Corporation, the guarantors named therein and The Bank of New York Trust Company N.A. (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated December 14, 2015) filed December 16, 2015.

4.1(g)

Second Supplemental Indenture, dated as of December 14, 2015, among Ball Corporation, the guarantors named therein and The Bank of New York Trust Company N.A. (filed by incorporation by reference to Exhibit 4.4 of the Current Report on Form 8-K dated December 14, 2015) filed December 16, 2015.

4.1(h)

Third Supplemental Indenture, dated as of December 14, 2015, among Ball Corporation, the guarantors named therein and The Bank of New York Trust Company N.A. (filed by incorporation by reference to Exhibit 4.6 of the Current Report on Form 8-K dated December 14, 2015) filed December 16, 2015.

4.1(i)

Rights Agreement dated as of July 26, 2006, between Ball Corporation and Computershare Investor Services, LLC (filed by incorporation by reference to the Current Report on Form 8-K dated July 26, 2006) filed July 27, 2006.

4.1(j)	First Amendment to the Rights Agreement dated January 23, 2008, (filed by incorporation by reference to the Current Report on Form 8-K dated January 23, 2008) filed January 24, 2008.

10.1	Ball Corporation Deferred Incentive Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1987) filed March 25, 1988. *

10.2

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

Exhibit Number	Description of Exhibit

10.3

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.4

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.5

Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996, and as amended on December 17, 2008. *

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991. *

10.7

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on August 11, 2011, (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014. *

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997. *

10.9	1993 Stock Option Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 33-61986) filed April 30, 1993. *

10.10

Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2013) , filed February 24, 2014. *

10.11

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2013), filed February 24, 2014. *

10.12

Ball Corporation 2005 Deferred Compensation Plan for Directors, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2013), filed February 24, 2014. *

10.13	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005. *

10.14	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010. *

10.15	Ball Corporation 2013 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 8, 2013. *

Exhibit Number	Description of Exhibit

10.16

Credit Agreement, dated as of February 19, 2015, among Ball Corporation, Deutsche Bank AG New York Branch and certain financial institutions party thereto as lenders and initial facing agents (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 19, 2015) filed February 19, 2015.

10.17

Bridge Loan Agreement, dated February 19, 2015, among Ball Corporation, Deutsche Bank AG Cayman Islands Branch and certain financial institutions party thereto as lenders (filed by incorporation by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 19, 2015) filed February 19, 2015.

11	Statement re: Computation of Earnings per Share (filed by incorporation by reference to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

14	Ball Corporation Executive Officers and Board of Directors Business Ethics Statement, revised July 29, 2015, filed herewith.

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

101

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

* Represents a management contract or compensatory plan or agreement.