Form 10-Q
period 2016-03-31
BALL CORP
filed 2016-04-29
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common Stock, without par value	141,732,649 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2016

PART I.              FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2016	2015

Net sales	$1,756	$1,923

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,416)	(1,561)
Depreciation and amortization	(75)	(68)
Selling, general and administrative	(108)	(116)
Business consolidation and other activities	(267)	(52)
	(1,866)	(1,797)

Earnings (loss) before interest and taxes	(110)	126

Interest expense	(38)	(38)
Debt refinancing and other costs	(61)	(60)
Total interest expense	(99)	(98)

Earnings (loss) before taxes	(209)	28
Tax (provision) benefit	83	(1)
Equity in results of affiliates, net of tax	(1)	1
Net earnings (loss)	(127)	28
Less net earnings attributable to noncontrolling interests	—	(7)
Net earnings (loss) attributable to Ball Corporation	$(127)	$21

Earnings (loss) per share:
Basic	$(0.90)	$0.15
Diluted	$(0.90)	$0.15

Weighted average shares outstanding (000s):
Basic	141,793	137,086
Diluted	141,793	141,076

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended March 31,
($ in millions)	2016	2015

Net earnings (loss)	$(127)	$28

Other comprehensive earnings (loss):
Foreign currency translation adjustment	28	(139)
Pension and other postretirement benefits	6	22
Effective financial derivatives	—	(1)
Total other comprehensive earnings (loss)	34	(118)
Income tax (provision) benefit	(3)	(3)
Total other comprehensive earnings (loss), net of tax	31	(121)

Total comprehensive earnings (loss)	(96)	(93)
Less comprehensive (earnings) loss attributable to noncontrolling interests	—	(6)
Comprehensive earnings (loss) attributable to Ball Corporation	$(96)	$(99)

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2016	2015

Assets
Current assets
Cash and cash equivalents	$205	$224
Receivables, net	1,022	885
Inventories, net	956	898
Deferred taxes and other current assets	140	177
Total current assets	2,323	2,184
Noncurrent assets
Property, plant and equipment, net	2,730	2,686
Goodwill	2,251	2,177
Restricted cash	2,099	2,154
Intangibles and other assets, net	656	496
Total assets	$10,059	$9,697

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$391	$77
Accounts payable	1,259	1,501
Accrued employee costs	158	229
Other current liabilities	424	335
Total current liabilities	2,232	2,142
Noncurrent liabilities
Long-term debt	5,408	4,974
Employee benefit obligations	1,126	1,147
Deferred taxes and other liabilities	215	173
Total liabilities	8,981	8,436

Shareholders’ equity
Common stock (333,227,354 shares issued - 2016; 332,648,592 shares issued - 2015)	978	962
Retained earnings	4,412	4,557
Accumulated other comprehensive earnings (loss)	(609)	(640)
Treasury stock, at cost (191,646,723 shares - 2016; 190,359,349 shares - 2015)	(3,713)	(3,628)
Total Ball Corporation shareholders’ equity	1,068	1,251
Noncontrolling interests	10	10
Total shareholders’ equity	1,078	1,261
Total liabilities and shareholders’ equity	$10,059	$9,697

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2016	2015

Cash Flows from Operating Activities
Net earnings (loss)	$(127)	$28
Adjustments to reconcile net earnings (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	75	68
Business consolidation and other activities	267	52
Deferred tax provision	(50)	(25)
Other, net	10	10
Changes in working capital components	(561)	(314)
Cash provided by (used in) operating activities	(386)	(181)
Cash Flows from Investing Activities
Capital expenditures	(138)	(105)
Business acquisitions, net of cash acquired	(36)	(29)
Other, net	(11)	14
Cash provided by (used in) investing activities	(185)	(120)
Cash Flows from Financing Activities
Long-term borrowings	801	1,275
Repayments of long-term borrowings	(407)	(1,088)
Net change in short-term borrowings	310	171
Proceeds from issuances of common stock	7	9
Acquisitions of treasury stock	(98)	(3)
Common dividends	(19)	(18)
Other, net	(22)	(18)
Cash provided by (used in) financing activities	572	328

Effect of exchange rate changes on cash	(20)	11

Change in cash and cash equivalents	(19)	38
Cash and cash equivalents - beginning of period	224	191
Cash and cash equivalents - end of period	$205	$229

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments and the irregularity of contract revenues in the aerospace and technologies segment. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 16, 2016, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 (annual report).

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

2.              Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2015, accounting guidance was issued that requires classification of all deferred tax assets and liabilities, along with any related valuation allowances, as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability.  The guidance, however, does not change the existing requirement that only permits offsetting within a tax jurisdiction; therefore, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another tax jurisdiction. The guidance was applied prospectively on January 1, 2016. Prior period information was not adjusted.

In September 2015, amendments to existing accounting guidance were issued to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. Under the previous guidance, companies were required to retrospectively revise comparative financial statements for changes made to provisional amounts. The amended guidance eliminates the requirement to retrospectively account for these adjustments. The guidance was applied prospectively to adjustments to provisional amounts that occurred on or after January 1, 2016. The guidance did not have a material effect on the company’s unaudited condensed consolidated financial statements.

In July 2015, amendments to existing accounting guidance were issued to modify the subsequent measurement of inventory. Under previous guidance, a company measured inventory at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. Current replacement cost could be used provided that it was not above the net realizable value (ceiling) or below net realizable value less a normal profit margin (floor). The new guidance requires a company to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance was applied prospectively on January 1, 2016, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.              Accounting Pronouncements (continued)

In May 2015, amendments to the existing accounting guidance were issued to remove the requirement to categorize net asset value per share, currently utilized as a practical expedient, by investment within the fair value hierarchy based on redeemable dates. This amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share expedient.  The guidance was applied prospectively on January 1, 2016, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

In April 2015, amendments to existing accounting guidance were issued to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license are to be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license are to be accounted for as a service contract or other applicable accounting guidance. This guidance was applied prospectively on January 1, 2016, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

In April 2015, accounting guidance was issued to change the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs are presented as a direct deduction from the long-term debt, consistent with debt discounts, rather than as a deferred charge. The guidance does not affect the recognition and measurement of debt issuance costs; hence, amortization of debt issuance will continue to be reported as interest expense. This guidance was applied retrospectively on January 1, 2016, and resulted in decreases of intangibles and other long-term assets and long-term debt by $80 million from the amounts previously reported as of December 31, 2015.

In February 2015, amendments to existing accounting guidance were issued that modify the analysis companies must perform in order to determine whether a legal entity should be consolidated. The new guidance includes modifications related to: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary, 4) the effect of related parties on the primary beneficiary, and 5) certain investment funds. This guidance was applied on a modified retrospective basis on January 1, 2016, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

In January 2015, accounting guidance was issued to eliminate the concept of extraordinary items.  Previous guidance required extraordinary events, defined as both unusual in nature and infrequent in occurrence, to be reported as separate line items from results of ordinary operations within company financial statements. The disclosure requirements will be for items and events which are unusual in nature and/or infrequent in occurrence. Companies have the option of disclosing such items as a separate component of income from continuing operations or disclosing unusual and/or infrequent events in the notes to the financial statements. The guidance was applied prospectively on January 1, 2016, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In April 2016, amendments to clarify the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue standard were finalized.  The amendments clarify how an entity evaluates the nature of its promise in granting a license of IP, which will determine whether revenue should be recognized over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract and allow entities the election to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for Ball on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In March 2016, accounting guidance was issued on the effect of derivative contract novations on existing hedge accounting relationships. The amendments clarify that a change in the counterparty to a derivative instrument designated as a hedging instrument does not in and of itself require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance will be applied prospectively on January 1, 2017, and is not expected to have a material effect on the company’s consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.  Accounting Pronouncements (continued)

In March 2016, final accounting guidance was issued clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence outlined in the accounting standards codification. Consequently, when a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument, the nature of the exercise contingency would be disregarded. Companies will still need to evaluate other relevant embedded derivative guidance. The guidance will be applied on a modified retrospective basis on January 1, 2017, and is not expected to have a material effect on the company’s consolidated financial statements.

In March 2016, final accounting guidance was issued eliminating the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. This guidance will be applied prospectively on January 1, 2017, and is not expected to have a material effect on the company’s consolidated financial statements.

In March 2016, the principal versus agent guidance within the new revenue standard was amended to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation. The new standard requires an entity to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer, by evaluating the nature of its promise to the customer. An entity is a principal and records revenue on a gross basis if it controls the promised good or service before transferring the good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for Ball on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In March 2016, amendments to existing accounting guidance were issued to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. All excess tax benefits and tax deficiencies should be recognized as income tax provision (benefit) in the income statement. This change is required to be applied prospectively resulting from settlements after the date of adoption of the guidance. The tax benefit will be recorded when it arises, subject to normal valuation considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows with either a prospective or retrospective approach. Other modifications to the guidance include modifications related to minimum statutory tax withholding requirements and accounting policy election for the impact of forfeitures of shared-based payment awards. The guidance will be effective on January 1, 2017. The company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements.

In February 2016, lease accounting guidance was issued which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The guidance will be effective for Ball on January 1, 2019. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will need to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net earnings. An exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance and, as such, these investments may be measured at cost. The guidance will be effective on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2.  Accounting Pronouncements (continued)

In August 2014, accounting guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective on January 1, 2017, and is not expected to have a material effect on the company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board jointly issued new revenue recognition guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains a more robust framework for addressing revenue issues and is intended to remove inconsistencies in existing guidance and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance will supersede the majority of current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB approved the deferral of the effective date of the new revenue recognition guidance by one year. The guidance will be effective for Ball on January 1, 2018, and early adoption is permitted.  However, entities are not permitted to adopt the standard earlier than the original effective date of January 1, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The company is currently assessing the impact that the adoption of this standard will have on its consolidated financial statements.

3.              Business Segment Information

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal beverage packaging, Americas and Asia:  Consists of the metal beverage packaging, Americas, operations in the U.S., Canada, Mexico and Brazil, and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC). The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers.

Metal beverage packaging, Europe:  Consists of operations in several countries in Europe that manufacture and sell metal beverage containers.

Metal food and household products packaging:  Consists of operations in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food, aerosol, paint, general line and decorative specialty containers, as well as extruded aluminum beverage and aerosol containers and aluminum slugs.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

Summary of Business by Segment

	Three Months Ended March 31,
($ in millions)	2016	2015

Net sales
Metal beverage packaging, Americas & Asia	$937	$1,023
Metal beverage packaging, Europe	356	379
Metal food & household products packaging	284	308
Aerospace & technologies	180	215
Corporate and intercompany eliminations	(1)	(2)
Net sales	1,756	1,923

Net earnings
Metal beverage packaging, Americas & Asia	$102	$125
Business consolidation and other activities	(4)	(2)
Total metal beverage packaging, Americas & Asia	98	123

Metal beverage packaging, Europe	39	29
Business consolidation and other activities	(4)	(2)
Total metal beverage packaging, Europe	35	27

Metal food & household products packaging	20	30
Business consolidation and other activities	(14)	—
Total metal food & household products packaging	6	30

Aerospace & technologies	18	20
Business consolidation and other activities	—	1
Total aerospace & technologies	18	21

Segment earnings before interest and taxes	157	201

Undistributed corporate expenses and intercompany eliminations, net	(22)	(26)
Business consolidation and other activities	(245)	(49)
Total undistributed corporate expenses and intercompany eliminations, net	(267)	(75)

Earnings (loss) before interest and taxes	(110)	126

Interest expense	(38)	(38)
Debt refinancing and other costs	(61)	(60)
Total interest expense	(99)	(98)
Tax (provision) benefit	83	(1)
Equity in results of affiliates, net of tax	(1)	1
Net earnings (loss)	(127)	28
Less net earnings attributable to noncontrolling interests	—	(7)
Net earnings (loss) attibutable to Ball Corporation	$(127)	$21

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

3.              Business Segment Information (continued)

	March 31,	December 31,
($ in millions)	2016	2015

Total Assets
Metal beverage packaging, Americas & Asia	$3,664	$3,598
Metal beverage packaging, Europe	2,752	2,475
Metal food & household products packaging	1,555	1,528
Aerospace & technologies	434	403
Segment assets	8,405	8,004
Corporate assets, net of eliminations	1,654	1,693
Total assets	$10,059	$9,697

4.            Acquisitions

Rexam PLC (Rexam)

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 shares of the company. The transaction valued Rexam at 610 pence per share based on the company’s 90-day volume weighted average stock price as of February 17, 2015, and an exchange rate of U.S. $1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion). The actual value of the transaction will be determined based on the exchange rate and the company’s stock price at the time of the closing of the transaction. As described below, the company has entered into collar, option and swap contracts to partially mitigate its currency exchange risk with regard to the cash component of the purchase price.

By way of compensation for any loss suffered by Rexam in connection with the preparation and negotiation of the offer, the co-operation agreement and any other document relating to the acquisition, Ball has undertaken in the co-operation agreement that, on the occurrence of a break payment event Ball will pay, or procure the payment to Rexam of an amount in cash in British pounds. As discussed below, Ball’s shareholders approved the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. As a result, the amount of the break payment would be £302 million upon the occurrence of a break payment event.

A special meeting of Ball’s shareholders was held on July 28, 2015, at which our shareholders approved the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. The board of directors of both Ball and Rexam unanimously support the transaction, and the consummation of the transaction remains subject to, among other things, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. Ball expects that obtaining final regulatory approval by the European Commission (EC), Brazil’s Council for Economic Defence (CADE) and the U.S. Federal Trade Commission (FTC) will ultimately require Ball to divest certain assets.  Subject to receipt of such approvals and the satisfaction of all such conditions, Ball currently expects to complete the Rexam acquisition and related divestitures in late June 2016; however, there can be no assurances that the Rexam acquisition or the related divestitures will be completed by such time, or on the terms described herein, or at all. To date, the EC and CADE have provided conditional clearance of the proposed acquisition, subject to their approval of the proposed buyer of the divested assets, terms of the divestiture sale and other customary regulatory processes.

In late 2015, Ball completed the acquisition of the remaining outstanding noncontrolling interests in a Ball-controlled joint venture company (Latapack-Ball) organized and operating in Brazil. During October and November 2015, Ball and its joint venture partners reached an agreement for the partners to exchange all of their interest in Latapack-Ball for a total of approximately 5.7 million treasury shares of Ball common stock and $17.4 million of cash. The acquisition of the noncontrolling interests in the joint venture was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.            Acquisitions (continued)

Long-term Debt

On February 19, 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement (the Bridge Facility), pursuant to which lending institutions agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. In December 2015, the company issued senior notes totaling $1 billion, €400 million and €700 million due 2020, 2020, and 2023, respectively, with rates of 4.375 percent, 3.5 percent and 4.375 percent, respectively. Pursuant to the terms of the Bridge Facility, the company deposited the net proceeds from the issuance of such notes into escrow accounts, recorded as restricted cash (from which proceeds would be released, subject to certain conditions, to pay a portion of the cash consideration payable to Rexam shareholders and related fees and expenses), which reduced the commitments under the Bridge Facility to £1.9 billion.  If the Rexam acquisition is not consummated on or prior to November 15, 2016, we will be required to redeem all of the outstanding notes from the December 2015 senior note issuances at the redemption price applicable to each series. This would result in the use of restricted cash and other available funds to redeem these senior notes and pay any additional fees. However, the senior note offerings are not conditioned upon the Rexam acquisition. See Note 11 for further details related to these transactions.

On February 19, 2015, the company entered into a $3 billion revolving credit facility (the 2018 Revolver) to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.  In June 2015, during a subsequent debt offering, the company issued $1 billion of 5.25 percent senior notes, thereby reducing the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In March 2016, the 2018 Revolver was refinanced in full with a $1.5 billion multi-currency revolving credit facility. See Note 11 for further details related to these transactions.

On March 18, 2016, Ball refinanced the Bridge Facility in full with a $1.4 billion Term A loan facility available to Ball and a €1.1 billion Term A loan facility available to a subsidiary of Ball, and refinanced the 2018 Revolver in full with a $1.5 billion multi-currency revolving credit facility available to Ball and certain of its subsidiaries (the 2021 Revolver), in each case under a stock secured, five-year credit agreement, pursuant to which the term lenders thereunder agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam´s shareholders upon consummation of the Rexam acquisition and related fees and expenses, and the revolving lenders thereunder agreed, subject to certain conditions, to make the 2021 Revolver available for general corporate and other specified purposes. See Note 11 for further details related to these transactions.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £1.6 billion ($2.3 billion) at March 31, 2016. In connection with the December 2015 issuance of $1 billion U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of the company.  At March 31, 2016, the cross-currency swaps had a notional amount of $1 billion. These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.            Acquisitions (continued)

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the proposed Rexam acquisition. At March 31, 2016, the company had outstanding U.S. and European interest rate swaps with notional amounts totaling approximately $200 million and €900 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. In the first quarter of 2016, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million). None of these contracts have been designated as hedges; therefore, changes in the fair value of these interest rate swap and option contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

For further details related to the aforementioned currency exchange rate and interest rate risks, and the valuation of these derivatives, see Notes 5 and 16.

Wavefront Technologies (Wavefront)

In January 2016, the company acquired Wavefront located in Annapolis Junction, Maryland, for a total cash consideration of $36 million, net of cash acquired. Wavefront provides systems and network engineering, software development software and analytical services for cyber and mission-focused programs to the U.S. government and commercial industry. The financial results of Wavefront have been included in our aerospace and technologies segment from the date of acquisition. The acquisition is not material to the company.

Sonoco Products Company (Sonoco)

In February 2015, the company acquired Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, and entered into a long-term supply agreement with Sonoco in exchange for total cash of $29 million paid at closing, $11 million of contingent cash consideration and $24 million of contingent noncash consideration.

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

5.              Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2016	2015

Metal beverage packaging, Americas & Asia	$(4)	$(2)
Metal beverage packaging, Europe	(4)	(2)
Metal food & household products packaging	(14)	—
Aerospace & technologies	—	1
Corporate and other	(245)	(49)
	$(267)	$(52)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation and Other Activities (continued)

2016

Metal Beverage Packaging, Americas and Asia

During the first quarter, the company recorded charges of $4 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations, and for ongoing costs related to previously closed facilities.

Metal Beverage Packaging, Europe

During the first quarter, the company recorded charges of $4 million for professional services and other costs associated with the proposed acquisition of Rexam.

Metal Food and Household Products Packaging

During the first quarter of 2016, the company announced the closure of the Weirton, West Virginia, plant, a food and household packaging flat sheet production and end-making facility, which will cease production in early 2017. Charges in the first quarter of 2016 of $9 million were comprised of employee severance and benefits, facility shutdown costs, and asset impairment and disposal costs.

Other charges in the quarter included $5 million of insignificant activities.

Corporate

During the first quarter, the company recorded charges of $24 million for professional services and other costs associated with the proposed acquisition of Rexam. In addition, the company recognized losses of $88 million associated with its collar, swap and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the purchase price for the announced, proposed acquisition of Rexam, further discussed in Note 16.

During the first quarter, the company recorded charges of $96 million for foreign currency losses from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the proposed Rexam acquisition purchase price and the revaluation of the euro-denominated debt issuance in December 2015. The company also recognized a $36 million unrealized loss on the fair value of cross-currency swaps entered into in connection with the December 2015 issuance of the $1 billion senior notes due 2020. See Note 16 for additional information.

Other charges in the quarter included $1 million for insignificant activities.

2015

Metal Beverage Packaging, Americas and Asia

During the first quarter, the company recorded charges of $2 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations, and for ongoing costs related to previously closed facilities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.              Business Consolidation and Other Activities (continued)

Metal Beverage Packaging, Europe

During the first quarter, the company recorded charges of $1 million related to headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as additional tax expense of $2 million related to this relocation.  The quarter also included charges of $1 million for business reorganization activities.

Metal Food and Household Products Packaging, and Aerospace and Technologies

The company recorded a net gain of $1 million for insignificant activities.

Corporate

During the first quarter, the company recorded charges of $20 million for professional services and other costs associated with the proposed acquisition of Rexam. In addition, the company recognized losses of $28 million associated with its collar and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam, further discussed in Note 16. Other charges in the quarter included $1 million for insignificant activities.

6.              Receivables

	March 31,	December 31,
($ in millions)	2016	2015

Trade accounts receivable	$913	$759
Less allowance for doubtful accounts	(5)	(5)
Net trade accounts receivable	908	754
Other receivables	114	131
	$1,022	$885

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $593 million at March 31, 2016. A total of $442 million and $479 million were sold under these programs as of March 31, 2016, and December 31, 2015, respectively.

7.              Inventories

	March 31,	December 31,
($ in millions)	2016	2015

Raw materials and supplies	$402	$438
Work-in-process and finished goods	599	504
Less inventory reserves	(45)	(44)
	$956	$898

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.              Property, Plant and Equipment

	March 31,	December 31,
($ in millions)	2016	2015

Land	$71	$70
Buildings	1,036	1,023
Machinery and equipment	4,037	3,904
Construction-in-progress	360	408
	5,504	5,405
Accumulated depreciation	(2,774)	(2,719)
	$2,730	$2,686

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $65 million and $59 million for the three months ended March 31, 2016 and 2015, respectively.

9.     Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Metal Food & Household Products Packaging	Aerospace & Technologies	Total

Balance at December 31, 2015	$739	$817	$612	$9	$2,177
Business acquisition	—	—	—	29	29
Effects of currency exchange rates	—	39	6	—	45
Balance at March 31, 2016	$739	$856	$618	$38	$2,251

The company’s annual goodwill impairment test completed in the fourth quarter of 2015 indicated the fair value of the metal beverage packaging, Asia (Beverage Asia) reporting unit exceeded its carrying amount by approximately 25 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at March 31, 2016.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.       Intangibles and Other Assets

	March 31,	December 31,
($ in millions)	2016	2015

Investments in affiliates	$34	$34
Intangible assets (net of accumulated amortization of $139 million at March 31, 2016, and $133 million at December 31, 2015)	117	118
Capitalized software (net of accumulated amortization of $121 million at March 31, 2016, and $116 million at December 31, 2015)	83	77
Company and trust-owned life insurance	145	137
Long-term deferred tax assets	204	60
Other	73	70
	$656	$496

Total amortization expense of intangible assets amounted to $10 million and $9 million for the three months ended March 31, 2016 and 2015, respectively.

11.       Debt and Interest Costs

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2016	2015

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	797	760
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	455	435
Term A Loans due March 2021 at variable rate	—	—
Multi-currency revolver due March 2021 at variable rate	411	—
Bridge Facility	—	—
Latapack-Ball Notes Payable, denominated in various currencies (2016 - 4.64%; 2015 - 4.35%)	152	168
Other (including debt issuance costs)	(104)	(85)
	5,461	5,028

Less: Current portion of long-term debt	(53)	(54)
	$5,408	$4,974

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.          Debt and Interest Costs (continued)

Following is a summary of debt refinancing and other costs included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2016	2015
Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$(25)	$—
Economic hedge - interest rate risk	(16)	—
Refinance of bridge and revolving credit facilities	(13)
Amortization of unsecured, committed bridge facility financing fees	(7)	(2)
Redemption of 6.75% and 5.75% senior notes, due September 2020 and May 2021, respectively, and refinance of senior credit facilities	—	(58)
	$(61)	$(60)

At March 31, 2016, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $1.1 billion was available under the company’s long-term, revolving credit facility, which is available until March 2021. In addition to this facility, the company had approximately $578 million of short-term uncommitted credit facilities available at March 31, 2016, of which $223 million was outstanding and due on demand. At December 31, 2015, the company had $24 million outstanding under short-term uncommitted credit facilities.Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization program, totaling $115 million at March 31, 2016, and no amounts outstanding at December 31, 2015. This program, which has been amended and extended from time to time, is scheduled to mature in June 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

The fair value of long-term debt was estimated to be $5.7 billion at March 31, 2016, which approximated its carrying value of $5.5 billion. The fair value was estimated to be $5.2 billion at December 31, 2015, which approximated the carrying value of $5.1 billion.  The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement, bridge loan agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 4.00, prior to considering the impacts of the announced, proposed

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt and Interest Costs (continued)

acquisition of Rexam. The company was in compliance with all loan agreements and debt covenants at March 31, 2016, and December 31, 2015, and has met all debt payment obligations. As of March 31, 2016, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities, the short-term uncommitted credit facilities and the unsecured, committed bridge loan agreement, are available without violating our existing debt covenants.

In February 2015, Ball entered into a $3 billion 2018 Revolver to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the announced, proposed acquisition of Rexam. The 2018 Revolver would have expired in February 2018 and accrued interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent. In June 2015, Ball issued $1 billion of 5.25 percent senior notes due in July 2025. Ball used the net proceeds of this offering and other available cash to repay borrowings under its 2018 Revolver and reduce the borrowing capacity under the 2018 Revolver from $3 billion to $2.25 billion.

Also in February 2015, the company entered into a £3.3 billion Bridge Facility, pursuant to which lending institutions agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the purchase price payable to Rexam shareholders upon consummation of the proposed acquisition of Rexam and related fees and expenses. Approximately $7 million and $2 million are included in debt refinancing and other costs, a component of total interest expense, in the unaudited condensed consolidated statements of earnings for the three months ended March 31, 2016 and 2015, respectively, related to these fees and expenses.  The interest rate for the Bridge Facility can vary, not to exceed 7.0 percent per annum.  In December 2015, the availability under the Bridge Facility was reduced to £1.9 billion.

In March 2015, Ball redeemed its outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively, at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts, plus accrued interest. The redemptions resulted in a pre-tax charge in interest expense of $56 million reported in the three months ended March 31, 2015, which is reported in debt refinancing and other costs, a component of total interest expense, composed of the redemption premiums and the write-offs of related debt financing costs. The company also recorded charges of $2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the revolving credit facility and repayment of the Term C loan for the three months ended March 31, 2015.

In December 2015, the company issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023.  The company intends to use the proceeds to pay a portion of the cash purchase price payable in the proposed Rexam acquisition. The company elected to restrict these proceeds in an escrow account, which enabled the reduction of its Bridge Facility capacity from £3.3 billion to £1.9 billion. Until the Rexam acquisition is consummated, the interest on these senior notes is being recorded in debt refinancing and other costs, and totaled $25 million for the three months ended March 31, 2016.   In the event the Rexam acquisition is not consummated on or prior to November 15, 2016, these senior notes will be callable by the lenders, requiring the company to effect the redemption of all of the outstanding notes of each series at the applicable redemption price of face value plus accrued and unpaid interest. This would result in the use of the restricted cash and available cash to redeem these senior notes and pay any additional fees.

In March 2016, Ball refinanced in full the Bridge Facility with a $1.4 billion term A loan facility available to Ball and a €1.1 billion term A loan facility available to a subsidiary of Ball (collectively, the Term Loans), and refinanced in full the 2018 Revolver with the $1.5 billion 2021 Revolver, in each case under a secured, five-year credit agreement, pursuant to which the term lenders agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the purchase price payable to Rexam´s shareholders upon consummation of the acquisition and related fees and expenses, and the revolving lenders agreed, subject to certain conditions, to make the 2021 Revolver  available for general corporate and other specified purposes. These Term Loans and the 2021 Revolver accrue interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent. The refinancing resulted in $8 million and $2 million of write-offs of unamortized deferred financing costs related to the Bridge Facility and the 2018 Revolver, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.       Debt and Interest Costs (continued)

Fees paid in connection with obtaining financing, which totaled $32 million during the three months ended March 31, 2016, are classified as other, net in cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

12.       Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2016	2015

Underfunded defined benefit pension liabilities	$704	$705
Less current portion and prepaid pension assets	(17)	(17)
Long-term defined benefit pension liabilities	687	688
Retiree medical and other postemployment benefits	147	148
Deferred compensation plans	263	281
Other	29	30
	$1,126	$1,147

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended March 31,
	2016			2015
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12	$3	$15	$13	$4	$17
Interest cost	15	5	20	14	5	19
Expected return on plan assets	(18)	(5)	(23)	(20)	(5)	(25)
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	8	1	9	10	2	12
Net periodic benefit cost for
Ball-sponsored plans	17	4	21	17	6	23
Net periodic benefit cost for multiemployer plans	—	—	—	—	—	—

Total net periodic benefit cost	$17	$4	$21	$17	$6	$23

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, was $20 million for the first three months of 2016 and insignificant for the first three months of 2015, and are expected to be in the range of $40 million for the full year of 2016. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $5 million in the first three months of 2016 and are expected to be approximately $18 million for the full year of 2016.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.  Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2015	$(183)	$(445)	$(12)	$(640)
Other comprehensive earnings (loss) before reclassifications	28	(2)	(4)	22
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	5	4	9
Balance at March 31, 2016	$(155)	$(442)	$(12)	$(609)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2016	2015

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$3	$(2)
Commodity contracts recorded in cost of sales	(7)	—
Currency exchange contracts recorded in selling, general and administrative	(1)	—
Total before tax effect	(5)	(2)
Tax benefit (expense) on amounts reclassified into earnings	1	1
Recognized gain (loss)	$(4)	$(1)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$1	$—
Actuarial gains (losses)	(9)	(12)
Total before tax effect	(8)	(12)
Tax benefit (expense) on amounts reclassified into earnings	3	4
Recognized gain (loss)	$(5)	$(8)

(a)         These components are included in the computation of net periodic benefit cost included in Note 12.

14.       Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. Approximately 1 million stock options and SSARs were granted in January 2016.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.       Stock-Based Compensation Programs (continued)

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2016 and 2015 have estimated weighted average fair values at the date of grant of $18.58 per share and $14.20 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by an employee will approximate the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2016	February 2015

Expected dividend yield	0.79%	0.79%
Expected stock price volatility	29.25%	22.11%
Risk-free interest rate	1.57%	1.39%
Expected life of options (in years)	5.94 years	5.85 years

In the first quarters of 2016 and 2015, the company’s board of directors granted 118,755 and 116,559 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s growth in economic valued added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

15.  Earnings (Loss) and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2016	2015

Net earnings (loss) attributable to Ball Corporation	$(127)	$21

Basic weighted average common shares	141,793	137,086
Effect of dilutive securities	—	3,990
Weighted average shares applicable to diluted earnings per share	141,793	141,076

Per basic share	$(0.90)	$0.15
Per diluted share	$(0.90)	$0.15

The company reported a net loss in the first three months of 2016 and, as a result, all potentially issuable securities were excluded in the diluted earnings per share calculation as their effect would have been anti-dilutive. Had these securities been included, weighted average shares applicable to diluted earnings per share would have been 145,100. In the first three months of 2015, approximately 1 million outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the assumed exercise proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period).

The company declared and paid dividends of $0.13 per share in the first quarters of both 2016 and 2015.

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

At March 31, 2016, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $510 million, of which approximately $469 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next three years. Included in shareholders’ equity at March 31, 2016, within accumulated other comprehensive earnings (loss), is a net after-tax loss of $15 million associated with these contracts. A net loss of $12 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 31, 2016, included pay-fixed interest rate swaps, which effectively convert variable rate obligations to fixed-rate instruments.

At March 31, 2016, the company had outstanding interest rate swap contracts, excluding those associated with borrowing for the Rexam acquisition, with notional amounts of approximately $99 million paying fixed rates expiring within the next five years. The after-tax loss included in shareholders’ equity at March 31, 2016, within accumulated other comprehensive earnings (loss) is $2 million.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Interest Rate Risk — Rexam Acquisition

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with debt issuances in connection with the announced, proposed acquisition of Rexam. At March 31, 2016, the company had outstanding interest rate swaps with notional amounts totaling approximately $200 million and €900 million. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. In the first quarter of 2016, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million). None of these contracts were designated as hedges, and therefore, changes in the fair value of these interest swap and option contracts are recognized in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense. The loss included in debt refinancing and other costs in the first three months of March 31, 2016, associated with these contracts was $16 million. The contracts outstanding at March 31, 2016, expire within the next four years.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At March 31, 2016, the company had outstanding exchange forward contracts and option contracts, excluding those for the Rexam acquisition, with notional amounts totaling approximately $934 million. Approximately $5 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at March 31, 2016, of which a net gain of $4 million is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at March 31, 2016, expire within the next year.

Currency Exchange Rate Risk — Rexam Acquisition

In connection with the announced, proposed acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. At March 31, 2016, the company had outstanding collar and option contracts with notional amounts totaling approximately £1.6 billion ($2.3 billion). These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized in the unaudited condensed consolidated statement of earnings in business consolidation and other activities (see Note 5). During the first quarter of 2016, the company recognized a loss of $88 million associated with these contracts. The contracts outstanding at March 31, 2016, expire within the next year.

In connection with the December 2015 issuance of $1 billion of U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert the fixed-rate U.S. dollar issuance to a fixed-rate euro issuance for the life of the notes to more effectively match the future cash flows of our business. The cross-currency swaps have a notional amount of $1.0 billion and expire within five years. These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recognized as business consolidation and other activities. During the first quarter of 2016, the company recognized a loss of $36 million associated with these contracts. See Note 5 for additional information.

In connection with the December 2015 issuance of €1.1 billion of senior notes (€400 million due 2020 and €700 million due 2023), the company subsequently converted the net euro proceeds to British pounds using new and existing currency derivative positions at an average exchange rate of approximately 1.37. The company elected to restrict the funds in escrow accounts invested in British money market mutual funds denominated in pounds. At March 31, 2016,

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

£1.3 billion ($1.8 billion) was invested in these escrow accounts. Changes in the U.S. dollar to British pound exchange rate will result in gains or losses to the escrow accounts, recognized as business consolidation and other activities. The British pound escrow accounts will be used to pay the cash component of the proposed acquisition price of Rexam.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2017 and has a notional value of 1 million shares.  Based on current levels in the program, each $1 change in the company’s stock price has an impact, net of derivatives utilized, of $1 million on pretax earnings.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of March 31, 2016, and December 31, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position were $198 million and $69 million, respectively, and no collateral was required to be posted.

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

	March 31, 2016			December 31, 2015
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$4	$4	$8	$6	$4	$10
Foreign currency contracts	5	8	13	2	6	8
Interest rate and other contracts	—	1	1	—	3	3
Total current derivative contracts	$9	$13	$22	$8	$13	$21

Commodity contracts	$1	$—	$1	$1	$—	$1
Foreign currency contracts	—	—	—	—	—	—
Interest rate and other contracts	—	4	4	—	2	2
Total noncurrent derivative contracts	$1	$4	$5	$1	$2	$3

Liabilities:
Commodity contracts	$13	$4	$17	$12	$5	$17
Foreign currency contracts	—	139	139	—	33	33
Interest rate and other contracts	1	—	1	—	—	—
Total current derivative contracts	$14	$143	$157	$12	$38	$50

Commodity contracts	$10	$—	$10	$8	$—	$8
Foreign currency contracts	—	43	43	—	—	—
Interest rate and other contracts	—	21	21	—	23	23
Total noncurrent derivative contracts	$10	$64	$74	$8	$23	$31

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of March 31, 2016, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

Impact on Earnings from Derivative Instruments

		Three Months Ended March 31,
		2016		2015
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$3	$—	$(1)	$1

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(7)	—	—	—

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(16)	—	—

Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	(1)	—	(1)	(13)

Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	(88)	—	(28)

Cross-currency swaps - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	(36)	—	—

Equity and inflation contracts	Selling, general and administrative	—	(2)	—	2
Total		$(5)	$(142)	$(2)	$(38)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

16.  Financial Instruments and Risk Management (continued)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended March 31,
($ in millions)	2016	2015

Amounts reclassified into earnings:
Commodity contracts	$4	$1
Interest rate contracts	—	—
Currency exchange contracts	1	1
Change in fair value of cash flow hedges:
Commodity contracts	(6)	4
Interest rate contracts	(2)	(1)
Currency exchange contracts	3	(7)
Foreign currency and tax impacts	—	1
	$—	$(1)

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

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions and subject to grace periods. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are co-terminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes or the credit agreement or any other loan document in respect thereof. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company’s material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company’s material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company’s material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The unaudited condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 19. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed, consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2016, and December 31, 2015, and for the three months ended March 31, 2016 and 2015. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
Net sales	$—	$1,075	$706	$(25)	$1,756

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(886)	(555)	25	(1,416)
Depreciation and amortization	(1)	(36)	(38)	—	(75)
Selling, general and administrative	(20)	(40)	(48)	—	(108)
Business consolidation and other activities	(260)	(4)	(3)	—	(267)
Equity in results of subsidiaries	84	36	—	(120)	—
Intercompany	52	(41)	(11)	—	—
	(145)	(971)	(655)	(95)	(1,866)

Earnings (loss) before interest and taxes	(145)	104	51	(120)	(110)
Interest expense	(38)	—	—	—	(38)
Debt refinancing and other costs	(59)	—	(2)	—	(61)
Total interest expense	(97)	—	(2)	—	(99)
Earnings (loss) before taxes	(242)	104	49	(120)	(209)
Tax (provision) benefit	115	(19)	(13)	—	83
Equity in results of affiliates, net of tax	—	(1)	—	—	(1)
Net earnings (loss)	(127)	84	36	(120)	(127)
Less net earnings attributable to noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to Ball Corporation	$(127)	$84	$36	$(120)	$(127)

Comprehensive earnings (loss) attributable to Ball Corporation	$(96)	$113	$53	$(166)	$(96)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total
Net sales	$—	$1,144	$789	$(10)	$1,923

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(947)	(624)	10	(1,561)
Depreciation and amortization	(1)	(32)	(35)	—	(68)
Selling, general and administrative	(25)	(40)	(51)	—	(116)
Business consolidation and other activities	(48)	—	(4)	—	(52)
Equity in results of subsidiaries	95	40	—	(135)	—
Intercompany	51	(42)	(9)	—	—
	72	(1,021)	(723)	(125)	(1,797)

Earnings (loss) before interest and taxes	72	123	66	(135)	126
Interest expense	(37)	2	(3)	—	(38)
Debt refinancing and other costs	(59)	—	(1)	—	(60)
Total interest expense	(96)	2	(4)	—	(98)
Earnings (loss) before taxes	(24)	125	62	(135)	28
Tax (provision) benefit	45	(31)	(15)	—	(1)
Equity in results of affiliates, net of tax	—	—	1	—	1
Net earnings (loss)	21	94	48	(135)	28
Less net earnings attributable to noncontrolling interests	—	—	(7)	—	(7)
Net earnings (loss) attributable to Ball Corporation	$21	$94	$41	$(135)	$21

Comprehensive earnings (loss) attributable to Ball Corporation	$(99)	$(28)	$(80)	$108	$(99)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	March 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$4	$4	$197	$—	$205
Receivables, net	9	254	759	—	1,022
Intercompany receivables	269	482	19	(770)	—
Inventories, net	—	525	431	—	956
Deferred taxes and other current assets	67	21	52	—	140
Total current assets	349	1,286	1,458	(770)	2,323
Noncurrent assets
Property, plant and equipment, net	17	1,029	1,684	—	2,730
Investment in subsidiaries	3,794	2,190	79	(6,063)	—
Goodwill	—	996	1,255	—	2,251
Restricted cash	2,099	—	—	—	2,099
Intangibles and other assets, net	319	106	231	—	656
Total assets	$6,578	$5,607	$4,707	$(6,833)	$10,059

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$99	$—	$292	$—	$391
Accounts payable	22	671	566	—	1,259
Intercompany payables	114	4	652	(770)	—
Accrued employee costs	10	82	66	—	158
Other current liabilities	234	59	131	—	424
Total current liabilities	479	816	1,707	(770)	2,232
Noncurrent liabilities
Long-term debt	5,314	—	94	—	5,408
Employee benefit obligations	321	455	350	—	1,126
Intercompany long-term notes	(583)	349	234	—	—
Deferred taxes and other liabilities	(21)	133	103	—	215
Total liabilities	5,510	1,753	2,488	(770)	8,981

Common stock	978	1,042	375	(1,417)	978
Preferred stock	—	—	5	(5)	—
Retained earnings	4,412	3,357	2,095	(5,452)	4,412
Accumulated other comprehensive earnings (loss)	(609)	(545)	(266)	811	(609)
Treasury stock, at cost	(3,713)	—	—	—	(3,713)
Total Ball Corporation shareholders’ equity	1,068	3,854	2,209	(6,063)	1,068
Noncontrolling interests	—	—	10	—	10
Total shareholders’ equity	1,068	3,854	2,219	(6,063)	1,078
Total liabilities and shareholders’ equity	$6,578	$5,607	$4,707	$(6,833)	$10,059

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$219	$—	$224
Receivables, net	40	224	621	—	885
Intercompany receivables	137	517	6	(660)	—
Inventories, net	—	516	382	—	898
Deferred taxes and other current assets	49	84	44	—	177
Total current assets	231	1,341	1,272	(660)	2,184
Noncurrent assets
Property, plant and equipment, net	14	1,026	1,646	—	2,686
Investment in subsidiaries	3,688	2,135	79	(5,902)	—
Goodwill	—	967	1,210	—	2,177
Restricted cash	2,154	—	—	—	2,154
Intangibles and other assets, net	171	102	223	—	496
Total assets	$6,258	$5,571	$4,430	$(6,562)	$9,697

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1	$—	$76	$—	$77
Accounts payable	19	792	690	—	1,501
Intercompany payables	105	1	554	(660)	—
Accrued employee costs	16	133	80	—	229
Other current liabilities	146	60	129	—	335
Total current liabilities	287	986	1,529	(660)	2,142
Noncurrent liabilities
Long-term debt	4,859	—	115	—	4,974
Employee benefit obligations	342	466	339	—	1,147
Deferred taxes and other liabilities	(481)	375	279	—	173
Total liabilities	5,007	1,827	2,262	(660)	8,436

Common stock	962	1,042	375	(1,417)	962
Preferred stock	—	—	5	(5)	—
Retained earnings	4,557	3,276	2,062	(5,338)	4,557
Accumulated other comprehensive earnings (loss)	(640)	(574)	(284)	858	(640)
Treasury stock, at cost	(3,628)	—	—	—	(3,628)
Total Ball Corporation shareholders’ equity	1,251	3,744	2,158	(5,902)	1,251
Noncontrolling interests	—	—	10	—	10
Total shareholders’ equity	1,251	3,744	2,168	(5,902)	1,261
Total liabilities and shareholders’ equity	$6,258	$5,571	$4,430	$(6,562)	$9,697

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(36)	$(130)	$(220)	$(386)

Cash flows from investing activities
Capital expenditures	(7)	(44)	(87)	(138)
Business acquisition, net of cash acquired	—	(36)	—	(36)
Other, net	(13)	2	—	(11)
Cash provided by (used in) investing activities	(20)	(78)	(87)	(185)

Cash flows from financing activities
Long-term borrowings	795	—	6	801
Repayments of long-term borrowings	(390)	—	(17)	(407)
Net change in short-term borrowings	98	—	212	310
Proceeds from issuances of common stock	7	—	—	7
Acquisitions of treasury stock	(98)	—	—	(98)
Common dividends	(19)	—	—	(19)
Intercompany	(331)	196	135	—
Other, net	(13)	—	(9)	(22)
Cash provided by (used in) financing activities	49	196	327	572

Effect of exchange rate changes on cash	5	17	(42)	(20)

Change in cash and cash equivalents	(2)	5	(22)	(19)
Cash and cash equivalents — beginning of period	5	—	219	224
Cash and cash equivalents — end of period	$3	$5	$197	$205

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

19.  Subsidiary Guarantees of Debt (continued)

	Unaudited Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(26)	$(62)	$(93)	$(181)

Cash flows from investing activities
Capital expenditures	(2)	(44)	(59)	(105)
Business acquisition, net of cash acquired	—	(29)	—	(29)
Other, net	10	4	—	14
Cash provided by (used in) investing activities	8	(69)	(59)	(120)

Cash flows from financing activities
Long-term borrowings	1,275	—	—	1,275
Repayments of long-term borrowings	(1,000)	—	(88)	(1,088)
Net change in short-term borrowings	121	(7)	57	171
Proceeds from issuances of common stock	9	—	—	9
Acquisitions of treasury stock	(3)	—	—	(3)
Common dividends	(18)	—	—	(18)
Intercompany	(346)	138	208	—
Other, net	(18)	—	—	(18)
Cash provided by (used in) financing activities	20	131	177	328

Effect of exchange rate changes on cash	(3)	—	14	11

Change in cash and cash equivalents	(1)	—	39	38
Cash and cash equivalents — beginning of period	2	—	189	191
Cash and cash equivalents — end of period	$1	$—	$228	$229

20. Subsequent events

In April 2016, Ball entered into an Equity and Asset Purchase Agreement to divest of a metal beverage packaging business (the Divestment Business), which consist of a portion of Ball’s existing metal beverage packaging business, as well as select metal beverage can assets of Rexam for approximately $3.42 billion (subject to customary closing adjustments) in order to satisfy certain regulatory requirements in connection with Ball’s proposed acquisition of Rexam. Completion of the sale of the Divestment Business is subject to a number of conditions, including receipt of various regulatory approvals.

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

•                  Expanding further into new products and capabilities by expanding into extruded aluminum aerosol manufacturing with the installation of a new extruded aluminum aerosol line in our DeForest, Wisconsin, facility during 2014; the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015; the installation of new extruded aluminum aerosol lines in our Devizes, United Kingdom, and Czech Republic facilities; and successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material;

•                  Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our global network, which now represent approximately 30 percent of our global beverage packaging mix; successfully commercialized the next generation aluminum bottle-shaping technology in Conroe, Texas, for a customer under a long-term arrangement; and the construction of a metal beverage container facility in Monterrey, Mexico, producing cans and ends;

•                  Broadening our geographic reach with new investments in a metal beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India, and the construction of a metal beverage container facility in Monterrey, Mexico, producing cans and ends; and

•                  Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, including the introduction of a new two-piece, lightweight steel aerosol can, G3, technology in our Chestnut Hill, Tennessee, facility in December 2015; and pursuing opportunities to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Management’s discussion and analysis for the results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results are qualitatively described.

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2016	2015

Net sales	$1,756	$1,923
Net earnings (loss) attributable to Ball Corporation	(127)	21
Net earnings (loss) attributable to Ball Corporation as a % of consolidated net sales	-7.2%	1.1%

Sales in the first quarter of 2016 decreased compared to the first quarter of 2015 primarily as a result of the pass through of lower metal input costs of $76 million. Other items significantly impacting revenue were lower net pricing in China, lower currency exchange effects in Europe and the completion of two significant U.S. government programs in our Aerospace segment, all of which were partially offset by higher metal beverage sales volumes. Net earnings were lower in 2016 compared to 2015 due to increased business consolidation and other activities of $215 million and lower net pricing in China of

$20 million, partially offset by an increase of $84 million in tax benefits, which resulted from the significant business consolidation costs and debt refinancing and other costs incurred in the first quarter of 2016.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,416 million in the first quarter of 2016 compared to $1,561 million in the first quarter of 2015. These amounts represented 81 percent of consolidated net sales in 2016 and 2015.

Depreciation and Amortization

Depreciation and amortization expense was $75 million in the first quarter of 2016 compared to $68 million in the first quarter of 2015. These amounts represented 4 percent of consolidated net sales in 2016 and 2015.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $108 million in the first quarter of 2016 compared to $116 million in the first quarter of 2015. These amounts represented 6 percent of consolidated net sales in 2016 and 2015. The decrease in SG&A in 2016 compared to 2015 was due to individually immaterial items.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $267 million in the first quarter of 2016 compared to $52 million in the first quarter of 2015. These amounts represented 15 percent of consolidated net sales in 2016 and 3 percent in 2015. The increase in business consolidation and other activities in 2016 compared to 2015 was primarily due to foreign currency exchange losses of $96 million on the restricted cash and debt, an increase in unrealized losses of $60 million related to the change in fair value of its collar and option contracts, and unrealized losses in cross-currency swaps of $36 million, all associated with the proposed Rexam acquisition. The valuations of currency exchange and interest rates are a primary driver for the amounts recorded in business consolidation costs and other activities, and we are unable to determine whether these values will increase or decrease in the future.  See Notes 4, 5 and 16 located in Item 1 of this quarterly report for additional information on financial instruments.

Interest Expense

Total interest expense was $99 million in the first quarter of 2016 compared to $98 million in the first quarter of 2015. Excluding debt refinancing and other costs, interest expense in 2016 was comparable to 2015. Interest expense, excluding the effect of debt extinguishment costs and derivative activities, as a percentage of average monthly borrowings was 5.3 percent in the first quarter of 2016 compared to 5.0 percent in the first quarter of 2015.

Debt refinancing and other costs were $61 million in the first quarter of 2016 compared to $60 million in the first quarter of 2015. The first quarter of 2016 consisted mainly of charges to fund a portion of the cash component of the proposed Rexam acquisition purchase price: (1) interest expense of $25 million on the 3.5 percent and 4.375 percent senior notes issued in December 2015, (2) fair value changes of $16 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, (3) write-offs of unamortized deferred financing fees and the premium paid of $10 million for the extinguishment of both the Bridge Facility and the 2018 Revolver and $3 million of interest on Term A U.S. dollar and Term A euro dollar loans, and (4) the amortization of $7 million in deferred financing fees on the Bridge Facility. The first quarter of 2015 debt refinancing costs consisted mainly of the $58 million for the redemption of the 6.75 percent and 5.75 percent senior notes, which were due September 2020 and May 2021, respectively and the refinance of senior credit facilities. See Note 5 in Item 1 of this quarterly report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Taxes

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year.  The effective income tax rate in the first quarter of 2016 was 39.7 percent compared to 1.8 percent in the first quarter of 2015.

In the first quarter of 2016, a significant amount of nonrecurring business consolidation costs and deferred financing and other debt related costs was incurred, primarily in the U.S.  These costs and the resultant decrease to earnings before income tax in the U.S. increased the overall effect of the permanent items and the impact of the foreign tax rate differential versus U.S. tax on the global effective tax rate for the first quarter of 2016 as compared to the first quarter of 2015.  The effect of these nonrecurring costs in the U.S. was a 37.9 percent increase in the effective tax rate for the first quarter of 2016 over the first quarter of 2015.  The full-year 2016 effective income tax rate is expected to be approximately 8.4 percent.

RESULTS OF BUSINESS SEGMENTS

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended March 31,
($ in millions)	2016	2015

Net sales	$937	$1,023

Segment earnings	$102	$125
Business consolidation and other activities (a)	(4)	(2)
Total segment earnings	$98	$123

Segment earnings before business consolidation costs as a % of segment net sales	10.9%	12.2%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Canada, Brazil and the PRC, which manufacture aluminum containers used in beverage packaging.

During the first quarter of 2016, our metal beverage can and end manufacturing facility in Monterrey, Mexico, began production. Our beverage can and end manufacturing facility in Myanmar is expected to begin production during the summer of 2016.

Segment sales in the first quarter of 2016 were $86 million lower compared to the first quarter of 2015, mainly due to the pass through of lower metal input prices of $76 million and lower net pricing in China of $20 million. Increased sales volume partially offset these impacts. We cannot predict whether lower metal input prices will continue in the future. Segment earnings in the first quarter of 2016 were $23 million lower compared to the first quarter of 2015 primarily due to lower net pricing in China of $20 million. Other significant items impacting the year-over-year results were startup costs related to Monterrey, Mexico, which were partially offset by the aforementioned increased sales volumes. Lower net prices in China are expected to continue in the short-term and cost reduction measures have been put in place to mitigate this impact.

Metal Beverage Packaging, Europe

	Three Months Ended March 31,
($ in millions)	2016	2015

Net sales	$356	$379

Segment earnings	$39	$29
Business consolidation and other activities (a)	(4)	(2)
Total segment earnings	$35	$27

Segment earnings before business consolidation costs as a % of segment net sales	11.0%	7.6%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the first quarter of 2016 were $23 million lower compared to the first quarter of 2015. Significant items leading to the lower sales were lower volume and lower currency exchange effects. Segment earnings in the first quarter of 2016 were $10 million higher compared to the first quarter of 2015, primarily due to lower metal premiums of $14 million, partially offset by lower currency exchange effects.  It is uncertain as to whether lower metal premiums will continue in the future.

Metal Food and Household Products Packaging

	Three Months Ended March 31,
($ in millions)	2016	2015

Net sales	$284	$308

Segment earnings	$20	$30
Business consolidation and other activities (a)	(14)	—
Total segment earnings	$6	$30

Segment earnings before business consolidation costs as a % of segment net sales	7.0%	9.7%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal food and household products packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell metal food, aerosol, paint, general line and extruded aluminum containers, as well as decorative specialty containers and aluminum slugs.

In February 2015, we completed the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio; further details are available in Note 4 to the unaudited condensed consolidated financial statements included within Item 1 of this report.

Segment sales in the first quarter of 2016 were $24 million lower compared to the first quarter of 2015 primarily as a result of lower food can sales volumes of $10 million and other individually immaterial items. It is uncertain as to whether the lower food can sales volumes will continue. Segment earnings in the first quarter of 2016 were $10 million lower compared to the first quarter of 2015 due to a number of individually immaterial items.

Aerospace and Technologies

	Three Months Ended March 31,
($ in millions)	2016	2015

Net sales	$180	$215

Segment earnings	$18	$20
Business consolidation and other activities (a)	—	1
Total segment earnings	$18	$21

Segment earnings before business consolidation costs as a % of segment net sales	10.0%	9.3%

(a)         Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace and technologies segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2016 decreased by $35 million compared to the first quarter of 2015 and segment earnings decreased by $2 million.  These decreases were primarily the result of two U.S. government contracts that were nearing completion in the first quarter of 2016.  Revenues for these two programs were $28 million lower in the first quarter of 2016 compared to the first quarter of 2015 and the impact on segment earnings was immaterial.

The aerospace and technologies sales contract mix in the first three months of 2016 consisted of 52 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 42 percent fixed-price contracts. Contracted backlog was $733 million at March 31, 2016, compared to $617 million at December 31, 2015. The backlog at March 31, 2016, consisted of 39 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

PROPOSED ACQUISITION OF REXAM PLC (REXAM)

On February 19, 2015, the company and Rexam PLC (Rexam) announced the terms of a recommended offer by the company to acquire all of the outstanding shares of Rexam in a cash and stock transaction. Under the terms of the offer, for each Rexam share, Rexam shareholders will receive 407 pence in cash and 0.04568 shares of the company. The transaction valued Rexam at 610 pence per share based on the company’s 90-day volume weighted average stock price as of February 17, 2015, and an exchange rate of US $1.54: £1 on that date representing an equity value of £4.3 billion ($6.6 billion). The actual value of the transaction will be determined based on the exchange rate and the company’s stock price at the time of the closing of the transaction. As described below, the company has entered into collar, option and swap contracts to partially mitigate its currency exchange risk with regard to the cash component of the purchase price.

By way of compensation for any loss suffered by Rexam in connection with the preparation and negotiation of the offer, the co-operation agreement and any other document relating to the acquisition, Ball has undertaken in the co-operation agreement that, on the occurrence of a break payment event Ball will pay, or procure the payment to Rexam of an amount in cash in British pounds. As discussed below, Ball’s shareholders approved the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. As a result, the amount of the break payment would be £302 million upon the occurrence of a break payment event.

A special meeting of Ball’s shareholders was held on July 28, 2015, at which our shareholders approved the issuance of Ball common stock to shareholders of Rexam as partial consideration for the proposed acquisition. Both Ball and Rexam’s boards of directors unanimously support the transaction, and the consummation of the transaction remains subject to approval from Rexam’s shareholders, certain regulatory approvals and other customary closing conditions.

Ball expects that obtaining final regulatory approval by the European Commission (EC), Brazil’s Council for Economic Defence (CADE) and the U.S. Federal Trade Commission (FTC) will ultimately require Ball to divest certain assets.  Subject to receipt of such approvals and the satisfaction of all such conditions, Ball currently expects to complete the Rexam acquisition and related divestitures in late June 2016; however, there can be no assurances that the Rexam acquisition or the related divestitures will be completed by such time, or on the terms described herein, or at all. To date, the EC and CADE have provided conditional clearance of the proposed acquisition, subject to their approval of the proposed buyer of the divested assets, terms of the divestiture sale and other customary regulatory processes.

In late 2015, Ball completed the acquisition of the remaining outstanding noncontrolling interests in a Ball-controlled joint venture company (Latapack-Ball) organized and operating in Brazil. During October and November 2015, Ball and its joint venture partners reached an agreement for the partners to exchange all of their interest in Latapack-Ball for a total of approximately 5.7 million treasury shares of Ball common stock and $17.4 million of cash. The acquisition of the noncontrolling interests in the joint venture was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball.

Long-term Debt

On February 19, 2015, the company entered into a £3.3 billion Bridge Facility, pursuant to which lending institutions agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the announced, proposed acquisition of Rexam along with related fees and expenses. In December 2015, the company issued senior notes totaling $1 billion, €400 million and €700 million due 2020, 2020, and 2023, respectively, with rates of 4.375 percent, 3.5 percent and 4.375 percent, respectively. Pursuant to the terms of the Bridge Facility, the company deposited the net proceeds from the issuance of such notes into escrow accounts, recorded as restricted cash (from which proceeds would be released, subject to certain conditions, to pay a portion of the cash consideration payable to Rexam shareholders and related fees and expenses), which reduced the commitments under the Bridge Facility to £1.9 billion.  If the Rexam acquisition is not consummated on or prior to November 15, 2016, we will be required to effect the redemption of all of the outstanding notes from the December 2015 senior note issuances at the redemption price applicable to each series. This would result in the use of restricted cash and other available funds to redeem these senior notes and pay any additional fees. However, the senior note offerings are not conditioned upon the Rexam acquisition. See Note 11 for further details related to these transactions.

On February 19, 2015, the company entered into a $3 billion 2018 Revolver to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.  In June 2015, during a subsequent debt offering, the company issued $1 billion of 5.25 percent senior notes, thereby reducing the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In March 2016, the 2018 Revolver was refinanced in full with a $1.5 billion multi-currency revolving credit facility. See Note 11 for further details related to these transactions.

On March 18, 2016, Ball refinanced the Bridge Facility in full with a $1.4 billion Term A loan facility available to Ball and a €1.1 billion Term A loan facility available to a subsidiary of Ball, and refinanced the 2018 Revolver in full with a $1.5 billion 2021 Revolver, in each case under a secured, five-year credit agreement, pursuant to which the term lenders thereunder agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam´s shareholders upon consummation of the Rexam acquisition and related fees and expenses, and the revolving lenders thereunder agreed, subject to certain conditions, to make the 2021 Revolver available for general corporate and other specified purposes. See Note 11 for further details related to these transactions.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the expected closing date of the announced, proposed acquisition of Rexam, with an aggregate notional amount of approximately £1.6 billion ($2.3 billion) at March 31, 2016. In connection with the December 2015 issuance of $1 billion of U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt issuance to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of our business.  At March 31, 2016, the cross-currency swaps have a notional amount of $1 billion. These contracts were not designated as hedges, and therefore, changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the proposed Rexam acquisition. At March 31, 2016, the company had U.S. and European outstanding interest rate swaps with notional amounts totaling approximately $200 million and €900 million, respectively. In addition, the company entered into interest rate option contracts to hedge negative Euribor rates with an aggregate notional amount of €750 million. In the first quarter of 2016, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million). These contracts were not designated as hedges; therefore, changes in the fair value of these interest swap and option contracts are recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

For further details related to the aforementioned currency exchange rate and interest rate risks, and the valuation of these derivatives, see Notes 5 and 16.

SUBSEQUENT EVENTS

In April 2016, Ball entered into an Equity and Asset Purchase Agreement to divest of a metal beverage packaging business (the Divestment Business), which consist of a portion of Ball’s existing metal beverage packaging business, as well as select metal beverage can assets of Rexam for approximately $3.42 billion (subject to customary closing adjustments) in order to satisfy certain regulatory requirements in connection with Ball’s proposed acquisition of Rexam. Completion of the sale of the Divestment Business is subject to a number of conditions, including receipt of various regulatory approvals.

Management Performance Measures

Management internally uses various measures to evaluate company performance such as return on average invested capital (net operating earnings (loss) after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings (loss) after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings (loss) before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings (loss) per share. We believe this information is also useful to investors as it provides insight into the earnings criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

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

Based on the above definitions, our calculation of comparable EBIT is summarized below:

	Three Months Ended March 31,
($ in millions)	2016	2015

Net earnings (loss) attributable to Ball Corporation	$(127)	$21
Add: net earnings attributable to noncontrolling interests	—	7
Net earnings (loss)	(127)	28
Less: Equity in results of affiliates, net of tax	1	(1)
Add: Tax provision (benefit)	(83)	1
Earnings (loss) before taxes, as reported	(209)	28
Add: Total interest expense	99	98
Earnings (loss) before interest and taxes (EBIT)	(110)	126
Add: Business consolidation and other activities	267	52
Comparable EBIT	$157	$178

Our calculations of comparable EBITDA, the comparable EBIT to interest coverage ratio and the net debt to comparable EBITDA ratio are summarized below:

Twelve Months
Ended
($ in millions, except ratios)	March 31, 2016
Net earnings attributable to Ball Corporation	$133
Add: net earnings attributable to noncontrolling interests	15
Net earnings	148
Less: Equity in results of affiliates, net of tax	(3)
Add: Tax provision (benefit)	(37)
Earnings before taxes	108
Add: total interest expense	261
Earnings before interest and taxes (EBIT)	369
Add: business consolidation and other activities	410
Comparable EBIT	779
Add: depreciation and amortization	292
Comparable EBITDA	$1,071

Interest expense, excluding debt refinancing and other costs (Interest Expense)	$(143)

Total debt at March 31, 2016	$5,799
Less: cash and cash equivalents	(205)
Less: restricted cash, non-current	(2,099)
Net debt	$3,495

Comparable EBIT/Interest expense	5.4x
Net debt/Comparable EBITDA	3.3x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2016	2015

Net earnings (loss) attributable to Ball Corporation	$(127)	$21
Add: Business consolidation and other activities, net of tax	173	37
Add: Debt refinancing and other costs, net of tax	40	39
Comparable Net Earnings	$86	$97

Per diluted share, as reported	$(0.90)	$0.15
Per diluted share, comparable basis	$0.59 (a)	$0.69

(a)         The Company reported a U.S. GAAP net loss in the first three months of 2016 and, as a result, all potentially issuable securities were excluded in the diluted earnings per share calculation as their effect would have been anti-dilutive. Had the securities been included, weighted average shares applicable to diluted earnings per share would have been 145,100. Comparable net earnings for the first three months of 2016 was positive; therefore, 145,100 weighted average shares were used to calculate diluted earnings per share for comparable net earnings.

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

The following summarizes our cash flows:

	Three Months Ended March 31,
($ in millions)	2016	2015

Cash flows provided by (used in) operating activities	$(386)	$(181)
Cash flows provided by (used in) investing activities	(185)	(120)
Cash flows provided by (used in) financing activities	572	328

Cash flows from operations in the first three months of 2016 were lower compared to the first three months of 2015 due primarily to higher outflows from working capital changes. The outflows of working capital were primarily related to (1) higher days sales outstanding in the first quarter of 2016 of 47 days (annualized) compared to 43 days in the first quarter of 2015 (annualized) and (2) the reduction of days payable outstanding in the first quarter of 2016 to 78 days (annualized) from the days payable outstanding in the fourth quarter of 2015 of 91 days (annualized).

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivable of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $593 million at March 31, 2016. A total of $442 million and $479 million were sold under these programs as of March 31, 2016, and December 31, 2015, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $20 million for the first three months of 2016 and insignificant for the first three months of 2015, and are expected to be in the range of $40 million for the full year. This estimate may change based on changes in the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $5 million in the first three months of 2016 and are expected to be approximately $18 million for the full year.

We expect 2016 capital expenditures for property, plant and equipment to be in the range of $400 million, and approximately $185 million was contractually committed as of March 31, 2016. Capital expenditures are expected to be funded by cash flows from operations.

As of March 31, 2016, approximately $197 million of our cash was held outside of the U.S. There are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash. The company believes its U.S. operating cash flows; the $1.5 billion available under the company’s long-term, revolving credit facility; the $578 million available under other U.S.-based uncommitted short-term credit facilities; availability under U.S.-based committed and uncommitted accounts receivable factoring programs; and availability under the U.S.-based accounts receivable securitization program will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Share Repurchases

Our share repurchases, net of issuances, totaled $91 million in the first three months of 2016. There were no open market repurchases during the first three months of 2015. Share repurchases are completed using cash on hand and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $5.8 billion at March 31, 2016, was higher than the amount outstanding at December 31, 2015, of $5.1 billion due to seasonal working capital requirements and to fund a portion of the proposed Rexam acquisition.

On February 19, 2015, the company entered into a £3.3 billion Bridge Facility, pursuant to which lending institutions agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the announced, proposed acquisition of Rexam and related fees and expenses. In December 2015, the company issued $1 billion of 4.375 percent senior notes and €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023. Pursuant to the terms of the Bridge Facility, the company deposited the net proceeds from the issuance of such notes into an escrow account (from which proceeds would be released, subject to certain conditions, to pay a portion of the cash consideration payable to Rexam shareholders and related fees and expenses), which reduced the commitments under the Bridge Facility availability to £1.9 billion. If the Rexam acquisition is not consummated on or prior to November 15, 2016, we will be required to effect the redemption of all of the outstanding notes from the December 2015 senior note issuances at the redemption price applicable to each series. This would result in the use of restricted cash and other available funds to redeem these senior notes and pay any additional fees. However, the senior note offerings are not conditioned upon the Rexam acquisition. See Note 11 for further details related to these transactions.

On February 19, 2015, the company entered into a $3 billion 2018 Revolver to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.  In June 2015, during a subsequent debt offering, the company issued $1 billion of 5.25 percent senior notes, thereby reducing the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In March 2016, the 2018 Revolver was refinanced in full with a $1.5 billion multi-currency revolving credit facility. See Note 11 for further details related to these transactions.

On March 18, 2016, Ball refinanced the Bridge Facility in full with a $1.4 billion Term A loan facility available to Ball and a €1.1 billion Term A loan facility available to a subsidiary of Ball, and refinanced the 2018 Revolver in full with a $1.5 billion multi-currency revolving credit facility available to Ball and certain of its subsidiaries (the 2021 Revolver), in each case under a secured, five-year credit agreement, pursuant to which the term lenders thereunder agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam´s shareholder upon consummation of the Rexam acquisition and related fees and expenses, and the revolving lenders thereunder agreed, subject to certain conditions, to make the 2021 Revolver available for general corporate and other specified purposes. See Note 11 for further details related to these transactions.

At March 31, 2016, taking into account outstanding credit and excluding availability under the accounts receivable securitization program, approximately $1.1 billion was available under the company’s long-term, multi-currency committed revolving credit facilities. In addition to these facilities, the company had approximately $578 million of short-term uncommitted credit facilities available at March 31, 2016, of which $223 million was outstanding and due on demand. The company has additional availability of $1.4 billion and £1.1 billion ($1.3 billion) Term A loan facilities. Of the amounts available under the credit facilities and Term Loans described above of approximately $4.4 billion, we will be required to repay certain of Rexam’s debt obligations and to settle Rexam’s outstanding derivatives. Our best estimate based on the latest issued financials for Rexam is that this will be $1.4 billion.

While ongoing financial and economic conditions raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

The U.S. note agreements, bank credit agreement and accounts receivable securitization agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 4.00, prior to considering the impacts of the announced, proposed acquisition of Rexam. The company was in compliance with all loan agreements and debt covenants at March 31, 2016, and December 31, 2015, and has met all debt payment obligations. As of March 31, 2016, the amounts disclosed as available under the company’s credit facilities, are available without violating our existing debt covenants. Additional details about our debt and receivables sales agreements are available in Note 11 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization agreement, which totaled $115 million at March 31, 2016 and no amounts outstanding at December 31, 2015. This agreement, which has been amended and extended from time to time, is scheduled to mature in May 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2015 annual report filed on February 16, 2016, and in Note 16 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

The company entered into derivative financial instruments to reduce its exposure to currency exchange rate risks in connection with the British pound denominated cash portion of the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at March 31, 2016, a 10 percent decrease in value of the British pound against the U.S. dollar and the euro would have resulted in an unrealized pre-tax loss of approximately $116 million and a 10 percent strengthening of the British pound compared to the U.S. dollar and the euro would have resulted in an unrealized pre-tax gain of approximately $162 million. Exposure to currency exchange effects associated with these derivatives will be offset by changes in the ultimate purchase price of Rexam. Actual changes in market prices or rates may differ from hypothetical changes.

In addition, the company entered into derivative financial instruments to minimize its exposure to interest rate changes associated with anticipated debt issuances in connection with the announced, proposed acquisition of Rexam. Considering the company’s derivative financial instruments outstanding at March 31, 2016, a 100-basis point increase or decrease in interest rates could result in an estimated $78 million reduction, in net earnings over a one-year period. Actual results may vary based on actual changes in the market prices and rates and the timing of these changes.

Item 4.         CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first three months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.                                             OTHER INFORMATION

Item 1.                     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 31, 2016, except as discussed in Note 17 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.            Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K (annual report).

Item 2.                     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 31, 2016.

	Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2016	—	$—	—	11,956,155
February 1 to February 29, 2016	1,225,341	65.84	1,225,341	10,730,814
March 1 to March 31, 2016	249,672	67.51	249,672	10,481,142
Total	1,475,013	66.13	1,475,013

(a)         Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.

(b)       The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.         Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 31, 2016.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

There were no events required to be reported under Item 5 for the quarter ended March 31, 2016.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation

(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	April 29, 2016

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Filed herewith.)

EX-101