Form 10-Q
period 2016-06-30
BALL CORP
filed 2016-08-12
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, without par value	174,228,508 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2016	2015	2016	2015

Net sales	$2,030	$2,172	$3,785	$4,095

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,596)	(1,775)	(3,012)	(3,336)
Depreciation and amortization	(78)	(71)	(153)	(139)
Selling, general and administrative	(105)	(118)	(213)	(234)
Business consolidation and other activities	27	66	(240)	14
	(1,752)	(1,898)	(3,618)	(3,695)

Earnings before interest and taxes	278	274	167	400

Interest expense	(41)	(31)	(79)	(70)
Debt refinancing and other costs	(46)	(5)	(106)	(65)
Total interest expense	(87)	(36)	(185)	(135)

Earnings (loss) before taxes	191	238	(18)	265
Tax (provision) benefit	146	(79)	229	(79)
Equity in results of affiliates, net of tax	1	1	—	2
Net earnings	338	160	211	188
Less net earnings attributable to noncontrolling interests	—	—	—	(7)
Net earnings attributable to Ball Corporation	$338	$160	$211	$181

Earnings (loss) per share:
Basic	$2.38	$1.16	$1.49	$1.32
Diluted	$2.33	$1.13	$1.45	$1.28

Weighted average shares outstanding (000s):
Basic	142,038	137,801	141,916	137,446
Diluted	145,227	141,540	145,165	141,302

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Net earnings	$338	$160	$211	$188

Other comprehensive earnings:
Foreign currency translation adjustment	(29)	47	—	(92)
Pension and other postretirement benefits	64	8	63	31
Effective financial derivatives	12	(15)	11	(16)
Total other comprehensive earnings (loss)	47	40	74	(77)
Income tax (provision) benefit	(31)	(1)	(27)	(5)
Total other comprehensive earnings (loss), net of tax	16	39	47	(82)

Total comprehensive earnings	354	199	258	106

Less comprehensive (earnings) loss attributable to noncontrolling interests	—	—	—	(7)
Comprehensive earnings attributable to Ball Corporation	$354	$199	$258	$99

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2016	2015

Assets
Current assets
Cash and cash equivalents	$6,399	$224
Receivables, net	1,910	885
Inventories, net	1,483	898
Deferred taxes and other current assets	294	177
Total current assets	10,086	2,184
Noncurrent assets
Property, plant and equipment, net	4,396	2,686
Goodwill	5,183	2,177
Intangible assets, net	2,052	195
Restricted cash	2,124	2,154
Other assets	1,236	301
Total assets	$25,077	$9,697

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$3,125	$77
Accounts payable	2,168	1,501
Accrued employee costs	361	229
Cash purchase price payable to Rexam's shareholders	3,825	—
Other current liabilities	874	335
Total current liabilities	10,353	2,142
Noncurrent liabilities
Long-term debt	8,234	4,974
Employee benefit obligations	1,527	1,147
Deferred taxes and other liabilities	1,129	173
Total liabilities	21,243	8,436

Shareholders' equity
Common stock (333,561,888 shares issued - 2016; 332,332,395 shares issued - 2015)	995	962
Retained earnings	4,733	4,557
Accumulated other comprehensive earnings (loss)	(593)	(640)
Treasury stock, at cost (191,606,105 shares - 2016; 194,240,427 shares - 2015)	(1,404)	(3,628)
Total Ball Corporation shareholders' equity	3,731	1,251
Noncontrolling interests	103	10
Total shareholders' equity	3,834	1,261
Total liabilities and shareholders' equity	$25,077	$9,697

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2016	2015

Cash Flows from Operating Activities
Net earnings	$211	$188
Adjustments to reconcile net earnings (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	153	139
Business consolidation and other activities	240	(14)
Deferred tax provision (benefit)	(268)	(1)
Other, net	140	54
Changes in other working capital components (a)	(440)	(155)
Cash provided by (used in) operating activities	36	211
Cash Flows from Investing Activities
Capital expenditures	(273)	(228)
Business acquisitions, net of cash acquired	413	(29)
Proceeds from dispositions, net of cash sold	2,815	—
Other, net	(86)	22
Cash provided by (used in) investing activities	2,869	(235)
Cash Flows from Financing Activities
Long-term borrowings	3,824	2,315
Repayments of long-term borrowings	(621)	(2,308)
Net change in short-term borrowings	250	105
Proceeds from issuances of common stock	23	19
Acquisitions of treasury stock	(98)	(3)
Common dividends	(37)	(36)
Other, net	(21)	(41)
Cash provided by (used in) financing activities	3,320	51

Effect of exchange rate changes on cash	(50)	9

Change in cash and cash equivalents	6,175	36
Cash and cash equivalents - beginning of period	224	191
Cash and cash equivalents - end of period	$6,399	$227

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments, the variability of contract revenues in the company’s Aerospace segment, the acquisition of Rexam PLC (Rexam) and the divestiture of certain assets and liabilities of the combined business on June 30, 2016. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on February 16, 2016, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 (annual report).

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

New Accounting Guidance

In June 2016, amendments requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected were finalized. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance will be effective on January 1, 2020. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In May 2016, narrow scope amendments and practical expedients were issued to clarify the new revenue recognition standard. The amendments clarify the collectability criterion of the revenue standard wherein an entity is allowed to recognize revenue in the amount of consideration received when the following criteria are met: the entity has transferred

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

control of the goods or services, the entity has stopped transferring goods or services, or has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. The amendments also clarify the following: the fair value of noncash consideration be measured at contract inception when determining the transaction price, allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer when the company discloses that policy, for contracts to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP, and a practical expedient is provided in which an entity can avoid having to evaluate the effects of each contract modification from contract inception through the beginning of the earliest period presented when accounting for contracts that were modified prior to adoption under both the full and modified retrospective transition approach. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for Ball on January 1, 2018. The company is currently assessing the impact the adoption of this new guidance will have on its consolidated financial statements.

In April 2016, amendments to clarify the guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations in the new revenue recognition standard were finalized.  The amendments clarify how an entity evaluates the nature of its promise in granting a license of IP, which will determine whether revenue should be recognized over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract and allow entities the election to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for Ball on January 1, 2018. The company is currently assessing the impact the adoption of this new guidance will have on its consolidated financial statements.

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

In March 2016, the principal versus agent guidance within the new revenue recognition standard was amended to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation. The new standard requires an entity to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer, by evaluating the nature of its promise to the customer. An entity is a principal and records revenue on a gross basis if it controls the promised good or service before transferring the good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for Ball on January 1, 2018. The company is currently assessing the impact the adoption of this new guidance will have on its consolidated financial statements.

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

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will need to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net earnings. An exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance and, as such, these investments may be measured at cost. The guidance will be effective on January 1, 2018. The company is currently assessing the impact the adoption of this new guidance will have on its consolidated financial statements.

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

Metal beverage packaging, Americas and Asia:  Consists of the metal beverage packaging, Americas, operations in the U.S., Canada, Mexico and Brazil, and the metal beverage packaging, Asia, operations in the People’s Republic of China (PRC) and Myanmar. The Americas and Asia segments have been aggregated based on similar economic and qualitative characteristics. The operations in this reporting segment manufacture and sell metal beverage containers.

Metal beverage packaging, Europe:  Consists of operations in several countries in Europe that manufacture and sell metal beverage containers.

Food and Aerosol packaging:   Consists of operations in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food, aerosol, paint, general line and decorative specialty containers, as well as extruded aluminum aerosol containers and aluminum slugs.

Aerospace:  Consists of the manufacture and sale of aerospace and other related products and the providing of services used in the defense, civil space and commercial space industries.

The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report. The company also has investments in companies in Guatemala, Panama, South Korea, the U.S. and Vietnam, which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Due to the timing of the Rexam acquisition, the newly acquired operations have been included in the corporate and other segment for the quarter ended June 30, 2016. During the third quarter, the company will evaluate both the existing and acquired operations to determine its internal reporting structure and the resulting effect on reportable segments.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Net sales
Metal beverage packaging, Americas & Asia	$1,053	$1,132	$1,990	$2,155
Metal beverage packaging, Europe	479	481	835	860
Food and aerosol packaging	298	332	583	640
Aerospace	193	230	373	445
Corporate and intercompany eliminations	7	(3)	4	(5)
Net sales	2,030	2,172	$3,785	$4,095

Net earnings
Metal beverage packaging, Americas & Asia	$137	$126	$239	$252
Business consolidation and other activities	(12)	—	(16)	(3)
Total metal beverage packaging, Americas & Asia	125	126	223	249

Metal beverage packaging, Europe	74	59	113	88
Business consolidation and other activities	(5)	(5)	(9)	(7)
Total metal beverage packaging, Europe	69	54	104	81

Food and aerosol packaging	33	29	53	59
Business consolidation and other activities	(3)	(1)	(17)	(1)
Total food and aerosol packaging	30	28	36	58

Aerospace	19	20	37	39
Business consolidation and other activities	—	—	—	1
Total aerospace	19	20	37	40

Segment earnings before interest and taxes	243	228	400	428

Undistributed corporate expenses and intercompany eliminations, net	(12)	(26)	(35)	(52)
Business consolidation and other activities	47	72	(198)	24
Total undistributed corporate expenses and
intercompany eliminations, net	35	46	(233)	(28)

Earnings before interest and taxes	278	274	167	400

Interest expense	(41)	(31)	(79)	(70)
Debt refinancing and other costs	(46)	(5)	(106)	(65)
Total interest expense	(87)	(36)	(185)	(135)
Tax (provision) benefit	146	(79)	229	(79)
Equity in results of affiliates, net of tax	1	1	(0)	2
Net earnings	338	160	211	188
Less net earnings attributable to noncontrolling interests	—	—	—	(7)
Net earnings attributable to Ball Corporation	$338	$160	$211	$181

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions

Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a United Kingdom-based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total consideration of $2.3 billion). Additionally, the company recorded $21 million of consideration for stock-based compensation (see Note 15). The common shares were valued using the price on the date of acquisition and have been presented as a reduction of treasury stock as of June 30, 2016, although the shares were issued on July 1, 2016 as this issuance of shares was irrevocably committed at June 30, 2016. The cash portion of the acquisition price was paid in July, 2016, using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016 (discussed further in the long-term debt section below).

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to divest certain assets including a portion of Ball’s existing metal beverage packaging businesses and select metal beverage can assets of Rexam (the Divestment Business).

The sale of the Divestment Business to Ardagh Group S.A. (Ardagh), was completed immediately after the Rexam acquisition on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. A pre-tax gain of $331 million was recorded in connection with the sale and is subject to finalization of working capital and other items, and has been recorded within business consolidation and other activities. The company has recorded an amount due from Ardagh of $235 million in other receivables, in the unaudited condensed consolidated balance sheet as of June 30, 2016 for remaining cash proceeds expected to be received from Ardagh associated with the sale of the Divestment Business. As a condition of the sale of the Divestment Business to Ardagh, the company has guaranteed a minimum volume of sales for the Divestment Business in 2017, whereby the company would be required to pay Ardagh up to $75 million based upon any shortfall of 2017 sales relative to an agreed-upon minimum threshold.  Additionally, the company entered into a supply agreement with Ardagh to manufacture and sell can ends to the Divestment Business in Brazil in exchange for proceeds of $103 million, which have been included in other, net in operating activities in the unaudited condensed consolidated statement of cash flows.

The portion of the Divestment Business composed of Ball's legacy beverage packaging businesses had earnings before taxes as shown below. These earnings before taxes may not be indicative of the earnings before taxes that would be generated by these components of the Divestment Business in future periods. Additionally, due to complexities associated with how Ball's legacy beverage packaging businesses included in the Divestment Business were integrated into Ball Corporation in historical periods, these earnings before taxes may not be indicative of the earnings before taxes of these components of the Divestment Business were they to be operated as a standalone business or businesses:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Earnings before taxes	$68	$49	$104	$80
Earnings before taxes attributable to	$68	$49	$104	$77
Ball Corporation

The Rexam portion of the Divestment Business is not included in the table above because the financial information is not included in Ball’s historical results.

A total of 54 manufacturing facilities were acquired from Rexam, including 17 in the U.S., 20 in Europe, 12 in South America and five in the Africa, Middle East and Asia (AMEA) region. A total of 22 manufacturing facilities were sold as part of the Divestment Business, including 12 Ball facilities and 10 Rexam facilities. Of these 22 facilities, eight are located in the U.S., 12 are located in Europe and two are located in Brazil. The company has a total of 75 metal beverage

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

manufacturing facilities and joint ventures after the completion of the acquisition and the sale of the Divestment Business.

This acquisition aligns with Ball’s Drive for 10 vision, including the company’s longstanding capital allocation strategy and EVA philosophy. The combination creates the world’s largest supplier of metal beverage containers allowing the company to better serve its customers with its enhanced geographic footprint and innovative product offerings. In particular, Ball expects the acquisition to deliver long-term shareholder value through optimizing global sourcing, reducing general and administrative expenses, sharing best practices to improve production efficiencies and leveraging its footprint to lower freight, logistics and warehousing costs. In addition, further value can be created through balance sheet improvements with a focus on working capital and inventory management and sustainability priorities as a result of the larger plant network.

Due to the timing of the acquisition, the newly acquired operations have been included in the corporate and other segment for the quarter ended June 30, 2016. During the third quarter, the company will evaluate both the existing and acquired operations to determine its internal reporting structure and the resulting effect on reportable segments. The acquisition has been accounted for as a business combination and, its results of operations did not have a significant impact on the company’s unaudited condensed consolidated statement of earnings and cash flow from the date of acquisition. In addition, pretax charges totaling $196 million were incurred for transaction costs associated with the acquisition, which, in accordance with current accounting guidance, were expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the unaudited condensed consolidated statement of earnings. $66 million of these costs were included in the three months ended June 30, 2016, and $94 million in the six months ended June 30, 2016.

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion. Subsequent to June 30, 2016, approximately $2.7 billion was extinguished. The proceeds from the sale of the Divestment Business were used to extinguish the assumed debt.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The table below is a summary of the net assets acquired from Rexam using preliminary fair values. The valuation by management of certain assets, and liabilities, is still in process and therefore, the actual fair values may vary significantly from these preliminary estimates. Final valuations are expected to be completed within one year of the acquisition.

($ in millions)

Cash	$451
Receivables, net	797
Inventories, net	791
Deferred taxes and other current assets	158
Assets held for sale (sold to Ardagh on June 30, 2016)	913
Total current assets	3,110
Property, plant and equipment	2,297
Goodwill	3,767
Intangible assets	1,888
Restricted cash	174
Other assets	721
Total assets acquired	11,957

Short-term debt and current portion of long-term debt	2,801
Accounts payable	869
Accrued employee costs	125
Liabilities held for sale (sold to Ardagh on June 30, 2016)	7
Other current liabilities	447
Total current liabilities	4,249

Long-term debt	25
Employee benefit obligations	496
Deferred taxes and other liabilities	927
Total liabilities assumed	5,697

Net assets acquired	6,260

Noncontrolling interests	(94)
Aggregate value of consideration paid	$6,166

In connection with the acquisition, the company assumed certain commitments from Rexam, including lease and purchase commitments, which we are currently evaluating.

The following table details the identifiable intangible assets acquired at the preliminary fair value and estimated useful lives:

($ in millions)	Fair Value	Weighted- Average Estimated Useful Life (in Years)

Customer relationships	$1,840	15
Trademarks	40	5
Technology	8	9
	$1,888

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Because the acquisition of Rexam was a stock purchase, neither the goodwill nor the intangible assets are deductible under local country corporate tax laws but will generally be deductible in computing earnings and profits for U.S. tax purposes.

The following unaudited pro forma consolidated results of operations (pro forma information) have been prepared as if the acquisition of Rexam and the sale of the Divestment Business had occurred as of January 1, 2015. The pro forma information combines the historical results of Ball and Rexam. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of the results that may be obtained in the future.

	Three Months Ended		Six Months Ended
($ in millions, except per share amounts)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net sales (1)	$2,761	$3,027	$5,179	$5,689
Net earnings attributable to Ball Corporation (2)	$75	$88	$87	$(551)
Basic earnings (loss) per share	$0.43	$0.50	$0.50	$(3.14)
Diluted earnings (loss) per share	$0.42	$0.49	$0.49	$(3.14)

(1)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(2)	Pro forma adjustments to net earnings attributable to Ball Corporation include the following:
•

Excludes acquisition-related transaction costs and debt refinancing costs incurred in the three and six months ended June 30, 2016 pro forma statements of earnings and three months ended June 30, 2015. The six months ended June 30, 2015 pro forma net earnings were adjusted to include the acquisition related transaction costs and debt refinancing costs incurred in the six months ended June 30, 2016 and the six months ended December 31, 2015 as the pro forma information shown assumes that the Rexam acquisition has been consummated as of January 1, 2015.

•	Additional interest expense associated with the new debt utilized to finance the acquisition.
•	Additional depreciation and amortization expense based on the increased fair value of property, plant and equipment and amortizable intangible assets acquired.
•	An additional charge to cost of sales of $74 million was included in the six months ended June 30, 2015 based on the step up value of inventory.
•

Excludes net earnings attributable to the Divestment Business for the three and six months ended June 30, 2016 and net earnings attributable to the Divestment Business for the three and six months ended June 30, 2015.

•	Excludes the gain on sale of the Divestment Business in the three and six months ended June 30, 2016.

All of these pro forma adjustments were adjusted for the applicable income tax impacts. Ball has applied enacted statutory tax rates in the United Kingdom for the respective periods. Ball has used a tax rate of 20.0 percent to calculate the financing, acquisition and divestment business-related adjustments for the three and six months ended 2016 and the three months ended June 30, 2015. A tax rate of 20.5 percent was used to calculate the financing, acquisition and divestment business-related adjustments for the six months ended June 30, 2015.  However, the tax impact on acquisition-related transaction costs already incurred were recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may be subject to change and may not be reflective of Ball’s effective tax rate for future periods after consummation of the acquisition and sale of the Divestment Business.

In late 2015, Ball completed the acquisition of the remaining outstanding noncontrolling interests in a Ball-consolidated joint venture company (Latapack-Ball) organized and operating in Brazil. Ball and its joint venture partners reached an agreement for the partners to exchange all of their interest in Latapack-Ball for a total of approximately 5.7 million treasury shares of Ball common stock and $17.4 million of cash. The acquisition of the noncontrolling interests in the joint venture was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Acquisition-Related Long-term Debt and Restricted Cash

On February 19, 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement (the Bridge Facility), pursuant to which lending institutions agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the acquisition of Rexam along with related fees and expenses. In December 2015, the company issued senior notes totaling $1 billion, €400 million and €700 million due 2020, 2020, and 2023, respectively, with rates of 4.375 percent, 3.5 percent and 4.375 percent, respectively. Pursuant to the terms of the Bridge Facility, the company deposited the net proceeds from the issuance of such notes into escrow accounts, recorded as restricted cash, which reduced the commitments under the Bridge Facility to £1.9 billion.

On February 19, 2015, the company entered into a $3 billion revolving credit facility (the 2018 Revolver) to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company.  In June 2015, during a subsequent debt offering, the company issued $1 billion of 5.25 percent senior notes, thereby reducing the borrowing capacity under the revolving credit facility from $3 billion to $2.25 billion. In March 2016, the 2018 revolver was refinanced in full with a $1.5 billion multi-currency revolving credit facility available to Ball and certain of its subsidiaries (the 2021 Revolver).

On March 18, 2016, Ball refinanced the Bridge Facility in full with a $1.4 billion Term A loan facility available to Ball and a €1.1 billion Term A loan facility available to a subsidiary of Ball. The Term A Loan facilities and 2021 Revolver were entered under a secured, five-year credit agreement.

In July, 2016, $3.8 billion of proceeds released from the restricted cash escrow accounts and amounts drawn under the $1.4 billion Term A loan facility and the €1.1 billion Term A loan facility were used to pay the cash portion of the consideration due to Rexam’s shareholders for the acquisition of Rexam.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the expected closing date of the acquisition. In June 2016, the company terminated the collar and option contracts with notional amounts that totaled approximately £1.4 billion ($1.8 billion). In connection with the December 2015 issuance of $1 billion senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of the company.  The cross-currency swaps with a notional amount of $1 billion were terminated on June 30, 2016. These contracts were not designated as hedges for accounting purposes; and therefore, changes in the fair value of these contracts were recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the acquisition of Rexam. As of June 30, 2016, the company terminated all interest rate swaps and interest rate option contracts. None of these contracts have been designated as hedges; therefore, changes in the fair value of these interest rate swap and option contracts have been recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

For further details related to the aforementioned currency exchange rate and interest rate risks, and the valuation of these derivatives, see Notes 5 and 17.

Wavefront Technologies (Wavefront)

In January 2016, the company acquired Wavefront located in Annapolis Junction, Maryland, for total cash consideration of $36 million, net of cash acquired. Wavefront provides systems and network engineering, software development software and analytical services for cyber and mission-focused programs to the U.S. government and commercial

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

industry. The financial results of Wavefront have been included in our aerospace segment from the date of acquisition. The acquisition is not material to the company.

Sonoco Products Company (Sonoco)

In February 2015, the company acquired Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, and entered into a long-term supply agreement with Sonoco in exchange for total cash of $29 million paid at closing, $11 million of contingent cash consideration and $24 million of contingent noncash consideration.

The facilities manufacture multiple-sized closures for the metal food container market, including high quality steel and aluminum easy-open ends. The financial results of Sonoco have been included in our food and aerosol packaging segment from the date of acquisition. The acquisition is not material to the company.

5.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Metal beverage packaging, Americas & Asia	$(12)	$—	$(16)	$(3)
Metal beverage packaging, Europe	(5)	(5)	(9)	(7)
Food and aerosol packaging	(3)	(1)	(17)	(1)
Aerospace	—	—	—	1
Corporate and other	47	72	(198)	24
	$27	$66	$(240)	$14

2016

Metal Beverage Packaging, Americas and Asia

For the three and six months ended June 30, 2016, the company had charges recorded of $9  million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three and six months ended June 30, 2016 included $3 million and $7 million, respectively, of insignificant items.

Metal Beverage Packaging, Europe

During the three and six months ended June 30, 2016, the company recorded charges of $3 million and $7 million, respectively, for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three and six months ended June 30, 2016, included $2 million of insignificant activities.

Food and Aerosol Packaging

During the first six months of 2016, the company announced the closure of the Weirton, West Virginia, plant, a food and household packaging flat sheet production and end-making facility, which will cease production in early 2017. Charges in the three and six months ended June 30, 2016 were $2 million and $11 million, respectively, and comprised of employee severance and benefits, facility shutdown costs, and asset impairment and disposal costs.

Other charges in the three and six months ended June 30, 2016 included $1 million and $6 million, respectively, of insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Corporate

During the three months ended June 30, 2016, the company recorded the following amounts:

•	Expense of $53 million for professional services and other costs associated with the acquisition of Rexam.
•

Losses of $91 million associated with its collar, swap and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the purchase price for the acquisition of Rexam, further discussed in Note 17.

•

$99 million for foreign currency losses from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price and the revaluation of the euro-denominated debt issuance in December 2015.

•	Expense of $71 million for compensation arrangements related to the Rexam acquisition.
•

An unrealized gain of $32 million on the fair value of cross-currency swaps entered into in connection with the December 2015 issuance of the $1 billion senior notes due 2020. See Note 17 for additional information.

•	A gain of $331 million in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $2 million for insignificant activities.

During the six months ended June 30, 2016, the company recorded the following charges:

•	Expense of $77 million for professional services and other costs associated with the acquisition of Rexam.
•

Losses of $179 million associated with its collar, swap and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the purchase price for the acquisition of Rexam, further discussed in Note 17.

•

$195 million for foreign currency losses from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price and the revaluation of the euro-denominated debt issuance in December 2015.

•	Expense of $71 million for compensation arrangements related to the Rexam acquisition.
•

An unrealized loss of $4 million on the fair value of cross-currency swaps entered into in connection with the December 2015 issuance of the $1 billion senior notes due 2020. See Note 17 for additional information.

•	A gain of $331 million in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $3 million for insignificant activities.

2015

Metal Beverage Packaging, Americas and Asia

During the first six months of 2015, the company recorded charges of $3 million related to business reorganization activities in the company’s metal beverage packaging, Asia, operations, and for ongoing costs related to previously closed facilities.

Metal Beverage Packaging, Europe

During the first six months of 2015, the company recorded a charge of $5 million for the write down of property held for sale.

During the first and second quarters of 2015, the company recorded charges of $1 million and $1 million, respectively, related to headcount reductions, cost-out initiatives and the relocation of the company’s European headquarters from Germany to Switzerland, as well as additional tax expense of $2 million and $1 million, respectively, related to this relocation.  In addition, the first six months of 2015 included charges of $1 million for business reorganization activities.

Corporate

During the first and second quarters of 2015, the company recorded charges of $20 million and $24 million, respectively, for professional services and other costs associated with the acquisition of Rexam announced in February 2015. Also during the first and second quarters of 2015, the company recognized losses of $28 million and gains of $96 million,

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

respectively, associated with its collar and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the acquisition of Rexam, further discussed in Note 4. Other charges in the first six months of 2015 included $1 million for insignificant activities.

6.     Receivables

	June 30,	December 31,
($ in millions)	2016	2015

Trade accounts receivable	$1,529	$759
Less allowance for doubtful accounts	(5)	(5)
Net trade accounts receivable	1,524	754
Other receivables	386	131
	$1,910	$885

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $789 million at June 30, 2016. A total of $748 million and $479 million were sold under these programs as of June 30, 2016, and December 31, 2015, respectively. Included within other receivables is $235 million of amounts due from Ardagh for the sale of the Divestment Business.

7.     Inventories

	June 30,	December 31,
($ in millions)	2016	2015

Raw materials and supplies	$624	$438
Work-in-process and finished goods	892	504
Less inventory reserves	(33)	(44)
	$1,483	$898

8.     Property, Plant and Equipment

	June 30,	December 31,
($ in millions)	2016	2015

Land	$101	$70
Buildings	1,201	1,023
Machinery and equipment	4,722	3,904
Construction-in-progress	508	408
	6,532	5,405
Accumulated depreciation	(2,136)	(2,719)
	$4,396	$2,686

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $68 million and $133 million for the three and six months ended June 30, 2016, respectively, and $62 million and $121 million for the comparable periods in 2015, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

9.     Goodwill

($ in millions)	Metal Beverage Packaging, Americas & Asia	Metal Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Corporate & Other	Total

Balance at December 31, 2015	$739	$817	$612	$9	$—	$2,177
Business acquisitions	—	—	—	31	3,767	3,798
Business dispositions	(31)	(783)	—	—	—	(814)
Effects of currency exchange rates	—	28	3	—	(9)	22
Balance at June 30, 2016	$708	$62	$615	$40	$3,758	$5,183

The increase in goodwill in the corporate and other segment is related to the acquisition of Rexam discussed in Note 4.  The decrease of goodwill in business dispositions represents the sale of the Ball portion of the Divestment Business. As a result of the divestiture to Ardagh of certain Ball assets in Brazil and Europe, the company performed goodwill impairment tests of these reporting units before and after the divestment. No impairment was identified prior to, or after the divestiture.

The company’s annual goodwill impairment test completed in the fourth quarter of 2015 indicated the fair value of the metal beverage packaging, Asia (Beverage Asia) reporting unit exceeded its carrying amount by approximately 25 percent. The current industry supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at June 30, 2016.

10.    Intangible Assets, net

	June 30,	December 31,
($ in millions)	2016	2015

Rexam customer relationships (net of accumulated amortization of $0 million at June 30, 2016)	$1,840	$—
Capitalized software (net of accumulated amortization of $97 million at June 30, 2016, and $116 million at December 31, 2015)	66	77
Other intangibles (net of accumulated amortization of $136 million at June 30, 2016, and $133 million at December 31, 2015)	146	118
	$2,052	$195

Total amortization expense of intangible assets amounted to $10 million and $20 million for the three and six months ended June 30, 2016, respectively, and $9 million and $19 million for the comparable periods in 2015, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

11.    Other Assets

	June 30,	December 31,
($ in millions)	2016	2015

Long-term deferred tax assets	$557	$60
Investments in affiliates	201	34
Company and trust-owned life insurance	154	137
Other	324	70
	$1,236	$301

12.    Debt and Interest Costs

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2016	2015

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	777	760
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	444	435
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due March 2021	1,400	—
Term A loan, euro denominated, due March 2021	1,222	—
Multi-currency euro revolver due March 2021 at variable rate	407	—
Multi-currency USD revolver due March 2021 at variable rate	205	—
Latapack-Ball Notes Payable, denominated in various currencies
(2016 - 4.64%; 2015 - 4.35%)	140	168
Rexam
4.15% due 2022	457	—
4.5% due 2022	176	—
4.30% due 2024	210	—
Euro Revolver	608	—
Subordinated bond	833	—
Rexam Other	489	—
Other (including debt issuance costs)	(83)	(85)
	11,035	5,028

Less: Current portion of long-term debt	(2,801)	(54)
	$8,234	$4,974

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Following is a summary of debt refinancing and other costs included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$(25)	$—	$(49)	$—
Economic hedge - interest rate risk	(4)	5	(20)	5
Refinance of bridge and revolving credit facilities	(17)	(5)	(30)	(5)
Amortization of unsecured, committed bridge facility financing fees	—	(5)	(7)	(7)
Redemption of 6.75% and 5.75% senior notes, due September 2020 and May 2021, respectively, and refinance of senior credit facilities	—	—	—	(58)
	$(46)	$(5)	$(106)	$(65)

At June 30, 2016, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $854 million was available under the company’s long-term, revolving credit facility. In addition to this facility, the company had approximately $601 million of short-term uncommitted credit facilities available at June 30, 2016, of which $324 million was outstanding and due on demand. At December 31, 2015, the company had $24 million outstanding under short-term uncommitted credit facilities. Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization program. There were no amounts outstanding at June 30, 2016, or December 31, 2015. This program, which has been amended and extended from time to time, is scheduled to mature in June 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion. Subsequent to June 30, 2016, approximately $2.7 billion of the debt was extinguished.

The fair value of long-term debt was estimated to be $11 billion at June 30, 2016, which approximated its carrying value of $11 billion. The fair value was estimated to be $5.2 billion at December 31, 2015, which approximated its carrying value of $5.1 billion.  The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

The senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s wholly owned domestic subsidiaries. Certain foreign denominated tranches of the senior credit facilities are similarly guaranteed by certain of the company’s wholly owned foreign subsidiaries. Note 20 contains further details, as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the senior notes agreements.

The U.S. note agreements, bank credit agreement, and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 5.5, and changes to 5.0 on December 31, 2016, and to 4.0 on December 31, 2017. The company was in compliance with all loan agreements and debt covenants at June 30, 2016, and December 31, 2015, and has met all debt payment obligations. As of June 30, 2016, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and the short-term uncommitted credit facilities are fully available without violating our existing debt covenants.

In February 2015, Ball entered into the 2018 Revolver to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility,

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the acquisition of Rexam. The 2018 Revolver would have expired in February 2018 and accrued interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent. In June 2015, Ball issued $1 billion of 5.25 percent senior notes due in July 2025. Ball used the net proceeds of this offering and other available cash to repay borrowings under the 2018 Revolver and reduce the borrowing capacity under the 2018 Revolver from $3 billion to $2.25 billion.

Also in February 2015, the company entered into a £3.3 billion Bridge Facility, pursuant to which lending institutions agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the purchase price payable to Rexam shareholders upon consummation of the acquisition of Rexam and related fees and expenses. The interest rate for the Bridge Facility can vary, not to exceed 7.0 percent per annum.  In December 2015, the availability under the Bridge Facility was reduced to £1.9 billion.

In March 2015, Ball redeemed its outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively, at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts, plus accrued interest.

In December 2015, the company issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023.  Subsequent to June 30, 2016, the company used the proceeds to pay a portion of the cash purchase price payable in the Rexam acquisition. The company elected to restrict these proceeds in an escrow account, which enabled the reduction of its Bridge Facility capacity from £3.3 billion to £1.9 billion. Until the Rexam acquisition was consummated, interest on these senior notes was being recorded in debt refinancing and other costs.

In March 2016, Ball refinanced in full the Bridge Facility with a $1.4 billion term A loan facility available to Ball and a €1.1 billion term A loan facility available to a subsidiary of Ball (collectively, the Term Loans), and refinanced in full the 2018 Revolver with the 2021 Revolver, in each case under a secured, five-year credit agreement.

Fees paid in connection with obtaining financing, which totaled $32 million during six months ended June 30, 2016, are classified as other, net in cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

13.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2016	2015

Underfunded defined benefit pension liabilities	$1,178	$705
Less current portion and prepaid pension assets	(208)	(17)
Long-term defined benefit pension liabilities	970	688
Retiree medical and other postemployment benefits	251	148
Deferred compensation plans	263	281
Other	43	30
	$1,527	$1,147

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended June 30,
	2016				2015
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12	$3		$15	$13	$4	$17
Interest cost	15	5		20	14	4	18
Expected return on plan assets	(18)	(5)		(23)	(20)	(5)	(25)
Recognized net actuarial loss	8	1		9	10	2	12
Settlements/curtailments/special termination	—	80	(a)	80	—	—	—
Net periodic benefit cost for
Ball-sponsored plans	17	84		101	17	5	22
Net periodic benefit cost for multiemployer plans	—	—		—	1	—	1

Total net periodic benefit cost	$17	$84		$101	$18	$5	$23

(a)	Amount relates to plans transferred to the Divestment Business.

	Six Months Ended June 30,
	2016				2015
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$24	$6		$30	$26	$7	$33
Interest cost	30	9		39	29	9	38
Expected return on plan assets	(36)	(9)		(45)	(40)	(10)	(50)
Amortization of prior service cost	(1)	—		(1)	(1)	—	(1)
Recognized net actuarial loss	16	3		19	20	5	25
Settlements/curtailments/special termination	—	80	(a)	80	—	—	—
Net periodic benefit cost for
Ball-sponsored plans	33	89		122	34	11	45
Net periodic benefit cost for multi-employer plans	1	—		1	1	—	1

Total net periodic benefit cost	$34	$89		$123	$35	$11	$46

(a)	Amount relates to plans transferred in the Divestment Business.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $28 million in the first six months of 2016 and insignificant in the first six months of 2015, and are expected to be in the range of $260 million for the full year of 2016. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $9 million in the first six months of 2016 and are expected to be in the range of $18 million for the full year of 2016.

Ball acquired 11 pension plans and 2 retiree medical plans in the Rexam acquisition, and divested existing plans both in the US and in certain foreign countries. Rexam agreed to establish and fund an escrow cash account in the amount of $173 million, on behalf of the acquired Rexam UK pension plan and which was contributed into the UK pension plan in July, 2016. This escrow cash account has been included in the June 30, 2016 balance sheet as long-term restricted cash in noncurrent assets.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits (Net of Tax)		Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2015	$(183)	$(445)		$(12)	$(640)
Other comprehensive earnings (loss) before reclassifications	(1)	(33)		(3)	(37)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	71	(a)	13	84
Balance at June 30, 2016	$(184)	$(407)		$(2)	$(593)

(a)	Amount includes $60 million loss, net of tax, from plans transferred in the Divestment Business.

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$—	$2	$3	$1
Commodity contracts recorded in cost of sales	(3)	(2)	(10)	(2)
Currency exchange contracts recorded in selling, general and administrative	(1)	—	(1)	(1)
Cross currency swaps recorded in selling, general and administrative	1	—	1	—
Commodity and currency exchange contracts attributable to the divestment business recorded in business consolidation and other activities	(4)	—	(4)	—
Total before tax effect	(7)	—	(11)	(2)
Tax benefit (expense) on amounts reclassified into earnings	—	—	(2)	1
Recognized gain (loss)	$(7)	$—	$(13)	$(1)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$2	$1	$2	$1
Actuarial gains (losses)	(90)	(12)	(99)	(24)
Total before tax effect	(88)	(11)	(97)	(23)
Tax benefit (expense) on amounts reclassified into earnings	23	4	26	9
Recognized gain (loss)	$(65)	$(7)	$(71)	$(14)

(a)	These components are included in the computation of net periodic benefit cost included in Note 13.

15.    Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

from the date of grant. Approximately 1 million stock options and SSARs were granted in January 2016. These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in 2016 and 2015 have estimated weighted average fair values at the date of grant of $18.58 per share and $14.20 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance the value realized by an employee will approximate the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2016		February 2015

Expected dividend yield	0.79%		0.79%
Expected stock price volatility	29.25%		22.11%
Risk-free interest rate	1.57%		1.39%
Expected life of options (in years)	5.94	years	5.85	years

In the first quarters of 2016 and 2015, the company’s board of directors granted 118,755 and 116,559 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s growth in economic value added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

Rexam’s primary stock-based compensation programs consisted of Long Term Incentive Plans (LTIP) that vest based on service and performance conditions over a three-year period.  Consistent with the agreement to acquire Rexam, the company cash settled awards to the extent the award was vested through the date of acquisition; of which $21 million was included in the consideration paid to acquire Rexam. The company provided replacement awards to employees for the unvested portion of Rexam awards at the date of acquisition, which vest over the shorter of the original remaining vesting period or if the employees leaves the company on good terms. Certain employees became vested in their replacement awards at the acquisition date when their employment with the company ended as a result of the acquisition or sale of the Divestment Business, which resulted in the company recording expense of $58 million in business consolidation and other activities in June 2016.  In addition, certain other employees will remain as Ball employees or vest in their replacement awards when their employment with the company ends after a transition period. Based on June 30, 2016, the total future expense for these employees is estimated to be $18 million and will be reported as expense over the vesting periods. The awards are payable in cash and the amount is based on the fair value of company’s stock price. As a result, on a quarterly basis the company will remeasure the fair value of the awards based on the company’s stock prices and record the change in value in current period earnings.

16.    Earnings (Loss) and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2016	2015	2016	2015

Net earnings (loss) attributable to Ball Corporation	$338	$160	$211	$181

Basic weighted average common shares	142,038	137,801	141,916	137,446
Effect of dilutive securities	3,189	3,739	3,249	3,856
Weighted average shares applicable to diluted earnings per share	145,227	141,540	145,165	141,302

Per basic share	$2.38	$1.16	$1.49	$1.32
Per diluted share	$2.33	$1.13	$1.45	$1.28

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 2 million in both the three and six months ended June 30, 2016. Approximately 1 million outstanding options were excluded from the diluted earnings per share calculation in both the second quarter and first six months of 2015.

The company declared and paid dividends of $0.13 per share in each of the first and second quarters of both 2016 and 2015.

17.    Financial Instruments and Risk Management

The company employs established risk management policies and procedures, which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to offset any amounts owed with regard to open derivative positions.

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

At June 30, 2016, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $708 million, of which approximately $681 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at June 30, 2016, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $3 million associated with these contracts. A net after-tax gain of $3 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at June 30, 2016, included pay-fixed interest rate swaps, which effectively convert

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

variable rate obligations to fixed-rate instruments. The after-tax loss included in shareholders’ equity at June 30, 2016, within accumulated other comprehensive earnings (loss) was less than $1 million.

On June 30, 2016, the company terminated outstanding interest rate swap contracts, excluding those associated with borrowing for the Rexam acquisition, with notional amounts of approximately $709 million.

Interest Rate Risk - Rexam Acquisition

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with debt issuances in connection with the acquisition of Rexam. In June 2016, the company terminated interest rate swaps and interest rate option contracts with an aggregate notional amount of $200 million and €1.6 billion, respectively.  In the first quarter of 2016, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million). None of these contracts were designated as hedges; therefore, changes in the fair value of these interest swap and option contracts were recognized in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense (see Note 12).

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At June 30, 2016, the company had outstanding exchange forward contracts and option contracts, excluding those for the Rexam acquisition, with notional amounts totaling approximately $1.2 billion. Approximately $4 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at June 30, 2016, of which a net gain of $1 million is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at June 30, 2016, expire within the next year. Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk on foreign currency denominated intercompany debt on June 30, 2016.

Currency Exchange Rate Risk – Rexam Acquisition

In connection with the acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. In June 2016, the company terminated outstanding collar and option contracts with notional amounts that totaled approximately £1.4 billion ($1.8 billion). These contracts were not designated as hedges; therefore, changes in the fair value of these contracts were recognized in the unaudited condensed consolidated statement of earnings in business consolidation and other activities (see Note 5).

In connection with the December 2015 issuance of $1 billion of U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert the fixed-rate U.S. dollar issuance to a fixed-rate euro issuance for the life of the notes to more effectively match the future cash flows of our business. The cross-currency swaps with a notional amount of $1 billion were terminated on June 30, 2016. Additionally, the company terminated existing cross-currency swaps acquired from the Rexam acquisition amounting to $705 million on June 30, 2016. These contracts were not designated as hedges; therefore, changes in the fair value of these contracts were recognized as business consolidation and other activities (see Note 5).

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In connection with the December 2015 issuance of €1.1 billion of senior notes (€400 million due 2020 and €700 million due 2023), the company subsequently converted the net euro proceeds to British pounds using currency derivative positions. The company elected to restrict the funds in escrow accounts invested in British money market mutual funds denominated in pounds. At June 30, 2016, £1.5 billion ($1.9 billion) was held in the acquisition escrow accounts. Changes in the U.S. dollar to British pound exchange rate result in gains or losses to the escrow accounts and are recognized as business consolidation and other activities (see Note 5). The British pound escrow accounts were used to pay the cash component of the acquisition price of Rexam in July, 2016.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into a total return swap to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2017 and has a notional value of 1 million shares.  Based on current levels in the program, each $1 change in the company’s stock price has an impact, net of derivatives utilized, of less than $1 million on pretax earnings.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of June 30, 2016, and December 31, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position were $125 million and $69 million, respectively, and $5 million of  collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

their placement within the fair value hierarchy levels. The fair values of the company’s derivative instruments were as follows:

	June 30, 2016			December 31, 2015
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$12	$10	$22	$6	$4	$10
Foreign currency contracts	1	142	143	2	6	8
Interest rate and other contracts	—	—	—	—	3	3
Total current derivative contracts	$13	$152	$165	$8	$13	$21

Commodity contracts	$2	$3	$5	$1	$—	$1
Foreign currency contracts	—	3	3	—	—	—
Interest rate and other contracts	—	—	—	—	2	2
Total noncurrent derivative contracts	$2	$6	$8	$1	$2	$3

Liabilities:
Commodity contracts	$9	$27	$36	$12	$5	$17
Foreign currency contracts	2	285	287	—	33	33
Interest rate and other contracts	—	3	3	—	—	—
Total current derivative contracts	$11	$315	$326	$12	$38	$50

Commodity contracts	$—	$4	$4	$8	$—	$8
Foreign currency contracts	—	—	—	—	—	—
Interest rate and other contracts	6	12	18	—	23	23
Total noncurrent derivative contracts	$6	$16	$22	$8	$23	$31

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of June 30, 2016, has not identified any circumstances requiring the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Impact on Earnings from Derivative Instruments

		Three Months Ended June 30,
		2016		2015
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$—	$—	$2	$—

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(3)	—	(2)	(3)

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(4)		5

Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	(1)	36	—	(7)

Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	1	—	96

Cross-currency swaps - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	32	—	—

Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	1	—	—	—

Commodity contracts and currency exchange contracts - attributed to the divestment business	Business consolidation and other activities	(4)	—	—	—

Equity and inflation contracts	Selling, general and administrative	—	1	—	(1)
Total		$(7)	$66	$—	$90

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		Six Months Ended June 30,
		2016		2015
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$3	$—	$1	$1

Commodity contracts - manage exposure to supplier pricing	Cost of sales	(10)	—	(2)	(3)

Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(20)	—	5

Foreign currency contracts - manage exposure to sales of products	Cost of sales	—	—	—	—

Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	(1)	36	(1)	(21)

Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(87)	—	68

Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(4)	—	—

Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	1	—	—	—

Commodity contracts and currency exchange contracts - attributed to the divestment business	Business consolidation and other activities	(4)	—	—	—

Equity contracts	Selling, general and administrative	—	(1)	—	2
Total		$(11)	$(76)	$(2)	$52

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Amounts reclassified into earnings:
Commodity contracts	$3	$—	$7	$1
Cross currency swap contracts	(1)	—	(1)	—
Commodity and currency exchange contracts attributed to the divestment business	4	—	4	—
Currency exchange contracts	1	—	1	1
Change in fair value of cash flow hedges:
Commodity contracts	13	(15)	6	(11)
Interest rate contracts	1	—	—	—
Cross currency swap contracts	(6)	—	(6)	—
Currency exchange contracts	(3)	—	1	(6)
Foreign currency and tax impacts	(2)	3	(2)	3
	$10	$(12)	$10	$(12)

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. An allocator has been selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have begun to discuss various allocation proposals, and this process may last approximately two more years. During the third quarter of 2014, the PRP groups voted to include 20 new members. The USEPA issued the site Record of Decision (ROD) on December 2, 2014. Ball submitted its initial responses to the allocator’s questionnaire in March 2015, and after reviewing submissions from the PRPs alleging deficiencies in certain of Ball’s responses, the allocator denied certain of the allegations and directed the company to answer others, with supplemental responses expected to be submitted during 2016. Total site remediation costs of $342 million, to cover remediation of approximately 200 acres of river bottom, are expected according to the proposed remediation action plan, which does not include $100 million that has already been spent, and which will be allocated among the numerous PRPs in due course. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

The company is evaluating various lawsuits, claims and proceedings, to which subsidiaries of Rexam are a party. Certain of these lawsuits, claims and proceedings, including several environmental matters and several governmental assessments in Brazil, may involve substantial amounts. If the company determines that any such matters are material, further details will be provided regarding these matters and their impact on the company’s results of operations, liquidity or financial condition.

19.    Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries, including Rexam and it’s subsidiaries, have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services;

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions and subject to grace periods. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are co-terminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes or the credit agreement or any other loan document in respect thereof. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and (ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly-owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly-owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The unaudited condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 20. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

20.    Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2016, and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015. Separate financial

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,206	$882	$(58)	$2,030

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(975)	(679)	58	(1,596)
Depreciation and amortization	(1)	(36)	(41)	—	(78)
Selling, general and administrative	(13)	(42)	(50)	—	(105)
Business consolidation and other activities	770	(6)	(737)	—	27
Equity in results of subsidiaries	(450)	317	1	132	—
Intercompany	60	(44)	(16)	—	—
	366	(786)	(1,522)	190	(1,752)

Earnings (loss) before interest and taxes	366	420	(640)	132	278
Interest expense	(38)	(1)	(2)		(41)
Debt refinancing and other costs	(36)	—	(10)	—	(46)
Total interest expense	(74)	(1)	(12)	—	(87)
Earnings (loss) before taxes	292	419	(652)	132	191
Tax (provision) benefit	46	(32)	132	—	146
Equity in results of affiliates, net of tax	—	1	—	—	1
Net earnings (loss)	338	388	(520)	132	338
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to
Ball Corporation	$338	$388	$(520)	$132	$338

Comprehensive earnings (loss) attributable
to Ball Corporation	$354	$416	$(512)	$96	$354

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,320	$864	$(12)	$2,172

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,100)	(687)	12	(1,775)
Depreciation and amortization	(1)	(32)	(38)	—	(71)
Selling, general and administrative	(23)	(44)	(51)	—	(118)
Business consolidation and other activities	72	—	(6)	—	66
Equity in results of subsidiaries	117	52	—	(169)	—
Intercompany	51	(44)	(7)	—	—
	216	(1,168)	(789)	(157)	(1,898)

Earnings (loss) before interest and taxes	216	152	75	(169)	274
Interest expense	(29)	1	(3)	—	(31)
Debt refinancing and other costs	(4)	—	(1)	—	(5)
Total interest expense	(33)	1	(4)	—	(36)
Earnings (loss) before taxes	183	153	71	(169)	238
Tax (provision) benefit	(23)	(38)	(18)	—	(79)
Equity in results of affiliates, net of tax	—	1	—	—	1
Net earnings (loss)	160	116	53	(169)	160
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to	$160	$116	$53	$(169)	$160
Ball Corporation

Comprehensive earnings (loss) attributable
to Ball Corporation	$199	$153	$87	$(240)	$199

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,281	$1,587	$(83)	$3,785

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,862)	(1,233)	83	(3,012)
Depreciation and amortization	(2)	(71)	(80)	—	(153)
Selling, general and administrative	(32)	(82)	(99)	—	(213)
Business consolidation and other activities	510	(24)	(726)	—	(240)
Equity in results of subsidiaries	(365)	352	—	13	—
Intercompany	110	(87)	(23)	—	—
	221	(1,774)	(2,161)	96	(3,618)

Earnings (loss) before interest and taxes	221	507	(574)	13	167
Interest expense	(75)	(1)	(3)	—	(79)
Debt refinancing and other costs	(96)	—	(10)	—	(106)
Total interest expense	(171)	(1)	(13)	—	(185)
Earnings (loss) before taxes	50	506	(587)	13	(18)
Tax (provision) benefit	161	(50)	118	—	229
Equity in results of affiliates, net of tax	—	—	—	—	—
Net earnings (loss)	211	456	(469)	13	211
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to
Ball Corporation	$211	$456	$(469)	$13	$211

Comprehensive earnings (loss) attributable
to Ball Corporation	$258	$513	$(443)	$(70)	$258

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,464	$1,653	$(22)	$4,095

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,046)	(1,312)	22	(3,336)
Depreciation and amortization	(3)	(63)	(73)	—	(139)
Selling, general and administrative	(47)	(85)	(102)	—	(234)
Business consolidation and other activities	24	(1)	(9)	—	14
Equity in results of subsidiaries	212	92	—	(304)	—
Intercompany	103	(86)	(17)	—	—
	289	(2,189)	(1,513)	(282)	(3,695)

Earnings (loss) before interest and taxes	289	275	140	(304)	400
Interest expense	(66)	2	(6)	—	(70)
Debt refinancing and other costs	(63)	—	(2)	—	(65)
Total interest expense	(129)	2	(8)	—	(135)
Earnings (loss) before taxes	160	277	132	(304)	265
Tax (provision) benefit	21	(68)	(32)	—	(79)
Equity in results of affiliates, net of tax	—	1	1	—	2
Net earnings (loss)	181	210	101	(304)	188
Less net earnings attributable to
noncontrolling interests	—	—	(7)	—	(7)
Net earnings (loss) attributable to
Ball Corporation	$181	$210	$94	$(304)	$181

Comprehensive earnings (loss) attributable
to Ball Corporation	$99	$126	$7	$(133)	$99

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$2,135	$1	$4,263	$—	$6,399
Receivables, net	255	238	1,417	—	1,910
Intercompany receivables	340	125	1,423	(1,888)	—
Inventories, net	—	511	972	—	1,483
Deferred taxes and other current assets	85	29	180	—	294
Total current assets	2,815	904	8,255	(1,888)	10,086
Noncurrent assets
Property, plant and equipment, net	17	1,059	3,320	—	4,396
Investment in subsidiaries	7,068	2,465	79	(9,612)	—
Goodwill	—	998	4,185	—	5,183
Intangible assets, net	20	81	1,951	—	2,052
Restricted cash	1,949	—	175	—	2,124
Other assets	189	23	1,024	—	1,236
Total assets	$12,058	$5,530	18,989	$(11,500)	$25,077

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$200	$—	2,925	$—	$3,125
Accounts payable	122	796	1,250	—	2,168
Intercompany payables	1,501	23	365	(1,889)	—
Accrued employee costs	10	106	245	—	361
Acquisition purchase price payable	2,204	—	1,621	—	3,825
Other current liabilities	260	57	557	—	874
Total current liabilities	4,297	982	6,963	(1,889)	10,353
Noncurrent liabilities
Long-term debt	6,497	—	1,737	—	8,234
Employee benefit obligations	328	464	735	—	1,527
Intercompany long-term notes	(2,691)	95	2,596	—	—
Deferred taxes and other liabilities	(104)	142	1,091	—	1,129
Total liabilities	8,327	1,683	13,122	(1,889)	21,243

Common stock	995	635	4,426	(5,061)	995
Preferred stock	—	—	5	(5)	—
Retained earnings	4,733	3,729	1,591	(5,320)	4,733
Accumulated other comprehensive earnings (loss)	(593)	(517)	(258)	775	(593)
Treasury stock, at cost	(1,404)	—	—	—	(1,404)
Total Ball Corporation shareholders' equity	3,731	3,847	5,764	(9,611)	3,731
Noncontrolling interests	—	—	103	—	103
Total shareholders' equity	3,731	3,847	5,867	(9,611)	3,834
Total liabilities and shareholders' equity	$12,058	$5,530	18,989	$(11,500)	$25,077

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$219	$—	$224
Receivables, net	40	224	621	—	885
Intercompany receivables	137	517	6	(660)	—
Inventories, net	—	516	382	—	898
Deferred taxes and other current assets	49	84	44	—	177
Total current assets	231	1,341	1,272	(660)	2,184
Noncurrent assets
Property, plant and equipment, net	14	1,026	1,646	—	2,686
Investment in subsidiaries	3,688	2,135	79	(5,902)	—
Goodwill	—	967	1,210	—	2,177
Intangible assets, net	19	83	93	—	195
Restricted cash	2,154	—	—	—	2,154
Other assets	152	19	130	—	301
Total assets	$6,258	$5,571	4,430	$(6,562)	$9,697

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1	$—	76	$—	$77
Accounts payable	19	792	690	—	1,501
Intercompany payables	105	1	554	(660)	—
Accrued employee costs	16	133	80	—	229
Acquisition purchase price payable	—	—	—	—	—
Other current liabilities	146	60	129	—	335
Total current liabilities	287	986	1,529	(660)	2,142
Noncurrent liabilities
Long-term debt	4,859	—	115	—	4,974
Employee benefit obligations	342	466	339	—	1,147
Intercompany long-term notes	(371)	192	179	—	—
Deferred taxes and other liabilities	(110)	183	100	—	173
Total liabilities	5,007	1,827	2,262	(660)	8,436

Common stock	962	1,042	375	(1,417)	962
Preferred stock	—	—	5	(5)	—
Retained earnings	4,557	3,276	2,062	(5,338)	4,557
Accumulated other comprehensive earnings (loss)	(640)	(574)	(284)	858	(640)
Treasury stock, at cost	(3,628)	—	—	—	(3,628)
Total Ball Corporation shareholders' equity	1,251	3,744	2,158	(5,902)	1,251
Noncontrolling interests	—	—	10	—	10
Total shareholders' equity	1,251	3,744	2,168	(5,902)	1,261
Total liabilities and shareholders' equity	$6,258	$5,571	4,430	$(6,562)	$9,697

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(23)	$158	$(99)	$36

Cash flows from investing activities Capital expenditures	(6)	(97)	(170)	(273)
Business acquisition, net of cash acquired	4,506	(36)	(4,057)	413
Proceeds from dispositions, net of cash sold	884	—	1,931	2,815
Other, net	(91)	6	(1)	(86)
Cash provided by (used in) investing activities	5,293	(127)	(2,297)	2,869

Cash flows from financing activities
Long-term borrowings	2,195	—	1,629	3,824
Repayments of long-term borrowings	(590)	—	(31)	(621)
Net change in short-term borrowings	200	—	50	250
Proceeds from issuances of common stock	23	—	—	23
Acquisitions of treasury stock	(98)	—	—	(98)
Common dividends	(37)	—	—	(37)
Intercompany	(4,827)	(29)	4,856	—
Other, net	(11)	(1)	(9)	(21)
Cash provided by (used in) financing activities	(3,145)	(30)	6,495	3,320

Effect of exchange rate changes on cash	5	—	(55)	(50)

Change in cash and cash equivalents	2,130	1	4,044	6,175
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$2,135	$1	$4,263	$6,399

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(32)	$226	$17	$211

Cash flows from investing activities Capital expenditures	(4)	(99)	(125)	(228)
Business acquisition, net of cash acquired	—	(29)	—	(29)
Other, net	9	12	1	22
Cash provided by (used in) investing activities	5	(116)	(124)	(235)

Cash flows from financing activities
Long-term borrowings	2,300	—	15	2,315
Repayments of long-term borrowings	(2,200)	—	(108)	(2,308)
Net change in short-term borrowings	111	(7)	1	105
Proceeds from issuances of common stock	19	—	—	19
Acquisitions of treasury stock	(3)	—	—	(3)
Common dividends	(36)	—	—	(36)
Intercompany	(130)	(103)	233	—
Other, net	(32)	—	(9)	(41)
Cash provided by (used in) financing activities	29	(110)	132	51

Effect of exchange rate changes on cash	(1)	—	10	9

Change in cash and cash equivalents	1	—	35	36
Cash and cash equivalents – beginning of period	2	—	189	191
Cash and cash equivalents – end of period	$3	$—	$224	$227

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

OVERVIEW

Business Overview and Industry Trends

Ball Corporation is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. Our packaging products are produced for a variety of end uses, are manufactured in facilities around the world and are competitive with other substrates, such as plastics and glass. In the rigid packaging industry, sales and earnings can be increased by reducing costs, increasing prices, developing new products, expanding volumes and making strategic acquisitions. We also provide aerospace and other services to governmental and commercial customers.

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term customer relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North America, Europe, Asia and South America, as do our equity joint ventures in Guatemala, Panama, South Korea, the U.S. and Vietnam. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American industry seeing a continued decline in standard-sized aluminum beverage packaging for the carbonated soft drink market. The primary customers for the products and services provided by our aerospace segment are U.S. government agencies or their prime contractors.

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

We recognize sales under long-term contracts in the aerospace segment using percentage-of-completion under the cost-to-cost method of accounting. Throughout the period of contract performance, we regularly reevaluate and, if necessary, revise our estimates of aerospace total contract revenue, total contract cost and progress toward completion. Because of contract payment schedules, limitations on funding and other contract terms, our sales and accounts receivable for this segment include amounts that have been earned but not yet billed.

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

•

Expanding further into new products and capabilities by the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015; the installation of new extruded aluminum aerosol lines in our Devizes, United Kingdom, and Czech Republic facilities; and successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material; and successfully commercialized the next generation aluminum bottle-shaping technology in Conroe, Texas, for a customer under a long-term arrangement.

•

Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our global network, which now represent approximately 30 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water filler and wine producers who continue to use beverage containers to grow their business.

•

Broadening our geographic reach with new investments in a metal beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India, and the construction of a metal beverage container facility in Monterrey, Mexico, producing cans and ends; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, the introduction of a new two-piece, lightweight steel aerosol can, G3, technology in our Chestnut Hill, Tennessee, facility and the increased production of lightweight ReAl™ containers with 25% recycled aluminum content; and pursuing opportunities to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF CONSOLIDATED OPERATIONS

Management’s discussion and analysis for the results of operations on a consolidated and segment basis include a quantification of factors that had a material impact. Other factors that did not have a material impact, but that are significant to understand the results, are qualitatively described.

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Net sales	$2,030	$2,172	$3,785	$4,095
Net earnings (loss) attributable to Ball Corporation	338	160	211	181
Net earnings (loss) attributable to Ball Corporation as a % of consolidated net sales	17%	7%	6%	4%

Sales in the second quarter of 2016 were lower compared to the second quarter of 2015 primarily as a result of the pass through of lower metal input costs of $109 million in the Americas and Asia and Food and Aerosol segments. Other items significantly impacting revenue were lower net pricing in China and three significant U.S. government programs nearing completion in the aerospace segment, which were partially offset by higher metal beverage sales volumes in the Americas and Asia segment.  Net earnings in the second quarter of 2016 were higher than 2015 primarily due to income tax benefits in 2016 of $205 million associated with the restructure of Brazil legal entities and the transaction and derivative costs of the Rexam acquisition and sale of the Ball portion of the Divestment Business, and other business consolidation and other activities and debt refinancing and other costs.  These income tax benefits were partially offset by the $39 million less income from business consolidation and other activities and $41 million higher debt refinancing and other costs associated with the Rexam acquisition and related financing transactions and the sale of the Divestment Business. Other items significantly impacting net earnings were the lower net pricing in China and lower corporate expenses.

Sales in the first six months of 2016 were lower compared to the second quarter of 2015 primarily as a result of the pass through of lower metal input costs of $193 million in the Americas and Asia and Food and Aerosol segments.  Other items significantly impacting revenue were lower net pricing in China, three significant U.S. government programs nearing completion in the aerospace segment, and lower food can sales volumes in the Food and Aerosol segment, all of which were partially offset by higher metal beverage sales volumes in the Americas and Asia segment.  Net earnings in the first six months of 2016 were higher than 2015 primarily due to income tax benefits in 2016 of $320 million associated with the restructuring of Brazil legal entities and the transaction and derivative costs of the Rexam acquisition and sale of the Ball portion of the Divestment Business, and other business consolidation and other activities and debt refinancing and other costs.  These income tax benefits were partially offset by the $254 million higher business consolidation and other activities, $41 million higher debt refinancing and other costs associated with the Rexam acquisition and related financing transactions and the sale of the Divestment Business. Other items significantly impacting net earnings were the lower net pricing in China, lower corporate expenses and higher metal beverage sales volumes in the Americas and Asia segment.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,596 million and $3,012 million in the second quarter and first six months of 2016, respectively, compared to $1,775 million and $3,336 million for the same periods in 2015. These amounts represented 79 percent and 80 percent of consolidated net sales in the second quarter and first six months of 2016, respectively, and 81 percent for the same periods in 2015.

Depreciation and Amortization

Depreciation and amortization expense was $78 million and $153 million in the second quarter and first six months of 2016, respectively, compared to $71 million and $139 million for the same periods in 2015. These amounts represented 4 percent of consolidated net sales in both the second quarter and first six months of 2016 and 3 percent for the same periods in 2015.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $105 million and $213 million in the second quarter and first six months of 2016 compared to $118 million and $234 million for the same periods in 2015. These amounts represented 5 percent and 6 percent of consolidated net sales in the second quarter and first six months of 2016, respectively, and 5 percent and 6 percent for the same periods in 2015. The decrease in SG&A in 2016 compared to 2015 was due to individually immaterial items.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were income of $27 million and expense of $240 million in the second quarter and first six months of 2016, respectively, compared to income of $66 million and $14 million, respectively, for the same periods in 2015. These amounts represented 1 percent and 6 percent of consolidated net sales in the second quarter and first six months of 2016, respectively, and 3 percent and less than 1 percent for the same periods in 2015.

The year-over-year increase in business consolidation and other activities for the three months ended 2016 compared to 2015 was primarily due to a gain of $331 million in connection with the sale of the Ball portion of the Divestment Business. The gain was offset by foreign currency exchange losses of $99 million on foreign currency-denominated restricted cash and debt, unrealized losses of $187 million related to the change in fair value of its collar and option contracts, transaction costs of $29 million, and $71 million in expense for compensation arrangements, all associated with the Rexam acquisition.

The year-over-year increase in business consolidation and other activities for the six months ended 2016 compared to 2015 was primarily due to a gain of $331 million in connection with the sale of the Ball portion of the Divestment Business. The gain was partially offset by foreign currency exchange losses of $195 million on foreign currency-denominated restricted cash and debt, unrealized losses of $247 million related to the change in fair value of its collar and option contracts, transaction costs of $33 million and $71 million in expense for compensation arrangements, all associated with the Rexam acquisition.

The valuations of currency exchange and interest rates are a primary driver for the amounts recorded in business consolidation and other activities, and we expect these impacts to be greatly diminished upon completion of the acquisition of Rexam and sale of the Divestment Business. See Notes 4, 5 and 17 located in Item 1 of this quarterly report for additional information on financial instruments.

Interest Expense

Total interest expense was $87 million and $185 million in the second quarter and first six months of 2016, respectively, compared to $36 million and $135 million for the same periods in 2015. Excluding debt refinancing and other costs, interest expense in 2016 was comparable to 2015. Interest expense, excluding the effect of debt extinguishment costs and derivative activities, as a percentage of average monthly borrowings was 2.8 percent in both the second quarter and first six months of 2016 compared to 4 percent for the same periods in 2015.

Debt refinancing and other costs were $46 million for the three months ended June 30, 2016 compared to $5 million for the same period in 2015, and consisted of charges to fund a portion of the cash component of the Rexam acquisition purchase price: (1) interest expense of $25 million on the 3.5 percent and 4.375 percent senior notes issued in December 2015, and (2) and $17 million of interest on Term A U.S. dollar and Term A euro dollar loans associated with the credit facility. The first three months of 2015 included $5 million of insignificant items.

Debt refinancing and other costs were $106 million for the six months ended June 30, 2016 compared to $65 million for the same period in 2015, and consisted of charges to fund a portion of the cash component of the Rexam acquisition purchase price: (1) interest expense of $49 million on the 3.5 percent and 4.375 percent senior notes issued in December 2015, (2) fair value changes of $20 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, and (3) Amortization of deferred financing fees of $7 million for the Bridge Facility and (4) and $30 million of interest on Term A U.S. dollar and Term A euro dollar loans associated with the credit facility. The first six months of 2015 included $58 million for the redemption of the 6.75 percent and 5.75 percent senior notes in the first quarter, which were due September 2020 and May 2021, respectively, and the refinance of senior credit facilities. See Notes 5 and 12 in Item 1 of this quarterly report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Taxes

In the second quarter and the first six months of 2016, a significant amount of business consolidation and other activities and deferred financing and other debt related costs were incurred, primarily in the U.S. The significance of these costs greatly impacts the company's effective tax rate as the tax impacts are primarily recorded at the relatively higher U.S. tax rates. In addition, the decrease in earnings before taxes resulting from these costs increases the impact on the company's effective tax rate of permanent items and the foreign tax rate differential.  This creates a significant variance in the effective tax rates for the second quarter and the first six months of 2016 as compared to the same periods in 2015.

The company's effective tax rate was -76% and 1,272% in the second quarter and first six months of 2016, respectively, compared to 33% and 30% for the same periods in 2015. The full-year 2016 effective tax rate is expected to be approximately -10%, which equates to an effective tax rate of approximately 28% before consideration of the impacts of the business consolidation and other activities, deferred financing and other debt related costs discussed above and the significant items discussed below.

In the second quarter of 2016, a number of legal entities in Brazil were restructured resulting in a tax benefit from an increase in the local tax value of various assets. The impact on the effective tax rate  was a reduction of 76% and an increase of 811% in the second quarter and the first six months of 2016, respectively.

The company completed the acquisition of Rexam and the divestiture of certain assets and liabilities of the combined business on June 30, 2016. Gains on the Ball portion of the non-U.S. divestitures were either exempt from tax or subject to tax at rates lower than the U.S. tax rates. The impact on the effective tax rate was a reduction of 180% and an increase of 1,207% in the second quarter and the first six months of 2016, respectively.

The items above were partially offset by a variety of factors with the most significant being non-deductible transaction costs associated with the completion of the Rexam acquisition in the second quarter, which resulted in the recording of an estimate of the non-deductible portion of the transaction costs incurred. The impact on the effective tax rate was an increase of 30% and a reduction of 291% in the second quarter and the first six months of 2016, respectively.

RESULTS OF BUSINESS SEGMENTS

Acquisition of Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a United Kingdom-based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total consideration of $2.3 billion). Additionally, the company recorded $21 million of consideration for stock-based compensation (see Note 15). The common shares were valued using the price on the date of acquisition and have been presented as a reduction of treasury stock as of June 30, 2016, although the shares were issued on July 1, 2016. The cash portion of the acquisition price was paid in July, 2016, using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016 (discussed further in the long-term debt section below).

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to divest certain assets including a portion of Ball’s existing metal beverage packaging businesses and select metal beverage can assets of Rexam (the Divestment Business).

Due to the timing of the acquisition, the newly acquired operations have been included in the corporate and other segment for the quarter ended June 30, 2016. During the third quarter, the company will evaluate both the existing and acquired operations to determine its internal reporting structure and any resulting effect on reportable segments.

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the four reportable segments discussed below.

Metal Beverage Packaging, Americas and Asia

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2016	2015		2016	2015

Net sales	$1,053		$1,132	$1,990		$2,155

Segment earnings	$137		$126	$239		$252
Business consolidation and other activities (a)	(12)		-	(16)		(3)
Total segment earnings	$125	$	$ 126	$223	$	$ 249
Segment earnings before business consolidation costs as a % of segment net sales	13%		11%	12%		12%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Americas and Asia, segment consists of operations located in the U.S., Mexico, Canada, Brazil, the PRC and Myanmar which manufacture aluminum containers used in beverage packaging.

During the first quarter of 2016, our metal beverage can and end manufacturing facility in Monterrey, Mexico, began production. Our beverage can manufacturing facility in Myanmar began production during the second quarter of 2016.

Segment sales in the second quarter and first six months of 2016 were $79 million and $165 million lower compared to the same periods in 2015, respectively. The decrease in the second quarter and first six months was due primarily to the pass through of lower metal input prices of $98 million and $173 million and lower net pricing in China of $14 million and $34 million, respectively. The decrease was offset by increased sales volumes of $37 million and $61 million, respectively. 2016 six months sales also benefited from an improved mix of can sales. We cannot predict whether lower metal input prices and the improving mix of can sales will continue in the future.

Segment earnings in the second quarter and first six months of 2016 were $11 million higher and $13 million lower compared to the same periods in 2015. Higher earnings in the second quarter of 2016 were due to increased sales volumes effects of $14 million partially offset by the lower net pricing in China. Lower earnings in the first six months of 2016 were due to the lower net pricing in China, partially offset by the improved sales volumes effects of $24 million. Other significant items impacting the year-over-year results were startup costs related to Monterrey, Mexico, an improved mix of can sales and lower manufacturing and general and administrative costs. Lower net prices in China are expected to continue in the short-term and cost reduction measures have been put in place to partially mitigate this impact.

Metal Beverage Packaging, Europe

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Net sales	$479	$481	$835	$860

Segment earnings	$74	$59	$113	$88
Business consolidation and other activities (a)	(5)	(5)	(9)	(7)
Total segment earnings	$69	$54	$104	$81
Segment earnings before business consolidation costs as a % of segment net sales	15%	12%	14%	10%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The metal beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe.

Segment sales in the second quarter and first six months of 2016 were $2 million and $25 million lower compared to the same periods in 2015. Significant items leading to the lower sales in the first six months were lower currency exchange effects and lower metal costs. Segment earnings in the second quarter and first six months of 2016 were $15 million and $25 million higher compared to the same periods in 2015, in part due to lower metal premiums of $7 million and $13 million, respectively. It is unlikely the company will continue to benefit from lower metal premiums in the future.

Food and Aerosol Packaging

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Net sales	$298	$332	$583	$640

Segment earnings	$33	$29	$53	$59
Business consolidation and other activities (a)	(3)	(1)	(17)	(1)
Total segment earnings	$30	$28	$36	$58
Segment earnings before business consolidation costs as a % of segment net sales	11%	9%	9%	9%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food, aerosol, paint, general line and decorative specialty containers, as well as aluminum aerosol containers and aluminum slugs.

In February 2015, we completed the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio; further details are available in Note 4 to the unaudited condensed consolidated financial statements included within Item 1 of this report.

Segment sales in the second quarter and first six months of 2016 were $34 million and $57 million lower compared to the same periods in 2015, primarily as a result of lower food can sales volumes of $23 million and $35 million, respectively, and lower metal input prices of $11 million and $20 million, respectively. It is uncertain as to whether the lower food can sales volumes will continue.

Segment earnings in the second quarter and first six months of 2016 were $4 million higher and $6 million lower compared to the same periods in 2015 due to a number of individually immaterial items.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Net sales	$193	$230	$373	$445

Segment earnings	$19	$20	$37	$39
Business consolidation and other activities (a)	—	—	—	1
Total segment earnings	$19	$20	$37	$40
Segment earnings before business consolidation costs as a % of segment net sales	10%	9%	10%	9%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the second quarter and first six months of 2016 decreased by $37 million and $72 million, respectively, compared to the same periods in 2015 and segment earnings were flat and decreased by $2 million, respectively. These decreases were primarily the result of three U.S. government contracts that were nearing completion during the first six months of 2016. Revenues for these three programs were $34 million lower in the second quarter of 2016 as compared to the second quarter of 2015 and $75 million lower for the first six months of 2016 as compared to the first six month of 2015.

The aerospace sales contract mix in the first six months of 2016 consisted of 53 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 41 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1,026 million at June 30, 2016, compared to $617 million at December 31, 2015. The backlog at June 30, 2016, consisted of 28 percent fixed price contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

NEW ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10‑Q.

Management Performance Measures

Management internally uses various measures to evaluate company performance such as return on average invested capital (net operating earnings (loss) after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings (loss) after tax less a capital charge on average invested capital employed); Comparable operating earnings; earnings (loss) before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings (loss) per share. We believe this information is also useful to investors as it provides insight into the earnings criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates; and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015

Net earnings attributable to Ball Corporation	$338	$160	$211	$181
Add: net earnings attributable to noncontrolling interests	—	-	—	7
Net earnings	338	160	211	188
Less: Equity in results of affiliates, net of tax	(1)	(1)	—	(2)
Add: Tax provision (benefit)	(146)	79	(229)	79
Earnings before taxes, as reported	191	238	(18)	265
Add: Total interest expense	87	36	185	135
Earnings before interest and taxes	278	274	167	400
Add: Business consolidation and other activities	(27)	(66)	240	(14)
Comparable operating earnings	$251	$208	$407	$386

Our calculations of comparable EBITDA, the comparable operating earnings to interest coverage ratio and the net debt to comparable EBITDA ratio are summarized below:

Twelve Months
Ended
($ in millions, except ratios)	June 30, 2016
Net earnings attributable to Ball Corporation	$311
Add: net earnings attributable to noncontrolling interests	15
Net earnings	326
Less: Equity in results of affiliates, net of tax	(3)
Add: Tax provision (benefit)	(261)
Earnings before taxes	62
Add: total interest expense	310
Earnings before interest and taxes (EBIT)	372
Add: business consolidation and other activities	449
Comparable operating earnings	821
Add: depreciation and amortization	299
Comparable EBITDA	$1,120

Interest expense, excluding debt refinancing and other costs (Interest Expense)	$(152)

Total debt at June 30, 2016	$11,359
Less: cash and cash equivalents	(6,399)
Less: restricted cash, noncurrent	(2,124)
Net debt	$2,836

Comparable operating earnings/Interest expense (Interest Coverage)	5.4x
Net debt/Comparable EBITDA	2.5x

Our calculation of comparable net earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2016	2015	2016	2015

Net earnings attributable to Ball Corporation	$338	$160	$211	$181
Add: Business consolidation and other activities	(27)	(66)	240	(14)
Add: Debt refinancing and other costs	46	5	106	65
Less: Tax provision (benefit) associated with business consolidation and other activities and debt refinancing and other costs	(205)	26	(320)	(10)
Comparable net earnings	$152	$125	$237	$222

Per diluted share, as reported	$2.33	$1.13	$1.45	$1.28
Per diluted share, comparable basis	$1.05	$0.89	$1.63	$1.57

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows and Capital Expenditures

Our primary sources of liquidity are cash provided by operating activities and external committed borrowings. We believe that cash flows from operations and cash provided by short-term, long-term and committed revolver borrowings, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled principal and interest payments on debt, dividend payments, possible acquisitions and anticipated capital expenditures.

The following summarizes our cash flows:

	Six Months Ended June 30,
($ in millions)	2016	2015

Cash flows provided by (used in) operating activities	$36	$211
Cash flows provided by (used in) investing activities	$2,869	$(235)
Cash flows provided by (used in) financing activities	$3,320	$51

Cash flows from operations in the first six months of 2016 were lower compared to the first six months of 2015 due to increased outflows from working capital associated with payments of costs for the acquisition of Rexam and sale of the Divestment Business totaling approximately $140 million and increased funding of pensions partially offset by higher net earnings. Inventory days on hand (annualized) increased from 49 days to 51 days, days payable outstanding (annualized) increased from 76 days to 86 days and days sales outstanding (annualized) increased from 48 days to 51 days. The higher days payable outstanding was primarily due to the negotiation of longer payment terms with suppliers.

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $789 million at June 30, 2016. A total of $748 million and $479 million were sold under these programs as of June 30, 2016, and December 31, 2015, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $28 million in the first six months of 2016 and insignificant in the first six months of 2015, and are expected to be in the range of $260 million for the full year of 2016. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Payments to participants in the unfunded German plans were $9 million in the first six months of 2016 and are expected to be in the range of $18 million for the full year of 2016.

Ball acquired 11 pension plans and 2 retiree medical plans from the Rexam acquisition, and divested existing plans both in the US and in certain foreign countries. Rexam agreed to establish and fund an escrow cash account in the amount of $173 million, on behalf of the acquired Rexam UK pension plan and which was contributed into the UK pension plan in July, 2016. This escrow cash account has been included in the June 30, 2016 balance sheet as long-term restricted cash.

We expect 2016 capital expenditures for property, plant and equipment to be in the range of $500 million, and approximately $228 million was contractually committed as of June 30, 2016. Capital expenditures are expected to be funded by cash flows from operations.

As of June 30, 2016, approximately $1.3 billion of our cash was held outside of the U.S. There are no material legal or other economic restrictions regarding the repatriation of cash from any countries outside the U.S. where we have cash, other than the current unavailability to convert Egyptian pounds to other currencies for repatriation of approximately $150 million. The company believes its U.S. operating cash flows; the $854 million available under the company’s long-term, revolving credit facility; the $277 million available under other U.S.-based uncommitted short-term credit facilities; availability under U.S.-based committed and uncommitted accounts receivable factoring programs; and availability under the U.S.-based accounts receivable securitization program will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Share Repurchases

Our share repurchases, net of issuances, totaled $75 million in the first six months of 2016. There were no open market repurchases during the first six months of 2015. Share repurchases are completed using cash on hand and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $11 billion at June 30, 2016, was higher than the amount outstanding at December 31, 2015, of $5.1 billion. In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion. Subsequent to June 30, 2016, approximately $2.7 billion was extinguished.

In February 2015, Ball entered into the 2018 Revolver to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the acquisition of Rexam. The 2018 Revolver would have expired in February 2018 and accrued interest at LIBOR plus an applicable margin based on the net leverage ratio of the company, which varies from 1.25 percent to 1.75 percent. In June 2015, Ball issued $1 billion of 5.25 percent senior notes due in July 2025. Ball used the net proceeds of this offering and other available cash to repay borrowings under the 2018 Revolver and reduce the borrowing capacity under the 2018 Revolver from $3 billion to $2.25 billion.

Also in February 2015, the company entered into a £3.3 billion Bridge Facility, pursuant to which lending institutions agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the purchase price payable to Rexam shareholders upon consummation of the acquisition of Rexam and related fees and expenses. The interest rate for the Bridge Facility can vary, not to exceed 7.0 percent per annum.  In December 2015, the availability under the Bridge Facility was reduced to £1.9 billion.

In March 2016, Ball refinanced in full the Bridge Facility with a $1.4 billion term A loan facility available to Ball and a €1.1 billion term A loan facility available to a subsidiary of Ball (collectively, the Term Loans), and refinanced in full the 2018 Revolver with the 2021 Revolver, in each case under a secured, five-year credit agreement.

At June 30, 2016, taking into account outstanding letters of credit and excluding availability under the accounts receivable securitization program, approximately $854 million was available under the company’s long-term, revolving credit facility. In addition to this facility, the company had approximately $601 million of short-term uncommitted credit facilities available at June 30, 2016, of which $324 million was outstanding and due on demand.

While ongoing financial and economic conditions raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

The U.S. note agreements, bank credit agreement, bridge loan agreement and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 5.5, and changes to 5.0 on December 31, 2016, and to 4.0 and December 31, 2017. The company was in compliance with all loan agreements and debt covenants at June 30, 2016, and December 31, 2015, and has met all debt payment obligations. As of June 30, 2016, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities, the short-term uncommitted credit facilities and the unsecured, committed bridge loan agreement, are available without violating our existing debt covenants. Additional details about our debt and receivables sales agreements are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

Short-term debt and current portion of long-term debt on the balance sheet includes the company’s borrowings under its existing accounts receivable securitization program. There were no amounts outstanding at June 30, 2016, or December 31, 2015. This program, which has been amended and extended from time to time, is scheduled to mature in June 2017 and allows the company to borrow against a maximum amount of accounts receivable that varies between $90 million and $140 million depending on the seasonal accounts receivable balances in the company’s North American packaging businesses.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the expected closing date of the acquisition. In June 2016, the company terminated the collar and option contracts with notional amounts that totaled approximately £1.4 billion ($1.8 billion). In connection with the December 2015 issuance of $1 billion senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of the company.  The cross-currency swaps with a notional amount of $1 billion were terminated on June 30, 2016. These contracts were not designated as hedges; and therefore; changes in the fair value of these contracts were recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the acquisition of Rexam. As of June 30, 2016, the company terminated all interest rate swaps and interest rate option contracts. None of these contracts have been designated as hedges; therefore, changes in the fair value of these interest rate swap and option contracts have been recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

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

The company is evaluating various lawsuits, claims and proceedings to which subsidiaries of Rexam are party.  Certain of these lawsuits, claims and proceedings, including several environmental matters and several governmental assessments in Brazil, may involve substantial amounts.  If the company determines that any such matters are material, further details will be provided regarding these matters and their impact on the company’s results of operations, liquidity or financial condition. Additionally, the company assumed certain commitments from Rexam, including lease and purchase commitments, which we are currently evaluating.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2015 annual report filed on February 16, 2016, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

The company entered into derivative financial instruments to reduce its exposure to currency exchange rate risks in connection with the British pound denominated cash portion of the acquisition of Rexam. Exposure to currency exchange effects associated with these derivatives was offset by changes in the ultimate purchase price of Rexam. The cash portion of the acquisition was funded in July, 2016 therefore, exposure to currency exchange rate risks were eliminated.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first six months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the timing of our acquisition of Rexam, we will exclude their operations as we continue to evaluate the internal controls over financial reporting. This exclusion is in accordance with general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. These forward-looking statements represent the company’s goals, and results could vary materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: a) our packaging segments include product demand fluctuations; availability/cost of raw materials; competitive packaging, pricing and substitution; changes in climate and weather; crop yields; competitive activity; failure to achieve productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or loss of a major customer or supplier; political instability and sanctions; and changes in foreign exchange or tax rates; b) our aerospace segment includes funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole includes those listed plus: changes in senior management; successful or unsuccessful acquisitions and divestitures; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company’s defined benefit retirement plans; pension changes; uncertainties surrounding the U.S. government budget, sequestration and debt limit; reduced cash flow; ability to achieve cost-out initiatives and interest rates affecting our debt; and successful or unsuccessful acquisitions and divestitures, including, with respect to the Rexam acquisition, the effect of the announcement of the acquisition on Ball’s business relationships, operating results and business generally; the occurrence of any event or other circumstances that could give rise to the termination of our definitive agreement with Rexam in respect of the acquisition; the outcome of any legal proceedings that may be instituted against Ball related to the definitive agreement with Rexam; and the failure to satisfy conditions to completion of the acquisition of Rexam, including the receipt of all required regulatory approvals. If the company is unable to achieve its goals, then the company’s actual performance could vary materially from those goals expressed or implied in the forward-looking statements. The company currently does not intend to publicly update forward-looking statements except as it deems necessary in quarterly or annual earnings reports. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K reports to the SEC.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended June 30, 2016, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K (annual report).

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended June 30, 2016.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2016	—	$—	—	10,481,142
May 1 to May 31, 2016	—	—	—	10,481,142
June 1 to June 30, 2016	—	—	—	10,481,142
Total	—	—	—

(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended June 30, 2016.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the quarter ended June 30, 2016.

Item 6.     Exhibits

10.1	Ball Corporation Deposit Share Program for United States Participants, amended and restated as of July 27, 2016 (filed herewith).
10.1	Ball Corporation Deposit Share Program for United States Participants, amended and restated as of July 27, 2016 (filed herewith).

10.2	Ball Corporation Deposit Share Program for International Participants, amended and restated as of July 27, 2016 (filed herewith).

10.3	Ball Corporation Directors Deposit Share Program, amended and restated as of July 27, 2016 (filed herewith).

10.4	Ball Corporation Special Acquisition-Related Incentive Program, effective July 27, 2016 (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 12, 2016

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

EXHIBIT INDEX

Description	Exhibit

Ball Corporation Deposit Share Program for United States Participants, amended and restated as of July 27, 2016 (filed herewith).	EX-10.1

Ball Corporation Deposit Share Program for International Participants, amended and restated as of July 27, 2016 (filed herewith).	EX-10.2

Ball Corporation Directors Deposit Share Program, amended and restated as of July 27, 2016 (filed herewith).	EX-10.3

Ball Corporation Special Acquisition-Related Incentive Program, effective July 27, 2016 (filed herewith).	EX-10.4

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation (Filed herewith.)	EX-31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31.2

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Filed herewith.)

EX-101