Form 10-Q
period 2016-09-30
BALL CORP
filed 2016-11-08
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, without par value	174,805,841 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2016	2015	2016	2015

Net sales	$2,815	$2,097	$6,600	$6,192

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,338)	(1,690)	(5,351)	(5,026)
Depreciation and amortization	(147)	(72)	(299)	(212)
Selling, general and administrative	(135)	(107)	(348)	(340)
Business consolidation and other activities	(79)	(152)	(319)	(138)
	(2,699)	(2,021)	(6,317)	(5,716)

Earnings before interest and taxes	116	76	283	476

Interest expense	(80)	(38)	(159)	(107)
Debt refinancing and other costs	(2)	(21)	(108)	(86)
Total interest expense	(82)	(59)	(267)	(193)

Earnings before taxes	34	17	16	283
Tax (provision) benefit	(38)	31	191	(48)
Equity in results of affiliates, net of tax	7	2	6	3
Net earnings	3	50	213	238
Less net earnings attributable to noncontrolling interests	(3)	(5)	(3)	(12)
Net earnings attributable to Ball Corporation	$—	$45	$210	$226

Earnings (loss) per share:
Basic	$—	$0.32	$1.37	$1.64
Diluted	$—	$0.32	$1.35	$1.60

Weighted average shares outstanding (000s):
Basic	174,564	137,337	152,878	137,409
Diluted	177,702	140,858	156,088	141,141

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net earnings	$3	$50	$213	$238

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(17)	(21)	(17)	(113)
Pension and other postretirement benefits	5	11	68	42
Effective financial derivatives	(17)	(1)	(6)	(17)
Total other comprehensive earnings (loss)	(29)	(11)	45	(88)
Income tax (provision) benefit	5	(5)	(22)	(10)
Total other comprehensive earnings (loss), net of tax	(24)	(16)	23	(98)

Total comprehensive earnings (loss)	(21)	34	236	140

Less comprehensive (earnings) loss attributable to noncontrolling interests	(3)	(6)	(3)	(12)
Comprehensive earnings (loss) attributable to Ball Corporation	$(24)	$28	$233	$128

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2016	2015

Assets
Current assets
Cash and cash equivalents	$645	$224
Receivables, net	1,789	885
Inventories, net	1,418	898
Other current assets	252	177
Total current assets	4,104	2,184
Noncurrent assets
Property, plant and equipment, net	4,440	2,686
Goodwill	5,211	2,177
Intangible assets, net	2,046	195
Restricted cash	—	2,154
Other assets	1,259	301
Total assets	$17,060	$9,697

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$373	$77
Accounts payable	1,864	1,501
Accrued employee costs	302	229
Other current liabilities	404	335
Total current liabilities	2,943	2,142
Noncurrent liabilities
Long-term debt	7,724	4,974
Employee benefit obligations	1,508	1,147
Deferred taxes and other liabilities	1,065	173
Total liabilities	13,240	8,436

Shareholders' equity
Common stock (334,097,672 shares issued - 2016; 332,648,592 shares issued - 2015)	1,019	962
Retained earnings	4,708	4,557
Accumulated other comprehensive earnings (loss)	(616)	(640)
Treasury stock, at cost (159,348,687 shares - 2016; 190,359,349 shares - 2015)	(1,398)	(3,628)
Total Ball Corporation shareholders' equity	3,713	1,251
Noncontrolling interests	107	10
Total shareholders' equity	3,820	1,261
Total liabilities and shareholders' equity	$17,060	$9,697

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2016	2015

Cash Flows from Operating Activities
Net earnings	$213	$238
Adjustments to reconcile net earnings (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	299	212
Business consolidation and other activities	319	138
Deferred tax provision (benefit)	(179)	(68)
Other, net	78	92
Changes in working capital components (a)	(1,163)	(15)
Cash provided by (used in) operating activities	(433)	597
Cash Flows from Investing Activities
Capital expenditures	(398)	(357)
Business acquisitions, net of cash acquired	(3,379)	(29)
Proceeds from dispositions, net of cash sold	2,941	—
Decrease in restricted cash	1,966	—
Settlement of Rexam acquistion related derivatives	(252)	(16)
Other, net	2	34
Cash provided by (used in) investing activities	880	(368)
Cash Flows from Financing Activities
Long-term borrowings	4,370	2,315
Repayments of long-term borrowings	(4,348)	(2,408)
Net change in short-term borrowings	156	111
Proceeds from issuances of common stock	38	26
Acquisitions of treasury stock	(98)	(136)
Common dividends	(60)	(54)
Other, net	(15)	(39)
Cash provided by (used in) financing activities	43	(185)

Effect of exchange rate changes on cash	(69)	10

Change in cash and cash equivalents	421	54
Cash and cash equivalents - beginning of period	224	191
Cash and cash equivalents - end of period	$645	$245

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

See accompanying notes to the unaudited condensed consolidated financial statements.

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates, including its consolidated variable interest entities (collectively Ball, the company, we or our), have been prepared by the company. Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation.

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

New Accounting Guidance

In August 2016, accounting guidance was issued addressing the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance is required to be applied retrospectively on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

In May 2016, narrow scope amendments and practical expedients were issued to clarify the new revenue recognition standard. The amendments clarify the collectability criterion of the revenue standard wherein an entity is allowed to recognize revenue in the amount of consideration received when the following criteria are met: the entity has transferred control of the goods or services, the entity has stopped transferring goods or services, or has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. The amendments also clarify the following: the fair value of noncash consideration be measured at contract inception when determining the transaction price, allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer when the company discloses that policy, for contracts to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP, and a practical expedient is provided in which an entity can avoid having to evaluate the effects of each contract modification from contract inception through the beginning of the earliest period presented when accounting for contracts that were modified prior to adoption under both the full and modified retrospective transition approach. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for Ball on January 1, 2018. The company is currently assessing the impact the adoption of this new guidance will have on its consolidated financial statements.

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

In August 2014, accounting guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance will be effective on December 31, 2016. This is not expected to have a material effect on the company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board jointly issued new revenue recognition guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains a more robust framework for addressing revenue issues and is intended to remove inconsistencies in existing guidance and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The guidance will supersede the majority of current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB approved the deferral of the effective date of the new revenue recognition guidance by one year. The guidance will be effective for Ball on January 1, 2018, and early adoption is permitted. However, entities are not permitted to adopt the standard earlier than the original effective date of January 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements, and is currently contemplating the modified retrospective approach to adoption of this standard.

3.     Business Segment Information

During the third quarter of 2016, Ball made certain segment realignments as a result of the Rexam acquisition and sale of Ball’s existing beverage packaging businesses and select beverage can assets of Rexam (the Divestment Business) to align with how Ball now manages its businesses. Ball has retrospectively adjusted prior period amounts to conform to the current segment presentation. Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the five reportable segments outlined below:

Beverage packaging, North and Central America:  Consists of operations in the U.S., Canada and Mexico that manufacture and sell metal beverage containers.

Beverage packaging, South America: Consists of operations in Brazil, Argentina and Chile that manufacture and sell metal beverage containers.

Beverage packaging, Europe:  Consists of operations in numerous countries in Europe, including Russia, that manufacture and sell metal beverage containers.

Food and aerosol packaging:  Consists of operations in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food, aerosol, paint and general line containers, as well as extruded aluminum aerosol containers and aluminum slugs.

Aerospace: Consists of operations that manufacture and sell aerospace and other related products and the provision of services used in the defense, civil space and commercial space industries.

Other consists of non-reportable segments in Asia Pacific, Africa, Middle East and Asia that manufacture and sell metal beverage containers; undistributed corporate expenses; intercompany eliminations; and other business activities.

The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam which are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

The accounting policies of the segments are the same as those in the unaudited condensed consolidated financial statements. A discussion of the company’s critical and significant accounting policies can be found in Ball’s annual report.

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net sales
Beverage packaging, North and Central America	$1,076	$818	$2,653	$2,466
Beverage packaging, South America	318	134	577	407
Beverage packaging, Europe	687	450	1,522	1,310
Food and aerosol packaging	329	372	911	1,012
Aerospace	204	204	577	648
Reportable segment sales	2,614	1,978	6,240	5,843
Other	201	119	360	349
Net sales	$2,815	$2,097	$6,600	$6,192

Comparable operating earnings
Beverage packaging, North and Central America	$145	$109	$356	$316
Beverage packaging, South America	60	14	100	43
Beverage packaging, Europe	72	61	184	150
Food and aerosol packaging	31	31	84	89
Aerospace	24	21	61	61
Reportable segment comparable operating earnings	332	236	785	659
Reconciling items
Other (a)	(21)	(8)	(67)	(45)
Business consolidation and other activities	(79)	(152)	(319)	(138)
Amortization of acquired Rexam intangibles	(33)	—	(33)	—
Cost of sales associated with Rexam inventory step-up	(83)	—	(83)	—
Earnings before interest and taxes	116	76	283	476
Interest expense	(80)	(38)	(159)	(107)
Debt refinancing and other costs	(2)	(21)	(108)	(86)
Total interest expense	(82)	(59)	(267)	(193)
Earnings before taxes	34	17	16	283
Tax (provision) benefit	(38)	31	191	(48)
Equity in results of affiliates, net of tax	7	2	6	3
Net earnings	3	50	213	238
Less net earnings attributable to noncontrolling interests	(3)	(5)	(3)	(12)
Net earnings attributable to Ball Corporation	$—	$45	$210	$226

(a)

Includes undistributed corporate expenses,net, of $43 million and $17 million for the third quarter of 2016, and 2015 respectively, and $78 million and $69 million for the first nine months of 2016 and 2015, respectively.

4.     Acquisitions and Dispositions

Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a United Kingdom-based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total consideration of $2.3 billion). Additionally, the company recorded $24 million of consideration for stock-based compensation (see Note 15). The common shares were valued using the price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016 (discussed further in the long-term debt section below).

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to sell the Divestment Business.

The sale of the Divestment Business to Ardagh Group S.A. (Ardagh), was completed immediately after the Rexam acquisition on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. A pre-tax gain of $328 million was recorded in connection with the sale within business consolidation and other activities and is subject to finalization of working capital and other items. The company has an amount due from Ardagh of $75 million in other receivables as of September 30, 2016, for remaining cash proceeds for the sale of the Divestment Business. As a condition of the sale of the Divestment Business to Ardagh, the company has guaranteed a minimum volume of sales for the Divestment Business in 2017, whereby the company would be required to pay Ardagh up to $75 million based upon any shortfall of 2017 sales relative to an agreed-upon minimum threshold. Additionally, the company entered into a supply agreement with Ardagh to manufacture and sell can ends to the Divestment Business in Brazil in exchange for proceeds of $103 million, which have been included in other, net, in operating activities in the unaudited condensed consolidated statement of cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Earnings before taxes	N/A	$55	$104	$135
Earnings before taxes attributable to Ball Corporation	N/A	$53	$104	$130

The Rexam portion of the Divestment Business is not included in the table above as the financial information is not included in Ball’s historical results.

A total of 54 manufacturing facilities were acquired from Rexam, including 17 in the U.S., 20 in Europe, 12 in South America and five in the Africa, Middle East and Asia (AMEA) region. A total of 22 manufacturing facilities were sold as part of the Divestment Business, including 12 Ball facilities and 10 Rexam facilities. Of these 22 facilities, eight are located in the U.S., 12 are located in Europe and two are located in Brazil. The company has a total of 75 beverage manufacturing facilities and joint ventures after the completion of the acquisition and the sale of the Divestment Business.

This acquisition aligns with Ball’s Drive for 10 vision, including the company’s longstanding capital allocation strategy and EVA philosophy. The combination creates the world’s largest supplier of beverage containers allowing the company to better serve its customers with its enhanced geographic footprint and innovative product offerings. In particular, Ball expects the acquisition to deliver long-term shareholder value through optimizing global sourcing, reducing general and administrative expenses, sharing best practices to improve production efficiencies and leveraging its footprint to lower freight, logistics and warehousing costs. In addition, further value can be created through balance sheet improvements with a focus on working capital and inventory management and sustainability priorities as a result of the larger plant network.

The acquisition has been accounted for as a business combination and its results of operations have been included in the company’s unaudited condensed consolidated statements of earnings and cash flows from the date of acquisition. In addition, pretax charges totaling $216 million were incurred for transaction costs associated with the acquisition, which, in accordance with current accounting guidance, were expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the unaudited condensed consolidated statement of earnings. $20 million of these costs were included in the three months ended September 30, 2016, and $114 million in the nine months ended September 30, 2016.

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion of which approximately $2.7 billion was extinguished during July and August, 2016. The proceeds from the sale of the Divestment Business were partially used to extinguish the assumed Rexam debt.

The table below is a summary of the net assets acquired from Rexam using preliminary fair values. The valuation by management of certain assets and liabilities is still in process and, therefore, the actual fair values may vary significantly from these preliminary estimates. No material changes in fair values were identified during the third quarter, 2016. Final valuations are expected to be completed within one year of the acquisition.

June 30,
($ in millions)	2016

Cash	$450
Receivables, net	799
Inventories, net	797
Other current assets	166
Assets held for sale (sold to Ardagh on June 30, 2016)	913
Total current assets	3,125
Property, plant and equipment	2,296
Goodwill	3,773
Intangible assets	1,888
Restricted cash	174
Other assets	664
Total assets acquired	11,920

Short-term debt and current portion of long-term debt	2,795
Accounts payable	868
Accrued employee costs	128
Liabilities held for sale (sold to Ardagh on June 30, 2016)	7
Other current liabilities	420
Total current liabilities	4,218

Long-term debt	25
Employee benefit obligations	496
Deferred taxes and other liabilities	927
Total liabilities assumed	5,666

Net assets acquired	6,254

Noncontrolling interests	(94)
Aggregate value of consideration paid	$6,160

In connection with the acquisition, the company assumed certain commitments from Rexam, including lease and purchase commitments, which are currently being evaluated.

The following table details the identifiable intangible assets acquired, their preliminary fair values and estimated useful lives:

($ in millions)	Fair Value	Weighted- Average Estimated Useful Life (in Years)

Customer relationships	$1,840	15
Trademarks	40	5
Technology	8	9
	$1,888

Because the acquisition of Rexam was a stock purchase, neither the goodwill nor the intangible assets are deductible under local country corporate tax laws but will generally be deductible in computing earnings and profits for U.S. tax purposes.

Included in the company’s results for the three months ended September 30, 2016, was $1.3 billion in net sales from the acquired Rexam business. Due to ongoing integration activities, it is impracticable to determine and separately disclose the earnings impact from the acquired Rexam business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2016	2015	2016	2015

Net sales (1)	N/A	$2,911	$7,994	$8,600
Net earnings attributable to Ball Corporation (2)	N/A	$229	$87	$(476)
Basic earnings (loss) per share	N/A	$1.30	$0.50	$(2.71)
Diluted earnings (loss) per share	N/A	$1.28	$0.49	$(2.71)

(1)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(2)	Pro forma adjustments to net earnings attributable to Ball Corporation were adjusted as follows:
•

Excludes acquisition-related transaction costs and debt refinancing costs incurred in the three months ended September 30, 2016, pro forma statements of earnings and three months ended September 30, 2015. The nine months ended September 30, 2015, pro forma net earnings were adjusted to include the acquisition related transaction costs and debt refinancing costs incurred in the nine months ended September 30, 2016, and the three months ended December 31, 2015, as the pro forma information shown assumes that the Rexam acquisition has been consummated as of January 1, 2015.

•	Includes interest expense associated with the new debt utilized to finance the acquisition.
•	Includes depreciation and amortization expense based on the increased fair value of property, plant and equipment and amortizable intangible assets acquired.
•	Includes an additional charge to cost of sales of $83 million in the nine months ended September 30, 2015, based on the step up value of inventory.
•

Excludes net earnings attributable to the Divestment Business for the nine months ended September 30, 2016, and net earnings attributable to the Divestment Business for the three and nine months ended September 30, 2015.

•	Excludes the gain on sale of the Divestment Business in the three and nine months ended September 30, 2016.

All of these pro forma adjustments were adjusted for the applicable income tax impacts. Ball has applied enacted statutory tax rates in the United Kingdom for the respective periods. Ball has used a tax rate of 20.0 percent to calculate the financing, acquisition and divestment business-related adjustments for the three and nine months ended September 30, 2016, and the three months ended September 30, 2015. A tax rate of 20.25 percent was used to calculate the financing, acquisition and divestment business-related adjustments for the nine months ended September 30, 2015.  However, the tax impact on acquisition-related transaction costs already incurred were recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may be subject to change and may not be reflective of Ball’s effective tax rate for future periods after consummation of the acquisition and sale of the Divestment Business.

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

In July 2016, $3.8 billion of proceeds released from the restricted cash escrow accounts and amounts drawn under the $1.4 billion Term A loan facility and the €1.1 billion Term A loan facility were used to pay the cash portion of the consideration due to Rexam’s shareholders for the acquisition of Rexam.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the closing date of the acquisition. In June 2016, the company terminated the collar and option contracts with notional amounts that totaled approximately £1.4 billion ($1.8 billion). In connection with the December 2015 issuance of $1 billion senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of the company. The cross-currency swaps with a notional amount of $1 billion were terminated on June 30, 2016. These contracts were not designated as hedges for accounting purposes, and therefore, changes in the fair value of these contracts were recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

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

Food and Aerosol Specialty Tin Business

In September 2016, the company agreed to sell its specialty tin manufacturing facility in Baltimore, Maryland, for approximately $25 million. The transaction closed in October 2016.

5.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Beverage packaging, North and Central America	$(6)	$(20)	$(12)	$(21)
Beverage packaging, South America	(6)	—	(15)	—
Beverage packaging, Europe	(10)	(2)	(19)	(9)
Food and aerosol packaging	(4)	—	(21)	(1)
Aerospace	—	—	—	1
Other	(53)	(130)	(252)	(108)
	$(79)	$(152)	$(319)	$(138)

2016

Beverage Packaging, North and Central America

For the three and nine months ended September 30, 2016, the company recorded charges of $2 million and $3 million, respectively, for professional services and other costs associated with the acquisition of Rexam.

For the three and nine months ended September 30, 2016, the company also recorded charges of $3 million and $4 million, respectively, related to the plant closure in Bristol, Virginia.

Other charges in the three and nine months ended September 30, 2016, included $1 million and $5 million, respectively, of individually insignificant activities.

Beverage Packaging, South America

For the three and nine months ended September 30, 2016, the company recorded charges of $2 million and $11 million, respectively, for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three and nine months ended September 30, 2016, included $4 million of individually insignificant activities.

Beverage Packaging, Europe

For the nine months ended September 30, 2016, the company recorded charges of $7 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three and nine months ended September 30, 2016, included $10 million and $12 million, respectively, of individually insignificant activities.

Food and Aerosol Packaging

During the first quarter of 2016, the company announced the closure of its food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which will cease production in early 2017. Charges in the three and nine months ended September 30, 2016, were $3 million and $14 million, respectively, and are comprised of employee severance and benefits, facility shutdown costs, and asset impairment and disposal costs.

Other charges in the three and nine months ended September 30, 2016, included $1 million and $7 million, respectively, of individually insignificant activities.

Other

During the three months ended September 30, 2016, the company recorded the following amounts:

•

Expense of $22 million for compensation arrangements related to the Rexam acquisition primarily for severance payments to terminated or divested personnel and an out-of-period $13 million charge, which is immaterial to both periods, for payroll tax payments that should have been accrued at change of control in the second quarter of 2016.

•	Expense of $33 million for professional services and other costs associated with the acquisition of Rexam.
•

$22 million of foreign currency gains from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business and the revaluation of the euro-denominated debt issuance in December 2015.

•	$3 million reduction in the gain related to the sale of the Divestment Business.
•	Expense of $4 million for individually insignificant activities.

During the nine months ended September 30, 2016, the company recorded the following charges:

•	Expense of $289 million for professional services and other costs associated with the acquisition of Rexam.
•

$174 million of foreign currency losses from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business, and the revaluation of the euro-denominated debt issuance in December 2015.

•	Expense of $106 million for compensation arrangements related to the Rexam acquisition.
•	A gain of $328 million in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $11 million for individually insignificant activities.

2015

Beverage Packaging, North and Central America

During the third quarter of 2015, the company announced the closure of its beverage packaging end-making facility in Bristol, Virginia, which ceased production in the second quarter of 2016. The closure will realign end-making capacities in North America to better position the company to meet customer demand. The company recorded initial charges of $20 million in the third quarter, which are comprised of $19 million in severance, pension and other employee benefits and other individually insignificant items totaling $1 million.

During the first nine months of 2015, the company also recognized charges of $1 million for individually insignificant items.

Beverage Packaging, Europe

During the first nine months of 2015, the company recorded a charge of $5 million for the write down of property held for sale to fair value less cost to sell.

During the third quarter and first nine months of 2015, the company recorded charges of $2 million and $4 million, respectively, for individually insignificant items.

Other

During the third quarter and first nine months of 2015, the company recorded charges of $129 million and $105 million respectively, for professional services and other costs associated with the acquisition of Rexam announced in February 2015.

Other charges in the third quarter and first nine months of 2015 included $1 million and $3 million, respectively, for insignificant activities.

6.     Receivables

	September 30,	December 31,
($ in millions)	2016	2015

Trade accounts receivable	$1,482	$759
Less allowance for doubtful accounts	(8)	(5)
Net trade accounts receivable	1,474	754
Other receivables	315	131
	$1,789	$885

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $679 million at September 30, 2016. A total of $465 million and $479 million were sold under these programs as of September 30, 2016, and December 31, 2015, respectively. Included in other receivables is $75 million due from Ardagh for the sale of the Divestment Business.

7.     Inventories

	September 30,	December 31,
($ in millions)	2016	2015

Raw materials and supplies	$626	$438
Work-in-process and finished goods	834	504
Less inventory reserves	(42)	(44)
	$1,418	$898

8.     Property, Plant and Equipment

	September 30,	December 31,
($ in millions)	2016	2015

Land	$107	$70
Buildings	1,259	1,023
Machinery and equipment	4,735	3,904
Construction-in-progress	553	408
	6,654	5,405
Accumulated depreciation	(2,214)	(2,719)
	$4,440	$2,686

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $105 million and $237 million for the three and nine months ended September 30, 2016, respectively, and $62 million and $183 million for the comparable periods in 2015.

9.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2015	$561	$100	$817	$612	$9	$78	$2,177
Business acquisitions	1,039	904	1,656	—	31	174	3,804
Business dispositions	—	(31)	(783)	—	—	—	(814)
Reclassification	—	—	—	(8)	—	—	(8)
Effects of currency exchange rates	—	—	48	4	—	—	52
Balance at September 30, 2016	$1,600	$973	$1,738	$608	$40	$252	$5,211

The increase in goodwill in the Beverage Packaging segments and in Other is related to the acquisition of Rexam discussed in Note 4. The decrease of goodwill in business dispositions represents goodwill associated the sale of the Ball portion of the Divestment Business. As a result of the divestiture to Ardagh of certain Ball assets in Brazil and Europe, the company performed goodwill impairment tests of these reporting units before and after the divestment. No impairment was identified. At June 30, 2016, the goodwill associated with the acquired Rexam business was recorded in other. During the third quarter the company moved goodwill out of other and into each respective segment as shown above.

The company’s annual goodwill impairment test completed in the fourth quarter of 2015 indicated the fair value of the beverage packaging, Asia (Beverage Asia) reporting unit exceeded its carrying amount by approximately 25 percent. The current industry supply of beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Packaging Asia Pacific reporting unit, the total balance of which was $78 million at September 30, 2016.

10.    Intangible Assets, net

	September 30,	December 31,
($ in millions)	2016	2015

Acquired Rexam Intangibles (net of accumulated amortization of $33 million at September 30, 2016)	$1,866	$—
Capitalized software (net of accumulated amortization of $100 million at September 30, 2016, and $116 million at December 31, 2015)	85	77
Other intangibles (net of accumulated amortization of $141 million at September 30, 2016, and $133 million at December 31, 2015)	95	118
	$2,046	$195

Total amortization expense of intangible assets amounted to $42 million and $62 million for the three and nine months ended September 30, 2016, respectively, and $10 million and $29 million for the comparable periods in 2015, respectively.

11.    Other Assets

	September 30,	December 31,
($ in millions)	2016	2015

Long-term deferred tax assets	$409	$60
Long-term pension asset	364	—
Investments in affiliates	210	34
Company and trust-owned life insurance	155	137
Other	121	70
	$1,259	$301

12.    Debt and Interest Costs

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2016	2015

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	787	760
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	449	435
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due March 2021	1,400	—
Term A loan, euro denominated, due March 2021	1,174	—
Multi-currency USD revolver due March 2021 at variable rate	290	—
Latapack-Ball Notes Payable, denominated in various currencies
(2015 - 4.35%)	—	168
Other (including debt issuance costs)	(47)	(85)
	7,803	5,028
Less: Current portion of long-term debt	(79)	(54)
	$7,724	$4,974

Following is a summary of debt refinancing and other costs included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$—	$—	$(49)	$—
Economic hedge - interest rate risk	—	(15)	(20)	(10)
Refinance of bridge and revolving credit facilities	—	—	(30)	(5)
Amortization of unsecured, committed bridge facility financing fees	—	(6)	(7)	(13)
Redemption of 6.75% and 5.75% senior notes, due September 2020 and May 2021, respectively, and refinance of senior credit facilities	—	—	—	(58)
Individually insignificant items	(2)	—	(2)	—
	$(2)	$(21)	$(108)	$(86)

At September 30, 2016, taking into account outstanding letters of credit, approximately $1.2 billion was available under the company’s long-term, revolving credit facility. In addition to this facility, the company had approximately $502 million of short-term uncommitted credit facilities available at September 30, 2016, of which $294 million was outstanding and due on demand. At December 31, 2015, the company had $23 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $8.2 billion at September 30, 2016, which compare to a carrying value of $7.8 billion. The fair value was estimated to be $5.2 billion at December 31, 2015, which approximated its carrying value of $5.1 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

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

The U.S. note agreements, bank credit agreement, and accounts receivable securitization agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 5.5, which changes to 5.0 on December 31, 2016, and to 4.0 on December 31, 2017. The company was in compliance with all loan agreements and debt covenants at September 30, 2016, and December 31, 2015, and has met all debt payment obligations. As of September 30, 2016, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and the short-term uncommitted credit facilities are fully available without violating our existing debt covenants.

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

Fees paid in connection with obtaining financing, which totaled $32 million during the nine months ended September 30, 2016, are classified as other, net in cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

13.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2016	2015

Underfunded defined benefit pension liabilities	$968	$706
Less current portion	(34)	(18)
Long-term defined benefit pension liabilities	934	688
Retiree medical and other postemployment benefits	247	148
Deferred compensation plans	279	281
Other	48	30
	$1,508	$1,147

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended September 30,
	2016			2015
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$17	$4	$21	$13	$4	$17
Interest cost	33	25	58	14	5	19
Expected return on plan assets	(35)	(31)	(66)	(20)	(5)	(25)
Amortization of prior service cost	—	1	1	—	—	—
Recognized net actuarial loss	8	1	9	10	2	12
Settlements/curtailments/special termination	—	—	—	5	—	5
Total net periodic benefit cost	$23	$—	$23	$22	$6	$28

	Nine Months Ended September 30,
	2016				2015
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$41	$10		$51	$39	$11	$50
Interest cost	63	34		97	43	14	57
Expected return on plan assets	(71)	(40)		(111)	(59)	(15)	(74)
Amortization of prior service cost	(1)	—		(1)	(1)	—	(1)
Recognized net actuarial loss	24	4		28	29	7	36
Settlements/curtailments/special termination	—	80	(a)	80	5	—	5
Net periodic benefit cost for
Ball-sponsored plans	56	88		144	56	17	73
Net periodic benefit cost for multi-employer plans	1	—		1	1	—	1
Total net periodic benefit cost	$57	$88		$145	$57	$17	$74

(a)	Amount relates to plans sold in the Divestment Business.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $246 million in the first nine months of 2016 and insignificant in the first nine months of 2015, and are expected to be in the range of $250 million for the full year of 2016. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the contributions during the first nine months of 2016, were contributions to acquired Rexam defined benefit pension plans including a U.K. escrow payment of $171 million. Payments to participants in the unfunded plans were $18 million in the first nine months of 2016 and are expected to be in the range of $25 million for the full year of 2016.

Ball acquired 11 pension plans and 2 retiree medical plans in the Rexam acquisition, and divested plans in certain foreign countries. Rexam agreed to establish and fund an escrow cash account in the amount of $171 million on behalf of the acquired Rexam U.K. pension plan which was contributed to the U.K. pension plan in July, 2016.

14.    Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)		Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2015	$(183)	$(445)		$(12)	$(640)
Other comprehensive earnings (loss) before reclassifications	(17)	(37)		(10)	(64)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	76	(a)	12	88
Balance at September 30, 2016	$(200)	$(406)		$(10)	$(616)

(a)	Amount includes $60 million loss, net of tax, from plans sold in the Divestment Business.

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(1)	$1	$2	$2
Commodity contracts recorded in cost of sales	2	(8)	(8)	(11)
Currency exchange contracts recorded in selling, general and administrative	5	—	3	—
Cross currency swaps recorded in selling, general and administrative	(7)	—	(6)	—
Interest rate contracts recorded in interest expense	(1)	—	(1)
Commodity and currency exchange contracts attributable to the divestment business recorded in business consolidation and other activities	—	—	(4)	—
Total before tax effect	(2)	(7)	(14)	(9)
Tax benefit (expense) on amounts reclassified into earnings	2	3	2	4
Recognized gain (loss)	$—	$(4)	$(12)	$(5)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$—	$—	$3	$2
Actuarial gains (losses)	(9)	(11)	(108)	(35)
Total before tax effect	(9)	(11)	(105)	(33)
Tax benefit (expense) on amounts reclassified into earnings	3	4	29	12
Recognized gain (loss)	$(6)	$(7)	$(76)	$(21)

(a)	These components are included in the computation of net periodic benefit cost included in Note 13.

15.    Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. Approximately 1.3 million stock options and SSARs were granted in January 2016 and July 2016. These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in July 2016, January 2016 and February 2015 have estimated weighted average fair values at the date of grant of $16.71 per share, $18.58 per share and $14.20 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance the value realized by an employee will approximate the value estimated. The fair values were estimated using the following weighted average assumptions:

	July 2016		January 2016		February 2015

Expected dividend yield	0.73%		0.79%		0.79%
Expected stock price volatility	24.14%		29.25%		22.11%
Risk-free interest rate	1.22%		1.57%		1.39%
Expected life of options (in years)	6.10	years	5.94	years	5.85	years

In the first nine months of 2016 and first quarter of 2015, the company’s board of directors granted 132,818 and 116,559 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s growth in economic value added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

Rexam’s primary stock-based compensation programs consisted of Long Term Incentive Plans (LTIP) that vested based on service and performance conditions over a three-year period. Consistent with the agreement to acquire Rexam, the company cash settled these awards to the extent the award was vested as of the date of acquisition; of which $24 million was included in the consideration paid to acquire Rexam. The company provided replacement awards to employees for the unvested portion of Rexam awards at the date of acquisition, which vest over the shorter of the original remaining vesting period or if the employees leaves the company on good terms. Certain employees became vested in their replacement awards at the acquisition date when their employment with the company ended as a result of the acquisition or sale of the Divestment Business, which resulted in the company recording expense of $58 million in business consolidation and other activities in September 2016. In addition, certain other employees will remain as Ball employees or vest in their replacement awards when their employment with the company ends after a transition period. Based on September 30, 2016, the total future expense for these employees is estimated to be $18 million and will be reported as expense over the vesting periods. The awards are payable in cash and the amount is based on the fair value of company’s stock price. As a result, on a quarterly basis the company will remeasure the fair value of the awards based on the company’s stock prices and record the change in value in current period earnings.

16.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2016	2015	2016	2015

Net earnings attributable to Ball Corporation	$—	$45	$210	$226

Basic weighted average common shares	174,564	137,337	152,878	137,409
Effect of dilutive securities	3,138	3,521	3,210	3,732
Weighted average shares applicable to diluted earnings per share	177,702	140,858	156,088	141,141

Per basic share	$—	$0.32	$1.37	$1.64
Per diluted share	$—	$0.32	$1.35	$1.60

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled approximately 1 million and 2 million, respectively, for the three and nine months ended September 30, 2016, and approximately 1 million in both the three and nine months ended September 30, 2015.

The company declared and paid dividends of $0.13 per share in each of the first three quarters of both 2016 and 2015.

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

At September 30, 2016, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $708 million, of which approximately $681 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at September 30, 2016, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $2 million associated with these contracts. A net after-tax gain of $2 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at September 30, 2016, included pay-fixed interest rate swaps with notional amounts of approximately $750 million, which effectively convert variable rate obligations to fixed-rate instruments. The after-tax gain included in shareholders’ equity at September 30, 2016, within accumulated other comprehensive earnings (loss) was $1 million, which is expected to be recognized in the consolidated statement of earnings during the next 12 months.

Interest Rate Risk - Rexam Acquisition

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with debt issuances in connection with the acquisition of Rexam. In the second quarter of 2016, the company terminated interest rate swaps and interest rate option contracts with an aggregate notional amount of $200 million and €1.6 billion, respectively. In the first quarter of 2016, the company terminated interest rate swap contracts with an aggregate notional amount of $923 million (€850 million). None of these contracts were designated as hedges; therefore, changes in the fair value of these interest swap and option contracts were recognized in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense (see Note 12).

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At September 30, 2016, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $1.9 billion. Approximately $3 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at September 30, 2016, of which a net loss of $3 million is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at September 30, 2016, expire within the next two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk on foreign currency denominated intercompany debt in the second quarter of 2016. Approximately, $9 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at September 30, 2016, none of which is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contract expires within the next five years.

Currency Exchange Rate Risk – Rexam Acquisition

In connection with the acquisition of Rexam, the company entered into collar and option contracts to partially mitigate its currency exchange rate risk from February 19, 2015, through the expected closing date of the acquisition. In the second quarter of 2016, the company terminated outstanding collar and option contracts with notional amounts that totaled approximately £1.4 billion ($1.8 billion). These contracts were not designated as hedges; therefore, changes in the fair value of these contracts were recognized in the unaudited condensed consolidated statement of earnings in business consolidation and other activities (see Note 5).

In connection with the December 2015 issuance of $1 billion of U.S. dollar senior notes due 2020, the company executed cross-currency swaps to convert the fixed-rate U.S. dollar issuance to a fixed-rate euro issuance for the life of the notes to more effectively match the future cash flows of our business. The cross-currency swaps with a notional amount of $1 billion were terminated in the second quarter of 2016. Additionally, the company terminated existing cross-currency swaps acquired from the Rexam acquisition amounting to $705 million in the second quarter of 2016. These contracts were not designated as hedges; therefore, changes in the fair value of these contracts were recognized as business consolidation and other activities (see Note 5).

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

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2017 and August 2017 and that have a combined notional value of 1.3 million shares. Based on current levels in the program, each $1 change in the company’s stock price has an impact, net of derivatives utilized, of less than $1 million on pretax earnings.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of September 30, 2016, and December 31, 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position were $4 million and $69 million, respectively, and no collateral was required to be posted.

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

	September 30, 2016			December 31, 2015
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$10	$4	$14	$6	$4	$10
Foreign currency contracts	3	6	9	2	6	8
Interest rate and other contracts	—	4	4	—	3	3
Total current derivative contracts	$13	$14	$27	$8	$13	$21

Commodity contracts	$4	$—	$4	$1	$—	$1
Interest rate and other contracts	—	—	—	—	2	2
Total noncurrent derivative contracts	$4	$—	$4	$1	$2	$3

Liabilities:
Commodity contracts	$6	$3	$9	$12	$5	$17
Foreign currency contracts	—	5	5	—	33	33
Total current derivative contracts	$6	$8	$14	$12	$38	$50

Commodity contracts	$—	$—	$—	$8	$—	$8
Interest rate and other contracts	29	—	29	—	23	23
Total noncurrent derivative contracts	$29	$—	$29	$8	$23	$31

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of September 30, 2016, has not identified any circumstances requiring the reported values of our financial instruments be adjusted.

Impact on Earnings from Derivative Instruments

		Three Months Ended September 30,
		2016		2015
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(1)	$—	$1	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	2	(4)	(8)	(2)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	—	—	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	—	—	(15)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	5	(18)	—	17
Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	(12)	—	(105)
Foreign currency contracts - manage exposure to sales of products	Cost of sales	—	—	—	2
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(7)	—	—	—
Equity and inflation contracts	Selling, general and administrative	—	10	—	(8)
Total		$(2)	$(24)	$(7)	$(111)

		Nine Months Ended September 30,
		2016		2015
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$2	$—	$2	$1
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(8)	(4)	(11)	(5)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	—	—	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(20)	—	(10)
Foreign currency contracts - manage exposure to sales of products	Cost of sales	—	—	—	2
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	3	18	—	(4)
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(191)	—	(36)
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(4)	—	—
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(6)	—	—	—
Commodity contracts and currency exchange contracts - attributed to the divestment business	Business consolidation and other activities	(4)	—	—	—
Equity contracts	Selling, general and administrative	—	9	—	(7)
Total		$(14)	$(192)	$(9)	$(59)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Amounts reclassified into earnings:
Commodity contracts	$(1)	$7	$6	$8
Cross currency swap contracts	7	—	6	—
Interest rate contracts	1		1
Commodity and currency exchange contracts attributed to the divestment business	—	—	4	—
Currency exchange contracts	(5)	—	(3)	—
Change in fair value of cash flow hedges:
Commodity contracts	1	(12)	7	(23)
Interest rate contracts	—	—	(1)	—
Cross currency swap contracts	(23)	—	(28)	—
Currency exchange contracts	3	4	3	(1)
Foreign currency and tax impacts	9	(1)	7	2
	$(8)	$(2)	$2	$(14)

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

In February 2012, Ball Beverage Container Corp. (BBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the sale and use of certain ends by BBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. Activity in the case is now scheduled to resume in the second half of 2016. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

On September 16, 1971, Rexham Corporation (Rexham) was incorporated as a wholly owned subsidiary of Riegel Paper Company (Riegel). On September 23, 1971, Riegel, Federal Paper Board Company (Federal), and Rexham entered into an Agreement and Plan of Reorganization (the 1971 Agreement) pursuant to which Riegel’s packaging group was spun-off into the newly formed Rexham, and Federal retained Riegel’s paper group pursuant to a merger with Riegel. International Paper Company (International Paper) and Georgia Pacific Corporation (Georgia Pacific) are successors to Riegel. Image Products Group, LLC (IPG) is the successor to Rexham.

On November 4, 2011, International Paper and Georgia Pacific filed a complaint against Rexam, Inc. (RI) and IPG alleging that pursuant to the 1971 Agreement, IPG and RI, as indemnitor to IPG, are liable for 50% of the clean-up costs at the Crown Vantage Landfill (the Site). The Site is an inactive industrial landfill on the Delaware River in Hunterdon County, New Jersey that was operated by Riegel and its successors from the 1930’s to the 1970’s. The EPA conducted an emergency clean up at the Site after a 2004 flood exposed drums and other waste. Georgia Pacific took over the clean-up at the Site. Georgia Pacific later sued International Paper as a successor to Riegel. Georgia Pacific and International Paper entered into a settlement agreement under which International Paper accepted responsibility for the Site. The litigation against IPG and RI centers on the interpretation of the 1971 Agreement and whether it allocated the Site liabilities to the paper group of Riegel, which merged with and into Federal, a predecessor of International Paper, or to the packaging group of Riegel, which was spun off to Rexham.

Georgia Pacific and International Paper claim they have incurred past costs at the Site of approximately $14 million, and that Rexam’s share of these costs is approximately $7 million. Georgia Pacific and International Paper have also asserted that they have incurred $30 million in remediation costs at the Curtis Paper Superfund Site, the former paper mill adjacent to the Site. In addition, Georgia Pacific, International Paper and the EPA have claimed that Rexam is responsible for certain other insignificant amounts associated with this site.

On October 17, 2016 representatives of Ball/Rexam and Georgia Pacific and International Paper participated in a court ordered mediation in New Jersey in an attempt to resolve this matter. No resolution was reached. Trial will likely be scheduled for the first half of 2017, and we will continue to explore various ways to reach an acceptable result and otherwise mitigate the effect of the claims. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

A former Rexam Personal Care site in Annecy, France was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place during 2006. The site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site was formally conveyed back to Rexam during Q1 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan will be proposed to the French Environmental Authorities (DREAL) in 2017. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

The company is continuing to evaluate various lawsuits, claims and proceedings, to which subsidiaries of Rexam are a party, including those described in this Note 18. Certain of these lawsuits, claims and proceedings, including several environmental matters and several governmental assessments in Brazil, may involve substantial amounts. If the company determines that any such matters are material, further details will be provided regarding these matters and their impact on the company’s results of operations, liquidity or financial condition.

19.    Indemnifications and Guarantees

General Guarantees

The company or its appropriate consolidated direct or indirect subsidiaries, including Rexam and its subsidiaries, have made certain indemnities, commitments and guarantees under which the specified entity may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include indemnities to the customers of the subsidiaries in connection with the sales of their packaging and aerospace products and services; guarantees to suppliers of subsidiaries of the company guaranteeing the performance of the respective entity under a purchase agreement, construction contract or other commitment; guarantees in respect of certain foreign subsidiaries’ pension plans; indemnities for liabilities associated with the infringement of third party patents, trademarks or copyrights under various types of agreements; indemnities to various lessors in connection with facility, equipment, furniture and other personal property leases for certain claims arising from such leases; indemnities to governmental agencies in connection with the issuance of a permit or license to the company or a subsidiary; indemnities pursuant to agreements relating to certain joint ventures; indemnities in connection with the sale of businesses or substantially all of the assets and specified liabilities of businesses; and indemnities to directors, officers and employees of the company to the extent permitted under the laws of the State of Indiana and the United States of America. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite.

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

20.    Subsidiary Guarantees of Debt

The company’s senior notes are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material domestic subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of the notes, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. The maximum potential amounts that could be required to be paid under the domestic guarantees are essentially equal to the then outstanding principal and interest under the respective notes. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2016, and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,214	$1,689	$(88)	$2,815

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(992)	(1,434)	88	(2,338)
Depreciation and amortization	(2)	(33)	(112)	—	(147)
Selling, general and administrative	(31)	(43)	(60)	(1)	(135)
Business consolidation and other activities	(154)	(7)	82	—	(79)
Equity in results of subsidiaries	308	8	—	(316)	—
Intercompany	78	(44)	(34)	—	—
	199	(1,111)	(1,558)	(229)	(2,699)

Earnings (loss) before interest and taxes	199	103	131	(317)	116
Interest expense	(66)	—	(14)	—	(80)
Debt refinancing and other costs	—	—	(2)	—	(2)
Total interest expense	(66)	—	(16)	—	(82)
Earnings (loss) before taxes	133	103	115	(317)	34
Tax (provision) benefit	(133)	56	39	—	(38)
Equity in results of affiliates, net of tax	—	1	6	—	7
Net earnings	—	160	160	(317)	3
Less net earnings attributable to
noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to
Ball Corporation	$—	$160	$157	$(317)	$—

Comprehensive earnings (loss) attributable to Ball Corporation	$(24)	$140	$137	$(277)	$(24)

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,264	$846	$(13)	$2,097

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,039)	(664)	13	(1,690)
Depreciation and amortization	(1)	(34)	(37)	—	(72)
Selling, general and administrative	(14)	(45)	(48)	—	(107)
Business consolidation and other activities	(129)	(20)	(3)	—	(152)
Equity in results of subsidiaries	129	63	—	(192)	—
Intercompany	51	(44)	(7)	—	—
	36	(1,119)	(759)	(179)	(2,021)

Earnings (loss) before interest and taxes	36	145	87	(192)	76
Interest expense	(37)	1	(2)	—	(38)
Debt refinancing and other costs	(21)	—	—	—	(21)
Total interest expense	(58)	1	(2)	—	(59)
Earnings (loss) before taxes	(22)	146	85	(192)	17
Tax (provision) benefit	67	(20)	(16)	—	31
Equity in results of affiliates, net of tax	—	1	1	—	2
Net earnings	45	127	70	(192)	50
Less net earnings attributable to
noncontrolling interests	—	—	(5)	—	(5)
Net earnings attributable to	$45	$127	$65	$(192)	$45
Ball Corporation

Comprehensive earnings (loss) attributable to Ball Corporation	$28	$110	$48	$(158)	$28

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,495	$3,276	$(171)	$6,600

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,854)	(2,668)	171	(5,351)
Depreciation and amortization	(4)	(104)	(191)	—	(299)
Selling, general and administrative	(63)	(126)	(159)	—	(348)
Business consolidation and other activities	355	(30)	(644)	—	(319)
Equity in results of subsidiaries	(57)	359	—	(302)	—
Intercompany	189	(131)	(58)	—	—
	420	(2,886)	(3,720)	(131)	(6,317)

Earnings (loss) before interest and taxes	420	609	(444)	(302)	283
Interest expense	(141)	(1)	(17)	—	(159)
Debt refinancing and other costs	(97)	—	(11)	—	(108)
Total interest expense	(238)	(1)	(28)	—	(267)
Earnings (loss) before taxes	182	608	(472)	(302)	16
Tax (provision) benefit	28	6	157	—	191
Equity in results of affiliates, net of tax	—	—	6	—	6
Net earnings	210	614	(309)	(302)	213
Less net earnings attributable to
noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to
Ball Corporation	$210	$614	$(312)	$(302)	$210

Comprehensive earnings (loss) attributable to Ball Corporation	$233	$651	$(306)	$(345)	$233

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,729	$2,498	$(35)	$6,192

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,085)	(1,976)	35	(5,026)
Depreciation and amortization	(4)	(98)	(110)	—	(212)
Selling, general and administrative	(60)	(130)	(150)	—	(340)
Business consolidation and other activities	(105)	(21)	(12)	—	(138)
Equity in results of subsidiaries	341	155	—	(496)	—
Intercompany	153	(130)	(23)	—	—
	325	(3,309)	(2,271)	(461)	(5,716)

Earnings (loss) before interest and taxes	325	420	227	(496)	476
Interest expense	(103)	4	(8)	—	(107)
Debt refinancing and other costs	(84)	—	(2)	—	(86)
Total interest expense	(187)	4	(10)	—	(193)
Earnings (loss) before taxes	138	424	217	(496)	283
Tax (provision) benefit	88	(88)	(48)	—	(48)
Equity in results of affiliates, net of tax	—	1	2	—	3
Net earnings	226	337	171	(496)	238
Less net earnings attributable to
noncontrolling interests	—	—	(12)	—	(12)
Net earnings attributable to
Ball Corporation	$226	$337	$159	$(496)	$226

Comprehensive earnings (loss) attributable to Ball Corporation	$128	$236	$55	$(291)	$128

	Unaudited Condensed Consolidating Balance Sheet
	September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$54	$1	$590	$—	$645
Receivables, net	123	514	1,152	—	1,789
Intercompany receivables	30	121	52	(203)	—
Inventories, net	—	497	921	—	1,418
Other current assets	148	38	66	—	252
Total current assets	355	1,171	2,781	(203)	4,104
Noncurrent assets
Property, plant and equipment, net	19	1,085	3,336	—	4,440
Investment in subsidiaries	7,358	2,449	78	(9,885)	—
Goodwill	—	990	4,221	—	5,211
Intangible assets, net	19	78	1,949	—	2,046
Other assets	213	20	1,026	—	1,259
Total assets	$7,964	$5,793	13,391	$(10,088)	$17,060

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$271	$—	102	$—	$373
Accounts payable	15	798	1,051	—	1,864
Intercompany payables	102	52	55	(209)	—
Accrued employee costs	20	111	171	—	302
Other current liabilities	107	54	243	—	404
Total current liabilities	515	1,015	1,622	(209)	2,943
Noncurrent liabilities
Long-term debt	6,530	—	1,194	—	7,724
Employee benefit obligations	344	437	727	—	1,508
Intercompany long-term notes	(3,129)	139	2,984	6	—
Deferred taxes and other liabilities	(9)	217	857	—	1,065
Total liabilities	4,251	1,808	7,384	(203)	13,240

Common stock	1,019	635	4,426	(5,061)	1,019
Preferred stock	—	—	5	(5)	—
Retained earnings	4,708	3,887	1,747	(5,634)	4,708
Accumulated other comprehensive earnings (loss)	(616)	(537)	(278)	815	(616)
Treasury stock, at cost	(1,398)	—	—	—	(1,398)
Total Ball Corporation shareholders' equity	3,713	3,985	5,900	(9,885)	3,713
Noncontrolling interests	—	—	107	—	107
Total shareholders' equity	3,713	3,985	6,007	(9,885)	3,820
Total liabilities and shareholders' equity	$7,964	$5,793	13,391	$(10,088)	$17,060

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$219	$—	$224
Receivables, net	40	224	621	—	885
Intercompany receivables	137	517	6	(660)	—
Inventories, net	—	516	382	—	898
Other current assets	49	84	44	—	177
Total current assets	231	1,341	1,272	(660)	2,184
Noncurrent assets
Property, plant and equipment, net	14	1,026	1,646	—	2,686
Investment in subsidiaries	3,688	2,135	79	(5,902)	—
Goodwill	—	967	1,210	—	2,177
Intangible assets, net	19	83	93	—	195
Restricted cash	2,154	—	—	—	2,154
Other assets	152	19	130	—	301
Total assets	$6,258	$5,571	4,430	$(6,562)	$9,697

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1	$—	76	$—	$77
Accounts payable	19	792	690	—	1,501
Intercompany payables	105	1	554	(660)	—
Accrued employee costs	16	133	80	—	229
Other current liabilities	146	60	129	—	335
Total current liabilities	287	986	1,529	(660)	2,142
Noncurrent liabilities
Long-term debt	4,859	—	115	—	4,974
Employee benefit obligations	342	466	339	—	1,147
Intercompany long-term notes	(371)	192	179	—	—
Deferred taxes and other liabilities	(110)	183	100	—	173
Total liabilities	5,007	1,827	2,262	(660)	8,436

Common stock	962	1,042	375	(1,417)	962
Preferred stock	—	—	5	(5)	—
Retained earnings	4,557	3,276	2,062	(5,338)	4,557
Accumulated other comprehensive earnings (loss)	(640)	(574)	(284)	858	(640)
Treasury stock, at cost	(3,628)	—	—	—	(3,628)
Total Ball Corporation shareholders' equity	1,251	3,744	2,158	(5,902)	1,251
Noncontrolling interests	—	—	10	—	10
Total shareholders' equity	1,251	3,744	2,168	(5,902)	1,261
Total liabilities and shareholders' equity	$6,258	$5,571	4,430	$(6,562)	$9,697

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(385)	$155	$(203)	$(433)

Cash flows from investing activities capital expenditures	(10)	(170)	(218)	(398)
Business acquisition, net of cash acquired	2,303	(36)	(5,646)	(3,379)
Proceeds from dispositions, net of cash sold	1,010	—	1,931	2,941
Decrease in restricted cash	1,966	—	—	1,966
Settlement of Rexam acquisition related derivatives	(252)	—	—	(252)
Other, net	—	7	(5)	2
Cash provided by (used in) investing activities	5,017	(199)	(3,938)	880

Cash flows from financing activities
Long-term borrowings	2,610	—	1,760	4,370
Repayments of long-term borrowings	(921)	—	(3,427)	(4,348)
Net change in short-term borrowings	200	—	(44)	156
Proceeds from issuances of common stock	38	—	—	38
Acquisitions of treasury stock	(98)	—	—	(98)
Common dividends	(60)	—	—	(60)
Intercompany	(6,351)	46	6,305	—
Other, net	(5)	(1)	(9)	(15)
Cash provided by (used in) financing activities	(4,587)	45	4,585	43

Effect of exchange rate changes on cash	4	—	(73)	(69)

Change in cash and cash equivalents	49	1	371	421
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$54	$1	$590	$645

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$7	$419	$171	$597

Cash flows from investing activities capital expenditures	(5)	(141)	(211)	(357)
Business acquisition, net of cash acquired	—	(29)	—	(29)
Settlement of Rexam acquisition related derivatives	(16)	—	—	(16)
Other, net	21	12	1	34
Cash provided by (used in) investing activities	—	(158)	(210)	(368)

Cash flows from financing activities
Long-term borrowings	2,300	—	15	2,315
Repayments of long-term borrowings	(2,301)	—	(108)	(2,408)
Net change in short-term borrowings	21	(7)	97	111
Proceeds from issuances of common stock	26	—	—	26
Acquisitions of treasury stock	(136)	—	—	(136)
Common dividends	(54)	—	—	(54)
Intercompany	176	(254)	78	—
Other, net	(30)	—	(9)	(39)
Cash provided by (used in) financing activities	2	(261)	73	(185)

Effect of exchange rate changes on cash	(7)	—	17	10

Change in cash and cash equivalents	2	—	51	54
Cash and cash equivalents – beginning of period	2	—	189	191
Cash and cash equivalents – end of period	$4	$—	$240	$245

21. Subsequent Events

In early November, Egypt’s central bank elected to allow their currency, the Egyptian Pound, to float more freely in the market resulting in a devaluation of the Egyptian Pound from 8.9 to approximately 17 per U.S. Dollar, an approximate 90 percent devaluation. This devaluation has resulted in a reduction in the U.S. Dollar value of Egyptian Pound cash held by the company at this time of $95 million and a corresponding reduction in cumulative translation adjustment within the accumulated other comprehensive income component of equity based upon the current rate of approximately 17 per U.S. Dollar. Additionally, the devaluation will generate currency exchange losses of approximately $20 million in the company's income statement for the net non-Egyptian Pound denominated liabilities of the Company’s Egypt operations based on current liability balances and the 17 per U.S. Dollar exchange rate for the Egyptian Pound. The currency market for the Egyptian pound continues to be volatile and the actual impact that will be recorded in the company’s results for the year ended December 31, 2016 will change based on the movement in the exchange rate and changes in the ongoing business activities from the date of the devaluation through December 31, 2016.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we made progress on each of the levers as follows:

•

Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America and expanding specialty container production to meet current demand; leveraging plant floor systems in our beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple beverage and food and aerosol packaging facilities to gain business, customer and supplier efficiencies; and implementing cost-out and value-in initiatives across all of our businesses;

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

•

Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our global network, which now represent approximately 30 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers and wine producers who continue to use beverage containers to grow their business.

•

Broadening our geographic reach with new investments in a beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India, and the construction of a beverage container facility in Monterrey, Mexico, producing cans and ends; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, the introduction of a new two-piece, lightweight steel aerosol can, G3, technology in our Chestnut Hill, Tennessee, facility and the increased production of lightweight ReAl™ containers with 25 percent recycled aluminum content; and pursuing opportunities to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net sales	$2,815	$2,097	$6,600	$6,192
Net earnings (loss) attributable to Ball Corporation	—	45	210	226
Net earnings (loss) attributable to Ball Corporation as a % of consolidated net sales	—%	2%	3%	4%

Sales in the third quarter of 2016 were higher compared to the third quarter of 2015 primarily as a result of increased sales related to the acquired Rexam business, net of third quarter 2015 Ball sales included in the Divestment Business, of $824 million. The increase was partially offset by the pass through of lower metal input costs of $66 million. Net earnings in the third quarter of 2016 were lower than 2015 primarily due to $116 million of amortization of acquired Rexam intangibles and the step-up of inventory related to the acquired Rexam business, $69 million higher tax provisions due to less recognized tax benefits from uncertain tax positions and $42 million higher interest expense associated with the acquisition of Rexam. The lower net earnings impacts were partially offset by $73 million lower business consolidation and other activities attributable to the completion of the Rexam acquisition and sale of the Divestment Business and by higher operating earnings attributable to the acquired Rexam business.

Sales in the first nine months of 2016 were higher compared to the first nine months of 2015 primarily as a result of increased sales of $824 million related to the acquired Rexam business, net of Ball’s legacy sales included in the Divestment Business. The increase was partially offset by lower metal input costs of $274 million, lower volumes of $117 million, including aerospace, and lower net pricing in China. Other items significantly impacting revenue were improved beverage sales volumes from Ball’s legacy business. Net earnings in the first nine months of 2016 were lower than 2015 primarily due to $181 million higher business consolidation and other activities, $116 million of amortization for acquired Rexam intangibles and the step-up of inventory related to the acquired Rexam business and $74 million higher interest and debt refinancing and other costs associated with the Rexam acquisition and related financing transactions and the sale of the Divestment Business. These decreases were partially offset by the income tax benefit in 2016 of $239 million associated with the restructuring of Brazil legal entities and the transaction and derivative costs of the Rexam acquisition and sale of the Ball portion of the Divestment Business, and other business consolidation and other activities and debt refinancing and other costs and higher operating earnings attributable to the acquired Rexam business.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,338 million and $5,351 million in the third quarter and first nine months of 2016, respectively, compared to $1,690 million and $5,026 million for the same periods in 2015. These amounts represented 83 percent and 81 percent of consolidated net sales in the third quarter and first nine months of 2016, respectively, and 81 percent for the same periods in 2015. Cost of sales in the third quarter of 2016 included $83 million for the step-up of inventory related to the acquired Rexam business.

Depreciation and Amortization

Depreciation and amortization expense was $147 million and $299 million in the third quarter and first nine months of 2016, respectively, compared to $72 million and $212 million for the same periods in 2015. These amounts represented 5 percent of consolidated net sales in both the third quarter and first nine months of 2016 and 3 percent for the same periods in 2015.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $135 million and $348 million in the third quarter and first nine months of 2016 compared to $107 million and $340 million for the same periods in 2015. These amounts represented 5 percent of consolidated net sales in both the third quarter and first nine months of 2016, respectively, and 5 percent for the same periods in 2015. The increase in SG&A costs for the three months ended September 30, 2016, was primarily due to additional SG&A from the acquired Rexam business.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $79 million and $319 million in the third quarter and first nine months of 2016, respectively, compared to $152 million and $138 million, respectively, for the same periods in 2015. These amounts represented 3 percent and 5 percent of consolidated net sales in the third quarter and first nine months of 2016, respectively, and 7 percent and 2 percent for the same periods in 2015.

The year-over-year decrease in business consolidation and other activities for the third quarter of 2016 compared to 2015 was primarily due to a decrease of $92 million for Rexam acquisition related costs partially offset by $35 million of Rexam acquisition related compensation arrangements.

The year-over-year increase in business consolidation and other activities for the first nine months of 2016 compared to 2015 was primarily due to a transaction related costs of $205 million, foreign currency exchange losses of $174 million on foreign currency-denominated restricted cash and debt and $106 million in expense for compensation arrangements, all associated with the Rexam acquisition. The increase was partially offset by a gain of $328 million in connection with the sale of the Divestment Business.

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

Interest Expense

Total interest expense was $82 million and $267 million in the third quarter and first nine months of 2016, respectively, compared to $59 million and $193 million for the same periods in 2015. Interest expense, excluding the effect of debt extinguishment costs and derivative activities, as a percentage of average monthly borrowings was 3.8 percent and 4.2 percent, respectively, for the third quarter and first nine months of 2016 compared to 4.8 percent and 4.3 percent for the three and nine months ended September 30, 2015, respectively.

Debt refinancing and other costs were $2 million for the three months ended September 30, 2016, compared to $21 million for the same period in 2015. The third quarter of 2015 included fair value charges of $15 million on derivative instruments designed to mitigate risk of interest rate changes with debt issuances and $6 million for amortization of deferred financing fees for the Bridge Facility.

Debt refinancing and other costs were $108 million for the nine months ended September 30, 2016, compared to $86 million for the same period in 2015 and consisted of charges to fund a portion of the cash component of the Rexam acquisition purchase price. The first nine months of 2016 included (1) interest expense of $49 million on the 3.5 percent and 4.375 percent senior notes issued in December 2015, (2) fair value changes of $20 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, and (3) Amortization of deferred financing fees of $7 million for the Bridge Facility and (4) and $30 million of interest on Term A U.S. dollar and Term A euro dollar loans associated with the credit facility. The first nine months of 2015 included (1) $58 million for the redemption of the 6.75 percent and 5.75 percent senior notes in the first quarter, which were due September 2020 and May 2021, respectively, and the refinance of senior credit facilities, (2) fair value charges of $10 million on derivative instruments designed to mitigate risk of interest rate changes with debt issuances, and (3) amortization of deferred financing fees of $13 million for the bridge facility. See Notes 5 and 12 in Item 1 of this quarterly report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Taxes

In the third quarter and the first nine months of 2016, a significant amount of business consolidation and other activities and deferred financing and other debt related costs were incurred, primarily in the U.S. The significance of these costs greatly impacts the company's effective tax rate as the tax impacts are primarily recorded at the relatively higher U.S. tax rates. In addition, the decrease in earnings before taxes resulting from these costs increases the impact on the company's effective tax rate of permanent items and the foreign tax rate differential. This creates a significant variance in the U.S. GAAP effective tax rates for the third quarter and the first nine months of 2016, as compared to the same periods in 2015.

The company's U.S. GAAP effective tax rate was 112 percent and negative 1,194 percent in the third quarter and first nine months of 2016, respectively, compared to negative 182 percent and 17 percent for the same periods in 2015. The full-year 2016 effective tax rate is expected to be approximately negative 50 percent, which equates to an effective tax rate of approximately 28 percent before consideration of the impacts of the business consolidation and other activities, deferred financing and other debt related costs discussed above and the significant items discussed below.

For the third quarter and first nine months of 2016, the effective tax rate increased 38 percent and 81 percent, respectively, as compared to the same periods in 2015 as significant discrete tax benefits recorded in 2015 associated with changes in estimates from the filing of the company’s prior year U.S. federal income tax return and the recognition of benefits resulting from the release of uncertain tax positions due to the lapse of statute of limitations did not recur at the same levels in 2016.

Also, in the third quarter and first nine months of 2016, the effective tax rate increased 28 percent and 60 percent, respectively, as it was determined that the post-acquisition taxable income in the U.K. will not be sufficient to allow for the recording of a tax benefit with respect to the interest expense on the Rexam acquisition indebtedness.

Additionally, in the third quarter and first nine months of 2016, the effective tax rate increased 22 percent and 47 percent, respectively, as compared to the same periods in 2015 as local foreign currency losses which reduced the effective tax rate in Brazil for 2015 did not recur in 2016.

In the second quarter of 2016, a number of legal entities in Brazil were restructured resulting in a tax benefit from an increase in the local tax value of various assets. The impact on the effective tax rate was a reduction of 903 percent in the first nine months of 2016.

The company completed the acquisition of Rexam and the divestiture of certain assets and liabilities of the combined business on June 30, 2016. Gains on the Ball portion of the non-U.S. divestitures were either exempt from tax or subject to tax at rates lower than the U.S. tax rates. The impact on the effective tax rate was a reduction of 1,254 percent in the first nine months of 2016.

The items above were partially offset by a variety of factors with the most significant being non-deductible transaction costs associated with the completion of the Rexam acquisition in the second quarter, which resulted in the recording of an estimate of the non-deductible portion of the transaction costs incurred. The impact on the effective tax rate was an increase of 362 percent in the first nine months of 2016.

On October 13, 2016, final and temporary regulations (T.D. 9790) under Section 385 of the U.S. Internal Revenue Code were issued by the U.S. Department of the Treasury and the IRS. These regulations address the treatment of certain related party indebtedness as equity for U.S. federal income tax purposes. The company is currently reviewing these regulations but does not anticipate a significant impact on the company’s effective tax rate.

RESULTS OF BUSINESS SEGMENTS

Acquisition of Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a United Kingdom-based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total consideration of $2.3 billion). Additionally, the company recorded $24 million of consideration for stock-based compensation (see Note 15). The common shares were valued using the price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016, using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016 (discussed further in the long-term debt section below).

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to divest the Divestment Business.

Segment Results

During the third quarter of 2016, Ball made certain segment realignments as a result of the Rexam acquisition and sale of Ball’s existing beverage packaging businesses and select beverage can assets of Rexam (the Divestment Business) to align with how Ball now manages its businesses. Ball has retrospectively adjusted prior period amounts to conform to the current segment presentation. Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the five reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net sales	$1,076	$818	$2,653	$2,466

Comparable operating earnings	$145	$109	$356	$316
Business consolidation and other activities (a)	(6)	(20)	(12)	(21)
Amortization of acquired Rexam intangibles	(6)	—	(6)	—
Cost of Sales associated with Rexam inventory step-up	(10)	—	(10)	—
Total segment earnings	$123	$89	$328	$295
Comparable operating earnings as a % of segment net sales	13%	13%	13%	13%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, North and Central Americas, segment consists of operations located in the U.S., Canada, and Mexico which manufacture aluminum containers used in beverage packaging. During the first quarter of 2016, our beverage can and end manufacturing facility in Monterrey, Mexico, began production.

Segment sales in the third quarter and first nine months of 2016 were $258 million and $187 million higher compared to the same periods in 2015, respectively. The increase in the third quarter of 2016 was primarily due to $284 million from the acquired Rexam business and $30 million from the legacy business, partially offset by lower metal input prices of $32 million. The increase for the first nine months of 2016 was primarily due to the increase in sales volumes of $284 million from the acquired Rexam business and $100 million from the legacy business partially offset by lower metal input prices of $157 million. We cannot predict whether lower metal input prices and increases in beverage can sales volumes will continue in the future.

Comparable operating earnings in the third quarter and first nine months of 2016 were $36 million and $40 million higher compared to the same periods in 2015. Higher earnings in the third quarter and first nine months of 2016 were due to earnings from the acquired Rexam business of $26 million and $10 million from the legacy business from increased sales volumes, improved manufacturing performance and improved mix of can sales.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net sales	$318	$134	$577	$407

Comparable operating earnings	$60	$14	$100	$43
Business consolidation and other activities (a)	(6)	—	(15)	—
Amortization of acquired Rexam intangibles	(9)	—	(9)	—
Cost of Sales associated with Rexam inventory step-up	(20)	—	(20)	—
Total segment earnings	$25	$14	$56	$43
Comparable operating earnings as a % of segment net sales	19%	10%	17%	11%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina, and Chile which manufacture aluminum containers used in beverage packaging.

Segment sales in the third quarter and first nine months of 2016 were $184 million and $170 million higher compared to the same periods in 2015, respectively. The increase in the third quarter and first nine months of 2016 was related to sales volumes acquired from Rexam, which comprised the vast majority of the sales volumes in the third quarter of 2016 as compared to the third quarter and nine months of 2015 which were comprised of the company’s legacy Brazil business, a portion of which was sold with the Divestment Business.

Comparable operating earnings in the third quarter and first nine months of 2016 were $46 million and $57 million higher compared to the same periods in 2015. Higher earnings in the third quarter and first nine months of 2016 were due to earnings from the acquired Rexam business, which comprised the vast majority of the earnings in the third quarter of 2016 as compared to the third quarter and nine months of 2015 which were comprised of the company’s legacy Brazil business, a portion of which was sold with the Divestment Business.

Beverage Packaging, Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net sales	$687	$450	$1,522	$1,310

Comparable operating earnings	$72	$61	$184	$150
Business consolidation and other activities (a)	(10)	(2)	(19)	(9)
Amortization of acquired Rexam intangibles	(15)	—	(15)	—
Cost of Sales associated with Rexam inventory step-up	(46)	—	(46)	—
Total segment earnings	$1	$59	$104	$141
Comparable operating earnings as a % of segment net sales	10%	14%	12%	11%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia.

Segment sales in the third quarter and first nine months of 2016 were $237 million and $212 million higher compared to the same periods in 2015. The increase in the third quarter of 2016 was related to sales volumes acquired from Rexam, which comprised the vast majority of the third quarter 2016 sales and volumes as compared to the third quarter and nine months of 2015 which were comprised of the company’s legacy European business, the vast majority of which was sold with the Divestment Business.

Comparable operating earnings in the third quarter and first nine months of 2016 were $11 million and $34 million higher compared to the same periods in 2015. The increase for the third quarter and first nine months of 2016 was related to the earnings from the acquired Rexam business, which comprised the vast majority of the third quarter 2016 earnings as compared to the third quarter and nine months of 2015 which were comprised of the company’s legacy European business, the vast majority of which was sold with the Divestment Business.

Food and Aerosol Packaging

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net sales	$329	$372	$911	$1,012

Comparable operating earnings	$31	$31	$84	$89
Business consolidation and other activities (a)	(4)	—	(21)	(1)
Total segment earnings	$27	$31	$63	$88
Comparable operating earnings as a % of segment net sales	9%	8%	9%	9%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food, aerosol, paint, and general line containers, as well as aluminum aerosol containers and aluminum slugs.

In February 2015, we completed the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio; further details are available in Note 4 to the unaudited condensed consolidated financial statements included within Item 1 of this report.

Segment sales in the third quarter and first nine months of 2016 were $43 million and $101 million lower compared to the same periods in 2015, primarily as a result of lower food can sales volumes of $26 million and $50 million, respectively, and lower metal input prices of $13 million and $32 million, respectively. It is uncertain whether the decline in food can sales volumes will continue.

Comparable operating earnings in the third quarter and first nine months of 2016 were flat and $5 million lower compared to the same periods in 2015 due to a number of individually immaterial items.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net sales	$204	$204	$577	$648

Comparable operating earnings	$24	$21	$61	$61
Business consolidation and other activities (a)	—	—	—	1
Total segment earnings	$24	$21	$61	$62
Comparable operating earnings as a % of segment net sales	12%	10%	11%	9%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the third quarter and first nine months of 2016 were flat and decreased by $71 million, respectively, compared to the same periods in 2015 and comparable operating earnings increased by $3 million and were flat, respectively. The decrease in sales was primarily the result of three U.S. government contracts that were nearing completion during the first nine months of 2016. Revenues for these three programs were $106 million lower for the first nine months of 2016 as compared to the first nine month of 2015. The sales decreases for these programs were partially offset by smaller sales increases for other programs.

The aerospace sales contract mix in the first nine months of 2016 consisted of 54 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 41 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1.4 billion at September 30, 2016, compared to $617 million at December 31, 2015. The backlog at September 30, 2016, consisted of 69 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Management Performance Measures

Management internally uses various measures to evaluate company performance such as return on average invested capital (net operating earnings (loss) after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings (loss) after tax less a capital charge on average invested capital employed); Comparable operating earnings; earnings (loss) before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings (loss) per share. We believe this information is also useful to investors as it provides insight into the earnings criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs, gains or losses on acquisitions and dispositions and certain non-cash income and expense items.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015

Net earnings attributable to Ball Corporation	$—	$45	$210	$226
Add: net earnings attributable to noncontrolling interests	(3)	5	3	12
Net earnings	3	50	213	238
Less: Equity in results of affiliates, net of tax	(7)	(2)	(6)	(3)
Add: Tax provision (benefit)	38	(31)	(191)	48
Earnings before taxes, as reported	34	17	16	283
Add: Total interest expense	82	59	267	193
Earnings before interest and taxes	116	76	283	476
Add: Business consolidation and other activities	79	152	319	138
Add: Amortization of acquired Rexam intangibles	33	—	33	—
Add: Cost of sales associated with Rexam inventory step-up	83	—	83	—
Comparable operating earnings	$311	$228	$718	$614

Our calculation of comparable net earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2016	2015	2016	2015

Net earnings attributable to Ball Corporation	$—	$45	$210	$226
Add: Business consolidation and other activities	79	152	319	138
Add: Amortization of acquired Rexam intangibles	33	—	33	—
Add: Cost of sales associated with Rexam inventory step-up	83	—	83	—
Add: Debt refinancing and other costs	2	21	108	86
Less: Tax effect on above items	(26)	(63)	(346)	(73)
Comparable net earnings	$171	$155	$407	$377

Per diluted share, as reported	$—	$0.32	$1.35	$1.60
Per diluted share, comparable basis	$0.96	$1.10	$2.61	$2.67

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

The following summarizes our cash flows:

	Nine Months Ended September 30,
($ in millions)	2016	2015

Cash flows provided by (used in) operating activities	$(433)	$597
Cash flows provided by (used in) investing activities	$880	$(368)
Cash flows provided by (used in) financing activities	$43	$(185)

Cash flows from operations in the first nine months of 2016 were lower compared to the first nine months of 2015 due to increased operating cash outflows in the first nine months of 2016 from working capital associated with additional working capital requirements of the acquired Rexam businesses of approximately $300 million; payments of professional fees and employee costs related to the acquisition of Rexam and sale of the Divestment Business of approximately $315 million; $246 million of additional pension funding, including $171 million related to the acquired Rexam U.K. defined benefit plan; $90 million of payments to settle derivatives associated with the acquired Rexam business; and $50 million of additional interest payments associated with the financing of the Rexam acquisition. Inventory days on hand increased from 46 days to 57 days, days sales outstanding increased from 43 days to 48 days and days payable outstanding decreased from 76 days to 75 days. The net unfavorable change in days outstanding is primarily attributable to the working capital positions of the acquired Rexam operations as compared to the legacy Ball operations included in the Divestment Business.

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $679 million at September 30, 2016. A total of $465 million and $479 million were sold under these programs as of September 30, 2016, and December 31, 2015, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German plans, were $246 million in the first nine months of 2016 and insignificant in the first nine months of 2015, and are expected to be in the range of $250 million for the full year of 2016. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the contributions during the first nine months of 2016, were contributions to acquired Rexam defined benefit pension plans including a U.K. escrow payment of $171 million. Payments to participants in the unfunded plans were $18 million in the first nine months of 2016 and are expected to be in the range of $25 million for the full year of 2016.

Ball acquired 11 pension plans and 2 retiree medical plans in the Rexam acquisition, and divested plans in certain foreign countries. Rexam agreed to establish and fund an escrow cash account in the amount of $171 million on behalf of the acquired Rexam U.K. pension plan which was contributed to the U.K. pension plan in July, 2016. We expect 2016 capital expenditures for property, plant and equipment to be in the range of $500 million, and approximately $145 million was contractually committed as of June 30, 2016. Capital expenditures are expected to be funded by cash flows from operations.

As of September 30, 2016, approximately $588 million of our cash was held outside of the U.S. There are no material legal or other economic restrictions regarding the repatriation of cash from any countries outside the U.S. where we have cash, other than the current unavailability to convert Egyptian pounds to other currencies for repatriation of approximately $193 million. The company believes its U.S. operating cash flows; the $1.2 billion available under the company’s long-term, revolving credit facility; the $205 million available under other U.S.-based uncommitted short-term credit facilities and availability under U.S.-based committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds are needed for our U.S. cash requirements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Share Repurchases

Our share repurchases, net of issuances, totaled $60 million in the first nine months of 2016 and $110 million in the first nine months of 2015. Share repurchases are completed using cash on hand and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $8.1 billion at September 30, 2016, was higher than the amount outstanding at December 31, 2015, of $5.1 billion.

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

At September 30, 2016, taking into account outstanding letters of credit, approximately $1.2 billion was available under the company’s long-term, revolving credit facility. In addition to this facility, the company had approximately $502 million of short-term uncommitted credit facilities available at September 30, 2016, of which $294 million was outstanding and due on demand.

While ongoing financial and economic conditions raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

The U.S. note agreements, bank credit agreement, and bridge loan agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 5.5, which changes to 5.0 on December 31, 2016, and to 4.0 and December 31, 2017. The company was in compliance with all loan agreements and debt covenants at September 30, 2016, and December 31, 2015, and has met all debt payment obligations. As of September 30, 2016, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities, the short-term uncommitted credit facilities and the unsecured, committed bridge loan agreement, are available without violating our existing debt covenants. Additional details about our debt and receivables sales agreements are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the closing date of the acquisition. In June 2016, the company terminated the collar and option contracts with notional amounts that totaled approximately £1.4 billion ($1.8 billion). In connection with the December 2015 issuance of $1 billion senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of the company. The cross-currency swaps with a notional amount of $1 billion were terminated on June 30, 2016. These contracts were not designated as hedges for accounting purposes, and therefore, changes in the fair value of these contracts were recorded in the unaudited condensed consolidated statements of earnings in business consolidation and other activities.

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with debt issuances in connection with the acquisition of Rexam. In the second quarter of 2016, the company terminated interest rate swaps and interest rate option contracts. None of these contracts were designated as hedges; therefore, changes in the fair value of these interest rate swap and option contracts have been recorded in the unaudited condensed consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

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

In early November, Egypt’s central bank elected to allow their currency, the Egyptian Pound, to float more freely in the market resulting in a devaluation of the Egyptian Pound from 8.9 to approximately 17 per U.S. Dollar, an approximate 90 percent devaluation. This devaluation has resulted in a reduction in the U.S. Dollar value of Egyptian Pound cash held by the company at this time of $95 million and a corresponding reduction in cumulative translation adjustment within the accumulated other comprehensive income component of equity based upon the current rate of approximately 17 per U.S. Dollar. Additionally, the devaluation will generate currency exchange losses of approximately $20 million in the company's income statement for the net non-Egyptian Pound denominated liabilities of the Company’s Egypt operations based on current liability balances and the 17 per U.S. Dollar exchange rate for the Egyptian Pound. The currency market for the Egyptian pound continues to be volatile and the actual impact that will be recorded in the company’s results for the year ended December 31, 2016 will change based on the movement in the exchange rate and changes in the ongoing business activities from the date of the devaluation through December 31, 2016.

Item 4.   CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer participated in management’s evaluation of our disclosure controls and procedures, as defined by the Securities and Exchange Commission (SEC), as of the end of the period covered by this report and concluded that our controls and procedures were effective. There were no material changes to internal controls during the company’s first nine months of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

The company has made or implied certain forward-looking statements in this report which are made as of the end of the time frame covered by this report. Words such as “expects,” “anticipates,” “estimates,” “believes,” “targets,” “likely,” “foresee” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical facts. Such statements are based upon the current expectations and views of future events and developments of the management of the company and are subject to risks and uncertainties, some of which are outside the company’s control, which could cause actual results or event to differ materially from those expressed or implied. From time to time we also provide oral or written forward-looking statements in other materials we release to the public. As time passes, the relevance and accuracy of forward-looking statements may change. You should therefore not place undue reliance upon these forward-looking statements, and any forward-looking statements should be read in conjunction with, and are qualified in their entirety by, the cautionary statements referenced and listed below. Except as required by law, the company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise. There are important factors, risks and uncertainties that could cause actual outcomes and results to be materially different, including, among others, those summarized in our filings with the SEC, including in any “Risk Factors” section of such filings and in Exhibit 99 of our most recent Form 10-K, which are available on our website and at www.sec.gov. Additional factors that might affect a) our packaging segments include product demand fluctuations; availability/cost of raw materials; competitive packaging, pricing and substitution; changes in climate and weather; crop yields; competitive activity; failure to achieve productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation; power and supply chain influence; changes in major customer or supplier contracts or loss of a major customer or supplier; political instability and sanctions; currency controls; and changes in foreign exchange or tax rates; b) our aerospace segment include funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) the company as a whole include those listed plus: changes in senior management; regulatory action or issues including those related to tax, environmental, health and workplace safety and U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company’s defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies and actions, both in the U.S. and in other countries; reduced cash flow; ability to achieve cost-out initiatives and synergies; and successful or unsuccessful acquisitions, divestitures, joint ventures or strategic realignments (including, the recently completed acquisition of Rexam PLC and disposition transaction with Ardagh Group S.A.) including with respect to our ability to successfully integrate acquired businesses and achieve anticipated synergies and our ability to successfully expand in international and emerging markets; and the effect of acquisitions, divestitures, joint ventures or strategic realignments on our business relationships, operating results and business generally.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended September 30, 2016, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s annual report on Form 10-K (annual report).

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended September 30, 2016.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 30, 2016	—	$—	—	10,481,142
August 1 to August 31, 2016	—	—	—	10,481,142
September 1 to September 30, 2016	—	—	—	10,481,142
Total	—	—	—

(a)	Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities.
(b)	The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended September 30, 2016.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the quarter ended September 30, 2016.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 8, 2016

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Filed herewith.)

EX-101