Form 10-K
period 2016-12-31
BALL Corp
filed 2017-03-02
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $12.6 billion based upon the closing market price and common shares outstanding as of June 30, 2016.

Number of shares and rights outstanding as of the latest practicable date.

Class	Outstanding at February 20, 2017

Common Stock, without par value	175,057,681 shares

DOCUMENTS INCORPORATED BY REFERENCE

1.Proxy statement to be filed with the Commission within 120 days after December 31, 2016, to the extent indicated in Part III.

Ball Corporation

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2016

PART I

Item 1. Business

Ball Corporation and its consolidated subsidiaries (collectively, Ball, the company, we or our) is one of the world’s leading suppliers of metal packaging to the beverage, food, personal care and household products industries. The company was organized in 1880 and incorporated in the state of Indiana, United States of America (U.S.), in 1922. Our packaging products are produced for a variety of end uses and are manufactured in facilities around the world. We also provide aerospace and other technologies and services to governmental and commercial customers within our aerospace segment. In 2016, our total consolidated net sales were $9 billion. Our packaging businesses were responsible for 91 percent of our net sales, with the remaining 9 percent contributed by our aerospace business.

Our largest product line is aluminum and steel beverage containers. We also produce steel food, aerosol, paint and general line containers, extruded aluminum aerosol containers and aluminum slugs.

We sell our packaging products mainly to large multinational beverage, food, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North, Central and South America, Europe, Asia, the Middle East and Africa, as do our equity joint ventures in the U.S., Guatemala, Panama, South Korea and Vietnam. Our significant customers include: The Coca-Cola Company and its affiliated bottlers, Anheuser-Busch InBev n.v./s.a., MolsonCoors Brewing Company and Unilever N.V.

Our aerospace business is a leader in the design, development and manufacture of innovative aerospace systems for civil, commercial and national cyber security aerospace markets. It produces spacecraft, instruments and sensors, radio frequency systems and components, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep space missions.

We are headquartered in Broomfield, Colorado, and our stock is listed for trading on the New York Stock Exchange under the ticker symbol BLL.

Recent Developments

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam PLC (Rexam), a United Kingdom (U.K.) based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total share consideration of $2.3 billion). The common shares were valued using the market price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016.

In order to satisfy certain regulatory requirements, the company was required to sell a portion of Ball’s existing beverage packaging businesses and select beverage can assets of Rexam (the Divestment Business). The sale of the Divestment Business to Ardagh Group S.A. (Ardagh), was completed concurrently with the Rexam acquisition on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. A pre tax gain of $344 million was recorded in 2016 in connection with the sale.

Our Strategy

Our overall business strategy is defined by our Drive for 10 vision, which at its highest level, is a mindset around perfection, with a greater sense of urgency around our future success. Launched in 2011, our Drive for 10 vision encompasses five strategic levers that are key to growing our businesses and achieving long-term success. These five levers are:

•	Maximizing value in our existing businesses
•	Expanding into new products and capabilities
•	Aligning ourselves with the right customers and markets
•	Broadening our geographic reach and

•	Leveraging our know-how and technological expertise to provide a competitive advantage

We also maintain a clear and disciplined financial strategy focused on improving shareholder returns through:

•	Seeking to deliver comparable diluted earnings per share growth of 10 percent to 15 percent per annum over the long-term
•	Maximizing free cash flow generation
•	Increasing Economic Value Added (EVA®) dollars

The cash generated by our businesses is used primarily: (1) to finance the company’s operations, (2) to fund strategic capital investments, (3) to service the company’s debt and (4) to return value to our shareholders via stock buy-backs and dividend payments. We will, when we believe it will benefit the company and our shareholders, make strategic acquisitions, enter into joint ventures or divest parts of our company. The compensation of many of our employees is tied directly to the company’s performance through our EVA®-based incentive programs.

Our Reportable Segments

Ball Corporation reports its financial performance in five reportable segments: (1) beverage packaging, North and Central America; (2) beverage packaging, South America; (3) beverage packaging, Europe; (4) food and aerosol packaging; and (5) aerospace. Ball also has investments in the U.S., Guatemala, Panama, South Korea and Vietnam that are accounted for using the equity method of accounting and, accordingly, those results are not included in segment sales or earnings. Financial information related to each of our segments is included in Note 3 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K (annual report).

Beverage Packaging, North and Central America, Segment

Beverage packaging, North and Central America is Ball’s largest segment, accounting for 40 percent of consolidated net sales in 2016. Metal beverage containers are primarily sold under multi-year supply contracts to fillers of carbonated soft drinks, beer, energy drinks and other beverages.

Metal beverage containers and ends are produced at 20 manufacturing facilities in the U.S., one in Canada and two in Mexico. Ends are produced within three of the U.S. facilities, including one facility that only manufactures ends, and one facility in Mexico. Additionally, Rocky Mountain Metal Container, LLC, a joint venture owned 50 percent by Ball and a wholly owned subsidiary of Molson Coors Brewing Company, operates beverage container and end manufacturing facilities in Golden, Colorado.

The North American beverage container manufacturing industry is relatively mature. Where growth or contractions are projected in certain markets or for certain products, Ball undertakes selected capacity increases or decreases primarily in its existing facilities to meet market demand. A meaningful portion of the industry-wide reduction in demand for standard 12-ounce aluminum cans for the carbonated soft drink market is being offset with growing demand for specialty container volumes from new and existing customers and consumer demand. In April 2016, we began production at our newly constructed beverage can and end manufacturing facility in Monterrey, Mexico, to supply local Mexican brewers.

According to publicly available information and company estimates, the North America, beverage container industry represents approximately 107 billion units. Five companies manufacture substantially all of the metal beverage containers in the U.S., Canada and Mexico. Three of these producers and one other independent producer also manufacture metal beverage containers in Mexico. Ball produced approximately 40 billion recyclable aluminum beverage containers in North America from the Ball legacy business in the first six months and combined businesses post divestment in the last six months of 2016, which represented approximately 37 percent of the aggregate production in these countries. Sales volumes of metal beverage containers in North America tend to be highest during the period from April through September. All of the beverage containers produced by Ball in the U.S., Canada and Mexico are made of aluminum, as are almost all beverage containers produced by our competitors in those countries. In North and Central America, five suppliers provide virtually all our aluminum can and end sheet requirements.

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

We believe we have limited our exposure to changes in the cost of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum price changes, as well as through the use of derivative instruments.

In order to better align our manufacturing footprint to meet the needs of our customers, the company announced in July 2015 the closure of its Bristol, Virginia, beverage end-making facility. The Bristol facility, which ceased production in the second quarter of 2016, produced beverage ends in a variety of sizes and its capacity was transitioned to existing North American Ball end-making facilities. Also, in December 2016, the company announced the closure of its Reidsville, North Carolina, beverage packaging plant in the middle of 2017. The Reidsville facility produces beverage cans in a variety of sizes and its customers will be supplied by the company’s other U.S. facilities.

Beverage Packaging, South America, Segment

The beverage packaging, South America, segment, accounted for 11 percent of Ball’s consolidated net sales in 2016. Our operations consist of 14 facilities, 12 in Brazil and one each in Argentina and Chile. For the countries where we operate, the South American beverage container market is approximately 25 billion containers, and we are the largest producer in this region with an estimated 60 percent of South American shipments. Three companies currently manufacture substantially all of the metal beverage containers in Brazil.

The company’s South American beverage facilities produced approximately 10 billion beverage containers in 2016, all of which were produced from aluminum and represent six months of legacy operations and six months of post-acquisition shipments. Sales volumes of beverage containers in South America tend to be highest during the period from September through December.

We believe we have limited our exposure to changes in the costs of aluminum ingot as a result of the inclusion of provisions in most metal beverage container sales contracts to pass through aluminum ingot price changes, as well as through the use of derivative instruments.

Beverage Packaging, Europe, Segment

The beverage packaging, Europe, segment, which accounted for 21 percent of Ball’s consolidated net sales in 2016, supplies two-piece metal beverage containers and ends for producers of carbonated soft drinks, beer, energy drinks and other beverages. Our European operations consist of 21 facilities throughout Europe with 16 beverage container facilities and five beverage end facilities. The European beverage container market is approximately 66 billion containers, including Russia, and we are the largest producer with an estimated 34 percent of European shipments. The European market is highly regional in terms of sales growth rates and packaging mix. Four companies manufacture substantially all of the metal beverage containers in Europe. The European beverage facilities produced 22 billion beverage containers in 2016, the vast majority of which were produced from aluminum.

Sales volumes of metal beverage containers in Europe tend to be highest during the period from May through August with a smaller increase in demand leading up to the winter holiday season in the U.K. offset by much lower demand in Russia. Much like other parts of the world, the metal beverage container competes aggressively with other packaging materials used by the European beer and carbonated soft drink industries. The glass bottle is heavily utilized in the packaged beer industry, while the PET container is utilized in the carbonated soft drink, beer, juice and water industries.

European raw material supply contracts generally have longer term agreements. In Europe, three aluminum suppliers and two steel suppliers provide almost all of our requirements. Aluminum is traded primarily in U.S. dollars, while the functional currencies of the European operations are various other currencies. The company minimizes its exchange rate risk using derivative and supply contracts in local currencies. Purchase and sales contracts generally include fixed-price, floating or pass-through aluminum ingot component pricing arrangements.

In order to support strong growth for beverage cans in the Iberian Peninsula, the company is constructing a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with the majority of the new capacity secured under a long-term customer contract. The facility is expected to be fully operational in 2018 and will produce multiple can sizes.

Food and Aerosol Packaging Segment

The food and aerosol packaging segment accounted for 13 percent of consolidated net sales in 2016. Ball produces two-piece and three-piece steel food containers and ends for packaging vegetables, fruit, soups, meat, seafood, nutritional products, pet food and other products. The segment also manufactures and sells aerosol, paint and general line containers, as well as extruded aluminum aerosol containers and aluminum slugs. There are 12 facilities in the U.S., four in Europe, two in Argentina, one in Canada, one in Mexico and one in India that manufacture these products.

We estimate our steel aerosol business accounts for 35 percent of total annual U.S. and Canadian steel aerosol shipments. In the U.S. and Canada, we are the leading supplier of aluminum slugs used in the production of extruded aluminum aerosol containers and estimate our percentage of the total industry shipments to be 92 percent. We estimate our extruded aluminum aerosol business accounts for 19 percent of total annual U.S. and Canadian extruded aluminum aerosol shipments. Ball’s European aluminum aerosol shipments represented 21 percent of total European industry shipments in 2016. Sales volumes of metal food containers in North America tend to be highest from May through October as a result of seasonal fruit, vegetable and salmon packs. We estimate our 2016 shipments of 3 billion steel food containers to be 11 percent of total U.S. and Canadian metal food container shipments.

Cost containment and maximizing asset utilization are crucial to maintaining profitability in the metal food and aerosol container manufacturing industries and Ball is focused on doing so. During the first quarter of 2016, the company announced the closure of its food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which will cease production in early 2017, and its production capacity will be consolidated into other Ball facilities in the U.S. In October 2016, the company sold its specialty tin manufacturing facility in Baltimore, Maryland.

Competition in the U.S. steel aerosol container market primarily includes three other national suppliers. Competitors in the metal food container industry include three national and a small number of regional suppliers and self-manufacturers. Several producers in Mexico also manufacture steel food containers. Steel containers also compete with other packaging materials in the food and aerosol products industry including glass, aluminum, plastic, paper and pouches. As a result, profitability for this product line is dependent on price, cost reduction, service and quality. In North America, two steel suppliers provide approximately 50 percent of our tinplate steel. We believe we have limited our exposure related to changes in the costs of steel tinplate and aluminum as a result of the inclusion of provisions in many sales contracts to pass through steel and aluminum cost changes and the existence of certain other steel container sales contracts that incorporate annually negotiated metal costs. We also mitigate aluminum cost changes through our self-supply of aluminum slugs.

Aerospace Segment

Ball’s aerospace segment, which accounted for 9 percent of consolidated net sales in 2016, includes national defense hardware, antenna and video tactical solutions, civil and operational space hardware and systems engineering services. The segment develops spacecraft, sensors and instruments, radio frequency systems and other advanced technologies for the civil, commercial and national security aerospace markets. The majority of the aerospace business involves work under contracts, generally from one to five years in duration, as a prime contractor or subcontractor for the U.S. Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and other U.S. government agencies. The company competes against both large and small prime contractors and subcontractors for these contracts. Contracts funded by the various agencies of the federal government represented 97 percent of segment sales in 2016.

Intense competition and long operating cycles are key characteristics of both the company’s business and the aerospace and defense industry. It is common in the aerospace and defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to a competitor, become a subcontractor for the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts, or vice versa.

Geopolitical events and shifting executive and legislative branch priorities have resulted in an increase in opportunities over the past decade in areas matching our aerospace segment’s core capabilities in space hardware. The businesses include hardware, software and services sold primarily to U.S. customers, with emphasis on space science and exploration, environmental and earth sciences, and defense and intelligence applications. Major activities frequently involve the design, manufacture and testing of satellites, remote sensors and ground station control hardware and software, as well as related services such as launch vehicle integration and satellite operations.

Other hardware activities include target identification, warning and attitude control systems and components; cryogenic systems for reactant storage, and associated sensor cooling devices; star trackers, which are general-purpose stellar attitude sensors; and fast-steering mirrors. Additionally, the aerospace segment provides diversified technical services and products to government agencies, prime contractors and commercial organizations for a broad range of information warfare, electronic warfare, avionics, intelligence, training and space system needs.

Contracted backlog in the aerospace segment was $1.4 billion and $617 million at December 31, 2016 and 2015, respectively, and consisted of the aggregate contract value of firm orders, excluding amounts previously recognized as revenue. The 2016 contracted backlog includes $779 million expected to be recognized in revenues during 2017, with the remainder expected to be recognized in revenues in the years thereafter. Unfunded amounts included in backlog for certain firm government orders, which are subject to annual funding, were $846 million and $274 million at December 31, 2016 and 2015, respectively. Year-over-year comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards. Uncertainties in the federal government budgeting process could delay the funding, or even result in cancellation of certain programs currently in our reported backlog.

Other

Other consists of non-reportable segments in Asia Pacific and Africa, the Middle East and Asia (AMEA) that manufacture and sell metal beverage containers.

Asia Pacific

The metal beverage container market in the People’s Republic of China (PRC) is 39 billion containers, of which Ball’s operations represented an estimated 16 percent in 2016. Our percentage of the industry makes us one of the largest manufacturers of metal beverage containers in the PRC. We, along with five other manufacturers, account for 68 percent of the production. Our operations include the manufacture of aluminum containers and ends in four facilities in the PRC. Our aluminum can and end sheet requirements are provided by several suppliers.

In May 2014, we announced the expansion of our Asian operations with the construction of a new one-line beverage can manufacturing facility in Myanmar, which began production in the second quarter of 2016. Additionally, Ball operates an equity joint venture in Vietnam with Thai Beverage Can Limited, which manufactures two-piece aluminum cans and ends for beverages.

AMEA

As part of the Rexam acquisition, we added metal beverage container operations in a new region, AMEA, which consists of four aluminum container and end manufacturing facilities–one each in Egypt, India, Saudi Arabia and Turkey. The manufacturing facility in Saudi Arabia, Rexam United Arab Can Manufacturing Limited, is a joint venture 51 percent owned by Ball and consolidated in our results. The beverage can container market in these countries produced 26 billion cans in 2016, and we are one of four major producers in this region with 19 percent of shipments. Additionally, Ball operates an equity joint venture with multiple facilities in South Korea.

In 2015, Rexam announced the establishment of a second metal beverage container facility in Sri City, India, near Chennai. We expect the facility to be fully operational in 2017.

Patents

In the opinion of the company’s management, none of our active patents or groups of patents is material to the successful operation of our business as a whole. We manage our intellectual property portfolio to obtain the durations necessary to achieve our business objectives.

Research and Development

Research and development (R&D) efforts in our packaging segments are primarily directed toward packaging innovation, specifically the development of new features, sizes, shapes and types of containers, as well as new uses for existing containers. Other additional R&D efforts in these segments seek to improve manufacturing efficiencies and the overall sustainability of our products. Our packaging R&D activities are primarily conducted in a technical center located in Westminster, Colorado.

In our aerospace business, we continue to focus our R&D activities on the design, development and manufacture of innovative aerospace products and systems. This includes the production of spacecraft, instruments and sensors, radio frequency and system components, data exploitation solutions and a variety of advanced aerospace technologies and products that enable deep-space missions. Our aerospace R&D activities are conducted at various locations in the U.S.

Additional information regarding company R&D activity is contained in Note 1 to the consolidated financial statements within Item 8 of this annual report, as well as in Item 2, “Properties.”

Sustainability

Sustainability is a key part of maximizing value at Ball. In our global operations, we focus our sustainability efforts on employee safety, energy, water, waste and air emissions. In addition to operational excellence, we identified product stewardship, talent management and community ambassadors as priorities for our corporate sustainability efforts. Information about our corporate sustainability management, goals and performance data are available at www.ball.com/sustainability.

By enhancing the unique sustainability credentials of our products along their life cycle, we position our metal containers as the most sustainable choice and help our customers grow their business. Because metal recycling saves resources and uses up to 20 times less energy than primary metal production, the biggest opportunity to further minimize the environmental impacts of metal packaging is to increase recycling rates. Aluminum and steel are infinitely recyclable materials. They also have the highest scrap value of all commonly used packaging substrates, contributing to the fact that metal cans are the most recycled food and beverage containers in the world. In some of Ball’s markets such as Brazil, China and several European countries, recycling rates for beverage cans are at or above 90 percent. The most recently available recycling rates in the U.S. are estimated to be 64 percent for aluminum beverage cans in 2015 and 71 percent for steel containers in 2014. The most recently available recycling rates in Europe are estimated at 71 percent for aluminum beverage containers in 2013 and 76 percent for steel packaging in 2014.

In markets where recycling rates are below expectations, we help establish and financially support packaging collection and recycling initiatives. These typically focus on educating consumers about the benefits of metal packaging recycling and collaborating with public and private partners to create effective collection and recycling systems. For details about programs we support, please visit www.ball.com/recycling.

Employee Relations

At the end of 2016, the company and its subsidiaries employed approximately 18,450 employees with 8,320 employees in the U.S. and 10,130 in other countries. Details of collective bargaining agreements are included within Item 1A, Risk Factors, of this annual report.

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

The company has established written Ball Corporation Corporate Governance Guidelines; a Ball Corporation Executive Officers and Board of Directors Business Ethics Statement; a Business Ethics Code of Conduct; and Ball Corporation Audit Committee, Nominating/Corporate Governance Committee, Human Resources Committee and Finance

Committee charters. These documents are on the company’s website at www.ball.com/investors, under the link “Corporate Governance.” A copy may also be obtained upon request from the company’s corporate secretary. The company’s sustainability report and updates on Ball’s progress are available at www.ball.com/sustainability.

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

We may not realize all of the anticipated benefits of the acquisition of Rexam, or those benefits may take longer to realize than expected.  We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the acquisition of Rexam will depend, to a large extent, on our ability to integrate our beverage packaging business with Rexam’s business. Combining two independent businesses is a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to integrating the business practices and operations of the company and the Rexam business we acquired. The integration process may disrupt the combined business and, if implemented ineffectively, could preclude the realization of the full benefits of the acquisition that are currently expected. Our failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, the activities of the company and could adversely affect the company’s results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention. The possible difficulties of combining the operations of the companies also include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our business with that of Rexam;
•	difficulties in integrating operations, business practices and systems;
•	difficulties in assimilating and retaining employees;
•	difficulties in managing the expanded operations of a significantly larger and more complex combined company;
•	challenges in retaining existing customers and suppliers;
•	challenges in obtaining new customers and suppliers;
•	potential unknown liabilities and unforeseen increased expenses associated with the acquisition; and
•	challenges in retaining and attracting key personnel.

Many of these factors are or will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the company. In addition, even if the operations of the businesses of the company and Rexam are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect, or the full benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses of the company and Rexam. All of these factors could adversely affect the earnings of the company, decrease or delay the expected accretive effect of the acquisition, or negatively impact the price of the company’s common stock. As a result, we cannot assure that the combination of the company’s and Rexam’s beverage packaging businesses will result in the realization of the full benefits anticipated from the acquisition.

In connection with satisfying requirements under the antitrust laws of the U.S., the European Union and Brazil, and obtaining associated approvals and clearances, we were required to effect significant divestitures. As a result of the required divestitures, we may not realize all or a significant portion of the anticipated benefits of the Rexam acquisition, including anticipated synergies, and the company may otherwise suffer other negative consequences that may materially and adversely affect the company’s business, financial condition and results of operations and, to the extent that the current price of the company’s common stock reflects an assumption that the anticipated benefits of the acquisition will be realized, the price per share for the company’s common stock could be negatively impacted.

In order to close the Rexam acquisition, we incurred a significant level of debt that could have important consequences for our business and any investment in our securities.

In December 2015, the company issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023. In June 2016, amounts were drawn under a $1.4 billion Term A loan facility and a €1.1 billion Term A loan facility to pay the cash portion of the consideration due to Rexam’s shareholders for the acquisition of Rexam. Such indebtedness could have significant consequences for our business and any investment in our securities, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;
•

requiring more of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, limiting our cash flow available to fund our operations, capital expenditures and future business opportunities or returning additional cash to our shareholders;

•	restricting us from making additional acquisitions;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our business, operating results and financial condition are subject to particular risks in certain regions of the world.

We may experience an operating loss in one or more regions of the world for one or more periods, which could have a material adverse effect on our business, operating results or financial condition. Moreover, overcapacity, which often leads to lower prices, exists in certain regions in which we operate and may persist even if demand grows. Our ability to manage such operational fluctuations and to maintain adequate long-term strategies in the face of such developments will be critical to our continued growth and profitability.

The loss of a key customer, or a reduction in its requirements, could have a significant negative impact on our sales.

We sell a majority of our packaging products to a relatively limited number of major beverage, packaged food, personal care and household product companies, some of which operate in multiple geographical markets we serve.

Although the majority of our customer contracts are long-term, these contracts, unless they are renewed, expire in accordance with their respective terms and are terminable under certain circumstances, such as our failure to meet quality, volume or market pricing requirements. Because we depend on a relatively limited number of major customers, our business, financial condition or results of operations could be adversely affected by the loss of any of these customers, a reduction in the purchasing levels of these customers, a strike or work stoppage by a significant number of these customers’ employees or an adverse change in the terms of the supply agreements with these customers.

The primary customers for our aerospace segment are U.S. government agencies or their prime contractors. Our contracts with these customers are subject to several risks, including funding cuts and delays, technical uncertainties, budget changes, competitive activity and changes in scope.

We face competitive risks from many sources that may negatively impact our profitability.

Competition within the packaging and aerospace industries is intense. Increases in productivity, combined with existing or potential surplus capacity in the industry, have maintained competitive pricing pressures. The principal methods of competition in the general packaging industry are price, innovation, sustainability, service and quality. In the aerospace industry, they are technical capability, cost and schedule. Some of our competitors may have greater financial, technical and marketing resources, and some may currently have significant excess capacity. Our current or potential competitors may offer products at a lower price or products that are deemed superior to ours. The global economic environment has resulted in reductions in demand for our products in some instances, which, in turn, could increase these competitive pressures.

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

For the year ended December 31, 2016, 78 percent of our consolidated net sales were from the sale of beverage containers, and we expect to derive a significant portion of our future revenues and cash flows from the sale of beverage containers. Our business would suffer if the use of beverage containers decreased. Accordingly, broad acceptance by consumers of aluminum and steel containers for a wide variety of beverages is critical to our future success. If demand for glass and PET bottles increases relative to metal containers, the demand for aluminum and steel containers does not develop as expected, our business, financial condition or results of operations could be materially adversely affected.

Changes in laws and governmental regulations may adversely affect our business and operations.

We and our customers and suppliers are subject to various federal, state, provincial and local laws and regulations, which have been increasing in number and complexity. Each of our, and their, facilities is subject to federal, state, provincial and local licensing and regulation by health, environmental, workplace safety and other agencies in multiple jurisdictions. Requirements of worldwide governmental authorities with respect to manufacturing, manufacturing facility locations within the jurisdiction, product content and safety, climate change, workplace safety and health, environmental, expropriation of assets and other standards could adversely affect our ability to manufacture or sell our products, and the ability of our customers and suppliers to manufacture and sell their products. In addition, we face risks arising from compliance with and enforcement of numerous and complex federal, state, provincial and local laws and regulations.

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

We derived 46 percent of our consolidated net sales from outside of the U.S. for the year ended December 31, 2016. The sizeable scope of operations outside of the U.S. may lead to more volatile financial results and make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

•	political and economic instability;
•	governments’ restrictive trade policies;
•	the imposition or rescission of duties, taxes or government royalties;

•	exchange rate risks;
•	difficulties in enforcement of contractual obligations and intellectual property rights; and
•	the geographic, language and cultural differences between personnel in different areas of the world.

Any of these factors, many of which are present in both the U.S. and other countries, could materially adversely affect our business, financial condition or results of operations.

We are exposed to exchange rate fluctuations.

As a result of the acquisition of Rexam, the financial results of the company are exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings denominated in non-U.S. dollar currencies. The company presents its financial statements in U.S. dollars and has a significant proportion of its net assets, debt and income in non-U.S. dollar currencies, primarily the euro, as well as the Russian ruble and other emerging market currencies. The company’s financial results and capital ratios are therefore sensitive to movements in foreign exchange rates.

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

Decreases in our ability to develop or apply new technology and know-how may affect our competitiveness.

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

As of December 31, 2016, 26 percent of our North American packaging facility employees and 54 percent of our European employees were covered by collective bargaining agreements. These collective bargaining agreements have staggered expirations during the next several years. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us.

Our aerospace segment is subject to certain risks specific to that business.

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
In particular, government expenditures are subject to the potential for automatic reductions, generally referred to as “sequestration.” Sequestration may occur in any given year, resulting in significant additional reductions to spending by various U.S government defense and aerospace agencies on both existing and new contracts, as well as the disruption of ongoing programs. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on agency spending levels.  Due to these and other factors, overall spending on various programs could decline, which could result in significant reductions to revenue, cash flows, net earnings and backlog primarily in our aerospace segment.

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

Our operations are subject to federal, state, provincial and local laws and regulations in multiple jurisdictions relating to environmental hazards, such as emissions to air, discharges to water, the handling and disposal of hazardous and solid wastes and the cleanup of hazardous substances. We have been designated, along with numerous other companies, as a potentially responsible party for the cleanup of several hazardous waste sites. Based on available information, we do not believe that any costs incurred in connection with such sites will have a material adverse effect on our financial condition, results of operations, capital expenditures or competitive position. There is increased focus on the regulation of greenhouse gas emissions and other environmental issues worldwide. The company is continuing to evaluate various lawsuits, claims and proceedings, to which subsidiaries of Rexam are a party, including those described in Note 22 to the consolidated financial statements within Item 8 of this annual report. Those lawsuits, claims and proceedings include several environmental matters and may involve certain amounts to be owed.

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

We have a significant amount of goodwill recorded on the consolidated balance sheet as of December 31, 2016. We are required at least annually to test the recoverability of goodwill. The recoverability test of goodwill is based on the current fair value of our identified reporting units. Fair value measurement requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows and discount rates. If general market conditions deteriorate in portions of our business, we could experience a significant decline in the fair value of reporting units. This decline could lead to an impairment of all or a significant portion of the goodwill balance, which could materially affect our U.S. GAAP net earnings and net worth. We continue to see the industry supply of beverage packaging exceed demand in China, resulting in significant pricing pressure and negative impacts on the profitability of our beverage packaging, Asia Pacific, reporting unit. If it becomes an expectation that this situation will continue for an extended period of time, it may result in a noncash impairment of some or all of the goodwill associated with this reporting unit, totaling $78 million at December 31, 2016. The company’s annual goodwill impairment test completed in the fourth quarter of 2016 indicated the estimated fair value of the beverage packaging, Asia Pacific, reporting unit exceeded its carrying amount, including goodwill, by 23 percent.

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
•

volatile market performance could affect the fair value of our pension assets, potentially requiring us to make significant additional contributions to our defined benefit pension plans to maintain prescribed funding levels;

•	a significant weakening of our financial position or operating results could result in noncompliance with our debt covenants; and
•	reduced cash flow from our operations could adversely affect our ability to execute our long-term strategy to increase liquidity, reduce debt, repurchase our stock and invest in our businesses.

Changes in U.S. generally accepted accounting principles (U.S. GAAP) and SEC rules and regulations could materially impact our reported results.

U.S. GAAP and SEC accounting and reporting changes are common and have become more frequent and significant over the past several years. These changes could have significant effects on our reported results when compared to prior periods and other companies and may even require us to retrospectively adjust prior periods. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that analysts and credit rating agencies use to rate Ball and ultimately impact our ability to access the credit markets in an efficient manner.

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

The company’s worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgments. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. The company undergoes tax examinations by various worldwide tax authorities on a regular basis. While the company believes its estimates of its tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in the company’s historical financial statements.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in internal control over financial reporting related to deficiencies associated with the accounting for income taxes related to the sale of the Divestment Business and the discrete income tax effects related to the acquisition of Rexam. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in “Internal Control—An Integrated Framework  (2013).” We are actively engaged in developing and implementing a remediation plan designed to address this material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Significant developments stemming from the U.K’s referendum on membership in the EU could have a material adverse effect on us.

On June 23, 2016, the U.K. held a referendum and voted in favor of leaving the European Union (EU). This referendum has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years, particularly as the U.K. and the EU begin to negotiate the terms of withdrawal from the EU. Our business in the U.K., the EU and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K.’s referendum. There are many ways in which our business could be affected, only some of which we can identify at the present time.

The referendum, and the likely withdrawal of the U.K. from the EU it triggers, has caused and, along with events that could occur in the future as a consequence of the U.K.’s withdrawal, including the possible breakup of the U.K., may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the U.K., Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.'s actual or threatened withdrawal from the EU, may adversely affect our operating results and growth prospects.

Item 1B.  Unresolved Staff Comments

There were no matters required to be reported under this item.

Item 2.  Properties

The company’s properties described below are well maintained, are considered adequate and are being utilized for their intended purposes.

Ball’s corporate headquarters and the aerospace segment management offices are located in Broomfield, Colorado. The operations of the aerospace segment occupy a variety of company-owned and leased facilities in Colorado, which together aggregate 1.6 million square feet of office, laboratory, research and development, engineering and test and manufacturing space. Other aerospace operations carry on business in smaller company owned and leased facilities in other U.S. locations outside of Colorado.

The offices of the company’s various North and Central American beverage packaging operations are located in Westminster, Colorado, U.S.; the offices for the European beverage packaging operations are located in Luton, U. K.; the offices for AMEA beverage packaging operations are located in Dubai, United Arab Emirates; the offices for the Asia Pacific beverage packaging operations are located in Hong Kong; and the South America beverage packaging offices are located in Rio de Janeiro, Brazil. The company’s research and development facilities are primarily located in Westminster, Colorado, U.S.

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

Approximate
Floor Space in
Plant Location	Square Feet

Beverage packaging, North and Central America:
Birmingham, Alabama	140,000
Chatsworth, California	351,000
Conroe, Texas	275,000
Fairfield, California	337,000
Findlay, Ohio (a)	733,000
Fort Atkinson, Wisconsin	250,000
Fort Worth, Texas	322,000
Golden, Colorado	509,000
Kapolei, Hawaii	131,000
Kent, Washington	127,000
Longview, Texas	332,000
Monterrey, Mexico	440,000
Monticello, Indiana	356,000
Phoenix, Arizona	106,000
Queretaro, Mexico	253,000
Reidsville, North Carolina	452,000
Rome, Georgia	386,000
Saint Paul, Minnesota	165,000
Saratoga Springs, New York	290,000
Tampa, Florida	276,000
Wallkill, New York	312,000
Whitby, Ontario, Canada	205,000
Williamsburg, Virginia	400,000

Beverage packaging, South America:
Aguas Claras, Brazil	292,000
Belem, Brazil	165,000
Brasilia, Brazil	267,000
Buenos Aires, Argentina	183,000
Cuiaba, Brazil	182,000
Extrema, Brazil	280,000
Jacarei, Sao Paulo, Brazil	388,000
Manaus, Brazil	119,000
Pouso Alegre, Brazil	430,000
Recife, Brazil	380,000
Santa Cruz, Brazil	311,000
Santiago, Chile	275,000
Simoes Filho, Brazil	106,000
Tres Rios, Rio de Janeiro, Brazil	734,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Approximate
Floor Space in
Plant Location	Square Feet

Beverage packaging, Europe:
Argayash, Russia	256,000
Belgrade, Serbia	342,000
Bierne, France	274,000
Ejpovice, Czech Republic	185,000
Fosie, Sweden	669,000
Fredericia, Denmark	318,000
Gelsenkirchen, Germany	371,000
La Selva, Spain	283,000
Lublin, Poland	280,000
Ludesch, Austria	337,000
Mantsala, Finland	230,000
Milton Keynes, United Kingdom	147,000
Mont, France	45,000
Naro Fominsk, Russia	544,000
Nogara, Italy	399,000
Recklinghausen, Germany	234,000
San Martino, Italy	118,000
Vsevolozhsk, Russia	316,000
Wakefield, United Kingdom	269,000
Waterford, Ireland	129,000
Widnau, Switzerland	321,000

Beverage packaging, AMEA:
Cairo, Egypt	201,000
Dammam, Saudi Arabia	416,000
Manisa, Turkey	173,000
Mumbai, India	175,000

Beverage packaging, Asia Pacific:
Beijing, PRC	303,000
Hubei (Wuhan), PRC	416,000
Qingdao, PRC	326,000
Sanshui (Foshan), PRC	672,000
Yangon, Myanmar	130,000

Food & Aerosol:
Ahmedabad, India	58,000
Beaurepaire, France	89,000
Bellegarde, France	124,000
Buenos Aires, Argentina	34,000
Canton, Ohio	176,000
Chestnut Hill, Tennessee	305,000
Columbus, Ohio	300,000
DeForest, Wisconsin	400,000
Devizes, United Kingdom	94,000
Findlay, Ohio (a)	733,000
Horsham, Pennsylvania	162,000
Hubbard, Ohio	175,000
Milwaukee, Wisconsin	502,000
Oakdale, California	370,000
San Luis, Argentina	51,000
San Luis Potosí, Mexico	158,000
Sherbrooke, Quebec, Canada	100,000

Springdale, Arkansas	286,000
Velim, Czech Republic	252,000
Verona, Virginia	72,000
Weirton, West Virginia	332,000

(a) Includes both metal beverage container and metal food container manufacturing operations.

Item 3.  Legal Proceedings

Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Ball Corporation common stock (BLL) is listed for trading on the New York Stock Exchange. There were 5,791 common shareholders of record on February 20, 2017.

Common Stock Repurchases

The following table summarizes the company’s repurchases of its common stock during the quarter ended December 31, 2016.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

October 1 to October 31, 2016	—	$—	—	10,481,142
November 1 to November 30, 2016	76,923	76.19	76,923	10,404,219
December 1 to December 31, 2016	45,304	74.20	45,304	10,358,915
Total	122,227	75.46	122,227

(a)Includes any open market purchases (on a trade-date basis) and/or shares retained by the company to settle employee withholding tax liabilities.

(b)The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. On January 29, 2014, the Board authorized the repurchase by the company of up to a total of 20 million shares. This repurchase authorization replaced all previous authorizations.

Quarterly Stock Prices and Dividends

Quarterly prices for the company’s common stock, as reported on the New York Stock Exchange composite tape, and quarterly dividends in 2016 and 2015 (on a calendar quarter basis) were:

	2016				2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$82.13	$82.24	$76.69	$73.00	$74.24	$73.36	$75.24	$77.20
Low	72.43	68.68	67.51	62.30	62.03	57.95	69.77	62.71
Dividends per share	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

Shareholder Return Performance

The line graph below compares the annual percentage change in Ball Corporation’s cumulative total shareholder return on its common stock with the cumulative total return of the Dow Jones Containers & Packaging Index and the S&P Composite 500 Stock Index for the five-year period ended December 31, 2016. It assumes $100 was invested on December 31, 2011, and that all dividends were reinvested. The Dow Jones Containers & Packaging Index total return has been weighted by market capitalization.

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/11)

$250
$225
$200
$175
$150
$125
$100
1/1/2011
1/1/2012
1/1/2013
1/1/2014
1/1/2015
1/1/2016
BLL
S&P 500
DJ US Containers & Packaging

Total Return Analysis

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
BLL	$100.00	$125.23	$147.75	$196.64	$211.37	$219.72
S&P 500	100.00	114.07	153.57	174.60	177.01	198.18
DJ US Containers & Packaging	100.00	110.52	154.86	174.85	164.69	191.80

Source: Bloomberg L.P.® Charts

Item 6.  Selected Financial Data

Five-Year Review of Selected Financial Data

Ball Corporation

($ in millions, except per share amounts)	2016	2015	2014	2013	2012

Net sales	$9,061	$7,997	$8,570	$8,468	$8,736

Earnings before interest and taxes (EBIT)	$463	$606	$839	$795	$791
Total interest expense	(338)	(260)	(193)	(212)	(195)
Earnings before taxes	$125	$346	$646	$583	$596

Net earnings attributable to Ball Corporation from:
Continuing operations (a)	$263	$281	$470	$406	$399
Discontinued operations	—	—	—	1	(3)
Total net earnings attributable to Ball Corporation	$263	$281	$470	$407	$396

Basic earnings per share:
Basic – continuing operations	$1.66	$2.05	$3.39	$2.79	$2.58
Basic – discontinued operations	—	—	—	—	(0.02)
Basic earnings per share	$1.66	$2.05	$3.39	$2.79	$2.56

Weighted average common shares outstanding (000s)	158,271	137,300	138,508	145,943	154,648

Diluted earnings per share:
Diluted – continuing operations (a)	$1.63	$1.99	$3.30	$2.73	$2.52
Diluted – discontinued operations	—	—	—	—	(0.02)
Diluted earnings per share	$1.63	$1.99	$3.30	$2.73	$2.50

Diluted weighted average common shares
outstanding (000s)	161,442	140,984	142,430	149,223	158,084

Total assets (c)	$16,173	$9,697	$7,535	$7,774	$7,483
Total interest bearing debt and capital lease obligations (c)	$7,532	$5,051	$3,133	$3,559	$3,268
Cash dividends per share	$0.52	$0.52	$0.52	$0.52	$0.40
Total cash provided by operating activities	$194	$1,007	$1,012	$839	$853

Non-GAAP Measures (b)

Comparable operating earnings	$976	$801	$920	$874	$893
Comparable net earnings	$563	$490	$553	$490	$476
Diluted earnings per share (comparable basis)	$3.49	$3.48	$3.88	$3.28	$3.01
Free cash flow	$(412)	$479	$621	$461	$548

(a)Includes business consolidation and other activities and other items affecting comparability between years. Additional details about the 2016, 2015 and 2014 items are available in Note 5 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

(b)Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. See below for reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures. Further discussion of non-GAAP financial measures is available in Item 7 of this annual report under Management Performance Measurements and Other Liquidity Measures.

(c) Includes reclassification of debt issuance costs from total assets to a direct deduction from total interest bearing debt and capital lease obligations in prior years as a result of the new accounting guidance issued  to change the balance sheet presentation for debt issuance costs.

Reconciliations of non-U.S. GAAP financial measures to U.S. GAAP measures are as follows:

($ in millions)	2016	2015	2014	2013	2012

Net earnings attributable to Ball Corporation	$263	$281	$470	$407	$396
Add: net earnings attributable to noncontrolling interests	3	22	28	28	23
Net earnings	266	303	498	435	419
Less: Equity in results of affiliates, net of tax	(15)	(4)	(2)	(1)	2
Add: discontinued operations, net of tax	—	—	—	—	3
Add: Tax provision (benefit)	(126)	47	150	149	172
Earnings before taxes, as reported	125	346	646	583	596
Total interest expense	338	260	193	212	195
Earnings before interest and taxes (EBIT)	463	606	839	795	791
Business consolidation and other activities	337	195	81	79	103
Amortization of acquired Rexam intangibles	65	—	—	—	—
Cost of sales associated with Rexam inventory step-up	84	—	—	—	—
Egyptian pound devaluation	27	—	—	—	—
Comparable Operating Earnings	$976	$801	$920	$874	$894

Net earnings attributable to Ball Corporation, as reported	$263	$281	$470	$407	$396
Business consolidation and other activities	337	195	81	79	103
Amortization of acquired Rexam intangibles	65	—	—	—	—
Cost of sales associated with Rexam inventory step-up	84	—	—	—	—
Egyptian pound devaluation	27	—	—	—	—
Debt refinancing and other costs	109	117	33	28	15
Discontinued operations	—	—	—	(1)	3
Tax effect on above items	(322)	(103)	(31)	(23)	(41)
Net earnings attributable to Ball Corporation before above transactions (Comparable Net Earnings)	$563	$490	$553	$490	$476

Total cash provided by operating activities	$194	$1,007	$1,012	$839	$853
Capital expenditures, including discontinued operations (a)	(606)	(528)	(391)	(378)	(305)
Free cash flow	$(412)	$479	$621	$461	$548

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

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

We sell our packaging products mainly to large, multinational beverage, food, personal care and household products companies with which we have developed long-term relationships. This is evidenced by our high customer retention and our large number of long-term supply contracts. While we have a diversified customer base, we sell a majority of our packaging products to relatively few major companies in North, Central and South America, Europe, Asia, the Middle East and Africa, as do our equity joint ventures in Guatemala, Panama, South Korea, the U.S. and Vietnam. The overall metal container industry is growing globally and is expected to continue to grow in the medium to long term despite the North American industry seeing a continued decline in standard-sized aluminum beverage packaging for the carbonated soft drink market. The primary customers for the products and services provided by our aerospace segment are U.S. government agencies or their prime contractors.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we made progress on each of the levers as follows:

•

Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America and expanding specialty container production to meet current demand; leveraging plant floor systems in our beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple beverage and food and aerosol packaging facilities to gain efficiencies; and in food and aerosol packaging segment, installing new extruded aluminum aerosol lines in our existing Devizes, U.K., and Czech Republic facilities while also implementing cost-out and value-in initiatives across all of our businesses;

•

Expanding further into new products and capabilities by the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015; successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material; and successfully commercializing the next generation aluminum bottle-shaping technology;

•

Aligning ourselves with the right customers and markets by investing capital to meet double-digit volume growth for specialty beverage containers throughout our global network, which represent more than 30 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers and wine producers who continue to use beverage containers to grow their business;

•

Broadening our geographic reach with our acquisition of Rexam and our new investments in a beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India, and the construction of a beverage container facility in Monterrey, Mexico, producing cans and ends; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, the introduction of a new two-piece, lightweight steel aerosol can, G3, technology in our Chestnut Hill, Tennessee, facility and the increased production of lightweight ReAl™ containers with 25 percent recycled aluminum content; and investment in cyber and data analytics to further enhance our aerospace technical expertise across a broader customer portfolio.

These ongoing business developments and the successful acquisition of Rexam completed on June 30, 2016, help us stay close to our customers while expanding and/or sustaining our industry positions with major beverage, food, personal care, household products and aerospace customers.

RESULTS OF OPERATIONS

Consolidated Sales and Earnings

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net sales	$9,061	$7,997	$8,570
Net earnings attributable to Ball Corporation	263	281	470
Net earnings attributable to Ball Corporation as a % of consolidated net sales	3%	4%	5%

Sales in 2016 were $1.1 billion higher compared to 2015 primarily as a result of increased sales of $1.5 billion related to the acquired Rexam business, net of Ball’s legacy sales included in the Divestment Business. This increase was partially offset by lower metal input costs passed through to customers of $299 million. Net earnings in 2016 were lower than 2015 primarily due to $142 million higher business consolidation and other activities from increased costs associated with the Rexam acquisition and the sale of the Divestment Business, $167 million of increased depreciation and amortization primarily attributable to depreciation and amortization associated with the acquired Rexam business, recognition in cost of sales of $84 million step-up of inventory related to the acquired Rexam business, higher interest expense of $78 million associated with the net increase in borrowings to fund the cash portion of the purchase price of Rexam and $62 million increased selling, general and administrative costs also due to costs from the acquired Rexam business. These decreases were partially offset by a gain of $344 million in 2016 recognized on the sale of the Ball legacy portion of the Divestment Business, $173 million lower income tax expense in 2016 compared to 2015 primarily due to the tax impacts of the sale of the Divestment Business, earnings from the increase in net sales from the acquired Rexam business, net of the sale of Ball’s legacy portion of the Divestment Business, lower net earnings attributable to noncontrolling interests and higher equity in results of affiliates.

The increased business consolidation and other activities in 2016 compared to 2015 included transaction costs related to the acquisition of Rexam, net currency exchange losses on the restricted cash, intercompany loans and debt associated with the Rexam acquisition and Rexam acquisition-related compensation arrangements, partially offset by the gain on sale of the Divestment Business. See Note 5 located in Item 8 of this annual report for additional information on the activity in business consolidation and other activities.

The decreased debt refinancing and other costs in 2016 compared to 2015 included mark-to-market losses on derivative financial instruments designed to mitigate exposure to interest rate changes for debt issuances related to the Rexam acquisition, interest expense on issued 3.5 percent and 4.375 percent senior notes used to fund a portion of the purchase price for the Rexam acquisition, the write-off of unamortized deferred financing charges for the partial extinguishment of the committed bridge loan agreement, and the revolving credit facility and amortization of deferred financing costs for the committed bridge loan agreement. See Notes 14 and 20 located in Item 8 of this annual report for additional information on the activity in debt refinancing and other costs.

The decrease in net sales in 2015 compared to 2014 was due to unfavorable foreign currency effects in Europe, lower metal food container sales volumes due to a customer shift in North American steel food containers and unfavorable pricing in the PRC, partially offset by higher beverage packaging sales volumes.  Net earnings were lower in 2015 compared to 2014 due to lower sales, unfavorable currency effects, higher business consolidation and other activities and higher debt refinancing and other costs, partially offset by a lower tax rate in 2015 and cost reduction efforts by all business segments.

The increased business consolidation and other activities in 2015 compared to 2014 included collar and option contract losses, cross-currency swap fair value changes, net currency exchange losses on the restricted cash and debt associated with the Rexam acquisition, and transaction costs related to the acquisition of Rexam.  The collar and option contracts, as well as the cross-currency swap, are not accounted for as hedges. See Notes 5 and 20 located in Item 8 of this annual report for additional information on financial instruments.

The increased debt refinancing and other costs in 2015 compared to 2014 included mark-to-market losses on derivative financial instruments designed to mitigate exposure to interest rates changes for debt issuances related to the Rexam acquisition, the write-off of unamortized deferred financing charges for the partial extinguishment of the committed bridge loan agreement and the revolving credit facility, interest expense on 3.5 percent and 4.375 percent senior notes issued to fund a portion of the purchase price of the Rexam acquisition, amortization of deferred financing costs for the committed bridge loan agreement and the redemption of the 6.75 percent and 5.75 percent senior notes. See Notes 14 and 20 located in Item 8 of this annual report for additional information on financial instruments.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $7,296 million in 2016 compared to $6,460 million in 2015 and $6,903 million in 2014. These amounts represented 81 percent of consolidated net sales for each of these years. Cost of sales in 2016 included expense of $84 million for the step-up of inventory related to the acquired Rexam business.

Depreciation and Amortization

Depreciation and amortization expense was $453 million in 2016 compared to $286 million in 2015 and $281 million in 2014. These amounts represented 5 percent, 4 percent and 3 percent of consolidated net sales for those three years, respectively. Depreciation expense was higher in 2016 than in 2015 primarily due to the acquired Rexam fixed assets. Amortization in 2016 included $65 million for the amortization of acquired Rexam intangibles.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $512 million in 2016 compared to $450 million in 2015 and $466 million in 2014. These amounts represented 6 percent, 6 percent and 5 percent of consolidated net sales for those three years, respectively. The increase in SG&A expenses in 2016 compared to 2015 was primarily due to additional SG&A from the acquired Rexam business, which will be reduced in 2017 through cost-out initiatives, and foreign exchange losses of $27 million for the devaluation of the Egyptian pound in the fourth quarter of 2016. The decrease in SG&A expenses in 2015 compared to 2014 was primarily due to lower incentive compensation and net favorable foreign currency effects in SG&A, partially offset by deferred compensation expense related to director retirements in 2015.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $337 million in 2016 compared to $195 million in 2015 and $81million in 2014. These amounts represented 4 percent, 2 percent and 1 percent of consolidated net sales for the three years, respectively.

The year-over-year increase in business consolidation and other activities in 2016 compared to 2015 was primarily due to an increase of $202 million for transaction related costs, foreign currency exchange losses of $159 million on foreign currency-denominated restricted cash and debt and $108 million in expense for compensation arrangements, all associated with the Rexam acquisition and the sale of the Divestment Business. The increase was partially offset by a gain of $344 million in connection with the sale of the Divestment Business.

The year-over-year increase in business consolidation and other activities for 2015 compared to 2014 was primarily due to an increase of $98 million for transaction related costs, $41 million of losses associated with the change in fair value of the collar and option contracts entered into to reduce the exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the Rexam acquisition, net foreign currency gains and losses of $14 million from the revaluation of foreign currency denominated restricted cash and losses of $7 million for cross-currency swaps in connection with the December 2015 issuance of the $1 billion senior notes due 2020. In 2014, the company recorded a non-cash charge of $45 million for the settlement of its pension benefit obligations, and recorded a provision against the balance of a long-term receivable of $17 million as a result of the financial difficulties of a food and aerosol packaging segment customer.

The valuations of currency exchange and interest rates were a primary driver for the amounts recorded in business consolidation and other activities in 2016, and we expect these impacts to be greatly diminished in the future. See Notes 4, 5 and 20 located in Item 8 of this annual report for additional information on financial instruments.

Interest Expense

Total interest expense was $338 million in 2016 compared to $260 million in 2015 and $193 million in 2014. Excluding debt refinancing and other costs, interest expense in 2016 was higher compared to 2015 as the company incurred additional debt to pay a portion of the cash consideration due to Rexam’s shareholders for the Rexam acquisition.  Excluding debt refinancing and other costs, interest expense in 2015 was lower compared to 2014 due to lower interest rates on newly issued long-term debt and the retirement of higher interest rate long-term debt. Interest expense, excluding the effect of debt refinancing and other costs, as a percentage of average monthly borrowings was 4 percent in each of the years 2016 and 2015 and 5 percent in 2014.

Debt refinancing and other costs were $109 million for the year ended December 31, 2016. These costs consisted of (1) interest expense of $49 million through June 30, 2016, on the 3.5 percent and 4.375 percent senior notes issued in December 2015, (2) fair value changes of $20 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, (3) interest expense of $30 million through June 30, 2016, on Term A U.S. dollar and Term A euro dollar loans associated with the company’s credit facility, and (4) amortization of deferred financing fees of $7 million for the Bridge Facility. See Notes 14 and 20 in Item 8 of this annual report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Debt refinancing and other costs were $117 million for the year ended December 31, 2015.  These costs consisted of (1) interest expense of $5 million on senior notes issued in December 2015 to fund a portion of the cash consideration of the Rexam acquisition, (2) fair value changes of $16 million on derivative instruments designed to mitigate risks of interest rate changes with anticipated debt issuances for a portion of the cash consideration payable in the acquisition of Rexam, (3) write-offs of unamortized deferred financing fees and other charges of  $16 million for the partial extinguishment of the committed bridge loan agreement, the partial extinguishment of the revolving credit facility, and refinance of the senior credit facility, (4) the amortization of deferred financing fees of $23 million on the Bridge Facility, and (5) write off of unamortized deferred financing fees and premiums of $57 million for the redemption of previously issued senior notes and the refinance of senior credit facilities.  See Notes 14 and 20 in Item 8 of this annual report for additional information on these instruments and the transactions flowing through debt refinancing and other costs.

Tax Provision

The 2016 full year effective income tax rate was negative 100.8 percent compared to 13.6 percent for 2015. The lower tax rate in 2016 compared to 2015 was primarily due to a 116.0 percentage point reduction for the tax benefit recorded with respect to tax deductible goodwill in a legal entity restructuring in Brazil that was completed in the current year. The tax rate was also reduced by 56.8 percentage points for increased benefits from foreign tax rate differences, primarily due to acquisitions, and by 49.6 percentage points for permanent tax differences on significant current year business dispositions. These amounts were partially offset by a 41.6 percentage point increase for non-deductible transaction costs related to current year acquisitions and a 36.8 percentage point increase for current year increases in valuation allowances, primarily on losses in the U.K.

Our effective income tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but that are not consistent from year to year.  In 2016, we incurred a significant amount of nonrecurring business consolidation costs primarily in the U.S.  The resulting reduction in earnings before income tax as a result of these costs increased the impact of permanent income tax items on the company’s effective tax rate in 2016, as compared to 2015. We are uncertain whether the rate reduction impacts experienced in 2016 will continue in future years.

The effective tax rate for 2015 was 14 percent compared to 23 percent in 2014. The decrease in the rate for 2015 was primarily due to a 2.7 percentage point reduction related to the tax effect of statutory foreign exchange losses in our Brazilian operations, a 2.3 percentage point reduction related to the settlement of various uncertain tax positions, a 1.4 percentage point reduction related to the favorable settlement of a prior year IRS audit and a reduction in our rate of 3.0 percentage points due to an increase in U.S. research and development tax credits.

Results of Business Segments

Acquisition of Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a United Kingdom based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total share consideration of $2.3 billion). The common shares were valued using the price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016.

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and other customary closing conditions, all of which were satisfied prior to closing. In order to satisfy certain regulatory requirements, the company was required to sell some of its existing beverage packaging businesses and select beverage can assets of Rexam (the Divestment Business).

Segment Results

During the third quarter of 2016, Ball made certain segment realignments as a result of the Rexam acquisition and sale of the Divestment Business to align with how Ball now manages its businesses. Ball has retrospectively adjusted prior period amounts to conform to the current segment presentation. Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the five reportable segments discussed below.

Beverage Packaging, North and Central America

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net sales	$3,612	$3,202	$3,187

Comparable operating earnings	469	402	388
Business consolidation and other activities (a)	(20)	(19)	(11)
Amortization of acquired Rexam intangibles	(11)	—	—
Cost of sales associated with Rexam inventory step-up	(10)	—	—
Total segment earnings	$428	$383	$377
Comparable operating earnings as a % of segment net sales	13%	13%	12%

(a)Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging. During 2016, our beverage manufacturing facility in Monterrey, Mexico, began production. Also, in 2016, our beverage packaging end-making facility in Bristol, Virginia, ceased production.

Segment sales in 2016 were $410 million higher compared to 2015. The increase in 2016 was primarily due to the increase in sales volumes of $526 million from the acquired Rexam business partially offset by lower metal input prices of $176 million. We cannot predict future changes in metal input prices and beverage can sales volumes.

Comparable operating earnings in 2016 were $67 million higher compared to 2015 primarily due to the earnings from the acquired Rexam business. Improved product mix from the legacy Ball business also contributed to the favorable year-over-year operating earnings improvement.

Segment sales in 2015 were higher than in 2014 due to favorable price mix variance of $50 million, partially offset by lower sales volume of $35 million. Comparable operating earnings in 2015 were $14 million higher compared to 2014 due primarily to improved manufacturing performance.

Beverage Packaging, South America

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net sales	$1,014	$591	$588

Comparable operating earnings	185	80	95
Business consolidation and other activities (a)	(15)	(3)	—
Amortization of acquired Rexam intangibles	(17)	—	—
Cost of sales associated with Rexam inventory step-up	(20)	—	—
Total segment earnings	$133	$77	$95
Comparable operating earnings as a % of segment net sales	18%	14%	16%

(a)Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging.

Segment sales in 2016 were $423 million higher compared to 2015. The second half of 2016 included sales volumes from the Rexam business while the second half of 2015 included the company’s smaller legacy Brazil business, the significant portion of which was sold with the Divestment Business.

Comparable operating earnings in 2016 were $105 million higher compared to 2015. The second half of 2016 included earnings from the Rexam business while the second half of 2015 included the company’s smaller legacy Brazil business, the significant portion of which was sold with the Divestment Business.

Segment sales in 2015 were relatively unchanged from 2014 due to higher sales volumes of $63 million partially offset by unfavorable price/mix changes of $60 million. Comparable operating earnings in 2015 were $15 million lower compared to 2014 due primarily to unfavorable manufacturing costs of $86 million partially offset by higher sales volumes and favorable product mix of $74 million.

Beverage Packaging, Europe

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net sales	$1,915	$1,653	$1,896

Comparable operating earnings	217	192	223
Business consolidation and other activities (a)	(24)	(10)	(9)
Amortization of acquired Rexam intangibles	(31)	—	—
Cost of sales associated with Rexam inventory step-up	(47)	—	—
Total segment earnings	$115	$182	$214
Comparable operating earnings as a % of segment net sales	11%	12%	12%

(a) Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company is constructing a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with most of the new capacity secured under a long-term customer contract. The facility is expected to be fully operational in 2018 and will produce multiple can sizes.

Segment sales in 2016 were $262 million higher compared to 2015. The second half of 2016 included sales volumes from the Rexam business while the second half of 2015 included the company’s legacy European business, the significant portion of which was sold with the Divestment Business.

Comparable operating earnings in 2016 were $25 million higher compared to 2015. The second half of 2016 included earnings from the Rexam business while the second half of 2015 included earnings from the company’s legacy European business, the significant portion of which was sold with the Divestment Business.

Segment sales in 2015 were $243 million lower compared to 2014 due primarily to unfavorable currency exchange effects of $359 million, partially offset by favorable product mix and higher sales volumes. Comparable operating earnings in 2015 were $31 million lower compared to 2014 due primarily to unfavorable currency exchange effects of $56 million and unfavorable manufacturing performance due to new line start-ups, partially offset by favorable sales mix and higher sales volumes.

Food and Aerosol Packaging

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net sales	$1,171	$1,297	$1,504

Comparable operating earnings	109	108	154
Business consolidation and other activities (a)	(26)	—	(42)
Total segment earnings	$83	$108	$112
Comparable operating earnings as a % of segment net sales	9%	8%	10%

(a)Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food, aerosol, paint and general line containers, as well as aluminum aerosol containers and slugs.

In February 2015, we completed the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio. During the first quarter of 2016, we announced the closure of our food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which is expected to cease production in early 2017. In October 2016, we sold our specialty tin manufacturing facility in Baltimore, Maryland.

Segment sales in 2016 were $126 million lower compared to 2015 as a result of $57 million in lower prices resulting from lower metal costs passed through to customers and $69 million in volume primarily driven by lower food can sales volumes. Comparable operating earnings in 2016 were relatively unchanged compared to 2015 due to improved extruded aluminum sales which offset the decline in food can sales volumes.

Segment sales in 2015 were $207 million lower compared to 2014 due primarily to lower metal food container sales volumes of $260 million, mainly related to a customer shift effective January 2015, and unfavorable currency exchange effects of $37 million, partially offset by favorable product mix of $90 million. The customer shift was the result of the loss of a significant customer upon expiration of their contract in December 2014. The volume reductions were offset by favorable product mix from a higher proportion of aerosol product sales, which is expected to continue. Comparable operating earnings in 2015 decreased $46 million compared to 2014 due primarily to earnings impacts from lower sales volumes, unfavorable currency exchange effects, unfavorable startup costs, partially offset by extruded aluminum aerosol growth in Europe, the earnings from the Sonoco acquisition and reduced selling, general and administrative costs.

Aerospace

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net sales	$818	$810	$935

Comparable operating earnings	88	82	94
Business consolidation and other activities (a)	—	1	(14)
Total segment earnings	$88	$83	$80
Comparable operating earnings as a % of segment net sales	11%	10%	10%

(a)Further details of these items are included in Note 5 to the consolidated financial statements within Item 8 of this annual report.

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in 2016 were relatively unchanged compared to 2015. Comparable operating earnings in 2016 increased $6 million compared to 2015 due to individually immaterial items.

Segment sales in 2015 decreased $125 million compared to 2014 primarily due to lower sales from U.S. national defense contracts. Comparable operating earnings in 2015 decreased $12 million compared to 2014 due to lower sales, favorable program performance in 2014 from program and contract completions and increased recovery of pension costs in 2014.

Sales to the U.S. government, either directly as a prime contractor or indirectly as a subcontractor, represented 97 percent of segment sales in 2016 compared to 96 percent of segment sales in 2015 and 95 percent in 2014. The aerospace contract mix in 2016 consisted of 55 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 39 percent fixed-price contracts. The remaining sales were for time and materials contracts.

Contracted backlog for the aerospace segment at December 31, 2016 and 2015, was $1.4 billion and $617 million, respectively. The year-over-year increase reflects several major contract awards during 2016. The segment has numerous outstanding bids for future contract awards. The backlog at December 31, 2016, consisted of 69 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Management Performance Measures

Management internally uses various measures to evaluate company performance such as return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. Management also uses free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures) as a measure to evaluate the company’s liquidity.  Please refer to the Financial Condition, Liquidity and Capital Resources section below for additional information on the company’s use of free cash flow as a liquidity measure. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

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

The following financial measurements are on a non-U.S. GAAP basis and should be considered in connection with the consolidated financial statements within Item 8 of this annual report. Notes 1 and 21 to the company’s financial statements included in Item 8 disclose revisions to the company’s unaudited condensed consolidated financial statements for the second and third quarters of 2016.  The revisions had no impact on the company’s non-GAAP measures of comparable operating earnings or comparable net earnings in the second or third quarters of 2016 or for the full year ended December 31, 2016.  Non-U.S. GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. A presentation of earnings in accordance with U.S. GAAP is available in Item 8 of this annual report.

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net earnings attributable to Ball Corporation	$263	$281	$470
Add: Net earnings attributable to noncontrolling interests	3	22	28
Net earnings	266	303	498
Less: Equity in results of affiliates, net of tax	(15)	(4)	(2)
Add: Tax provision (benefit)	(126)	47	150
Earnings before taxes, as reported	125	346	646
Add: Total interest expense	338	260	193
Earnings before interest and taxes	463	606	839
Add: Business consolidation and other activities	337	195	81
Add: Amortization of acquired Rexam intangibles	65	—	—
Add: Cost of sales associated with Rexam inventory step-up	84	—	—
Add: Egyptian pound devaluation	27	—	—
Comparable operating earnings	$976	$801	$920

Our calculation of comparable net earnings is summarized below:

	Years Ended December 31,
($ in millions, except per share amounts)	2016	2015	2014

Net earnings attributable to Ball Corporation	$263	$281	$470
Add: Business consolidation and other activities	337	195	81
Add: Amortization of acquired Rexam intangibles	65	—	—
Add: Cost of sales associated with Rexam inventory step-up	84	—	—
Add: Egyptian pound devaluation	27	—	—
Add: Debt refinancing and other costs	109	117	33
Less: Tax effect on above items	(322)	(103)	(31)
Comparable net earnings	$563	$490	$553

Per diluted share, as reported	$1.63	$1.99	$3.30
Per diluted share, comparable basis	$3.49	$3.48	$3.88

Weighted average diluted shares outstanding (000s)	161,442	140,984	142,430

CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

For information regarding the company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Notes 1 and 2 to the consolidated financial statements within Item 8 of this annual report.

SUBSEQUENT EVENTS

The company announced on March 2, 2017, that it intends to cease production at its Recklinghausen, Germany, facility only after due negotiation and agreement with the Works Council.

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

	Years Ended December 31,
($ in millions)	2016	2015	2014

Cash flows provided by (used in) operating activities	$194	$1,007	$1,012
Cash flows provided by (used in) investing activities	672	(2,721)	(391)
Cash flows provided by (used in) financing activities	(387)	1,737	(846)

Cash flows from operations in 2016 were lower compared to 2015 due to increased operating cash outflows in 2016 due to payments of professional fees and employee costs related to the acquisition of Rexam and sale of the Divestment Business of approximately $325 million; $297 million of additional pension funding, including $171 million related to the acquired Rexam U.K. defined benefit plan; approximately $150 million less cash inflows from working capital due to the sale of the company’s legacy European business at its peak working capital requirements; $90 million of payments to settle derivatives associated with the acquired Rexam business; and $50 million of additional interest payments associated with the financing of the Rexam acquisition. Inventory days on hand increased from 49 days to 68 days, days sales outstanding increased from 35 days to 46 days and days payable outstanding increased from 82 days to 97 days. The increase in days outstanding is primarily attributable to the working capital positions of the acquired Rexam operations as compared to the legacy Ball operations included in the Divestment Business.

Cash flows from operations in 2015 were comparable to 2014 as lower pension contributions were offset by lower net earnings, lower cash inflows from working capital and cash paid for transaction costs for the acquisition of Rexam. The working capital changes were primarily related to slightly higher days sales outstanding, partially offset by lower inventory volumes and higher days payable outstanding. Days sales outstanding increased from 34 days to 35 days, inventory days on hand decreased from 52 days to 49 days and days payable outstanding increased from 69 days to 82 days. The increase in days payables outstanding is primarily due to renegotiation of payment terms in supplier contracts in North America.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain accounts receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $970 million at December 31, 2016. A total of $596 million and $479 million were sold under these programs at December 31, 2016 and 2015, respectively. Additionally, the company has programs that were not accounted for as true sales of the receivables, with combined limits of $30 million, under which $17 million was sold at December 31, 2016.

Annual cash dividends paid on common stock were 52 cents per share in each of 2016, 2015 and 2014. Total dividends paid were $83 million in 2016, $72 million in 2015 and $73 million in 2014. We paid dividends to noncontrolling interests of $18 million in 2015 and $12 million in 2014. No dividends were paid to noncontrolling interests in 2016.

As of December 31, 2016, approximately $597 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert Egyptian pounds held by the Company in Egypt with a U.S. dollar equivalent value of $86 million into other currencies. The company believes its U.S. operating cash flows; the $1.2 billion available under the company’s long-term, revolving credit facilities; the $821 million available under other U.S.-based uncommitted short-term credit facilities; and availability under U.S.-based committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Due to the U.S. tax status of certain of Ball’s subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits. Current taxes are also provided on certain other undistributed earnings that are currently taxed in the U.S. Net U.S. taxes provided for Brazil, Canada and PRC earnings in 2016, 2015 and 2014 were $21 million, $2 million and $12 million, respectively. Management’s intention is to indefinitely reinvest undistributed earnings of Ball’s remaining foreign investments and, as a result, no U.S. income or federal withholding tax provision has been made. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. The company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries were $2.6 billion as of December 31, 2016. It is not practical to estimate the additional taxes that may become payable for the portion of these foreign earnings that have not already been taxed in the U.S.; however, repatriation of these earnings could result in a material increase in the company’s income tax liabilities.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $59 million in 2016, $100 million in 2015 and $360 million in 2014. The repurchases were completed using cash on hand and available borrowings and included accelerated share repurchase agreements and other purchases under our ongoing share repurchase program. Additional details about our share repurchase activities are provided in Note 17 accompanying the consolidated financial statements within Item 8 of this annual report.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Total interest-bearing debt was $7.5 billion at December 31, 2016, compared to $5.1 billion at December 31, 2015.

On February 19, 2015, the company entered into a £3.3 billion unsecured, committed bridge loan agreement (the Bridge Facility), pursuant to which lending institutions agreed, subject to limited conditions, to provide the financing necessary to pay the cash portion of the consideration payable to Rexam’s shareholders upon consummation of the acquisition of Rexam along with related fees and expenses. In December 2015, the company issued senior notes totaling $1 billion and €400 million, all due in 2020, and €700 million due in 2023, with rates of 4.375 percent, 3.5 percent and 4.375 percent, respectively. Pursuant to the terms of the Bridge Facility, the company deposited the net proceeds from the issuance of such notes into escrow accounts, recorded as restricted cash, which reduced the commitments under the Bridge Facility to £1.9 billion.

On February 19, 2015, the company entered into a $3 billion revolving credit facility (the 2018 Revolver) to replace its then existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and provide ongoing liquidity for the company. In June 2015, during a subsequent debt offering, the company issued $1 billion of 5.25 percent senior notes, thereby reducing the borrowing capacity under the 2018 Revolver from $3 billion to $2.25 billion. In March 2016, the 2018 revolver was refinanced in full with a $1.5 billion multi-currency revolving credit facility available to Ball and certain of its subsidiaries (the 2021 Revolver).

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

At December 31, 2016, taking into account outstanding letters of credit, approximately $1.2 billion was available under the company’s long-term, multi-currency committed revolving credit facilities, which are available until March 2021. In addition to these facilities, the company had $821 million of short-term uncommitted credit facilities available at December 31, 2016, of which $143 million was outstanding and due on demand. These amounts are available without violating our existing debt covenants. At December 31, 2015, the company had $23 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at December 31, 2016, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 5 times on December 31, 2016, which changes to 4 times at December 31, 2017. The company was in compliance with all loan agreements and debt covenants at December 31, 2016, and 2015, and has met all debt payment obligations. As of December 31, 2016, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities, the short-term uncommitted credit facilities and the unsecured, committed bridge loan agreement, are available without violating our existing debt covenants. Additional details about our debt are available in Note 14 accompanying the consolidated financial statements within Item 8 of this annual report.

Other Liquidity Measures

Free Cash Flow

Management internally uses a free cash flow measure to: (1) evaluate the company’s liquidity, (2) evaluate strategic investments, (3) plan stock buyback and dividend levels and (4) evaluate the company’s ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The company defines free cash flow as cash flow from operating activities less capital expenditures. Free cash flow is typically derived directly from the company’s consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

Based on the above definition, our consolidated free cash flow is summarized as follows:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Total cash provided by operating activities	$194	$1,007	$1,012
Capital expenditures	(606)	(528)	(391)
Free cash flow	$(412)	$479	$621

Based on information currently available, we estimate cash flows from operating activities for 2017 to be in the range of $1.3 billion, capital expenditures to be approximately $500 million and free cash flow to be in the range of $800 million. In 2017, we intend to utilize our operating cash flow to service debt and to fund our growth capital projects, dividend payments, stock buybacks and, to the extent available, acquisitions that meet our various criteria. Of the total 2017 estimated capital expenditures, approximately $200 million was contractually committed as of December 31, 2016.

Commitments

Cash payments required for long-term debt maturities, rental payments under noncancellable operating leases, purchase obligations and other commitments in effect at December 31, 2016, are summarized in the following table:

	Payments Due By Period (a)
		Less than			More than
($ in millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including capital leases	$7,389	$64	$433	$3,416	$3,476
Interest payments on long-term debt (b)	1,521	270	523	398	330
Purchase obligations (c)	6,500	2,674	2,746	837	243
Operating leases	260	44	67	48	101
Total payments on contractual obligations	$15,670	$3,052	$3,769	$4,699	$4,150

(a)Amounts reported in local currencies have been translated at year end 2016 exchange rates.

(b)For variable rate facilities, amounts are based on interest rates in effect at year end and do not contemplate the effects of any hedging instruments utilized by the company.

(c)The company’s purchase obligations include capital expenditures and contracted amounts for aluminum, steel and other direct materials. Also included are commitments for purchases of natural gas and electricity, expenses related to aerospace and technologies contracts and other less significant items. In cases where variable prices and/or usage are involved, management’s best estimates have been used. Depending on the circumstances, early termination of the contracts may or may not result in penalties and, therefore, actual payments could vary significantly.

The table above does not include $77 million of uncertain tax positions, the timing of which is unknown at this time.

Contributions to the company’s defined benefit pension plans, not including the unfunded German, Swedish and certain U.S. plans, are expected to be in the range of $190 million in 2017. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these plans are expected to be approximately $360 million to $370 million for each of the years ending December 31, 2017, through 2021 and a total of $1.9 billion for the years 2022 through 2026. Payments to participants in the unfunded German, Swedish and certain U.S. plans are expected to be approximately $20 million to $22 million in each of the years 2017 through 2021 and a total of $87 million for the years 2022 through 2026.

Based on changes in return on asset and discount rate assumptions, as well as revisions based on plan experience studies, total pension expense in 2017 is anticipated to be approximately $80 million lower than in 2016 due non-recurring curtailment charge of $80 million in 2016. A reduction of the expected return on pension assets assumption by one quarter of a percentage point would result in an estimated $15 million increase in the 2017 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated $2 million reduction of pension expense in 2017.

Contingencies

The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of this annual report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements concerning future events and financial performance. Words such as “expects,” “anticipates,” “estimates,” “believes,” “targets,” “likely” and similar expressions typically identify forward-looking statements, which are generally any statements other than statements of historical fact. Such statements are based on current expectations or views of the future and are subject to risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied. Readers of this report should therefore not place undue reliance upon any forward-looking statements and any of such statements should be read in conjunction with, and, qualified in their entirety by, the cautionary statements referenced below. The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Key factors, risks and uncertainties that could cause actual outcomes and results to be different are summarized in filings with the Securities and Exchange Commission, including Exhibit 99 in our Form 10-K, which are available on our website and at www.sec.gov. Some factors that could cause the company’s actual results or outcomes to differ materially from those discussed include, but are not limited to the following: a) in our packaging segments: product demand fluctuations; availability/cost of raw materials; competitive packaging, pricing and substitution; changes in climate and weather; competitive activity; failure to achieve synergies, productivity improvements or cost reductions; mandatory deposit or other restrictive packaging laws; customer and supplier consolidation, power and supply chain influence; changes in major customer or supplier contracts or a loss of a major customer or supplier; political instability and sanctions; currency controls; and changes in foreign exchange or tax rates; b) in our aerospace segment: funding, authorization, availability and returns of government and commercial contracts; and delays, extensions and technical uncertainties affecting segment contracts; c) in the company as a whole, those listed plus: changes in senior management; regulatory action or issues including tax, environmental, health and workplace safety, including U.S. FDA and other actions or public concerns affecting products filled in our containers, or chemicals or substances used in raw materials or in the manufacturing process; technological developments and innovations; litigation; strikes; labor cost changes; rates of return on assets of the company's defined benefit retirement plans; pension changes; uncertainties surrounding geopolitical events and governmental policies both in the U.S. and in other countries, including the U.S. government elections, budget, sequestration and debt limit; reduced cash flow; ability to achieve cost-out initiatives and synergies; interest rates affecting our debt; and successful or unsuccessful acquisitions and divestitures, including with respect to the Rexam PLC acquisition and its integration, or the associated divestiture; the effect of the acquisition or the divestiture on our business relationships, operating results and business generally.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Risk Management

The company employs established risk management policies and procedures which seek to reduce the company’s commercial risk exposure to fluctuations in commodity prices, interest rates, currency exchange rates and prices of the company’s common stock with regard to common share repurchases and the company’s deferred compensation stock plan. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The company monitors counterparty credit risk, including lenders, on a regular basis, but Ball cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the company’s master derivative agreements, the non-defaulting party has the option to set off any amounts owed with regard to open derivative positions.

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

Steel

Most sales contracts involving our steel products either include provisions permitting us to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices. We anticipate at this time that we will be able to pass through the majority of any steel price changes that may occur in 2017.

Considering the effects of derivative instruments, the company’s ability to pass through certain raw material costs through contractual provisions, the market’s ability to accept price increases and the company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s steel and aluminum prices would result in an estimated $7 million after-tax reduction in net earnings over a one-year period. Additionally, the company has currency exposures on raw materials and the effect of a 10 percent adverse change is included in the total currency exposure discussed below. Actual results may vary based on actual changes in market prices and rates.

Other

The company is also exposed to fluctuations in prices for natural gas and electricity, as well as the cost of diesel fuel as a component of freight cost. A hypothetical 10 percent increase in our natural gas and electricity prices would result in an estimated $12 million after-tax reduction of net earnings over a one-year period. A hypothetical 10 percent increase in diesel fuel prices would result in a less than $1 million after-tax reduction of net earnings over the same period. Actual results may vary based on actual changes in market prices and rates.

Interest Rate Risk

Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to minimize our overall borrowing costs. To achieve these objectives, we may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2016, included pay-fixed interest rate swaps which effectively convert variable rate obligations to fixed-rate instruments.

Based on our interest rate exposure at December 31, 2016, assumed floating rate debt levels throughout the next 12 months and the effects of derivative instruments, a 100-basis point increase in interest rates would result in an estimated $10 million after-tax reduction in net earnings over a one-year period. Actual results may vary based on actual changes in market prices and rates and the timing of these changes.

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

Considering the company’s derivative financial instruments outstanding at December 31, 2016, and the various currency exposures, a hypothetical 10 percent reduction (U.S. dollar strengthening, mainly against the Russian ruble) in currency exchange rates compared to the U.S. dollar would result in an estimated $14 million after-tax reduction in net earnings over a one-year period. This hypothetical adverse change in currency exchange rates would also reduce our forecasted average debt balance by $209 million and increase our forecasted cross currency swap value by $116 million. Actual changes in market prices or rates may differ from hypothetical changes.

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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ball Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ball Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to designing and maintaining effective controls over the accuracy and completeness of the accounting for income taxes related to the sale of the Divestment Business and certain discrete income tax benefits related to the acquisition of Rexam existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded the retained portion of the Rexam business from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination in 2016. We have also excluded the retained portion of Rexam from our audit of internal control over financial reporting. The retained portion of Rexam is a wholly owned subsidiary whose total assets and total net sales represent 30 percent and 25 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 2, 2017

Consolidated Statements of Earnings

Ball Corporation

	Years Ended December 31,
($ in millions, except per share amounts)	2016	2015	2014

Net sales	$9,061	$7,997	$8,570

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(7,296)	(6,460)	(6,903)
Depreciation and amortization	(453)	(286)	(281)
Selling, general and administrative	(512)	(450)	(466)
Business consolidation and other activities	(337)	(195)	(81)
	(8,598)	(7,391)	(7,731)

Earnings before interest and taxes	463	606	839

Interest expense	(229)	(143)	(160)
Debt refinancing and other costs	(109)	(117)	(33)
Total interest expense	(338)	(260)	(193)

Earnings before taxes	125	346	646
Tax (provision) benefit	126	(47)	(150)
Equity in results of affiliates, net of tax	15	4	2
Net earnings	266	303	498
Less net earnings attributable to noncontrolling interests	(3)	(22)	(28)
Net earnings attributable to Ball Corporation	$263	$281	$470

Earnings per share:
Basic	$1.66	$2.05	$3.39
Diluted	$1.63	$1.99	$3.30

Weighted average shares outstanding (000s):
Basic	158,271	137,300	138,508
Diluted	161,442	140,984	142,430

Cash dividends declared and paid, per share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Earnings (Loss)

Ball Corporation

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net earnings	$266	$303	$498

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(160)	(166)	(200)
Pension and other postretirement benefits	(178)	78	(177)
Effective financial derivatives	9	(9)	31
Total other comprehensive earnings (loss)	(329)	(97)	(346)
Income tax (provision) benefit	27	(21)	73
Total other comprehensive earnings (loss), net of tax	(302)	(118)	(273)

Total comprehensive earnings (loss)	(36)	185	225

Less comprehensive (earnings) loss attributable to noncontrolling interests	(2)	(22)	(27)
Comprehensive earnings (loss) attributable to Ball Corporation	$(38)	$163	$198

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

Ball Corporation

	December 31,
($ in millions)	2016	2015

Assets
Current assets
Cash and cash equivalents	$597	$224
Receivables, net	1,491	885
Inventories, net	1,413	898
Other current assets	152	177
Total current assets	3,653	2,184
Noncurrent assets
Property, plant and equipment, net	4,387	2,686
Goodwill	5,095	2,177
Intangible assets, net	1,934	195
Restricted cash	—	2,154
Other assets	1,104	301
Total assets	$16,173	$9,697

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$222	$77
Accounts payable	2,033	1,501
Accrued employee costs	315	229
Other current liabilities	399	335
Total current liabilities	2,969	2,142
Noncurrent liabilities
Long-term debt	7,310	4,974
Employee benefit obligations	1,497	1,147
Deferred taxes and other liabilities	856	173
Total liabilities	12,632	8,436

Shareholders' equity
Common stock (334,252,175 shares issued - 2016; 332,648,592 shares issued - 2015)	1,038	962
Retained earnings	4,739	4,557
Accumulated other comprehensive earnings (loss)	(941)	(640)
Treasury stock, at cost (159,387,049 shares - 2016; 190,359,349 shares - 2015)	(1,401)	(3,628)
Total Ball Corporation shareholders' equity	3,435	1,251
Noncontrolling interests	106	10
Total shareholders' equity	3,541	1,261
Total liabilities and shareholders' equity	$16,173	$9,697

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Ball Corporation

	Years Ended December 31,
($ in millions)	2016	2015	2014

Cash Flows from Operating Activities
Net earnings	$266	$303	$498
Adjustments to reconcile net earnings to cash provided by
(used in) continuing operating activities:
Depreciation and amortization	453	286	281
Business consolidation and other activities	337	195	81
Deferred tax provision (benefit)	(293)	(62)	12
Other, net	(60)	145	(27)
Working capital changes, excluding effects of acquisitions (a):
Receivables	(53)	35	(152)
Inventories	30	97	(24)
Other current assets	65	10	(21)
Accounts payable	(55)	125	355
Accrued employee costs	(14)	(36)	40
Other current liabilities	(481)	(107)	(32)
Other, net	(1)	16	1
Total cash provided by (used in) operating activities	194	1,007	1,012
Cash Flows from Investing Activities
Capital expenditures	(606)	(528)	(391)
Business acquisitions, net of cash acquired	(3,379)	(29)	—
Proceeds from dispositions, net of cash sold	2,938	1	6
Restricted cash, net	1,966	(2,183)	—
Settlement of Rexam acquisition related derivatives	(252)	(16)	—
Other, net	5	34	(6)
Cash provided by (used in) investing activities	672	(2,721)	(391)
Cash Flows from Financing Activities
Long-term borrowings	4,370	4,524	412
Repayments of long-term borrowings	(4,624)	(2,430)	(898)
Net change in short-term borrowings	23	(93)	68
Proceeds from issuances of common stock	48	36	37
Acquisitions of treasury stock	(107)	(136)	(397)
Common dividends	(83)	(72)	(73)
Other, net	(14)	(92)	5
Cash provided by (used in) financing activities	(387)	1,737	(846)

Effect of exchange rate changes on cash	(106)	10	—

Change in cash and cash equivalents	373	33	(225)
Cash and cash equivalents – beginning of year	224	191	416
Cash and cash equivalents – end of year	$597	$224	$191

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Ball Corporation

	Ball Corporation and Subsidiaries
	Common Stock		Treasury Stock			Accumulated Other		Total
	Number of		Number of		Retained	Comprehensive	Noncontrolling	Shareholders'
($ in millions; share amounts in thousands)	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Interest	Equity

Balance at December 31, 2013	330,240	$1,079	(188,122)	$(3,552)	$3,948	$(249)	$191	$1,417
Net earnings	—	—	—	—	470	—	28	498
Other comprehensive earnings, net of tax	—	—	—	—	—	(273)	—	(273)
Common dividends, net of tax benefits	—	—	—	—	(71)		—	(71)
Treasury stock purchases	—	—	(6,911)	(397)	—	—	—	(397)
Treasury shares reissued	—	—	381	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,378	35	—	—	—	—	—	35
Tax benefit on option exercises	—	18	—	—	—	—	—	18
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Other activity	—	—	—	3	—	—	(1)	2
Balance at December 31, 2014	331,618	1,132	(194,652)	(3,923)	4,347	(522)	206	1,240
Net earnings	—	—	—	—	281	—	22	303
Other comprehensive earnings, net of tax	—	—	—	—	—	(118)	—	(118)
Common dividends, net of tax benefits	—	—	—	—	(71)	—	—	(71)
Treasury stock purchases	—	—	(1,766)	(136)	—	—	—	(136)
Treasury shares reissued	—	—	329	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,031	29	—	—	—	—	—	29
Tax benefit on option exercises	—	21	—	—	—	—	—	21
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Acquisition of noncontrolling interests	—	(220)	5,730	403	—	—	(200)	(17)
Other activity	—	—	—	5	—	—	—	5
Balance at December 31, 2015	332,649	962	(190,359)	(3,628)	4,557	(640)	10	1,261
Net earnings	—	—	—	—	263	—	3	266
Other comprehensive earnings, net of tax	—	—	—	—	—	(301)	(1)	(302)
Common dividends, net of tax benefits	—	—	—	—	(81)	—	—	(81)
Treasury stock purchases	—	—	(1,599)	(107)	—	—	—	(107)
Treasury shares reissued	—	—	320	23	—	—	—	23
Shares issued and stock compensation for stock options and other stock plans, net of shares exchanged	1,603	54		—	—	—	—	54
Tax benefit on option exercises	—	22	—	—	—	—	—	22
Acquisition of Rexam	—	—	32,251	2,302	—	—	94	2,396
Other activity	—	—	—	9	—	—	—	9
Balance at December 31, 2016	334,252	$1,038	(159,387)	$(1,401)	$4,739	$(941)	$106	$3,541

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

When the company purchases additional interests of consolidated subsidiaries that does not result in a change in control, the difference between the fair value and carrying value of the noncontrolling interests acquired is accounted for in the common stock line within shareholders' equity.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Subsequent changes to the original estimates are included in current earnings and identified as business consolidation gains or losses.

Recoverability of Goodwill and Intangible Assets

On an annual basis and at interim periods when circumstances require, the company tests the recoverability of its goodwill and indefinite-lived intangible assets. The company utilizes the two-step impairment analysis and has elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, the company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The company estimates fair value for each reporting unit using the market and income approaches. Under the market approach, the company uses available information regarding multiples used in recent transactions, if any, involving transfers of controlling interests as well as publicly available trading multiples based on the enterprise value of companies in the packaging and aerospace and defense industries. The appropriate multiple is applied to forecasted EBITDA (a non-GAAP item defined by the company as earnings before interest, taxes, depreciation and amortization) of each reporting unit to estimate fair value. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit.  The projected cash flows incorporate various assumptions related to weighted average cost of capital (WACC) and growth rates specific to each reporting unit.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Derivative Financial Instruments

The company uses derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates, raw material costs, inflation rates and common share prices. The company’s derivative instruments are recorded in the consolidated balance sheets at fair value. The company values each derivative financial instrument either by using a single valuation technique based on observable market inputs performed internally or by obtaining valuation information from a reliable and observable market source. For a derivative designated as a cash flow hedge, the effective portion of the derivative's mark to fair value is initially recorded as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings, unless it is probable that the forecasted transaction will not occur. The ineffective portion of the mark to fair value associated with all hedges is recorded in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the items being hedged.

Realized gains and losses from hedges are classified in the consolidated statements of earnings consistent with the accounting treatment of the items being hedged. Upon the early dedesignation of an effective derivative contract, the gains or losses are deferred in accumulated other comprehensive earnings until the originally hedged item affects earnings unless it is probable the hedged item will not occur at which time it is recognized immediately. Any gains or losses incurred after the dedesignation date are recorded in earnings immediately.

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

The determination of a reserve for a loss contingency is based on management’s judgment of probability and estimates with respect to the likelihood of an outcome and valuation of the future event. Liabilities are recorded or adjusted when

Ball Corporation

Notes to the Consolidated Financial Statements

events or circumstances cause these judgments or estimates to change. In assessing whether a loss is probable, Ball may consider the following factors, among others: the nature of the litigation, claim or assessment; available information, opinions or views of legal counsel and other advisors; and the experience gained from similar cases by the company and others. The company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the company's consolidated financial statements.

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

Revision of the Second and Third Quarter 2016 Unaudited Condensed Consolidated Financial Statements

During the third and fourth quarter of 2016, Ball identified errors in the determination of the tax basis for the gain on the sale of the Divestment business, the release of deferred taxes related to the acquisition of Rexam for the step-up of inventory value, the amount of gain reported on the sale of the Divestment Business, payroll taxes for compensation arrangements associated with the Rexam acquisition, and net sales and cost of sales that were recorded gross instead of net in the consolidated statement of earnings. The corrections of these errors impacted the unaudited condensed consolidated financial statements for the second and third quarters of 2016.  The company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to Ball’s unaudited condensed consolidated financial statements for the aforementioned interim periods. However, because of the significance of these items, and to facilitate comparisons among periods, the company has decided to revise its previously issued second and third quarter unaudited condensed consolidated financial information.  Refer to Note 21, Quarterly Results of Operations (Unaudited), for the impact of these revisions on the company’s second and third quarter results. These financial statements will be revised when the company files in the second and third quarter Form 10-Qs in 2017.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

Depreciation and Amortization

Property, plant and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Repairs and maintenance costs, including labor and material costs for major improvements such as annual production line overhauls, are expensed as incurred, unless those costs substantially increase the useful lives or capacity of the existing assets. Assets are depreciated and amortized using the straight-line method over their estimated useful lives, generally 5 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment.  Finite-lived intangible assets, including capitalized software costs, are generally amortized over their estimated useful lives of 3 to 23 years. The company periodically reviews these estimated useful lives and when appropriate, changes are made prospectively.

For certain business consolidation activities, accelerated depreciation may be required over the revised remaining useful life for assets designated to be scrapped or abandoned. The accelerated depreciation related to such activities is disclosed as part of business consolidation and other activities in the appropriate period.

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

Revenue Recognition in the Packaging Segments

The company recognizes sales of products in the packaging segments when the four basic criteria of revenue recognition are met: delivery has occurred, title has transferred, there is persuasive evidence of an agreement or arrangement and the price is fixed or determinable and collection is reasonably assured. Shipping and handling costs are reported within cost of sales in the consolidated statement of earnings.

Revenue Recognition in the Aerospace Segment

Sales under long-term contracts in the aerospace segment are primarily recognized using percentage-of-completion under the cost-to-cost method of accounting. The two primary types of long-term sales contracts utilized are cost-type contracts, which are agreements to perform for cost plus an agreed upon profit component and fixed price sales contracts, which are completed for a fixed-price. Cost-type sales contracts can have different types of fee arrangements, including fixed-fee, cost, milestone and performance incentive fees, award fees or a combination thereof.

At the inception of contract performance, our estimates of base, incentive and other fees are established at a conservative estimate of profit over the period of contract performance. Throughout the period of contract performance, the company regularly reevaluates and, if necessary, revises estimates of total contract revenue, total contract cost, extent of progress toward completion, probability of receipt of any award and performance fees and any clawback provisions included in the contract. Provision for estimated contract losses, if any, is made in the period that such losses are determined to be

Ball Corporation

Notes to the Consolidated Financial Statements

probable. Because of sales contract payment schedules, limitations on funding, and contract terms, our sales and accounts receivable generally include amounts that have been earned but not yet billed. Contract claims are only recorded if it is probable that the claim will result in additional contract revenue and the claim amounts can be reliably estimated.  Revenue associated with claims is recorded only for costs already incurred and does not include a profit component.  Pre-contract costs that are not approved by the customer for reimbursement are expensed as incurred. As a prime U.S. government contractor or subcontractor, the aerospace segment is subject to a high degree of regulation, financial review and oversight by the U.S. government.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1–Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

•	Level 3–Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Stock-Based Compensation

Ball has a variety of restricted stock, stock option, and stock-settled appreciation rights (SSARs) plans, and the related stock-based compensation is primarily reported as part of selling, general and administrative expenses in the consolidated statements of earnings. The compensation expense associated with restricted stock grants is calculated using the fair value at the date of grant (closing stock price) and is amortized over the restriction period. For stock options and SSARs, the company has elected to use the Black-Scholes valuation model and amortizes the estimated fair value, determined at the date of grant, on a straight-line basis over the requisite service period (generally the vesting period). The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is valued at the closing price of the company’s common stock at the end of each reporting period. Tax benefits associated with option and SSAR exercises are reported in financing activities in the consolidated statements of cash flows.

Research and Development

Research and development costs are expensed as incurred in connection with the company’s programs for the development of products and processes. Costs incurred in connection with these programs, the majority of which are included in cost of sales, amounted to $28 million, $26 million and $27 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Currency Translation

Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of shareholders’ equity.

Ball Corporation

Notes to the Consolidated Financial Statements

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

In July 2015, amendments to existing accounting guidance were issued to modify the subsequent measurement of inventory. Under previous guidance, a company measured inventory at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. Current replacement cost could be used provided that it was not above the net realizable value (ceiling) or below net realizable value less a normal profit margin (floor). The new guidance requires a company to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance was applied prospectively on January 1, 2016, and did not have a material effect on the company’s consolidated financial statements.

In May 2015, amendments to the existing accounting guidance were issued to remove the requirement to categorize net asset value per share, currently utilized as a practical expedient, by investment within the fair value hierarchy based on redeemable dates. This amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share expedient. The guidance was applied modified retrospectively on January 1, 2016, and did not have a material effect on the company’s consolidated financial statements.

In April 2015, amendments to existing accounting guidance were issued to provide explicit guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. Under the guidance, cloud computing arrangements that include a software license are to be accounted for consistent with the acquisition of other software licenses. Conversely, cloud computing arrangements that do not include a software license are to be accounted for as a service contract or other applicable accounting guidance. This guidance was applied prospectively on January 1, 2016, and did not have a material effect on the company’s consolidated financial statements.

In April 2015, accounting guidance was issued to change the balance sheet presentation for debt issuance costs. Under the new guidance, debt issuance costs are presented as a direct deduction from the long-term debt, consistent with debt discounts, rather than as a deferred charge. The guidance does not affect the recognition and measurement of debt issuance costs; hence, amortization of debt issuance will continue to be reported as interest expense. This guidance was applied retrospectively on January 1, 2016, and resulted in decreases of other assets and long-term debt by $80 million from the amounts previously reported as of December 31, 2015.

Ball Corporation

Notes to the Consolidated Financial Statements

In February 2015, amendments to existing accounting guidance were issued that modify the analysis companies must perform in order to determine whether a legal entity should be consolidated. The new guidance includes modifications related to: 1) limited partnerships and similar legal entities, 2) evaluating fees paid to a decision maker or service provider as a variable interest, 3) the effect of fee arrangements on the primary beneficiary, 4) the effect of related parties on the primary beneficiary, and 5) certain investment funds. In October 2016, the FASB provided additional amendments to the guidance that changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. This guidance was applied on a modified retrospective basis on January 1, 2016, and did not have a material effect on the company’s consolidated financial statements.

In January 2015, accounting guidance was issued to eliminate the concept of extraordinary items. Previous guidance required extraordinary events, defined as both unusual in nature and infrequent in occurrence, to be reported as separate line items from results of ordinary operations within company financial statements. The disclosure requirements will be for items and events which are unusual in nature and/or infrequent in occurrence. Companies have the option of disclosing such items as a separate component of income from continuing operations or disclosing unusual and/or infrequent events in the notes to the financial statements. The guidance was applied prospectively on January 1, 2016, and did not have a material effect on the company’s consolidated financial statements.

In August 2014, accounting guidance was issued to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new guidance, management is required to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance was effective on December 31, 2016, and did not have a material effect on the company’s consolidated financial statements.

New Accounting Guidance

In February 2017, amendments to existing guidance were issued to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The guidance requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. This guidance is required to be applied using a full retrospective approach or a modified retrospective approach on January 1, 2018, and early adoption is permitted.  The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In January 2017, amendments to existing guidance were issued simplifying an entity’s subsequent goodwill measurement by eliminating Step 2, which requires a hypothetical purchase price allocation, from its annual or interim goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is required to be applied prospectively on January 1, 2020, and early adoption is permitted. The company elected to early adopt this guidance effective January 1, 2017, and does not expect the standard’s adoption to have a material impact on its consolidated financial statements.

In January 2017, amendments to existing guidance were issued to further clarify the definition of a business in determining whether or not a company has acquired or sold a business. The amendments provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single

Ball Corporation

Notes to the Consolidated Financial Statements

identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. The guidance is required to be applied prospectively after December 15, 2017, and early adoption is permitted. The company does not expect the amendments to have a material impact on its consolidated financial statements.

In November 2016, accounting guidance was issued that will require the statement of cash flows to explain the change in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. In addition, restricted cash and restricted cash equivalents will need to be included in a cash reconciliation of beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is required to be applied retrospectively on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In October 2016, amendments to existing guidance were issued that will require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, when the transfer occurs as opposed to when the asset is sold. The amendments also eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

In June 2016, amendments requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected were finalized. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance will be effective on January 1, 2020. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

In March 2016, amendments to existing accounting guidance were issued to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. All excess tax benefits and tax deficiencies should be recognized as income tax provisions (benefits) in the income statement. This change is required to be applied prospectively resulting from settlements after the date of adoption of the guidance. The tax benefit will be recorded when it arises, subject to normal valuation considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows with either a prospective or retrospective approach. Other modifications to the guidance include modifications related to minimum statutory tax withholding requirements and accounting policy election for the impact of forfeitures of shared-based payment awards. The guidance will be effective on January 1, 2017. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

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

New Revenue Guidance

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board jointly issued new revenue recognition guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains a more robust framework for addressing revenue issues and is intended to remove inconsistencies in existing guidance and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with

Ball Corporation

Notes to the Consolidated Financial Statements

customers. In July 2015, the FASB approved the deferral of the effective date of the new revenue recognition guidance by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017.

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

In December 2016, technical corrections and improvements were issued on a variety of topics within the new revenue recognition standard. The corrections represent minor corrections or improvements and are not expected to have a significant impact on accounting practices. The amendments clarify the following: guarantee fees within the scope of Topic 460 are not within the scope of Topic 606, impairment testing for capitalized contract costs should consider both expected contract renewals and extensions and unrecognized consideration already received along with expected future consideration, the sequence of impairment testing for assets within the scope of different Topics, allowance of an accounting policy election to determine the provision for losses at the performance obligation level instead of the contract level, exclude all topics within Topic 944 from the scope of Topic 606, allow exemptions from the disclosures of remaining performance obligations, disclosure of prior-period performance obligations pertains to all performance obligations and is not limited to those with corresponding contract balances, and better aligns accounting guidance and examples within the guidance.

The guidance will be effective for Ball on January 1, 2018, and will supersede the current revenue recognition guidance, including industry-specific guidance. While early adoption is permitted, entities are not permitted to adopt the standard earlier than the original effective date of January 1, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard.   We currently anticipate adopting the standard on January 1, 2018, using the modified retrospective method.

We established a cross-functional implementation team, which includes representatives from all of our business segments. We utilized a bottoms-up approach to analyze the impact of the new standard on our contracts with customers by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenues arising from such contracts. In addition, we are in the process of identifying the appropriate changes to our business processes, systems and controls to support recognition and disclosure under the standard upon adoption.

While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact will be in the way we account for revenue in our metal beverage packaging segments, and to a lesser extent in our food and aerosol packaging segment. We currently recognize revenue from many of our contracts in these segments

Ball Corporation

Notes to the Consolidated Financial Statements

when the four established criteria of revenue recognition under the current guidance have been met, generally occurring upon shipment or delivery of goods. Under the new standard we expect we will be required to recognize revenue from many of these contracts over time, which will accelerate the timing of revenue recognition from these arrangements, such that some portion of revenue will be recognized prior to shipment or delivery of goods. In addition to accelerating the timing of recording revenue, we expect corresponding decreases in inventories with an offsetting increase to unbilled receivables to the extent the amounts have not yet been invoiced to the customer.

Relative to the aerospace segment, at this time we do not expect the implementation of the new standard to materially impact the manner in which we currently recognize revenue in this segment as the standard supports the recognition of revenue over time under the “cost-to-cost” method, which is consistent with the current revenue recognition model utilized for the majority of our contracts in this segment. We expect revenue arising from the majority of our contracts to continue to be recognized over time because of the continuous transfer of control to the customer. However due to the complexity of most of our aerospace contracts, the actual revenue recognition treatment required under the new standard will be dependent on contract-specific terms, and may vary in some instances from recognition over time.

Finally, we are still evaluating performance obligations under the new standard as compared with deliverables and separate units of account previously identified. The results of this evaluation may impact the timing of revenue recognition across all of our business segments.

We are complete with our initial impact assessment, which is based on a review of sample contracts representative of the range of our existing contracts. During 2017, Ball will continue to finalize the initial impact assessment and design and implement changes to processes, systems and internal controls to be in a position to report under the new accounting standard upon adoption in the first quarter of 2018.

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

Other consists of non-reportable segments in Asia Pacific, AMEA that manufacture and sell metal beverage containers; undistributed corporate expenses; intercompany eliminations; and other business activities.

Ball Corporation

Notes to the Consolidated Financial Statements

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Major Customers

Net sales to major customers, as a percentage of consolidated net sales, were as follows:

	2016	2015	2014

Coca-Cola Bottlers' Sales & Services Company LLC	9%	11%	11%
Molson Coors Brewing Company and subsidiaries	9%	11%	11%
U.S. Government	9%	10%	10%
Anheuser-Busch InBev and subsidiaries	7%	10%	10%

Summary of Net Sales by Geographic Area (a)

($ in millions)	U.S.	Foreign	Consolidated

2016	$4,929	$4,132	$9,061
2015	4,738	3,259	7,997
2014	5,091	3,479	8,570

Summary of Net Long-Lived Assets by Geographic Area (a) (b)

($ in millions)	U.S.	Brazil	Other	Consolidated

2016	$2,097	$885	$2,509	$5,491
2015	1,211	463	1,313	2,987

(a)	Includes intercompany eliminations.
(b)	Long-lived assets exclude goodwill, intangible assets and noncurrent restricted cash.

Ball Corporation

Notes to the Consolidated Financial Statements

Summary of Business by Segment

	Years Ended December 31,
($ in millions)	2016	2015	2014

Net sales
Beverage packaging, North and Central America	$3,612	$3,202	$3,187
Beverage packaging, South America	1,014	591	588
Beverage packaging, Europe	1,915	1,653	1,896
Food and aerosol packaging	1,171	1,297	1,504
Aerospace	818	810	935
Reportable segment sales	8,530	7,553	8,110
Other	531	444	460
Net sales	$9,061	$7,997	$8,570

Comparable operating earnings
Beverage packaging, North and Central America	$469	$402	$388
Beverage packaging, South America	185	80	95
Beverage packaging, Europe	217	192	223
Food and aerosol packaging	109	108	154
Aerospace	88	82	94
Reportable segment comparable operating earnings	1,068	864	954
Reconciling items
Other (a)	(92)	(63)	(34)
Business consolidation and other activities	(337)	(195)	(81)
Amortization of acquired Rexam intangibles	(65)	—	—
Cost of sales associated with Rexam inventory step-up	(84)	—	—
Egyptian pound devaluation	(27)	—	—
Earnings before interest and taxes	463	606	839
Interest expense	(229)	(143)	(160)
Debt refinancing and other costs	(109)	(117)	(33)
Total interest expense	(338)	(260)	(193)
Earnings before taxes	125	346	646
Tax (provision) benefit	126	(47)	(150)
Equity in results of affiliates, net of tax	15	4	2
Net earnings	266	303	498
Less net earnings attributable to noncontrolling interests	(3)	(22)	(28)
Net earnings attributable to Ball Corporation	$263	$281	$470

(a)	Includes undistributed corporate expenses, net, of $110 million, $93 million and $86 million for the years ended December 2016, 2015 and 2014, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
($ in millions)	2016	2015	2014

Depreciation and Amortization
Beverage packaging, North and Central America	$117	$73	$72
Beverage packaging, South America	78	41	37
Beverage packaging, Europe	121	60	63
Food and aerosol packaging	57	59	57
Aerospace	30	27	26
Reportable segment depreciation and amortization	403	260	255
Other	50	26	26
Depreciation and amortization	$453	$286	$281

Capital Expenditures
Beverage packaging, North and Central America	$234	$250	$101
Beverage packaging, South America	33	25	23
Beverage packaging, Europe	126	122	109
Food and aerosol packaging	80	61	82
Aerospace	41	28	30
Reportable segment capital expenditures	514	486	345
Other	92	42	46
Capital expenditures	$606	$528	$391

4.  Acquisitions and Dispositions

Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a U.K.-based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total share consideration of $2.3 billion). Additionally, the company recorded $24 million of consideration for stock-based compensation. The common shares were valued using the price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016 (discussed further in the long-term debt section below).

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to sell the Divestment Business.

The sale of the Divestment Business to Ardagh Group S.A. (Ardagh), was completed concurrently on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. The sale agreement with Ardagh in respect of the Divestment Business contains customary representations, warranties, covenants and provisions allocating liabilities, as well as indemnification obligations to and from Ardagh, pursuant to which claims may be made when applicable. A pre tax gain of $344 million was recorded in connection with the sale within business consolidation and other activities and is subject to finalization of working capital and other items. As a condition of the sale of the Divestment Business to Ardagh, the company has guaranteed a minimum volume of sales for the Divestment Business in 2017, whereby the company would be required to pay Ardagh up to $75 million based upon any shortfall of 2017 sales relative to an agreed-upon minimum threshold. Additionally, the company entered into a supply agreement with Ardagh to manufacture and sell can ends to the

Ball Corporation

Notes to the Consolidated Financial Statements

Divestment Business in Brazil in exchange for proceeds of $103 million, which have been included in other, net, in operating activities in the consolidated statement of cash flows.

The portion of the Divestment Business composed of Ball's legacy beverage packaging businesses had earnings before taxes as shown below. These earnings before taxes may not be indicative of the earnings before taxes that would be generated by these components of the Divestment Business in future periods. Additionally, due to complexities associated with how Ball's legacy beverage packaging businesses included in the Divestment Business were integrated into Ball Corporation in historical periods, these earnings before taxes may not be indicative of the earnings before taxes of these components of the Divestment Business were they to be operated as a standalone business or businesses.

	December 31,
($ in millions)	2016	2015

Earnings before taxes	$104	$178
Earnings before taxes attributable to Ball Corporation	104	170

The Rexam portion of the Divestment Business is not included in the table above as the financial information is not included in Ball’s historical results.

A total of 54 manufacturing facilities were acquired from Rexam, including 17 in the U.S., 20 in Europe, 12 in South America and five in the AMEA region. A total of 22 manufacturing facilities were sold as part of the Divestment Business, including 12 Ball facilities and 10 Rexam facilities. Of these 22 facilities, eight are located in the U.S., 12 are located in Europe and two are located in Brazil. The company has a total of 75 beverage manufacturing facilities and joint ventures after the completion of the acquisition and the sale of the Divestment Business.

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

The acquisition has been accounted for as a business combination and its results of operations have been included in the company’s consolidated statements of earnings and cash flows from the date of acquisition. In addition, pretax charges totaling $216 million were incurred for transaction costs associated with the acquisition, which, in accordance with current accounting guidance, were expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the consolidated statement of earnings. and $114 million of these costs were incurred in 2016.

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion of which approximately $2.7 billion was extinguished during July and August 2016. The proceeds from the sale of the Divestment Business were partially used to extinguish the assumed Rexam debt.

The valuation by management of certain assets and liabilities is still in process and, therefore, these fair values are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Upon completion of detailed valuation analyses, there may be adjustments to the valuation of the assigned values of acquired assets and liabilities, including but not limited to intangible assets and property, plant and equipment that may give rise to increases or decreases in the amounts of depreciation and amortization expense. The final determination of the fair values will be completed within the measurement period of up to one year from the acquisition date as permitted under U.S. GAAP and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which

Ball Corporation

Notes to the Consolidated Financial Statements

the adjustment is determined. The size and complexity of the acquisition of Rexam could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including contractual and operational factors underlying the intangible assets. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

The company adjusted the preliminary allocation of the purchase price for the Rexam acquisition during the six months ended December 31, 2016. The significant items that changed were a decrease in other assets of $280 million, a decrease in other current liabilities of $76 million and a decrease in deferred taxes and other liabilities of $206 million.  These adjustments have been reflected in the preliminary allocations of the purchase price. The impacts of all adjustments have been reflected in the consolidated financial statements as of and for the year ended December 31, 2016. The primary areas of the purchase price allocation that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, the valuation of intangible assets acquired and residual goodwill. The preliminary amounts assigned to intangible assets by type for the Rexam acquisition were based on the company’s valuation model and historical experiences with entities with similar business characteristics. The preliminary amounts are summarized in the table below:

June 30,
($ in millions)	2016

Cash	$450
Receivables, net	788
Inventories, net	794
Other current assets	164
Assets held for sale (sold to Ardagh on June 30, 2016)	913
Total current assets	3,109
Property, plant and equipment	2,296
Goodwill	3,771
Intangible assets	1,888
Restricted cash	174
Other assets	441
Total assets acquired	11,679

Short-term debt and current portion of long-term debt	2,792
Accounts payable	868
Accrued employee costs	135
Liabilities held for sale (sold to Ardagh on June 30, 2016)	7
Other current liabilities	371
Total current liabilities	4,173

Long-term debt	28
Employee benefit obligations	503
Deferred taxes and other liabilities	721
Total liabilities assumed	5,425

Net assets acquired	6,254

Noncontrolling interests	(94)
Aggregate value of consideration paid	$6,160

Ball Corporation

Notes to the Consolidated Financial Statements

The following table details the identifiable intangible assets acquired, their preliminary fair values and estimated useful lives:

($ in millions)	Fair Value	Weighted- Average Estimated Useful Life (in Years)

Customer relationships	$1,840	15
Trademarks	40	5
Technology	8	9
	$1,888

Because the acquisition of Rexam was a stock purchase, neither the goodwill nor the intangible assets acquired are deductible under local country corporate tax laws but will generally be deductible in computing earnings and profits for U.S. tax purposes.

Included in the company’s results for the year ended December 31, 2016, was $2.3 billion in net sales from the acquired Rexam business. Due to ongoing integration activities, it is impracticable to determine and separately disclose the earnings impact from the acquired Rexam business.

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

	December 31,
($ in millions, except per share amounts)	2016	2015

Net sales (1)	$10,455	$11,190
Net earnings attributable to Ball Corporation (2)	171	(350)
Basic earnings (loss) per share	0.98	(2.00)
Diluted earnings (loss) per share	0.96	(2.00)

(1)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(2)	Pro forma adjustments to net earnings attributable to Ball Corporation were adjusted as follows:

•

Excludes acquisition-related transaction costs and debt refinancing costs incurred in the year ended December 31, 2016 pro forma statements of earnings. The twelve months ended December 31, 2015 pro forma net earnings were adjusted to include the acquisition-related transaction costs and debt refinancing costs incurred in the year ended December 31, 2016, as the pro forma information shown assumes that the Rexam acquisition has been consummated as of January 1, 2015.

•	Includes interest expense associated with the new debt utilized to finance the acquisition.
•	Includes depreciation and amortization expense based on the increased fair value of property, plant and equipment and amortizable intangible assets acquired.
•	Includes an additional charge to cost of sales of $84 million in the year ended December 31, 2015, based on the step up value of inventory.
•	Excludes net earnings attributable to the Divestment Business for the year ended December 31, 2016 and 2015.
•	Excludes the gain on sale of the Divestment Business in the year ended December 31, 2016.

Ball Corporation

Notes to the Consolidated Financial Statements

All of these pro forma adjustments were adjusted for the applicable income tax impacts. Ball has applied enacted statutory tax rates in the U.K. for the respective periods. Ball has used a tax rate of 20.0 percent and 20.25 percent to calculate the financing, acquisition and divestment business-related adjustments for the years ended December 31, 2016 and 2015, respectively.  However, the tax impact on acquisition-related transaction costs already incurred were recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may be subject to change and may not be reflective of Ball’s effective tax rate for future periods after consummation of the acquisition and sale of the Divestment Business.

In the fourth quarter of 2015, Ball completed the acquisition of the remaining outstanding noncontrolling interests in a Ball-consolidated joint venture company (Latapack-Ball) organized and operating in Brazil. Ball and its joint venture partners reached an agreement for the partners to exchange all of their interest in Latapack-Ball for a total of approximately 5.7 million treasury shares of Ball common stock and $17 million of cash. The acquisition of the noncontrolling interests in the joint venture was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball and its results are recorded in the beverage packaging, South America, segment.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the closing date of the Rexam acquisition. In June 2016, the company terminated the collar and option contracts with notional amounts that totaled approximately £1.4 billion ($1.8 billion). In connection with the December 2015 issuance of $1 billion senior notes due 2020, the company executed cross-currency swaps to convert this fixed-rate U.S. dollar debt to fixed-rate euro debt for the life of the notes to more effectively match the future cash flows of the company. The cross-currency swaps with a notional amount of $1 billion were terminated on June 30, 2016. These contracts were not designated as hedges for accounting purposes, and therefore, changes in the fair value of these contracts were recorded in the consolidated statements of earnings in business consolidation and other activities.

The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the acquisition of Rexam. As of June 30, 2016, the company terminated all interest rate swaps and interest rate option contracts. None of these contracts have been designated as hedges; therefore, changes in the fair value of these interest rate swap and option contracts have been recorded in the consolidated statements of earnings in debt refinancing and other costs, a component of total interest expense.

For further details related to the aforementioned currency exchange rate and interest rate risks, and the valuation of these derivatives, see Notes 5 and 20.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The facilities manufacture multiple-sized closures for the metal food container market, including high quality steel and aluminum easy-open ends. The financial results of Sonoco have been included in our food and aerosol packaging segment from the date of acquisition. The acquisition is not material to the company.

Food and Aerosol Specialty Tin Business

In October 2016, the company sold its specialty tin manufacturing facility in Baltimore, Maryland, for approximately $24 million in cash and recorded a $9 million gain on the sale.

5.  Business Consolidation and Other Activities

Following is a summary of business consolidation and other activity (charges) included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Beverage packaging, North and Central America	$(20)	$(19)	$(11)
Beverage packaging, South America	(15)	(3)	—
Beverage packaging, Europe	(24)	(10)	(9)
Food and aerosol packaging	(26)	—	(42)
Aerospace	—	1	(14)
Other	(252)	(164)	(5)
	$(337)	$(195)	$(81)

2016

Beverage Packaging, North and Central America

During 2016, the company recorded charges of $4 million for professional services and other costs associated with the acquisition of Rexam.

During 2016, the company also recorded charges of $4 million related to the plant closure in Bristol, Virginia, announced in 2015.

In December 2016, the company announced the planned closure of its beverage packaging facility in Reidsville, North Carolina, which is expected to cease production in the middle of 2017. Charges in the fourth quarter of 2016 were $9 million and comprised of  employee severance, pension and other benefits, asset impairments, and facility shut down and disposal costs.

Other charges in 2016 included $3 million of individually insignificant activities.

Beverage Packaging, South America

During 2016, the company recorded charges of $14 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in 2016 included $1 million of individually insignificant activities.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, Europe

During 2016, the company recorded charges of $22 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in 2016 included $2 million of individually insignificant activities.

Food and Aerosol Packaging

During the first quarter of 2016, the company announced the planned closure of its food and aerosol packaging flat sheet production and end-making facility in Weirton, West Virginia, which is expected to cease production in early 2017. Charges in 2016 of $18 million were composed of employee severance and benefits, facility shutdown costs, and asset impairment and disposal costs.

In October 2016, the company sold its specialty tin manufacturing facility in Baltimore, Maryland, which resulted in a gain on sale of $9 million.

During the fourth quarter of 2016, the company rationalized certain manufacturing equipment to align production capacity with its customer requirements. The fourth quarter charge of $10 million consisted of accelerated depreciation of the rationalized equipment and write-offs of costs associated with relocated assets.

Other charges in 2016 included $7 million of individually insignificant activities.

Other

During 2016, the company recorded the following charges:

•	Expense of $301 million for professional services and other costs associated with the acquisition of Rexam.
•

Foreign currency losses of  $173 million from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business and the revaluation of the euro-denominated debt issuance obtained in December 2015.

•	Expense of $108 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	A gain of $344 million in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $14 million for individually insignificant activities.

2015

Beverage Packaging, North and Central America

During 2015, the company announced the planned closure of its Bristol, Virginia, beverage packaging end-making facility, which ceased production in the second quarter of 2016. The closure will realign end-making capacities in North America to better position the company to meet customer demand. The company recorded charges of $19 million in 2015, which were comprised of $17 million in severance, pension and other employee benefits and other individually insignificant items totaling $2 million.

Beverage Packaging, South America

During 2015, the company recognized charges of $3 million for individually insignificant items.

Ball Corporation

Notes to the Consolidated Financial Statements

Beverage Packaging, Europe

During 2015, the company recorded a charge of $5 million for the write down of property held for sale to fair value less cost to sell.

During 2015, the company also recognized charges of $5 million for individually insignificant items.

Aerospace

During 2015, the company recognized a net of $1 million gain for individually insignificant items.

Other

During the year ended December 31, 2015, the company recorded the following charges:

•	Expenses of $139 million for professional services and other costs associated with the acquisition of Rexam announced in February 2015.
•

$14 million of net foreign currency gains and losses from the revaluation of foreign currency denominated restricted cash held to pay a portion of the cash component of the Rexam acquisition purchase price and the revaluation of the euro-denominated debt issuance in December 2015.

•	Expenses of $11 million for individually insignificant activities.

2014

Beverage Packaging, North and Central America

During September 2014, the company executed a lump sum buyout offer to certain terminated vested pension plan participants in its U.S. defined benefit pension plans. The offer provided participants with a one-time election to receive a lump-sum payout in full settlement of their remaining pension benefits. In connection with this offer, a non-cash charge of $14 million was recorded in the segment for the settlement of its pension benefit obligations in 2014.

During 2014, a fire occurred at a beverage packaging, U.S. facility. As a result, the company recorded a gain of $4 million to reflect the difference between the net book value of the impaired assets and the net insurance proceeds.

Also included in 2014 were net charges of $1 million related to ongoing costs related to previously closed facilities and other insignificant activities.

Beverage Packaging, Europe

The company recorded charges of $4 million, primarily for headcount reductions, cost-out initiatives and the relocation of the company’s former European headquarters from Germany to Switzerland.

Also included in 2014 were charges of $5 million related to the write-off of previously capitalized costs associated with the company’s Lublin, Poland, facility, and for other insignificant activities.

Food and Aerosol Packaging

In the fourth quarter of 2014, the company recorded a provision against the balance of a long-term receivable of $17 million as a result of the financial difficulties of a food and aerosol packaging segment customer. This provision represented the company's estimate of the most likely potential loss of value it expected to incur as a result of the financial condition of this customer.

Ball Corporation

Notes to the Consolidated Financial Statements

During 2014, the company recorded a non-cash charge of $10 million for the aforementioned settlement of its pension benefit obligations.

In 2014, the company recorded charges of $6 million related to a reduction in force to eliminate certain food can production in the Oakdale, California, facility, as well as charges related to voluntary separation programs. The year also included charges of $4 million for costs in connection with the announced closure of its Danville, Illinois, steel aerosol packaging facility. Additionally, charges of $5 million were recorded for previously closed facilities and other insignificant activities.

Aerospace

During 2014, the company recorded a non-cash charge of $14 million for the aforementioned settlement of its pension benefit obligations.

Other

During the year ended December 31, 2014, the company recorded the following charges:

•	Non-cash charge of $7 million for the aforementioned settlement of its pension benefit obligations.
•	Received compensation of $5 million for the reimbursement of severance costs incurred in connection with the company's closure and relocation of the Shenzhen, PRC, manufacturing facility in 2013.
•

Net charges of $2 million related to business reorganization activities in the company’s beverage packaging, Asia Pacific, operations, and for ongoing costs related to previously closed facilities and other insignificant activities.

•	Expenses of $1 million for individually insignificant items.

6.  Receivables

	December 31,
($ in millions)	2016	2015

Trade accounts receivable	$1,169	$759
Less allowance for doubtful accounts	(11)	(5)
Net trade accounts receivable	1,158	754
Other receivables	333	131
	$1,491	$885

Net accounts receivable under long-term contracts, due primarily from agencies of the U.S. government and their prime contractors, were $224 million and $196 million for the years ended December 31, 2016 and 2015, respectively, and included $165 million and $145 million at each period end, respectively, representing the recognized sales value of performance that was not yet billable to customers. The average length of the long-term contracts is approximately 2.5 years, and the average length remaining on those contracts at December 31, 2016, was one year. At December 31, 2016, $223 million of net accounts receivables is expected to be collected within the next year and is related to customary fees and cost withholdings that will be paid upon milestone or contract completions, as well as final overhead rate settlements.

Other receivables include income and sales tax receivables, certain vendor rebate receivables and other miscellaneous receivables.

Ball Corporation

Notes to the Consolidated Financial Statements

The company has entered into several regional uncommitted and committed accounts receivable factoring programs with various financial institutions for certain receivables of the company. Programs accounted for as true sales of the receivables, without recourse to Ball, had combined limits of approximately $970 million at December 31, 2016. A total of $596 million and $479 million were sold under these programs as of December 31, 2016 and 2015, respectively. Additionally, the company has programs that were not accounted for as true sales of the receivables, with combined limits of $30 million, under which $17 million was outstanding at December 31, 2016, and was reflected as short-term debt.

7.  Inventories

	December 31,
($ in millions)	2016	2015

Raw materials and supplies	$607	$438
Work-in-process and finished goods	839	504
Less inventory reserves	(33)	(44)
	$1,413	$898

8.  Property, Plant and Equipment

	December 31,
($ in millions)	2016	2015

Land	$105	$70
Buildings	1,301	1,023
Machinery and equipment	4,723	3,904
Construction-in-progress	503	408
	6,632	5,405
Accumulated depreciation	(2,245)	(2,719)
	$4,387	$2,686

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $349 million, $247 million and $240 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9.  Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2014	$561	$100	$914	$593	$9	$78	$2,255
Business acquisition	—	—	—	36	—	—	36
Effects of currency exchange rates	—	—	(97)	(17)	—	—	(114)
Balance at December 31, 2015	561	100	817	612	9	78	2,177
Business acquisitions	1,053	901	1,625	—	31	192	3,802
Business dispositions	—	(31)	(783)	(8)	—	—	(822)
Effects of currency exchange rates	—	—	(27)	(5)	—	(30)	(62)
Balance at December 31, 2016	$1,614	$970	$1,632	$599	$40	$240	$5,095

During the third quarter of 2016, the company made certain segment realignments as a result of the Rexam acquisition and sale of the Divestment Business. As a result, goodwill by segment has been retrospectively adjusted to conform to

Ball Corporation

Notes to the Consolidated Financial Statements

the current year presentation. No impairment charges were considered necessary or recorded for the company’s existing reporting units.

The company’s annual goodwill impairment test completed in the fourth quarter of 2016 indicated the fair value of the metal beverage packaging, Asia (Beverage Asia) reporting unit exceeded its carrying amount by approximately 23 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at December 31, 2016.

10.  Restricted Cash

In December 2015, the company issued €400 million of 3.5 percent senior notes due in December 2020 and €700 million of 4.375 percent senior notes due in December 2023.  Subsequent to the issuance, the company converted the net euro proceeds to British pounds and elected to restrict the funds in an acquisition escrow account. The company issued additional senior notes due in December 2020 for $1 billion. At December 31, 2015, £792 million ($1,167 million) was held in a British pound denominated escrow account and $987 million was held in a U.S. dollar escrow account.  In January 2016, the company converted the U.S. dollars into British pounds. In July 2016, the funds in the escrow accounts were used to pay a portion of the cash component of the acquisition price of Rexam.

11.  Intangibles Assets, net

	December 31,
($ in millions)	2016	2015

Acquired Rexam intangibles (net of accumulated amortization of $62 million at December 31, 2016)	$1,766	$—
Capitalized software (net of accumulated amortization of $87 million at December 31, 2016, and $116 million at December 31, 2015)	79	77
Other intangibles (net of accumulated amortization of $143 million at December 31, 2016, and $133 million at December 31, 2015)	89	118
	$1,934	$195

Total amortization expense of intangible assets amounted to $104 million, $39 million and $41 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which 2016 included $65 million in amortization of the acquired intangible assets from Rexam. Based on intangible asset values and currency exchange rates as of December 31, 2016, total annual intangible asset amortization expense is expected to be $170 million, $161 million, $154 million, $149 million and $138 million for the years 2017 through 2021, respectively, and $1,162 million combined for all years thereafter. Of these amounts, total annual intangible asset amortization expense related to the Rexam acquired intangible assets is expected to be $127 million for each of the years 2017 through 2020, $124 million for 2021, and $1,134 million combined for all years thereafter.

Ball Corporation

Notes to the Consolidated Financial Statements

12. Other Assets

	December 31,
($ in millions)	2016	2015

Long-term deferred tax assets	$443	$60
Long-term pension asset	147	2
Investments in affiliates	204	34
Company and trust-owned life insurance	146	137
Other	164	68
	$1,104	$301

13.  Leases

The company leases office, warehousing and manufacturing space and certain equipment in the packaging segments and office and technical space in the aerospace segment. Certain of the company’s leases in effect at December 31, 2016, include renewal options and/or escalation clauses for adjusting lease expense based on various factors. Under the company’s aircraft lease arrangements, Ball has the option to purchase some of its leased equipment at the end of the lease term, or if the company elects not to do so, to compensate the lessors for the difference between the fair market value of the equipment and the guaranteed minimum residual value. The company’s maximum risk under these lease agreements was approximately $20 million as of December 31, 2016.

Total noncancellable operating leases in effect at December 31, 2016, require rental payments of $44 million, $36 million, $31 million, $26 million and $22 million for the years 2017 through 2021, respectively, and $101 million combined for all years thereafter. Lease expense for all operating leases was $57 million, $66 million and $81 million in 2016, 2015 and 2014, respectively.

14.  Debt and Interest Costs

Long-term debt and interest rates in effect consisted of the following:

	December 31,
($ in millions)	2016	2015

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	736	760
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	421	435
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021 (2016 - 2.52%)	1,383	—
Term A loan, euro denominated, due June 2021 (2016 - 1.75%)	954	—
Multi-currency USD revolver due March 2021 (2016 - 2.47%)	190	—
Latapack-Ball Notes Payable, denominated in various currencies
(2015 - 4.35%)	—	168
Other (including debt issuance costs)	(45)	(85)
	7,389	5,028
Less: Current portion of long-term debt	(79)	(54)
	$7,310	$4,974

Ball Corporation

Notes to the Consolidated Financial Statements

Following is a summary of debt refinancing and other costs included in the consolidated statements of earnings:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$(49)	$(5)	$—
Economic hedge - interest rate risk	(20)	(16)	—
Refinance of bridge and revolving credit facilities	(30)	(16)	—
Amortization of unsecured, committed bridge facility financing fees	(7)	(23)	—
Redemption of 6.75% and 5.75% senior notes, due September 2020 and May 2021, respectively, and refinance of senior credit facilities	—	(57)	—
Redemption of 7.375% senior notes, due September 2019	—	—	(33)
Individually insignificant items	(3)	—	—
	$(109)	$(117)	$(33)

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion. At December 31, 2016, taking into account outstanding letters of credit, approximately $1.2 billion was available under these revolving credit facilities. In addition, the company had approximately $821 million of short-term uncommitted credit facilities available at December 31, 2016, of which $143 million was outstanding and due on demand. At December 31, 2015, the company had $23 million outstanding under short-term uncommitted credit facilities.  The weighted average interest rate of the outstanding short-term facilities was 1.67 percent at December 31, 2016, and 0.9 percent at December 31, 2015.

The financing of the Rexam acquisition included the following steps:

•

In February 2015, Ball entered into a revolving credit facility (2018 Revolver) to replace the existing approximate $1 billion revolving credit facility, repay its $93 million Term C loan, repay the outstanding balance on the existing revolving credit facility, redeem the 2020 and 2021 senior notes and repay the existing private placement debt of Rexam upon closing of the acquisition of Rexam. In June 2015, Ball issued $1 billion of 5.25 percent senior notes due in July 2025. Ball used the net proceeds of the offering and other available cash to repay borrowings under the 2018 Revolver and reduced the borrowing capacity under the 2018 Revolver from $3 billion to $2.25 billion.

•

Also in February 2015, the company entered into a £3.3 billion Bridge Facility, pursuant to which lending institutions agreed, subject to limited conditions, to provide financing necessary to pay the cash portion of the consideration payable to Rexam shareholders upon consummation of the acquisition of Rexam and related fees and expenses. In December 2015, the availability under the Bridge Facility was reduced to £1.9 billion. The Bridge Facility bore interest that varied depending on the amount borrowed and the duration that the facility was outstanding.  These interest charges totaled $16 million in 2016 are included in debt refinancing and other costs, a component of total interest expense, in the consolidated statements of earnings.

•

In March 2015, Ball redeemed its outstanding 6.75 percent senior notes and 5.75 percent senior notes due in September 2020 and May 2021, respectively, at a price per note of 103.375 percent and 106.096 percent, respectively, of the outstanding principal amounts plus accrued interest.

•

In December 2015, the company issued $1 billion of 4.375 percent senior notes, €400 million of 3.5 percent senior notes, all due in December 2020, and €700 million of 4.375 percent senior notes, due in December 2023. The company elected to restrict these proceeds in an escrow account, which enabled the reduction of its Bridge Facility capacity from £3.3 billion to £1.9 billion. Subsequent to June 30, 2016, the company used the proceeds to pay a portion of the cash purchase price payable in the Rexam acquisition. Until the Rexam acquisition was consummated, interest on these senior notes was included in debt refinancing and other costs.

•	In March 2016, Ball refinanced in full the Bridge Facility with a $1.4 billion term A loan facility available to

Ball Corporation

Notes to the Consolidated Financial Statements

Ball and a €1.1 billion term A loan facility available to a subsidiary of Ball (collectively, the Term Loans), and refinanced in full the 2018 Revolver with the 2021 Revolver, in each case under a five-year credit agreement.

•

In July 2016, the company used the proceeds from the Term Loans to pay a portion of the cash purchase price payable in the Rexam acquisition. Until the Rexam acquisition was consummated, interest on these senior notes was included in debt refinancing and other costs.

•

Ball assumed Rexam’s debt of approximately $2.8 billion, of which $2.7 billion was extinguished in July and August 2016. The company used the proceeds from the sale of the Divestment Business to partially extinguish the assumed Rexam debt.

•	In July 2016, Ball repaid the Latapack-Ball notes.

Fees paid in connection with obtaining financing, which totaled $32 million and $77 million in 2016 and 2015, respectively, are classified as other, net in cash flows from financing activities in the consolidated statements of cash flows. There were no significant debt issuances in 2014.

The fair value of the long-term debt was estimated to be $7.7 billion at December 31, 2016, which approximated the carrying value of $7.4 billion at December 31, 2016. The fair value was estimated to be $5.2 billion at December 31, 2015, which approximated the carrying value of $5.1 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Long-term debt obligations outstanding at December 31, 2016, have maturities (net of discounts of $77 million) of $64 million, $99 million, $334 million, $3,233 million and $183 million in the years ending December 31, 2017 through 2021, respectively, and $3,476 million thereafter.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding at December 31, 2016 and 2015, were $32 million and $16 million, respectively.

Interest payments were $190 million, $130 million and $169 million in 2016, 2015 and 2014, respectively.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. Note 23 includes further details about the company’s debt guarantees and Note 24 contains further details, as well as required condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 5 times at December 31, 2016, which changes to 4 times at December 31, 2017.

The company was in compliance with all loan agreements and debt covenants at December 31, 2016 and 2015, and has met all debt payment obligations.

Ball Corporation

Notes to the Consolidated Financial Statements

15.  Taxes on Income

The amount of earnings (loss) before income taxes is:

	Years Ended December 31,
($ in millions)	2016	2015	2014

U.S.	$(381)	$47	$280
Foreign	506	299	366
	$125	$346	$646

The provision (benefit) for income tax expense is:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Current
U.S.	$(3)	$26	$51
State and local	27	7	18
Foreign	143	76	69
Total current	167	109	138

Deferred
U.S.	(67)	(38)	9
State and local	(17)	(4)	(1)
Foreign	(209)	(20)	4
Total deferred	(293)	(62)	12
Tax provision (benefit)	$(126)	$47	$150

Ball Corporation

Notes to the Consolidated Financial Statements

The income tax provision recorded within the consolidated statements of earnings differs from the provision determined by applying the U.S. statutory tax rate to pretax earnings as a result of the following:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Statutory U.S. federal income tax	$44	$121	$226
Increase (decrease) due to:
Foreign tax rate differences including tax holidays	(71)	(51)	(57)
Permanent differences on business dispositions	(62)	—	—
Foreign subsidiaries restructuring	(145)	—	—
Non-deductible transaction costs	52	—	—
U.S. state and local taxes, net	6	2	7
U.S. taxes on foreign earnings, net of tax deductions and credits	21	2	12
U.S. manufacturing deduction	—	(4)	(7)
U.S. research and development tax credits	(9)	(15)	(9)
Uncertain tax positions, including interest	3	(4)	(8)
Company and trust-owned life insurance	(6)	(2)	(5)
Change in valuation allowances	46	—	—
Benefit from foreign equity compensation	(5)	—	—
Other, net	—	(2)	(9)
Provision (benefit) for taxes	$(126)	$47	$150
Effective tax rate expressed as a percentage of pretax earnings	(100.8)%	13.6%	23.2%

The 2016 full year effective income tax rate was negative 100.8 percent compared to 13.6 percent for 2015. The lower tax rate in 2016 compared to 2015 was primarily due to the tax benefit recorded for tax deductible goodwill created as a result of a current year legal entity restructuring in Brazil. The 2016 tax rate was also reduced for increased benefits from foreign tax rate differences related to current year acquisitions and by permanent differences on current year business dispositions. These amounts were partially offset by the tax impact of non-deductible transaction costs related to current year acquisitions and current year increases in valuation allowances, primarily for losses in the U.K. where no tax benefit is expected.

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

Ball’s Serbian subsidiary was granted an income tax holiday that applies to only a portion of earnings and expired at the end of 2015. In addition, the Serbian subsidiary was granted tax relief equal to 80 percent of additional local investment over a ten-year period that will expire in 2022. The tax relief may be used to offset tax on earnings not covered by the initial tax holiday and has $13 million remaining as of December 31, 2016. In 2011 and 2012, one of Ball’s Brazilian subsidiaries was granted two tax holidays expiring in 2021 and 2022. Under the terms of the holidays, a certain portion of Brazil earnings receive up to a 19 percent tax exemption. The exemption did not reduce income tax in 2016 but reduced income tax by $16 million in both 2015 and 2014. Ball’s newly acquired Brazilian subsidiaries also benefit from similar holidays with expiration dates from 2016 (extension to 2026 currently pending) to 2022. This exemption reduced income tax by $20 million in 2016. One of Ball’s Polish subsidiaries was granted a tax holiday in 2014 based on new capital investment. The holiday provides up to $34 million of tax relief over a ten-year period of which $32 million remained as of December 31, 2016.

Due to the U.S. tax status of certain Ball subsidiaries in Canada and the PRC, the company annually provides U.S. taxes on foreign earnings in those subsidiaries, net of any estimated foreign tax credits or deductions for foreign taxes. Current

Ball Corporation

Notes to the Consolidated Financial Statements

taxes are also provided on certain other undistributed earnings that are currently taxable in the U.S. In 2016, the tax amount increased due to expected current U.S. tax related to gains on the sale of certain European subsidiaries.  Net U.S. taxes provided in 2016, 2015 and 2014 were $21 million, $2 million and $12 million, respectively. Management’s intention is to indefinitely reinvest the undistributed earnings of Ball’s other foreign subsidiaries. The indefinite reinvestment assertion is supported by both long-term and short-term forecasts and U.S. financial requirements, including, but not limited to, operating cash flows, capital expenditures, debt maturities and dividends. As a result, the company has not provided deferred taxes on earnings in certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in its international operations. Retained earnings in non-U.S. subsidiaries totaled $2.6 billion as of December 31, 2016. It is not practical to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings to the U.S.; however, repatriation of these earnings could result in a material increase in the company’s effective tax rate.

Net income tax payments were $68 million, $58 million and $163 million in 2016, 2015 and 2014, respectively.

The significant components of deferred tax assets and liabilities were:

	December 31,
($ in millions)	2016	2015

Deferred tax assets:
Deferred compensation	$110	$110
Accrued employee benefits	188	113
Deferred revenue	34	—
Accrued pensions	228	177
Inventory and other reserves	87	21
Net operating losses, foreign tax credits and other tax attributes	425	105
Unrealized losses on currency exchange and derivative transactions	59	57
Goodwill and other intangible assets	100	—
Transaction costs	—	34
Other	64	35
Total deferred tax assets	1,295	652
Valuation allowance	(183)	(90)
Net deferred tax assets	1,112	562
Deferred tax liabilities:
Property, plant and equipment	(428)	(267)
Goodwill and other intangible assets	(590)	(155)
Other	(90)	(17)
Total deferred tax liabilities	(1,108)	(439)
Net deferred tax asset (liability)	$4	$123

The net deferred tax asset was included in the consolidated balance sheets as follows:

	December 31,
($ in millions)	2016	2015

Other current assets	$—	$96
Other assets	443	60
Other current liabilities	—	(3)
Deferred taxes and other liabilities	(439)	(30)
Net deferred tax asset	$4	$123

Ball Corporation

Notes to the Consolidated Financial Statements

At December 31, 2016, Ball’s European subsidiaries had capital and net operating loss carryforwards, primarily with no expiration date, of $437 million with a related tax benefit of $95 million. Ball’s Canadian subsidiaries had net operating loss carryforwards, expiring between 2027 and 2035, of $88 million with a related tax benefit of $23 million. Ball’s Asian subsidiaries had net operating loss carryforwards, expiring between 2019 and 2021, of $49 million with a related tax benefit of $13 million. One of Ball’s Mexican subsidiaries had net operating loss carryforwards, expiring between 2021 and 2025, of $19 million with a related tax benefit of $6 million. Ball’s South American subsidiaries had net operating loss carryforwards, with no expiration date, of $149 million with a related tax benefit of $51 million. Ball’s U.S. subsidiaries had federal net operating losses expiring between 2029 and 2034 of $316 million with a related tax benefit of $111 million. The U.S. Subsidiaries also had state net operating loss carryforwards with a tax benefit of $50 million that expire between 2017 and 2035. At December 31, 2016, the company had foreign tax credit carryforwards of $46 million expiring between 2018 and 2024; research and development tax credit carryforwards of $27 million expiring between 2028 and 2035 and alternative minimum tax credits of $6 million that do not expire.

Due to the uncertainty of ultimate realization, the European, Asian, Canadian and the U.S. state loss carryforwards have been offset by either full or partial valuation allowances while the U.S. federal net operating losses, the Mexican net operating losses, the South American net operating losses and the U.S. research and development and alternative minimum tax credits are expected to be fully utilized. The benefits of the foreign tax credit carryforwards have been fully offset by valuation allowances.

In 2016, the company’s overall valuation allowances increased by $93 million. The net increase was primarily due to valuation allowances recorded on net operating and capital losses of acquired Rexam subsidiaries in the U.K., France, and for U.S. state tax purposes, as well as for current year U.S. state net operating losses at Ball’s U.S. subsidiaries, partially offset by the release of valuation allowances on net operating losses for Ball’s Canadian subsidiaries, and by a release of valuation allowances on net operating losses due to dispositions of certain European subsidiaries.

A rollforward of the unrecognized tax benefits related to uncertain income tax positions at December 31 follows:

($ in millions)	2016	2015	2014

Balance at January 1	$51	$66	$78
Additions related to acquisitions	55	—	—
Additions based on tax positions related to the current year	18	1	1
Additions for tax positions of prior years	6	2	8
Reductions related to Divestment Business	(30)	—	—
Reductions for tax positions from prior years	(5)	—	—
Reductions for settlements	—	(8)	—
Reductions due to lapse of statute of limitations	(16)	(6)	(16)
Effect of foreign currency exchange rates	(2)	(4)	(5)
Balance at December 31	$77	$51	$66

The annual provisions for income taxes included tax expense related to uncertain tax positions, including interest and penalties of $3 million in 2016, and tax benefits of $4 million and $8 million in 2015 and 2014, respectively.

At December 31, 2016, the amounts of unrecognized tax benefits that, if recognized, would reduce tax expense were $95 million. Within the next 12 months, the company does not expect unrecognized tax benefits to decrease as a result of settlements with various taxing jurisdictions. The company and its subsidiaries file various income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The U.S. federal statute of limitations is closed for years prior to 2013. With a few exceptions, the company is no longer subject to examination by state and local tax authorities for years prior to 2009. The company’s significant non-U.S. filings are in Germany, France, the U.K., Spain, the Netherlands, Poland, Serbia, Switzerland, Sweden, Russia, Turkey, Egypt, Saudi Arabia, the PRC, Canada, Brazil, the Czech

Ball Corporation

Notes to the Consolidated Financial Statements

Republic, Mexico, Chile and Argentina. At December 31, 2016, the company is either under examination or has been notified of a pending examination by tax authorities in Germany, the U.K., Hong Kong, Canada and various U.S. states.

As part of the sale of the Divestment Business to Ardagh on June 30, 2016, the company provided an indemnification for the related portion of the uncertain tax positions of the Divested Business.  The indemnification is accounted for as a guarantee and the company has recognized a liability equal to the fair value of the indemnity of $36 million.

The company recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. Ball recognized $3 million of tax expense, $2 million of tax benefit and $1 million of tax expense in 2016, 2015 and 2014, respectively, for potential interest on these items. At December 31, 2016, 2015 and 2014, the accrual for uncertain tax positions included potential interest expense of $10 million, $9 million and $11 million, respectively. The company has accrued penalties of $10 million in 2016. No penalties were accrued in 2015 or 2014.

16.  Employee Benefit Obligations

	December 31,
($ in millions)	2016	2015

Underfunded defined benefit pension liabilities	$963	$707
Less current portion	(25)	(19)
Long-term defined benefit pension liabilities	938	688
Retiree medical and other postemployment benefits	226	148
Deferred compensation plans	272	281
Other	61	30
	$1,497	$1,147

During 2016, Ball acquired 11 pension plans and two retiree medical plans as part of the Rexam acquisition and divested plans in certain foreign countries. The company’s pension plans cover U.S., Canadian and various European employees meeting certain eligibility requirements. The defined benefit plans for salaried employees, as well as those for hourly employees in Germany, Sweden, the U.K. and Ireland provide pension benefits based on employee compensation and years of service. Plans for North American hourly employees provide benefits based on fixed rates for each year of service. While the German, Swedish and certain U.S. plans are not funded, the company maintains book reserves, and annual additions to the reserves are generally tax deductible. With the exception of the unfunded German, Swedish and certain U.S. plans, our policy is to fund the defined benefit plans in amounts at least sufficient to satisfy statutory funding requirements taking into consideration deductibility under existing tax laws and regulations.

The company provides employees with statutory termination indemnity benefits in various countries. These indemnity benefits vary based on country specific requirements and criteria, such as years of service or age. At December 31, 2016, the amount of liability included in other above associated with these plans totaled $15 million.

The company also participates in three multi-employer defined benefit plans for which Ball is not the sponsor. The aggregated expense in 2016 for these plans of $2 million, which approximated the total annual funding, is included in the summary of net periodic benefit cost. The risks of participating in multi-employer pension plans are different from single-employer plans. Assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.  In the event that Ball withdraws from participation in one of these plans, then applicable law could require the company to make additional lump-sum contributions to the plan. The company’s withdrawal liability for any multi-employer defined benefit pension plan would depend on the extent of the plan’s funding of vested benefits. Additionally, if a multi-employer defined benefit pension plan fails to satisfy certain minimum funding requirements, the IRS may impose a nondeductible excise tax of 5 percent on the amount of the accumulated funding deficiency for those employers contributing to the plan.

Ball Corporation

Notes to the Consolidated Financial Statements

Defined Benefit Pension Plans

Amounts recognized in the consolidated balance sheets for the funded status consisted of:

	December 31,
	2016			2015
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Long-term pension asset	$—	$147	$147	$—	$2	$2
Defined benefit pension liabilities (a)	(679)	(284)	(963)	(374)	(333)	(707)
	$(679)	$(137)	$(816)	$(374)	$(331)	$(705)

(a)	As part of the Rexam acquisition, there is an unfunded, non-qualified U.S. plan obligation of $33 million that has been annuitized with a corresponding asset of $33 million recorded in other assets.

An analysis of the change in benefit accruals for 2016 and 2015 follows:

	December 31,
	2016				2015
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign		Total

Change in projected benefit obligation:
Benefit obligation at prior year end	$1,362	$647		$2,009	$1,416	$743		$2,159
Service cost	58	14		72	52	15		67
Interest cost	96	58		154	57	18		75
Benefits paid	(161)	(94)		(255)	(100)	(28)		(128)
Net actuarial (gains) losses	(47)	344		297	(71)	(37)		(108)
Business acquisition	1,888	3,196		5,084	—	—		—
Business divestiture	—	(440)		(440)	—	—		—
Other	(10)	2		(8)	8	—		8
Effect of exchange rates	—	(290)		(290)	—	(64)		(64)
Benefit obligation at year end	3,186	3,437		6,623	1,362	647		2,009
Change in plan assets:
Fair value of assets at prior year end	988	316		1,304	1,098	337		1,435
Actual return on plan assets	(17)	163		146	(11)	10		(1)
Employer contributions	111	185		296	1	2		3
Contributions to unfunded plans (a)	4	18		22	—	18		18
Benefits paid	(161)	(94)		(255)	(100)	(28)		(128)
Business acquisition	1,592	3,296		4,888	—	—		—
Business divestiture	—	(303)		(303)	—	—		—
Other	(10)	2		(8)	—	—		—
Effect of exchange rates	—	(283)		(283)	—	(23)		(23)
Fair value of assets at end of year	2,507	3,300		5,807	988	316		1,304
Underfunded status	$(679)	$(137)	(a)	$(816)	$(374)	$(331)	(a)	$(705)

(a)

The company’s German, Swedish and certain U.S. plans are unfunded and the liabilities are included in the company’s consolidated balance sheets. Benefits are paid directly by the company to the participants. The unfunded German, Swedish and certain U.S. plans (all acquired as part of Rexam) represented $246 million, $20 million and $40 million of the total underfunded status at December 31, 2016, respectively. The German plans represented $317 million of the underfunded status at December 31, 2015.

Ball Corporation

Notes to the Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive (earnings) loss, including other post employment benefits, consisted of:

	December 31,
	2016			2015
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Net actuarial loss	$585	$272	$857	$587	$129	$716
Net prior service cost (credit)	11	—	11	11	(2)	9
Tax effect and currency exchange rates	(232)	(46)	(278)	(253)	(27)	(280)
	$364	$226	$590	$345	$100	$445

The accumulated benefit obligation for all U.S. defined benefit pension plans was $3,130 million and $1,302 million at December 31, 2016 and 2015, respectively. The accumulated benefit obligation for all foreign defined benefit pension plans was $3,433 million and $593 million at December 31, 2016 and 2015, respectively. Following is the information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2016			2015
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Projected benefit obligation	$3,186	$326	$3,512	$1,362	$359	$1,721
Accumulated benefit obligation	3,130	322	3,452	1,302	339	1,640
Fair value of plan assets (a)	2,507	43	2,550	988	35	1,023

(a)	The German, Swedish and certain U.S. plans are unfunded and, therefore, there is no fair value of plan assets associated with them.

Components of net periodic benefit cost were:

	Years Ended December 31,
	2016				2015			2014
($ in millions)	U.S.	Foreign		Total	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$58	$14		$72	$52	$15	$67	$46	$14	$60
Interest cost	96	58		154	57	18	75	62	26	88
Expected return on plan assets	(106)	(70)		(176)	(79)	(20)	(99)	(83)	(17)	(100)
Amortization of prior service cost	(1)	—		(1)	(1)	—	(1)	—	(1)	(1)
Recognized net actuarial loss	32	6		38	39	9	48	30	8	38
Curtailment and settlement losses (gains) including special termination benefits (a)	—	80	(a)	80	5	—	5	45	—	45
Net periodic benefit cost for Ball sponsored plans	79	88		167	73	22	95	100	30	130

Net periodic benefit cost for multi-employer plans	2	—		2	1	—	1	2	—	2
Total net periodic benefit cost	$81	$88		$169	$74	$22	$96	$102	$30	$132

(a)	In June 2016, as part of the sale of the Divestment Business, Ball divested plans in certain locations. The

Ball Corporation

Notes to the Consolidated Financial Statements

divestitures in certain locations resulted in a non-cash curtailment charge of $80 million.

In September 2014, the company executed a lump sum buyout offer to certain terminated vested pension plan participants in its U.S. defined benefit pension plans. The offer provided participants with a one-time election to receive a lump-sum payout in full settlement of their remaining pension benefit. The company recorded a non-cash charge of $45 million for the settlement of its pension benefit obligations in connection with this offer in 2014, based on pension asset values and liabilities at the time of the settlement.

The estimated actuarial net loss and net prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2017 are a loss of $38 million and a cost of $2 million, respectively.

Contributions to the company’s defined benefit pension plans, not including the unfunded German, Swedish and certain U.S. plans, are expected to be approximately $180 million for the U.S. and $10 million for the foreign plans in 2017. This estimate may change based on changes in the Pension Protection Act, actual plan asset performance and available company cash flow, among other factors. Benefit payments related to these U.S. plans are expected to be approximately $230 million for each of the years 2017 through 2021 and a total of $1,116 million for the years 2022 through 2026. Benefit payments for the foreign plans, excluding the German and Swedish plans, are expected to be $128 million, $132 million, $136 million, $140 million and $144 million for the years ending December 31, 2017 through 2021, respectively, and a total of $794 million for the years 2022 through 2026. Rexam agreed to establish and fund an escrow cash account in the amount of $171 million on behalf of the acquired Rexam U.K. pension plan which was subsequently contributed to the U.K. pension plan in July 2016 and is reflected as employer contributions in the change in plan assets.

Benefit payments to participants in the unfunded German, Swedish and certain U.S. plans are expected to be between $20 million to $22 million in each of the years 2017 through 2021 and a total of $87 million for the years 2022 through 2026.

Weighted average assumptions used to determine benefit obligations for the significant North American plans at December 31 were:

	U.S.			Canada
	2016 (a)	2015	2014	2016	2015	2014
Discount rate	4.26%	4.60%	4.15%	3.50%	3.50%	3.50%
Rate of compensation increase	4.14%	4.80%	4.80%	NA	3.00%	3.00%

(a)	In 2016, the weighted average assumptions for U.S. pension plans include pension plans assumed as part of the Rexam acquisition.

Weighted average assumptions used to determine benefit obligations for the significant European plans at December 31 were:

	U.K.			Germany
	2016 (a)	2015	2014	2016 (a)	2015	2014
Discount rate	2.70%	3.75%	3.75%	1.54%	2.25%	1.75%
Rate of compensation increase	4.30%	3.00%	3.00%	2.50%	2.50%	2.50%
Pension increase	3.30%	3.15%	3.15%	1.50%	1.75%	1.75%

(a)	In 2016, the U.K. weighted average assumptions are for the acquired Rexam plan only, and the German assumptions include pension plans assumed as part of the Rexam acquisition and one legacy Ball plan.

The discount and compensation increase rates used above to determine the benefit obligations at December 31, 2016, will be used to determine net periodic benefit cost for 2017. A reduction of the expected return on pension assets

Ball Corporation

Notes to the Consolidated Financial Statements

assumption by one quarter of a percentage point would result in an approximate $15 million increase in 2017 pension expense, while a quarter of a percentage point reduction in the discount rate applied to the pension liability would result in an estimated reduction of pension expense of approximately $2 million in 2017.

Weighted average assumptions used to determine net periodic benefit cost for the significant North American plans for the years ended December 31 were:

	U.S. (a)			Canada
	2016	2015	2014	2016	2015	2014
Discount rate	4.60%	4.15%	5.00%	3.50%	3.50%	4.25%
Rate of compensation increase	4.98%	4.80%	4.80%	NA	3.00%	3.00%
Expected long-term rate of return on assets	6.88%	7.25%	7.25%	4.00%	4.00%	4.56%

(a)	In 2016, the weighted average assumptions for U.S. pension plans include pension plans assumed as part of the Rexam acquisition.

Weighted average assumptions used to determine net periodic benefit cost for the significant European plans for the years ended December 31 were:

	U.K. (a)			Germany (a)
	2016	2015	2014	2016	2015	2014
Discount rate	2.90%	3.75%	4.50%	1.29%	1.75%	3.25%
Rate of compensation increase	3.80%	3.00%	4.25%	2.00%	2.50%	2.75%
Pension increase	2.80%	3.15%	3.40%	1.50%	1.75%	1.75%
Expected long-term rate of return on assets	3.40%	6.50%	6.50%	N/A	N/A	N/A

(a)	In 2016, the U.K. assumption is for the Rexam plan acquired only and the German weighted average assumptions include pension plans assumed as part of the Rexam acquisition and one legacy Ball plan.

Current financial accounting standards require that the discount rates used to calculate the actuarial present value of pension and other postretirement benefit obligations reflect the time value of money as of the measurement date of the benefit obligation and reflect the rates of return currently available on high-quality, fixed-income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. In addition, changes in the discount rate assumption should reflect changes in the general level of interest rates.

In selecting the discounts rates for the various pension plans at December 31, 2016, the expected or hypothetical payments were reviewed for each plan.  The expected or hypothetical payments were discounted using the spot rates from the actuarial Yield Curve for each plan to obtain a single equivalent discount rate that is appropriate for the duration of each plan.

The assumption related to the expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits over the life of the plans. The assumption was based upon Ball’s pension plan asset allocations, investment strategies and the views of investment managers, consultants and other large pension plan sponsors. Some reliance was placed on the historical and expected asset returns of our plans. An asset-allocation optimization model was used to project future asset returns using simulation and asset class correlation. The analysis included expected future risk premiums, forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indexes, expected inflation and real risk-free interest rate assumptions and the fund’s expected asset allocation.

The expected long-term rates of return on assets were calculated by applying the expected rate of return to a market related value of plan assets at the beginning of the year, adjusted for the weighted average expected contributions and

Ball Corporation

Notes to the Consolidated Financial Statements

benefit payments. The market related value of plan assets used to calculate the expected return was $6,068 million for 2016, $1,395 million for 2015 and $1,471 million for 2014.

For pension plans, accumulated actuarial gains and losses in excess of a 10 percent corridor and the prior service cost are amortized over the average remaining service period of active participants or over the average life expectancy for plans with significant inactive participants.

Defined Benefit Pension Plan Assets

Policies and Allocation Information

Pension investment committees or scheme trustees of the company and its relevant subsidiaries establish investment policies and strategies for the plan assets. The investment policies and strategies include the following common themes to: (1) provide for long-term growth of principal without undue exposure to risk, (2) minimize contributions to the plans, (3) minimize and stabilize pension expense and (4) achieve a rate of return above the market average for each asset class over the long term. The pension investment committees are required to regularly, but no less frequently than once annually, review asset mix and asset performance, as well as the performance of the investment managers. Based on their reviews, which are generally conducted quarterly, investment policies and strategies are revised as appropriate.

Target asset allocations are set using a minimum and maximum range for each asset category as a percent of the total funds’ market value. Following are the target asset allocations established as of December 31, 2016:

	U.S.
	Legacy Ball		Legacy Rexam		Canada	Ireland	U.K.

Cash and cash equivalents	0-10%		0-2%		—%	—%	50-80	%(c)
Equity securities	10-75	%(a)	13-18%		5%	44-52%	5-40%
Fixed income securities	25-70	%(b)	75-95%		95%	37-47%	50-80	%(c)
Completion	—%		10-20	%(d)	—%	—%	—%
Alternative investments	0-35%		—%		—%	9-11%	0-20%

(a)

Equity securities may consist of: (1) up to 25 percent large cap equities, (2) up to 10 percent mid cap equities, (3) up to 10 percent small cap equities, (4) up to 35 percent foreign equities and (5) up to 35 percent special equities. Holdings in Ball Corporation common stock or Ball bonds cannot exceed 5 percent of the trust’s assets.

(b)	Debt securities may include up to 10 percent non-investment grade bonds, up to 10 percent bank loans and up to 15 percent international bonds.
(c)	The target allocation for fixed income securities and cash and cash equivalents combined is 50 to 80 percent.
(d)	Completion assets are fixed income derivatives to manage interest rate and credit exposure for the entire asset portfolio.

The actual weighted average asset allocations for Ball’s defined benefit pension plans, which individually were within the established targets for each country for that year, were as follows at December 31:

	2016	2015
Cash and cash equivalents	6%	2%
Equity securities	18%	37%
Fixed income securities	68%	52%
Alternative investments	8%	9%
	100%	100%

Ball Corporation

Notes to the Consolidated Financial Statements

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

NAV practical expedient: Includes certain commingled fixed income and equity funds as well as limited partnership and other funds. Certain of the partnership investments receive fair market valuations on a quarterly basis. Certain other commingled funds and partnerships invest in market-traded securities, both on a long and short basis. These investments are valued using quoted market prices. For the partnership that invests in timber properties, a detailed valuation is performed by an independent appraisal firm every three years. In the interim years, the investment manager updates the independently prepared valuation for property value changes, timber growth, harvesting, etc.

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

Ball Corporation

Notes to the Consolidated Financial Statements

The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The levels assigned to the defined benefit plan assets are summarized in the tables below:

	December 31, 2016
($ in millions)	Level 1	Level 2	Total

U.S. pension assets, at fair value (includes U.S. Rexam assets):
Cash and cash equivalents	$—	$185	$185
Corporate equity securities:
Consumer discretionary	53	—	53
Financials	43	—	43
Healthcare	27	—	27
Industrials	47	—	47
Information technology	66	—	66
Other	39	—	39
U.S. government and agency securities:
FHLMC mortgage backed securities	—	17	17
FNMA mortgage backed securities	—	64	64
Municipal bonds	—	49	49
Treasury bonds	85	—	85
Other	8	18	26
Corporate bonds and notes:
Communications	—	58	58
Consumer discretionary	—	57	57
Consumer staples	—	64	64
Financials	—	280	280
Healthcare	—	98	98
Industrials	—	115	115
Information technology	—	84	84
Oil and gas	—	122	122
Private placement	—	76	76
Utilities	—	139	139
Other	—	71	71
Commingled funds
International	17	—	17
Total level 1 and level 2	$385	$1,497	1,882
Other investments measured at net asset value (a)			625
Total assets			$2,507

(a)

In accordance with recently adopted accounting guidance, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

Ball Corporation

Notes to the Consolidated Financial Statements

	December 31, 2015
	Level 1	Level 2	Total
($ in millions)

U.S. pension assets, at fair value:
Cash and cash equivalents	$3	$66	$69
Corporate equity securities:
Consumer discretionary	47	—	47
Financials	37	—	37
Healthcare	26	—	26
Industrials	61	—	61
Information technology	53	—	53
Other	34	—	34
U.S. government and agency securities:
FHLMC mortgage backed securities	—	14	14
FNMA mortgage backed securities	—	56	56
Treasury bonds	32	—	32
Other	12	12	24
Corporate bonds and notes:
Financials	—	92	92
Industrials	—	21	21
Oil and gas	—	22	22
Private placement	—	37	37
Other	—	103	103
Commingled funds
International	16	—	16
Other	—	1	1
Total level 1 and level 2	$321	$424	745
Other investments measured at net asset value (a)			243
Total assets			$988

(a)

In accordance with recently adopted accounting guidance, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

	December 31,
($ in millions)	2016	2015
	Level 1	Level 2
U.K. pension assets, at fair value (a):
Cash and cash equivalents	$279	$11
Fixed income commingled funds	1,538	—
Other	31	—
Total level 1	1,848	11
Other investments measured at net asset value (b)	1,374	261
Total assets	$3,222	$272

(a) The 2016 assets include only acquired Rexam plan.

(b) In accordance with recently adopted accounting guidance, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair

Ball Corporation

Notes to the Consolidated Financial Statements

value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the change in plan assets reconciliation.

At December 31, 2016, the pension assets for Canada of $36 million and Ireland of $35 million were measured at fair value using the NAV per share (or its equivalent) practical expedient.  The Canadian pension assets include commingled fixed income and equity funds. The Irish pension assets contain commingled fixed income, equity and alternative investment funds. At December 31, 2015, the Canadian pension assets of $37 million consisted of Level 2 $7 million fixed income securities and $30 million of other investments measured using the NAV practical expedient.

Other Postemployment Benefits

The company sponsors postretirement health care and life insurance plans for certain U.S. and Canadian employees. Also, post retirement health care and life insurance plans were acquired as part of the Rexam acquisition. Employees may also qualify for long-term disability, medical and life insurance continuation and other postemployment benefits upon termination of active employment prior to retirement. All of the Ball-sponsored postretirement health care and life insurance plans are unfunded and, with the exception of life insurance benefits, are self-insured.

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

An analysis of the change in other postretirement benefit accruals for 2016 and 2015 follows:

($ in millions)	2016	2015

Change in benefit obligation:
Benefit obligation at prior year end	$135	$154
Service cost	3	2
Interest cost	8	6
Benefits paid	(16)	(9)
Net actuarial (gain) loss	(18)	(17)
Business acquisition	120	—
Special termination benefits	—	2
Effect of exchange rates and other	—	(3)
Benefit obligation at year end	$232	$135

Ball Corporation

Notes to the Consolidated Financial Statements

Components of net periodic benefit cost were:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Service cost	$3	$2	$2
Interest cost	8	6	7
Amortization of prior service cost	(1)	(1)	(1)
Recognized net actuarial loss (gain)	(3)	(2)	(1)
Special termination benefits	—	2	—
Net periodic benefit cost	$7	$7	$7

Approximately $4 million of estimated net actuarial gain and $1 million of prior service benefit will be amortized from accumulated other comprehensive earnings (loss) into net periodic benefit cost during 2017.

The assumptions for the U.S. and Canadian plans were based upon a long-term forecast of medical and direct trends and claims data projected forward using generally accepted actuarial methods. For other postretirement benefits, accumulated actuarial gains and losses and prior service cost are amortized over the average remaining service period of active participants.

Weighted average assumptions used to determine benefit obligations for the other postretirement benefit plans at December 31 were:

	U.S.			Canada
	2016 (a)	2015	2014	2016	2015	2014
Discount rate	4.16%	4.60%	4.15%	3.50%	3.50%	3.50%
Rate of compensation increase (b)	4.50%	N/A	N/A	NA	NA	NA

(a)	In 2016, the weighted average assumptions for U.S. other postretirement benefit plans include plans assumed as part of the Rexam acquisition.
(b)	In 2016, the rate of compensation increase is not applicable for the U.S. Ball other postretirement benefit plans.

Weighted average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans at December 31 were:

	U.S.			Canada
	2016 (a)	2015	2014	2016	2015	2014
Discount rate	4.04%	4.15%	5.00%	3.50%	3.50%	4.25%
Rate of compensation increase (b)	4.50%	N/A	N/A	NA	NA	NA

(a)	In 2016, the weighted average assumptions for U.S. other postretirement benefit plans include plans assumed as part of the Rexam acquisition.
(b)	In 2016, the rate of compensation increase is not applicable for the U.S. Ball other postretirement benefit plans.

For the U.S. health care plans at December 31, 2016, a 7 percent health care cost trend rate was used for pre-65 and post-65 benefits, and trend rates were assumed to increase to 5 percent in 2021 and remain at that level thereafter. For the Canadian plans, a 4.75 percent health care cost trend rate was used, which was assumed to increase to 5 percent by 2018 and remain at that level in subsequent years. Benefit payment caps exist in many of the company’s health care plans.

Contributions to the company’s other postretirement plans are expected to be approximately $24 million in 2017. This estimate may change based on available company cash flow, among other factors. Benefit payments related to these plans are expected to be between $22 million and $24 million in each of the years ending December 31, 2017, through 2021 and a total of $94 million for the years 2022 through 2026.

Ball Corporation

Notes to the Consolidated Financial Statements

Health care cost trend rates can have an effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the total of service and interest cost by less than $1 million and the postretirement benefit obligation by $8 million. A one-percentage point decrease would decrease the total of service and interest cost by less than $1 million and the postretirement benefit obligation by $6 million.

Deferred Compensation Plans

Certain management employees may elect to defer the payment of all or a portion of their annual incentive compensation into the company’s deferred compensation plan and/or the company’s deferred compensation stock plan. The employee becomes a general unsecured creditor of the company with respect to any amounts deferred. Amounts deferred into the deferred compensation stock plan receive a 20 percent company match with a maximum match of $20,000 per year. Amounts deferred into the deferred compensation stock plan are represented in the participant's account as stock units, with each unit having a value equivalent to one share of Ball’s common stock. Participants in the deferred compensation stock plan are generally allowed to reallocate a prescribed number of units to other notional investment funds subject to specified time constraints.

Other Benefit Plans

The company matches U.S. salaried employee contributions to the 401(k) plan with shares of Ball common stock up to 100 percent of the first 3 percent of a participant’s salary plus 50 percent of the next 2 percent. The expense associated with the company match amounted to $25 million in 2016 and $24 million in both 2015 and 2014.

In addition, substantially all employees within the company’s aerospace segment who participate in Ball’s 401(k) plan may receive a performance-based matching cash contribution of up to 4 percent of base salary. The company recognized no additional compensation expenses related to this program in 2016 and 2015 and $5 million of additional compensation expense in 2014.

17.  Shareholders’ Equity

At December 31, 2016, the company had 550 million shares of common stock and 15 million shares of preferred stock authorized, both without par value. Preferred stock includes 550,000 authorized but unissued shares designated as Series A Junior Participating Preferred Stock.

The company’s share repurchases, net of issuances, totaled $59 million in 2016, $100 million in 2015 and $360 million in 2014.

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

Ball Corporation

Notes to the Consolidated Financial Statements

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)		Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2014	$(18)	$(500)		$(4)	$(522)
Other comprehensive earnings (loss) before reclassifications	(165)	25		(18)	(158)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	30		10	40
Balance at December 31, 2015	(183)	(445)		(12)	(640)
Other comprehensive earnings (loss) before reclassifications	(146)	(227)	(a)	46	(327)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	82	(b)	(56)	26
Balance at December 31, 2016	$(329)	$(590)		$(22)	$(941)

(a)

Includes $195 million of after tax net actuarial loss at December 31, 2016, for the remeasurement of acquired plans and $38 million of after tax actuarial loss at June 30, 2016, for the remeasurement of divested plans.

(b)	Amount includes $60 million, net of tax, from plans sold with the Divestment Business.

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Years Ended December 31,
($ in millions)	2016	2015	2014

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(1)	$5	$(6)
Commodity contracts recorded in cost of sales	(7)	(23)	(27)
Currency exchange contracts recorded in selling, general and administrative	4	2	—
Cross-currency swaps recorded in selling, general and administrative	64	—	—
Interest rate contracts recorded in interest expense	(1)	—	—
Commodity and currency exchange contracts attributable to the Divestment Business recorded in business consolidation and other activities	(5)	—	—
Total before tax effect	54	(16)	(33)
Tax benefit (expense) on amounts reclassified into earnings	2	6	3
Recognized gain (loss)	$56	$(10)	$(30)

Amortization of pension and other postretirement benefits (a):
Prior service income (cost)	$2	$1	$1
Actuarial gains (losses)	(35)	(48)	(37)
Effect of pension settlement	(80)	—	(45)
Total before tax effect	(113)	(47)	(81)
Tax benefit (expense) on amounts reclassified into earnings	31	17	30
Recognized gain (loss)	$(82)	$(30)	$(51)

(a)	These components are included in the computation of net periodic benefit cost included in Note 16.

Ball Corporation

Notes to the Consolidated Financial Statements

Noncontrolling Interest

Ball acquired the remaining interests in its Latapack-Ball joint venture in Brazil for consideration of approximately 5.7 million treasury shares of Ball common stock, valued at $403 million, and $17 million in cash. The accounting guidance requires changes in noncontrolling interests that do not result in a change of control to be recorded as an equity transaction. Where there is a difference between the fair value of consideration paid and the carrying value of the noncontrolling interest, it is recorded to common stock. The difference of $220 million between the noncontrolling interest carrying value of $200 million at the time of acquisition and the fair value of the consideration paid of $420 million was recorded as a decrease to common stock. The acquisition of the joint venture company was completed in December 2015, and Latapack-Ball is now a wholly owned subsidiary of Ball Corporation.

18.  Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock on the date of grant. In the case of stock options, payment must be made by the employee at the time of exercise in cash or with shares of stock owned by the employee, which are valued at fair market value on the date exercised. For SSARs, the employee receives the share equivalent of the difference between the fair market value on the date exercised and the exercise price of the SSARs exercised. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. A summary of outstanding stock option and SSAR activity for the year ended December 31, 2016, follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Beginning of year	9,716,251	$37.50
Granted	1,287,432	67.21
Exercised	(2,040,183)	31.81
Canceled/forfeited	(290,309)	57.72
End of period	8,673,191	42.57

Vested and exercisable, end of period	5,937,866	$33.71
Reserved for future grants	4,809,631

The weighted average remaining contractual term for all options and SSARs outstanding at December 31, 2016, was 5.2 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was $282 million. The weighted average remaining contractual term for options and SSARs vested and exercisable at December 31, 2016, was 3.9 years and the aggregate intrinsic value was $246 million. The company received $36 million, $22 million and $23 million from options exercised during 2016, 2015 and 2014, respectively, and the intrinsic value associated with these exercises was $45 million, $33 million and $31 million for the same periods, respectively. The tax benefit associated with the company’s stock compensation programs was $22 million for 2016, and was reported as other financing activities in the consolidated statement of cash flows. The total fair value of options and SSARs vested during 2016, 2015 and 2014 was $13 million, $12 million and $13 million, respectively.

These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in July 2016, January 2016, February 2015 and January 2014 have estimated weighted average fair values at the date of grant of $16.71 per share, $18.58 per share, $14.20 per share and $9.81 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance that the value realized by

Ball Corporation

Notes to the Consolidated Financial Statements

an employee will equal the fair value estimated at the grant date. The fair values were estimated using the following weighted average assumptions:

	2016 Grants		2015 Grants		2014 Grants

Expected dividend yield	0.73%		0.79%		1.06%
Expected stock price volatility	24.14%		22.11%		21.41%
Risk-free interest rate	1.22%		1.39%		1.65%
Expected life of options (in years)	6.10	years	5.85	years	5.50	years

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

Following is a summary of restricted stock activity for the year ended December 31, 2016:

		Weighted
	Number of	Average
	Shares/Units	Grant Price

Beginning of year	861,945	$45.27
Granted	382,903	74.13
Vested	(201,662)	46.9
Canceled/forfeited	(25,125)	52.79
End of period	1,018,061	55.62

In 2016, 2015 and 2014, the company’s board of directors granted 132,818, 116,559 and 143,305 performance-contingent restricted stock units (PCEQs), respectively, to key employees.  These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date are based on the company’s increase in economic valued added (EVA®) dollars compared to the EVA® dollars generated in the calendar year prior to the grant and ranging from zero to 200 percent of each participant’s assigned award opportunity. If the minimum performance goals are not met, the shares will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate. The expense associated with the performance-contingent grants totaled $15 million in 2016, and $7 million in 2015 and 2014.

For the years ended December 31, 2016, 2015 and 2014, the company recognized in selling, general and administrative expenses pretax expense of $35 million ($22 million after tax), $25 million ($15 million after tax) and $25 million ($16 million after tax), respectively, for share-based compensation arrangements. At December 31, 2016, there was $57 million of total unrecognized compensation cost related to nonvested share‑based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 2.5 years.

In connection with the company’s employee stock purchase plan, the company contributes 20 percent of each participating employee’s monthly payroll deduction up to a maximum employee contribution of $500 toward the purchase of Ball Corporation common stock. Company contributions for this plan were $4 million in each of 2016, 2015 and 2014.

Ball Corporation

Notes to the Consolidated Financial Statements

19.  Earnings Per Share

	Years Ended December 31,
($ in millions, except per share amounts; shares in thousands)	2016	2015	2014

Net earnings attributable to Ball Corporation	$263	$281	$470

Basic weighted average common shares	158,271	137,300	138,508
Effect of dilutive securities	3,171	3,684	3,922
Weighted average shares applicable to diluted earnings per share	161,442	140,984	142,430

Per basic share	$1.66	$2.05	$3.39
Per diluted share	$1.63	$1.99	$3.30

Certain outstanding options and SSARs were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the proceeds, including the unrecognized compensation and windfall tax benefits, exceeded the average closing stock price for the period). The options and SSARs excluded totaled 1 million in 2016 and 2015. There were no options or SSARs excluded in 2014.

20.  Financial Instruments and Risk Management

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

At December 31, 2016, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $705 million, of which approximately $643 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that expire within the next three years. Included in shareholders’ equity at December 31, 2016, within accumulated other comprehensive earnings (loss) is a net after-tax gain of $17 million associated with these

Ball Corporation

Notes to the Consolidated Financial Statements

contracts. A net gain of $12 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at December 31, 2016, included pay-fixed interest rate swaps with notional amounts of approximately $500 million, which effectively convert variable rate obligations to fixed-rate instruments. The after-tax gain included in shareholders’ equity at December 31, 2016, within accumulated other comprehensive earnings (loss) was $1 million. The contracts outstanding at December 31, 2016, expire within one year.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage significant currency exposures. At December 31, 2016, the company had outstanding exchange forward contracts and option contracts with notional amounts totaling approximately $1.6 billion. Approximately $3 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at December 31, 2016, of which a net loss of $4 million is expected to be recognized in the consolidated statement of earnings during the next 12 months. The contracts outstanding at December 31, 2016, expire within the next two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk on foreign currency denominated intercompany debt in the second quarter of 2016. Approximately, $37 million of net after-tax loss related to the intercompany debt is included in accumulated other comprehensive earnings at December 31, 2016, none of which is expected to be recognized in the consolidated statement of earnings during the next 12 months. As of December 31, 2016, the fair value of the cross-currency swap was a $39 million gain. The contract expires within the next four years.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2017 and August 2017 and that have a combined notional value of 1.3 million shares. Based on current levels in the program, each $1 change in the company’s stock price has an impact, net of derivatives utilized, of $1 million on pretax earnings. As of December 31, 2016, the fair value of the swap was a $2 million loss. As of December

Ball Corporation

Notes to the Consolidated Financial Statements

31, 2015, the fair value of the swap was a $3 million gain. All gains and losses on the total return swap are recorded in the consolidated statement of earnings in selling, general and administrative expenses.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of December 31, 2016 and 2015, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $44 million and $69 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

Ball has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of December 31, 2016 and 2015, and presented those values in the table below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2016			December 31, 2015
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$17	$1	$18	$6	$4	$10
Foreign currency contracts	1		1	2	6	8
Interest rate and other contracts	—	21	21	—	3	3
Total current derivative contracts	$18	$22	$40	$8	$13	$21

Commodity contracts	$7	$—	$7	$1	$—	$1
Interest rate and other contracts	39	—	39	—	2	2
Total noncurrent derivative contracts	$46	$—	$46	$1	$2	$3

Liabilities:
Commodity contracts	$3	$—	$3	$12	$5	$17
Foreign currency contracts	—	22	22	—	33	33
Total current derivative contracts	$3	$22	$25	$12	$38	$50

Commodity contracts	$—	$—	$—	$8	$—	$8
Interest rate and other contracts	—	—	—	—	23	23
Total noncurrent derivative contracts	$—	$—	$—	$8	$23	$31

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by

Ball Corporation

Notes to the Consolidated Financial Statements

discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. The company additionally evaluates counterparty creditworthiness and, as of December 31, 2016, has not identified any circumstances requiring that the reported values of our financial instruments be adjusted.

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Years Ended December 31,
		2016		2015		2014
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(1)	$—	$5	$1	$(6)	$3
Commodity contracts - manage exposure to supplier pricing	Cost of sales	(7)	(4)	(23)	(5)	(27)	1
Interest rate contracts - manage exposure for outstanding debt	Interest expense	(1)	—	—	—	—	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	(20)	—	(16)	—	—
Foreign currency contracts - manage exposure to sales of products	Cost of sales	1	1	—	2	—	(1)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	3	53	2	(7)	—	(24)
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(191)	—	(41)	—	—
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	(4)	—	(7)	—	—
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	64	—	—	—	—	—
Commodity contracts and currency exchange contracts - attributed to the Divestment Business	Business consolidation and other activities	(5)	—	—	—	—	—
Equity contracts	Selling, general and administrative	—	(1)	—	4	—	(2)
Total		$54	$(166)	$(16)	$(69)	$(33)	$(23)

Ball Corporation

Notes to the Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Years Ended December 31,
($ in millions)	2016	2015	2014

Amounts reclassified into earnings:
Commodity contracts	$8	$18	$33
Cross currency swap contracts	(64)	—	—
Interest rate contracts	1	—	—
Commodity and currency exchange contracts attributed to the divestment business	5	—	—
Currency exchange contracts	(4)	(2)	—
Change in fair value of cash flow hedges:
Commodity contracts	22	(29)	4
Interest rate contracts	(1)	—	—
Cross currency swap contracts	39	—	—
Currency exchange contracts	3	4	1
Foreign currency and tax impacts	(19)	1	(3)
	$(10)	$(8)	$35

21.  Quarterly Results of Operations (Unaudited)

The company’s quarters in both 2016 and 2015 ended on March 31, June 30, September 30 and December 31.

($ in millions, except per share amounts)	First Quarter	Second Quarter (c)	Third Quarter (c)	Fourth Quarter	Total

2016
Net sales	$1,756	$2,030	$2,752	$2,523	$9,061
Gross profit (a)	275	367	372	406	1,420
Earnings before taxes	$(209)	$192	$50	$92	$125
Net earnings (loss) attributable to Ball Corporation	$(127)	$307	$31	$52	$263

Basic earnings (loss) per share (b):	$(0.90)	$2.16	$0.18	$0.30	$1.66

Diluted earnings (loss) per share (b):	$(0.90)	$2.11	$0.17	$0.29	$1.63

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Net sales	$1,923	$2,172	$2,097	$1,805	$7,997
Gross profit (a)	305	336	346	308	1,295
Earnings before taxes	$28	$238	$17	$63	$346
Net earnings attributable to Ball Corporation	$21	$160	$45	$55	$281

Basic earnings per share (b):	$0.15	$1.16	$0.32	$0.40	$2.05

Diluted earnings per share (b):	$0.15	$1.13	$0.32	$0.39	$1.99

(a)	Gross profit is shown after depreciation and amortization related to cost of sales of $345 million and $242 million for the years ended December 31, 2016 and 2015, respectively.

Ball Corporation

Notes to the Consolidated Financial Statements

(b)

Earnings per share calculations for each quarter are based on the weighted average shares outstanding for that period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

(c)	Amounts have been revised as disclosed below.

The unaudited quarterly results of operations included business consolidation and other activities that affected the company’s operating performance. Further details are included in Note 5.

Revision of the Second and Third Quarter 2016 Unaudited Condensed Consolidated Financial Statements

As described in Note 1, the company has elected to revise its previously issued second and third quarter unaudited condensed consolidated financial statements to facilitate comparisons among periods. The following are selected line items from our financial statements illustrating the effect of the error corrections thereon.

($ in millions, except per share amounts)	Quarter to date June 30, 2016

2016	As Previously Reported	Adjustments (a)	As revised
Business consolidation and other activities	$27	$1	$28
Earnings before interest and taxes	278	1	279
Earnings before taxes	191	1	192
Tax (provision) benefit	146	(32)	114
Net earnings	338	(31)	307
Net earnings attributable to Ball Corporation	338	(31)	307

Basic earnings per share	2.38	(0.22)	2.16
Diluted earnings per share	2.33	(0.22)	2.11

($ in millions, except per share amounts)	Quarter to date September 30, 2016

2016	As Previously Reported	Adjustments (b)	As revised
Net sales	$2,815	$(63)	$2,752
Cost of sales (excluding depreciation and amortization)	(2,338)	63	(2,275)
Business consolidation and other activities	(79)	16	(63)
Earnings before interest and taxes	116	16	132
Earnings before taxes	34	16	50
Tax (provision) benefit	(38)	15	(23)
Net earnings	3	31	34
Net earnings attributable to Ball Corporation	-	31	31

Basic earnings per share	-	0.18	0.18
Diluted earnings per share	-	0.17	0.17

(a)	The company revised the amounts originally reported for the second quarter of 2016 for the following items:
•

Recorded $13 million of expense in business consolidation and other activities for payroll tax obligations associated with compensation arrangements for the Rexam acquisition that should have been accrued at change of control in the second quarter of 2016. Previously, the company identified this error during the third quarter of 2016, and recorded and disclosed the correction in the third quarter of 2016 as an out-of-period adjustment.

Ball Corporation

Notes to the Consolidated Financial Statements

•

Recorded $14 million of additional net gain on the sale of the Divestment Business in business consolidation and other activities for assets received by the buyer that should have been included in the amount owed to the company and liabilities that should have been derecognized by the company at the date of sale, as well as other insignificant items.

•

Recorded $30 million of tax expense associated with using an incorrect tax basis for the gain on the sale of the Divestment Business and an additional $2 million of tax expense associated with the tax effects of the adjustments above.

(b)	The company revised the amounts originally reported for the third quarter of 2016 for the following items:
•

Reduced net sales and cost of sales (excluding depreciation and amortization) by $63 million to present net sales and cost of sales on a net basis associated with intercompany and transactions where the company is acting as an agent.

•

Reversed the $13 million charge in business consolidation and other activities for payroll tax payments for compensation arrangements previously recorded as an out of period amount as discussed in (a) above.

•

Reversed the $3 million charge recorded to the gain on the sale of the Divestment Business in business consolidation and other activities that was originally recorded in the third quarter of 2016 that should have been recorded in the second quarter of 2016, as discussed in (a) above.  The charge was to write-off an asset that was sold in the Divestment Business.

•

Recorded a $16 million tax benefit associated with the release of deferred taxes related to the acquisition of Rexam for the step-up of inventory value that flowed through to cost of sales in the third quarter of 2016 and $1 million of tax expense for the tax effects of the adjustments above.

22.  Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety; and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $45 million in the aggregate and have been included in other current liabilities and deferred taxes and other liabilities at December 31, 2016.

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

In November 2012, the USEPA wrote to the company asserting that it is one of at least 50 PRPs with respect to the Lower Duwamish site located in Seattle, Washington, based on the company’s ownership of a glass container plant prior to 1995, and notifying the company of a proposed remediation action plan. An allocator has been selected to begin data review on over 30 industrial companies and government entities and at least two PRP groups have begun to discuss various allocation proposals, and this process may last approximately one more year. During the third quarter of 2014, the PRP groups voted to include 20 new members. The USEPA issued the site Record of Decision (ROD) on December 2, 2014. Ball submitted its initial responses to the allocator’s questionnaire in March 2015, and after reviewing submissions from the PRPs alleging deficiencies in certain of Ball’s responses, the allocator denied certain of the allegations and directed the company to answer others, to which Ball responded during the fourth quarter of 2016. A group of de minimis PRPs, including Ball, have retained a technical consultant to assist with their positions vis-à-vis larger PRPs. Total site remediation costs of $342 million, to cover remediation of approximately 200 acres of river bottom, are expected according to the proposed remediation action plan, which does not include $100 million that has already been spent, and which will be allocated among the numerous PRPs in due course. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam, with such discovery expected to begin during the first half of 2017. Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

On September 16, 1971, Rexham Corporation (Rexham) was incorporated as a wholly owned subsidiary of Riegel Paper Company (Riegel). On September 23, 1971, Riegel, Federal Paper Board Company (Federal), and Rexham entered into an Agreement and Plan of Reorganization (the 1971 Agreement) pursuant to which Riegel spun-off its packaging business into the newly formed Rexham. Federal retained Riegel’s paper group pursuant to a merger with Riegel. International Paper Company (International Paper) and Georgia Pacific Corporation (Georgia Pacific) are successors to Riegel. Image Products Group, LLC (IPG) is the successor to Rexham. Rexam Inc. (RI) sold IPG to Sun Coating Acquisition Corp. (Sun) in 2002 and agreed to indemnify Sun and IPG for certain environmental liabilities of Rexham.

Ball Corporation

Notes to the Consolidated Financial Statements

On November 4, 2011, International Paper and Georgia Pacific filed a complaint against RI and IPG alleging that pursuant to the 1971 Agreement, IPG and RI are liable for 50 percent of the clean-up costs at the Crown Vantage Landfill (the Site). The Site is an inactive industrial landfill on the Delaware River in Hunterdon County, New Jersey that was operated by Riegel and its successors from the 1930’s to the 1970’s. The EPA conducted an emergency clean up at the Site after a 2004 flood exposed drums and other waste. Georgia Pacific took over the clean-up at the Site. Georgia Pacific later sued International Paper as a successor to Riegel. Georgia Pacific and International Paper entered into a settlement agreement under which International Paper accepted responsibility for the Site. The litigation against IPG and RI centers on the interpretation of the 1971 Agreement and whether it allocated the Site liabilities to the paper group of Riegel, which merged with and into Federal, a predecessor of International Paper, or to the packaging group of Riegel, which was spun off to Rexham.

Georgia Pacific and International Paper claim they have incurred past costs at the Site of approximately $14 million, and that Rexam’s share of these costs is approximately $7 million. Georgia Pacific and International Paper have also asserted that they have incurred $30 million in remediation costs at the Curtis Paper Superfund site, the former paper mill adjacent to the Site. In addition, Georgia Pacific, International Paper and the EPA have claimed that Rexam is responsible for certain other non-material amounts associated with the Curtis Paper and related sites.

On October 17, 2016, representatives of Ball/Rexam and Georgia Pacific and International Paper participated in a court ordered mediation in New Jersey in an attempt to resolve this matter. No resolution was reached. Trial is scheduled for the third quarter of 2017, and we will continue to explore various ways to reach an acceptable result and otherwise mitigate the effect of the claims. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

A former Rexam Personal Care site in Annecy, France was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place during 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during Q1 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan will be proposed to the French Environmental Authorities (DREAL) in 2017. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company’s operations in Brazil are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and indirect tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact the company’s results of operations, financial position or cash flows. Under customary local regulations, the company’s Brazilian subsidiaries may need to post cash or other collateral if the process to challenge any administrative assessment proceeds to the Brazilian court system; however, the level of any potential cash or collateral required would not significantly impact the liquidity of those subsidiaries or Ball Corporation.

The company is continuing to evaluate various lawsuits, claims and proceedings, to which subsidiaries of Rexam are a party, including those described in this Note 22. Certain of these lawsuits, claims and proceedings, including several environmental matters and several governmental assessments in Brazil, may involve substantial amounts. If the company determines that any such matters are material, further details will be provided regarding these matters and their impact on the company’s results of operations, liquidity or financial condition.

Ball Corporation

Notes to the Consolidated Financial Statements

23.  Indemnifications and Guarantees

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

Ball Corporation

Notes to the Consolidated Financial Statements

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

24.  Subsidiary Guarantees of Debt

The following condensed consolidating financial information is presented in accordance with SEC Regulations S-X Rule 3-10, Financial statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and comprises two separate and distinct presentations.

For purposes of each presentation of condensed consolidating financial information, the subsidiaries of the company providing the guarantees are referred to as the guarantor subsidiaries, and subsidiaries of the company other than the guarantor subsidiaries are referred to as the non-guarantor subsidiaries. The eliminating adjustments substantively consist of intercompany transactions and the elimination of equity investments and earnings of subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required.

Ball Corporation

Notes to the Consolidated Financial Statements

Guarantees Relating to Shelf Registration Statement

The first presentation of condensed consolidating financial information relates to the Registration Statement on Form S-3 registering debt securities of the company and the full and unconditional, joint and several guarantees of such debt securities by certain 100 percent owned domestic subsidiaries of the company. The following is condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, 2015 and 2014.  The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,589	$4,697	$(225)	$9,061

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,756)	(3,765)	225	(7,296)
Depreciation and amortization	(5)	(142)	(306)	—	(453)
Selling, general and administrative	(58)	(171)	(283)	—	(512)
Business consolidation and other activities	(577)	(46)	286	—	(337)
Equity in results of subsidiaries	692	459	—	(1,151)	—
Intercompany	345	(245)	(100)	—	—
	397	(3,901)	(4,168)	(926)	(8,598)

Earnings (loss) before interest and taxes	397	688	529	(1,151)	463
Interest expense	(207)	—	(22)	—	(229)
Debt refinancing and other costs	(97)	—	(12)	—	(109)
Total interest expense	(304)	—	(34)	—	(338)
Earnings (loss) before taxes	93	688	495	(1,151)	125
Tax (provision) benefit	170	(67)	23	—	126
Equity in results of affiliates, net of tax	—	—	15	—	15
Net earnings	263	621	533	(1,151)	266
Less net earnings attributable to
noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to
Ball Corporation	$263	$621	$530	$(1,151)	$263

Comprehensive earnings (loss) attributable to Ball Corporation	$(38)	$382	$262	$(644)	$(38)

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,788	$3,259	$(50)	$7,997

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,959)	(2,551)	50	(6,460)
Depreciation and amortization	(6)	(132)	(148)	—	(286)
Selling, general and administrative	(80)	(170)	(200)	—	(450)
Business consolidation and other activities	(159)	(18)	(18)	—	(195)
Equity in results of subsidiaries	453	215	—	(668)	—
Intercompany	207	(175)	(32)	—	—
	415	(4,239)	(2,949)	(618)	(7,391)

Earnings (loss) before interest and taxes	415	549	310	(668)	606
Interest expense	(139)	5	(9)	—	(143)
Debt refinancing and other costs	(115)	—	(2)	—	(117)
Total interest expense	(254)	5	(11)	—	(260)
Earnings (loss) before taxes	161	554	299	(668)	346
Tax (provision) benefit	120	(110)	(57)	—	(47)
Equity in results of affiliates, net of tax	—	2	2	—	4
Net earnings	281	446	244	(668)	303
Less net earnings attributable to
noncontrolling interests	—	—	(22)	—	(22)
Net earnings attributable to
Ball Corporation	$281	$446	$222	$(668)	$281

Comprehensive earnings (loss) attributable to Ball Corporation	$163	$328	$100	$(428)	$163

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,103	$3,479	$(12)	$8,570

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,207)	(2,708)	12	(6,903)
Depreciation and amortization	(6)	(128)	(147)	—	(281)
Selling, general and administrative	(77)	(185)	(204)	—	(466)
Business consolidation and other activities	(11)	(67)	(3)	—	(81)
Equity in results of subsidiaries	470	265	—	(735)	—
Intercompany	254	(216)	(38)	—	—
	630	(4,538)	(3,100)	(723)	(7,731)

Earnings (loss) before interest and taxes	630	565	379	(735)	839
Interest expense	(150)	3	(13)	—	(160)
Debt refinancing and other costs	(33)	—	—	—	(33)
Total interest expense	(183)	3	(13)	—	(193)
Earnings (loss) before taxes	447	568	366	(735)	646
Tax (provision) benefit	23	(99)	(74)	—	(150)
Equity in results of affiliates, net of tax	—	1	1	—	2
Net earnings	470	470	293	(735)	498
Less net earnings attributable to
noncontrolling interests	—	—	(28)	—	(28)
Net earnings attributable to
Ball Corporation	$470	$470	$265	$(735)	$470

Comprehensive earnings (loss) attributable to Ball Corporation	$198	$210	$91	$(301)	$198

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$2	$(11)	$606	$—	$597
Receivables, net	96	450	945	—	1,491
Intercompany receivables	39	125	963	(1,127)	—
Inventories, net	—	516	897	—	1,413
Other current assets	40	33	79	—	152
Total current assets	177	1,113	3,490	(1,127)	3,653
Noncurrent assets
Property, plant and equipment, net	23	1,087	3,277	—	4,387
Investment in subsidiaries	7,815	2,289	79	(10,183)	—
Goodwill	—	990	4,105	—	5,095
Intangible assets, net	18	76	1,840	—	1,934
Other assets	94	20	990	—	1,104
Total assets	$8,127	$5,575	$13,781	$(11,310)	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$141	$—	$81	$—	$222
Accounts payable	18	771	1,244	—	2,033
Intercompany payables	1,010	52	65	(1,127)	—
Accrued employee costs	25	135	155	—	315
Other current liabilities	138	65	196	—	399
Total current liabilities	1,332	1,023	1,741	(1,127)	2,969
Noncurrent liabilities
Long-term debt	6,337	—	973	—	7,310
Employee benefit obligations	347	440	710	—	1,497
Intercompany long-term notes	(3,142)	178	2,964	—	—
Deferred taxes and other liabilities	(181)	218	819	—	856
Total liabilities	4,693	1,859	7,207	(1,127)	12,632

Common stock	1,038	635	4,426	(5,061)	1,038
Preferred stock	—	—	5	(5)	—
Retained earnings	4,739	3,893	2,589	(6,482)	4,739
Accumulated other comprehensive earnings (loss)	(942)	(812)	(552)	1,365	(941)
Treasury stock, at cost	(1,401)	—	—	—	(1,401)
Total Ball Corporation shareholders' equity	3,434	3,716	6,468	(10,183)	3,435
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,434	3,716	6,574	(10,183)	3,541
Total liabilities and shareholders' equity	$8,127	$5,575	$13,781	$(11,310)	$16,173

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$219	$—	$224
Receivables, net	40	224	621	—	885
Intercompany receivables	137	517	6	(660)	—
Inventories, net	—	516	382	—	898
Other current assets	49	84	44	—	177
Total current assets	231	1,341	1,272	(660)	2,184
Noncurrent assets
Property, plant and equipment, net	14	1,026	1,646	—	2,686
Investment in subsidiaries	3,688	2,135	79	(5,902)	—
Goodwill	—	967	1,210	—	2,177
Intangible assets, net	19	83	93	—	195
Restricted cash	2,154	—	—	—	2,154
Other assets	152	19	130	—	301
Total assets	$6,258	$5,571	$4,430	$(6,562)	$9,697

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1	$—	$76	$—	$77
Accounts payable	19	792	690	—	1,501
Intercompany payables	105	1	554	(660)	—
Accrued employee costs	16	133	80	—	229
Other current liabilities	146	60	129	—	335
Total current liabilities	287	986	1,529	(660)	2,142
Noncurrent liabilities
Long-term debt	4,859	—	115	—	4,974
Employee benefit obligations	342	466	339	—	1,147
Intercompany long-term notes	(371)	192	179	—	—
Deferred taxes and other liabilities	(110)	183	100	—	173
Total liabilities	5,007	1,827	2,262	(660)	8,436

Common stock	962	1,042	375	(1,417)	962
Preferred stock	—	—	5	(5)	—
Retained earnings	4,557	3,276	2,062	(5,338)	4,557
Accumulated other comprehensive earnings (loss)	(640)	(574)	(284)	858	(640)
Treasury stock, at cost	(3,628)	—	—	—	(3,628)
Total Ball Corporation shareholders' equity	1,251	3,744	2,158	(5,902)	1,251
Noncontrolling interests	—	—	10	—	10
Total shareholders' equity	1,251	3,744	2,168	(5,902)	1,261
Total liabilities and shareholders' equity	$6,258	$5,571	$4,430	$(6,562)	$9,697

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(1,051)	$136	$1,109	$194

Cash flows from investing activities capital expenditures	(15)	(222)	(369)	(606)
Business acquisition, net of cash acquired	2,303	(36)	(5,646)	(3,379)
Proceeds from dispositions, net of cash sold	1,010	24	1,904	2,938
Decrease in restricted cash	1,966	—	—	1,966
Settlement of Rexam acquisition related derivatives	(252)	—	—	(252)
Other, net	2	4	(1)	5
Cash provided by (used in) investing activities	5,014	(230)	(4,112)	672

Cash flows from financing activities
Long-term borrowings	2,610	—	1,760	4,370
Repayments of long-term borrowings	(1,038)	—	(3,586)	(4,624)
Net change in short-term borrowings	71	—	(48)	23
Proceeds from issuances of common stock	48	—	—	48
Acquisitions of treasury stock	(107)	—	—	(107)
Common dividends	(83)	—	—	(83)
Intercompany	(5,467)	86	5,381	—
Other, net	(2)	(3)	(9)	(14)
Cash provided by (used in) financing activities	(3,968)	83	3,498	(387)

Effect of exchange rate changes on cash	2	—	(108)	(106)

Change in cash and cash equivalents	(3)	(11)	387	373
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$2	$(11)	$606	$597

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(13)	$568	$452	$1,007

Cash flows from investing activities capital expenditures	(8)	(194)	(326)	(528)
Business acquisition, net of cash acquired	—	(29)	—	(29)
Proceeds from dispositions, net of cash sold	—	—	1	1
Restricted cash, net	(2,183)	—	—	(2,183)
Settlement of Rexam acquisition related derivatives	(16)	—	—	(16)
Other, net	23	8	3	34
Cash provided by (used in) investing activities	(2,184)	(215)	(322)	(2,721)

Cash flows from financing activities
Long-term borrowings	4,509	—	15	4,524
Repayments of long-term borrowings	(2,301)	—	(129)	(2,430)
Net change in short-term borrowings	(2)	(7)	(84)	(93)
Proceeds from issuances of common stock	36	—	—	36
Acquisitions of treasury stock	(136)	—	—	(136)
Common dividends	(72)	—	—	(72)
Intercompany	249	(341)	92	—
Other, net	(73)	(2)	(17)	(92)
Cash provided by (used in) financing activities	2,210	(350)	(123)	1,737

Effect of exchange rate changes on cash	(10)	(3)	23	10

Change in cash and cash equivalents	3	—	30	33
Cash and cash equivalents – beginning of period	2	—	189	191
Cash and cash equivalents – end of period	$5	$—	$219	$224

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$68	$368	$576	$1,012

Cash flows from investing activities capital expenditures	(10)	(182)	(199)	(391)
Proceeds from dispositions, net of cash sold	—	—	6	6
Other, net	(8)	(10)	12	(6)
Cash provided by (used in) investing activities	(18)	(192)	(181)	(391)

Cash flows from financing activities
Long-term borrowings	375	—	37	412
Repayments of long-term borrowings	(690)	(1)	(207)	(898)
Net change in short-term borrowings	2	(22)	88	68
Proceeds from issuances of common stock	37	—	—	37
Acquisitions of treasury stock	(397)	—	—	(397)
Common dividends	(73)	—	—	(73)
Intercompany	470	(153)	(317)	—
Other, net	17	—	(12)	5
Cash provided by (used in) financing activities	(259)	(176)	(411)	(846)

Effect of exchange rate changes on cash	(8)	—	8	—

Change in cash and cash equivalents	(217)	—	(8)	(225)
Cash and cash equivalents – beginning of period	219	—	197	416
Cash and cash equivalents – end of period	$2	$—	$189	$191

Ball Corporation

Notes to the Consolidated Financial Statements

Guarantees Relating to Senior Notes

The second presentation of condensed consolidating financial information relates to the existing senior notes issued by the company, and the full and unconditional guarantee of such senior notes on a joint and several basis by certain domestic subsidiaries of the company.  Each of the guarantor subsidiaries is 100 percent owned by the company.  As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are to be guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, 2015 and 2014.  The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,589	$4,698	$(226)	$9,061

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,756)	(3,766)	226	(7,296)
Depreciation and amortization	(5)	(142)	(306)	—	(453)
Selling, general and administrative	(58)	(204)	(250)	—	(512)
Business consolidation and other activities	(577)	(49)	289	—	(337)
Equity in results of subsidiaries	692	503	(33)	(1,162)	—
Intercompany	345	(259)	(86)	—	—
	397	(3,907)	(4,152)	(936)	(8,598)

Earnings (loss) before interest and taxes	397	682	546	(1,162)	463
Interest expense	(207)	—	(22)	—	(229)
Debt refinancing and other costs	(97)	—	(12)	—	(109)
Total interest expense	(304)	—	(34)	—	(338)
Earnings (loss) before taxes	93	682	512	(1,162)	125
Tax (provision) benefit	170	(122)	78	—	126
Equity in results of affiliates, net of tax	—	—	15	—	15
Net earnings	263	560	605	(1,162)	266
Less net earnings attributable to
noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to
Ball Corporation	$263	$560	$602	$(1,162)	$263

Comprehensive earnings (loss) attributable to Ball Corporation	$(38)	$296	$334	$(630)	$(38)

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$4,788	$3,259	$(50)	$7,997

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(3,959)	(2,551)	50	(6,460)
Depreciation and amortization	(6)	(132)	(148)	—	(286)
Selling, general and administrative	(80)	(170)	(200)	—	(450)
Business consolidation and other activities	(159)	(18)	(18)	—	(195)
Equity in results of subsidiaries	453	215	—	(668)	—
Intercompany	207	(175)	(32)	—	—
	415	(4,239)	(2,949)	(618)	(7,391)

Earnings (loss) before interest and taxes	415	549	310	(668)	606
Interest expense	(139)	5	(9)	—	(143)
Debt refinancing and other costs	(115)	—	(2)	—	(117)
Total interest expense	(254)	5	(11)	—	(260)
Earnings (loss) before taxes	161	554	299	(668)	346
Tax (provision) benefit	120	(110)	(57)	—	(47)
Equity in results of affiliates, net of tax	—	2	2	—	4
Net earnings	281	446	244	(668)	303
Less net earnings attributable to
noncontrolling interests	—	—	(22)	—	(22)
Net earnings attributable to
Ball Corporation	$281	$446	$222	$(668)	$281

Comprehensive earnings (loss) attributable to Ball Corporation	$163	$328	$100	$(428)	$163

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Earnings
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$5,103	$3,479	$(12)	$8,570

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(4,207)	(2,708)	12	(6,903)
Depreciation and amortization	(6)	(128)	(147)	—	(281)
Selling, general and administrative	(77)	(185)	(204)	—	(466)
Business consolidation and other activities	(11)	(67)	(3)	—	(81)
Equity in results of subsidiaries	470	265	—	(735)	—
Intercompany	254	(216)	(38)	—	—
	630	(4,538)	(3,100)	(723)	(7,731)

Earnings (loss) before interest and taxes	630	565	379	(735)	839
Interest expense	(150)	3	(13)	—	(160)
Debt refinancing and other costs	(33)	—	—	—	(33)
Total interest expense	(183)	3	(13)	—	(193)
Earnings (loss) before taxes	447	568	366	(735)	646
Tax (provision) benefit	23	(99)	(74)	—	(150)
Equity in results of affiliates, net of tax	—	1	1	—	2
Net earnings	470	470	293	(735)	498
Less net earnings attributable to
noncontrolling interests	—	—	(28)	—	(28)
Net earnings attributable to
Ball Corporation	$470	$470	$265	$(735)	$470

Comprehensive earnings (loss) attributable to Ball Corporation	$198	$210	$91	$(301)	$198

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$2	$(11)	$606	$—	$597
Receivables, net	96	450	945	—	1,491
Intercompany receivables	39	467	963	(1,469)	—
Inventories, net	—	516	897	—	1,413
Other current assets	40	39	73	—	152
Total current assets	177	1,461	3,484	(1,469)	3,653
Noncurrent assets
Property, plant and equipment, net	23	1,087	3,277	—	4,387
Investment in subsidiaries	7,815	4,291	423	(12,529)	—
Goodwill	—	985	4,110	—	5,095
Intangible assets, net	18	76	1,840	—	1,934
Other assets	94	306	704	—	1,104
Total assets	$8,127	$8,206	$13,838	$(13,998)	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$141	$—	$81	$—	$222
Accounts payable	18	772	1,243	—	2,033
Intercompany payables	1,010	53	408	(1,471)	—
Accrued employee costs	25	152	138	—	315
Other current liabilities	138	69	192	—	399
Total current liabilities	1,332	1,046	2,062	(1,471)	2,969
Noncurrent liabilities
Long-term debt	6,337	—	973	—	7,310
Employee benefit obligations	347	760	390	—	1,497
Intercompany long-term notes	(3,142)	2,018	1,122	2	—
Deferred taxes and other liabilities	(181)	267	770	—	856
Total liabilities	4,693	4,091	5,317	(1,469)	12,632

Common stock	1,038	1,120	6,301	(7,421)	1,038
Preferred stock	—	—	5	(5)	—
Retained earnings	4,739	3,832	2,661	(6,493)	4,739
Accumulated other comprehensive earnings (loss)	(942)	(837)	(552)	1,390	(941)
Treasury stock, at cost	(1,401)	—	—	—	(1,401)
Total Ball Corporation shareholders' equity	3,434	4,115	8,415	(12,529)	3,435
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,434	4,115	8,521	(12,529)	3,541
Total liabilities and shareholders' equity	$8,127	$8,206	$13,838	$(13,998)	$16,173

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Balance Sheet
	December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$219	$—	$224
Receivables, net	40	224	621	—	885
Intercompany receivables	137	517	6	(660)	—
Inventories, net	—	516	382	—	898
Other current assets	49	84	44	—	177
Total current assets	231	1,341	1,272	(660)	2,184
Noncurrent assets
Property, plant and equipment, net	14	1,026	1,646	—	2,686
Investment in subsidiaries	3,688	2,135	79	(5,902)	—
Goodwill	—	967	1,210	—	2,177
Intangible assets, net	19	83	93	—	195
Restricted cash	2,154	—	—	—	2,154
Other assets	152	19	130	—	301
Total assets	$6,258	$5,571	$4,430	$(6,562)	$9,697

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$1	$—	$76	$—	$77
Accounts payable	19	792	690	—	1,501
Intercompany payables	105	1	554	(660)	—
Accrued employee costs	16	133	80	—	229
Other current liabilities	146	60	129	—	335
Total current liabilities	287	986	1,529	(660)	2,142
Noncurrent liabilities
Long-term debt	4,859	—	115	—	4,974
Employee benefit obligations	342	466	339	—	1,147
Intercompany long-term notes	(371)	192	179	—	—
Deferred taxes and other liabilities	(110)	183	100	—	173
Total liabilities	5,007	1,827	2,262	(660)	8,436

Common stock	962	1,042	375	(1,417)	962
Preferred stock	—	—	5	(5)	—
Retained earnings	4,557	3,276	2,062	(5,338)	4,557
Accumulated other comprehensive earnings (loss)	(640)	(574)	(284)	858	(640)
Treasury stock, at cost	(3,628)	—	—	—	(3,628)
Total Ball Corporation shareholders' equity	1,251	3,744	2,158	(5,902)	1,251
Noncontrolling interests	—	—	10	—	10
Total shareholders' equity	1,251	3,744	2,168	(5,902)	1,261
Total liabilities and shareholders' equity	$6,258	$5,571	$4,430	$(6,562)	$9,697

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(1,051)	$85	$1,160	$194

Cash flows from investing activities capital expenditures	(15)	(222)	(369)	(606)
Business acquisition, net of cash acquired	2,303	29	(5,711)	(3,379)
Proceeds from dispositions, net of cash sold	1,010	24	1,904	2,938
Decrease in restricted cash	1,966	—	—	1,966
Settlement of Rexam acquisition related derivatives	(252)	—	—	(252)
Other, net	2	4	(1)	5
Cash provided by (used in) investing activities	5,014	(165)	(4,177)	672

Cash flows from financing activities
Long-term borrowings	2,610	—	1,760	4,370
Repayments of long-term borrowings	(1,038)	—	(3,586)	(4,624)
Net change in short-term borrowings	71	(29)	(19)	23
Proceeds from issuances of common stock	48	—	—	48
Acquisitions of treasury stock	(107)	—	—	(107)
Common dividends	(83)	—	—	(83)
Intercompany	(5,467)	98	5,369	—
Other, net	(2)	(3)	(9)	(14)
Cash provided by (used in) financing activities	(3,968)	66	3,515	(387)

Effect of exchange rate changes on cash	2	3	(111)	(106)

Change in cash and cash equivalents	(3)	(11)	387	373
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$2	$(11)	$606	$597

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2015
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(13)	$568	$452	$1,007

Cash flows from investing activities capital expenditures	(8)	(194)	(326)	(528)
Business acquisition, net of cash acquired	—	(29)	—	(29)
Proceeds from dispositions, net of cash sold	—	—	1	1
Restricted cash, net	(2,183)	—	—	(2,183)
Settlement of Rexam acquisition related derivatives	(16)	—	—	(16)
Other, net	23	8	3	34
Cash provided by (used in) investing activities	(2,184)	(215)	(322)	(2,721)

Cash flows from financing activities
Long-term borrowings	4,509	—	15	4,524
Repayments of long-term borrowings	(2,301)	—	(129)	(2,430)
Net change in short-term borrowings	(2)	(7)	(84)	(93)
Proceeds from issuances of common stock	36	—	—	36
Acquisitions of treasury stock	(136)	—	—	(136)
Common dividends	(72)	—	—	(72)
Intercompany	249	(341)	92	—
Other, net	(73)	(2)	(17)	(92)
Cash provided by (used in) financing activities	2,210	(350)	(123)	1,737

Effect of exchange rate changes on cash	(10)	(3)	23	10

Change in cash and cash equivalents	3	—	30	33
Cash and cash equivalents – beginning of period	2	—	189	191
Cash and cash equivalents – end of period	$5	$—	$219	$224

Ball Corporation

Notes to the Consolidated Financial Statements

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$68	$368	$576	$1,012

Cash flows from investing activities capital expenditures	(10)	(182)	(199)	(391)
Proceeds from dispositions, net of cash sold	—	—	6	6
Other, net	(8)	(10)	12	(6)
Cash provided by (used in) investing activities	(18)	(192)	(181)	(391)

Cash flows from financing activities
Long-term borrowings	375	—	37	412
Repayments of long-term borrowings	(690)	(1)	(207)	(898)
Net change in short-term borrowings	2	(22)	88	68
Proceeds from issuances of common stock	37	—	—	37
Acquisitions of treasury stock	(397)	—	—	(397)
Common dividends	(73)	—	—	(73)
Intercompany	470	(153)	(317)	—
Other, net	17	—	(12)	5
Cash provided by (used in) financing activities	(259)	(176)	(411)	(846)

Effect of exchange rate changes on cash	(8)	—	8	—

Change in cash and cash equivalents	(217)	—	(8)	(225)
Cash and cash equivalents – beginning of period	219	—	197	416
Cash and cash equivalents – end of period	$2	$—	$189	$191

25. Subsequent Events

The company announced on March 2, 2017, that it intends to cease production at its Recklinghausen, Germany, facility only after due negotiation and agreement with the Works Council.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no matters required to be reported under this item.

Item 9A.Controls and Procedures

Acquisition of Rexam and Sale of the Divestment Business

The company acquired Rexam, a significant, multinational company, and sold a significant portion of both the acquired business and the company’s legacy business (“the Divestment Business”) that had multiple significant international components.  Both the acquisition of Rexam and the sale of the Divestment Business occurred on the same day, June 30, 2016, the last day of the company’s second fiscal quarter. Additionally, management’s access to information and people of the acquired business and the Divestment Business was limited before and after the transactions, primarily due to regulatory constraints, which increased the complexity and delayed the company’s ability to prepare to implement the required accounting processes, and restricted the company’s ability to execute the income tax accounting for the sale of the Divestment Business.

Evaluation of Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2016, Ball Corporation, under the supervision of the Chief Executive Officer and Chief Financial Officer of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). This evaluation has identified a material weakness in internal control over financial reporting as noted below in Management’s Report on Internal Control Over Financial Reporting.

Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, because of the material weakness described below.

In connection with its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016, filed on August 12, 2016 and November 8, 2016 respectively, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2016 and September 30, 2016. Based upon those evaluations, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of June 30, 2016, and September 30, 2016.  Subsequent to those evaluations and as a result of the access to additional information and people of the acquired business and the Divestment Business, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2016, or September 30, 2016, because of the material weakness described below.

The company performed additional analysis and other post-closing procedures as of and for the year ended December 31, 2016, to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

Management has concluded that, notwithstanding the material weakness described below, the company’s consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Ball Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over the accuracy and completeness of the accounting for income taxes related to the sale of the Divestment Business and certain discrete income tax benefits related to the acquisition of Rexam.  The material weakness resulted in immaterial errors to the tax (provision) benefit, other current liabilities, and deferred taxes and other liabilities accounts included in the interim financial statements for the quarters ended June 30, 2016, and September 30, 2016, that were identified by management during the fourth quarter of 2016. These errors were corrected by revising the unaudited quarterly financial information for those quarters – see footnote 21 to our consolidated financial statements.  Additionally, this control deficiency could result in a misstatement to the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2016, based on the criteria established in “Internal Control – Integrated Framework” (2013) issued by the COSO.

Management has excluded the retained portion of the Rexam business from our assessment of internal control over financial reporting as of December 31, 2016, because it was acquired by the company on June 30, 2016, in a purchase business combination. The total assets and total net sales of such retained portion of Rexam represent 30 percent and 25 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

Management, with the oversight of the Audit Committee of our Board of Directors, is actively engaged in the planning for and implementation of remediation efforts to address the material weakness.

With respect to future significant, unusual or significant, infrequently occurring transactions we expect to:

•

Enhance our income tax controls to include specific activities to assess basis differences in reporting units where the currency utilized for local tax purposes differs from the reporting unit’s functional currency.

•	Ensure that statutory tax provisions are completed and reviewed timely.
•

Add additional reviews and approvals of the quarterly effective tax rate calculations with regard to significant, unusual or significant, infrequently occurring transactions to ensure such discrete tax items are appropriately identified and accounted for accurately.

•	Enhance the company’s tax accounting resources.

Management is committed to continuous improvement of the company’s internal control over financial reporting and will continue to diligently review the company’s internal control over financial reporting.  As management continues to evaluate and work to improve internal control over financial reporting, the company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There were no matters required to be reported under this item.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The executive officers of the company as of February 24, 2017, were as follows:

Charles E. Baker, 59, Vice President, General Counsel and Corporate Secretary since July 2011; Vice President, General Counsel and Assistant Corporate Secretary from 2004 to 2011; Associate General Counsel, 1999 to 2004; various other positions within the company, 1993 to 1999.

Shawn M. Barker, 49, Vice President and Controller since 2010; Vice President, Operations Accounting, 2006 to 2009; Corporate Director, Financial Planning and Analysis, 2004 to 2006; Manager, Planning and Analysis, 2003 to 2004.

Daniel W. Fisher, 44, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Beverage Packaging, since December 2016; President, Beverage Packaging North and Central America from 2014 to 2016; Senior Vice President, Finance and Planning, Beverage Packaging North and Central America 2013 to 2014; various other positions within the company, 2010 to 2014.

John A. Hayes, 51, Chairman, President and Chief Executive Officer since 2013; President and Chief Executive Officer, 2011 to 2013; President and Chief Operating Officer during 2010; Executive Vice President and Chief Operating Officer from 2008 to 2009; various other positions within the company, 1999 to 2008.

Jeffrey A. Knobel, 45, Vice President and Treasurer since 2011; Treasurer from 2010 to 2011; Senior Director, Treasury, 2008 to 2010; Director, Treasury Operations, 2005 to 2008; various other positions within the company, 1997 to 2005.

Scott C. Morrison, 54, Senior Vice President and Chief Financial Officer since 2010; Vice President and Treasurer from 2002 to 2009; and Treasurer, 2000 to 2002.

Lisa A. Pauley, 55, Senior Vice President, Human Resources and Administration, since 2011; Vice President, Administration and Compliance, 2007 to 2011; Senior Director, Administration and Compliance, 2004 to 2007; various other positions within the company, 1981 to 2004.

James N. Peterson, 48, Senior Vice President, Ball Corporation, and Chief Operating Officer, Global Food and Aerosol Packaging, since 2015; Vice President, Marketing and Corporate Affairs from 2011 to 2015; Vice President, Marketing and Corporate Relations, 2008 to 2011; Director, Marketing North America, 2006 to 2008; and Vice President, Marketing & Business Development, U.S. Can Company, 2004 to 2006.

Robert D. Strain, 60, Senior Vice President, Ball Corporation, and President, Ball Aerospace & Technologies Corp. since 2013; Chief Operating Officer, Ball Aerospace & Technologies Corp. from 2012 to 2013; and Director at NASA Goddard Space Flight Center from 2008 to 2012.

Other information required by Item 10 appearing under the caption “Director Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2016, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 appearing under the caption “Executive Compensation” in the company’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after December 31, 2016, is incorporated herein by reference. Additionally, the Ball Corporation 2000 Deferred Compensation Company Stock Plan, the Ball Corporation 2005 Deferred Compensation Company Stock Plan, the Ball Corporation Deposit Share Program and the Ball Corporation Directors Deposit Share Program were created to encourage key executives and other participants to acquire a larger equity ownership interest in the company and to increase their interest in the company’s stock performance.

Nonemployee directors may also be a participant in the 2000 Deferred Compensation Company Stock Plan and the 2005 Deferred Compensation Company Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 appearing under the caption “Voting Securities and Principal Shareholders,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2016, is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans are summarized below:

Equity Compensation Plan Information
Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	4,809,631	$42.57	4,809,631
Equity compensation plans not approved by security holders	—	—	—
Total	4,809,631	$42.57	4,809,631

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 appearing under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2016, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 appearing under the caption “Certain Committees of the Board,” in the company’s proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2016, is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)    (1)    Financial Statements:

The following documents are included in Part II, Item 8:

Report of independent registered public accounting firm

Consolidated statements of earnings — Years ended December 31, 2016, 2015 and 2014

Consolidated statements of comprehensive earnings (loss) — Years ended December 31, 2016, 2015 and 2014

Consolidated balance sheets — December 31, 2016 and 2015

Consolidated statements of cash flows — Years ended December 31, 2016, 2015 and 2014

Consolidated statements of shareholders’ equity — Years ended December 31, 2016, 2015 and 2014

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
Chairman, President and Chief Executive Officer
March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(1)	Principal Executive Officer:

	/s/ John A. Hayes		Chairman, President and Chief Executive Officer
	John A. Hayes		March 2, 2017

(2)	Principal Financial and Accounting Officer:

	/s/ Scott C. Morrison		Senior Vice President and Chief Financial Officer
	Scott C. Morrison		March 2, 2017

(3)	Controller:

	/s/ Shawn M. Barker		Vice President and Controller
	Shawn M. Barker		March 2, 2017

(4)	A Majority of the Board of Directors:

	/s/ Robert W. Alspaugh	*	Director
	Robert W. Alspaugh		March 2, 2017

	/s/ Michael J. Cave	*	Director
	Michael J. Cave		March 2, 2017

	/s/ Hanno C. Fiedler	*	Director
	Hanno C. Fiedler		March 2, 2017

	/s/ John A. Hayes	*	Chairman of the Board and Director
	John A. Hayes		March 2, 2017

	/s/ Daniel J. Heinrich	*	Director
	John A. Hayes		March 2, 2017

	/s/ R. David Hoover	*	Director
	R. David Hoover		March 2, 2017

	/s/ Georgia R. Nelson	*	Director
	Georgia R. Nelson		March 2, 2017

/s/ Cynthia A. Niekamp	*	Director
Cynthia A. Niekamp		March 2, 2017

/s/ George M. Smart	*	Director
George M. Smart		March 2, 2017

/s/ Theodore M. Solso	*	Director
Theodore M. Solso		March 2, 2017

/s/ Stuart A. Taylor II	*	Director
Stuart A. Taylor II		March 2, 2017

*  By John A. Hayes as Attorney-in-Fact pursuant to a Limited Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

BALL CORPORATION
(Registrant)

By:	/s/ John A. Hayes
John A. Hayes
As Attorney-in-Fact
March 2, 2017

Ball Corporation

Annual Report on Form 10-K

For the Year Ended December 31, 2016

Index to Exhibits

Exhibit Number	Description of Exhibit

3.i

Amended Articles of Incorporation revised June 26, 2015 (filed by incorporation by reference to Exhibit 3.i of the Annual Report on Form 10-K for the year ended December 31, 2015) filed February 16, 2016.

3.ii	Bylaws of Ball Corporation as amended August 4, 2016 (Filed herewith).

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

4.1(d)

Ninth Supplemental indenture dated as of May 22, 2013, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.1 of the Current Report on Form 8-K dated May 23, 2013) filed May 23, 2015.

4.1(e)

Tenth Supplemental Indenture, dated as of March 27, 2015, among Ball Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.) (filed by incorporation by reference to Exhibit 4.2 of the Current Report on Form 8-K dated June 22, 2015) filed June 25, 2015.

4.1(f)

Indenture, dated as of November 27, 2015, by and between Ball Corporation and The Bank of New York Trust Company N.A. (filed by incorporation by reference to Exhibit 4.7 of the Registration Statement on Form S-3 dated November 27, 2015) filed November 27, 2015.

4.1(g)

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

10.2

Ball Corporation 1986 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.3

Ball Corporation 1988 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.4

Ball Corporation 1989 Deferred Compensation Plan, as amended July 1, 1994 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994) filed August 17, 1994. *

10.5

Amended and Restated Form of Severance Benefit Agreement that exists between the company and its executive officers, effective as of August 1, 1994, and as amended on January 24, 1996 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended March 22, 1996) filed May 15, 1996, and as amended on December 17, 2008. *

10.6

Ball Corporation 1986 Deferred Compensation Plan for Directors, as amended October 27, 1987 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1990) filed April 1, 1991. *

10.7

Ball Corporation Economic Value Added Incentive Compensation Plan dated January 1, 1994 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 1994) filed March 29, 1995, and as amended on August 11, 2011, (filed by incorporation by reference to Exhibit 10.7 of the Annual Report on Form 10-K for the year ended December 31, 2013) filed February 24, 2014, and as amended on April 26, 2016 (Filed herewith).

10.8	Ball Corporation 1997 Stock Incentive Plan (filed by incorporation by reference to the Form S-8 Registration Statement, No. 333-26361) filed May 1, 1997. *

10.9

Ball Corporation 2005 Deferred Compensation Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 2013), filed February 24, 2014.*

10.10

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2013) , filed February 24, 2014. *

10.11

Ball Corporation 2005 Deferred Compensation Company Stock Plan, effective January 1, 2005 (filed by incorporation by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 23, 2005) filed December 23, 2005, and as amended and restated on January 1, 2013 (filed by incorporation by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 2013), filed February 24, 2014. *

10.12

Ball Corporation Long-Term Cash Incentive Plan dated October 25, 1994, amended and restated effective January 1, 2003 (filed by incorporation by reference to the Annual Report on Form 10-K for the year ended December 31, 2003) filed March 12, 2004, amended and restated as of April 26, 2016, (Filed herewith).*

10.13	Ball Corporation 2005 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 18, 2005. *

10.14	Ball Corporation 2010 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 12, 2010. *

10.15

Ball Corporation Deposit Share Program for United States Participants as amended (filed by incorporation by reference to the Quarterly report on Form 10-Q for the quarter ended July 4, 2014) filed on August 11, 2004 and amended and restated as of July 27, 2016, (Filed herewith).*

10.16

Ball Corporation Deposit Share Program for International Participants effective as of March 7, 2001 (filed by incorporation by reference to the 10-K for the year ended December 31, 2000), filed March 30, 2001, and amended and restated as of July 27, 2016, (Filed herewith).*

10.17

Ball Corporation Directors Deposit Share Program, as amended and restated on July 27, 2016.  This plan is referred to in Item 11, the Executive Compensation section of the Form 10-K (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2004) filed August 11, 2004, as amended and restated on July 27, 2016, (Filed herewith).*

10.18	Ball Corporation 2013 Stock and Cash Incentive Plan filed by incorporation by reference to the Proxy Statement filed March 8, 2013. *

10.19

Credit Agreement, dated as of March 18, 2016, among Ball Corporation, certain subsidiaries of Ball Corporation party thereto as borrowers, Deutsche Bank AG New York Branch as administrative agent and collateral agent, and certain financial institutions party thereto as lenders and initial facing agents (filed by incorporation by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 18, 2016) filed March 18, 2016.

11	Statement re: Computation of Earnings per Share (filed by incorporation by reference to the notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”).

12	Statement re: Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

14

Ball Corporation Executive Officers and Board of Directors Business Ethics Statement, revised July 29, 2015 (filed by incorporation by reference to Exhibit 14 of the Annual Report on Form 10-K for the year ended December 31, 2015) filed February 16, 2016.

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

101

The following financial information from Ball Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings and (vi) Notes to the Consolidated Financial Statements. (Filed herewith.)

* Represents a management contract or compensatory plan or agreement.