Form 10-Q
period 2017-03-31
BALL Corp
filed 2017-05-08
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number   001-07349

BALL CORPORATION

State of Indiana (State or other jurisdiction of incorporation or organization)	35-0160610 (I.R.S. Employer Identification No.)

10 Longs Peak Drive, P.O. Box 5000 Broomfield, CO 80021-2510 (Address of registrant’s principal executive office)	80021-2510 (Zip Code)

Registrant’s telephone number, including area code:  303/469-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, without par value	175,577,956 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
($ in millions, except per share amounts)	2017	2016

Net sales	$2,473	$1,756

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(1,975)	(1,416)
Depreciation and amortization	(148)	(75)
Selling, general and administrative	(143)	(108)
Business consolidation and other activities	(55)	(267)
	(2,321)	(1,866)

Earnings (loss) before interest and taxes	152	(110)

Interest expense	(68)	(38)
Debt refinancing and other costs	—	(61)
Total interest expense	(68)	(99)

Earnings (loss) before taxes	84	(209)
Tax (provision) benefit	(22)	83
Equity in results of affiliates, net of tax	8	(1)
Net earnings (loss)	70	(127)
Less net earnings attributable to noncontrolling interests	(2)	—
Net earnings (loss) attributable to Ball Corporation	$68	$(127)

Earnings (loss) per share:
Basic	$0.39	$(0.90)
Diluted	$0.38	$(0.90)

Weighted average shares outstanding (000s):
Basic	175,024	141,793
Diluted	178,967	141,793

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended March 31,
($ in millions)	2017	2016

Net earnings (loss)	$70	$(127)

Other comprehensive earnings (loss):
Foreign currency translation adjustment	69	28
Pension and other postretirement benefits	6	6
Effective financial derivatives	64	—
Total other comprehensive earnings (loss)	139	34
Income tax (provision) benefit	(11)	(3)
Total other comprehensive earnings (loss), net of tax	128	31

Total comprehensive earnings (loss)	198	(96)
Less comprehensive (earnings) loss attributable to noncontrolling interests	(2)	—
Comprehensive earnings (loss) attributable to Ball Corporation	$196	$(96)

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
($ in millions)	2017	2016

Assets
Current assets
Cash and cash equivalents	$458	$597
Receivables, net	1,695	1,491
Inventories, net	1,554	1,413
Other current assets	200	152
Total current assets	3,907	3,653
Noncurrent assets
Property, plant and equipment, net	4,403	4,387
Goodwill	5,152	5,095
Intangible assets, net	1,917	1,934
Other assets	1,265	1,104
Total assets	$16,644	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$497	$222
Accounts payable	1,830	2,033
Accrued employee costs	264	315
Other current liabilities	427	399
Total current liabilities	3,018	2,969
Noncurrent liabilities
Long-term debt	7,476	7,310
Employee benefit obligations	1,487	1,497
Deferred taxes	855	759
Other liabilities	85	97
Total liabilities	12,921	12,632

Shareholders' equity
Common stock (334,660,441 shares issued - 2017; 334,252,175 shares issued - 2016)	1,040	1,038
Retained earnings	4,784	4,739
Accumulated other comprehensive earnings (loss)	(813)	(941)
Treasury stock, at cost (159,240,073 shares - 2017; 159,387,049 shares - 2016)	(1,392)	(1,401)
Total Ball Corporation shareholders' equity	3,619	3,435
Noncontrolling interests	104	106
Total shareholders' equity	3,723	3,541
Total liabilities and shareholders' equity	$16,644	$16,173

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in millions)	2017	2016

Cash Flows from Operating Activities
Net earnings (loss)	$70	$(127)
Adjustments to reconcile net earnings (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	148	75
Business consolidation and other activities	55	267
Deferred tax provision (benefit)	2	(50)
Other, net	7	10
Changes in working capital components (a)	(680)	(561)
Cash provided by (used in) operating activities	(398)	(386)
Cash Flows from Investing Activities
Capital expenditures	(125)	(138)
Business acquisitions, net of cash acquired	—	(36)
Business dispositions, net of cash sold	31	—
Other, net	3	(11)
Cash provided by (used in) investing activities	(91)	(185)
Cash Flows from Financing Activities
Long-term borrowings	185	801
Repayments of long-term borrowings	(50)	(407)
Net change in short-term borrowings	273	310
Proceeds from issuances of common stock, net of shares used for taxes	(1)	7
Acquisitions of treasury stock	(3)	(98)
Common dividends	(23)	(19)
Other, net	(1)	(22)
Cash provided by (used in) financing activities	380	572

Effect of exchange rate changes on cash	(30)	(20)

Change in cash and cash equivalents	(139)	(19)
Cash and cash equivalents - beginning of period	597	224
Cash and cash equivalents - end of period	$458	$205

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in the packaging segments, the variability of contract revenues in the company’s aerospace segment, the acquisition of Rexam PLC (Rexam) and the divestiture of certain assets and liabilities of the combined business on June 30, 2016. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on March 2, 2017, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 (annual report).

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

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2017, amendments to existing accounting guidance were issued simplifying an entity’s subsequent goodwill measurement by eliminating Step 2, which requires a hypothetical purchase price allocation, from its annual or interim goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is required to be applied prospectively on January 1, 2020, and early adoption is permitted. The company elected to early adopt this guidance effective January 1, 2017, and it did not have a material impact on the company’s unaudited condensed consolidated financial statements.

In March 2016, final accounting guidance was issued clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence outlined in the accounting standards codification. Consequently, when a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument, the nature of the exercise contingency would be disregarded. This guidance was applied on a modified retrospective basis on January 1, 2017, and did not have an effect on the company’s unaudited condensed consolidated financial statements.

In March 2016, final accounting guidance was issued eliminating the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. This guidance was applied prospectively on January 1, 2017, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In March 2016, amendments to existing accounting guidance were issued to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The company adopted these amendments on January 1, 2017, as discussed below, which did not have a material effect on the company’s unaudited condensed consolidated financial statements.

•

All excess tax benefits and tax deficiencies that were previously recognized in common stock are now recognized as income tax provisions (benefits) in the income statement as a discrete item. As required, this change was applied prospectively for settlements occurring after the adoption of the guidance on January 1, 2017.

•

Any prior period excess tax benefits that did not reduce taxes payable in the period in which they arose were required to be recorded on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. However, the company was able to reduce taxes payable for all previous excess tax benefits and, therefore, was not required to record a cumulative effect adjustment.

•

The company has elected to use a prospective approach to report all tax related cash flows resulting from share-based payments as operating activities on the statement of cash flows and, therefore, no adjustments have been made to prior periods. Previously, excess tax benefits were reported as part of financing activities.

•	The company has elected to account for forfeitures as they occur. No cumulative effect adjustment was required as the amount calculated was immaterial.

In March 2016, accounting guidance was issued on the effect of derivative contract novations on existing hedge accounting relationships. The amendments clarify that a change in the counterparty to a derivative instrument designated as a hedging instrument does not in and of itself require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance was applied prospectively on January 1, 2017, and did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In March 2017, amendments to existing guidance were issued to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, which requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the associated employees during the period. The other components of net periodic pension and benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also permit only the service cost component of net benefit cost to be eligible for capitalization. This guidance is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component. Employers can elect a practical expedient that permits use of the amounts disclosed in its pension footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The guidance is effective for Ball on January 1, 2018, and early adoption is permitted. The company has not elected to early adopt the new standard and is currently assessing the impact this guidance will have on its consolidated financial statements.

In February 2017, amendments to existing guidance were issued to clarify the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The guidance requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in substance real estate. This guidance is required to be applied on January 1, 2018, using a full retrospective approach or a modified retrospective approach and early adoption is permitted. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In January 2017, amendments to existing guidance were issued to further clarify the definition of a business in determining whether or not a company has acquired or sold a business. The amendments provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term “output” so that the term is consistent with how outputs are described in Topic 606. The guidance is required to be applied prospectively for Ball on January 1, 2018, and early adoption is permitted. The company does not expect the amendments to have a material impact on its consolidated financial statements and the company has not elected to early adopt this new accounting standard.

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

In August 2016, accounting guidance was issued addressing the following eight specific cash flow issues:

•	Debt prepayment or debt extinguishment costs
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
•	Contingent consideration payments made after a business combination
•	Proceeds from the settlement of insurance claims
•	Proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies)
•	Distributions received from equity method investees
•	Beneficial interests in securitization transactions
•	Separately identifiable cash flows and application of the predominance principle

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

In February 2016, lease accounting guidance was issued which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The guidance will be effective for Ball on January 1, 2019. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and expects a material amount of assets and liabilities to be recorded in the consolidated balance sheet.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

New Revenue Guidance

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board jointly issued new revenue recognition guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains a more robust framework for addressing revenue issues and is intended to remove inconsistencies in existing guidance and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved the deferral of the effective date of the new revenue recognition guidance by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact will be in the way we account for revenue in our metal beverage packaging segments, and to a lesser extent in our food and aerosol packaging segment. We currently recognize revenue from many of our contracts in these segments when the four established criteria of revenue recognition under the current guidance have been met, generally occurring upon shipment or delivery of goods. Under the new standard we expect we will be required to recognize revenue from many of these contracts over time, which will accelerate the timing of revenue recognition from these arrangements, such that some portion of revenue will be recognized prior to shipment or delivery of goods. In addition to accelerating the timing of recording revenue, we expect corresponding decreases in inventories with an offsetting increase to unbilled receivables to the extent the amounts have not yet been invoiced to the customer.

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

Food and aerosol packaging:  Consists of operations in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, extruded aluminum aerosol containers and aluminum slugs.

Aerospace: Consists of operations that manufacture and sell aerospace and other related products and provide services used in the defense, civil space and commercial space industries.

Other consists of non-reportable segments in Asia Pacific and AMEA that manufacture and sell metal beverage containers, undistributed corporate expenses, intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

`	Three Months Ended March 31,
($ in millions)	2017	2016

Net sales
Beverage packaging, North and Central America	$949	$734
Beverage packaging, South America	371	126
Beverage packaging, Europe	508	356
Food and aerosol packaging	272	284
Aerospace	236	180
Reportable segment sales	2,336	1,680
Other	137	76
Net sales	$2,473	$1,756

Comparable operating earnings
Beverage packaging, North and Central America	$123	$93
Beverage packaging, South America	58	18
Beverage packaging, Europe	47	39
Food and aerosol packaging	21	20
Aerospace	21	18
Reportable segment comparable operating earnings	270	188
Reconciling items
Other (a)	(31)	(31)
Business consolidation and other activities	(55)	(267)
Amortization of acquired Rexam intangibles	(32)	—
Earnings (loss) before interest and taxes	152	(110)
Interest expense	(68)	(38)
Debt refinancing and other costs	—	(61)
Total interest expense	(68)	(99)
Earnings (loss) before taxes	84	(209)
Tax (provision) benefit	(22)	83
Equity in results of affiliates, net of tax	8	(1)
Net earnings (loss)	70	(127)
Less net earnings attributable to noncontrolling interests	(2)	—
Net earnings (loss) attributable to Ball Corporation	$68	$(127)

(a)	Includes undistributed corporate expenses, net, of $45 million and $22 million for the first quarter of 2017 and 2016, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam PLC (Rexam), a U.K. based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total share consideration of $2.3 billion). Additionally, the company recorded $24 million of consideration for stock-based compensation. The common shares were valued using the price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016.

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to sell the Divestment Business.

In order to satisfy certain regulatory requirements, the company was required to sell a portion of Ball’s existing beverage packaging business and select beverage can assets of the Divestment Business. The sale of the Divestment Business to Ardagh Group S.A. (Ardagh), was completed concurrently on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. The sale agreement with Ardagh in respect of the Divestment Business contains customary representations, warranties, covenants and provisions allocating liabilities, as well as indemnification obligations to and from Ardagh, pursuant to which claims may be made when applicable. A pretax gain of $330 million was recorded in connection with the sale within business consolidation and other activities and is subject to finalization of working capital and other items. As a condition of the sale of the Divestment Business to Ardagh, the company has guaranteed a minimum volume of sales for the Divestment Business in 2017, whereby the company would be required to pay Ardagh up to $75 million based upon any shortfall of 2017 sales relative to an agreed-upon minimum threshold. Additionally, the company entered into a supply agreement with Ardagh to manufacture and sell can ends to the Divestment Business in Brazil in exchange for proceeds of $103 million.

In the sale of the Divestment Business to Ardagh on June 30, 2016, the company provided  indemnifications for the uncertain tax positions of the Divestment Business sold to Ardagh.  These indemnifications were accounted for as guarantees and the company initially recognized a liability equal to the fair value of the indemnities.  There are no limitations on the maximum potential future payments the company could be obligated to make and, based on the nature of the indemnified items, the company is unable to reasonably estimate its potential exposure under these items.

During the three months ended March 31, 2017, the company recorded an additional $27 million in business consolidation and other costs for an increase in the estimated amount of the claims covered by the indemnification as a result of a tax audit in Germany and settlement discussions entered into with the German tax authorities in April. The estimated value of the claims under this indemnity is $50 million at March 31, 2017, and has been recorded within other current liabilities.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

into Ball Corporation in historical periods, these earnings before taxes may not be indicative of the earnings before taxes of these components of the Divestment Business were they to be operated as a standalone business or businesses:

Three Months Ended March 31,
($ in millions)	2016

Earnings before taxes	$37
Earnings before taxes attributable to Ball Corporation	$37

The Rexam portion of the Divestment Business is not included in the table above as the financial information is not included in Ball’s historical results.

A total of 54 manufacturing facilities were acquired from Rexam, including 17 in North America, 20 in Europe, 12 in South America and five in the AMEA region. A total of 22 manufacturing facilities were sold as part of the Divestment Business, including 12 Ball facilities and 10 Rexam facilities. Of these 22 facilities, eight are located in North America, 12 are located in Europe and two are located in Brazil. The company has a total of 75 beverage manufacturing facilities and joint ventures after the completion of the acquisition and the sale of the Divestment Business.

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

The acquisition has been accounted for as a business combination and its results of operations have been included in the company’s consolidated statements of earnings and cash flows from the date of acquisition. In total, pretax charges of $216 million have been incurred for transaction costs associated with the acquisition, which, in accordance with current accounting guidance, were expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the consolidated statement of earnings.

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion of which approximately $2.7 billion was extinguished during July and August 2016. The proceeds from the sale of the Divestment Business were partially used to extinguish the assumed Rexam debt.

The valuation by management of certain assets and liabilities is still in process and, therefore, these fair values are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values will be completed within the measurement period of up to one year from the acquisition date as permitted under U.S. GAAP and any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined. The size and complexity of the acquisition of Rexam could necessitate the need to use the full one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including contractual and operational factors underlying the intangible assets. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

The company adjusted the preliminary allocation of the purchase price for the Rexam acquisition during the three months ended March 31, 2017. These adjustments, none of which were material, have been reflected in the preliminary allocations of the purchase price. The impacts of all adjustments have been reflected in the unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2017. The primary areas of the purchase price allocation that are not yet finalized relate to fixed assets and operating leases, income and non-income taxes, the valuation of intangible assets acquired and residual goodwill. The preliminary amounts assigned to intangible assets by

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

type for the Rexam acquisition were based on the company’s valuation model and historical experiences with entities with similar business characteristics. The preliminary amounts are summarized in the table below:

June 30,
($ in millions)	2016

Cash	$450
Receivables, net	775
Inventories, net	792
Other current assets	164
Assets held for sale (sold to Ardagh on June 30, 2016)	913
Total current assets	3,094
Property, plant and equipment	2,296
Goodwill	3,799
Intangible assets	1,888
Restricted cash	174
Other assets	439
Total assets acquired	11,690

Short-term debt and current portion of long-term debt	2,792
Accounts payable	870
Accrued employee costs	135
Liabilities held for sale (sold to Ardagh on June 30, 2016)	7
Other current liabilities	377
Total current liabilities	4,181

Long-term debt	28
Employee benefit obligations	508
Deferred taxes and other liabilities	723
Total liabilities assumed	5,440

Net assets acquired	6,250

Noncontrolling interests	(90)
Aggregate value of consideration paid	$6,160

The following table details the identifiable intangible assets acquired, their preliminary fair values and estimated useful lives:

($ in millions)	Fair Value	Weighted- Average Estimated Useful Life (in Years)

Customer relationships	$1,840	15
Trademarks	40	5
Technology	8	9
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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

information combines the historical results of Ball and Rexam. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of the results that may be obtained in the future.

Three Months Ended March 31,
($ in millions, except per share amounts)	2016

Net sales (1)	$2,418
Net earnings attributable to Ball Corporation (2)	22
Basic earnings per share	0.13
Diluted earnings per share	0.12

(1)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(2)	Pro forma adjustments to net earnings attributable to Ball Corporation were adjusted as follows:
•	Excludes acquisition-related transaction costs and debt refinancing costs incurred in the three months ended March 31, 2016.
•	Includes interest expense associated with the new debt utilized to finance the acquisition.
•	Includes depreciation and amortization expense based on the increased fair value of property, plant and equipment and amortizable intangible assets acquired.
•	Excludes net earnings attributable to the Divestment Business for the three months ended March 31, 2016.

All of these pro forma adjustments were adjusted for the applicable income tax impacts. Ball has applied enacted statutory tax rates in the U.K. for the period. Ball has used a tax rate of 20.0 percent to calculate the financing and acquisition adjustments for the three months ended March 31, 2016. However, the tax impact on acquisition-related transaction costs already incurred were recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may not be reflective of Ball’s effective tax rate for future periods after consummation of the acquisition and sale of the Divestment Business.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the closing date of the Rexam acquisition. The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the acquisition of Rexam. These contracts were not designated as hedges for accounting purposes, and therefore, changes in the fair value of these contracts were recorded in the consolidated statements of earnings in business consolidation and other activities, as well as in debt refinancing and other costs, a component of total interest expense.

Food and Aerosol Paint and General Line Plant

In March 2017, the company sold its paint and general line can manufacturing facility in Hubbard, Ohio, for approximately $32 million in cash and recorded a $15 million gain on the sale.

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

Food and Aerosol Specialty Tin Business

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In October 2016, the company sold its specialty tin manufacturing facility in Baltimore, Maryland, for approximately $24 million in cash and recorded a $9 million gain on the sale.

5.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2017	2016

Beverage packaging, North and Central America	$(4)	$(3)
Beverage packaging, South America	3	—
Beverage packaging, Europe	(3)	(4)
Food and aerosol packaging	10	(14)
Other	(61)	(246)
	$(55)	$(267)

2017

Beverage Packaging, North and Central America

During the three months ended March 31, 2017, the company recorded charges of $3 million for employee severance and accelerated depreciation related to the closure of our Reidsville, North Carolina, plant.

Other charges in the three months ended March 31, 2017, included $1 million of individually insignificant activities.

Beverage Packaging, South America

Income in the three months ended March 31, 2017, included $3 million of individually insignificant activities.

Beverage Packaging, Europe

During the three months ended March 31, 2017, the company recorded charges of $2 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three months ended March 31, 2017, included $1 million of individually insignificant activities.

Food and Aerosol Packaging

During the three months ended March 31, 2017, the company recorded charges of $3 million for facility shutdown costs and accelerated depreciation for the closure of our Weirton, West Virginia, plant which ceased production during the first quarter of 2017.

During the first quarter of 2017, the company sold its food and aerosol packaging paint and general line can plant in Hubbard, Ohio, and recorded a gain on sale of $15 million.

Other charges in the three months ended March 31, 2017, included $2 million of individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Other

During the three months ended March 31, 2017, the company recorded the following amounts:

•	Expense of $27 million for indemnifications of uncertain tax positions associated with the sale of the Divestment Business.
•	A $14 million reduction in the gain recognized in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $9 million for long term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $5 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $6 million for individually insignificant activities.

2016

Beverage Packaging, North and Central America

Charges in the three months ended March 31, 2016, included $3 million of individually insignificant activities

Beverage Packaging, Europe

During the three months ended March 31, 2016, the company recorded charges of $4 million for professional services and other costs associated with the acquisition of Rexam.

Food and Aerosol Packaging

During the three months ended March 31, 2016, the company recorded charges of $9 million for employee severance and benefits, facility shutdown costs, and asset impairment and disposal costs for the closure of our Weirton, West Virginia, plant.

Other charges in the three months ended March 31, 2016, included $5 million of individually insignificant activities.

Other

During the three months ended March 31, 2016, the company recorded the following charges:

•	Expense of $24 million for professional services and other costs associated with the acquisition of Rexam.
•

Losses of $88 million associated with the collar, swap, and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the purchase price for the acquisition of Rexam.

•

Foreign currency losses of $96 million from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business and the revaluation of the euro-denominated debt issuance obtained in December 2015.

•	An unrealized loss of $36 million on the fair value of cross-currency swaps entered into in connection with the December 2015 issuance of the $1 billion senior notes due 2020.
•	Expense of $2 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Receivables

	March 31,	December 31,
($ in millions)	2017	2016

Trade accounts receivable	$1,365	$1,169
Less allowance for doubtful accounts	(11)	(11)
Net trade accounts receivable	1,354	1,158
Other receivables	341	333
	$1,695	$1,491

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $865 million at March 31, 2017. A total of $542 million and $596 million were sold under these programs as of March 31, 2017, and December 31, 2016, respectively.

7.     Inventories

	March 31,	December 31,
($ in millions)	2017	2016

Raw materials and supplies	$653	$607
Work-in-process and finished goods	930	839
Less inventory reserves	(29)	(33)
	$1,554	$1,413

8.     Property, Plant and Equipment

	March 31,	December 31,
($ in millions)	2017	2016

Land	$101	$105
Buildings	1,313	1,301
Machinery and equipment	4,872	4,723
Construction-in-progress	454	503
	6,740	6,632
Accumulated depreciation	(2,337)	(2,245)
	$4,403	$4,387

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $107 million and $65 million for the three months ended March 31, 2017 and 2016, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

9.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2016	$1,614	$970	$1,632	$599	$40	$240	$5,095
Opening balance sheet adjustments	18	4	—	—	—	—	22
Business dispositions	—	—	—	(9)	—	—	(9)
Effects of currency exchange rates	—	—	40	2	—	2	44
Balance at March 31, 2017	$1,632	$974	$1,672	$592	$40	$242	$5,152

The company’s annual goodwill impairment test completed in the fourth quarter of 2016 indicated the fair value of the beverage packaging, Asia (Beverage Asia), reporting unit exceeded its carrying amount by approximately 23 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at March 31, 2017.

10.    Intangible Assets, net

	March 31,	December 31,
($ in millions)	2017	2016

Acquired Rexam intangibles (net of accumulated amortization of $96 million at March 31, 2017, and $62 million at December 31, 2016)	$1,752	$1,766
Capitalized software (net of accumulated amortization of $92 million at March 31, 2017, and $87 million at December 31, 2016)	77	79
Other intangibles (net of accumulated amortization of $149 million at March 31, 2017, and $143 million at December 31, 2016)	88	89
	$1,917	$1,934

Total amortization expense of intangible assets amounted to $41 million and $10 million for the three months ended March 31, 2017 and 2016, respectively,

11.    Other Assets

	March 31,	December 31,
($ in millions)	2017	2016

Long-term deferred tax assets	$575	$443
Long-term pension asset	154	147
Investments in affiliates	213	204
Company and trust-owned life insurance	156	146
Other	167	164
	$1,265	$1,104

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.    Debt and Interest Costs

Long-term debt consisted of the following:

	March 31,	December 31,
($ in millions)	2017	2016

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	746	736
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	426	421
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021	1,365	1,383
Term A loan, euro denominated, due June 2021	967	954
Multi-currency USD revolver, due March 2021	345	190
Other (including debt issuance costs)	(44)	(45)
	7,555	7,389
Less: Current portion of long-term debt	(79)	(79)
	$7,476	$7,310

Following is a summary of debt refinancing and other costs included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended March 31,
($ in millions)	2017	2016

Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$—	$(25)
Economic hedge - interest rate risk	—	(16)
Refinance of bridge and revolving credit facilities	—	(13)
Amortization of unsecured, committed bridge facility financing fees	—	(7)
	$—	$(61)

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion. At March 31, 2017, taking into account outstanding letters of credit, approximately $1.1 billion was available under these long-term, revolving credit facilities. In addition to these facilities, the company had approximately $902 million of short-term uncommitted credit facilities available at March 31, 2017, of which $418 million was outstanding and due on demand. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $7.8 billion at March 31, 2017, which approximated the carrying value of $7.5 billion. The fair value was estimated to be $7.7 billion at December 31, 2016, which approximated the carrying value of $7.4 billion. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $32 million at both March 31, 2017 and December 31, 2016, respectively.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are co-terminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. Note 19 includes further details about the company’s debt guarantees and Note 20 contains further details, as well as required condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants require the company to maintain a leverage ratio (as defined) of no greater than 5 times at March 31, 2017, which changes to 4 times at December 31, 2017.

The company was in compliance with all loan agreements and debt covenants at March 31, 2017 and December 31, 2016, and has met all debt payment obligations.

13.    Employee Benefit Obligations

	March 31,	December 31,
($ in millions)	2017	2016

Underfunded defined benefit pension liabilities	$969	$963
Less current portion	(21)	(25)
Long-term defined benefit pension liabilities	948	938
Retiree medical and other postemployment benefits	219	226
Deferred compensation plans	261	272
Other	59	61
	$1,487	$1,497

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended March 31,
	2017			2016
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$12	$4	$16	$12	$3	$15
Interest cost	33	22	55	15	5	20
Expected return on plan assets	(33)	(26)	(59)	(18)	(5)	(23)
Recognized net actuarial loss	9	1	10	8	1	9
Net periodic benefit cost for Ball sponsored plans	21	1	22	17	4	21
Net periodic benefit cost for multi-employer plans	1	—	1	—	—	—
Total net periodic benefit cost	$22	$1	$23	$17	$4	$21

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $8 million in the first three months of 2017 compared to $20 million in the first three months of 2016, and are expected to be in the range of $190 million for the full year of 2017. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the contributions during the first three months of 2017 were contributions to acquired Rexam defined benefit pension plans. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $6 million in the first three months of 2017 and are expected to be approximately $20 million for the full year of 2017.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

14.    Shareholders’ Equity and Comprehensive Earnings

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2016	$(329)	$(590)	$(22)	$(941)
Other comprehensive earnings (loss) before reclassifications	69	(4)	33	98
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	6	24	30
Balance at March 31, 2017	$(260)	$(588)	$35	$(813)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended March 31,
($ in millions)	2017	2016

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$(3)	$3
Commodity contracts recorded in cost of sales	8	(7)
Currency exchange contracts recorded in business consolidation and other activities	3	(1)
Cross currency swaps recorded in selling, general and administrative	(17)	—
Total before tax effect	(9)	(5)
Tax benefit (expense) on amounts reclassified into earnings	(15)	1
Recognized gain (loss)	$(24)	$(4)

Amortization of pension and other postretirement benefits (a):
Prior service income (expense)	$—	$1
Actuarial gains (losses)	(9)	(9)
Total before tax effect	(9)	(8)
Tax benefit (expense) on amounts reclassified into earnings	3	3
Recognized gain (loss)	$(6)	$(5)

(a)	The pension components are included in the computation of net periodic benefit cost included in Note 13.

15.    Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. There were 544,724 stock options and SSARs granted in January 2017. These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in January 2017, July 2016 and January 2016 have estimated weighted average fair values at the date of grant of $17.08 per share, $16.71 per share and $18.58 per share, respectively. The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Consequently, there is no assurance the value realized by an employee will approximate the value estimated. The fair values were estimated using the following weighted average assumptions:

	January 2017		July 2016		January 2016

Expected dividend yield	0.68%		0.73%		0.79%
Expected stock price volatility	20.49%		24.14%		29.25%
Risk-free interest rate	2.07%		1.22%		1.57%
Expected life of options (in years)	5.94	years	6.10	years	5.94	years

In the first quarters of 2017 and 2016, the company’s board of directors granted 118,726 and 118,755 performance-contingent restricted stock units (PCEQs), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s growth in economic value added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

Also in the first quarter of 2017 the company’s board of directors granted 558,986 performance-contingent restricted stock units to employees related to the Special Acquisition-Related Incentive Plan. The number of shares issued at the vesting date in January 2020 will be based on the company’s achievement of cumulative Economic Value Added (EVA®) and Cash Flow performance goals through the vesting date and can range from zero to 200 percent of each participant’s assigned award. If the minimum performance goals are not met, the awards will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company will reassess the probability of the goals being met and adjust compensation expense as appropriate.

16.    Earnings and Dividends Per Share

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2017	2016

Net earnings attributable to Ball Corporation	$68	$(127)

Basic weighted average common shares	175,024	141,793
Effect of dilutive securities	3,943	—
Weighted average shares applicable to diluted earnings per share	178,967	141,793

Per basic share	$0.39	$(0.90)
Per diluted share	$0.38	$(0.90)

The company reported a net loss in the first three months of 2016 and, as a result, all potentially issuable securities were excluded in the diluted earnings per share calculation as their effect would have been anti-dilutive. Had these securities been included, weighted average shares applicable to diluted earnings per share would have been 145,100. In the first three months of 2017, approximately 2 million outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., the sum of the assumed exercise proceeds and the unrecognized compensation exceeded the average closing stock price for the period).

The company declared and paid dividends of $0.13 per share in the first quarter of both 2017 and 2016.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Subsequent Event

On April 26, 2017, the company’s board of directors declared a two-for-one split of Ball Corporation’s common stock  and increased the quarterly cash dividend by 54 percent to 10 cents on a post-split basis. The stock split will be effective May 16, 2017, for shareholders of record on May 8, 2017. Below are pro forma weighted average shares and earnings per share as if the effective date had been January 1, 2016.

	Three Months Ended March 31,
($ in millions, except per share amounts; shares in thousands)	2017	2016

Net earnings attributable to Ball Corporation	$68	$(127)

Basic weighted average common shares	350,048	283,586
Effect of dilutive securities	7,886	—
Weighted average shares applicable to diluted earnings per share	357,934	283,586

Per basic share	$0.19	$(0.45)
Per diluted share	$0.19	$(0.45)

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

At March 31, 2017, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $748 million, of which approximately $680 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at March 31, 2017, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $51 million associated with these contracts. A net after-tax gain of $36 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. Interest rate instruments held by the company at March 31, 2017, included pay-fixed interest rate swaps with notional amounts of approximately $500 million, which effectively convert variable rate obligations to fixed-rate instruments. There was no after-tax gain included in shareholders’ equity at March 31, 2017, within accumulated other comprehensive earnings (loss). The contracts outstanding at March 31, 2017, expire within the next twelve months.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At March 31, 2017, the company had outstanding exchange rate forward contracts and option contracts with notional amounts totaling approximately $1.4 billion. Approximately $2 million of net after-tax loss related to these contracts is included in accumulated other comprehensive earnings at March 31, 2017, of which a net gain of less than $1 million is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at March 31, 2017, expire within the next two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in the second quarter of 2016. Approximately, $13 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at March 31, 2017, none of which is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. As of March 31, 2017, the fair value of the cross-currency swap was a $27 million gain. The contract expires in December 2020.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2018 and August 2017 and that have a combined notional value of 1.3 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives. As of March 31, 2017, the fair value of the swap was a $1 million loss.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017, and December 31, 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position were $27 million and $44 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of March 31, 2017, and December 31, 2016, and presented those values in the tables below. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2017			December 31, 2016
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$63	$3	$66	$17	$1	$18
Foreign currency contracts	—	21	21	1	—	1
Interest rate and other contracts	—	—	—	—	21	21
Total current derivative contracts	$63	$24	$87	$18	$22	$40

Commodity contracts	$15	$—	$15	$7	$—	$7
Foreign currency contracts	1	—	1	—	—	—
Interest rate and other contracts	27	—	27	39	—	39
Total noncurrent derivative contracts	$43	$—	$43	$46	$—	$46

Liabilities:
Commodity contracts	$14	$1	$15	$3	$—	$3
Foreign currency contracts	—	5	5	—	22	22
Interest rate and other contracts	—	1	1	—	—	—
Total current derivative contracts	$14	$7	$21	$3	$22	$25

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of March 31, 2017, has not identified any circumstances requiring the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended March 31,
		2017		2016
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(3)	$—	$3	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	8	—	(7)	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	—	—	(16)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	—	(15)	(1)	—
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	3	—	—	(88)
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	—	—	(36)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(17)	—	—	—
Equity contracts	Selling, general and administrative	—	(2)	—	(2)
Total		$(9)	$(17)	$(5)	$(142)

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended March 31,
($ in millions)	2017	2016

Amounts reclassified into earnings:
Commodity contracts	$(5)	$4
Cross currency swap contracts	17	—
Currency exchange contracts	(3)	1
Change in fair value of cash flow hedges:
Commodity contracts	51	(6)
Interest rate contracts	—	(2)
Cross currency swap contracts	(12)	—
Currency exchange contracts	3	3
Foreign currency and tax impacts	6	—
	$57	$—

18.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to product liability; personal injury; the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety; and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $45 million in the aggregate and have been included in other current liabilities and other noncurrent liabilities at March 31, 2017.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

A former Rexam Personal Care site in Annecy, France was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place during 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan will be proposed to the French Environmental Authorities (DREAL) in 2017. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

The company’s operations in Brazil are involved in various governmental assessments, principally related to claims for taxes on the internal transfer of inventory, gross revenue taxes and indirect tax incentives. The company does not believe that the ultimate resolution of these matters will materially impact the company’s results of operations, financial position

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Other than the indemnifications in connection with the sale of the Divestment Business, the company has not recorded any material liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The company does, however, accrue for payments under promissory notes and other evidences of incurred indebtedness and for losses for any known contingent liability, including those that may arise from indemnifications, commitments and guarantees, when future payment is both reasonably estimable and probable. Finally, the company carries specific and general liability insurance policies and has obtained indemnities, commitments and guarantees from third party purchasers, sellers and other contracting parties, which the company believes would, in certain circumstances, provide recourse to any claims arising from these indemnifications, commitments and guarantees.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

20.    Subsidiary Guarantees of Debt

The following condensed consolidating financial information is presented in accordance with SEC Regulations S‑X Rule 3-10, Financial statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and comprises two separate and distinct presentations.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Guarantees Relating to Shelf Registration Statement

The first presentation of condensed consolidating financial information relates to the Registration Statement on Form S-3 registering debt securities of the company and the full and unconditional, joint and several guarantees of such debt securities by certain 100 percent owned domestic subsidiaries of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2017, and December 31, 2016, and for the three months ended March 31, 2017 and 2016. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,115	$1,373	$(15)	$2,473

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(903)	(1,087)	15	(1,975)
Depreciation and amortization	(2)	(36)	(110)	—	(148)
Selling, general and administrative	(45)	(41)	(57)	—	(143)
Business consolidation and other activities	(51)	6	(10)	—	(55)
Equity in results of subsidiaries	123	4	—	(127)	—
Intercompany	81	(43)	(38)	—	—
	106	(1,013)	(1,302)	(112)	(2,321)

Earnings (loss) before interest and taxes	106	102	71	(127)	152
Interest expense	(65)	1	(4)	—	(68)
Total interest expense	(65)	1	(4)	—	(68)
Earnings (loss) before taxes	41	103	67	(127)	84
Tax (provision) benefit	27	(37)	(12)	—	(22)
Equity in results of affiliates, net of tax	—	—	8	—	8
Net earnings (loss)	68	66	63	(127)	70
Less net earnings attributable to
noncontrolling interests	—	—	(2)	—	(2)
Net earnings (loss) attributable to
Ball Corporation	$68	$66	$61	$(127)	$68

Comprehensive earnings (loss) attributable to Ball Corporation	$196	$159	$146	$(305)	$196

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,075	$706	$(25)	$1,756

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(886)	(555)	25	(1,416)
Depreciation and amortization	(1)	(36)	(38)	—	(75)
Selling, general and administrative	(20)	(40)	(48)	—	(108)
Business consolidation and other activities	(260)	(17)	10	—	(267)
Equity in results of subsidiaries	84	36	—	(120)	—
Intercompany	52	(41)	(11)	—	—
	(145)	(984)	(642)	(95)	(1,866)

Earnings (loss) before interest and taxes	(145)	91	64	(120)	(110)
Interest expense	(38)	—	—	—	(38)
Debt refinancing and other costs	(59)	—	(2)	—	(61)
Total interest expense	(97)	—	(2)	—	(99)
Earnings (loss) before taxes	(242)	91	62	(120)	(209)
Tax (provision) benefit	115	(19)	(13)	—	83
Equity in results of affiliates, net of tax	—	(1)	—	—	(1)
Net earnings (loss)	(127)	71	49	(120)	(127)
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to	$(127)	$71	$49	$(120)	$(127)
Ball Corporation

Comprehensive earnings (loss) attributable to Ball Corporation	$(96)	$100	$66	$(166)	$(96)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$453	$—	$458
Receivables, net	77	551	1,067	—	1,695
Intercompany receivables	41	117	941	(1,099)	—
Inventories, net	—	565	989	—	1,554
Other current assets	33	48	119	—	200
Total current assets	156	1,281	3,569	(1,099)	3,907
Noncurrent assets
Property, plant and equipment, net	23	1,116	3,264	—	4,403
Investment in subsidiaries	8,039	2,372	79	(10,490)	—
Goodwill	3	981	4,168	—	5,152
Intangible assets, net	18	76	1,823	—	1,917
Other assets	80	23	1,162	—	1,265
Total assets	$8,319	$5,849	$14,065	$(11,589)	$16,644

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$258	$—	$239	$—	$497
Accounts payable	15	679	1,136	—	1,830
Intercompany payables	1,012	39	60	(1,111)	—
Accrued employee costs	25	92	147	—	264
Other current liabilities	156	72	199	—	427
Total current liabilities	1,466	882	1,781	(1,111)	3,018
Noncurrent liabilities
Long-term debt	6,493	—	983	—	7,476
Employee benefit obligations	331	445	711	—	1,487
Intercompany long-term notes	(3,370)	421	2,937	12	—
Deferred taxes	(227)	226	856	—	855
Other liabilities	7	(1)	79	—	85
Total liabilities	4,700	1,973	7,347	(1,099)	12,921

Common stock	1,040	635	4,426	(5,061)	1,040
Preferred stock	—	—	5	(5)	—
Retained earnings	4,784	3,960	2,650	(6,610)	4,784
Accumulated other comprehensive earnings (loss)	(813)	(719)	(467)	1,186	(813)
Treasury stock, at cost	(1,392)	—	—	—	(1,392)
Total Ball Corporation shareholders' equity	3,619	3,876	6,614	(10,490)	3,619
Noncontrolling interests	—	—	104	—	104
Total shareholders' equity	3,619	3,876	6,718	(10,490)	3,723
Total liabilities and shareholders' equity	$8,319	$5,849	$14,065	$(11,589)	$16,644

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$2	$(11)	$606	$—	$597
Receivables, net	96	450	945	—	1,491
Intercompany receivables	39	125	963	(1,127)	—
Inventories, net	—	516	897	—	1,413
Other current assets	40	33	79	—	152
Total current assets	177	1,113	3,490	(1,127)	3,653
Noncurrent assets
Property, plant and equipment, net	23	1,087	3,277	—	4,387
Investment in subsidiaries	7,815	2,289	79	(10,183)	—
Goodwill	—	990	4,105	—	5,095
Intangible assets, net	18	76	1,840	—	1,934
Other assets	94	20	990	—	1,104
Total assets	$8,127	$5,575	$13,781	$(11,310)	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$141	$—	$81	$—	$222
Accounts payable	18	771	1,244	—	2,033
Intercompany payables	1,010	52	65	(1,127)	—
Accrued employee costs	25	135	155	—	315
Other current liabilities	138	65	196	—	399
Total current liabilities	1,332	1,023	1,741	(1,127)	2,969
Noncurrent liabilities
Long-term debt	6,337	—	973	—	7,310
Employee benefit obligations	347	440	710	—	1,497
Intercompany long-term notes	(3,142)	178	2,964	—	—
Deferred taxes	(193)	218	734	—	759
Other liabilities	12	—	85	—	97
Total liabilities	4,693	1,859	7,207	(1,127)	12,632

Common stock	1,038	635	4,426	(5,061)	1,038
Preferred stock	—	—	5	(5)	—
Retained earnings	4,739	3,893	2,589	(6,482)	4,739
Accumulated other comprehensive earnings (loss)	(942)	(812)	(552)	1,365	(941)
Treasury stock, at cost	(1,401)	—	—	—	(1,401)
Total Ball Corporation shareholders' equity	3,434	3,716	6,468	(10,183)	3,435
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,434	3,716	6,574	(10,183)	3,541
Total liabilities and shareholders' equity	$8,127	$5,575	$13,781	$(11,310)	$16,173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$7	$(182)	$(223)	$(398)

Cash flows from investing activities capital expenditures	(4)	(82)	(39)	(125)
Business dispositions, net of cash sold	—	31	—	31
Other, net	2	8	(7)	3
Cash provided by (used in) investing activities	(2)	(43)	(46)	(91)

Cash flows from financing activities
Long-term borrowings	185	—	—	185
Repayments of long-term borrowings	(48)	—	(2)	(50)
Net change in short-term borrowings	116	—	157	273
Proceeds from issuances of common stock, net of shares used for taxes	(1)	—	—	(1)
Acquisitions of treasury stock	(3)	—	—	(3)
Common dividends	(23)	—	—	(23)
Intercompany	(229)	237	(8)	—
Other, net	—	(1)	—	(1)
Cash provided by (used in) financing activities	(3)	236	147	380

Effect of exchange rate changes on cash	1	—	(31)	(30)

Change in cash and cash equivalents	3	11	(153)	(139)
Cash and cash equivalents – beginning of period	2	(11)	606	597
Cash and cash equivalents – end of period	$5	$—	$453	$458

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(36)	$(130)	$(220)	$(386)

Cash flows from investing activities capital expenditures	(7)	(44)	(87)	(138)
Business acquisition, net of cash acquired	—	(36)	—	(36)
Other, net	(13)	2	—	(11)
Cash provided by (used in) investing activities	(20)	(78)	(87)	(185)

Cash flows from financing activities
Long-term borrowings	795	—	6	801
Repayments of long-term borrowings	(390)	—	(17)	(407)
Net change in short-term borrowings	98	—	212	310
Proceeds from issuances of common stock, net of shares used for taxes	7	—	—	7
Acquisitions of treasury stock	(98)	—	—	(98)
Common dividends	(19)	—	—	(19)
Intercompany	(331)	214	117	—
Other, net	(13)	—	(9)	(22)
Cash provided by (used in) financing activities	49	214	309	572

Effect of exchange rate changes on cash	5	17	(42)	(20)

Change in cash and cash equivalents	(2)	23	(40)	(19)
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$3	$23	$179	$205

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Guarantees Relating to Senior Notes

The second presentation of condensed consolidating financial information relates to the existing senior notes issued by the company, and the full and unconditional guarantee of such senior notes on a joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are to be guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of March 31, 2017, and December 31, 2016 and for the three months ended March 31, 2017 and 2016. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,115	$1,373	$(15)	$2,473

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(903)	(1,087)	15	(1,975)
Depreciation and amortization	(2)	(36)	(110)	—	(148)
Selling, general and administrative	(45)	(41)	(57)	—	(143)
Business consolidation and other activities	(51)	5	(9)	—	(55)
Equity in results of subsidiaries	123	3	(7)	(119)	—
Intercompany	81	(41)	(40)	—	—
	106	(1,013)	(1,310)	(104)	(2,321)

Earnings (loss) before interest and taxes	106	102	63	(119)	152
Interest expense	(65)	1	(4)	—	(68)
Total interest expense	(65)	1	(4)	—	(68)
Earnings (loss) before taxes	41	103	59	(119)	84
Tax (provision) benefit	27	(37)	(12)	—	(22)
Equity in results of affiliates, net of tax	—	—	8	—	8
Net earnings (loss)	68	66	55	(119)	70
Less net earnings attributable to
noncontrolling interests	—	—	(2)	—	(2)
Net earnings (loss) attributable to
Ball Corporation	$68	$66	$53	$(119)	$68

Comprehensive earnings (loss) attributable to Ball Corporation	$196	$168	$144	$(312)	$196

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended March 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,075	$706	$(25)	$1,756

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(886)	(555)	25	(1,416)
Depreciation and amortization	(1)	(36)	(38)	—	(75)
Selling, general and administrative	(20)	(40)	(48)	—	(108)
Business consolidation and other activities	(260)	(4)	(3)	—	(267)
Equity in results of subsidiaries	84	36	—	(120)	—
Intercompany	52	(41)	(11)	—	—
	(145)	(971)	(655)	(95)	(1,866)

Earnings (loss) before interest and taxes	(145)	104	51	(120)	(110)
Interest expense	(38)	—	—	—	(38)
Debt refinancing and other costs	(59)	—	(2)	—	(61)
Total interest expense	(97)	—	(2)	—	(99)
Earnings (loss) before taxes	(242)	104	49	(120)	(209)
Tax (provision) benefit	115	(19)	(13)	—	83
Equity in results of affiliates, net of tax	—	(1)	—	—	(1)
Net earnings (loss)	(127)	84	36	(120)	(127)
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to	$(127)	$84	$36	$(120)	$(127)
Ball Corporation

Comprehensive earnings (loss) attributable to Ball Corporation	$(96)	$113	$53	$(166)	$(96)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$453	$—	$458
Receivables, net	77	551	1,067	—	1,695
Intercompany receivables	41	465	941	(1,447)	—
Inventories, net	—	565	989	—	1,554
Other current assets	33	54	113	—	200
Total current assets	156	1,635	3,563	(1,447)	3,907
Noncurrent assets
Property, plant and equipment, net	23	1,116	3,264	—	4,403
Investment in subsidiaries	8,039	4,380	424	(12,843)	—
Goodwill	3	977	4,172	—	5,152
Intangible assets, net	18	76	1,823	—	1,917
Other assets	80	297	888	—	1,265
Total assets	$8,319	$8,481	$14,134	$(14,290)	$16,644

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$258	$—	$239	$—	$497
Accounts payable	15	680	1,135	—	1,830
Intercompany payables	1,012	40	408	(1,460)	—
Accrued employee costs	25	103	136	—	264
Other current liabilities	156	76	195	—	427
Total current liabilities	1,466	899	2,113	(1,460)	3,018
Noncurrent liabilities
Long-term debt	6,493	—	983	—	7,476
Employee benefit obligations	331	754	402	—	1,487
Intercompany long-term notes	(3,370)	2,278	1,079	13	—
Deferred taxes	(227)	268	814	—	855
Other liabilities	7	(1)	79	—	85
Total liabilities	4,700	4,198	5,470	(1,447)	12,921

Common stock	1,040	1,120	6,301	(7,421)	1,040
Preferred stock	—	—	5	(5)	—
Retained earnings	4,784	3,898	2,715	(6,613)	4,784
Accumulated other comprehensive earnings (loss)	(813)	(735)	(461)	1,196	(813)
Treasury stock, at cost	(1,392)	—	—	—	(1,392)
Total Ball Corporation shareholders' equity	3,619	4,283	8,560	(12,843)	3,619
Noncontrolling interests	—	—	104	—	104
Total shareholders' equity	3,619	4,283	8,664	(12,843)	3,723
Total liabilities and shareholders' equity	$8,319	$8,481	$14,134	$(14,290)	$16,644

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$2	$(11)	$606	$—	$597
Receivables, net	96	450	945	—	1,491
Intercompany receivables	39	467	963	(1,469)	—
Inventories, net	—	516	897	—	1,413
Other current assets	40	39	73	—	152
Total current assets	177	1,461	3,484	(1,469)	3,653
Noncurrent assets
Property, plant and equipment, net	23	1,087	3,277	—	4,387
Investment in subsidiaries	7,815	4,291	423	(12,529)	—
Goodwill	—	985	4,110	—	5,095
Intangible assets, net	18	76	1,840	—	1,934
Other assets	94	306	704	—	1,104
Total assets	$8,127	$8,206	$13,838	$(13,998)	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$141	$—	$81	$—	$222
Accounts payable	18	772	1,243	—	2,033
Intercompany payables	1,010	53	408	(1,471)	—
Accrued employee costs	25	152	138	—	315
Other current liabilities	138	69	192	—	399
Total current liabilities	1,332	1,046	2,062	(1,471)	2,969
Noncurrent liabilities
Long-term debt	6,337	—	973	—	7,310
Employee benefit obligations	347	760	390	—	1,497
Intercompany long-term notes	(3,142)	2,018	1,122	2	—
Deferred taxes	(193)	261	691	—	759
Other liabilities	12	6	79	—	97
Total liabilities	4,693	4,091	5,317	(1,469)	12,632

Common stock	1,038	1,120	6,301	(7,421)	1,038
Preferred stock	—	—	5	(5)	—
Retained earnings	4,739	3,832	2,661	(6,493)	4,739
Accumulated other comprehensive earnings (loss)	(942)	(837)	(552)	1,390	(941)
Treasury stock, at cost	(1,401)	—	—	—	(1,401)
Total Ball Corporation shareholders' equity	3,434	4,115	8,415	(12,529)	3,435
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,434	4,115	8,521	(12,529)	3,541
Total liabilities and shareholders' equity	$8,127	$8,206	$13,838	$(13,998)	$16,173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$7	$(194)	$(211)	$(398)

Cash flows from investing activities capital expenditures	(4)	(82)	(39)	(125)
Proceeds from dispositions, net of cash sold	—	31	—	31
Other, net	2	8	(7)	3
Cash provided by (used in) investing activities	(2)	(43)	(46)	(91)

Cash flows from financing activities
Long-term borrowings	185	—	—	185
Repayments of long-term borrowings	(48)	—	(2)	(50)
Net change in short-term borrowings	116	—	157	273
Proceeds from issuances of common stock, net of shares used for taxes	(1)	—	—	(1)
Acquisitions of treasury stock	(3)	—	—	(3)
Common dividends	(23)	—	—	(23)
Intercompany	(229)	249	(20)	—
Other, net	—	(1)	—	(1)
Cash provided by (used in) financing activities	(3)	248	135	380

Effect of exchange rate changes on cash	1	—	(31)	(30)

Change in cash and cash equivalents	3	11	(153)	(139)
Cash and cash equivalents – beginning of period	2	(11)	606	597
Cash and cash equivalents – end of period	$5	$—	$453	$458

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(36)	$(130)	$(220)	$(386)

Cash flows from investing activities capital expenditures	(7)	(44)	(87)	(138)
Business acquisition, net of cash acquired	—	(36)	—	(36)
Other, net	(13)	2	—	(11)
Cash provided by (used in) investing activities	(20)	(78)	(87)	(185)

Cash flows from financing activities
Long-term borrowings	795	—	6	801
Repayments of long-term borrowings	(390)	—	(17)	(407)
Net change in short-term borrowings	98	—	212	310
Proceeds from issuances of common stock, net of shares used for taxes	7	—	—	7
Acquisitions of treasury stock	(98)	—	—	(98)
Common dividends	(19)	—	—	(19)
Intercompany	(331)	196	135	—
Other, net	(13)	—	(9)	(22)
Cash provided by (used in) financing activities	49	196	327	572

Effect of exchange rate changes on cash	5	17	(42)	(20)

Change in cash and cash equivalents	(2)	5	(22)	(19)
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$3	$5	$197	$205

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we made progress on each of the levers as follows:

•

Maximizing value in our existing businesses by rationalizing standard beverage container and end capacity in North America and expanding specialty container production to meet current demand; leveraging plant floor systems in our beverage facilities to improve efficiencies and reduce costs; consolidating and/or closing multiple beverage and food and aerosol packaging facilities to gain efficiencies; and in the aerosol business, installing new extruded aluminum aerosol lines in our existing Devizes, U.K., and Czech Republic facilities while also implementing cost-out and value-in initiatives across all of our businesses;

•

Expanding further into new products and capabilities by the acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015; successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material; and successfully commercializing the next generation aluminum bottle-shaping technology;

•

Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent more than 30 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers and wine producers who continue to use beverage containers to grow their business;

•

Broadening our geographic reach with our acquisition of Rexam and our new investments in a beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India, and the construction of a beverage can and end facility in Monterrey, Mexico; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, the introduction of a new two-piece, lightweight steel aerosol can, G3, technology in our Chestnut Hill, Tennessee, facility and the increased production of lightweight ReAl™ containers with 25 percent recycled aluminum content; and investment in cyber and data analytics to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Consolidated Sales and Earnings

	Three Months Ended March 31,
($ in millions)	2017	2016

Net sales	$2,473	$1,756
Net earnings attributable to Ball Corporation	68	(127)
Net earnings attributable to Ball Corporation as a % of consolidated net sales	3%	(7)%

Sales in the first quarter of 2017 were higher compared to the first quarter of 2016 primarily as a result of increased sales of $677 million related to the acquired Rexam business, net of Ball’s legacy sales included in the Divestment Business, and $56 million related to the aerospace segment. Net earnings in the first quarter of 2017 were higher than 2016 primarily due to $212 million lower business consolidation and other activities, $61 million lower debt refinancing and other costs and earnings from the acquired Rexam business, net of the sale of Ball’s legacy portion of the Divestment Business. These impacts on net earnings were partially offset by $105 million higher tax provisions, due to recognized benefits related to business consolidation and other activities and derivatives, and $30 million higher interest expense associated with higher average debt levels following the acquisition of Rexam.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $1,975 million in the first quarter of 2017 compared to $1,416 million for the same period in 2016. These amounts represented 80 percent of consolidated net sales in the first quarter of 2017 and 81 percent for the same period in 2016.

Depreciation and Amortization

Depreciation and amortization expense was $148 million in the first quarter of 2017 compared to $75 million for the same period in 2016. These amounts represented 6 percent of consolidated net sales in the first quarter of 2017 and 4 percent for the same period in 2016. Depreciation expense was higher in the first quarter of 2017 compared to the first quarter of 2016 primarily due to the acquired Rexam fixed assets. Amortization in the first quarter of 2017 included $32 million for the amortization of acquired Rexam intangibles.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $143 million in the first quarter of 2017 compared to $108 million for the same period in 2016. These amounts represented 6 percent of consolidated net sales in the first quarter of 2017 and 2016, respectively. The increase in SG&A costs for the first quarter of 2017 was primarily due to additional SG&A from the acquired Rexam business which is expected to be reduced over time.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $55 million in the first quarter of 2017 compared to $267 million for the same period in 2016. These amounts represented 2 percent of consolidated net sales in the first quarter of 2017, and 15 percent for the same period in 2016.

The year-over-year decrease in business consolidation and other activities for the first quarter of 2017 compared to 2016 was primarily due to a decrease of $96 million for currency exchange losses for restricted cash, intercompany loans and senior notes, a decrease of $88 million associated for the collar, swap, and option contracts and a decrease of $36 million for the fair value of cross-currency swaps, all associated with the Rexam acquisition.

Interest Expense

Total interest expense was $68 million in the first quarter of 2017 compared to $99 million for the same period in 2016. Interest expense, excluding debt refinancing and other costs, as a percentage of average monthly borrowings was 3.5 percent for the first quarter of 2017 compared to 5.3 percent for the same period in 2016. The decrease in interest expense as a percentage of average monthly borrowings for the first quarter of 2017 was primarily due to the debt incurred in the acquisition of Rexam bearing lower interest rates.

Debt refinancing and other costs were $61 million for the three months ended March 31 2016. There were no debt refinancing and other costs in the same period of 2017. The first quarter of 2016 consisted mainly of charges to fund a portion of the cash component of the Rexam acquisition purchase price: (1) interest expense of $25 million on the 3.5 percent and 4.375 percent senior notes, (2) fair value changes of $16 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, (3) refinancing of the bridge and revolving credit facilities of $13 million, and (4) the amortization of $7 million in deferred financing fees on the Bridge Facility.

Taxes

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate in the first quarter of 2017 was 26.2 percent compared to 39.7 percent in the first quarter of 2016.

In the first quarter of 2017, the effective tax rate was reduced by 10.7 percent for the discrete tax benefit associated with the adoption in the first quarter of 2017 of amendments to existing accounting guidance for stock based compensation. This item will continue to create a discrete tax impact in future reporting periods based upon the amount of share-based payments made by the company. The effective tax rate was further reduced by 8.6 percent for the impact of the foreign tax rate differential versus the U.S. tax rate. The effective tax rate was increased by 11.4 percent for various other one-time items, primarily related to discrete transactions which are not expected to recur in future periods. The full-year 2017 effective income tax rate is expected to be approximately 27 percent.

In the first quarter of 2016, a significant amount of nonrecurring business consolidation costs and deferred financing and other debt related costs was incurred, primarily in the U.S. These costs and the resulting decrease in earnings before taxes in the U.S. reduced the effect of permanent items and the impact of the foreign tax rate differential versus the U.S. tax rate on the global effective tax rate for the first quarter of 2016. As a result, the most significant impact resulted from U.S. state and local income taxes which increased the effective tax rate by 3.4 percent for the first quarter of 2016.

RESULTS OF BUSINESS SEGMENTS

Segment Results

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a U.K. based beverage container manufacturer and concurrently sold a portion of Ball’s existing beverage packaging businesses and select beverage can assets of Rexam (the Divestment Business). As a result of these transactions, there were significant changes in the results of operations when comparing the first quarter of 2017 to the same period in 2016.

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

Beverage Packaging, North and Central America

	Three Months Ended March 31,
($ in millions)	2017	2016

Net sales	$949	$734

Comparable operating earnings	$123	$93
Business consolidation and other activities (a)	(4)	(3)
Amortization of acquired Rexam intangibles	(6)	—
Total segment earnings	$113	$90
Comparable operating earnings as a % of segment net sales	13%	13%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging. During the first quarter of 2016, our beverage manufacturing facility in Monterrey, Mexico, began production. During the second quarter of 2016, our beverage packaging end-making facility in Bristol, Virginia, ceased production.

Segment sales in the first quarter of 2017 were $215 million higher compared to the same period in 2016. The increase in the first quarter of 2017 was primarily due to the increase in sales volumes from the acquired Rexam business.

Comparable operating earnings in the first quarter of 2017 were $30 million higher compared to the same period in 2017. The increase in the first quarter of 2017 was primarily due to the earnings from the acquired Rexam business. Other items favorably impacting earnings year over year were improved product mix and improved manufacturing performance.

Beverage Packaging, South America

	Three Months Ended March 31,
($ in millions)	2017	2016

Net sales	$371	$126

Comparable operating earnings	$58	$18
Business consolidation and other activities (a)	3	—
Amortization of acquired Rexam intangibles	(9)	—
Total segment earnings	$52	$18
Comparable operating earnings as a % of segment net sales	16%	14%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging.

Segment sales in the first quarter of 2017 were $245 million higher compared to same period in 2016. The first quarter of 2017 included sales volumes from the Rexam business while the first quarter of 2016 included the company’s legacy business in Brazil, the significant portion of which was sold with the Divestment Business.

Comparable operating earnings in the first quarter of 2017 were $40 million higher compared to the same period in 2016. The first quarter of 2017 included earnings from the Rexam business while the first quarter of 2016 included the company’s legacy business in Brazil, the significant portion of which was sold with the Divestment Business.

Beverage Packaging, Europe

	Three Months Ended March 31,
($ in millions)	2017	2016

Net sales	$508	$356

Comparable operating earnings	$47	$39
Business consolidation and other activities (a)	(3)	(4)
Amortization of acquired Rexam intangibles	(15)	—
Total segment earnings	$29	$35
Comparable operating earnings as a % of segment net sales	9%	11%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company is constructing a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility is expected to be fully operational in 2018 and will produce multiple can sizes.

Segment sales in the first quarter of 2017 were $152 million higher compared to the same period in 2016. The first quarter of 2017 included sales volumes from the Rexam business while the first quarter of 2016 included the company’s legacy European business, the significant portion of which was sold with the Divestment Business.

Comparable operating earnings in the first quarter of 2017 were $8 million higher compared to the same period in 2016. The first quarter of 2017 included earnings from the Rexam business while the first quarter of 2016 included earnings from the company’s legacy European business, the significant portion of which was sold with the Divestment Business.

Food and Aerosol Packaging

	Three Months Ended March 31,
($ in millions)	2017	2016

Net sales	$272	$284

Comparable operating earnings	$21	$20
Business consolidation and other activities (a)	10	(14)
Total segment earnings	$31	$6
Comparable operating earnings as a % of segment net sales	8%	7%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, extruded aluminum aerosol containers and slugs.

Segment sales in the first quarter of 2017 were $12 million lower compared to the same period in 2016, primarily as a result of lower food can sales volumes.

Comparable operating earnings in the first quarter of 2017 were slightly higher compared to the same periods in 2016 due to a number of individually immaterial items.

Aerospace

	Three Months Ended March 31,
($ in millions)	2017	2016

Net sales	$236	$180
Comparable operating earnings	21	18
Comparable operating earnings as a % of segment net sales	9%	10%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales in the first quarter of 2017 were $56 million higher compared to the same period in 2016, and comparable operating earnings increased by $3 million. The increase in sales was primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix in the first quarter of 2017 consisted of 63 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component, and 33 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1.4 billion at March 31, 2017, compared to $1.4 billion at December 31, 2016, and $773 million at March 31, 2016. The backlog at March 31, 2017, consisted of 72 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Management Performance Measures

Management internally uses various measures to evaluate company performance such as comparable operating earnings (earnings before interest, taxes and business consolidation and other non-comparable costs); comparable net earnings (earnings before business consolidation costs and other non-comparable costs after-tax); return on average invested capital (net operating earnings after tax over the relevant performance period divided by average invested capital over the same period); economic value added (EVA®) dollars (net operating earnings after tax less a capital charge on average invested capital employed); earnings before interest and taxes (EBIT); earnings before interest, taxes, depreciation and amortization (EBITDA); and diluted earnings per share. Management also uses free cash flow (generally defined by the company as cash flow from operating activities less capital expenditures) as a measure to evaluate the company’s liquidity. We believe this information is also useful to investors as it provides insight into the earnings and cash flow criteria management uses to make strategic decisions. These financial measures may be adjusted at times for items that affect comparability between periods such as business consolidation costs and gains or losses on acquisitions and dispositions.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended March 31,
($ in millions)	2017	2016

Net earnings (loss) attributable to Ball Corporation	$68	$(127)
Add: net earnings attributable to noncontrolling interests	2	—
Net earnings (loss)	70	(127)
Less: Equity in results of affiliates, net of tax	(8)	1
Add: Tax provision (benefit)	22	(83)
Earnings (loss) before taxes, as reported	84	(209)
Add: Total interest expense	68	99
Earnings (loss) before interest and taxes	152	(110)
Add: Business consolidation and other activities	55	267
Add: Amortization of acquired Rexam intangibles	32	—
Comparable operating earnings	$239	$157

Our calculation of comparable net earnings is summarized below:

	Three Months Ended March 31,
($ in millions, except per share amounts)	2017	2016

Net earnings (loss) attributable to Ball Corporation	$68	$(127)
Add: Business consolidation and other activities	55	267
Add: Amortization of acquired Rexam intangibles	32	—
Add: Debt refinancing and other costs	—	61
Less: Tax effect on above items	(19)	(115)
Comparable net earnings	$136	$86

Per diluted share, as reported	$0.38	$(0.90)
Per diluted share, comparable basis	$0.76	$0.59	(a)

(a)

The Company reported a U.S. GAAP net loss in the first three months of 2016 and, as a result, all potentially issuable securities were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Had the securities been included, weighted average shares applicable to diluted earnings per share would have been 145,100. Comparable net earnings for the first three months of 2016 was positive; therefore, 145,100 weighted average shares were used to calculate diluted earnings per share for comparable net earnings.

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

	Three Months Ended March 31,
($ in millions)	2017	2016

Cash flows provided by (used in) operating activities	$(398)	$(386)
Cash flows provided by (used in) investing activities	(91)	(185)
Cash flows provided by (used in) financing activities	380	572

Cash flows used in operations in the first three months of 2017 were higher compared to the first three months of 2016 due primarily to higher outflows from working capital changes offset by higher net earnings. The outflows of working capital were primarily related to (1) higher annualized days sales outstanding in the first quarter of 2017 of 49 days compared to 47 days in the first quarter of 2016 and (2) higher annualized inventory days on hand of 67 days in the first quarter of 2017 compared to 59 days in the first quarter of 2016, which were partially offset by (3) higher annualized days payable outstanding of 79 days in the first quarter of 2017 compared to 78 days in the first quarter of 2016.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $865 million at March 31, 2017. A total of $542 million and $596 million were sold under these programs as of March 31, 2017, and December 31, 2016, respectively.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $8 million in the first three months of 2017 compared to $20 million in the first three months of 2016, and are expected to be in the range of $190 million for the full year of 2017. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the contributions during the first three months of 2017 were contributions to acquired Rexam defined benefit pension plans. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $6 million in the first three months of 2017 and are expected to be approximately $20 million for the full year of 2017.

We expect 2017 capital expenditures for property, plant and equipment to be in the range of $500 million, and approximately $245 million was contractually committed as of March 31, 2017. Capital expenditures are expected to be funded by cash flows from operations.

As of March 31, 2017, approximately $452 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert Egyptian pounds held by the company in Egypt with a U.S. dollar equivalent value of $74 million into other currencies. The company believes its U.S. operating cash flows; the $1.1 billion available under the company’s long-term, revolving credit facilities; the $630 million available under other U.S.-based uncommitted short-term credit facilities; and availability under U.S.-based committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $4 million in the first quarter of 2017 compared to $91 million in the same period of 2016. Share repurchases are completed using cash on hand and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $8.0 billion at March 31, 2017, was higher than the amount outstanding at December 31, 2016, of $7.5 billion.

At March 31, 2017, taking into account outstanding letters of credit, approximately $1.1 billion was available under the company’s long-term, revolving credit facilities. In addition to these facilities, the company had approximately $902 million of short-term uncommitted credit facilities available at March 31, 2017, of which $418 million was outstanding and due on demand. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at March 31, 2017, and all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive of the company’s debt covenants requires the company to maintain a leverage ratio (as defined) of no greater than 5 times on December 31, 2016, which changes to 4 times at December 31, 2017. As of March 31, 2017, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities, the short-term uncommitted credit facilities and the unsecured, committed bridge loan agreement, are available without violating our existing debt covenants. Additional details about our debt are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 18 to the consolidated financial statements within Item 8 of this annual report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the company employs established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, exchange currencies and prices of the company’s common stock in regard to common share repurchases and the company’s deferred compensation stock plan, although there can be no assurance that these policies and procedures will be successful. The company mitigates its exposure by spreading the risk among various counterparties, thus limiting exposure with any one party. The company also monitors the credit ratings of its suppliers, customers, lenders and counterparties on a regular basis. Further details are available in Item 7A within Ball’s 2016 annual report filed on March 2, 2017, and in Note 17 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report.

In November 2016, Egypt’s central bank elected to allow their currency, the Egyptian Pound, to float more freely in the market resulting in a devaluation of the Egyptian Pound from 8.9 to approximately 17 per U.S. Dollar, an approximate 90 percent devaluation. The currency market for the Egyptian pound continues to be volatile and the actual impact that will be recorded in the company’s results and will change based on the movement in the exchange rate and changes in the ongoing business activities.

Item 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Ball Corporation has established disclosure controls and procedures to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the company, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Ball Corporation, under the supervision of the CEO and CFO of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective because of the material weakness described  in item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 which continued to exist as of March 31, 2017.

Management has concluded that, notwithstanding the material weakness described above, the company’s unaudited condensed consolidated financial statements in this Form 10-Q fairly stated, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

Inherent Limitations of Internal Controls

Our management, including the CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal controls must consider the benefits of controls relative to their costs. Inherent limitations within internal controls include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the objective of the design of any system of controls is to provide reasonable assurance of the effectiveness of controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Thus, even effective internal control over financial reporting can only provide reasonable assurance of achieving their objectives. Therefore, because of the inherent limitations in cost effective internal controls, misstatements due to error or fraud may occur and may not be prevented or detected.

Remediation Plan for Material Weakness

During the first quarter of 2017, our management, with the oversight of the Audit Committee of our Board of Directors, has been engaged in efforts to remediate the material weakness identified. While certain remedial actions are in process, further control design changes are necessary.  Management continues to actively plan for and implement additional control procedures to address any future transactions that meet these criteria. The remediation efforts taken in 2017, outlined below, are intended to both address the identified material weaknesses and enhance our overall financial control environment.

•

Enhance our income tax controls to include specific activities to assess basis differences in reporting units where the currency utilized for local tax purposes differs from the reporting unit’s functional currency.

Remediation Activity

Management will conduct a review of all locations where the currency utilized for local tax purposes differs from the reporting unit’s functional currency under US GAAP and will prepare an inventory of all significant basis differences resulting from currency fluctuations that could be realizable through significant and unusual/infrequent transactions.

•	Ensure that statutory tax provisions are completed and reviewed timely.

Remediation Activity

Management has designed a new control to ensure that statutory tax provisions are completed and reviewed timely following significant, unusual and/or infrequent transactions.

•

Add additional reviews and approvals of the quarterly effective tax rate calculations with regard to significant, unusual or significant, infrequently occurring transactions to ensure such discrete tax items are appropriately identified and accounted for accurately.

Remediation Activity

Beginning quarter ended March 31, 2017, we have implemented enhanced control procedures, including additional reviews and approvals, over our quarterly effective tax rate calculation.  This includes additional scrutiny over significant and unusual/infrequently occurring transactions that may cause discrete tax matters.

•	Enhance the company’s tax accounting resources.

Remediation Activity

Management is currently in the process of assessing its needs and evaluating the appropriate combination of personnel and technology required to address the remediation activities outlined above.

The material weakness will not be considered fully remediated until the applicable remedial controls have been designed and implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We are designing and implementing the measures described above with the goal of remediation of the control deficiencies we have identified and strengthening our internal control over financial reporting. Management is committed to continuous improvement of the company’s internal control over financial reporting and will continue to diligently review the company’s internal control over financial reporting.  As management continues to evaluate and work to improve internal control over financial reporting, the company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the company’s first three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the quarter ended March 31, 2017, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Annual Report on Form 10-K (annual report) for the year ended December 31, 2016.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the quarter ended March 31, 2017.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1 to January 31, 2017	—	$—	—	10,358,915
February 1 to February 28, 2017	34,378	75.16	34,378	10,324,537
March 1 to March 31, 2017	—	—	—	10,324,537
Total	34,378	$75.16	34,378

(a)

Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities. These amounts do not include the company’s approved two-for-one stock split which will be effective May 16, 2017.

(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. These amounts do not include the company’s approved two-for-one stock split which will be effective May 16, 2017.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the quarter ended March 31, 2017.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the quarter ended March 31, 2017.

Item 6.     Exhibits

10.1	Ball Corporation Deposit Share Program for United States Participants, amended and restated as of July 27, 2016 (filed herewith).
10.1	Ball Corporation 2017 Deferred Compensation Company Stock Plan for Directors, effective April 2, 2017.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	May 5, 2017

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

EXHIBIT INDEX

Description	Exhibit

Ball Corporation 2017 Deferred Compensation Company Stock Plan for Directors, effective April 2, 2017 (Filed herewith.)	EX-10.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by John A. Hayes, Chairman, President and Chief Executive Officer of Ball Corporation (Filed herewith.)	EX-31.1

Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) by Scott C. Morrison, Senior Vice President and Chief Financial Officer of Ball Corporation (Filed herewith.)	EX-31.2

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Filed herewith.)

EX-101