Form 10-Q
period 2017-06-30
BALL Corp
filed 2017-08-09
CIK 9389

Cant believe it man

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, without par value	351,784,934 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2017	2016	2017	2016

Net sales	$2,855	$2,030	$5,328	$3,785

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,270)	(1,596)	(4,245)	(3,012)
Depreciation and amortization	(229)	(78)	(377)	(153)
Selling, general and administrative	(128)	(105)	(271)	(213)
Business consolidation and other activities	(41)	28	(96)	(239)
	(2,668)	(1,751)	(4,989)	(3,617)

Earnings before interest and taxes	187	279	339	168

Interest expense	(74)	(41)	(142)	(79)
Debt refinancing and other costs	(1)	(46)	(1)	(106)
Total interest expense	(75)	(87)	(143)	(185)

Earnings (loss) before taxes	112	192	196	(17)
Tax (provision) benefit	(22)	114	(44)	197
Equity in results of affiliates, net of tax	10	1	18	—
Net earnings	100	307	170	180
Net earnings attributable to noncontrolling interests	(1)	—	(3)	—
Net earnings attributable to Ball Corporation	$99	$307	$167	$180

Earnings per share: (a)
Basic	$0.28	$1.08	$0.48	$0.63
Diluted	$0.28	$1.06	$0.47	$0.62

Weighted average shares outstanding: (000s) (a)
Basic	351,066	284,076	350,560	283,832
Diluted	358,979	290,454	358,506	290,330

(a)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net earnings	$100	$307	$170	$180

Other comprehensive earnings (loss):
Foreign currency translation adjustment	(71)	(29)	13	—
Pension and other postretirement benefits	(24)	64	(18)	63
Effective financial derivatives	(35)	12	16	11
Total other comprehensive earnings (loss)	(130)	47	11	74
Income tax (provision) benefit	24	(31)	11	(27)
Total other comprehensive earnings (loss), net of tax	(106)	16	22	47

Total comprehensive earnings	(6)	323	192	227
Comprehensive (earnings) loss attributable to noncontrolling interests	(1)	—	(3)	—
Comprehensive earnings (loss) attributable to Ball Corporation	$(7)	$323	$189	$227

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
($ in millions)	2017	2016

Assets
Current assets
Cash and cash equivalents	$433	$597
Receivables, net	1,637	1,491
Inventories, net	1,524	1,413
Other current assets	171	152
Total current assets	3,765	3,653
Noncurrent assets
Property, plant and equipment, net	4,424	4,387
Goodwill	4,858	5,095
Intangible assets, net	2,512	1,934
Other assets	1,162	1,104
Total assets	$16,721	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$322	$222
Accounts payable	2,146	2,033
Accrued employee costs	291	315
Other current liabilities	591	399
Total current liabilities	3,350	2,969
Noncurrent liabilities
Long-term debt	7,226	7,310
Employee benefit obligations	1,429	1,497
Deferred taxes	633	439
Other liabilities	373	417
Total liabilities	13,011	12,632

Shareholders' equity
Common stock (669,960,150 shares issued - 2017; 668,504,350 shares issued - 2016) (a)	1,060	1,038
Retained earnings	4,849	4,739
Accumulated other comprehensive earnings (loss)	(919)	(941)
Treasury stock, at cost (318,355,478 shares - 2017; 318,774,098 shares - 2016) (a)	(1,386)	(1,401)
Total Ball Corporation shareholders' equity	3,604	3,435
Noncontrolling interests	106	106
Total shareholders' equity	3,710	3,541
Total liabilities and shareholders' equity	$16,721	$16,173

(a)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in millions)	2017	2016

Cash Flows from Operating Activities
Net earnings	$170	$180
Adjustments to reconcile net earnings (loss) to cash provided by (used in) continuing operating activities:
Depreciation and amortization	377	153
Business consolidation and other activities	96	239
Deferred tax provision (benefit)	(59)	(236)
Other, net	(147)	140
Changes in working capital components, net of acquisitions and dispositions (a)	(174)	(440)
Cash provided by (used in) operating activities	263	36
Cash Flows from Investing Activities
Capital expenditures	(240)	(273)
Business acquisitions, net of cash acquired	—	413
Business dispositions, net of cash sold	31	2,815
Other, net	2	(86)
Cash provided by (used in) investing activities	(207)	2,869
Cash Flows from Financing Activities
Long-term borrowings	290	3,824
Repayments of long-term borrowings	(561)	(621)
Net change in short-term borrowings	91	250
Proceeds from issuances of common stock, net of shares used for taxes	14	23
Acquisitions of treasury stock	(3)	(98)
Common stock dividends	(58)	(37)
Other, net	(1)	(21)
Cash provided by (used in) financing activities	(228)	3,320

Effect of exchange rate changes on cash	8	(50)

Change in cash and cash equivalents	(164)	6,175
Cash and cash equivalents - beginning of period	597	224
Cash and cash equivalents - end of period	$433	$6,399

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

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

Results of operations for the periods shown are not necessarily indicative of results for the year, particularly in view of the seasonality in our packaging segments, the variability of contract revenues in the company’s aerospace segment, the acquisition of Rexam PLC (Rexam) and divestiture of certain assets and liabilities of the combined business (the Divestment Business) on June 30, 2016. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes there to included in the company’s Annual Report on Form 10-K filed on March 2, 2017, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 (annual report).

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

Revision of the Second Quarter 2016 Unaudited Condensed Consolidated Financial Statements

During the third and fourth quarters of 2016, Ball management identified errors in the determination of the tax basis related to the gain on the sale of the Divestment Business, the amount of gain reported on the sale of the Divestment Business, and payroll taxes for certain compensation arrangements associated with the Rexam acquisition. The corrections of these errors impacted the unaudited condensed consolidated financial statements for the second quarter of 2016. The company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to Ball’s unaudited condensed consolidated financial statements for the aforementioned interim periods. Accordingly, the correction of these immaterial errors was reflected in the quarterly unaudited financial data included within our 2016 annual report. These revisions have been reflected in the comparative 2016 condensed consolidated financial statements.

The following table reconciles the amounts as previously reported in our second quarter of 2016 condensed consolidated financial statements to the corresponding revised amounts presented herein:

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

($ in millions, except per share amounts)	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
2016	As Previously Reported	Adjustments (a)	As Revised	As Previously Reported	Adjustments (a)	As Revised
Business consolidation and other activities	$27	$1	$28	$(240)	$1	$(239)
Earnings before interest and taxes	278	1	279	167	1	168
Earnings (loss) before taxes	191	1	192	(18)	1	(17)
Tax (provision) benefit	146	(32)	114	229	(32)	197
Net earnings	338	(31)	307	211	(31)	180
Net earnings attributable to Ball Corporation	338	(31)	307	211	(31)	180

Basic earnings per share (b)	1.19	(0.11)	1.08	0.74	(0.11)	0.63
Diluted earnings per share (b)	1.17	(0.11)	1.06	0.73	(0.11)	0.62

(a)	The company revised the amounts originally reported for the second quarter of 2016 for the following items:
•

Recorded $13 million of expense in business consolidation and other activities for payroll tax obligations associated with compensation arrangements for the Rexam acquisition that should have been accrued upon the change of control in the second quarter of 2016. The company identified this error during the third quarter of 2016, and recorded and disclosed the correction in the third quarter of 2016 as an out-of-period adjustment.

•

Recorded $14 million of additional net gain on the sale of the Divestment Business in business consolidation and other activities for assets received by the buyer that should have been included in the amount owed to the company and liabilities that should have been derecognized by the company at the date of sale, as well as other insignificant items.

•

Recorded $30 million of tax expense associated with using an incorrect tax basis for the gain on the sale of the Divestment Business and an additional $2 million of tax expense associated with the tax effects of the adjustments noted above.

(b)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

•

The company elected to use a prospective approach to report all tax-related cash flows resulting from share-based payments as operating activities on the statement of cash flows and, therefore, no adjustments were made to prior periods. Previously, excess tax benefits were reported as part of financing activities.

•	The company elected to account for forfeitures as they occur. No cumulative effect adjustment was required as the amount calculated was immaterial.

In March 2016, accounting guidance was issued regarding the effect of derivative contract novations on existing hedge accounting relationships. The amendments clarify that a change in the counterparty to a derivative instrument designated as a hedging instrument does not in and of itself require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance was applied prospectively on January 1, 2017, and it did not have a material effect on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In May 2017, amendments to existing accounting guidance were issued to provide clarity and reduce diversity in practice, cost and complexity when applying guidance in Topic 718, Stock Compensation, regarding modifications to the terms or conditions of a share-based payment award. The amendments specify that all changes to the terms and conditions of a share-based payment award will require an entity to apply modification accounting in Topic 718, unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance will be effective for annual reporting periods beginning after January 1, 2018, and early adoption is permitted. The company does not expect the amendments to have a material impact on its consolidated financial statements, and the company has not elected to early adopt this new accounting standard.

In March 2017, amendments to existing accounting guidance were issued to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, which requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the associated employees during the period. The other components of net periodic pension and benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also permit only the service cost component of net benefit cost to be eligible for capitalization. This guidance is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component. Employers can elect a practical expedient that permits use of the amounts disclosed in its pension footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The guidance is effective for Ball on January 1,

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2018, and early adoption is permitted. The company has not elected to early adopt the new standard and is currently assessing the impact this guidance will have on its consolidated financial statements.

In February 2017, amendments to existing accounting guidance were issued to clarify the scope of ASC Subtopic 610-20, Other Income−Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The guidance requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered to be in substance real estate. This guidance is required to be applied on January 1, 2018, using a full retrospective approach or a modified retrospective approach and early adoption is permitted. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In January 2017, amendments to existing accounting guidance were issued to further clarify the definition of a business in determining whether or not a company has acquired or sold a business. The amendments provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term “output” so that the term is consistent with how outputs are described in Topic 606. The guidance is required to be applied prospectively for Ball on January 1, 2018, and early adoption is permitted. The company does not expect these amendments to have a material impact on its consolidated financial statements, and the company has not elected to early adopt this new accounting standard.

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

In October 2016, amendments to existing accounting guidance were issued that will require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when the asset is sold. The amendments also eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In June 2016, amendments requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected were finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance will be effective on January 1, 2020. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In February 2016, lease accounting guidance was issued which, for operating leases, will require a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The guidance will be effective for Ball on January 1, 2019. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and it is expected that a material amount of assets and liabilities will be recorded in the consolidated balance sheet.

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

In March 2016, the principal versus agent guidance within the new revenue recognition standard was amended to clarify how an entity should identify the unit of accounting for the principal versus agent evaluation. The new standard requires an entity to determine whether it is a principal or an agent in a transaction in which another party is involved in providing goods or services to a customer by evaluating the nature of its promise to the customer. An entity is a principal and records revenue on a gross basis if it controls the promised good or service before transferring the good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services.

In May 2016, narrow scope amendments and practical expedients were issued to clarify the new revenue recognition standard. The amendments clarify the collectability criterion of the revenue standard wherein an entity is allowed to recognize revenue in the amount of consideration received when the following criteria are met: the entity has transferred control of the goods or services, the entity has stopped transferring goods or services, or has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. The amendments also clarify the following: the fair value of noncash consideration should be measured at contract inception when determining the transaction price, allows an entity to make an accounting policy election to exclude from the

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

transaction price certain types of taxes collected from a customer when the company discloses that policy, for contracts to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP, and a practical expedient is provided in which an entity can avoid having to evaluate the effects of each contract modification from contract inception through the beginning of the earliest period presented when accounting for contracts that were modified prior to adoption under both the full and modified retrospective transition approach.

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

The new guidance will be effective for Ball on January 1, 2018, and will supersede the current revenue recognition guidance, including industry-specific guidance. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We currently anticipate adopting the standard on January 1, 2018, using the modified retrospective method.

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

While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact will be in the way we account for revenue in our metal beverage packaging segments and, to a lesser extent, in our food and aerosol packaging segment. We currently recognize revenue from many of our contracts in these segments when the four established criteria of revenue recognition under the current guidance have been met, generally occurring upon shipment or delivery of goods. Under the new guidance we expect to recognize revenue from many of these contracts over time, which will accelerate the timing of revenue recognition from these arrangements, such that some portion of revenue will be recognized prior to shipment or delivery of goods. In addition to accelerating the timing of recording revenue, we expect corresponding decreases in inventories with an offsetting increase to unbilled receivables to the extent the amounts have not yet been invoiced to the customer.

Relative to the aerospace segment, at this time we do not expect the implementation of the new standard to materially impact the manner in which we currently recognize revenue as the standard supports the recognition of revenue over time under the “cost-to-cost” method, which is consistent with the current revenue recognition model utilized for the majority of our contracts in this segment. We expect revenue arising from the majority of our contracts to continue to be recognized over time because of the continuous transfer of control to the customer. However, due to the complexity of most of our aerospace contracts, the actual revenue recognition treatment required under the new standard will be dependent on contract-specific terms and may vary in some instances from recognition over time.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net sales
Beverage packaging, North and Central America	$1,151	$844	$2,100	$1,577
Beverage packaging, South America	349	133	720	258
Beverage packaging, Europe	665	479	1,173	835
Food and aerosol packaging	274	298	546	583
Aerospace	257	193	493	373
Reportable segment sales	2,696	1,947	5,032	3,626
Other	159	83	296	159
Net sales	$2,855	$2,030	$5,328	$3,785

Comparable operating earnings
Beverage packaging, North and Central America (b)	$156	$118	$279	$211
Beverage packaging, South America (b)	69	22	127	39
Beverage packaging, Europe (b)	63	74	110	113
Food and aerosol packaging	25	33	46	53
Aerospace	26	19	47	37
Reportable segment comparable operating earnings	339	266	609	453
Reconciling items
Other (a) (b)	(21)	(15)	(52)	(46)
Business consolidation and other activities	(41)	28	(96)	(239)
Amortization of acquired Rexam intangibles	(51)	—	(83)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	(39)	—	(39)	—
Earnings before interest and taxes	187	279	339	168
Interest expense	(74)	(41)	(142)	(79)
Debt refinancing and other costs	(1)	(46)	(1)	(106)
Total interest expense	(75)	(87)	(143)	(185)
Earnings (loss) before taxes	112	192	196	(17)
Tax (provision) benefit	(22)	114	(44)	197
Equity in results of affiliates, net of tax	10	1	18	—
Net earnings	100	307	170	180
Net earnings attributable to noncontrolling interests	(1)	—	(3)	—
Net earnings attributable to Ball Corporation	$99	$307	$167	$180

(a)

Includes undistributed corporate expenses, net, of $32 million and $12 million for the three months ended June 30, 2017 and 2016, respectively, and $77 million and $35 million for the six months ended June 30, 2017 and 2016, respectively.

(b)

The three months ended June 30, 2017, includes catch-up depreciation for the three months ended March 31, 2017, from the finalization of fair values and useful lives for the Rexam acquisition associated with the following segments: $8 million for beverage packaging, Europe; $1 million for beverage packaging, North and Central America; $1 million for beverage packaging, South America; and $1 million for other.

The company does not disclose total assets by segment as it is not provided to the chief operating decision maker.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam PLC (Rexam), a U.K. based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 32.25 million treasury shares of Ball Corporation common stock (valued at $71.39 per share for a total share consideration of $2.3 billion, before giving effect to the 2 for 1 stock split which occurred in May of 2017). Additionally, the company recorded $24 million of consideration for stock-based compensation. The common shares were valued using the price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016.

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to sell a portion of Ball’s existing beverage packaging business and select beverage can assets of the Divestment Business. The sale of the Divestment Business to Ardagh Group S.A. (Ardagh) was completed concurrently on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. The sale agreement with Ardagh in respect of the Divestment Business contains customary representations, warranties, covenants and provisions allocating liabilities, as well as indemnification obligations to and from Ardagh, pursuant to which claims may be made when applicable. A pretax gain on sale of $330 million was recorded within business consolidation and other activities and is subject to finalization of working capital and other items. As a condition of the sale of the Divestment Business to Ardagh, the company has guaranteed a minimum volume of sales for the Divestment Business in 2017, whereby the company would be required to pay Ardagh up to $75 million based upon any shortfall of 2017 sales relative to an agreed-upon minimum threshold. Additionally, the company entered into a supply agreement with Ardagh to manufacture and sell can ends to the Divestment Business in Brazil in exchange for proceeds of $103 million.

In connection with the sale of the Divestment Business to Ardagh on June 30, 2016, the company provided indemnifications for the uncertain tax positions of the Divestment Business sold to Ardagh. These indemnifications were accounted for as guarantees and the company initially recognized a liability equal to the fair value of the indemnities. There are no limitations on the maximum potential future payments the company could be obligated to make and, based on the nature of the indemnified items, the company is unable to reasonably estimate its potential exposure under these items.

During the three and six months ended June 30, 2017, the company recorded $7 million and $34 million, respectively, in business consolidation and other activities for an increase in the estimated amount of the claims covered by indemnifications for tax matters provided to the buyer in relation to the Divestment Business. The estimated value of the claims under these indemnities is $57 million at June 30, 2017, and the liabilities have been recorded in other current liabilities.

The portion of the Divestment Business composed of Ball's legacy beverage packaging businesses had earnings before taxes as shown below. These earnings before taxes may not be indicative of the earnings before taxes that would be generated by these components of the Divestment Business in future periods. Additionally, due to complexities associated with how Ball's legacy beverage packaging businesses included in the Divestment Business were integrated into Ball Corporation in historical periods, these earnings before taxes may not be indicative of the earnings before taxes of these Divestment Business components had they been operated as a stand-alone business or businesses:

	Three Months Ended	Six Months Ended
($ in millions)	June 30, 2016	June 30, 2016

Earnings before taxes	$67	$104
Earnings before taxes attributable to Ball Corporation	67	104

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The Rexam portion of the Divestment Business is not included in the table above as the financial information is not included in Ball’s historical results.

A total of 54 manufacturing facilities were acquired from Rexam, including 17 in North America, 20 in Europe, 12 in South America and five in the AMEA region. A total of 22 manufacturing facilities were sold as part of the Divestment Business, including 12 Ball facilities and 10 Rexam facilities. Of these 22 facilities, eight are located in North America, 12 are located in Europe and two are located in Brazil. The company had a total of 75 beverage manufacturing facilities and joint ventures after the completion of the Rexam acquisition and sale of the Divestment Business.

This acquisition aligns with Ball’s Drive for 10 vision, including the company’s long-standing capital allocation strategy and EVA philosophy. The combination created the world’s largest supplier of beverage containers allowing the company to better serve its customers with its enhanced geographic footprint and innovative product offerings. In particular, Ball expects the acquisition to continue to deliver long-term shareholder value through optimizing global sourcing, reducing general and administrative expenses, sharing best practices to improve production efficiencies and leveraging its footprint to lower freight, logistics and warehousing costs. In addition, further value can continue to be created through balance sheet improvements with a focus on working capital and inventory management and sustainability priorities as a result of the larger plant network.

The acquisition was accounted for as a business combination and its results of operations have been included in the company’s consolidated statements of earnings and cash flows from the date of acquisition. In total, pretax charges of $216 million have been incurred for transaction costs associated with the acquisition which, in accordance with current accounting guidance, were expensed as incurred. The transaction costs are included in the business consolidation and other activities line of the unaudited condensed consolidated statement of earnings.

In connection with the acquisition, Ball assumed Rexam debt of approximately $2.8 billion of which approximately $2.7 billion was extinguished during July and August 2016. The proceeds from the sale of the Divestment Business were partially used to extinguish the assumed Rexam debt.

During the three months ended June 30, 2017, the company finalized the allocation of the purchase price for the Rexam acquisition. The measurement period adjustments to the acquisition fair values and useful lives for acquired identifiable intangible assets and fixed assets were due to the refinement of our valuation models, assumptions and inputs. The updated assumptions and inputs incorporated additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date. The significant final purchase price allocation changes during the three months ended June 30, 2017, included an increase of $590 million in the value of intangible assets, an increase of $31 million in the value of investments in affiliates and a decrease of $384 million in the value of goodwill. Long-term deferred tax liabilities also increased by $221 million primarily due to the tax effect of these changes to the final purchase price allocation.

During the three months ended June 30, 2017, cumulative catch-up amortization recorded as a result of the increase to intangible assets was $23 million, of which $8 million related to the three months ended March 31, 2017, and $15 million related to the six months ended December 31, 2016. During the three months ended June 30, 2017, cumulative catch-up depreciation recorded as a result of changes in the values and useful lives of fixed assets was $35 million, of which $11 million related to the three months ended March 31, 2017, and $24 million related to the six months ended December 31, 2016.

The cumulative impacts of all adjustments have been reflected in the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2017. The final amounts are summarized in the table below:

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30,
($ in millions)	2016

Cash	$450
Receivables, net	778
Inventories, net	782
Other current assets	165
Assets held for sale (sold to Ardagh on June 30, 2016)	911
Total current assets	3,086

Property, plant and equipment	2,301
Goodwill	3,415
Intangible assets	2,478
Restricted cash	174
Other assets	490
Total assets acquired	11,944

Short-term debt and current portion of long-term debt	2,792
Accounts payable	858
Accrued employee costs	135
Liabilities held for sale (sold to Ardagh on June 30, 2016)	7
Other current liabilities	373
Total current liabilities	4,165

Long-term debt	28
Employee benefit obligations	508
Deferred taxes and other liabilities	993
Total liabilities assumed	5,694

Net assets acquired	6,250

Noncontrolling interests	(90)
Aggregate value of consideration paid	$6,160

The following table details the identifiable intangible assets acquired, their fair values and estimated useful lives:

($ in millions)	Fair Value	Weighted- Average Estimated Useful Life (in Years)

Customer relationships	$2,437	17
Trademarks	41	3
	$2,478

Because the acquisition of Rexam was a stock purchase, neither the goodwill nor the intangible assets acquired are deductible under local country corporate tax laws but will generally be deductible in computing earnings and profits for U.S. tax purposes.

The following unaudited pro forma consolidated results of operations (pro forma information) have been prepared as if the acquisition of Rexam and sale of the Divestment Business had occurred as of January 1, 2015. The pro forma information combines the historical results of Ball and Rexam. The pro forma results are not necessarily indicative of the

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

actual results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of the results that may be obtained in the future.

	Three Months Ended	Six Months Ended
($ in millions, except per share amounts)	June 30, 2016	June 30, 2016

Net sales (1)	$2,761	$5,179
Net earnings attributable to Ball Corporation (2)	28	26
Basic earnings per share	0.08	0.07
Diluted earnings per share	0.08	0.07

(1)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(2)	Pro forma adjustments to net earnings attributable to Ball Corporation were adjusted as follows:
•	Excludes acquisition-related transaction costs and debt refinancing costs incurred in the three and six months ended June 30, 2016.
•	Includes interest expense associated with the new debt utilized to finance the acquisition.
•	Includes depreciation and amortization expense based on the increased fair value of property, plant and equipment and amortizable intangible assets acquired.
•	Excludes net earnings attributable to the Divestment Business for the three and six months ended June 30, 2016.
•	Excludes the gain on sale of the Divestment Business in the three and six months ended June 30, 2016.

All of these pro forma adjustments were adjusted for the applicable income tax impacts. Ball has applied enacted statutory tax rates in the U.K. for the period. Ball used a tax rate of 20 percent to calculate the financing and acquisition adjustments for the three and six months ended June 30, 2016; however, the tax impact on acquisition-related transaction costs already incurred were recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may not be reflective of Ball’s effective tax rate for future periods after consummation of the acquisition and sale of the Divestment Business.

Currency Exchange Rate and Interest Rate Risks

The company entered into collar and option contracts to partially mitigate its currency exchange rate risk associated with the British pound denominated cash portion of the purchase price from February 19, 2015, through the closing date of the Rexam acquisition. The company entered into interest rate swaps to hedge against rising U.S. and European interest rates to minimize its interest rate exposure associated with anticipated debt issuances in connection with the acquisition of Rexam. These contracts were not designated as hedges for accounting purposes and, therefore, changes in the fair value of these contracts were recorded in the consolidated statements of earnings in business consolidation and other activities, as well as in debt refinancing and other costs, a component of total interest expense.

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

5.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Beverage packaging, North and Central America	$(7)	$(3)	$(11)	$(6)
Beverage packaging, South America	(3)	(9)	—	(9)
Beverage packaging, Europe	(4)	(5)	(7)	(9)
Food and aerosol packaging	(1)	(3)	9	(17)
Other	(26)	48	(87)	(198)
	$(41)	$28	$(96)	$(239)

2017

Beverage Packaging, North and Central America

During the three and six months ended June 30, 2017, the company recorded charges of $4 million and $7 million, respectively, for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and disposal costs related to the closure of its Reidsville, North Carolina, plant.

Other charges in the three and six months ended June 30, 2017, included $3 million and $4 million, respectively, of individually insignificant activities.

Beverage Packaging, South America

During the three and six months ended June 30, 2017, the company recorded charges of $2 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three and six months ended June 30, 2017, included expense of $1 million and income of $2 million, respectively, for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Beverage Packaging, Europe

During the six months ended June 30, 2017, the company recorded charges of $2 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three and six months ended June 30, 2017, included $4 million and $5 million, respectively, for individually insignificant activities.

Food and Aerosol Packaging

During the three and six months ended June 30, 2017, the company recorded charges of $2 million and $5 million, respectively, for facility shutdown costs and accelerated depreciation for the closure of its Weirton, West Virginia, plant which ceased production during the period ended March 31, 2017.

During the three months ended March 31, 2017, the company sold its food and aerosol packaging paint and general line can plant in Hubbard, Ohio, and recorded a gain on sale of $15 million.

Other charges in the three and six months ended June 30, 2017, included income of $1 million and expense of $1 million for individually insignificant activities.

Other

During the three months ended June 30, 2017, the company recorded the following amounts:

•	Expense of $7 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	Expense of $8 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $5 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $6 million for individually insignificant activities.

During the six months ended June 30, 2017, the company recorded the following amounts:

•	Expense of $34 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	Expense of $17 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	A $14 million reduction in the gain recognized in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $10 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $12 million for individually insignificant activities.

2016

Beverage Packaging, North and Central America

Charges in the three and six months ended June 30, 2016, included $3 million and $6 million, respectively, of individually insignificant activities.

Beverage Packaging, South America

During the three months ended June 30, 2016, the company recorded charges of $9 million for professional services and other costs associated with the acquisition of Rexam.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Beverage Packaging, Europe

During the three months ended June 30, 2016, the company recorded charges of $3 million and $7 million, respectively, for professional services and other costs associated with the acquisition of Rexam.

Other charges in the three and six months ended June 30, 2016, included $2 million of individually insignificant activities.

Food and Aerosol Packaging

During the three and six months ended June 30, 2016, the company recorded charges of $2 million and $11 million, respectively, for employee severance and benefits, facility shutdown costs and asset impairment and disposal costs for the closure of its Weirton, West Virginia, plant.

Other charges in the three and six months ended June 30, 2016, included $1 million and $6 million, respectively, of individually insignificant activities.

Other

During the three months ended June 30, 2016, the company recorded the following charges:

•	A gain of $331 million in connection with the sale of the Ball portion of the Divestment Business.
•

Foreign currency losses of $99 million from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business and the revaluation of the euro-denominated debt issuance obtained in December 2015.

•

Losses of $91 million associated with the collar, swap and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the purchase price for the acquisition of Rexam.

•	Expense of $71 million for compensation arrangements related to the Rexam acquisition.
•	Expense of $53 million for professional services and other costs associated with the acquisition of Rexam.
•	An unrealized gain of $32 million on the fair value of cross-currency swaps entered into in connection with the December 2015 issuance of the $1 billion senior notes due 2020.
•	Expense of $1 million for individually insignificant activities.

During the six months ended June 30, 2016, the company recorded the following charges:

•	A gain of $331 million in connection with the sale of the Ball portion of the Divestment Business.
•

Foreign currency losses of $195 million from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business and the revaluation of the euro-denominated debt issuance obtained in December 2015.

•

Losses of $179 million associated with the collar, swap and option contracts entered into to reduce its exposure to currency exchange rate changes in connection with the British pound denominated cash portion of the purchase price for the acquisition of Rexam.

•	Expense of $77 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $71 million for compensation arrangements related to the Rexam acquisition.
•	An unrealized loss of $4 million on the fair value of cross-currency swaps entered into in connection with the December 2015 issuance of the $1 billion senior notes due 2020.
•	Expense of $3 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

6.     Receivables

	June 30,	December 31,
($ in millions)	2017	2016

Trade accounts receivable	$1,342	$1,169
Less allowance for doubtful accounts	(10)	(11)
Net trade accounts receivable	1,332	1,158
Other receivables	305	333
	$1,637	$1,491

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1 billion at June 30, 2017. A total of $658 million and $596 million were sold under such programs as of June 30, 2017, and December 31, 2016, respectively.

7.     Inventories

	June 30,	December 31,
($ in millions)	2017	2016

Raw materials and supplies	$665	$607
Work-in-process and finished goods	896	839
Less inventory reserves	(37)	(33)
	$1,524	$1,413

8.     Property, Plant and Equipment

	June 30,	December 31,
($ in millions)	2017	2016

Land	$171	$105
Buildings	1,357	1,301
Machinery and equipment	4,986	4,723
Construction-in-progress	432	503
	6,946	6,632
Accumulated depreciation	(2,522)	(2,245)
	$4,424	$4,387

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $153 million and $260 million for the three and six months ended June 30, 2017, respectively, and $68 million and $133 million for the comparable periods in 2016, respectively. During the three months ended June 30, 2017, cumulative catch-up depreciation recorded as a result of changes in the values and useful lives of fixed assets associated with the finalization of the valuation for the Rexam acquisition was $35 million, of which $11 million related to the three months ended March 31, 2017, and $24 million related to the six months ended December 31, 2016.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

9.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2016	$1,614	$970	$1,632	$599	$40	$240	$5,095
Opening balance sheet adjustments	(340)	328	(276)	—	—	(68)	(356)
Business dispositions	—	—	—	(9)	—	—	(9)
Effects of currency exchange rates	—	—	106	12	—	10	128
Balance at June 30, 2017	$1,274	$1,298	$1,462	$602	$40	$182	$4,858

During the three months ended June 30, 2017, the company finalized the allocation of the purchase price for the Rexam acquisition. The decrease related to goodwill is a result of changes in the fair values and useful lives of fixed assets for the Rexam acquisition. The company’s annual goodwill impairment test completed in the fourth quarter of 2016 indicated the fair value of the beverage packaging, Asia (Beverage Asia), reporting unit exceeded its carrying amount by approximately 23 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at June 30, 2017.

10.    Intangible Assets, Net

	June 30,	December 31,
($ in millions)	2017	2016

Acquired Rexam intangibles (net of accumulated amortization of $160 million at June 30, 2017, and $62 million at December 31, 2016)	$2,340	$1,766
Capitalized software (net of accumulated amortization of $112 million at June 30, 2017, and $87 million at December 31, 2016)	86	79
Other intangibles (net of accumulated amortization of $155 million at June 30, 2017, and $143 million at December 31, 2016)	86	89
	$2,512	$1,934

Total amortization expense of intangible assets amounted to $76 million and $117 million for the three and six months ended June 30, 2017, respectively, and $10 million and $20 million for the comparable periods in 2016, respectively. During the three months ended June 30, 2017, cumulative catch-up amortization recorded as a result of the change in the value of intangible assets associated with the finalization of the valuation for the Rexam acquisition was $23 million, of which $8 million related to the three months ended March 31, 2017, and $15 million related to the six months ended December 31, 2016.

11.    Other Assets

	June 30,	December 31,
($ in millions)	2017	2016

Long-term deferred tax assets	$447	$443
Long-term pension asset	163	147
Investments in affiliates	252	204
Company and trust-owned life insurance	166	146
Other	134	164
	$1,162	$1,104

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

12.    Debt and Interest Costs

Long-term debt consisted of the following:

	June 30,	December 31,
($ in millions)	2017	2016

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	800	736
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	457	421
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021	1,348	1,383
Term A loan, euro denominated, due June 2021	801	954
Multi-currency, U.S. dollar revolver, due March 2021	190	190
Other (including debt issuance costs)	(42)	(45)
	7,304	7,389
Less: Current portion of long-term debt	(78)	(79)
	$7,226	$7,310

Following is a summary of debt refinancing and other costs included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$—	$(25)	$—	$(49)
Refinancing of bridge and revolving credit facilities	—	(17)	—	(30)
Economic hedge - interest rate risk	—	(4)	—	(20)
Amortization of unsecured, committed bridge facility financing fees	—	—	—	(7)
Individually insignificant items	(1)	—	(1)	—
	$(1)	$(46)	$(1)	$(106)

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion. At June 30, 2017, taking into account outstanding letters of credit, approximately $1.3 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $968 million of short-term uncommitted credit facilities available at June 30, 2017, of which $244 million was outstanding and due on demand. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $7.6 billion at June 30, 2017, and $7.7 billion at December 31, 2016. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were $34 million at June 30, 2017, and $32 million at December 31, 2016.

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

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net debt to EBITDA ratio (as defined) of no greater than 5 times at June 30, 2017, which changes to 4 times at December 31, 2017.

The company was in compliance with all loan agreements and debt covenants at June 30, 2017, and December 31, 2016, and has met all debt payment obligations.

13.    Employee Benefit Obligations

	June 30,	December 31,
($ in millions)	2017	2016

Underfunded defined benefit pension liabilities	$897	$963
Less: Current portion	(26)	(25)
Long-term defined benefit pension liabilities	871	938
Retiree medical and other postemployment benefits	217	226
Deferred compensation plans	280	272
Other	61	61
	$1,429	$1,497

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended June 30,
	2017			2016
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign		Total

Ball-sponsored plans:
Service cost	$12	$4	$16	$12	$3		$15
Interest cost	33	22	55	15	5		20
Expected return on plan assets	(33)	(26)	(59)	(18)	(5)		(23)
Recognized net actuarial loss	9	1	10	8	1		9
Curtailment and settlement losses (gains) including special termination benefits	—	—	—	—	80	(a)	80
Net periodic benefit cost for Ball sponsored plans	21	1	22	17	84		101
Net periodic benefit cost for multi-employer plans	1	—	1	—	—		—
Total net periodic benefit cost	$22	$1	$23	$17	$84		$101

(a)	Amount relates to plans transferred to the Divestment Business.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2017			2016
($ in millions)	U.S.	Foreign	Total	U.S.	Foreign		Total

Ball-sponsored plans:
Service cost	$24	$8	$32	$24	$6		$30
Interest cost	66	44	110	30	9		39
Expected return on plan assets	(66)	(52)	(118)	(36)	(9)		(45)
Recognized net actuarial loss	18	2	20	15	3		18
Curtailment and settlement losses (gains) including special termination benefits	—	—	—	—	80	(a)	80
Net periodic benefit cost for Ball sponsored plans	42	2	44	33	89		122
Net periodic benefit cost for multi-employer plans	2	—	2	1	—		1
Total net periodic benefit cost	$44	$2	$46	$34	$89		$123

(a)	Amount relates to plans transferred to the Divestment Business.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $110 million in the first six months of 2017 compared to $28 million in the first six months of 2016 and are expected to be in the range of $190 million for the full year of 2017. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the 2017 contributions were contributions to acquired Rexam defined benefit pension plans. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $12 million in the first six months of 2017 compared to $9 million in the first six months of 2016 and are expected to be approximately $20 million to $24 million for the full year of 2017.

14.    Shareholders’ Equity and Comprehensive Earnings

In April of 2017, the company’s board of directors declared a two-for-one split of Ball Corporation’s common stock and increased the quarterly cash dividend by 54 percent to 10 cents on a post-split basis. The stock split was effective as of May 16, 2017.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2016	$(329)	$(590)	$(22)	$(941)
Other comprehensive earnings (loss) before reclassifications	(3)	(23)	(25)	(51)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	11	62	73
Balance at June 30, 2017	$(332)	$(602)	$15	$(919)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$—	$—	$(3)	$3
Commodity contracts recorded in cost of sales	9	(3)	17	(10)
Currency exchange contracts recorded in selling, general and administrative	—	(1)	—	(1)
Cross-currency swaps recorded in selling, general and administrative	(71)	1	(84)	1
Cross-currency swaps recorded in interest expense	5	—	10	—
Commodity and currency exchange contracts attributable to the divestment business recorded in business consolidation and other activities	—	(4)	—	(4)
Total before tax effect	(57)	(7)	(60)	(11)
Tax benefit (expense) on amounts reclassified into earnings	13	—	(2)	(2)
Recognized gain (loss)	$(44)	$(7)	$(62)	$(13)

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$—	$2	$—	$2
Actuarial gains (losses)	(8)	(90)	(17)	(99)
Total before tax effect	(8)	(88)	(17)	(97)
Tax benefit (expense) on amounts reclassified into earnings	3	23	6	26
Recognized gain (loss)	$(5)	$(65)	$(11)	$(71)

(a)	The pension components are included in the computation of net periodic benefit cost included in Note 13.

15.    Stock-Based Compensation Programs

The company has shareholder-approved stock plans under which options and stock-settled appreciation rights (SSARs) have been granted to employees at the market value of the company’s stock at the date of grant. In general, options and SSARs are exercisable in four equal installments commencing one year from the date of grant and terminating 10 years from the date of grant. There were 1.1 million stock options and SSARs granted in January 2017 and 1.3 million in April 2017 (on a post-stock split basis). These options and SSARs cannot be traded in any equity market. However, based on the Black-Scholes option pricing model, options and SSARs granted in April 2017, January 2017, July 2016 and January 2016 have estimated weighted average fair values at the date of grant of $7.21 per share, $8.54 per share, $8.35 per share and $9.29 per share, respectively (reflects the two-for-one stock split effective May 16, 2017). The actual value an employee may realize will depend on the excess of the stock price over the exercise price on the date the option or SSAR is exercised. Consequently, there is no assurance the value realized by an employee will approximate the value estimated. The fair values were estimated using the following weighted average assumptions:

	April 2017		January 2017		July 2016		January 2016

Expected dividend yield	1.06%		0.68%		0.73%		0.79%
Expected stock price volatility	18.89%		20.49%		24.14%		29.25%
Risk-free interest rate	1.95%		2.07%		1.22%		1.57%
Expected life of options (in years)	5.94	years	5.94	years	6.10	years	5.94	years

During the three months ended March 31, 2017 and 2016, the company’s board of directors granted 237,452 and 237,510 performance-contingent restricted stock units (PCEQs) (on a post-stock split basis), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

the company’s growth in economic value added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

Also during the three months ended March 31, 2017, the company’s board of directors granted 1.1 million performance-contingent restricted stock units (on a post-stock split basis) to employees related to the Special Acquisition-Related Incentive Plan. The number of shares issued at the vesting date in January 2020 will be based on the company’s achievement of cumulative EVA and Cash Flow performance goals through the vesting date and can range from zero to 200 percent of each participant’s assigned award. If the minimum performance goals are not met, the awards will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

16.    Earnings and Dividends Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts; shares in thousands)	2017	2016	2017	2016

Net earnings attributable to Ball Corporation	$99	$307	$167	$180

Basic weighted average common shares (a)	351,066	284,076	350,560	283,832
Effect of dilutive securities (a)	7,913	6,378	7,946	6,498
Weighted average shares applicable to diluted earnings per share (a)	358,979	290,454	358,506	290,330

Per basic share (a)	$0.28	$1.08	$0.48	$0.63
Per diluted share (a)	$0.28	$1.06	$0.47	$0.62

(a)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 3 million and 5 million in the three and six months ended June 30, 2017, respectively. The options excluded totaled 4 million in both the three and six months ended June 30, 2016.

The company declared and paid dividends of $0.10 per share in the three months ended June 30, 2017, and $0.065 per share in the three months ended March 31, 2017 and 2016, and in the three months ended June 30, 2016 (on a post-stock split basis).

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

At June 30, 2017, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $985 million, of which approximately $922 million received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at June 30, 2017, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $23 million associated with these contracts. A net after-tax gain of $17 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. There was no after-tax gain included in shareholders’ equity at June 30, 2017, within accumulated other comprehensive earnings (loss). There were no contracts outstanding at June 30, 2017.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in its global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At June 30, 2017, the company had outstanding exchange rate forward contracts and option contracts with notional amounts totaling approximately $2 billion. Approximately $5 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at June 30, 2017, of which a net gain of $5 million is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at June 30, 2017, expire within the next two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in the three months ended June 30, 2016. Approximately,

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

$13 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at June 30, 2017, the amount of which expected to be recognized during the next 12 months is dependent on fluctuations in currency exchange rates. As of June 30, 2017, the fair value of the cross-currency swap was a $39 million loss. The contract expires in December 2020.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding until March 2018 and August 2017 and that have a combined notional value of 2.7 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives. As of June 30, 2017, the fair value of the swap was a $3.4 million gain.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of June 30, 2017, and December 31, 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $24 million and $44 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of June 30, 2017, and December 31, 2016, and presented those values in the tables below. The company’s

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2017			December 31, 2016
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$29	$2	$31	$17	$1	$18
Foreign currency contracts	2	9	11	1	—	1
Interest rate and other contracts	—	3	3	—	21	21
Total current derivative contracts	$31	$14	$45	$18	$22	$40

Commodity contracts	$6	$—	$6	$7	$—	$7
Interest rate and other contracts	—	—	—	39	—	39
Total noncurrent derivative contracts	$6	$—	$6	$46	$—	$46

Liabilities:
Commodity contracts	$6	$2	$8	$3	$—	$3
Foreign currency contracts	—	31	31	—	22	22
Total current derivative contracts	$6	$33	$39	$3	$22	$25

Commodity contracts	$1	$—	$1	$—	$—	$—
Foreign currency contracts	39	—	39	—	—	—
Total noncurrent derivative contracts	$40	$—	$40	$—	$—	$—

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of June 30, 2017, has not identified any circumstances requiring the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended June 30,
		2017		2016
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to supplier pricing	Cost of sales	$9	$(4)	$(3)	$—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	—	—	(4)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	—	(14)	(1)	36
Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	—	—	1
Cross-currency swaps - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	—	—	—	32
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(71)	—	1	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	5	—	—	—
Commodity contracts and currency exchange contracts - attributed to the divestment business	Business consolidation and other activities	—	—	(4)	—
Equity and inflation contracts	Selling, general and administrative	—	13	—	1
Total		$(57)	$(5)	$(7)	$66

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		Six Months Ended June 30,
		2017		2016
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(3)	$(2)	$3	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	17	(3)	(10)	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	—	—	(20)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	—	(29)	(1)	36
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	—	—	(87)
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	—	—	(4)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(84)	—	1	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	10	—	—	—
Commodity contracts and currency exchange contracts - attributed to the Divestment Business	Business consolidation and other activities	—	—	(4)	—
Equity contracts	Selling, general and administrative	—	10	—	(1)
Total		$(60)	$(24)	$(11)	$(76)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Amounts reclassified into earnings:
Commodity contracts	$(9)	$3	$(14)	$7
Cross-currency swap contracts	66	(1)	74	(1)
Commodity and currency exchange contracts attributed to the divestment business	—	4	—	4
Currency exchange contracts	—	1	—	1
Change in fair value of cash flow hedges:
Commodity contracts	(28)	13	23	6
Interest rate contracts		1	1	—
Cross-currency swap contracts	(66)	(6)	(69)	(6)
Currency exchange contracts	2	(3)	1	1
Foreign currency and tax impacts	15	(2)	21	(2)
	$(20)	$10	$37	$10

18.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to: product liability, personal injury, the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability, the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety, and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $45 million in the aggregate and have been included in other current liabilities and other noncurrent liabilities at June 30, 2017.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In February 2012, Ball Metal Beverage Container Corp. (BMBCC) filed an action against Crown Packaging Technology, Inc. (Crown) in the U.S. District Court for the Southern District of Ohio seeking a declaratory judgment that the sale and use of certain ends by BMBCC and its customers do not infringe certain claims of Crown’s U.S. patents. Crown subsequently filed a counterclaim alleging infringement of certain claims in these patents seeking unspecified monetary damages, fees and declaratory and injunctive relief. The District Court issued a claim construction order at the end of December 2015 and held a scheduling conference on February 10, 2016, to determine the timeline for future steps in the litigation. The case was stayed by mutual agreement of the parties into the third quarter of 2016, during which Crown made preparations for its discovery with respect to certain ends previously produced by Rexam, and such discovery began during the first half of 2017. The parties attempted to mediate the case on August 1, 2017, but no progress was made, and the case continues as scheduled.  Based on the information available to the company at the present time, the company does not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

On November 4, 2011, International Paper and Georgia Pacific filed a complaint against RI and IPG alleging that pursuant to the 1971 Agreement, IPG and RI are liable for 50 percent of the clean-up costs at the Crown Vantage Landfill (the Site). The Site is an inactive industrial landfill on the Delaware River in Hunterdon County, New Jersey that was operated by Riegel and its successors from the 1930s to the 1970s. The EPA conducted an emergency clean up at the Site after a 2004 flood exposed drums and other waste. Georgia Pacific took over the clean-up at the Site. Georgia Pacific later sued International Paper as a successor to Riegel. Georgia Pacific and International Paper entered into a settlement agreement under which International Paper accepted responsibility for the Site. The litigation against IPG and

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

RI centers on the interpretation of the 1971 Agreement and whether it allocated the Site liabilities to the paper group of Riegel, which merged with and into Federal, a predecessor of International Paper, or to the packaging group of Riegel, which was spun off to Rexham.

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

On October 17, 2016, representatives of Ball/Rexam and Georgia Pacific and International Paper participated in a court ordered mediation in New Jersey in an attempt to resolve this matter. No resolution was reached. During the second quarter of 2017, the court placed the case on administratively terminated status pending ongoing discussions among the parties, and we will continue to explore various ways to reach an acceptable result and otherwise mitigate the effect of the claims. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place during 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan will be proposed to the French Environmental Authorities (DREAL) in 2017. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions and subject to grace periods. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are co-terminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes or the credit agreement or any other loan document in respect thereof. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and

(ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The unaudited condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 20. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

20.    Subsidiary Guarantees of Debt

The following condensed consolidating financial information is presented in accordance with SEC Regulations S‑X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and comprises two separate and distinct presentations. Amounts for the three and six months ended June 30, 2017, have been revised for the adjustments identified and recorded as of December 31, 2016. Refer to Note 1for further detail.

For purposes of each presentation of condensed consolidating financial information, the subsidiaries of the company providing the guarantees are referred to as the guarantor subsidiaries, and subsidiaries of the company other than the guarantor subsidiaries are referred to as the non-guarantor subsidiaries. The eliminating adjustments substantively consist

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

of intercompany transactions and the elimination of equity investments and earnings of subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required.

Guarantees Relating to Shelf Registration Statement

The first presentation of condensed consolidating financial information relates to the Registration Statement on Form S-3 registering debt securities of the company and the full and unconditional, joint and several guarantees of such debt securities by certain 100 percent owned domestic subsidiaries of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2017, and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,273	$1,631	$(49)	$2,855

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,066)	(1,253)	49	(2,270)
Depreciation and amortization	(2)	(37)	(190)	—	(229)
Selling, general and administrative	(55)	(37)	(36)	—	(128)
Business consolidation and other activities	(14)	(8)	(19)	—	(41)
Equity in results of subsidiaries	148	2	—	(150)	—
Intercompany	81	(45)	(36)	—	—
	158	(1,191)	(1,534)	(101)	(2,668)

Earnings (loss) before interest and taxes	158	82	97	(150)	187
Interest expense	(68)	1	(7)	—	(74)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(68)	1	(8)	—	(75)
Earnings (loss) before taxes	90	83	89	(150)	112
Tax (provision) benefit	9	(27)	(4)	—	(22)
Equity in results of affiliates, net of tax	—	1	9	—	10
Net earnings (loss)	99	57	94	(150)	100
Less net earnings attributable to
noncontrolling interests	—	—	(1)	—	(1)
Net earnings (loss) attributable to
Ball Corporation	$99	$57	$93	$(150)	$99

Comprehensive earnings (loss) attributable to Ball Corporation	$(7)	$(45)	$(12)	$57	$(7)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,206	$882	$(58)	$2,030

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(975)	(679)	58	(1,596)
Depreciation and amortization	(1)	(36)	(41)	—	(78)
Selling, general and administrative	(13)	(42)	(50)	—	(105)
Business consolidation and other activities	770	(6)	(736)	—	28
Equity in results of subsidiaries	(481)	286	1	194	—
Intercompany	60	(44)	(16)	—	—
	335	(817)	(1,521)	252	(1,751)

Earnings (loss) before interest and taxes	335	389	(639)	194	279
Interest expense	(38)	(1)	(2)	—	(41)
Debt refinancing and other costs	(36)	—	(10)	—	(46)
Total interest expense	(74)	(1)	(12)	—	(87)
Earnings (loss) before taxes	261	388	(651)	194	192
Tax (provision) benefit	46	(32)	100	—	114
Equity in results of affiliates, net of tax	—	1	—	—	1
Net earnings (loss)	307	357	(551)	194	307
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to	$307	$357	$(551)	$194	$307
Ball Corporation

Comprehensive earnings (loss) attributable to Ball Corporation	$323	$385	$(543)	$158	$323

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,388	$3,004	$(64)	$5,328

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,969)	(2,340)	64	(4,245)
Depreciation and amortization	(3)	(73)	(301)	—	(377)
Selling, general and administrative	(100)	(79)	(92)	—	(271)
Business consolidation and other activities	(64)	(4)	(28)	—	(96)
Equity in results of subsidiaries	270	7	—	(277)	—
Intercompany	162	(87)	(75)	—	—
	265	(2,205)	(2,836)	(213)	(4,989)

Earnings (loss) before interest and taxes	265	183	168	(277)	339
Interest expense	(134)	3	(11)	—	(142)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(134)	3	(12)	—	(143)
Earnings (loss) before taxes	131	186	156	(277)	196
Tax (provision) benefit	36	(64)	(16)	—	(44)
Equity in results of affiliates, net of tax	—	1	17	—	18
Net earnings	167	123	157	(277)	170
Less net earnings attributable to
noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to
Ball Corporation	$167	$123	$154	$(277)	$167

Comprehensive earnings (loss) attributable to Ball Corporation	$189	$115	$134	$(249)	$189

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,281	$1,587	$(83)	$3,785

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,862)	(1,233)	83	(3,012)
Depreciation and amortization	(2)	(71)	(80)	—	(153)
Selling, general and administrative	(32)	(82)	(99)	—	(213)
Business consolidation and other activities	510	(23)	(726)	—	(239)
Equity in results of subsidiaries	(396)	322	—	74	—
Intercompany	110	(87)	(23)	—	—
	190	(1,803)	(2,161)	157	(3,617)

Earnings (loss) before interest and taxes	190	478	(574)	74	168
Interest expense	(75)	(1)	(3)	—	(79)
Debt refinancing and other costs	(96)	—	(10)	—	(106)
Total interest expense	(171)	(1)	(13)	—	(185)
Earnings (loss) before taxes	19	477	(587)	74	(17)
Tax (provision) benefit	161	(51)	87	—	197
Equity in results of affiliates, net of tax	—	—	—	—	—
Net earnings	180	426	(500)	74	180
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings attributable to
Ball Corporation	$180	$426	$(500)	$74	$180

Comprehensive earnings (loss) attributable to Ball Corporation	$227	$483	$(474)	$(9)	$227

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$428	$—	$433
Receivables, net	67	402	1,168	—	1,637
Intercompany receivables	43	116	959	(1,118)	—
Inventories, net	—	550	974	—	1,524
Other current assets	31	34	106	—	171
Total current assets	146	1,102	3,635	(1,118)	3,765
Noncurrent assets
Property, plant and equipment, net	34	1,138	3,252	—	4,424
Investment in subsidiaries	8,079	2,276	79	(10,434)	—
Goodwill	3	981	3,874	—	4,858
Intangible assets, net	17	71	2,424	—	2,512
Other assets	80	19	1,063	—	1,162
Total assets	$8,359	$5,587	$14,327	$(11,552)	$16,721

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$273	$—	$49	$—	$322
Accounts payable	11	787	1,348	—	2,146
Intercompany payables	1,014	79	59	(1,152)	—
Accrued employee costs	18	120	153	—	291
Other current liabilities	289	70	232	—	591
Total current liabilities	1,605	1,056	1,841	(1,152)	3,350
Noncurrent liabilities
Long-term debt	6,409	—	817	—	7,226
Employee benefit obligations	346	362	721	—	1,429
Intercompany long-term notes	(3,394)	115	3,245	34	—
Deferred taxes	(353)	207	779	—	633
Other liabilities	142	15	216	—	373
Total liabilities	4,755	1,755	7,619	(1,118)	13,011

Common stock	1,060	635	4,426	(5,061)	1,060
Preferred stock	—	—	5	(5)	—
Retained earnings	4,849	4,018	2,743	(6,761)	4,849
Accumulated other comprehensive earnings (loss)	(919)	(821)	(572)	1,393	(919)
Treasury stock, at cost	(1,386)	—	—	—	(1,386)
Total Ball Corporation shareholders' equity	3,604	3,832	6,602	(10,434)	3,604
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,604	3,832	6,708	(10,434)	3,710
Total liabilities and shareholders' equity	$8,359	$5,587	$14,327	$(11,552)	$16,721

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$2	$(11)	$606	$—	$597
Receivables, net	96	450	945	—	1,491
Intercompany receivables	39	125	963	(1,127)	—
Inventories, net	—	516	897	—	1,413
Other current assets	40	33	79	—	152
Total current assets	177	1,113	3,490	(1,127)	3,653
Noncurrent assets
Property, plant and equipment, net	23	1,087	3,277	—	4,387
Investment in subsidiaries	7,815	2,289	79	(10,183)	—
Goodwill	—	990	4,105	—	5,095
Intangible assets, net	18	76	1,840	—	1,934
Other assets	94	20	990	—	1,104
Total assets	$8,127	$5,575	$13,781	$(11,310)	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$141	$—	$81	$—	$222
Accounts payable	18	771	1,244	—	2,033
Intercompany payables	1,010	52	65	(1,127)	—
Accrued employee costs	25	135	155	—	315
Other current liabilities	138	65	196	—	399
Total current liabilities	1,332	1,023	1,741	(1,127)	2,969
Noncurrent liabilities
Long-term debt	6,337	—	973	—	7,310
Employee benefit obligations	347	440	710	—	1,497
Intercompany long-term notes	(3,142)	178	2,964	—	—
Deferred taxes	(308)	198	549	—	439
Other liabilities	127	20	270	—	417
Total liabilities	4,693	1,859	7,207	(1,127)	12,632

Common stock	1,038	635	4,426	(5,061)	1,038
Preferred stock	—	—	5	(5)	—
Retained earnings	4,739	3,893	2,589	(6,482)	4,739
Accumulated other comprehensive earnings (loss)	(942)	(812)	(552)	1,365	(941)
Treasury stock, at cost	(1,401)	—	—	—	(1,401)
Total Ball Corporation shareholders' equity	3,434	3,716	6,468	(10,183)	3,435
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,434	3,716	6,574	(10,183)	3,541
Total liabilities and shareholders' equity	$8,127	$5,575	$13,781	$(11,310)	$16,173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$219	$123	$(79)	$263

Cash flows from investing activities capital expenditures	(15)	(138)	(87)	(240)
Business dispositions, net of cash sold	—	31	—	31
Other, net	2	26	(26)	2
Cash provided by (used in) investing activities	(13)	(81)	(113)	(207)

Cash flows from financing activities
Long-term borrowings	290	—	—	290
Repayments of long-term borrowings	(325)	—	(236)	(561)
Net change in short-term borrowings	131	—	(40)	91
Proceeds from issuances of common stock, net of shares used for taxes	14	—	—	14
Acquisitions of treasury stock	(3)	—	—	(3)
Common stock dividends	(58)	—	—	(58)
Intercompany	(252)	(30)	282	—
Other, net	—	(1)	—	(1)
Cash provided by (used in) financing activities	(203)	(31)	6	(228)

Effect of exchange rate changes on cash	—	—	8	8

Change in cash and cash equivalents	3	11	(178)	(164)
Cash and cash equivalents – beginning of period	2	(11)	606	597
Cash and cash equivalents – end of period	$5	$—	$428	$433

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(23)	$158	$(99)	$36

Cash flows from investing activities capital expenditures	(6)	(97)	(170)	(273)
Business acquisition, net of cash acquired	4,506	(36)	(4,057)	413
Proceeds from dispositions, net of cash sold	884	—	1,931	2,815
Other, net	(91)	6	(1)	(86)
Cash provided by (used in) investing activities	5,293	(127)	(2,297)	2,869

Cash flows from financing activities
Long-term borrowings	2,195	—	1,629	3,824
Repayments of long-term borrowings	(590)	—	(31)	(621)
Net change in short-term borrowings	200	—	50	250
Proceeds from issuances of common stock, net of shares used for taxes	23	—	—	23
Acquisitions of treasury stock	(98)	—	—	(98)
Common stock dividends	(37)	—	—	(37)
Intercompany	(4,827)	(29)	4,856	—
Other, net	(11)	(1)	(9)	(21)
Cash provided by (used in) financing activities	(3,145)	(30)	6,495	3,320

Effect of exchange rate changes on cash	5	—	(55)	(50)

Change in cash and cash equivalents	2,130	1	4,044	6,175
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$2,135	$1	$4,263	$6,399

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Guarantees Relating to Senior Notes

The second presentation of condensed consolidating financial information relates to the existing senior notes issued by the company and the full and unconditional guarantee of such senior notes on a joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are to be guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of June 30, 2017, and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,273	$1,631	$(49)	$2,855

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,066)	(1,253)	49	(2,270)
Depreciation and amortization	(2)	(37)	(190)	—	(229)
Selling, general and administrative	(55)	(16)	(57)	—	(128)
Business consolidation and other activities	(14)	(9)	(18)	—	(41)
Equity in results of subsidiaries	148	13	6	(167)	—
Intercompany	81	(43)	(38)	—	—
	158	(1,158)	(1,550)	(118)	(2,668)

Earnings (loss) before interest and taxes	158	115	81	(167)	187
Interest expense	(68)	1	(7)	—	(74)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(68)	1	(8)	—	(75)
Earnings (loss) before taxes	90	116	73	(167)	112
Tax (provision) benefit	9	(26)	(5)	—	(22)
Equity in results of affiliates, net of tax	—	1	9	—	10
Net earnings (loss)	99	91	77	(167)	100
Less net earnings attributable to
noncontrolling interests	—	—	(1)	—	(1)
Net earnings (loss) attributable to
Ball Corporation	$99	$91	$76	$(167)	$99

Comprehensive earnings (loss) attributable to Ball Corporation	$(7)	$(15)	$(30)	$45	$(7)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,206	$882	$(58)	$2,030

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(975)	(679)	58	(1,596)
Depreciation and amortization	(1)	(36)	(41)	—	(78)
Selling, general and administrative	(13)	(42)	(50)	—	(105)
Business consolidation and other activities	770	(19)	(723)	—	28
Equity in results of subsidiaries	(481)	(541)	(810)	1,832	—
Intercompany	60	(43)	(17)	—	—
	335	(1,656)	(2,320)	1,890	(1,751)

Earnings (loss) before interest and taxes	335	(450)	(1,438)	1,832	279
Interest expense	(38)	(1)	(2)	—	(41)
Debt refinancing and other costs	(36)	—	(10)	—	(46)
Total interest expense	(74)	(1)	(12)	—	(87)
Earnings (loss) before taxes	261	(451)	(1,450)	1,832	192
Tax (provision) benefit	46	(32)	100	—	114
Equity in results of affiliates, net of tax	—	1	—	—	1
Net earnings (loss)	307	(482)	(1,350)	1,832	307
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings (loss) attributable to	$307	$(482)	$(1,350)	$1,832	$307
Ball Corporation

Comprehensive earnings (loss) attributable to Ball Corporation	$323	$(461)	$(1,342)	$1,803	$323

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,388	$3,004	$(64)	$5,328

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,969)	(2,340)	64	(4,245)
Depreciation and amortization	(3)	(73)	(301)	—	(377)
Selling, general and administrative	(100)	(58)	(113)	—	(271)
Business consolidation and other activities	(64)	(5)	(27)	—	(96)
Equity in results of subsidiaries	270	17	(1)	(286)	—
Intercompany	162	(83)	(79)	—	—
	265	(2,171)	(2,861)	(222)	(4,989)

Earnings (loss) before interest and taxes	265	217	143	(286)	339
Interest expense	(134)	3	(11)	—	(142)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(134)	3	(12)	—	(143)
Earnings (loss) before taxes	131	220	131	(286)	196
Tax (provision) benefit	36	(64)	(16)	—	(44)
Equity in results of affiliates, net of tax	—	1	17	—	18
Net earnings	167	157	132	(286)	170
Less net earnings attributable to
noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to
Ball Corporation	$167	$157	$129	$(286)	$167

Comprehensive earnings (loss) attributable to Ball Corporation	$189	$154	$114	$(268)	$189

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Six Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$2,281	$1,587	$(83)	$3,785

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,862)	(1,233)	83	(3,012)
Depreciation and amortization	(2)	(71)	(80)	—	(153)
Selling, general and administrative	(32)	(82)	(99)	—	(213)
Business consolidation and other activities	510	(23)	(726)	—	(239)
Equity in results of subsidiaries	(396)	(505)	(811)	1,712	—
Intercompany	110	(84)	(26)	—	—
	190	(2,627)	(2,975)	1,795	(3,617)

Earnings (loss) before interest and taxes	190	(346)	(1,388)	1,712	168
Interest expense	(75)	(1)	(3)	—	(79)
Debt refinancing and other costs	(96)	—	(10)	—	(106)
Total interest expense	(171)	(1)	(13)	—	(185)
Earnings (loss) before taxes	19	(347)	(1,401)	1,712	(17)
Tax (provision) benefit	161	(51)	87	—	197
Equity in results of affiliates, net of tax	—	—	—	—	—
Net earnings	180	(398)	(1,314)	1,712	180
Less net earnings attributable to
noncontrolling interests	—	—	—	—	—
Net earnings attributable to
Ball Corporation	$180	$(398)	$(1,314)	$1,712	$180

Comprehensive earnings (loss) attributable to Ball Corporation	$227	$(348)	$(1,288)	$1,636	$227

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$5	$—	$428	$—	$433
Receivables, net	67	404	1,166	—	1,637
Intercompany receivables	43	491	959	(1,493)	—
Inventories, net	—	550	974	—	1,524
Other current assets	31	40	100	—	171
Total current assets	146	1,485	3,627	(1,493)	3,765
Noncurrent assets
Property, plant and equipment, net	34	1,139	3,251	—	4,424
Investment in subsidiaries	8,079	4,291	426	(12,796)	—
Goodwill	3	981	3,874	—	4,858
Intangible assets, net	17	71	2,424	—	2,512
Other assets	80	300	782	—	1,162
Total assets	$8,359	$8,267	$14,384	$(14,289)	$16,721

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$273	$—	$49	$—	$322
Accounts payable	11	787	1,348	—	2,146
Intercompany payables	1,014	79	434	(1,527)	—
Accrued employee costs	18	133	140	—	291
Other current liabilities	289	75	227	—	591
Total current liabilities	1,605	1,074	2,198	(1,527)	3,350
Noncurrent liabilities
Long-term debt	6,409	—	817	—	7,226
Employee benefit obligations	346	669	414	—	1,429
Intercompany long-term notes	(3,394)	1,978	1,382	34	—
Deferred taxes	(353)	241	745	—	633
Other liabilities	142	31	200	—	373
Total liabilities	4,755	3,993	5,756	(1,493)	13,011

Common stock	1,060	1,127	6,294	(7,421)	1,060
Preferred stock	—	—	5	(5)	—
Retained earnings	4,849	3,988	2,790	(6,778)	4,849
Accumulated other comprehensive earnings (loss)	(919)	(841)	(567)	1,408	(919)
Treasury stock, at cost	(1,386)	—	—	—	(1,386)
Total Ball Corporation shareholders' equity	3,604	4,274	8,522	(12,796)	3,604
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,604	4,274	8,628	(12,796)	3,710
Total liabilities and shareholders' equity	$8,359	$8,267	$14,384	$(14,289)	$16,721

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$2	$(11)	$606	$—	$597
Receivables, net	96	450	945	—	1,491
Intercompany receivables	39	467	963	(1,469)	—
Inventories, net	—	516	897	—	1,413
Other current assets	40	39	73	—	152
Total current assets	177	1,461	3,484	(1,469)	3,653
Noncurrent assets
Property, plant and equipment, net	23	1,087	3,277	—	4,387
Investment in subsidiaries	7,815	4,291	423	(12,529)	—
Goodwill	—	985	4,110	—	5,095
Intangible assets, net	18	76	1,840	—	1,934
Other assets	94	306	704	—	1,104
Total assets	$8,127	$8,206	$13,838	$(13,998)	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$141	$—	$81	$—	$222
Accounts payable	18	772	1,243	—	2,033
Intercompany payables	1,010	53	408	(1,471)	—
Accrued employee costs	25	152	138	—	315
Other current liabilities	138	69	192	—	399
Total current liabilities	1,332	1,046	2,062	(1,471)	2,969
Noncurrent liabilities
Long-term debt	6,337	—	973	—	7,310
Employee benefit obligations	347	760	390	—	1,497
Intercompany long-term notes	(3,142)	2,018	1,122	2	—
Deferred taxes	(308)	232	515	—	439
Other liabilities	127	35	255	—	417
Total liabilities	4,693	4,091	5,317	(1,469)	12,632

Common stock	1,038	1,120	6,301	(7,421)	1,038
Preferred stock	—	—	5	(5)	—
Retained earnings	4,739	3,832	2,661	(6,493)	4,739
Accumulated other comprehensive earnings (loss)	(942)	(837)	(552)	1,390	(941)
Treasury stock, at cost	(1,401)	—	—	—	(1,401)
Total Ball Corporation shareholders' equity	3,434	4,115	8,415	(12,529)	3,435
Noncontrolling interests	—	—	106	—	106
Total shareholders' equity	3,434	4,115	8,521	(12,529)	3,541
Total liabilities and shareholders' equity	$8,127	$8,206	$13,838	$(13,998)	$16,173

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$219	$127	$(83)	$263

Cash flows from investing activities capital expenditures	(15)	(138)	(87)	(240)
Proceeds from dispositions, net of cash sold	—	31	—	31
Other, net	2	31	(31)	2
Cash provided by (used in) investing activities	(13)	(76)	(118)	(207)

Cash flows from financing activities
Long-term borrowings	290	—	—	290
Repayments of long-term borrowings	(325)	—	(236)	(561)
Net change in short-term borrowings	131	—	(40)	91
Proceeds from issuances of common stock, net of shares used for taxes	14	—	—	14
Acquisitions of treasury stock	(3)	—	—	(3)
Common stock dividends	(58)	—	—	(58)
Intercompany	(252)	(39)	291	—
Other, net	—	(1)	—	(1)
Cash provided by (used in) financing activities	(203)	(40)	15	(228)

Effect of exchange rate changes on cash	—	—	8	8

Change in cash and cash equivalents	3	11	(178)	(164)
Cash and cash equivalents – beginning of period	2	(11)	606	597
Cash and cash equivalents – end of period	$5	$—	$428	$433

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(23)	$162	$(103)	$36

Cash flows from investing activities capital expenditures	(6)	(97)	(170)	(273)
Business acquisition, net of cash acquired	4,506	(1,890)	(2,203)	413
Proceeds from dispositions, net of cash sold	884	—	1,931	2,815
Other, net	(91)	6	(1)	(86)
Cash provided by (used in) investing activities	5,293	(1,981)	(443)	2,869

Cash flows from financing activities
Long-term borrowings	2,195	—	1,629	3,824
Repayments of long-term borrowings	(590)	—	(31)	(621)
Net change in short-term borrowings	200	—	50	250
Proceeds from issuances of common stock, net of shares used for taxes	23	—	—	23
Acquisitions of treasury stock	(98)	—	—	(98)
Common stock dividends	(37)	—	—	(37)
Intercompany	(4,827)	1,820	3,007	—
Other, net	(11)	(1)	(9)	(21)
Cash provided by (used in) financing activities	(3,145)	1,819	4,646	3,320

Effect of exchange rate changes on cash	5	3	(58)	(50)

Change in cash and cash equivalents	2,130	3	4,042	6,175
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$2,135	$3	$4,261	$6,399

21.     Subsequent Events

On July 31, 2017, the company ceased production at its Recklinghausen, Germany, facilities. Additionally, an agreement with the facilities' Works Council(s) was reached allowing for the permanent closures of the Recklinghausen beverage container and end production facilities, which employ approximately 360 individuals at the time of the closures.

As a result of the closures, an after-tax charge of approximately €62 million is expected to be recorded in the company's results. Approximately 80 percent of the charge will be for employee severance, placement, pension and other employee benefit costs, approximately 10 percent will be for equipment removal and cleanup costs and approximately 10 percent will be for accelerated depreciation and write-downs to net realizable value of certain fixed assets, related spare parts and inventory. All charges are expected to be incurred through the end of the second quarter of 2018.

On August 7, 2017, Ball entered into a privately negotiated accelerated share repurchase agreement to purchase approximately $100 million of its common shares using cash on hand and available borrowings.  The transaction is expected to reduce Ball's outstanding common shares by approximately 2.5 million shares, subject to certain conditions and a market price adjustment provision at the conclusion of the transaction.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 2 of this quarterly Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Ball Corporation and its subsidiaries are referred to collectively as “Ball Corporation,” “Ball,” “the company,” “we” or “our” in the following discussion and analysis.

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

Corporate Strategy

Our Drive for 10 vision encompasses five strategic levers that are key to growing our business and achieving long-term success. Since launching Drive for 10 in 2011, we have made progress on each of the levers as follows:

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

•

Expanding further into new products and capabilities through our acquisition of Sonoco’s metal end and closure manufacturing facilities in Canton, Ohio, in February 2015, successfully commercializing extruded aluminum aerosol packaging that utilizes a significant amount of recycled material, and successfully commercializing the next generation aluminum bottle-shaping technology;

•

Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent more than 30 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers and wine producers who continue to use beverage containers to grow their business;

•

Broadening our geographic reach with our acquisition of Rexam and our new investments in a beverage manufacturing facility in Myanmar, as well as an extruded aluminum aerosol manufacturing facility in India and the construction of a beverage can and end facility in Monterrey, Mexico; and

•

Leveraging our technological expertise in packaging innovation, including the introduction of next-generation aluminum bottle-shaping technologies, the introduction of a new two-piece, lightweight steel aerosol can, G3, technology in our Chestnut Hill, Tennessee, facility and the increased production of lightweight ReAl®  containers with 25 percent recycled aluminum content and investment in cyber and data analytics to further enhance our aerospace technical expertise across a broader customer portfolio.

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

Consolidated Sales and Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net sales	$2,855	$2,030	$5,328	$3,785
Net earnings attributable to Ball Corporation	99	307	167	180
Net earnings attributable to Ball Corporation as a % of consolidated net sales	3%	15%	3%	5%

Sales for the three months ended June 30, 2017, were higher compared to the same period in 2016 primarily as a result of increased sales of $752 million related to the acquired Rexam business, net of the legacy Ball sales disposed of with the Divestment Business and $64 million of increased sales in the aerospace segment. Net earnings for the three months ended June 30, 2017, were lower compared to the same period in 2016 primarily due to $69 million higher business consolidation and other activities in 2017, a $136 million higher tax provision in 2017, due to income tax benefits in

2016, associated with the restructure of Brazil legal entities as a result of the sale of the Divestment Business, and the tax benefit on the transaction costs and derivative costs of the Rexam acquisition and sale of the Divestment Business in 2016, and $33 million higher interest expense associated with higher average debt levels for the acquisition of Rexam. These impacts on net earnings were partially offset by $45 million lower debt refinancing and other costs and earnings from the acquired Rexam business, net of lower earnings from the sale of the legacy Ball portion of the Divestment Business.

Sales for the six months ended June 30, 2017, were higher compared to the same period in 2016 primarily as a result of increased sales of $1,429 million related to the acquired Rexam business, net of the legacy Ball sales disposed of with the Divestment Business and $120 million of increased sales in the aerospace segment. Net earnings for the six months ended June 30, 2017, were lower compared to the same period in 2016 primarily due to a $241 million higher tax provision in 2017, due to income tax benefits in 2016 associated with the restructure of Brazil legal entities as a result of the sale of the Divestment Business, and the tax benefit on the transaction costs and derivative costs of the Rexam acquisition and sale of the Divestment Business in 2016 and $63 million higher interest expense in 2017 associated with higher average debt levels for the acquisition of Rexam. These impacts on net earnings were partially offset by $143 million lower business consolidation and other activities in 2017, $105 million lower debt refinancing and other costs in 2017 and earnings from the acquired Rexam business, net of lower earnings from the sale of the legacy Ball portion of the Divestment Business.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,270 million and $4,245 million for the three and six months ended June 30, 2017, respectively, compared to $1,596 million and $3,012 million for the same periods in 2016. These amounts represented 80 percent of consolidated net sales for both the three and six months ended June 30, 2017, and 79 percent and 80 percent for the same periods in 2016.

Depreciation and Amortization

Depreciation and amortization expense was $229 million and $377 million for the three and six months ended June 30, 2017, respectively, compared to $78 million and $153 million for the same periods in 2016. These amounts represented 8 percent and 7 percent of consolidated net sales for the three and six months ended June 30, 2017, respectively, and 4 percent for each of the same periods in 2016. The increase in depreciation and amortization for the three and six months ended June 30, 2017, was the result of increased depreciation of fixed assets and amortization of intangible assets following the Rexam acquisition. During the three months ended June 30, 2017, the company finalized the valuation of the assets acquired in the Rexam acquisition. As a result, depreciation and amortization for the three months ended June 30, 2017, included a cumulative catch-up of $58 million, of which $39 million was related to the six months ended December 31, 2016, and $19 million related to the three months ended March 31, 2017. Depreciation and amortization for the six months ended June 30, 2017, included a cumulative catch-up of $39 million related to the six months ended December 31, 2016.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $128 million and $271 million for the three and six months ended June 30, 2017, respectively, compared to $105 million and $213 million for the same periods in 2016. These amounts represented 4 percent and 5 percent of consolidated net sales for the three and six months ended June 30, 2017, respectively, and 5 percent and 6 percent for the same periods in 2016. The increase in SG&A costs for the three and six months ended June 30, 2017, was primarily due to additional SG&A from the acquired Rexam business which is expected to be reduced over time.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $41 million and $96 million for the three and six months ended June 30, 2017, respectively, compared to income of $28 million and expense of $239 million for the same periods in 2016. These amounts represented 1 percent and 2 percent of consolidated net sales for the three and six months ended June 30, 2017, respectively, and 1 percent and 6 percent for the same periods in 2016.

The year-over-year increase in business consolidation and other activities for the three months ended June 30, 2017, compared to the same period in 2016, was primarily due to the inclusion in 2016 of a gain of $331 million recognized in connection with the sale of the Ball portion of the Divestment Business and an increase of $32 million for the fair value of cross-currency swaps, partially offset by expense of $99 million for currency exchange losses for restricted cash, intercompany loans and senior notes, expense of $91 million for the associated collar, swap and option contracts, expense of $71 million for compensation arrangements and expense of $65 million for Rexam transaction related costs, all associated with the Rexam acquisition and integration. Expense for the three months ended June 30, 2017, included $7 million for Rexam transaction related costs, $7 million for indemnification of certain tax matters provided to the buyer in the sale of the Divestment Business and $8 million for long-term incentive compensation arrangements associated with the Rexam acquisition and integration.

The year-over-year decrease in business consolidation and other activities for the six months ended June 30, 2017, compared to the same period in 2016, was primarily due to the inclusion in 2016 of a gain of $331 million recognized in connection with the sale of the Ball portion of the Divestment Business, partially offset by expense of $195 million for currency exchange losses for restricted cash, intercompany loans and senior notes, expense of $179 million for the associated collar, swap and option contracts, expense of $93 million for Rexam transaction related costs and expense of $71 million for compensation arrangements, all associated with the Rexam acquisition and integration. Expense for the six months ended June 30, 2017, included $34 million for indemnification of certain tax matters provided to the buyer in the sale of the Divestment Business, a reduction in the gain on sale for Ball’s portion of the Divestment business of $14 million, $14 million for Rexam transaction related costs and $17 million for long-term incentive compensation arrangements associated with the Rexam acquisition and integration.

Interest Expense

Total interest expense was $75 million and $143 million for the three and six months ended June 30, 2017, respectively, compared to $87 million and $185 million for the same periods in 2016. Interest expense, excluding debt refinancing and other costs, as a percentage of average monthly borrowings was 3.7 percent and 3.6 percent for the three and six months ended June 30, 2017, respectively, compared to 2.8 percent for the same periods in 2016.

Debt refinancing and other costs were $1 million for the three months ended June 30, 2017, compared to $46 million for the same period in 2016. The amount for the three months ended June 30, 2016, consisted mainly of charges to fund a portion of the cash component of the Rexam acquisition purchase price as follows: (1) interest expense of $25 million on the 3.5 percent and 4.375 percent senior notes, (2) fair value changes of $4 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances and (3) refinancing of the bridge and revolving credit facilities of $17 million.

Debt refinancing and other costs were $1 million for the six months ended June 30, 2017, compared to $106 million for the same period in 2016. The amount for the six months ended June 30, 2016, consisted mainly of charges to fund a portion of the cash component of the Rexam acquisition purchase price as follows: (1) interest expense of $49 million on the 3.5 percent and 4.375 percent senior notes, (2) fair value changes of $20 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, (3) refinancing of the bridge and revolving credit facilities of $30 million and (4) the amortization of $7 million in deferred financing fees on the Bridge Facility.

Taxes

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate for the three and six months ended June 30, 2017, was 19.6 percent and 22.4 percent, respectively, compared to -59.4 percent and 1,158.8 percent for the same periods in 2016.

For the three and six months ended June 30, 2017, the effective tax rate was reduced by 4.5 percent and 7.1 percent, respectively, for the discrete tax benefit associated with the adoption in the first quarter of 2017 of amendments to existing accounting guidance for stock-based compensation. This item will continue to create a discrete tax impact in future reporting periods based upon the amount of share-based payments made by the company. The effective tax rate was further reduced by 6.2 percent and 7.2 percent, respectively, for the impact of the foreign tax rate differential versus the U.S. tax rate. The effective tax rate was decreased by 6.4 percent and increased by 1.2 percent, respectively, for various other one-time items, primarily related to discrete transactions which are not expected to recur in future periods. The full-year 2017 effective income tax rate is expected to be approximately 26 percent.

During the three months ended June 30, 2016, a number of legal entities in Brazil were restructured resulting in a tax benefit from an increase in the local tax value of various assets. The impact on the effective tax rate was a reduction of 75 percent and an increase of 850 percent for the three and six months ended June 30, 2016, respectively.

The company completed the Rexam acquisition and the sale of the Divestment Business on June 30, 2016. Gains on the Ball portion of the non-U.S. divestitures were either exempt from tax or subject to tax at rates lower than the U.S. tax rates. The impact on the effective tax rate was a reduction of 117 percent and an increase of 1,112 percent for the three and six months ended June 30, 2016, respectively.

The items above were partially offset by a variety of factors with the most significant being non deductible transaction costs associated with the completion of the Rexam acquisition in the second quarter of 2016, which resulted in the recording of an estimate of the non-deductible portion of the transaction costs incurred. The impact on the effective tax rate was an increase of 30 percent and a reduction of 341 percent for the three and six months ended June 30, 2016, respectively.

RESULTS OF BUSINESS SEGMENTS

Segment Results

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam, a U.K. based beverage container manufacturer and concurrently sold a portion of Ball’s existing beverage packaging businesses and select beverage can assets of Rexam (the Divestment Business). As a result of these transactions, there were significant changes in the results of operations when comparing the three and six months ended June 30, 2017, to the same periods in 2016.

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

Beverage Packaging, North and Central America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net sales	$1,151	$844	$2,100	$1,577

Comparable operating earnings	$156	$118	$279	$211
Business consolidation and other activities (a)	(7)	(3)	(11)	(6)
Amortization of acquired Rexam intangibles	(10)	—	(16)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	(6)	—	(6)	—
Total segment earnings	$133	$115	$246	$205
Comparable operating earnings as a % of segment net sales	14%	14%	13%	13%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $6 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging. During the three months ended March 31, 2016, our beverage manufacturing facility in Monterrey, Mexico, began production. During the three months ended June

30, 2016, our beverage packaging end-making facility in Bristol, Virginia, ceased production. During the three months ended June 30, 2017, our beverage packaging facility in Reidsville, North Carolina, ceased production.

Segment sales for the three and six months ended June 30, 2017, were $307 million and $523 million higher compared to the same periods in 2016. The increase for the three and six months ended June 30, 2017, was primarily due to the increase in sales volumes from the acquired Rexam business.

Comparable operating earnings for the three and six months ended June 30, 2017, were $38 million and $68 million higher compared to the same period in 2017. The increase for the three and six months ended June 30, 2017, was primarily due to the earnings from the acquired Rexam business and improved manufacturing performance.

Beverage Packaging, South America

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net sales	$349	$133	$720	$258

Comparable operating earnings	$69	$22	$127	$39
Business consolidation and other activities (a)	(3)	(9)	—	(9)
Amortization of acquired Rexam intangibles	(21)	—	(29)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	(14)	—	(14)	—
Total segment earnings	$31	$13	$84	$30
Comparable operating earnings as a % of segment net sales	20%	17%	18%	15%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $14 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging.

Segment sales for the three and six months ended June 30, 2017, were $216 million and $462 million higher compared to same periods in 2016. The three and six months ended June 30, 2017, included sales volumes from the Rexam business while the three and six months ended June 30, 2016, included the company’s legacy business in Brazil, the significant portion of which was sold with the Divestment Business.

Comparable operating earnings for the three and six months ended June 30, 2017, were $47 million and $88 million higher compared to the same periods in 2016. The three and six months ended June 30, 2017, included earnings from the Rexam business while the three and six months ended June 30, 2016, included the company’s legacy business in Brazil, the significant portion of which was sold with the Divestment Business.

Beverage Packaging, Europe

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net sales	$665	$479	$1,173	$835

Comparable operating earnings (a)	$63	$74	$110	$113
Business consolidation and other activities (b)	(4)	(5)	(7)	(9)
Amortization of acquired Rexam intangibles	(19)	—	(34)	—
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (c)	(18)	—	(18)	—
Total segment earnings	$22	$69	$51	$104
Comparable operating earnings as a % of segment net sales	9%	15%	9%	14%

(a)	Includes catch-up depreciation of $8 million for the three months ended March 31, 2017, associated with the finalization of fair values and useful lives of fixed assets for the Rexam acquisition.
(b)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(c)

Catch-up depreciation and amortization of $18 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

The beverage packaging, Europe, segment includes the manufacture and sale of metal beverage containers in facilities located throughout Europe, including Russia. To support growth for beverage cans in the Iberian Peninsula, the company is constructing a two-line, aluminum beverage can manufacturing facility near Madrid, Spain, with a majority of the facility’s capacity secured under a long-term customer contract. The facility is expected to be fully operational in 2018 and will produce multiple can sizes. On July 31, 2017, our beverage packaging container and end production facilities in Recklinghausen, Germany, ceased production.

Segment sales for the three and six months ended June 30, 2017, were $186 million and $338 million higher compared to the same periods in 2016. The three and six months ended June 30, 2017, included sales volumes from the Rexam business while the three and six months ended June 30, 2016, included the company’s legacy European business, the significant portion of which was sold with the Divestment Business.

Comparable operating earnings for the three and six months ended June 30, 2017, were $11 million and $3 million lower compared to the same periods in 2016. The three and six months ended June 30, 2017, included earnings from the Rexam business while the three and six months ended June 30, 2016, included earnings from the company’s legacy European business, the significant portion of which was sold with the Divestment Business. Additionally, the three and six months ended June 30, 2017, included $16 million of increased depreciation related to the finalization of the fixed asset valuations and useful lives for the Rexam acquisition, including $8 million of catch-up depreciation related to the three months ended March 31, 2017.

Food and Aerosol Packaging

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net sales	$274	$298	$546	$583

Comparable operating earnings	$25	$33	$46	$53
Business consolidation and other activities (a)	(1)	(3)	9	(17)
Total segment earnings	$24	$30	$55	$36
Comparable operating earnings as a % of segment net sales	9%	11%	8%	9%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, extruded aluminum aerosol containers and slugs.

Segment sales for the three and six months ended June 30, 2017, were $24 million and $37 million lower compared to the same periods in 2016, primarily as a result of lower food can sales volumes and the sale of the company’s Baltimore, Maryland, and Hubbard, Ohio, plants.

Comparable operating earnings for the three and six months ended June 30, 2017, were $8 million and $7 million lower compared to the same periods in 2016, primarily as a result of higher cost related to production inefficiencies and redundant costs associated with the closure of its Weirton, West Virginia, plant.

Aerospace

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net sales	$257	$193	$493	$373
Comparable operating earnings	26	19	47	37
Comparable operating earnings as a % of segment net sales	10%	10%	10%	10%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales for the three and six months ended June 30, 2017, were $64 million and $120 million higher compared to the same periods in 2016, and comparable operating earnings increased by $7 million and $10 million, respectively. The increase in sales and earnings was primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the six months ended June 30, 2017, consisted of 62 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component and 34 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1.25 billion at June 30, 2017, compared to $1.4 billion at December 31, 2016, and $1 billion at June 30, 2016. The backlog at June 30, 2017, consisted of 73 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

Additional Segment Information

For additional information regarding our segments, see the business segment information in Note 3 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The charges recorded for business consolidation and other activities were based on estimates by management and were developed from information available at the time the amounts were recognized. If actual outcomes vary from the estimates, the differences will be reflected in current period earnings in the statement of earnings and identified as business consolidation gains and losses. Additional details about our business consolidation and other activities, as well as the associated costs, are provided in Note 5 to the unaudited condensed consolidated financial statements included within Item 1 of this report on Form 10-Q.

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

Nonfinancial measures in the packaging businesses include production efficiency and spoilage rates; quality control figures; environmental, health and safety statistics; production and sales volumes; asset utilization rates and measures of sustainability. Additional measures used to evaluate financial performance in the aerospace segment include contract revenue realization, award and incentive fees realized, proposal win rates and backlog (including awarded, contracted and funded backlog).

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016

Net earnings attributable to Ball Corporation	$99	$307	$167	$180
Add: Net earnings attributable to noncontrolling interests	1	—	3	—
Net earnings	100	307	170	180
Less: Equity in results of affiliates, net of tax	(10)	(1)	(18)	—
Add: Tax provision (benefit)	22	(114)	44	(197)
Earnings (loss) before taxes, as reported	112	192	196	(17)
Add: Total interest expense	75	87	143	185
Earnings before interest and taxes	187	279	339	168
Add: Business consolidation and other activities	41	(28)	96	239
Add: Amortization of acquired Rexam intangibles (a)	51	—	83	—
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	39	—	39	—
Comparable operating earnings	$318	$251	$557	$407

(a)

Catch-up amortization of $8 million related to the three months ended March 31, 2017, was recorded during the three months ended June 30, 2017, as a result of the finalization of intangible asset valuations and useful lives for the Rexam acquisition.

(b)

Catch-up depreciation and amortization of $39 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

Our calculation of comparable net earnings is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share amounts)	2017	2016	2017	2016

Net earnings attributable to Ball Corporation	$99	$307	$167	$180
Add: Business consolidation and other activities	41	(28)	96	239
Add: Amortization of acquired Rexam intangibles (a)	51	—	83	—
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	39	—	39	—
Add: Debt refinancing and other costs	1	46	1	106
Less: Tax effect on above items	(41)	(173)	(59)	(288)
Comparable net earnings	$190	$152	$327	$237

Per diluted share, as reported (c)	$0.28	$1.06	$0.47	$0.62
Per diluted share, comparable basis (c)	$0.53	$0.52	$0.91	$0.82

(a)

Catch-up amortization of $8 million related to the three months ended March 31, 2017, was recorded during the three months ended June 30, 2017, as a result of the finalization of intangible asset valuations and useful lives for the Rexam acquisition.

(b)

Catch-up depreciation and amortization of $39 million related to the six months ended December 31, 2016, was recorded during the three months ended June 30, 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition.

(c)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

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

	Six Months Ended June 30,
($ in millions)	2017	2016

Cash flows provided by (used in) operating activities	$263	$36
Cash flows provided by (used in) investing activities	(207)	2,869
Cash flows provided by (used in) financing activities	(228)	3,320

Cash flows provided by operating activities in the first six months of 2017 were higher compared to the same period in 2016 due primarily to earnings from the Rexam acquisition, after consideration of depreciation and amortization, and payments of costs for the acquisition of Rexam and sale of the Divestment Business in 2016 totaling approximately $140 million, which were partially offset by increased funding of pensions during 2017. Other working capital changes in 2017 were primarily related to lower annualized receivables days sales outstanding in 2017 of 42 days compared to 51 days in 2016, which were partially offset by higher annualized inventory days on hand of 57 days in 2017 compared to 51 days in 2016 and lower annualized days payable outstanding of 81 days in 2017 compared to 86 days in 2016.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1 billion at June 30, 2017. A total of $658 million and $596 million were sold under such programs as of June 30, 2017, and December 31, 2016, respectively.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $110 million in the first six months of 2017 compared to $28 million in the first six months of 2016, and are expected to be in the range of $190 million for the full year of 2017. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the 2017 contributions were contributions to acquired Rexam defined benefit pension plans. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $12 million in the first six months of 2017 compared to $9 million in the first six months of 2016 and are expected to be approximately $20 million to $24 million for the full year of 2017.

We expect 2017 capital expenditures for property, plant and equipment to be at least $500 million, and approximately $410 million was contractually committed as of June 30, 2017. Capital expenditures are expected to be funded by cash flows from operations.

As of June 30, 2017, approximately $427 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert the U.S. dollar equivalent of $47 million Egyptian pounds held by the company in Egypt into other currencies. The company believes its U.S. operating cash flows; the $1.3 billion available under the company’s long-term, revolving credit facilities; the $410 million available under other U.S.-based uncommitted short-term credit facilities; and availability under U.S.-based committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Share Repurchases

The company’s share issuances, net of repurchases, totaled $11 million in the first six months of 2017. The company’s share repurchases, net of issuances, totaled $75 million in the same period of 2016. Share repurchases are completed using cash on hand and available borrowings.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $7.5 billion was outstanding at both June 30, 2017, and December 31, 2016.

At June 30, 2017, taking into account outstanding letters of credit, approximately $1.3 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $968 million of short-term uncommitted credit facilities available at June 30, 2017, of which $244 million was outstanding and due on demand. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at June 30, 2017, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net debt to EBITDA ratio (as defined) of no greater than 5 times at June 30, 2017, which changes to 4 times at December 31, 2017. As of June 30, 2017, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities, the short-term uncommitted credit facilities and the unsecured, committed bridge loan agreement, are available without violating our existing debt covenants. Additional details about our debt are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the cleanup of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 18 to the consolidated financial statements within Item 8 of the company’s Annual Report on Form 10-K.

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

In November 2016, Egypt’s central bank elected to allow their currency, the Egyptian pound, to float more freely in the market resulting in a devaluation of the Egyptian pound from 8.9 to approximately 17 per U.S. dollar, an approximate 90 percent devaluation. The currency market for the Egyptian pound continues to be volatile and the actual impact that will be recorded in the company’s results will change based on the movement in the exchange rate and changes in the ongoing business activities.

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

Ball Corporation, under the supervision of the CEO and CFO of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective because of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which continued to exist as of June 30, 2017.

Management has concluded that, notwithstanding the material weakness described above, the company’s unaudited condensed consolidated financial statements in this Form 10-Q fairly stated, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Inherent Limitations of Internal Controls

Our management, including the CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal controls must consider the benefits of controls relative to their costs. Inherent limitations within internal controls include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by unauthorized override of controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the objective of the design of any system of controls is to provide reasonable assurance of the effectiveness of controls, such design is also based in part upon certain assumptions about the likelihood of future events and such assumptions, while reasonable, may not take into account all potential future conditions. Thus, even effective internal control over financial reporting can only provide reasonable assurance of achieving their objectives. Therefore, because of the inherent limitations in cost effective internal controls, misstatements due to error or fraud may occur and may not be prevented or detected.

Remediation Plan for Material Weakness

During 2017, our management, with the oversight of the Audit Committee of our Board of Directors, has been engaged in efforts to remediate the material weakness identified. While certain remedial actions are in process, further control design changes are necessary. Management continues to actively plan for and implement additional control procedures to address any future transactions that meet these criteria. The remediation efforts taken in 2017, outlined below, are intended to both address the identified material weaknesses and enhance our overall financial control environment.

•

Enhance our income tax controls to include specific activities to assess basis differences in reporting units where the currency utilized for local tax purposes differs from the reporting unit’s functional currency.

Remediation Activity

Management will continue to conduct a review of all locations where the currency utilized for local tax purposes differs from the reporting unit’s functional currency under U.S. GAAP and will prepare an inventory of all significant basis differences resulting from currency fluctuations that could be realizable through significant and unusual/infrequent transactions. Further, management will continue to monitor the list for completeness.

•	Ensure that statutory tax provisions are completed and reviewed timely.

Remediation Activity

Management has designed and implemented a new control to ensure that statutory tax provisions are completed and reviewed timely following significant, unusual and/or infrequent transactions.

•

Additional reviews and approvals of the quarterly effective tax rate calculations have been added with regard to significant, unusual or significant, infrequently occurring transactions to ensure such discrete tax items are appropriately identified and accounted for accurately.

Remediation Activity

Beginning in the quarter ended March 31, 2017, we implemented enhanced control procedures, including additional reviews and approvals, over our quarterly effective tax rate calculation.  This includes additional scrutiny over significant and unusual/infrequently occurring transactions that may cause discrete tax matters.

•	Enhance the company’s tax accounting resources.

Remediation Activity

Management is continuing to assess its needs and is evaluating the appropriate combination of personnel and technology required to address the remediation activities outlined above.

The material weakness will not be considered fully remediated until the applicable remedial controls have been designed and implemented and operate, where applicable, for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

As described above under Remediation Plan for Material Weakness, we are in the process of implementing changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additionally, beginning June 30, 2017, we have incorporated and aligned the internal control over financial reporting of the former Rexam PLC locations into Ball Corporation's system of internal control over financial reporting under the COSO 2013 framework.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the three months ended June 30, 2017, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Annual Report on Form 10-K (annual report) for the year ended December 31, 2016.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the six months ended June 30, 2017.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1 to April 30, 2017	—	$—	—	20,649,074
May 1 to May 31, 2017	—	—	—	20,649,074
June 1 to June 30, 2017	—	—	—	20,649,074
Total	—	—	—

(a)

Includes open market purchases (on a trade-date basis), share repurchase agreements and/or shares retained by the company to settle employee withholding tax liabilities. These amounts include the company’s approved two-for-one stock split which was effective May 16, 2017.

(b)

The company has an ongoing repurchase program for which shares are authorized from time to time by Ball’s board of directors. These amounts include the company’s approved two-for-one stock split which was effective May 16, 2017.

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the three months ended June 30, 2017.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the three months ended June 30, 2017.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	August 9, 2017

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) the Unaudited Condensed Consolidated Balance Sheet, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Filed herewith.)

EX-101