Form 10-Q
period 2017-09-30
BALL Corp
filed 2017-11-06
CIK 9389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, without par value	350,055,645 shares

Ball Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2017	2016	2017	2016

Net sales	$2,908	$2,752	$8,236	$6,537

Costs and expenses
Cost of sales (excluding depreciation and amortization)	(2,338)	(2,275)	(6,583)	(5,288)
Depreciation and amortization	(162)	(147)	(539)	(299)
Selling, general and administrative	(127)	(135)	(398)	(348)
Business consolidation and other activities	(157)	(63)	(253)	(302)
	(2,784)	(2,620)	(7,773)	(6,237)

Earnings before interest and taxes	124	132	463	300

Interest expense	(74)	(80)	(216)	(159)
Debt refinancing and other costs	—	(2)	(1)	(108)
Total interest expense	(74)	(82)	(217)	(267)

Earnings before taxes	50	50	246	33
Tax (provision) benefit	(4)	(23)	(48)	174
Equity in results of affiliates, net of tax	5	7	23	6
Net earnings	51	34	221	213
Net earnings attributable to noncontrolling interests	(3)	(3)	(6)	(3)
Net earnings attributable to Ball Corporation	$48	$31	$215	$210

Earnings per share: (a)
Basic	$0.14	$0.09	$0.61	$0.69
Diluted	$0.13	$0.09	$0.60	$0.67

Weighted average shares outstanding: (000s) (a)
Basic	350,327	349,128	350,481	305,756
Diluted	358,556	355,404	358,492	312,176

(a)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net earnings	$51	$34	$221	$213

Other comprehensive earnings (loss):
Foreign currency translation adjustment	3	(17)	16	(17)
Pension and other postretirement benefits	19	5	1	68
Effective financial derivatives	(7)	(17)	9	(6)
Total other comprehensive earnings (loss)	15	(29)	26	45
Income tax (provision) benefit	(20)	5	(9)	(22)
Total other comprehensive earnings (loss), net of tax	(5)	(24)	17	23

Total comprehensive earnings	46	10	238	236
Comprehensive (earnings) loss attributable to noncontrolling interests	(4)	(3)	(7)	(3)
Comprehensive earnings (loss) attributable to Ball Corporation	$42	$7	$231	$233

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
($ in millions)	2017	2016

Assets
Current assets
Cash and cash equivalents	$556	$597
Receivables, net	1,793	1,491
Inventories, net	1,433	1,413
Other current assets	148	152
Total current assets	3,930	3,653
Noncurrent assets
Property, plant and equipment, net	4,525	4,387
Goodwill	4,908	5,095
Intangible assets, net	2,490	1,934
Other assets	1,150	1,104
Total assets	$17,003	$16,173

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$452	$222
Accounts payable	2,419	2,033
Accrued employee costs	298	315
Other current liabilities	609	399
Total current liabilities	3,778	2,969
Noncurrent liabilities
Long-term debt	7,104	7,310
Employee benefit obligations	1,406	1,497
Deferred taxes	655	439
Other liabilities	422	417
Total liabilities	13,365	12,632

Shareholders' equity
Common stock (670,349,807 shares issued - 2017; 668,504,350 shares issued - 2016) (a)	1,072	1,038
Retained earnings	4,863	4,739
Accumulated other comprehensive earnings (loss)	(925)	(941)
Treasury stock, at cost (320,498,748 shares - 2017; 318,774,098 shares - 2016) (a)	(1,481)	(1,401)
Total Ball Corporation shareholders' equity	3,529	3,435
Noncontrolling interests	109	106
Total shareholders' equity	3,638	3,541
Total liabilities and shareholders' equity	$17,003	$16,173

(a)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

See accompanying notes to the unaudited condensed consolidated financial statements.

BALL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in millions)	2017	2016

Cash Flows from Operating Activities
Net earnings	$221	$213
Adjustments to reconcile net earnings to cash provided by (used in) continuing operating activities:
Depreciation and amortization	539	299
Business consolidation and other activities	253	302
Deferred tax provision (benefit)	—	(165)
Other, net	(229)	78
Changes in working capital components, net of acquisitions and dispositions (a)	(37)	(1,160)
Cash provided by (used in) operating activities	747	(433)
Cash Flows from Investing Activities
Capital expenditures	(404)	(398)
Business acquisitions, net of cash acquired	—	(3,379)
Business dispositions, net of cash sold	31	2,941
Decrease in restricted cash	—	1,966
Settlement of Rexam acquisition related derivatives	—	(252)
Other, net	3	2
Cash provided by (used in) investing activities	(370)	880
Cash Flows from Financing Activities
Long-term borrowings	440	4,370
Repayments of long-term borrowings	(909)	(4,348)
Net change in short-term borrowings	220	156
Proceeds from issuances of common stock, net of shares used for taxes	18	38
Acquisitions of treasury stock	(103)	(98)
Common stock dividends	(93)	(60)
Other, net	(2)	(15)
Cash provided by (used in) financing activities	(429)	43

Effect of exchange rate changes on cash	11	(69)

Change in cash and cash equivalents	(41)	421
Cash and cash equivalents - beginning of period	597	224
Cash and cash equivalents - end of period	$556	$645

(a)	Includes payments of costs associated with the acquisition of Rexam and the sale of the Divestment Business.

See accompanying notes to the unaudited condensed consolidated financial statements.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ball Corporation and its controlled affiliates, including its consolidated variable interest entities (collectively Ball, the company, we or our). Certain information and footnote disclosures, including critical and significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), have been condensed or omitted for this quarterly presentation.

Results of operations for the periods shown are not necessarily indicative of results expected for the full year, particularly in view of the seasonality in our packaging segments, the variability of contract revenues in the company’s aerospace segment and the acquisition of Rexam PLC (Rexam) and divestiture of certain assets and liabilities of the combined business (the Divestment Business) on June 30, 2016. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and the notes thereto included in the company’s Annual Report on Form 10-K filed on March 2, 2017, pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 (annual report).

The preparation of financial statements in conformity with U.S. GAAP requires Ball’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. These estimates are based on historical experience and various assumptions believed to be reasonable under the circumstances. Ball’s management evaluates these estimates on an ongoing basis and adjusts or revises the estimates as circumstances change. As future events and their impacts cannot be determined with precision, actual results may differ from these estimates. In the opinion of management, the financial statements reflect all adjustments necessary to fairly state the results of the periods presented.

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Revision of the Third Quarter 2016 Unaudited Condensed Consolidated Financial Statements

During the third and fourth quarters of 2016, Ball identified errors in the determination of the tax basis for the gain on the sale of the Divestment business, the release of deferred taxes related to the acquisition of Rexam for the step-up of inventory value, the amount of gain reported on the sale of the Divestment Business, payroll taxes for compensation arrangements associated with the Rexam acquisition, and net sales and cost of sales that were recorded gross instead of net in the consolidated statement of earnings. The corrections of these errors impacted the unaudited condensed consolidated financial statements for the second and third quarters of 2016.  The company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and concluded these misstatements were not material, individually or in the aggregate, to Ball’s unaudited condensed consolidated financial statements for the aforementioned interim periods. Accordingly, the correction of these immaterial errors was reflected in the quarterly unaudited financial data included within our 2016 annual report. These revisions have been reflected in the comparative 2016 condensed consolidated financial statements.

The following table reconciles the amounts as previously reported in the three and nine months ended September 30, 2016, unaudited condensed consolidated financial statements to the corresponding revised amounts presented herein:

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

($ in millions, except per share amounts)	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
2016	As Previously Reported	Adjustments (a)	As Revised	As Previously Reported	Adjustments (a)	As Revised
Net sales	$2,815	$(63)	$2,752	$6,600	$(63)	$6,537
Cost of sales (excluding depreciation and amortization)	(2,338)	63	(2,275)	(5,351)	63	(5,288)
Business consolidation and other activities	(79)	16	(63)	(319)	17	(302)
Earnings before interest and taxes	116	16	132	283	17	300
Earnings before taxes	34	16	50	16	17	33
Tax (provision) benefit	(38)	15	(23)	191	(17)	174
Net earnings	3	31	34	213	—	213
Net earnings attributable to Ball Corporation	—	31	31	210	—	210

Basic earnings per share (b)	—	0.09	0.09	0.69	—	0.69
Diluted earnings per share (b)	—	0.09	0.09	0.67	—	0.67

(a)	The company revised the amounts originally reported for the third quarter of 2016, for the following items:
•

Reduced net sales and cost of sales (excluding depreciation and amortization) by $63 million to present net sales and cost of sales on a net basis associated with intercompany and transactions where the company is acting as an agent.

•

Reversed $13 million of expense in business consolidation and other activities for payroll tax obligations associated with compensation arrangements for the Rexam acquisition that should have been accrued upon the change of control in the second quarter of 2016. The company identified this error during the third quarter of 2016 and recorded and disclosed the correction in the third quarter of 2016 as an out-of-period adjustment.

•

Reversed a $3 million charge recorded to the gain on the sale of the Divestment Business in the business consolidation and other activities that was originally recorded in the third quarter of 2016. The charge was to write off an asset that was sold in the Divestment Business.

•

Recorded a $16 million tax benefit associated with the release of deferred taxes related to the acquisition of Rexam for the step-up of inventory value that flowed through to cost of sales in the third quarter of 2016 and $1 million of tax expense for the tax effects of the adjustments above.

The company revised the amounts originally reported for the first nine months of 2016, for the following items:

•

Reduced net sales and cost of sales (excluding depreciation and amortization) by $63 million to present net sales and cost of sales on a net basis associated with intercompany and transactions where the company is acting as an agent.

•

Recorded $17 million of additional net gain on the sale of the Divestment Business in business consolidation and other activities for assets received by the buyer that should have been included in the amount owed to the company and liabilities that should have been derecognized by the company at the date of sale, as well as other insignificant items.

•

Recorded $30 million of additional tax expense associated with using an incorrect tax basis for the gain on the sale of the Divestment Business, a $16 million tax benefit associated with the release of deferred taxes related to the acquisition of Rexam for the step-up of inventory value that flowed through to cost of sales in the third quarter of 2016 and $3 million of tax expense for the tax effects of the adjustments noted above.

(b)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

2.     Accounting Pronouncements

Recently Adopted Accounting Standards

In January 2017, amendments to existing accounting guidance were issued simplifying an entity’s subsequent goodwill measurement by eliminating Step 2, which requires a hypothetical purchase price allocation, from its annual or interim goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is required to be applied prospectively on January 1, 2020, and early adoption is permitted. The company elected to early adopt this guidance effective January 1, 2017, and it did not have an impact on the company’s unaudited condensed consolidated financial statements.

In March 2016, final accounting guidance was issued clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host only requires an analysis of the four-step decision sequence outlined in the accounting standards codification. Consequently, when a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument, the nature of the exercise contingency would be disregarded. This guidance was applied on a modified retrospective basis on January 1, 2017, and did not have an impact on the company’s unaudited condensed consolidated financial statements.

In March 2016, final accounting guidance was issued eliminating the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. This guidance was applied prospectively on January 1, 2017, and did not have a material impact on the company’s unaudited condensed consolidated financial statements.

In March 2016, amendments to existing accounting guidance were issued to simplify various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The company adopted these amendments on January 1, 2017, as discussed below, which did not have a material impact on the company’s unaudited condensed consolidated financial statements.

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

In March 2016, accounting guidance was issued regarding the effect of derivative contract novations on existing hedge accounting relationships. The amendments clarify that a change in the counterparty to a derivative instrument designated as a hedging instrument does not in and of itself require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance was applied prospectively on January 1, 2017, and it did not have a material impact on the company’s unaudited condensed consolidated financial statements.

New Accounting Guidance

In August 2017, amendments to existing derivative and hedge accounting guidance were issued to simplify existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments will more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This guidance will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The company

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

is currently evaluating the new guidance,  with intentions to early adopt in the fourth quarter of 2017. The company does not expect the amendments to have a material impact on its unaudited condensed consolidated financial statements.

In May 2017, amendments to existing accounting guidance were issued to provide clarity and reduce diversity in practice, cost and complexity when applying guidance in Topic 718, Stock Compensation, regarding modifications to the terms or conditions of a share-based payment award. The amendments specify that all changes to the terms and conditions of a share-based payment award will require an entity to apply modification accounting in Topic 718, unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance will be effective for annual reporting periods beginning on January 1, 2018, and early adoption is permitted. The company does not expect the amendments to have a material impact on its consolidated financial statements, and the company has not elected to early adopt this new accounting standard.

In March 2017, amendments to existing accounting guidance were issued to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, which requires employers to report the service cost component in the same line item as other compensation costs arising from services rendered by the associated employees during the period. The other components of net periodic pension and benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also permit only the service cost component of net benefit cost to be eligible for capitalization. This guidance is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component. Employers can elect a practical expedient that permits use of the amounts disclosed in its pension footnote for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The guidance is effective for Ball on January 1, 2018, and early adoption is permitted. The company has not elected to early adopt the new standard and is currently assessing the impact this guidance will have on its consolidated financial statements.

In February 2017, amendments to existing accounting guidance were issued to clarify the scope of ASC Subtopic 610-20, Other Income−Gains and Losses from the Derecognition of Nonfinancial Assets and to add guidance for partial sales of nonfinancial assets. The guidance requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered to be in substance real estate. This guidance is required to be applied on January 1, 2018, using a full retrospective approach or a modified retrospective approach and early adoption is permitted. The company has not elected to early adopt the new standard and is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In January 2017, amendments to existing accounting guidance were issued to further clarify the definition of a business in determining whether or not a company has acquired or sold a business. The amendments provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments also narrow the definition of the term “output” so that the term is consistent with how outputs are described in Topic 606. The guidance is required to be applied prospectively for Ball on January 1, 2018, and early adoption is permitted. The company has not elected to early adopt the new standard and does not expect these amendments to have a material impact on its consolidated financial statements.

In November 2016, accounting guidance was issued that will require the statement of cash flows to explain the change in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. In addition, restricted cash and restricted cash equivalents will need to be included in a cash reconciliation of beginning-of-period and end-of-period

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

total amounts shown on the statement of cash flows. This guidance is required to be applied retrospectively on January 1, 2018. The company expects there to be a material impact on its 2016 and 2015 statements of cash flows due to approximately $2 billion of cash received from the issuance of senior notes in December 2015 that the company elected to restrict in an acquisition escrow account. In July 2016, the funds in the escrow account were used to pay a portion of the cash component of the acquisition price of Rexam. The impacts on the company’s 2017 statement of cash flows are not expected to be material.

In October 2016, amendments to existing accounting guidance were issued that will require entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to when the asset is sold to an unrelated third party. The amendments also eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings on January 1, 2018. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

This guidance is required to be applied retrospectively on January 1, 2018, and the company does not expect the guidance to have a material impact on its consolidated financial statements.

In June 2016, amendments requiring financial assets or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected when finalized. The allowance for credit losses is a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The guidance will be effective on January 1, 2020. The company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In February 2016, lease accounting guidance was issued which, for operating leases, will require a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The guidance also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The guidance will be effective for Ball on January 1, 2019. The company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements and it is expected that a material amount of lease assets and liabilities will be recorded on its consolidated balance sheet.

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any related changes in fair value in net income unless the investments qualify for the new practicality exception. An exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance and, as such, these investments may be measured at cost. The guidance will be

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

effective on January 1, 2018. The company does not expect the guidance to have a material impact on its consolidated financial statements.

New Revenue Guidance

In May 2014, the FASB and International Accounting Standards Board jointly issued new revenue recognition guidance which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance contains a more robust framework for addressing revenue issues and is intended to remove inconsistencies in existing guidance and improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved the deferral of the effective date of the new revenue recognition guidance by one year. The new standard is now effective for annual reporting periods beginning after December 15, 2017.

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

In May 2016, narrow scope amendments and practical expedients were issued to clarify the new revenue recognition standard. The amendments clarify the collectability criterion of the revenue standard wherein an entity is allowed to recognize revenue in the amount of consideration received when the following criteria are met: the entity has transferred control of the goods or services, the entity has stopped transferring goods or services, or has no obligation under the contract to transfer additional goods or services and the consideration received from the customer is nonrefundable. The amendments also clarify the following: the fair value of noncash consideration should be measured at contract inception when determining the transaction price, allows an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer when the company discloses that policy, for contracts to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy U.S. GAAP, and a practical expedient is provided in which an entity can avoid having to evaluate the effects of each contract modification from contract inception through the beginning of the earliest period presented when accounting for contracts that were modified prior to adoption under both the full and modified retrospective transition approach.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenues arising from such contracts. In addition, we are in the process of identifying the appropriate changes to our business processes, systems and controls to support recognition and disclosure under the standard upon adoption.

We believe the most significant impact will be in the way we account for revenue in our global metal beverage packaging segments and, to a lesser extent, in our food and aerosol packaging segment. We currently recognize revenue from many of our contracts in these segments when the four established criteria of revenue recognition under the current guidance have been met, generally occurring upon shipment or delivery of goods. Under the new guidance we expect to recognize revenue from many of these contracts over time, which will accelerate the timing of revenue recognition from these arrangements, such that some portion of revenue will be recognized prior to shipment or delivery of goods. In addition to accelerating the timing of recording revenue, we expect corresponding decreases in inventories with an offsetting increase to unbilled receivables to the extent the amounts have not yet been invoiced to the customer.

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

During the remainder of 2017, Ball will continue to design and implement changes to processes, systems and internal controls to be in a position to report under the new accounting standard upon adoption in the first quarter of 2018.

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

Other consists of non-reportable segments in Africa, Middle East and Asia (AMEA) and Asia Pacific that manufacture and sell metal beverage containers, undistributed corporate expenses, intercompany eliminations and other business activities.

The accounting policies of the segments are the same as those in the consolidated financial statements and are discussed in Note 1. The company also has investments in operations in Guatemala, Panama, South Korea, the U.S. and Vietnam that are accounted for under the equity method of accounting and, accordingly, those results are not included in segment sales or earnings.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Summary of Business by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net sales
Beverage packaging, North and Central America	$1,080	$1,076	$3,180	$2,653
Beverage packaging, South America	425	318	1,145	577
Beverage packaging, Europe	651	624	1,824	1,459
Food and aerosol packaging	321	329	867	911
Aerospace	241	204	734	577
Reportable segment sales	2,718	2,551	7,750	6,177
Other	190	201	486	360
Net sales	$2,908	$2,752	$8,236	$6,537

Comparable operating earnings
Beverage packaging, North and Central America	$121	$145	$400	$356
Beverage packaging, South America	78	60	205	100
Beverage packaging, Europe	74	72	184	184
Food and aerosol packaging	30	31	76	84
Aerospace	23	24	70	61
Reportable segment comparable operating earnings	326	332	935	785
Reconciling items
Other (a)	(13)	(21)	(65)	(67)
Business consolidation and other activities	(157)	(63)	(253)	(302)
Amortization of acquired Rexam intangibles	(37)	(33)	(120)	(33)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	5	—	(34)	—
Cost of sales associated with Rexam inventory step-up	—	(83)	—	(83)
Earnings before interest and taxes	124	132	463	300
Interest expense	(74)	(80)	(216)	(159)
Debt refinancing and other costs	—	(2)	(1)	(108)
Total interest expense	(74)	(82)	(217)	(267)
Earnings before taxes	50	50	246	33
Tax (provision) benefit	(4)	(23)	(48)	174
Equity in results of affiliates, net of tax	5	7	23	6
Net earnings	51	34	221	213
Net earnings attributable to noncontrolling interests	(3)	(3)	(6)	(3)
Net earnings attributable to Ball Corporation	$48	$31	$215	$210

(a)

Includes undistributed corporate expenses, net, of $29 million and  $43 million for the third quarter of 2017 and 2016, respectively, and $106 million and $78 million for the first nine months of 2017 and 2016, respectively.

The company does not disclose total assets by segment as it is not provided to the chief operating decision makers.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

4.     Acquisitions and Dispositions

Rexam

On June 30, 2016, Ball acquired 100 percent of the outstanding shares of Rexam PLC (Rexam), a U.K. based beverage container manufacturer, for the purchase price of £2.9 billion ($3.8 billion) in cash, and 64.5 million treasury shares of Ball Corporation common stock (valued at $35.70 per share, as adjusted for the two-for-one stock split, for a total share consideration of $2.3 billion). Additionally, the company recorded $24 million of consideration for stock-based compensation. The common shares were valued using the price on the date of acquisition and were presented as a reduction of treasury stock. The cash portion of the acquisition price was paid in July 2016 using proceeds from restricted cash held in escrow and borrowings under the $1.4 billion and €1.1 billion Term A loan facilities obtained in March 2016.

The consummation of the acquisition was subject to, among other things, approval from Ball’s shareholders, approval from Rexam’s shareholders, certain regulatory approvals and satisfaction of other customary closing conditions. In order to satisfy certain regulatory requirements, the company was required to sell a portion of Ball’s existing beverage packaging business and select beverage can assets of the Divestment Business. The sale of the Divestment Business to Ardagh Group S.A. (Ardagh) was completed concurrently on June 30, 2016, for $3.42 billion, subject to customary closing adjustments and certain transaction service arrangements between Ball and Ardagh during a transition period. The sale agreement with Ardagh in respect of the Divestment Business contains customary representations, warranties, covenants and provisions allocating liabilities, as well as indemnification obligations to and from Ardagh, pursuant to which claims may be made when applicable. A pretax gain on sale of $330 million was recorded within business consolidation and other activities and is subject to finalization of working capital and other items. The company also entered into a supply agreement with Ardagh to manufacture and sell can ends to the Divestment Business in Brazil in exchange for proceeds of $103 million.

As a condition of the sale of the Divestment Business to Ardagh, the company guaranteed a minimum volume of sales for the Divestment Business in 2017, whereby the company was required to pay Ardagh up to $75 million based upon any shortfall of 2017 sales relative to an agreed-upon minimum threshold. During the third quarter of 2017, and pending regulatory approval, the company entered into an agreement with Ardagh to settle all remaining assets, liabilities and other items in the sale of the Divestment Business and concurrently obtained Ardagh’s agreement to the removal of the company’s guarantees of Ardagh’s 2017 sales volumes and any related penalties that could result.  Regulatory approval of these agreements was obtained during the fourth quarter of 2017 and, as a result, the company will recognize additional pretax income from the sale of the Divestment Business in the fourth quarter of 2017 of approximately $60 million.

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

During the  first nine months of 2017, the company recorded  $34 million in business consolidation and other activities for an increase in the estimated amount of the claims covered by indemnifications for tax matters provided to the buyer in relation to the Divestment Business. The estimated value of the claims under these indemnities is $57 million at September 30, 2017, and the liabilities have been recorded in other current liabilities.

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

Nine Months Ended
($ in millions)	September 30, 2016

Earnings before taxes	$104
Earnings before taxes attributable to Ball Corporation	104

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

During the second quarter of 2017, the company finalized the allocation of the purchase price for the Rexam acquisition. The measurement period adjustments to the acquisition fair values and useful lives for acquired identifiable intangible assets and fixed assets were due to the refinement of our valuation models, assumptions and inputs. The updated assumptions and inputs incorporated additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date. The final purchase price allocation changes during the second quarter of 2017 included an increase of $590 million in the value of intangible assets, an increase of $31 million in the value of investments in affiliates and a decrease of $384 million in the value of goodwill. Long-term deferred tax liabilities also increased by $221 million primarily due to the tax effect of these changes to the final purchase price allocation.

The cumulative impacts of all adjustments have been reflected in the unaudited condensed consolidated financial statements as of the six months ended June 30, 2017, which are summarized in the table below:

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

Nine Months Ended
($ in millions, except per share amounts)	September 30, 2016

Net sales (1)	$7,931
Net earnings attributable to Ball Corporation (2)	187
Basic earnings per share	0.54
Diluted earnings per share	0.53

(1)	Net sales were adjusted to include net sales of Rexam. The company also excluded the net sales attributable to the Divestment Business.
(2)	Pro forma adjustments to net earnings attributable to Ball Corporation were adjusted as follows:
•	Excludes acquisition-related transaction costs and debt refinancing costs incurred in the first nine months of 2016.
•	Includes interest expense associated with the new debt utilized to finance the acquisition.
•	Includes depreciation and amortization expense based on the increased fair value of property, plant and equipment and amortizable intangible assets acquired.
•	Excludes net earnings attributable to the Divestment Business for the first six months of 2016.
•	Excludes the gain on sale of the Divestment Business for the first nine months of 2016.

All of these pro forma adjustments were adjusted for the applicable income tax impacts. Ball has applied enacted statutory tax rates in the U.K. during the period indicated above. Ball used a tax rate of 20 percent to calculate the financing and acquisition adjustments for the nine months ended September 30, 2016; however, the tax impact on acquisition-related transaction costs already incurred was recorded at a U.S. statutory rate of approximately 37 percent as these transaction costs were incurred in the U.S. These rates may not be reflective of Ball’s effective tax rate for future periods after consummation of the acquisition and sale of the Divestment Business.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

5.     Business Consolidation and Other Activities

The following is a summary of business consolidation and other activity (charges)/income included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Beverage packaging, North and Central America	$(34)	$(6)	$(45)	$(12)
Beverage packaging, South America	(4)	(6)	(4)	(15)
Beverage packaging, Europe	(62)	(10)	(69)	(19)
Food and aerosol packaging	(2)	(4)	7	(21)
Other	(55)	(37)	(142)	(235)
	$(157)	$(63)	$(253)	$(302)

2017

Beverage Packaging, North and Central America

During the third quarter of 2017, the company announced the closure of its beverage can manufacturing facilities in Chatsworth, California, and Longview, Texas, and its beverage end manufacturing facility in Birmingham, Alabama. The Birmingham and Longview plants are currently expected to cease production by the end of the second quarter of 2018, and the Chatsworth plant is currently expected to cease production by the end of the third quarter of 2018. During the third quarter, the company recorded charges of $29 million for employee severance and benefits and $4 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs related to the closures. The majority of these charges are expected to be paid during the remainder of 2017 and by the end of the third quarter of 2018.

In December 2016, the company announced the closure of its beverage packaging facility in Reidsville, North Carolina, which ceased production during the second quarter of 2017. During the first nine months of 2017, the company recorded charges of $7 million for employee severance and benefits, facility shutdown costs, asset impairment, accelerated depreciation and other costs related to the closure of its Reidsville, North Carolina, plant.

Other charges in the third quarter and first nine months of 2017 included $1 million and $5 million, respectively, of individually insignificant activities.

Beverage Packaging, South America

Charges in the third quarter and first nine months of 2017 included $4 million and $4 million, respectively, for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Beverage Packaging, Europe

During the first quarter of 2017, the company announced its intent to close its beverage packaging facility in Recklinghausen, Germany, which ceased production on July 31, 2017. During the third quarter of 2017, the company recorded charges of $55 million for employee severance and benefits and $7 million for facility shutdown costs, asset impairment, accelerated depreciation and other costs. The company expects to incur approximately $30 million of additional expense related to the closure. The majority of these charges are expected to be paid during the remainder of 2017 and by the end of  2018.

During the first nine months of 2017, the company recorded charges of $2 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the first nine months of 2017 included $5 million for individually insignificant activities.

Food and Aerosol Packaging

During the third quarter and first nine months of 2017, the company recorded charges of $1 million and $6 million, respectively, for facility shutdown costs and accelerated depreciation for the closure of its Weirton, West Virginia, plant which ceased production during the first quarter of 2017.

In March 2017, the company sold its food and aerosol packaging paint and general line can plant in Hubbard, Ohio, and recorded a gain on sale of $15 million.

Other charges in the third quarter and first nine months of 2017 included $1 million and $2 million, respectively, for individually insignificant activities.

Other

During the third quarter of 2017, the company recorded the following amounts:

•

A  settlement loss of $41 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.

•	Expense of $5 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	Expense of $2 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $7 million for individually insignificant activities.

During the first nine months of 2017, the company recorded the following amounts:

•

A  settlement loss of $41 million primarily related to the purchase of non-participating group annuity contracts to settle a portion of the projected pension benefit obligations in certain Ball U.S. defined benefit pension plans which triggered settlement accounting. The settlement loss primarily represented a pro rata portion of the aggregate unamortized actuarial loss in these pension plans.

•	Expense of $34 million for the estimated amount of claims covered by the indemnification for certain tax matters provided to the buyer in the sale of the Divestment Business.
•	Expense of $22 million for long-term incentive and other compensation arrangements associated with the Rexam acquisition.
•	A $14 million reduction in the gain recognized in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $12 million for professional services and other costs associated with the acquisition of Rexam.
•	Expense of $19 million for individually insignificant activities.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

2016

Beverage Packaging, North and Central America

During the third quarter and first nine months of 2016, the company recorded charges of $2 million and $3 million, respectively, for professional services and other costs associated with the acquisition of Rexam.

During the third quarter and first nine months of 2016, the company recorded charges of $3 million and $4 million, respectively, related to the plant closure in Bristol, Virginia.

Other charges in the third quarter and first nine months of 2016 included $1 million and $5 million, respectively, of individually insignificant activities.

Beverage Packaging, South America

During the third quarter and first nine months of 2016, the company recorded charges of $2 million and $11 million, respectively, for professional services and other costs associated with the acquisition of Rexam.

Other charges in the third quarter and first nine months of 2016 included $4 million of individually insignificant activities.

Beverage Packaging, Europe

During the first nine months of 2016, the company recorded charges of $7 million for professional services and other costs associated with the acquisition of Rexam.

Other charges in the third quarter and first nine months of 2016 included $10 million and $12 million, respectively, of individually insignificant activities.

Food and Aerosol Packaging

During the third quarter and first nine months of 2016, the company recorded charges of $3 million and $14 million, respectively, for employee severance and benefits, facility shutdown costs and asset impairment and disposal costs for the closure of its Weirton, West Virginia, plant.

Other charges in the third quarter and first nine months of 2016, included $1 million and $7 million, respectively, of individually insignificant activities.

Other

During the third quarter of 2016, the company recorded the following amounts:

•	Expense of $22 million for compensation arrangements related to the Rexam acquisition primarily for severance payments to terminated or divested personnel.
•	Expense of $33 million for professional services and other costs associated with the acquisition of Rexam.
•

Foreign currency gains of $22 million from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business and the revaluation of the euro-denominated debt issuance in December 2015.

•	Expense of $4 million for individually insignificant activities.

During the first nine months of 2016, the company recorded the following charges:

•	A gain of $344 million in connection with the sale of the Ball portion of the Divestment Business.
•	Expense of $289 million for professional services and other costs associated with the acquisition of Rexam.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

•

Foreign currency losses of $174 million from the revaluation of foreign currency denominated restricted cash and intercompany loans related to the cash component of the Rexam acquisition purchase price, the sale of the Divestment Business, and the revaluation of the euro-denominated debt issuance in December 2015.

•	Expense of $106 million for compensation arrangements related to the Rexam acquisition.
•	Expense of $10 million for individually insignificant activities.

Following is a summary by segment for the restructuring liabilities recorded in connection with business consolidation activities:

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Other	Total

Balance at December 31, 2016	$8	$—	$4	$6	$2	$20
Charges in earnings	18	2	55	7	1	83
Cash payments and other activity	(6)	—	(13)	(12)	(2)	(33)
Balance at September 30, 2017	$20	$2	$46	$1	$1	$70

6.     Receivables

	September 30,	December 31,
($ in millions)	2017	2016

Trade accounts receivable	$1,435	$1,169
Less allowance for doubtful accounts	(10)	(11)
Net trade accounts receivable	1,425	1,158
Other receivables	368	333
	$1,793	$1,491

The company has entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1 billion at September 30, 2017. A total of $646 million and $596 million were sold under such programs as of September 30, 2017, and December 31, 2016, respectively.

7.     Inventories

	September 30,	December 31,
($ in millions)	2017	2016

Raw materials and supplies	$654	$607
Work-in-process and finished goods	820	839
Less inventory reserves	(41)	(33)
	$1,433	$1,413

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Property, Plant and Equipment

	September 30,	December 31,
($ in millions)	2017	2016

Land	$173	$105
Buildings	1,377	1,301
Machinery and equipment	5,075	4,723
Construction-in-progress	549	503
	7,174	6,632
Accumulated depreciation	(2,649)	(2,245)
	$4,525	$4,387

Property, plant and equipment are stated at historical or acquired cost. Depreciation expense amounted to $113 million and $373 million for the third quarter and first nine months of 2017, respectively, and $105 million and $237 million for the comparable periods in 2016, respectively. During 2017, cumulative catch-up depreciation recorded as a result of changes in the values and useful lives of fixed assets associated with the finalization of the valuation for the Rexam acquisition was $19 million related to last six months of 2016.

9.     Goodwill

($ in millions)	Beverage Packaging, North & Central America	Beverage Packaging, South America	Beverage Packaging, Europe	Food & Aerosol Packaging	Aerospace	Other	Total

Balance at December 31, 2016	$1,614	$970	$1,632	$599	$40	$240	$5,095
Opening balance sheet adjustments	(337)	329	(276)	—	—	(68)	(352)
Business dispositions	—	—	—	(9)	—	—	(9)
Effects of currency exchange rates	—	—	150	17	—	7	174
Balance at September 30, 2017	$1,277	$1,299	$1,506	$607	$40	$179	$4,908

During the second quarter of 2017, the company finalized the allocation of the purchase price for the Rexam acquisition. The decrease related to goodwill is a result of changes in the fair values and useful lives of fixed assets for the finalization of the valuation of the Rexam acquisition. The company’s annual goodwill impairment test completed in the fourth quarter of 2016 indicated the fair value of the beverage packaging, Asia (Beverage Asia), reporting unit exceeded its carrying amount by approximately 23 percent. The current supply of metal beverage packaging exceeds demand in China, resulting in pricing pressure and negative impacts on the profitability of our Beverage Asia reporting unit. If it becomes an expectation that this oversupply situation will continue for an extended period of time, the company may be required to record a noncash impairment charge for some or all of the goodwill associated with the Beverage Asia reporting unit, the total balance of which was $78 million at September 30, 2017.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

10.    Intangible Assets, Net

	September 30,	December 31,
($ in millions)	2017	2016

Acquired Rexam intangibles (net of accumulated amortization of $203 million at September 30, 2017, and $62 million at December 31, 2016)	$2,327	$1,766
Capitalized software (net of accumulated amortization of $116 million at September 30, 2017, and $87 million at December 31, 2016)	82	79
Other intangibles (net of accumulated amortization of $160 million at September 30, 2017, and $143 million at December 31, 2016)	81	89
	$2,490	$1,934

Total amortization expense of intangible assets amounted to $49 million  and $166 million for the third quarter and first nine months of 2017, respectively, and $42 million and $62 million for the comparable periods in 2016, respectively. During the second quarter of 2017, cumulative catch-up amortization recorded as a result of the change in the value of intangible assets associated with the finalization of the valuation for the Rexam acquisition was $15 million related to the last six months of 2016.

11.    Other Assets

	September 30,	December 31,
($ in millions)	2017	2016

Long-term deferred tax assets	$409	$443
Long-term pension asset	172	147
Investments in affiliates	257	204
Company and trust-owned life insurance	168	146
Other	144	164
	$1,150	$1,104

12.    Debt and Interest Costs

Long-term debt consisted of the following:

	September 30,	December 31,
($ in millions)	2017	2016

Senior Notes
5.25% due July 2025	$1,000	$1,000
4.375% due December 2020	1,000	1,000
4.00% due November 2023	1,000	1,000
4.375%, euro denominated, due December 2023	827	736
5.00% due March 2022	750	750
3.50%, euro denominated, due December 2020	473	421
Senior Credit Facilities, due March 2021 (at variable rates)
Term A loan, due June 2021	1,330	1,383
Term A loan, euro denominated, due June 2021	592	954
Multi-currency, U.S. dollar revolver, due March 2021	250	190
Other (including debt issuance costs)	(40)	(45)
	7,182	7,389
Less: Current portion of long-term debt	(78)	(79)
	$7,104	$7,310

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Following is a summary of debt refinancing and other costs included in the unaudited condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Debt Refinancing and Other Costs:
Interest expense on 3.5% and 4.375% senior notes	$—	$—	$—	$(49)
Refinance of bridge and revolving credit facilities	—	—	—	(30)
Economic hedge - interest rate risk	—	—	—	(20)
Amortization of unsecured, committed bridge facility financing fees	—	—	—	(7)
Individually insignificant items	—	(2)	(1)	(2)
	$—	$(2)	$(1)	$(108)

The senior credit facilities include long-term, multi-currency committed revolving credit facilities that provide the company with up to the U.S. dollar equivalent of $1.5 billion. At September 30, 2017, taking into account outstanding letters of credit, approximately $1.2 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $936 million of short-term uncommitted credit facilities available at September 30, 2017, of which  $374 million was outstanding and due on demand. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities.

The fair value of long-term debt was estimated to be $7.5 billion at September 30, 2017, and $7.7 billion at December 31, 2016. The fair value reflects the market rates at each period end for debt with credit ratings similar to the company’s ratings and is classified as Level 2 within the fair value hierarchy. Rates currently available to the company for loans with similar terms and maturities are used to estimate the fair value of long-term debt based on discounted cash flows.

Ball provides letters of credit in the ordinary course of business to secure liabilities recorded in connection with certain self-insurance arrangements. Letters of credit outstanding were  $34 million at September 30, 2017, and $32 million at December 31, 2016.

The company’s senior notes and senior credit facilities are guaranteed on a full, unconditional and joint and several basis by certain of the company’s material subsidiaries. Each of the guarantor subsidiaries is 100 percent owned by Ball Corporation. These guarantees are required in support of these notes and credit facilities, are coterminous with the terms of the respective note indentures and would require performance upon certain events of default referred to in the respective guarantees. Note 19 includes further details about the company’s debt guarantees and Note 20 contains further details, as well as required unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries as defined in the debt agreements.

The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividend payments, share repurchases, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net debt to EBITDA ratio (as defined) of no greater than 5 times at September 30, 2017, which changes to 4 times at December 31, 2017.

The company was in compliance with all loan agreements and debt covenants at September 30, 2017, and December 31, 2016, and has met all debt payment obligations.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

13.    Employee Benefit Obligations

	September 30,	December 31,
($ in millions)	2017	2016

Underfunded defined benefit pension liabilities	$877	$963
Less: Current portion	(26)	(25)
Long-term defined benefit pension liabilities	851	938
Retiree medical and other postemployment benefits	213	226
Deferred compensation plans	279	272
Other	63	61
	$1,406	$1,497

Components of net periodic benefit cost associated with the company’s defined benefit pension plans were:

	Three Months Ended September 30,
	2017				2016
($ in millions)	U.S.		Foreign	Total	U.S.	Foreign	Total

Ball-sponsored plans:
Service cost	$13		$4	$17	$17	$4	$21
Interest cost	29		22	51	33	25	58
Expected return on plan assets	(31)		(26)	(57)	(35)	(31)	(66)
Amortization of prior service cost	1		—	1	—	1	1
Recognized net actuarial loss	8		1	9	8	1	9
Curtailment and settlement losses including special termination benefits	43	(a)	—	43	—	—	—
Total net periodic benefit cost	$63		$1	$64	$23	$—	$23

(a)

Includes settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business, which have been recorded in business consolidation and other activities.

	Nine Months Ended September 30,
	2017				2016
($ in millions)	U.S.		Foreign	Total	U.S.	Foreign		Total

Ball-sponsored plans:
Service cost	$37		$12	$49	$41	$10		$51
Interest cost	95		66	161	63	34		97
Expected return on plan assets	(97)		(78)	(175)	(71)	(40)		(111)
Amortization of prior service cost	1		—	1	(1)	—		(1)
Recognized net actuarial loss	26		3	29	24	4		28
Curtailment and settlement losses including special termination benefits	43	(a)	—	43	—	80	(b)	80
Net periodic benefit cost for Ball sponsored plans	105		3	108	56	88		144
Net periodic benefit cost for multi-employer plans	2		—	2	1	—		1
Total net periodic benefit cost	$107		$3	$110	$57	$88		$145

(a)

Includes settlement losses related to the purchase of non-participating annuities, plant shutdown benefits and other settlements that occur in the normal course of business, which have been recorded in business consolidation and other activities.

(b)	Amount relates to plans transferred to the Divestment Business.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

In August 2017, Ball completed the purchase of non-participating group annuity contracts that have transferred to an insurance company for the pension benefit obligation totaling approximately $224 million in the U.S. The purchase of the annuity contracts triggered settlement accounting. Regular lump sums paid in the normal course of plan operations are also included in the total settlement amount. Both of these resulted in the recognition of a loss recorded in business consolidation and other activities from the settlement of $41 million, from accumulated other comprehensive income. The pension obligation was also remeasured during the quarter for the plans impacted.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $182 million in the first nine months of 2017 compared to $246 million in the first nine months of 2016 and are expected to be in the range of $190 million for the full year of 2017. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the 2017 contributions were contributions to acquired Rexam defined benefit pension plans. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $19 million in the first nine months of 2017 compared to $18 million in the first nine months of 2016 and are expected to be in the range of $22 million for the full year of 2017.

14.    Shareholders’ Equity and Comprehensive Earnings

In April 2017, the company’s board of directors declared a two-for-one split of Ball Corporation’s common stock and increased the quarterly cash dividend by 54 percent to 10 cents on a post-split basis. The stock split was effective as of May 16, 2017.

In August 2017, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million in August 2017, and received 2.2 million shares, which represented approximately 85 percent of the total shares. The agreement is expected to settle during the fourth quarter of 2017.

Accumulated Other Comprehensive Earnings (Loss)

The activity related to accumulated other comprehensive earnings (loss) was as follows:

($ in millions)	Foreign Currency Translation (Net of Tax)	Pension and Other Postretirement Benefits (Net of Tax)	Effective Derivatives (Net of Tax)	Accumulated Other Comprehensive Earnings (Loss)

Balance at December 31, 2016	$(329)	$(590)	$(22)	$(941)
Other comprehensive earnings (loss) before reclassifications	—	(52)	(38)	(90)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	41	65	106
Balance at September 30, 2017	$(329)	$(601)	$5	$(925)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Gains (losses) on cash flow hedges:
Commodity contracts recorded in net sales	$—	$(1)	$(3)	$2
Commodity contracts recorded in cost of sales	12	2	34	(8)
Currency exchange contracts recorded in selling, general and administrative	1	5	(2)	3
Currency exchange contracts recorded in business consolidation and other activities	(3)	—	—	—
Cross-currency swaps recorded in selling, general and administrative	(35)	(7)	(119)	(6)
Cross-currency swaps recorded in interest expense	3	—	13	—
Interest rate contracts recorded in interest expense	—	(1)	—	(1)
Commodity and currency exchange contracts attributable to the divestment business recorded in business consolidation and other activities	—	—	—	(4)
Total before tax effect	(22)	(2)	(77)	(14)
Tax benefit (expense) on amounts reclassified into earnings	15	2	12	2
Recognized gain (loss)	$(7)	$—	$(65)	$(12)

Amortization of pension and other postretirement benefits: (a)
Prior service income (expense)	$(1)	$—	$(1)	$3
Actuarial gains (losses) (b)	(48)	(9)	(65)	(108)
Total before tax effect	(49)	(9)	(66)	(105)
Tax benefit (expense) on amounts reclassified into earnings	19	3	25	29
Recognized gain (loss)	$(30)	$(6)	$(41)	$(76)

(a)	The pension components are included in the computation of net periodic benefit cost included in Note 13.
(b)	Includes curtailment and settlement losses. Refer to Note 13 for further detail.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	April 2017		January 2017		July 2016		January 2016

Expected dividend yield	1.06%		0.68%		0.73%		0.79%
Expected stock price volatility	18.89%		20.49%		24.14%		29.25%
Risk-free interest rate	1.95%		2.07%		1.22%		1.57%
Expected life of options (in years)	5.94	years	5.94	years	6.10	years	5.94	years

During the first quarter of 2017 and 2016, the company’s board of directors granted 237,452 and 237,510 performance-contingent restricted stock units (PCEQs) (on a post-stock split basis), respectively, to key employees. These PCEQs vest three years from the date of grant, and the number of shares available at the vesting date is based on the company’s growth in economic value added (EVA®) dollars in excess of the EVA® dollars generated in the calendar year prior to the grant as the minimum threshold, and can range from zero to 200 percent of each participant’s assigned PCEQ award. If the minimum performance goals are not met, the PCEQ will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly and annual basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

Also during the first quarter of 2017, the company’s board of directors granted 1.1 million performance-contingent restricted stock units (on a post-stock split basis) to employees related to the Special Acquisition-Related Incentive Plan. The number of shares issued at the vesting date in January 2020 will be based on the company’s achievement of cumulative EVA® and Cash Flow performance goals through the vesting date and can range from zero to 200 percent of each participant’s assigned award. If the minimum performance goals are not met, the awards will be forfeited. Grants under the plan are being accounted for as equity awards and compensation expense is recorded based upon the most probable outcome using the closing market price of the shares at the grant date. On a quarterly basis, the company reassesses the probability of the goals being met and adjusts compensation expense as appropriate.

16.    Earnings and Dividends Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts; shares in thousands)	2017	2016	2017	2016

Net earnings attributable to Ball Corporation	$48	$31	$215	$210

Basic weighted average common shares (a)	350,327	349,128	350,481	305,756
Effect of dilutive securities (a)	8,229	6,276	8,011	6,420
Weighted average shares applicable to diluted earnings per share (a)	358,556	355,404	358,492	312,176

Per basic share (a)	$0.14	$0.09	$0.61	$0.69
Per diluted share (a)	$0.13	$0.09	$0.60	$0.67

(a)	Amounts in 2016 have been retrospectively adjusted for the two-for-one stock split that was effective on May 16, 2017.

Certain outstanding options were excluded from the diluted earnings per share calculation because they were anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 3 million and 5 million for the third quarter and first nine months of 2017, respectively. The options excluded totaled 2 million and 4 million, respectively, for the third quarter and first nine months of 2016.

The company declared and paid dividends of $0.10 per share in both the third quarter and second quarter of 2017. The company declared and paid dividends of $0.065 per share in the first quarter of 2017 and each of the first three quarters of 2016, respectively.

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

Commodity Price Risk

Aluminum

The company manages commodity price risk in connection with market price fluctuations of aluminum ingot through two different methods. First, the company enters into container sales contracts that include aluminum ingot-based pricing terms that generally reflect the same price fluctuations under commercial purchase contracts for aluminum sheet. The terms include fixed, floating or pass through aluminum ingot component pricing. Second, the company uses certain derivative instruments such as option and forward contracts as economic and cash flow hedges of commodity price risk where there are material differences between sales and purchase contracted pricing and volume.

At September 30, 2017, the company had aluminum contracts limiting its aluminum exposure with notional amounts of approximately $732 million, all of which received hedge accounting treatment. The aluminum contracts, which are recorded at fair value, include economic derivative instruments that are undesignated, as well as cash flow hedges that offset sales and purchase contracts of various terms and lengths. Cash flow hedges relate to forecasted transactions that will occur within the next three years. Included in shareholders’ equity at September 30, 2017, within accumulated other comprehensive earnings (loss), is a net after-tax gain of $24 million associated with these contracts. A net after-tax gain of $19 million is expected to be recognized in the consolidated statement of earnings during the next 12 months, the majority of which will be offset by pricing changes in sales and purchase contracts, thus resulting in little or no earnings impact to Ball.

Steel

Most sales contracts involving our steel products either include provisions permitting the company to pass through some or all steel cost changes incurred, or they incorporate annually negotiated steel prices.

Interest Rate Risk

The company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, the company may use a variety of interest rate swaps, collars and options to manage our mix of floating and fixed-rate debt. At September 30, 2017, the company had outstanding interest rate swap contracts with notional amounts of approximately $1 billion paying fixed rates expiring within the next year.

Currency Exchange Rate Risk

The company’s objective in managing exposure to currency fluctuations is to limit the exposure of cash flows and earnings from changes associated with currency exchange rate changes through the use of various derivative contracts. In addition, at times the company manages earnings translation volatility through the use of currency option strategies, and the change in the fair value of those options is recorded in the company’s net earnings. The company’s currency translation risk results from the currencies in which we transact business. The company faces currency exposures in its global operations as a result of various factors including intercompany currency denominated loans, selling our products

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. Sales contracts are negotiated with customers to reflect cost changes and, where there is not an exchange pass-through arrangement, the company uses forward and option contracts to manage currency exposures. At September 30, 2017, the company had outstanding exchange rate forward contracts and option contracts with notional amounts totaling approximately $2 billion. Approximately $3 million of net after-tax gain related to these contracts is included in accumulated other comprehensive earnings at September 30, 2017, of which a net gain of $2 million is expected to be recognized in the unaudited condensed consolidated statement of earnings during the next 12 months. The contracts outstanding at September 30, 2017, expire within the next two years.

Additionally, the company entered into a $1 billion cross-currency swap contract to partially mitigate the risk associated with foreign currency denominated intercompany debt incurred in the third quarter of 2016. Approximately $22 million of net after-tax loss related to this contract is included in accumulated other comprehensive earnings at September 30, 2017, the amount of which is expected to be recognized during the next 12 months is dependent on fluctuations in currency exchange rates. As of September 30, 2017, the fair value of the cross-currency swap was a $96 million loss. The contract expires in December 2020.

Common Stock Price Risk

The company’s deferred compensation stock program is subject to variable plan accounting and, accordingly, is marked to fair value using the company’s closing stock price at the end of the related reporting period. The company entered into total return swaps to reduce the company’s earnings exposure to these fair value fluctuations that will be outstanding through June 2018 and that have  a combined notional value of 2.7 million shares. Based on the current number of shares in the program, each $1 change in the company’s stock price has an insignificant impact on pretax earnings, net of the impact of related derivatives. As of September 30, 2017, the fair value of the swap was a $2 million gain.

Collateral Calls

The company’s agreements with its financial counterparties require the company to post collateral in certain circumstances when the negative mark to fair value of the derivative contracts exceeds specified levels. Additionally, the company has collateral posting arrangements with certain customers on these derivative contracts. The cash flows of the margin calls are shown within the investing section of the company’s consolidated statements of cash flows. As of September 30, 2017, and December 31, 2016, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $15 million and $44 million, respectively, and no collateral was required to be posted.

Fair Value Measurements

The company has classified all applicable financial derivative assets and liabilities as Level 2 within the fair value hierarchy as of September 30, 2017, and December 31, 2016, and presented those values in the tables below. The

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2017			December 31, 2016
($ in millions)	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total	Derivatives Designated as Hedging Instruments	Derivatives not Designated as Hedging Instruments	Total

Assets:
Commodity contracts	$38	$2	$40	$17	$1	$18
Foreign currency contracts	3	7	10	1	—	1
Interest rate and other contracts	—	2	2	—	21	21
Total current derivative contracts	$41	$11	$52	$18	$22	$40

Commodity contracts	$6	$—	$6	$7	$—	$7
Interest rate and other contracts	1	—	1	39	—	39
Total noncurrent derivative contracts	$7	$—	$7	$46	$—	$46

Liabilities:
Commodity contracts	$13	$1	$14	$3	$—	$3
Foreign currency contracts	1	16	17	—	22	22
Total current derivative contracts	$14	$17	$31	$3	$22	$25

Total noncurrent foreign currency derivative contracts	$96	$—	$96	$—	$—	$—

The company uses closing spot and forward market prices as published by the London Metal Exchange, the Chicago Mercantile Exchange, Reuters and Bloomberg to determine the fair value of any outstanding aluminum, currency, energy, inflation and interest rate spot and forward contracts. Option contracts are valued using a Black-Scholes model with observable market inputs for aluminum, currency and interest rates. We value each of our financial instruments either internally using a single valuation technique or from a reliable observable market source. The company does not adjust the value of its financial instruments except in determining the fair value of a trade that settles in the future by discounting the value to its present value using 12-month LIBOR as the discount factor. Ball performs validations of our internally derived fair values reported for our financial instruments on a quarterly basis utilizing counterparty valuation statements. Additionally, the company evaluates counterparty creditworthiness and, as of September 30, 2017, has not identified any circumstances requiring the reported values of our financial instruments be adjusted.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides the effects of derivative instruments in the consolidated statement of earnings and on accumulated other comprehensive earnings (loss):

		Three Months Ended September 30,
		2017		2016
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$—	$(1)	$(1)	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	12	(2)	2	(4)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	(1)	—
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	1	(34)	5	(18)
Foreign currency contracts - manage exposure for proposed acquisition of Rexam	Business consolidation and other activities	(3)	—	—	(12)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(35)	—	(7)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	3	—	—	—
Equity and inflation contracts	Selling, general and administrative	—	(3)	—	10
Total		$(22)	$(40)	$(2)	$(24)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

		Nine Months Ended September 30,
		2017		2016
($ in millions)	Location of Gain (Loss) Recognized in Earnings on Derivatives	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments	Cash Flow Hedge - Reclassified Amount from Accumulated Other Comprehensive Earnings (Loss)	Gain (Loss) on Derivatives not Designated as Hedge Instruments

Commodity contracts - manage exposure to customer pricing	Net sales	$(3)	$(3)	$2	$—
Commodity contracts - manage exposure to supplier pricing	Cost of sales	34	(5)	(8)	(4)
Interest rate contracts - manage exposure for outstanding debt	Interest expense	—	—	(1)	—
Interest rate contracts - manage exposure for forecasted Rexam financing	Debt refinancing and other costs	—	—	—	(20)
Foreign currency contracts - manage general exposure with the business	Selling, general and administrative	(2)	(63)	3	18
Foreign currency contracts - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	—	—	(191)
Cross-currency swaps - manage exposure for acquisition of Rexam	Business consolidation and other activities	—	—	—	(4)
Cross-currency swaps - manage intercompany currency exposure within the business	Selling, general and administrative	(119)	—	(6)	—
Cross-currency swaps - manage intercompany currency exposure within the business	Interest expense	13	—	—	—
Commodity contracts and currency exchange contracts - attributed to the Divestment Business	Business consolidation and other activities	—	—	(4)	—
Equity contracts	Selling, general and administrative	—	8	—	9
Total		$(77)	$(63)	$(14)	$(192)

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in accumulated other comprehensive earnings (loss) for effective derivatives were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Amounts reclassified into earnings:
Commodity contracts	$(12)	$(1)	$(31)	$6
Cross-currency swap contracts	32	7	106	6
Interest rate contracts	—	1	—	1
Commodity and currency exchange contracts attributed to the divestment business	—	—	—	4
Currency exchange contracts	2	(5)	2	(3)
Change in fair value of cash flow hedges:
Commodity contracts	14	1	43	7
Interest rate contracts	—	—	1	(1)
Cross-currency swap contracts	(47)	(23)	(116)	(28)
Currency exchange contracts	3	3	4	3
Foreign currency and tax impacts	(2)	9	18	7
	$(10)	$(8)	$27	$2

18.    Contingencies

Ball is subject to numerous lawsuits, claims or proceedings arising out of the ordinary course of business, including actions related to: product liability, personal injury, the use and performance of company products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability, the conduct of the company’s business; tax reporting in domestic and foreign jurisdictions; workplace safety, and environmental and other matters. The company has also been identified as a potentially responsible party (PRP) at several waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. In addition, we have received claims alleging that employees in certain plants have suffered damages due to exposure to alleged workplace hazards. Some of these lawsuits, claims and proceedings involve substantial amounts, including as described below, and some of the environmental proceedings involve potential monetary costs or sanctions that may be material. Ball has denied liability with respect to many of these lawsuits, claims and proceedings and is vigorously defending such lawsuits, claims and proceedings. The company carries various forms of commercial, property and casualty and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against Ball with respect to these lawsuits, claims and proceedings. The company estimates that potential liabilities for all currently known and estimable environmental matters are approximately $45 million in the aggregate and have been included in other current liabilities and other noncurrent liabilities at September 30, 2017.

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

Also in 1992, Ball entered into a settlement and indemnification agreement with Chemical Waste Management, Inc., and Waste Management of Colorado, Inc. (collectively Waste Management) and Denver pursuant to which Waste Management and Denver dismissed their lawsuit against the company, and Waste Management agreed to defend, indemnify and hold harmless the company from claims and lawsuits brought by governmental agencies and other parties relating to actions seeking contributions or remedial costs from the company for the clean-up of the site. Waste Management, Inc., has agreed to guarantee the obligations of Waste Management. Waste Management and Denver may

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

seek additional payments from the company if the response costs related to the site exceed $319 million. In 2003 Waste Management, Inc., indicated that the cost of the site clean-up might exceed $319 million in 2030, approximately three years before the projected completion of the project. In January 2015, Waste Management reported that total project costs to date were approximately $140 million. The company might also be responsible for payments (based on 1992 dollars) for any additional wastes that may have been disposed of by the company at the site but which are identified after the execution of the settlement agreement. While remediating the site, contaminants were encountered, which could add an additional clean-up cost of approximately $10 million. This additional clean-up cost could, in turn, add approximately $1 million to total site costs for the PRP group. At this time, there are no Lowry Landfill actions in which the company is actively involved. Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

On September 16, 1971, Rexham Corporation (Rexham) was incorporated as a wholly owned subsidiary of Riegel Paper Company (Riegel). On September 23, 1971, Riegel, Federal Paper Board Company (Federal) and Rexham entered into an Agreement and Plan of Reorganization (the 1971 Agreement) pursuant to which Riegel spun-off its packaging business into the newly formed Rexham. Federal retained Riegel’s paper group pursuant to a merger with Riegel. International Paper Company (International Paper) and Georgia Pacific Corporation (Georgia Pacific) are successors to Riegel. Image Products Group, LLC (IPG) is the successor to Rexham. Rexam Inc. (RI) sold IPG to Sun Coating Acquisition Corp. (Sun) in 2002 and agreed to indemnify Sun and IPG for certain environmental liabilities of Rexham.

On November 4, 2011, International Paper and Georgia Pacific filed a complaint against RI and IPG alleging that pursuant to the 1971 Agreement, IPG and RI are liable for 50 percent of the clean-up costs at the Crown Vantage Landfill (the Site). The Site is an inactive industrial landfill on the Delaware River in Hunterdon County, New Jersey, that was operated by Riegel and its successors from the 1930s to the 1970s. The USEPA conducted an emergency clean-up at the Site after a 2004 flood exposed drums and other waste. Georgia Pacific took over the clean-up at the Site.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Georgia Pacific and International Paper claim they have incurred past costs at the Site of approximately $14 million, and that Rexam’s share of these costs is approximately $7 million. Georgia Pacific and International Paper have also asserted that they have incurred approximately $30 million in remediation costs at the Curtis Specialty Papers Superfund site, the former paper mill adjacent to the Site. In addition, Georgia Pacific, International Paper and the EPA have claimed that Rexam is responsible for certain other non-material amounts associated with the Curtis Papers site and related former paper mill sites.

In the fourth quarter of 2016, representatives of Ball/Rexam and Georgia Pacific and International Paper participated in a court ordered mediation in an attempt to resolve this matter. No resolution was reached. During the second quarter of 2017, the court placed the case on administratively terminated status pending ongoing discussions among the parties. In October 2017, the parties concluded a settlement agreement pursuant to which the litigation was dismissed and Georgia Pacific and International Paper released Rexam Inc., IPG and their respective affiliates from all remediation and clean-up costs and other environmental claims and liabilities in respect of the Crown Vantage Landfill, the Curtis Papers Superfund site and other former Riegel paper mill properties in New Jersey, and these matters are now substantially concluded.

A former Rexam Personal Care site in Annecy, France, was found in 2003 to be contaminated following a leak of chlorinated solvents (TCE) from an underground feedline. The site underwent extensive investigation and an active remediation treatment system was put in place in 2006. The business operating from the site was sold to Albea in 2013 and in turn to a French company CATIDOM (operating as Reboul). Reboul vacated the site in September 2014, and the site reverted back to Rexam during the first quarter of 2015. As part of the site closure regulatory requirements, a new regulatory permit (Prefectoral Order) was issued in June 2016, which includes requirements to undertake a cost-benefit analysis and pilot studies of further treatment for the known residual solvent contamination following the shutdown of the current on-site treatment system. A new management plan will be proposed to the French Environmental Authorities (DREAL) later this year or during 2018.  Based on the information available to the company at this time, we do not believe that this matter will have a material adverse effect upon the liquidity, results of operations or financial condition of the company.

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Debt Guarantees

The company’s and its subsidiaries’ obligations under the senior notes and senior credit facilities (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only) are guaranteed on a full, unconditional and joint and several basis by certain of the company’s domestic subsidiaries and the domestic subsidiary borrowers, and obligations of other guarantors and the subsidiary borrowers under the senior credit facilities are guaranteed by the company, in each case with certain exceptions and subject to grace periods. These guarantees are required in support of the senior notes and senior credit facilities referred to above, are coterminous with the terms of the respective note indentures, senior notes and credit agreement and could be enforced by the holders of the obligations thereunder during the continuation of an event of default under the note indentures, the senior notes or the credit agreement or any other loan document in respect thereof. The maximum potential amounts which could be required to be paid under such guarantees are essentially equal to the then outstanding obligations under the respective senior notes or the credit agreement (or, in the case of U.S. domiciled foreign subsidiaries under the senior credit facilities, the obligations of foreign credit parties only), with certain exceptions. All obligations under the guarantees of the senior credit facilities are secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on (i) 100 percent of the capital stock of each of the company's material wholly owned domestic subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries and

(ii) 65 percent of the capital stock of each of the company's material wholly owned first-tier foreign subsidiaries directly owned by the company or any of its wholly owned domestic subsidiaries. In addition, the obligations of certain foreign borrowers and foreign pledgors under the loan documents will be secured, with certain exceptions and subject to certain grace periods, by a valid first priority perfected lien or pledge on 100 percent of the capital stock of certain of the company's material wholly owned foreign subsidiaries and material wholly owned U.S. domiciled foreign subsidiaries directly owned by the company or any of its wholly owned material subsidiaries. The company is not in default under the above senior notes or senior credit facilities. The unaudited condensed consolidating financial information for the guarantor and non-guarantor subsidiaries is presented in Note 20. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required by the current regulations.

20.    Subsidiary Guarantees of Debt

The following unaudited condensed consolidating financial information is presented in accordance with SEC Regulations S‑X Rule 3-10, unaudited Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and comprises two separate and distinct presentations. Amounts for the third quarter and first nine months of 2016, have been revised for the adjustments identified and recorded as of December 31, 2016. Refer to Note 1for further details.

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

For purposes of each presentation of unaudited condensed consolidating financial information, the subsidiaries of the company providing the guarantees are referred to as the guarantor subsidiaries, and subsidiaries of the company other than the guarantor subsidiaries are referred to as the non-guarantor subsidiaries. The eliminating adjustments substantively consist of intercompany transactions and the elimination of equity investments and earnings of subsidiaries. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management has determined that such financial statements are not required.

Guarantees Relating to Shelf Registration Statement

The first presentation of unaudited condensed consolidating financial information relates to the Registration Statement on Form S-3 registering debt securities of the company and the full and unconditional, joint and several guarantees of such debt securities by certain 100 percent owned domestic subsidiaries of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2017, and December 31, 2016, and for the third quarter and first nine months of 2017 and 2016. The unaudited condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,232	$1,694	$(18)	$2,908

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,003)	(1,353)	18	(2,338)
Depreciation and amortization	(1)	(38)	(123)	—	(162)
Selling, general and administrative	(41)	(40)	(46)	—	(127)
Business consolidation and other activities	(18)	(35)	(104)	—	(157)
Equity in results of subsidiaries	72	(29)	—	(43)	—
Intercompany	79	(42)	(37)	—	—
	91	(1,187)	(1,663)	(25)	(2,784)

Earnings (loss) before interest and taxes	91	45	31	(43)	124
Interest expense	(71)	1	(4)	—	(74)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(71)	1	(4)	—	(74)
Earnings (loss) before taxes	20	46	27	(43)	50
Tax (provision) benefit	28	(19)	(13)	—	(4)
Equity in results of affiliates, net of tax	—	—	5	—	5
Net earnings (loss)	48	27	19	(43)	51
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings (loss) attributable to Ball Corporation	$48	$27	$16	$(43)	$48

Comprehensive earnings (loss) attributable to Ball Corporation	$42	$21	$13	$(34)	$42

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,214	$1,626	$(88)	$2,752

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(992)	(1,371)	88	(2,275)
Depreciation and amortization	(2)	(33)	(112)	—	(147)
Selling, general and administrative	(31)	(43)	(61)	—	(135)
Business consolidation and other activities	(154)	(7)	98	—	(63)
Equity in results of subsidiaries	339	39	—	(378)	—
Intercompany	78	(44)	(34)	—	—
	230	(1,080)	(1,480)	(290)	(2,620)

Earnings (loss) before interest and taxes	230	134	146	(378)	132
Interest expense	(66)	—	(14)	—	(80)
Debt refinancing and other costs	—	—	(2)	—	(2)
Total interest expense	(66)	—	(16)	—	(82)
Earnings (loss) before taxes	164	134	130	(378)	50
Tax (provision) benefit	(133)	56	54	—	(23)
Equity in results of affiliates, net of tax	—	1	6	—	7
Net earnings (loss)	31	191	190	(378)	34
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings (loss) attributable to Ball Corporation	$31	$191	$187	$(378)	$31

Comprehensive earnings (loss) attributable to Ball Corporation	$7	$171	$167	$(338)	$7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,620	$4,698	$(82)	$8,236

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,972)	(3,693)	82	(6,583)
Depreciation and amortization	(5)	(111)	(423)	—	(539)
Selling, general and administrative	(141)	(118)	(139)	—	(398)
Business consolidation and other activities	(82)	(38)	(133)	—	(253)
Equity in results of subsidiaries	343	(23)	—	(320)	—
Intercompany	241	(129)	(112)	—	—
	356	(3,391)	(4,500)	(238)	(7,773)

Earnings (loss) before interest and taxes	356	229	198	(320)	463
Interest expense	(205)	4	(15)	—	(216)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(205)	4	(16)	—	(217)
Earnings (loss) before taxes	151	233	182	(320)	246
Tax (provision) benefit	64	(83)	(29)	—	(48)
Equity in results of affiliates, net of tax	—	1	22	—	23
Net earnings	215	151	175	(320)	221
Less net earnings attributable to noncontrolling interests	—	—	(6)	—	(6)
Net earnings attributable to Ball Corporation	$215	$151	$169	$(320)	$215

Comprehensive earnings (loss) attributable to Ball Corporation	$231	$137	$146	$(283)	$231

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,495	$3,213	$(171)	$6,537

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,854)	(2,605)	171	(5,288)
Depreciation and amortization	(4)	(104)	(191)	—	(299)
Selling, general and administrative	(63)	(126)	(159)	—	(348)
Business consolidation and other activities	355	(30)	(627)	—	(302)
Equity in results of subsidiaries	(57)	359	—	(302)	—
Intercompany	189	(131)	(58)	—	—
	420	(2,886)	(3,640)	(131)	(6,237)

Earnings (loss) before interest and taxes	420	609	(427)	(302)	300
Interest expense	(141)	(1)	(17)	—	(159)
Debt refinancing and other costs	(97)	—	(11)	—	(108)
Total interest expense	(238)	(1)	(28)	—	(267)
Earnings (loss) before taxes	182	608	(455)	(302)	33
Tax (provision) benefit	28	6	140	—	174
Equity in results of affiliates, net of tax	—	—	6	—	6
Net earnings	210	614	(309)	(302)	213
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Ball Corporation	$210	$614	$(312)	$(302)	$210

Comprehensive earnings (loss) attributable to Ball Corporation	$233	$651	$(306)	$(345)	$233

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$6	$—	$550	$—	$556
Receivables, net	69	416	1,308	—	1,793
Intercompany receivables	45	120	959	(1,124)	—
Inventories, net	—	545	888	—	1,433
Other current assets	32	32	84	—	148
Total current assets	152	1,113	3,789	(1,124)	3,930
Noncurrent assets
Property, plant and equipment, net	21	1,193	3,311	—	4,525
Investment in subsidiaries	8,147	2,242	79	(10,468)	—
Goodwill	—	981	3,927	—	4,908
Intangible assets, net	17	68	2,405	—	2,490
Other assets	38	22	1,090	—	1,150
Total assets	$8,375	$5,619	$14,601	$(11,592)	$17,003

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$293	$—	$159	$—	$452
Accounts payable	13	887	1,519	—	2,419
Intercompany payables	1,014	46	64	(1,124)	—
Accrued employee costs	26	116	156	—	298
Other current liabilities	187	67	355	—	609
Total current liabilities	1,533	1,116	2,253	(1,124)	3,778
Noncurrent liabilities
Long-term debt	6,497	—	607	—	7,104
Employee benefit obligations	343	345	718	—	1,406
Intercompany long-term notes	(3,372)	85	3,287	—	—
Deferred taxes	(353)	206	802	—	655
Other liabilities	197	14	211	—	422
Total liabilities	4,845	1,766	7,878	(1,124)	13,365

Common stock	1,072	635	4,426	(5,061)	1,072
Preferred stock	—	—	5	(5)	—
Retained earnings	4,864	4,045	2,758	(6,804)	4,863
Accumulated other comprehensive earnings (loss)	(925)	(827)	(575)	1,402	(925)
Treasury stock, at cost	(1,481)	—	—	—	(1,481)
Total Ball Corporation shareholders' equity	3,530	3,853	6,614	(10,468)	3,529
Noncontrolling interests	—	—	109	—	109
Total shareholders' equity	3,530	3,853	6,723	(10,468)	3,638
Total liabilities and shareholders' equity	$8,375	$5,619	$14,601	$(11,592)	$17,003

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$266	$282	$199	$747

Cash flows from investing activities
Capital expenditures	(5)	(232)	(167)	(404)
Business dispositions, net of cash sold	—	31	—	31
Other, net	1	27	(25)	3
Cash provided by (used in) investing activities	(4)	(174)	(192)	(370)

Cash flows from financing activities
Long-term borrowings	440	—	—	440
Repayments of long-term borrowings	(433)	—	(476)	(909)
Net change in short-term borrowings	151	—	69	220
Proceeds from issuances of common stock, net of shares used for taxes	18	—	—	18
Acquisitions of treasury stock	(103)	—	—	(103)
Common stock dividends	(93)	—	—	(93)
Intercompany	(231)	(95)	326	—
Other, net	—	(2)	—	(2)
Cash provided by (used in) financing activities	(251)	(97)	(81)	(429)

Effect of exchange rate changes on cash	(7)	—	18	11

Change in cash and cash equivalents	4	11	(56)	(41)
Cash and cash equivalents – beginning of period	2	(11)	606	597
Cash and cash equivalents – end of period	$6	$—	$550	$556

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(385)	$155	$(203)	$(433)

Cash flows from investing activities
Capital expenditures	(10)	(170)	(218)	(398)
Business acquisition, net of cash acquired	2,303	(36)	(5,646)	(3,379)
Business dispositions, net of cash sold	1,010	—	1,931	2,941
Decrease in restricted cash	1,966	—	—	1,966
Settlement of Rexam acquisition related derivatives	(252)	—	—	(252)
Other, net	—	7	(5)	2
Cash flows from investing continuing operations	5,017	(199)	(3,938)	880

Cash flows from financing activities
Long-term borrowings	2,610	—	1,760	4,370
Repayments of long-term borrowings	(921)	—	(3,427)	(4,348)
Net change in short-term borrowings	200	—	(44)	156
Proceeds from issuances of common stock, net of shares used for taxes	38	—	—	38
Acquisitions of treasury stock	(98)	—	—	(98)
Common stock dividends	(60)	—	—	(60)
Intercompany	(6,351)	46	6,305	—
Other, net	(5)	(1)	(9)	(15)
Cash provided by (used in) financing activities	(4,587)	45	4,585	43

Effect of exchange rate changes on cash	4	—	(73)	(69)

Change in cash and cash equivalents	49	1	371	421
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$54	$1	$590	$645

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

Guarantees Relating to Senior Notes

The second presentation of unaudited condensed consolidating financial information relates to the existing senior notes issued by the company and the full and unconditional guarantee of such senior notes on a joint and several basis by certain domestic subsidiaries of the company. Each of the guarantor subsidiaries is 100 percent owned by the company. As described in the supplemental indentures governing the company’s existing senior notes, the senior notes are to be guaranteed by any of the company’s domestic subsidiaries that guarantee any other indebtedness of the company. The following is unaudited condensed consolidating financial information for the company, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2017, and December 31, 2016, and for the third quarter and first nine months of 2017 and 2016. The condensed unaudited consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, earnings or cash flows of the company or any of the company’s subsidiaries on a stand-alone basis.

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,232	$1,694	$(18)	$2,908

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(1,003)	(1,353)	18	(2,338)
Depreciation and amortization	(1)	(38)	(123)	—	(162)
Selling, general and administrative	(41)	(31)	(55)	—	(127)
Business consolidation and other activities	(18)	(37)	(102)	—	(157)
Equity in results of subsidiaries	72	(52)	(28)	8	—
Intercompany	79	(40)	(39)	—	—
	91	(1,201)	(1,700)	26	(2,784)

Earnings (loss) before interest and taxes	91	31	(6)	8	124
Interest expense	(71)	1	(4)	—	(74)
Debt refinancing and other costs	—	—	—	—	—
Total interest expense	(71)	1	(4)	—	(74)
Earnings (loss) before taxes	20	32	(10)	8	50
Tax (provision) benefit	28	(19)	(13)	—	(4)
Equity in results of affiliates, net of tax	—	—	5	—	5
Net earnings (loss)	48	13	(18)	8	51
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings (loss) attributable to Ball Corporation	$48	$13	$(21)	$8	$48

Comprehensive earnings (loss) attributable to Ball Corporation	$42	$12	$(25)	$13	$42

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Three Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$1,214	$1,626	$(88)	$2,752

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(992)	(1,371)	88	(2,275)
Depreciation and amortization	(2)	(33)	(112)	—	(147)
Selling, general and administrative	(31)	(46)	(58)	—	(135)
Business consolidation and other activities	(154)	(10)	101	—	(63)
Equity in results of subsidiaries	339	258	91	(688)	—
Intercompany	78	(52)	(26)	—	—
	230	(875)	(1,375)	(600)	(2,620)

Earnings (loss) before interest and taxes	230	339	251	(688)	132
Interest expense	(66)	—	(14)	—	(80)
Debt refinancing and other costs	—	—	(2)	—	(2)
Total interest expense	(66)	—	(16)	—	(82)
Earnings (loss) before taxes	164	339	235	(688)	50
Tax (provision) benefit	(133)	(56)	166	—	(23)
Equity in results of affiliates, net of tax	—	1	6	—	7
Net earnings (loss)	31	284	407	(688)	34
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings (loss) attributable to Ball Corporation	$31	$284	$404	$(688)	$31

Comprehensive earnings (loss) attributable to Ball Corporation	$7	$265	$386	$(651)	$7

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,620	$4,698	$(82)	$8,236

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,973)	(3,692)	82	(6,583)
Depreciation and amortization	(5)	(111)	(423)	—	(539)
Selling, general and administrative	(141)	(88)	(169)	—	(398)
Business consolidation and other activities	(82)	(42)	(129)	—	(253)
Equity in results of subsidiaries	343	(35)	(29)	(279)	—
Intercompany	241	(123)	(118)	—	—
	356	(3,372)	(4,560)	(197)	(7,773)

Earnings (loss) before interest and taxes	356	248	138	(279)	463
Interest expense	(205)	4	(15)	—	(216)
Debt refinancing and other costs	—	—	(1)	—	(1)
Total interest expense	(205)	4	(16)	—	(217)
Earnings (loss) before taxes	151	252	122	(279)	246
Tax (provision) benefit	64	(83)	(29)	—	(48)
Equity in results of affiliates, net of tax	—	1	22	—	23
Net earnings	215	170	115	(279)	221
Less net earnings attributable to noncontrolling interests	—	—	(6)	—	(6)
Net earnings attributable to Ball Corporation	$215	$170	$109	$(279)	$215

Comprehensive earnings (loss) attributable to Ball Corporation	$231	$166	$90	$(256)	$231

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Earnings
	Nine Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Net sales	$—	$3,495	$3,213	$(171)	$6,537

Cost and expenses
Cost of sales (excluding depreciation and amortization)	—	(2,854)	(2,605)	171	(5,288)
Depreciation and amortization	(4)	(104)	(191)	—	(299)
Selling, general and administrative	(63)	(129)	(156)	—	(348)
Business consolidation and other activities	355	(32)	(625)	—	(302)
Equity in results of subsidiaries	(57)	(247)	(721)	1,025	—
Intercompany	189	(136)	(53)	—	—
	420	(3,502)	(4,351)	1,196	(6,237)

Earnings (loss) before interest and taxes	420	(7)	(1,138)	1,025	300
Interest expense	(141)	(1)	(17)	—	(159)
Debt refinancing and other costs	(97)	—	(11)	—	(108)
Total interest expense	(238)	(1)	(28)	—	(267)
Earnings (loss) before taxes	182	(8)	(1,166)	1,025	33
Tax (provision) benefit	28	(108)	254	—	174
Equity in results of affiliates, net of tax	—	—	6	—	6
Net earnings	210	(116)	(906)	1,025	213
Less net earnings attributable to noncontrolling interests	—	—	(3)	—	(3)
Net earnings attributable to Ball Corporation	$210	$(116)	$(909)	$1,025	$210

Comprehensive earnings (loss) attributable to Ball Corporation	$233	$(85)	$(901)	$986	$233

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Balance Sheet
	September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Adjustments	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$6	$—	$550	$—	$556
Receivables, net	69	417	1,307	—	1,793
Intercompany receivables	45	510	959	(1,514)	—
Inventories, net	—	545	888	—	1,433
Other current assets	32	38	78	—	148
Total current assets	152	1,510	3,782	(1,514)	3,930
Noncurrent assets
Property, plant and equipment, net	21	1,193	3,311	—	4,525
Investment in subsidiaries	8,147	4,235	403	(12,785)	—
Goodwill	—	981	3,927	—	4,908
Intangible assets, net	17	67	2,406	—	2,490
Other assets	38	300	812	—	1,150
Total assets	$8,375	$8,286	$14,641	$(14,299)	$17,003

Liabilities and Shareholders' Equity
Current liabilities
Short-term debt and current portion of long-term debt	$293	$—	$159	$—	$452
Accounts payable	13	887	1,519	—	2,419
Intercompany payables	1,014	47	453	(1,514)	—
Accrued employee costs	26	126	146	—	298
Other current liabilities	187	71	351	—	609
Total current liabilities	1,533	1,131	2,628	(1,514)	3,778
Noncurrent liabilities
Long-term debt	6,497	—	607	—	7,104
Employee benefit obligations	343	641	422	—	1,406
Intercompany long-term notes	(3,372)	1,959	1,414	(1)	—
Deferred taxes	(353)	239	769	—	655
Other liabilities	197	29	196	—	422
Total liabilities	4,845	3,999	6,036	(1,515)	13,365

Common stock	1,072	1,128	6,293	(7,421)	1,072
Preferred stock	—	—	5	(5)	—
Retained earnings	4,864	4,001	2,769	(6,771)	4,863
Accumulated other comprehensive earnings (loss)	(925)	(842)	(571)	1,413	(925)
Treasury stock, at cost	(1,481)	—	—	—	(1,481)
Total Ball Corporation shareholders' equity	3,530	4,287	8,496	(12,784)	3,529
Noncontrolling interests	—	—	109	—	109
Total shareholders' equity	3,530	4,287	8,605	(12,784)	3,638
Total liabilities and shareholders' equity	$8,375	$8,286	$14,641	$(14,299)	$17,003

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

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2017
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$266	$290	$191	$747

Cash flows from investing activities
Capital expenditures	(5)	(232)	(167)	(404)
Proceeds from dispositions, net of cash sold	—	31	—	31
Other, net	1	33	(31)	3
Cash provided by (used in) investing activities	(4)	(168)	(198)	(370)

Cash flows from financing activities
Long-term borrowings	440	—	—	440
Repayments of long-term borrowings	(433)	—	(476)	(909)
Net change in short-term borrowings	151	—	69	220
Proceeds from issuances of common stock, net of shares used for taxes	18	—	—	18
Acquisitions of treasury stock	(103)	—	—	(103)
Common stock dividends	(93)	—	—	(93)
Intercompany	(231)	(109)	340	—
Other, net	—	(2)	—	(2)
Cash provided by (used in) financing activities	(251)	(111)	(67)	(429)

Effect of exchange rate changes on cash	(7)	—	18	11

Change in cash and cash equivalents	4	11	(56)	(41)
Cash and cash equivalents – beginning of period	2	(11)	606	597
Cash and cash equivalents – end of period	$6	$—	$550	$556

Ball Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

	Unaudited Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2016
($ in millions)	Ball Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Total

Cash provided by (used in) operating activities	$(385)	$144	$(192)	$(433)

Cash flows from investing activities
Capital expenditures	(10)	(170)	(218)	(398)
Business acquisition, net of cash acquired	2,303	(1,674)	(4,008)	(3,379)
Proceeds from dispositions, net of cash sold	1,010	—	1,931	2,941
Decrease in restricted cash	1,966	—	—	1,966
Settlement of Rexam acquisition related derivatives	(252)	—	—	(252)
Other, net	—	7	(5)	2
Cash provided by (used in) investing activities	5,017	(1,837)	(2,300)	880

Cash flows from financing activities
Long-term borrowings	2,610	—	1,760	4,370
Repayments of long-term borrowings	(921)	—	(3,427)	(4,348)
Net change in short-term borrowings	200	(30)	(14)	156
Proceeds from issuances of common stock, net of shares used for taxes	38	—	—	38
Acquisitions of treasury stock	(98)	—	—	(98)
Common stock dividends	(60)	—	—	(60)
Intercompany	(6,351)	1,722	4,629	—
Other, net	(5)	(1)	(9)	(15)
Cash provided by (used in) financing activities	(4,587)	1,691	2,939	43

Effect of exchange rate changes on cash	4	3	(76)	(69)

Change in cash and cash equivalents	49	1	371	421
Cash and cash equivalents – beginning of period	5	—	219	224
Cash and cash equivalents – end of period	$54	$1	$590	$645

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

We purchase our raw materials from relatively few suppliers. We also have exposure to inflation, in particular the rising costs of raw materials, as well as other direct cost inputs. We mitigate our exposure to the changes in the costs of metal through the inclusion of provisions in contracts covering the majority of our volumes to pass through metal price changes and freight costs, as well as through the use of derivative instruments. The pass-through provisions generally result in proportional increases or decreases in sales and costs with a greatly reduced impact, if any, on net earnings. Because of our customer and supplier concentration, our business, financial condition and results of operations could be adversely affected by the loss, insolvency or bankruptcy of a major customer or supplier or a change in a supply agreement with a major customer or supplier, although our contract provisions generally mitigate the risk of customer loss, and our long-term relationships represent a known, stable customer base.

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

•

Aligning ourselves with the right customers and markets by investing capital to meet continued growth for specialty beverage containers throughout our global network, which represent more than 35 percent of our global beverage packaging mix; aligning with craft brewers, sparkling water fillers and wine producers who continue to use beverage containers to grow their business;

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

Consolidated Sales and Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net sales	$2,908	$2,752	$8,236	$6,537
Net earnings attributable to Ball Corporation	48	31	215	210
Net earnings attributable to Ball Corporation as a % of consolidated net sales	2%	1%	3%	3%

Sales for the third quarter of 2017  were higher compared to the same period in 2016 primarily as a result of increased sales volumes for our South America and Europe segments, favorable product mix for our South America segment and increased sales in the aerospace segment. Net earnings for the third quarter of 2017 were higher compared to the same period in 2016 primarily due to increased earnings related to higher sales volumes in the South America segment, lower corporate costs,  $83 million in cost of sales for the step-up of inventory related to the acquired Rexam business included in the third quarter of 2016 and $19 million of lower taxes,  which were partially offset by $94 million higher business consolidation and other activities in the third quarter of 2017.

Sales for the first nine months of 2017 were higher compared to the same period in 2016 primarily as a result of 2017 including nine months of sales volumes from the acquired Rexam business while 2016 included six months of sales volumes from the company’s legacy business, a significant portion of which was sold with the Divestment Business, and three months of sales volumes from the acquired Rexam business, increased sales volumes during the third quarter of 2017 in the South America and Europe segments and $157 million of increased sales in the aerospace segment. Net earnings for the first nine months of 2017 were higher compared to the same period in 2016 primarily due 2017 including nine months of earnings from the acquired Rexam business while 2016 included six months of lower earnings from the company’s legacy business, the significant portion of which was sold with the Divestment Business, and three months of earnings from the acquired Rexam business,  $107 million lower debt refinancing and other costs in 2017, $83 million in cost of sales for inventory related to the acquired Rexam business included in the third quarter of 2016,  and $49 million lower business consolidation and other activities in 2017. These impacts on net earnings were partially offset by a $222 million higher tax provision in 2017, due to income tax benefits in 2016 associated with the restructure of Brazil legal entities as a result of the sale of the Divestment Business, the tax benefit on the transaction costs and derivative costs of the Rexam acquisition and sale of the Divestment Business in 2016 and $57 million higher interest expense in 2017 associated with higher average debt levels for the acquisition of Rexam.

Cost of Sales (Excluding Depreciation and Amortization)

Cost of sales, excluding depreciation and amortization, was $2,338 million and $6,583 million for the third quarter and first nine months of 2017, respectively, compared to $2,275 million and $5,288 million for the same periods in 2016. These amounts represented 80 percent of consolidated net sales for both the third quarter and first nine months of 2017, and 83 percent and 81 percent for the same periods in 2016. Cost of sales in the third quarter of 2016 included $83 million for the step-up of inventory related to the acquired Rexam business.

Depreciation and Amortization

Depreciation and amortization expense was $162 million and $539 million for the third quarter and first nine months of 2017, respectively, compared to $147 million and $299 million for the same periods in 2016. These amounts represented 6 percent and 7 percent of consolidated net sales in the third quarter and first nine months of 2017, respectively, and 5 percent for each of the same periods in 2016. The increase in depreciation and amortization for the third quarter and first nine months of 2017, was the result of increased depreciation of fixed assets and amortization of intangible assets following the Rexam acquisition. During the second quarter of 2017, the company finalized the valuation of the assets acquired in the Rexam acquisition. As a result, depreciation and amortization for the nine months ended September 30, 2017, included a cumulative catch-up adjustment of $34 million related to the last six months of 2016.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses were $127 million and $398 million for the third quarter and first nine months of 2017, respectively, compared to $135 million and $348 million for the same periods in 2016. These amounts represented 4 percent and 5 percent of consolidated net sales for the third quarter and first nine months of 2017, respectively, and 5 percent for both of the same periods in 2016. The increase in SG&A costs for the first nine months of 2017, was primarily due to additional SG&A from the acquired Rexam business which is being reduced over time.

Business Consolidation Costs and Other Activities

Business consolidation and other activities were $157 million and $253 million for the third quarter and first nine months of 2017, respectively, compared to $63 million and $302 million for the same periods in 2016. These amounts represented 5 percent and 3 percent of consolidated net sales for the third quarter and first nine months of 2017, respectively, and 2 percent and 5 percent for the same periods in 2016.

The year-over-year increase in business consolidation and other activities for the third quarter of 2017, compared to the same period in 2016, was primarily due to an increase of $92 million related to completed and pending plant closures and an increase of $41 million related to the settlement of certain Ball U.S. defined benefit pension plans, which were partially offset by a decrease of $52 million in Rexam transaction related costs and Rexam acquisition related compensation arrangements.

The year-over-year decrease in business consolidation and other activities for the first nine months of 2017, compared to the same period in 2016, was primarily due to a decrease of $377 million in Rexam transaction costs and Rexam acquisition related compensation arrangements and a decrease of $174 million in currency exchange losses associated with the Rexam acquisition.  These impacts were partially offset by a decrease of $330 million in the gain recognized in connection with the sale of the Ball portion of the Divestment Business, an increase of $99 million related to completed and pending plant closures, an increase of $41 million related to the settlement of certain Ball U.S. defined benefit pension plans and an increase of $34 million for indemnification of certain tax matters provided to the buyer in the sale of the Divestment Business.

Interest Expense

Total interest expense was $74 million and $217 million for the  third quarter and first nine months of 2017, respectively, compared to $82 million and $267 million for the same periods in 2016. Interest expense, excluding debt refinancing and other costs, as a percentage of average monthly borrowings was 4 percent for both the three and nine months ended September 30, 2017, compared to 4 percent for each of the same periods in 2016.

Debt refinancing and other costs were $1 million for the first nine months of 2017, compared to $108 million for the same period in 2016. The amount for the first nine months of 2016, consisted mainly of charges to fund a portion of the cash component of the Rexam acquisition purchase price as follows: (1) interest expense of $49 million on the 3.5 percent and 4.375 percent senior notes, (2) fair value changes of $20 million on derivative instruments designed to mitigate risks of interest rate changes with debt issuances, (3) refinancing of the bridge and revolving credit facilities of $30 million and (4) the amortization of $7 million in deferred financing fees on the Bridge Facility.

Income Taxes

The effective tax rate is affected by recurring items such as income earned in foreign jurisdictions with tax rates that differ from the U.S. tax rate and by discrete items that may occur in any given year but are not consistent from year to year. The effective income tax rate for the third quarter and first nine months of  2017, was 8 percent and 20 percent, respectively, compared to 46 percent and negative 527 percent for the same periods in 2016.

For the third quarter and first nine months of 2017, the effective tax rate was reduced by 9 percent and 7 percent, respectively, for the discrete tax benefit associated with the adoption in the first quarter of 2017 of amendments to existing accounting guidance for stock-based compensation. This item will continue to create a discrete tax impact in future reporting periods based upon the amount of share-based payments made by the company. The effective tax rate was further reduced by 34 percent and 11 percent, respectively, for the impact of the foreign tax rate differential versus the U.S. tax rate and by 3 percent and 2 percent, respectively, for the impact of the U.S. R&D credit. The effective tax rate was increased by 21 percent and 6 percent, respectively, for various other one-time items, primarily related to discrete transactions which are not expected to recur in future periods. The full-year 2017 effective income tax rate is expected to be approximately 23 percent.

In the third quarter and the first nine months of 2016, the effective tax rate increased 19 percent and 29 percent, respectively as it was determined that the post-acquisition taxable income in the U.K. will not be sufficient to allow for the recording of a tax benefit with respect to the interest expense on the Rexam acquisition indebtedness.

In the second quarter of 2016, a number of legal entities in Brazil were restructured resulting in a tax benefit from an increase in the local tax value of various assets. The impact on the effective tax rate was a reduction of 438 percent in the first nine months of 2016.

The company completed the acquisition of Rexam and the divestiture of certain assets and liabilities of the combined business on June 30, 2016. Gains on the Ball portion of the non-U.S. divestitures were either exempt from tax or subject to tax at rates lower than the U.S. tax rates. The impact on the effective tax rate was a reduction of 585 percent in the first nine months of 2016.

The items above were partially offset by a variety of factors with the most significant being non-deductible transaction costs associated with the completion of the Rexam acquisition in the second quarter, which resulted in the recording of an estimate of the non-deductible portion of the transaction costs incurred. The impact on the effective tax rate was an increase of 176 percent in the first nine months of 2016.

RESULTS OF BUSINESS SEGMENTS

Segment Results

Ball’s operations are organized and reviewed by management along its product lines and geographical areas and presented in the five reportable segments discussed below.

Beverage Packaging, North and Central America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net sales	$1,080	$1,076	$3,180	$2,653

Comparable operating earnings	$121	$145	$400	$356
Business consolidation and other activities (a)	(34)	(6)	(45)	(12)
Amortization of acquired Rexam intangibles	(7)	(6)	(23)	(6)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	(6)	—
Cost of sales associated with Rexam inventory step-up	—	(10)	—	(10)
Total segment earnings	$80	$123	$326	$328
Comparable operating earnings as a % of segment net sales	11%	13%	13%	13%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $6 million related to the last six months of 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

The beverage packaging, North and Central America, segment consists of operations located in the U.S., Canada and Mexico that manufacture aluminum containers used in beverage packaging. During the first quarter of 2016, our beverage manufacturing facility in Monterrey, Mexico, began production. Our beverage end manufacturing facility in Bristol, Virginia, ceased production at the end of June 2016.  Our beverage can manufacturing facility in Reidsville, North Carolina, ceased production at the end of June 2017.

Segment sales for the third quarter and first nine months of 2017 were $4 million and $527 million higher, respectively, compared to the same periods in 2016. The increase in sales for the third quarter of 2017, was primarily due to higher metal input prices. The first nine months of 2017 included nine months of sales volumes from the acquired Rexam business, compared to 2016 which included three months of sales volumes from the acquired Rexam business.

Comparable operating earnings for the third quarter and first nine months of 2017 were $24 million lower and $44 million higher, respectively, compared to the same period in 2016. The decrease in earnings for the third quarter of 2017 was primarily due to unfavorable product mix and unfavorable manufacturing performance and higher freight costs caused by two U.S. hurricanes in the quarter. The first nine months of 2017 included nine months of earnings from the acquired Rexam business, compared to 2016 which included three months of earnings from the acquired Rexam business.

Beverage Packaging, South America

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net sales	$425	$318	$1,145	$577

Comparable operating earnings	$78	$60	$205	$100
Business consolidation and other activities (a)	(4)	(6)	(4)	(15)
Amortization of acquired Rexam intangibles	(13)	(9)	(42)	(9)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	(14)	—
Cost of sales associated with Rexam inventory step-up	—	(20)	—	(20)
Total segment earnings	$61	$25	$145	$56
Comparable operating earnings as a % of segment net sales	18%	19%	18%	17%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $14 million related to the last six months of 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

The beverage packaging, South America, segment consists of operations located in Brazil, Argentina and Chile that manufacture aluminum containers used in beverage packaging.

Segment sales for the third quarter and first nine months of 2017, were $107 million and $568 million higher, respectively, compared to same periods in 2016. The increase for the third quarter of 2017 was due to an increase of $107 million in can and end volumes and favorable product mix.  The first nine months of 2017 included nine months of sales volumes from the acquired Rexam business while the first nine months of 2016 included six months of sales volumes from the company’s legacy business, the significant portion of which was sold with the Divestment Business and three months of sales volumes from the acquired Rexam business.  The increased sales volumes during the third quarter of 2017, also contributed to the increase in sales during the first nine months of 2017.

Comparable operating earnings for the third quarter and first nine months of 2017 were $18 million and $105 million higher, respectively, compared to the same periods in 2016. The increase for the third quarter of 2017 was primarily due to an increase of $20 million in can and end volumes. The first nine months of 2017 included nine months of earnings from the acquired Rexam business while the first nine months of 2016 included six months of earnings from the company’s legacy business, the significant portion of which was sold with the Divestment Business and three months of earnings from the acquired Rexam business.

Beverage Packaging, Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net sales	$651	$624	$1,824	$1,459

Comparable operating earnings	$74	$72	$184	$184
Business consolidation and other activities (a)	(62)	(10)	(69)	(19)
Amortization of acquired Rexam intangibles	(16)	(15)	(50)	(15)
Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation (b)	—	—	(18)	—
Cost of sales associated with Rexam inventory step-up	—	(46)	—	(46)
Total segment earnings	$(4)	$1	$47	$104
Comparable operating earnings as a % of segment net sales	11%	12%	10%	13%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.
(b)

Catch-up depreciation and amortization of $18 million related to the last six months of 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

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

Segment sales for the third quarter and first nine months of 2017 were $27 million and $365 million higher, respectively, compared to the same periods in 2016. The increase in sales for the third quarter of 2017 was primarily related to increased sales volumes and favorable currency exchange effects. The first nine months of 2017 included nine months of sales volumes from the acquired Rexam business while the first nine months of 2016 included six months of sales volumes from the company’s legacy European business, the significant portion of which was sold with the Divestment Business and three months of sales volumes from the acquired Rexam business.

Comparable operating earnings for the third quarter and first nine months of 2017 were $2 million higher and flat, respectively, compared to the same periods in 2016. The increase for the third quarter of 2017 was primarily due to increased sales volumes, which were partially offset by lower net pricing. The first nine months of 2017 included nine months of earnings from the acquired Rexam business while the first nine months of 2016 included six months of earnings from the company’s legacy European business, the significant portion of which was sold with the Divestment Business. Additionally, the first nine months of 2017 included $24 million of increased depreciation related to the finalization of the fixed asset valuations and useful lives for the Rexam acquisition and three months of earnings from the acquired Rexam business.

Food and Aerosol Packaging

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net sales	$321	$329	$867	$911

Comparable operating earnings	$30	$31	$76	$84
Business consolidation and other activities (a)	(2)	(4)	7	(21)
Total segment earnings	$28	$27	$83	$63
Comparable operating earnings as a % of segment net sales	9%	9%	9%	9%

(a)	Further details of these items are included in Note 5 to the unaudited condensed consolidated financial statements within Item 1 of this report.

The food and aerosol packaging segment consists of operations located in the U.S., Europe, Canada, Mexico, Argentina and India that manufacture and sell steel food and aerosol containers, extruded aluminum aerosol containers and slugs.

Segment sales for the third quarter and first nine months of 2017 were $8 million and $44 million lower, respectively, compared to the same periods in 2016. The decrease in the third quarter of 2017 was due primarily to lower food can sales volumes which were partially offset by higher metal input prices. The decrease in the first nine months of 2017 was due primarily to lower food can sales volumes and the sale of the company’s Baltimore, Maryland, and Hubbard, Ohio, plants.

Comparable operating earnings for the third quarter and first nine months of 2017 were flat and $8 million lower, respectively, compared to the same periods in 2016.  The third quarter of 2017 remained flat, primarily due to higher manufacturing efficiencies from our aerosol production, partially offset by lower food can volumes. The decrease in the first nine months of 2017 was primarily due to further food can volume and price erosion and startup costs for our new flat sheet operations in Canton, Ohio, during the first six months of 2017, which were partially offset by favorable aerosol product mix.

Aerospace

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net sales	$241	$204	$734	$577
Comparable operating earnings	23	24	70	61
Comparable operating earnings as a % of segment net sales	10%	12%	10%	11%

The aerospace segment consists of the manufacture and sale of aerospace and other related products and services provided for the defense, civil space and commercial space industries.

Segment sales for the third quarter and first nine months of 2017 were $37 million and $157 million higher, respectively, compared to the same periods in 2016, and comparable operating earnings were flat and $8 million higher, respectively. The increase in sales for the third quarter and first nine months of 2017 was primarily the result of an increase in sales from significant U.S. national defense contracts.

The aerospace sales contract mix for the first nine months of 2017 consisted of 63 percent cost-type contracts, which are billed at our costs plus an agreed upon and/or earned profit component and 32 percent fixed-price contracts. The remaining sales were for time and materials contracts. Contracted backlog was $1.2 billion at September 30, 2017, compared to $1.4 billion at December 31, 2016, and $1.4 billion at September 30, 2016. The backlog at September 30, 2017, consisted of 74 percent cost-type contracts. Comparisons of backlog are not necessarily indicative of the trend of future operations due to the nature of varying delivery and milestone schedules on contracts, funding of programs and the uncertainty of timing of future contract awards.

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

Based on the above definitions, our calculation of comparable operating earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2017	2016	2017	2016

Net earnings attributable to Ball Corporation	$48	$31	$215	$210
Add: Net earnings attributable to noncontrolling interests	3	3	6	3
Net earnings	51	34	221	213
Less: Equity in results of affiliates, net of tax	(5)	(7)	(23)	(6)
Add: Tax provision (benefit)	4	23	48	(174)
Earnings before taxes, as reported	50	50	246	33
Add: Total interest expense	74	82	217	267
Earnings before interest and taxes	124	132	463	300
Add: Business consolidation and other activities	157	63	253	302
Add: Amortization of acquired Rexam intangibles (a)	37	33	120	33
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	(5)	—	34	—
Add: Cost of sales associated with Rexam inventory step-up	—	83	—	83
Comparable operating earnings	$313	$311	$870	$718

(a)

Catch-up depreciation and amortization of $34 million related to the last six months of 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

Our calculation of comparable net earnings is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share amounts)	2017	2016	2017	2016

Net earnings attributable to Ball Corporation	$48	$31	$215	$210
Add: Business consolidation and other activities	157	63	253	302
Add: Amortization of acquired Rexam intangibles (a)	37	33	120	33
Add: Catch-up depreciation and amortization for 2016 from finalization of Rexam valuation	(5)	—	34	—
Add: Cost of sales associated with Rexam inventory step-up	—	83	—	83
Add: Debt refinancing and other costs	—	2	1	108
Less: Tax effect on above items	(49)	(41)	(108)	(329)
Comparable net earnings	$188	$171	$515	$407

Per diluted share, as reported (b)	$0.13	$0.09	$0.60	$0.67
Per diluted share, comparable basis (b)	$0.52	$0.48	$1.44	$1.30

(a)

Catch-up depreciation and amortization of $34 million related to the last six months of 2016, was recorded during 2017, as a result of the finalization of fixed asset and intangible asset valuations and useful lives for the Rexam acquisition during the second quarter of 2017.

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

	Nine Months Ended September 30,
($ in millions)	2017	2016

Cash flows provided by (used in) operating activities	$747	$(433)
Cash flows provided by (used in) investing activities	(370)	880
Cash flows provided by (used in) financing activities	(429)	43

Cash flows provided by operations were higher in 2017 compared to 2016, primarily due to improved working capital.  Also, the nine months ended September 30, 2016, included additional working capital requirements of the acquired Rexam businesses of approximately $300 million; payments of professional fees and employee costs related to the acquisition of Rexam and sale of the Divestment Business of approximately $315 million; $64 million of additional pension funding; $90 million of payments to settle derivatives associated with the acquired Rexam business; and $50 million of additional interest payments associated with the financing of the Rexam acquisition, which were partially offset by increased funding of pensions during 2017. Working capital changes in 2017 included lower annualized receivables days sales outstanding in 2017 of 45 days compared to 48 days in 2016, lower annualized inventory days on hand of 53 days in 2017 compared to 57 days in 2016 and higher annualized days payable outstanding of 89 days in 2017 compared to 75 days in 2016.

We have entered into several regional committed and uncommitted accounts receivable factoring programs with various financial institutions for certain receivables of the company. The programs are accounted for as true sales of the receivables, without recourse to Ball, and had combined limits of approximately $1 billion at September 30, 2017. A total of $646 million and $596 million were sold under such programs as of September 30, 2017, and December 31, 2016, respectively.

Contributions to the company’s defined benefit pension plans, not including unfunded German, Swedish and certain U.S. plans, were $182 million in the first nine months of 2017 compared to $246 million in the first nine months of 2016 and are expected to be in the range of $190 million for the full year of 2017. This estimate may change based on any changes to the U.S. Pension Protection Act and actual plan asset performance, among other factors. Included in the 2017 contributions were contributions to acquired Rexam defined benefit pension plans. Payments to participants in the unfunded German, Swedish and certain U.S. plans were $19 million in the first nine months of 2017 compared to $18 million in the first nine months of 2016 and are expected to be in the range of $22 million for the full year of 2017.

We expect 2017 capital expenditures for property, plant and equipment to be in the range of $550 million, and approximately $450 million was contractually committed as of September 30, 2017. Capital expenditures are expected to be funded by cash flows from operations.

As of September 30, 2017, approximately $550 million of our cash was held outside of the U.S. In the event that we would need to utilize any of the cash held outside of the U.S. for purposes within the U.S., there are no material legal or other economic restrictions regarding the repatriation of cash from any of the countries outside the U.S. where we have cash, other than market liquidity constraints that limit the ability to convert the U.S. dollar equivalent of $39 million Egyptian pounds held by the company in Egypt into other currencies. The company believes its U.S. operating cash flows; the $1.2 billion available under the company’s long-term, revolving credit facilities; the $188 million available under other U.S.-based uncommitted short-term credit facilities; and availability under U.S.-based committed and uncommitted accounts receivable factoring programs will be sufficient to meet the cash requirements of the U.S. portion of the company’s ongoing operations, scheduled principal and interest payments on U.S. debt, dividend payments, capital expenditures and other U.S. cash requirements. If foreign funds would be needed for our U.S. cash requirements and we are unable to provide the funds through intercompany financing arrangements, we will be required to accrue and pay U.S. taxes, net of applicable foreign tax credits, to repatriate funds from foreign locations where the company has previously asserted indefinite reinvestment of funds outside the U.S. However, it continues to be the company’s intent to permanently reinvest these foreign amounts outside the U.S., and our current plans do not demonstrate a need to repatriate the foreign amounts to fund our U.S. cash requirements.

Share Repurchases

The company’s share repurchases, net of issuances, totaled $85 million in the first nine months of 2017, and $60 million in the same period of 2016. Share repurchases are completed using cash on hand and available borrowings.

In August 2017, in a privately negotiated transaction, Ball entered into an accelerated share repurchase agreement to buy $100 million of its common shares using cash on hand and available borrowings. The company advanced the $100 million in August 2017, and received 2.2 million shares, which represented approximately 85 percent of the total shares. The agreement is expected to settle during the fourth quarter of 2017.

Debt Facilities and Refinancing

Given our cash flow projections and unused credit facilities that are available until March 2021, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements. Interest-bearing debt of $7.6 billion was outstanding at both September 30, 2017, and December 31, 2016.

At September 30, 2017, taking into account outstanding letters of credit, approximately $1.2 billion was available under existing long-term, revolving credit facilities. In addition to these facilities, the company had approximately $936 million of short-term uncommitted credit facilities available at September 30, 2017, of which $374 million was outstanding and due on demand. At December 31, 2016, the company had $143 million outstanding under short-term uncommitted credit facilities.

While ongoing financial and economic conditions in certain areas may raise concerns about credit risk with counterparties to derivative transactions, the company mitigates its exposure by allocating the risk among various counterparties and limiting exposure to any one party. We also monitor the credit ratings of our suppliers, customers, lenders and counterparties on a regular basis.

We were in compliance with all loan agreements at September 30, 2017, and for all prior years presented, and have met all debt payment obligations. The U.S. note agreements and bank credit agreement contain certain restrictions relating to dividends, investments, financial ratios, guarantees and the incurrence of additional indebtedness. The most restrictive covenant is in the company’s bank credit agreement and requires the company to maintain a net debt to EBITDA ratio (as defined) of no greater than 5 times at September 30, 2017, which changes to 4 times at December 31, 2017. As of September 30, 2017, the amounts disclosed as available under the company’s long-term multi-currency committed revolving facilities and short-term uncommitted credit facilities are available without violating our existing debt covenants. Additional details about our debt are available in Note 12 accompanying the unaudited condensed consolidated financial statements within Item 1 of this report.

CONTINGENCIES, INDEMNIFICATIONS AND GUARANTEES

Details about the company’s contingencies, indemnifications and guarantees are available in Notes 18 and 19 accompanying the unaudited condensed consolidated financial statements included within Item 1 of this report. The company is routinely subject to litigation incident to operating its businesses, and has been designated by various federal and state environmental agencies as a potentially responsible party, along with numerous other companies, for the clean-up of several hazardous waste sites, including in respect of sites related to alleged activities of certain Rexam subsidiaries. The company believes the matters identified will not have a material adverse effect upon the liquidity, results of operations or financial condition of the company. Details of the company’s legal proceedings are included in Note 22 to the consolidated financial statements within Item 8 of the company’s Annual Report on Form 10-K.

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

Ball Corporation, under the supervision of the CEO and CFO of the company, has conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were not effective because of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which continued to exist as of September 30, 2017.

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

Remediation Plan for Material Weakness

During 2017, our management, with the oversight of the Audit Committee of our board of  directors, has been engaged in efforts to remediate the material weakness identified. While certain remedial actions are in process, remedial controls have now been designed and implemented to address any future transactions that meet these criteria. The remediation efforts taken in 2017, outlined below, are intended to both address the identified material weakness and enhance our overall financial control environment.

•

Enhance our income tax controls to include specific activities to assess basis differences in reporting units where the currency utilized for local tax purposes differs from the reporting unit’s functional currency.

Remediation Activity

Management has performed a review of all locations to determine where the currency utilized for local tax purposes differs from the reporting unit’s functional currency under U.S. GAAP and has compiled an inventory of all the locations that could have significant basis differences resulting from currency fluctuations which could be realizable through significant and unusual/infrequent transactions. Further, management will monitor this list for completeness on a recurring basis.

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

Remediation Activity

Management has evaluated the tax accounting resource requirements and has taken remedial action to ensure the appropriate combination of personnel and technology are deployed to address the remediation activities outlined above.

The material weakness will not be considered fully remediated until the applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

As described above under Remediation Plan for Material Weakness, we are in the process of implementing changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

There were no events required to be reported under Item 1 for the third quarter of 2017, except as discussed in Note 18 to the unaudited condensed consolidated financial statements within Part I, Item 1 within this report.

Item 1A.  Risk Factors

Risk factors affecting the company can be found within Item 1A of the company’s Annual Report on Form 10-K (annual report) for the year ended December 31, 2016.

Item 2.     Changes in Securities

The following table summarizes the company’s repurchases of its common stock during the third quarter of 2017.

Purchases of Securities
($ in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

July 1 to July 30, 2017	—	$—	—	20,649,074
August 1 to August 31, 2017	2,201,824	40.56	2,201,824	18,447,250
September 1 to September 30, 2017	—	—	—	18,447,250
Total	2,201,824	—	2,201,824

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

Item 3.     Defaults Upon Senior Securities

There were no events required to be reported under Item 3 for the third quarter of 2017.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

There were no events required to be reported under Item 5 for the third quarter of 2017.

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

101

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Ball Corporation and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

The following materials from the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) the: (i) Unaudited Condensed Consolidated Statement of Earnings, (ii) the Unaudited Statement of Comprehensive Earnings, (iii) Unaudited Condensed Consolidated Balance Sheet, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements (Filed herewith.)

EX-101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ball Corporation
(Registrant)

By:	/s/ Scott C. Morrison
Scott C. Morrison
Senior Vice President and Chief Financial Officer

Date:	November 6, 2017